Form 10-K
period 1993-12-31
BARRETT BUSINESS SERVICES INC
filed 1994-03-23
CIK 902791

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K
             Annual Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 1993Commission File Number 0-21886
                     BARRETT BUSINESS SERVICES, INC.
         (Exact name of registrant as specified in its charter)

                      Maryland                        52-0812977
            (State or other jurisdiction           (I.R.S. Employer
                         of                      Identification No.)
           incorporation or organization)

              4724 S.W. Macadam Avenue                  97201
                  Portland, Oregon                    (Zip Code)
                (Address of principal
                 executive offices)

   Registrant's telephone number, including area code:  (503) 220-0988
       Securities registered pursuant to Section 12(b) of the Act:
                                  None
       Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, Par Value $.01 Per Share
                            (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
 x     No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                    $22,284,768 at February 25, 1994

     Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of the latest practicable date.
          Class                          Outstanding at February 25, 1994
Common Stock, Par Value $.01 Per Share            3,164,000 Shares

                   DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the registrant's definitive proxy statement for its 1994 annual meeting of stockholders are incorporated by reference into Part III of Form 10-K.
                                  INDEX

PART I                                                               Page
Item  1.  BUSINESS                                                     3
Item  2.  PROPERTIES                                                  11
Item  3.  LEGAL PROCEEDINGS                                           11
Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11
EXECUTIVE OFFICERS OF THE REGISTRANT                                  12

PART II
Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                    12
Item  6.  SELECTED FINANCIAL DATA                                     12
Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                    14
Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 19
Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                    53

PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          53
      (See Part I for Executive Officers of the Registrant)
Item 11.  EXECUTIVE COMPENSATION                                      53
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT                                  53
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              53

PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K                                                53

SIGNATURES                                                            54

EXHIBIT INDEX                                                         55

                                 PART I

Item 1.  BUSINESS

General

     Barrett Business Services, Inc. ("Barrett" or the "Company"), was incorporated in the state of Maryland in 1965. Barrett provides light industrial, clerical and technical employees to a wide range of businesses on both a temporary basis and a longer-term leased basis.
The Company believes it is the largest provider of temporary staffing and staff leasing services in Oregon, measured by revenue. Services are provided through a branch network of 14 offices, nine located throughout the western half of Oregon, two in northern California, two in Maryland, and one in Seattle, Washington. The Company provides employees to a diverse set of customers, including forest products and agriculture-based companies, electronics manufacturers, transportation and shipping enterprises, professional firms and general contractors.

Recent Acquisitions

     In March 1993, the Company acquired a branch office of CDI
Corporation-West in Sacramento, California, with annual revenues of approximately $300,000. The acquired temporary services operations were combined with the Company's existing Sacramento office.

     The Company completed the purchase of the assets of Personnel Management & Consulting, Inc. ("PMC"), with unaudited revenues of $800,000 for the year ended December 31, 1993, in February 1994. PMC, which had been operating since mid-1992, had offices located in each of Easton and Salisbury, Maryland, and Seaford, Delaware.

     On March 7, 1994, the acquisition of the assets of Golden West Temporary Services, operating through four offices in the San Francisco Bay Area of California, was consummated by the Company. The acquired assets included office equipment and leases, customer and employee lists, and trade names, logos and goodwill. The acquired operations had total revenues of $24,533,000 for the year ended December 31, 1993. The purchase price of $4,514,000 was paid in cash from working capital and was determined by arm's-length negotiation between the parties.

     Barrett's growth strategy includes expanding operations at existing offices, primarily through its ongoing marketing and sales program, as well as acquiring additional personnel-related businesses, both in its existing markets and in other geographic areas. The Company reviews acquisition opportunities on an ongoing basis, but there is no assurance that any additional acquisitions will be completed in the foreseeable future.

Temporary Services

     General. Temporary employees permit businesses to meet peak or extraordinary demands caused by such factors as seasonal increases, vacations, illnesses, special projects and marketing promotions without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining additional permanent employees. The use of temporary services permits businesses to apply to their personnel requirements the "just-in-time" approach adopted by many manufacturers in recent years to manage raw materials inventories. By maintaining a core of permanent employees to meet minimum requirements and managing increased demand through greater use of temporary employees, companies are able to convert a portion of their fixed personnel expense to variable expense and to lower the amounts they are required to spend overall on recruiting and training efforts, severance compensation, recordkeeping, payroll and other personnel management functions.

     The Company's Temporary Services. The Company provides light industrial, clerical and technical workers on a temporary basis to a broad range of businesses, including forest products and agriculture-based companies, electronics manufacturers, transportation and shipping companies, professional firms, and construction contractors. Light industrial workers perform such tasks as operation of machinery, loading and shipping, site preparation for conventions and other special events, construction site cleanup and janitorial services, and generated approximately 73% of the Company's 1993 temporary services revenues. Clerical workers, who accounted for approximately 19% of 1993 temporary services revenues, include secretaries, receptionists, typists and clerks. Technical personnel include electronic parts assembly workers, engineers in a variety of fields, including aerospace, chemicals, electronics and general industry, and designers and drafters of electronic parts; these workers represented approximately 8% of the Company's 1993 temporary services revenues.

     Temporary assignments may last a day, a week or months, depending upon the client's requirements. The client pays only for actual hours worked by temporary personnel and may terminate their services at any time. A significant portion of the temporary services provided by the Company is project-oriented, requiring one or more employees for a period of time to accomplish a nonrecurring or periodic task, such as converting to a new data processing system or taking a physical inventory.

     The Company's temporary services customers range in size from small local firms to large national companies using the Company's services on a local basis. The Company provided temporary services to more than 3,600 clients during 1993, up from approximately 2,800 clients in 1992. None of the Company's temporary services clients individually accounted for more than 5% of its total annual revenues during 1993.

     Business Strategy. The Company emphasizes prompt, personalized service in assigning quality, trained personnel at competitive rates to users of its temporary services. Since 1980, the Company has relied on internally developed computer databases of employee skills and availability to match customer needs with available qualified employees. As a local company operating in selected market areas, Barrett has an understanding of the unique factors affecting its clientele that enables it to personalize its response to its customers' needs.

     Barrett provides extensive training to its branch office managers and other sales personnel to develop and maintain a high level of service and professionalism. Its ongoing training program includes in-house presentations, outside seminars, video instruction and role playing. Both the successful solicitation of new customers and the retention of existing accounts are rewarded through a commission structure. Sales commissions represent between one-third and two-thirds of a salesperson's compensation. In addition, branch office staff participate in the Company's profit-sharing program. See "Employees and Employee Benefits," below.

     Recruiting. The Company employs a variety of methods to recruit its workforce of temporary employees, including newspaper advertising and flyers distributed at colleges and vocational schools. In addition, a substantial number of new employees are hired through referrals by Barrett's existing employees. The Company has generally found it easier to recruit and retain qualified personnel during periods of higher unemployment and must devote more resources to locating new employees during upturns in the economies in its market areas. The Company may be unable to pass on the full amount of such increased recruiting and personnel costs in the form of higher prices for temporary services, resulting in lower gross profit margins.

     Each employee applicant undergoes an interview, skills assessment and reference verification process to determine level of ability and past job performance. Following hire and placement, performance is reviewed with clients to assure customer satisfaction and quality control. Barrett provides its customers with an unconditional guarantee of performance; if a client is dissatisfied for any reason, no payment is required.

     The Company believes that its wage and benefit package, customer base, and opportunities for part-time and flexible scheduling have contributed significantly to its success in recruiting and retaining quality personnel in numbers sufficient to meet customer demand. See "Employees and Employee Benefits," below.

     Sales and Marketing. The Company markets its temporary services primarily through personal sales presentations by its branch office managers and trained sales force and, to a lesser extent, through advertising in various publications, including local newspapers and the
Yellow Pages.   The Company also benefits from referrals by existing
clients; staff leasing clients frequently use Barrett's temporary services as well.

     Following development of a preliminary profile of a prospective client's needs, the Company schedules a meeting with the client's personnel manager to explain the Company's services. Based on this information, Barrett develops an hourly charge for its temporary services which is designed to be competitive in relation to the marketplace. The actual cost to the client of an employee typically ranges from 135% to 150% of salary, including employment taxes, employee benefits and insurance and administrative costs. The Company believes it has been able to maintain a price advantage due to the lower costs associated with its self-insured workers' compensation program when compared to the cost of workers' compensation insurance coverage.

     The Company's sales and marketing efforts have generally increased during periods of economic decline, when demand for temporary services decreases. As a result of this reduced demand, the higher costs associated with sales and marketing typically cannot be recovered through price increases, with the result that gross margins decline.

     Billing. The Company prepares weekly customer invoices immediately following each payroll period through the centralized payroll and billing operations at its corporate headquarters. Barrett has not experienced significant problems in collecting accounts to date, which it attributes to client satisfaction with its services, its analysis of potential clients' credit history prior to agreeing to provide services, and regular monitoring of accounts.

Staff Leasing Services

     General. Many businesses, particularly those with a limited number of employees, find personnel administration requirements to be unduly complex and time-consuming. These businesses often cannot justify the expense of a full-time human resources staff. In addition, the escalating costs of health and workers' compensation insurance in recent years, coupled with the increased complexity of laws and regulations affecting the workplace, have encouraged these small to mid-sized businesses to consider staff leasing.

     The Company's Staff Leasing Services. In a staff leasing arrangement, the Company hires, as its own employees, workers who were previously employed directly by the client and then leases these employees to the client. The Company assumes responsibility for handling some or all personnel-related matters, including payroll and payroll taxes, employee benefits, health and workers' compensation insurance coverage and related administrative paperwork. The Company also hires and fires leased employees, although the client remains responsible for day-to-day assignments, supervision and training and, in most cases, recruiting.

     The Company began offering staff leasing services to Oregon customers in 1990, and expanded its worker leasing program to Maryland in the first quarter of 1994. The number of Barrett's staff leasing clients increased from approximately 300 at December 31, 1992, to approximately 425 at year-end 1993. The Company has entered into staff leasing arrangements with a wide variety of clients, including reforestation companies, moving and shipping companies and professional firms. Staff leasing clients are typically small to mid-sized businesses with up to 50 employees. None of the Company's staff leasing clients individually accounted for more than 5% of its total annual revenues during 1993.

     Business Strategy. The Company believes that it has attracted significant numbers of new staff leasing clients since 1990 by demonstrating the potential for cost reductions offered by the Company's self-insured workers' compensation program. Barrett also offers a variety of employee benefits, which it can generally provide on a cost-effective basis due to its large size relative to its clients. The Company believes these benefits reduce employee turnover and increase the appeal of staff leasing arrangements to most clients. The overall cost to the client for its leased employees is typically at or below the cost per employee that the client would incur if it employed its workforce directly.

     The Company's standard lease agreement provides for a minimum one-year term, with successive one-year renewals unless notice of termination is given by either party. The agreement permits cancellation by either party upon 60 days' prior written notice. In addition, the Company may terminate the agreement at any time for specified reasons, including nonpayment or failure to follow Barrett's workplace safety program. The agreement also provides for indemnification of the Company by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety or immigration laws or regulations.

     Sales and Marketing. The Company markets its staff leasing services through its Oregon and Maryland branches using its branch office sales staff. The Company also obtains referrals from existing clients and other third parties, and places advertisements in the Yellow Pages.

     Prior to entering into a staff leasing arrangement, the Company performs an analysis of the potential client's actual personnel and workers' compensation costs based on information provided by the customer. Barrett also introduces its workplace safety program and makes recommendations as to improvements in procedures and equipment following a safety inspection of the customer's facilities. Once the client has agreed to implement the Company's safety program, the Company proposes a leasing arrangement at a price which is typically at or below the client's prior overall personnel costs per employee. Barrett also offers significant financial incentives to clients to maintain a safer work environment, thus enabling clients to achieve additional savings. Typically, clients share these incentives with their leased employees.

     Billing. Through centralized operations at the Company's headquarters in Portland, Oregon, weekly payroll checks are prepared for each staff leasing client and delivered by courier. The Company invoices its clients following the end of each payroll period. Such invoices are due upon receipt and are generally paid within five business days. The costs of health insurance coverage and Barrett's cafeteria plan are passed through to its staff leasing clients based on the number of participating employees. The Company often requires a deposit from its staff leasing clients to cover a portion of the anticipated billing for one payroll period. The Company has had generally favorable results with collecting accounts to date, which it attributes to the prompt turnover of receivables, its analysis of potential clients' credit history, and regular monitoring of accounts.

Self-Insured Workers' Compensation Program

     The Company believes that its self-insured workers' compensation program has been key to its growth in revenue and profitability in Oregon. Significant elements contributing to the success of the workers' compensation program include the regulatory climate surrounding workers' compensation, the Company's workplace safety program and the aggressive claims management approach taken by the Company and its third-party administrators, all of which are described in detail below.

     Elements of Workers' Compensation System. State law generally mandates that an employer reimburse its employees for the costs of medical care and other specified benefits for injuries or illnesses incurred in the course and scope of employment. The benefits payable for various categories of claims are determined by state regulation and vary with the severity and nature of the injury or illness and other specified factors. In return for this guaranteed protection, workers' compensation is an exclusive remedy and employees are generally barred from seeking other damages from their employer for workplace injuries.

     Most states require employers to maintain workers' compensation insurance coverage or otherwise demonstrate financial responsibility to meet workers' compensation obligations to employees. In many states, employers who meet certain financial and other requirements are permitted to self-insure.

     Self-Insurance for Workers' Compensation. In August 1987 and November 1993, the Company became a self-insured employer for workers' compensation coverage in Oregon and Maryland, respectively. The regulations governing self-insured employers in each state require the Company to maintain deposits of cash, government securities or other financial instruments to cover potential claims losses.

     Barrett also maintains excess workers' compensation insurance coverage for claims exceeding $350,000 ($300,000 prior to January 1, 1994) in an unlimited amount (up to $10,000,000 per occurrence for claims through December 31, 1993) pursuant to an annual policy. The excess insurance policy contains standard exclusions from coverage, including punitive damages, fines or penalties in connection with violation of any statute or regulation and losses covered by other insurance or indemnity provisions. The Company maintains workers' compensation insurance coverage through state programs in California and Washington and, to a limited extent, through independent insurance carriers in Washington. The Company is presently pursuing applications to become a self-insured employer in California and Washington.

     Workplace Safety Program. In the late 1980's, the Company saw an opportunity to package and market to small and mid-sized Oregon employers its safety program designed to assist clients in managing workplace injuries and reducing workers' compensation claims. The Company's program, which was expanded to Maryland in 1993, begins with an on-site safety inspection by one of its risk managers. Barrett then designs a safety program for the client, including employee and supervisor safety training and regular meetings between management and employees to discuss safety precautions. Among other safety measures, the Company encourages clients to provide on-site first aid care and to make improvements in workplace procedures and equipment to reduce the risk of injury. The Company's third-party administrators for workers' compensation claims also assist the Company in performing safety inspections of client worksites and provide technical advice regarding workplace safety measures.

     A key factor to the success of the Company's safety program is its system of financial incentives to reward reductions in the number and severity of work-related injuries. If the cost of claims is less than agreed upon amounts, the Company pays an annual amount based on a percentage of the staff leasing client's payroll. Clients typically share these incentives with their leased employees. Staff leasing clients and leased employees are thus given an economic incentive to cooperate in maintaining a safer work environment and reducing the frequency of fraudulent claims.

     During 1993, Barrett implemented a corporate-wide mandatory pre-employment drug testing program. Results of the program are believed to include a reduction in the frequency of fraudulent claims and in accidents in which the use of illegal drugs appears to have been a factor.

     Claims Management. The Company also seeks to contain its workers' compensation costs through an aggressive approach to claims management. Barrett uses managed care systems to reduce medical costs and keeps time-loss costs to a minimum by assigning injured workers, whenever possible, to temporary assignments which accommodate the worker's physical limitations. The Company believes that these temporary assignments minimize both time actually lost from work and covered time-loss costs. Barrett has also engaged third-party administrators to provide additional claims management expertise. Typical management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with doctors to encourage efficient medical management of cases, denying questionable claims, and negotiating early settlements to cut off future case development and costs.

     In July 1993, the Company acted to decentralize responsibility for safety and claims management to its branch offices in Oregon and Maryland. This operational change effectively tripled the total personnel resources dedicated to injury prevention and claims expense control, enabling the Company to conduct more effective on-site safety training and more thorough and timely investigation of claims.

     Elements of Self-Insurance Costs. The costs associated with the Company's self-insured workers' compensation program include loss and loss adjustment expense payments with respect to claims made by employees, fees payable to the Company's third-party administrators, assessments payable to state workers' compensation regulatory agencies, premiums for excess workers' compensation insurance coverage, and safety incentive payments. Although not directly tied to the size of the Company's payroll, the number of claims and related loss payments may be expected to increase with growth in the total number of employees. Third-party administration fees also vary with the number of claims administered. The state assessments are based on payroll amounts and increase proportionately with increases in the Company's employee base. Excess insurance premiums are also based in part on the amount of the Company's payroll. Safety incentives expense may increase as the number of the Company's staff leasing employees rises, although increases will only occur for any given client if such client's claims costs are below agreed upon amounts.

Workers' Compensation Claims Experience and Reserves

     In connection with its workers' compensation self-insurance program, the Company is liable for loss and loss adjustment expense payments under the workers' compensation laws of Oregon and Maryland. Several months may elapse between the occurrence of a workers' compensation loss, the reporting of the claim to the Company and the Company's payment of that claim. The Company reflects its liability for the ultimate payment of all incurred claims and claims adjustment expenses by establishing loss and allocated loss adjustment expense reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to covered events that have occurred.

     When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of its ultimate loss and allocated loss adjustment expense payments. The estimate reflects an informed judgment based on established reserving practices and the experience and knowledge of Barrett's third-party administrators regarding the nature and value of the claim, as well as the estimated expense of settling the claim, including legal and other fees and expenses of administering claims ("allocated loss adjustment expenses"). The reserves also provide for losses incurred but not reported ("IBNR"), as well as future development in excess of case reserves on losses reported to the Company (together, "IBNR reserves").

     As part of the reserving process, historical data are reviewed, and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, changes in social attitudes, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates, and as other data become available and are reviewed these estimates and judgments are revised, resulting in increases or decreases to existing reserves. As of December 31, 1993, the Company's loss reserves totaled $2,434,000, compared to $1,337,000 at year-end 1992. The total number of self-insured claims reported in 1993 was 1,085, compared to 979 for 1992. Barrett has engaged a nationally-recognized, independent actuarial firm to review the Company's reserves periodically. Based in part on such review, the Company believes its total loss reserves at December 31, 1993, make adequate provision for its workers' compensation loss and allocated loss adjustment expense obligations at such date. There can, however, be no assurance that the Company's actual future workers' compensation obligations will not exceed the amount of its reserves, with a corresponding negative impact on future earnings, due to such factors as unanticipated loss development of known claims, an increase in the number and severity of new claims, and a lack of historical claims experience with new staff leasing clients.

Employees and Employee Benefits

     At December 31, 1993, the Company had approximately
7,615 employees, including approximately 3,900 temporary services employees, 3,600 leased employees and 115 managerial, sales and administrative employees. The number of employees at any given time can vary significantly due to special project requests, seasonality and other factors. None of the Company's employees are covered by a collective bargaining agreement. Each of Barrett's managerial, sales and administrative employees has entered into a standard form of employment agreement which, among other things, contains covenants not to engage in certain activities in competition with the Company for 18 months following termination of employment and to keep the Company's customer lists and other proprietary information confidential. Barrett believes its employee relations are good.

     Benefits offered to Barrett's temporary employees include group health insurance, a cafeteria plan permitting employees to use pre-tax dollars to obtain various services, including medical, dental and child care, and a 401(k) savings plan pursuant to which employees may begin making contributions upon reaching 21 years of age and completing 1,000 hours of service in any consecutive 12-month period. The Company may also make contributions to the savings plan, which vest over seven years and are subject to certain legal limits, at the sole discretion of the Company's board of directors. Leased employees may participate in the Company's benefit plans, provided that the group health insurance premiums may, at the client's option, be paid by payroll deduction. Barrett also maintains profit-sharing bonus plans for its managerial and administrative personnel.

Regulatory and Legislative Issues

     The Company is subject to the laws and regulations governing self-insurers under the workers' compensation systems in Oregon and Maryland. In addition, legislation was adopted in Oregon in 1993 which requires a worker leasing company, such as Barrett, to be licensed by the Workers' Compensation Division of the Oregon Department of Consumer and Business Services. Temporary services companies are expressly exempt from the legislation. Worker leasing companies are required to notify the Workers' Compensation Division if they provide workers' compensation coverage for their leased employees, and an insurer providing such coverage is required to use the experience of the client for the purpose of assigning an experience rating to the worker leasing company. Worker leasing companies are also required to assure that each leasing client provides adequate training and supervision for its workers in compliance with statutory requirements for workplace safety and to give 30 days' written notice of termination of its obligation to provide workers' compensation coverage for leased employees and other subject employees of a leasing client. Although compliance with the legislation has caused Barrett to make certain changes in its staff leasing operations and client contracts and has subjected it to additional financial risk with respect to workers' compensation expense, particularly with respect to leasing clients who breach their payment obligations to the Company, Barrett does not anticipate that compliance with the legislation will have a material impact on its business operations, financial condition, or operating results.

     Federal legislative proposals for national health care reform include provisions extending mandatory health insurance benefits to virtually all classes of employees. In addition, workers' compensation coverage may be included in the reform package ultimately adopted.
While it is impossible to predict if, when and in what form health care reform will be enacted, elements of such reform may have a material adverse effect on the Company's operations and its self-insured workers' compensation program.

Competition

     The staff leasing and temporary services businesses are characterized by rapid growth and intense competition. The temporary services market includes competitors of all sizes, including several, such as Manpower, Inc., Kelly Services, Inc., The Olsten Corporation, Interim Services, Inc., and Adia Services, Inc., which are national in scope and have substantially greater financial and marketing resources than the Company. In addition to national companies, Barrett competes with numerous local and regional firms for both customers and personnel. The Company estimates that approximately 50 firms provide temporary services in Oregon. There are relatively limited barriers to entry into the temporary services business. The principal competitive factors in the temporary services industry are price, the ability to provide qualified workers in a timely manner and the monitoring of job performance. The Company attributes its growth in temporary services revenues to the cost-efficiency of its operations, which permits it to price its services competitively, and to its ability through its branch office network to understand the needs of its customers and fill those needs with competent personnel.

     Although there are believed to be more than 1,300 staff leasing companies currently operating in the United States, many of these potential competitors are located in states in which the Company presently does not operate. Barrett believes that approximately 13 staff leasing firms are operating in Oregon, but that the Company has the largest presence in the state. The Company may face additional competition in the future from new entrants to the field, including other temporary services companies, payroll processing companies and insurance companies. Certain staff leasing companies operating in areas in which the Company does not now, but may in the future, offer its services have greater financial and marketing resources than the Company. Competition in the staff leasing industry is based largely on price, although service and quality are also important. Barrett believes that its growth in staff leasing revenues is attributable to its ability to provide small and mid-sized companies with the opportunity to provide enhanced benefits to their employees while typically reducing the clients' overall personnel administration and workers' compensation costs. The Company's competitive advantage may be adversely affected by a substantial increase in the costs of maintaining its self-insured workers' compensation program or by a general decrease in workers' compensation premiums due to reform efforts or workplace safety improvements.

Item 2.   PROPERTIES

     The Company provides temporary services through all 14 of its branch offices. Staff leasing services are currently offered through each of Barrett's Oregon and Maryland locations. The following table shows the locations of the Company's branch offices and the year in which each branch was opened or acquired. The Company's Oregon branches accounted for approximately 90% of its total revenues in 1993. The Company also leases space in nine other locations in its market areas which it uses to recruit employees.


                      Year Opened                            Year Opened
Oregon Locations      Or Acquired  Other Locations           or Acquired
Portland (Industrial)    1984      Sacramento, California        1988
Portland (Bridgeport)    1988      Santa Clara, California       1994
Bend                     1990      Baltimore, Maryland           1951
Medford                  1990      Easton, Maryland              1994
Salem                    1990      Seattle, Washington           1981
Albany                   1991
Eugene                   1991
Grants Pass              1991
Portland (Leasing)       1993


     In May 1993, Barrett purchased an office building in Portland, Oregon, with approximately 9,200 square feet of office space, for a total purchase price of $925,000. The Company's corporate headquarters were relocated to the new building in June 1993. The building is subject to a mortgage loan with a principal balance of approximately $683,000 at December 31, 1993.

     The Company also owns another office building in Portland, Oregon, in which its headquarters were previously located. The building is subject to a mortgage loan with a principal balance at December 31, 1993, of approximately $283,000 due in full in November 1998 and has approximately 7,000 square feet of office space. Barrett moved its Portland (Bridgeport) branch office to this building in September 1993.

     Barrett leases the office space housing its other branch offices. At December 31, 1993, such leases had expiration dates ranging from less than one year to six years, with total minimum payments through 1998 of approximately $578,000.


Item 3.   LEGAL PROCEEDINGS

     There were no legal proceedings requiring disclosure pursuant to this item pending at December 31, 1993, or at the date of this report.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Officers of the Company are elected annually and serve at the discretion of the Company's board of directors. There are no family relationships among the Company's executive officers and directors. At February 25, 1994, the executive officers of Barrett were as follows:

     William W. Sherertz, age 48, has acted as chief executive officer of the Company since 1980. He has also been a director of the Company since 1980, and was elected President of the Company in March 1993.

     Jack D. Williamson, Jr., age 39, was elected Vice President-- Finance, Treasurer, Secretary and a director of the Company in March 1993. He had previously been controller of the Company since 1986.

     Peter J. Schenk, age 35, joined the Company as director of operations and marketing in December 1991. He was elected Vice
President--Operations and Marketing in March 1993. From 1986 to 1991, Mr. Schenk was Vice President--Marketing for American Consulting
Services, a provider of marketing consulting services to media companies.

                                 PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's common stock is traded over-the-counter in the National Market System under the (NASDAQ) symbol BBSI. At February 25, 1994, there were 38 stockholders of record of the Company's common stock. The Company has not declared or paid any cash dividends since the closing of its initial public offering of its common stock on June 18, 1993, and has no present plan to do so in the foreseeable future. The following table presents the high and low sales prices of the Company's common stock for each quarterly period since June 18, 1993, as reported by NASDAQ:

                                        1993
                                    High       Low
          June 18 through June 30  $ 9.50    $ 7.00
          Third Quarter             14.25      7.75
          Fourth Quarter            16.75     13.50


Item 6.   SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the Company's financial statements and the accompanying notes presented in Item 8 of this report.

                                 Fiscal      Six
                                  Year      Months
                                  Ended     Ended
                                June 30,   Dec. 31,       Years Ended December 31,

                                  1989      1989<F1>      1990      1991     1992      1993
                                      (In thousands, except per share data)
Statement of Operations
Data<F2>:
Revenues:
  Temporary services . .        $20,829     $11,941     $23,433  $31,041  $34,681   $41,755
  Staff leasing services            ---         ---       3,630   16,949   45,444    58,512

    Total  . . . . . . .         20,829      11,941      27,063   47,990   80,125   100,267
Cost of revenues:
   Direct payroll costs .        15,502       8,890      19,774   35,486   59,820    75,171
   Payroll taxes and
     benefits  . . . . . . . .    1,780       1,002       2,252    4,309    7,826     9,911

   Workers' compensation            602         290         990    1,958    3,233     4,591
   Safety incentives  . .           ---         ---          68      270      651       598
     Total  . . . . . . .        17,884      10,182      23,084   42,023   71,530    90,271
Gross margin  . . . . . .         2,945       1,759       3,979    5,967    8,595     9,996

Selling, general, and
    administrative expenses .     2,456       1,366       3,380    5,054    6,339     6,820
Income from operations  .           489         393         599      913    2,256     3,176
Other (expense) income:
   Litigation settlement            ---         ---         ---     (600)     ---       ---
   Interest expense . . .          (150)       (115)       (223)    (175)     (77)      (86)
   Interest income  . . .            29          14          44       58       70       161
   Other, net . . . . . .           (32)          7         (60)     (31)      26       133
     Total  . . . . . . .          (153)        (94)       (239)    (748)      19       208
Income before provision for
income taxes  . . . . . .      $    336      $  299      $  360   $  165  $2,275   $3,384

Unaudited pro forma
    data<F3>:
   Net income . . . . . .      $   152      $  180      $   221  $    98 $ 1,385   $ 2,060
   Net income per share .      $   .08      $  .09      $   .11  $   .05 $   .69   $   .78
Weighted average common
shares outstanding  . . .        1,992       1,992        1,992    1,994   2,000     2,630

                                                                      As of December 31,

                                             1989     1990     1991   1992    1993
                                                      (In thousands)
    Selected Balance Sheet
    Data:
    Working capital (deficit)             $    332 $   (142) $ (589) $ (678) $7,017
    Total assets  . . . . . .                3,787    4,355   5,980   7,219  18,425
    Long-term debt, net of
    current portion . . . . .                  770      690     446     292     946

    Stockholders' equity  . .                1,060    1,188     962   1,574  10,480

_____________________________

<F1> Effective January 1, 1990, the Company changed its fiscal year-end from June 30 to
     December 31, requiring presentation of financial information for the six-month period ended December 31, 1989.

<F2> The results of each of six companies acquired by the Company between January 1, 1990 and
     March 31, 1993, have been included since the respective date of its purchase.

<F3> Effective July 1, 1987, the Company elected to be treated as a corporation subject to taxation under Subchapter S of the Code, pursuant to which the net earnings of the
     Company were taxed directly to the Company's stockholders rather than to the Company.
     The Company terminated its election on April 30, 1993, and recognized a cumulative net deferred tax asset of $505,000.  Accordingly, the Company was not subject to federal (and some state) corporate income taxation during the periods shown above until May 1, 1993.
     The amounts shown reflect a pro forma tax provision.  For the year ended December 31,
     1993, the provision for income taxes was $437,000, net income was $2,947,000, and net income per share was $1.12.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

       The following table sets forth the percentages of total revenues represented by selected items in the Company's Statement of Operations for the years ended December 31, 1993, 1992 and 1991, included in Item 8 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company's financial statements included in Item 8 of this report.

                                                   Percentage of Total Revenues
                                                     Years Ended December 31,

                                                1993     1992        1991
Temporary services revenues. . . . . . . .     41.6%     43.3%     64.7%
Staff leasing services revenues. . . . . .     58.4      56.7      35.3
Direct payroll costs . . . . . . . . . . .     74.9      74.7      73.9
Payroll taxes and benefits . . . . . . . .      9.9       9.8       9.0
Workers' compensation. . . . . . . . . . .      4.6       4.0       4.1
Safety incentives. . . . . . . . . . . . .       .6        .8        .6
Gross margin . . . . . . . . . . . . . . .     10.0      10.7      12.4
Selling, general and administrative
  expenses . . . . . . . . . . . . . . . .      6.8       7.9      10.5
Income from operations . . . . . . . . . .      3.2       2.8       1.9
Other income (expense) . . . . . . . . . .       .2       ---      (1.6)
Pretax income. . . . . . . . . . . . . . .      3.4       2.8        .3
Pro forma provision for income taxes . . .      1.3       1.1        .1
Pro forma net income . . . . . . . . . . .      2.1       1.7        .2


 Years Ended December 31, 1993 and 1992

      Temporary and Staff Leasing Services Revenues. Total revenues increased $20,142,000 (25.1%) to $100,267,000 for 1993 compared to 1992. The increase in total revenues was attributable to growth in temporary services revenues and staff leasing services revenues of $7,074,000 (20.4%) and $13,068,000 (28.8%), respectively.

      Moderate economic growth and uncertainty regarding long-term economic prospects increased demand for the Company's temporary services during 1993 compared to 1992. The Company attributes its growth in temporary services revenues to the cost-efficiency of its operations, which permits it to price its services competitively, and to its ability through its branch office network to understand the needs of its customers and fill those needs with competent personnel.

      During the first quarter of 1994 the Company expanded its operations through acquisition of two temporary services businesses. The acquired companies had total revenues of approximately $25,000,000 during 1993, through seven branch offices. See "Liquidity and Capital Resources" below.

      Market conditions remained favorable for the Company's staff leasing services in Oregon during 1993, due to a limited number of competitors in this industry and the competitive advantage afforded by the financial incentives offered to the Company's clients for reductions in the cost of workplace injuries.

      The Company believes the growth of its staff leasing services is due in part to its ability to assume personnel administration functions while providing employees to clients at an overall cost that is generally less than the clients would have to pay if they carried such employees on their payrolls. The Company's services are cost-effective because of (i) the economies of scale and, in some cases, additional benefits available to it as an employer handling a significantly larger volume of payroll, payroll taxes and fringe benefits as compared to the typical staff of up to 50 employees handled by its staff leasing clients and (ii) the lower cost per employee of the Company's self-insured workers' compensation program in Oregon and Maryland as compared to the third-party insurance coverage its clients typically would otherwise be required to carry. See "Workers Compensation Expense" below.

      Payroll Costs, Payroll Taxes and Benefits. Payroll costs, payroll taxes and benefits for the Company's temporary and staff leasing employees increased by $17,436,000 (25.8%) to $85,082,000 in 1993 compared to
$67,646,000 in 1992, slightly ahead of the 25.1% growth in total revenues for the same period. The increase in payroll costs, payroll taxes and benefits is primarily attributable to an increase in the number of employees and to higher participation in the Company's fully insured group health plan. On June 1, 1993, the Company replaced its various regional vendors of group health insurance with a single national underwriter to take further advantage of available volume discounts. The Company believes the number of employees participating in its group health plan will continue to rise for the foreseeable future; however, the resulting increase in the Company's benefits costs is expected to be offset by decreases in the statutory payroll tax rates for the Company during 1994.

      Workers' Compensation Expense. The Company has been a self-insured employer for workers' compensation coverage in Oregon since August 1987 and became self-insured in Maryland in November 1993. Workers' compensation expense currently includes the costs of self-insurance for the Company's employees in Oregon and Maryland, and third-party insurance coverage for such employees in California and Washington. Self-insurance expenses include case reserves for reported claims, reserves for claims incurred but not reported, loss adjustment expenses, third-party administrator fees, reinsurance premiums, and assessments paid to the States of Oregon and Maryland.
Workers' compensation expense increased by $1,358,000 (42.0%) during 1993 compared to 1992, due primarily to increases in the number of temporary and staff leasing employees in Oregon. Self-insurance expense in Oregon increased by approximately $1,342,000 in 1993 compared to 1992.

      During the third quarter of 1993, the Company submitted applications for self-insurance of its workers' compensation costs for its operations in California and Washington. In January 1994, the Company's application in California was denied. The Department of Industrial Relations of the State of California ("Department of Industrial Relations") cited as reasons for the denial concerns regarding the Company's financial strength (based on its 1992 audited financial statements) and the effectiveness of its injury and illness prevention program. The Company believes that its audited financial statements at December 31, 1993 will satisfy the Department of Industrial Relations' financial requirements. The Company also plans to submit additional information demonstrating its ability to implement effective injury and illness prevention programs, based on its workplace safety program in Oregon. Accordingly, the Company plans to submit an amended application to the Department of Industrial Relations during the second quarter of 1994. However, there can be no assurance that self-insured status will be granted on terms which are financially feasible to the Company. The State of Washington is scheduled to review the Company's application for workers' compensation self-insurance during the second quarter of 1994.

      Upon becoming self-insured, the Company's workers' compensation expense is tied directly to the incidence and severity of workplace injuries to its employees. Significant elements contributing to the success of the workers' compensation program include the regulatory climate surrounding workers' compensation, the Company's workplace safety program and the aggressive claims management approach taken by the Company and its third-party administrators.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (including the provision for doubtful accounts and the amortization of intangibles) consist of compensation and other expenses incident to the operation of the Company's headquarters and branch offices and marketing of its services. These expenses increased 7.6% for 1993 compared to 1992. Of the $481,000 increase, $81,000 is attributable to an increase in the provision for doubtful accounts arising from to the failure of one of the Company's staff leasing customers in September 1993. As a percentage of total revenues, selling, general and administrative expenses decreased from 7.9% during 1992, to 6.8% during 1993, due to greater utilization of existing branch office capacity and the shift of the Company's business toward staff leasing services, which have lower overhead requirements as compared to temporary services.

           Provision and Pro Forma Provision for Income Taxes. The Company was exempt from taxation as an S corporation until its S corporation election was terminated on April 30, 1993. A one-time tax benefit arising from net cumulative temporary differences in the timing of reporting certain deductible items for financial statement and income tax purposes was recognized by the Company as a reduction in its provision for income taxes for the year ended December 31, 1993 in the amount of $505,000. The pro forma effective tax rate of 39.1% is the effective tax rate that would have been recorded if the Company had been a C corporation for the periods presented. See Note 13 of the Notes to Financial Statements.


 Years Ended December 31, 1992 and 1991

      Temporary and Staff Leasing Services Revenues. Total revenues increased $32,135,000 (67.0%) to $80,125,000 for 1992, compared to 1991. The increase in total revenues was attributable to growth in temporary services revenues and staff leasing services revenues of $3,640,000 (11.7%) and $28,495,000 (168.1%), respectively. Staff leasing revenue growth was due primarily to higher volume associated with an increase in the number of staff leasing clients. Approximately one-third of the increase in clients resulted from the acquisition of Employee Leasing of Oregon, Inc. ("ELO"), in December 1991 and American Staff Management, Inc. ("ASM"), in March 1992, with annual aggregate revenues of approximately $9,000,000. See Note 2 of the Notes to Financial Statements for unaudited pro forma information on the acquisitions.

      Payroll Costs, Payroll Taxes and Benefits. Payroll costs, payroll taxes and benefits for the Company's staff leasing and temporary services employees increased by $27,851,000, or 70.0%, to $67,646,000 in 1992 compared to 1991, slightly in excess of the 67.0% growth in total revenues for the same period. The increase in payroll cost, payroll taxes and benefits is primarily attributable to an increase in the number of employees. As a percentage of revenue, such costs increased from 82.9% in 1991 to 84.5% in 1992 due to the growth in staff leasing services revenues as a percentage of total revenues.

      Workers' Compensation Expense. Workers' compensation expense increased by $1,275,000, or 65.1%, in 1992 compared to 1991 due primarily to an increase in the number of temporary and staff leasing employees.
Self-insurance expense in Oregon increased by 68.3% in 1992 compared to 1991, while premium expense relating to the Company's operations in California, Maryland and Washington increased by 48.0% from 1991 to 1992.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (including the provision for doubtful accounts and the amortization of intangibles) increased by $1,285,000 (25.4%) to $6,339,000 in 1992 compared to 1991, due primarily to an increase in the number of headquarters and branch employees needed to manage the Company's revenue growth. As a percentage of total revenues, selling, general and administrative expenses decreased from 10.5% in 1991 to 7.9% in 1992, due primarily to the shift of the Company's business toward staff leasing services.

      Other Income (Expense). The Company had other income of $19,000 in 1992 as compared to other expense of $748,000 in 1991, due primarily to material litigation costs incurred in 1991 and to a 56.0% decline in interest expense in 1992 compared to 1991 as a result of lower average borrowings outstanding and a lower interest rate environment.

      Pro Forma Provision for Income Taxes. The pro forma effective tax rates would have been 40.6% in 1991 and 39.1% in 1992. The lower tax rate in 1992 was due primarily to a lesser amount of goodwill amortization, which is not tax deductible, compared to 1991.


Seasonal Fluctuations

      The Company's revenues historically have been subject to some seasonal fluctuation, particularly in its temporary services business. Demand for the Company's temporary employees and its payroll requirements (and associated mark-ups) for certain of its staff leasing clients decline during the year-end holiday season and periods of bad weather. Correspondingly, demand for temporary services and the operations of some staff leasing clients, particularly agricultural and forest products-based companies, increase during the second and third quarters. Over the past three years, staff leasing revenues represented an increasing share of total revenues, diminishing the effect of seasonal fluctuations as staff leasing clients are engaged in a wide range of industries with varying seasonal demands.

Liquidity and Capital Resources

      The Company has financed its operations and met its liquidity needs primarily from cash flow from operations of $2,905,000 and $3,415,000 during 1992 and 1993, respectively. The principal uses of funds during 1993 were
(i) additional workers' compensation surety deposits required by the States of Oregon and Maryland of $826,000 and $600,000, respectively, (ii) cash distributions to shareholders prior to termination of the Company's S corporation status of $869,000, and (iii) purchase of an office building in May 1993. The building purchase price of $925,000 was funded in part, on an interim basis, by drawing on the Company's working capital line of credit, which was replaced by permanent long-term mortgage financing in the amount of $693,750 in August 1993.

      Capital expenditures for incidental purposes were approximately $200,000 in 1992 and $360,000 in 1993 and are expected to total approximately $500,000 for 1994. In addition, the Company hopes to expand its self-insured workers' compensation and staff leasing program to California and Washington during the second quarter of 1994. If self-insured status is obtained, the required surety deposits for the two states are expected to total at least $2,500,000 to be paid from cash or from other funding sources, potentially including letters of credit from the Company's lender and surety bonds from providers of third-party insurance. The Company also has long-term commitments under non-cancelable operating leases which expire at various times through 1999. See Note 9 of the Notes to Financial Statements.

      The Company has an unsecured bank line of credit for a maximum amount of $2,000,000, expiring subject to renewal on May 31, 1994. Outstanding balances against the line of credit accrue interest at the bank's prime rate. The highest borrowing against the line during 1992 and 1993 was $321,617 and $1,189,000, respectively. The average balance outstanding against the line for the year ended December 31, 1992 was $142,000, compared to $59,000 during 1993. There was a zero balance outstanding under the credit line at December 31, 1992 and 1993. See Note 6 of the Notes to Financial Statements.

      On June 18, 1993, the Company completed its underwritten initial public offering of 1,000,000 shares of its common stock at a public offering price of $7.00 per share. In July 1993, the underwriters exercised an option to purchase 150,000 additional shares of common stock on the same terms to cover over-allotments. Total net proceeds to the Company were $6,828,000 after deducting underwriting discounts of $644,000 and other expenses incurred in connection with the offering of $570,000.

      In February 1994, the Company acquired the assets of Personnel Management & Consulting, Inc. ("PMC"), a Maryland corporation, for $270,000, of which $42,000 was paid in cash and $228,000 was paid in the form of 12,000 shares of common stock of the Company. PMC had unaudited revenues of approximately $800,000 for the year ended December 31, 1993, primarily from sales of temporary services provided through three branch offices, one in each of Salisbury and Easton, Maryland; and in Seaford, Delaware.

      In March 1994, the Company acquired the assets of Golden West Temporary Services ("Golden West"), a California corporation, for $4,514,000 in cash from working capital. Golden West had total revenues of $24,533,000 for the year ended December 31, 1993, from the sales of temporary services provided through four branch offices, one in each of San Jose, Santa Clara, Mountain View and Fremont, California.

      A key part of the Company's business strategy is continued growth through the expansion of operations at existing offices and the acquisition of additional personnel-related businesses, both in its existing markets and in other geographic areas. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated. The Company believes that the unused net proceeds of its stock offering, available credit lines and other sources of financing, and anticipated funds to be generated from operations will be sufficient in the aggregate to provide funds for expansion and its working capital needs for the foreseeable future.


Inflation

      Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims in Oregon and Maryland.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The following audited financial statements of Barrett Business Services, Inc., and related documents are set forth herein on the pages indicated:

                                                                         Page
Report of Independent Accountants                                          20
Balance Sheet at December 31, 1992 and 1993                                21
Statement of Operations for the years ended
  December 31, 1991, 1992, and 1993                                        22
Statement of Stockholders' Equity for the
  years ended December 31, 1991, 1992, and 1993                            23
Statement of Cash Flows for the years ended
  December 31, 1991, 1992, and 1993                                        24
Notes to Financial Statements                                              25

(b) The following financial statement schedule and report thereon are set forth herein on the pages indicated:

Report of Independent Accountants on Financial Statement
 Schedule

Schedule I - Marketable Securities - Other Investments                     39
 Other financial statement schedules are omitted because they are not applicable or not required.

(c) The following pro forma financial information as of December 31, 1993, is set forth herein on the pages indicated:

Barrett Business Services, Inc.:
  Pro Forma Balance Sheet at
    December 31, 1993                                                      40
  Pro Forma Statement of
    Operations for the year
    ended December 31, 1993                                                41
  Notes to Pro Forma Financial Statements                                  42

(d) The following audited financial statements of Golden West Temporary Services and related documents are set forth herein on the pages indicated:

Independent Accountants' Report                                            43
Balance Sheets at December 31,
  1993 and 1992                                                            44
Statements of Income for the
  years ended December 31,
  1993 and 1992                                                            46
Statements of Changes in
  Stockholders' Equity for the
  years ended December 31,
  1993 and 1992                                                            47
Statements of Cash Flows for
  the years ended December 31,
  1993 and 1992                                                            48
Notes to Financial Statements                                              50
Report of Independent Accountants


February 7, 1994


To the Stockholders and Board of Directors,
Barrett Business Services, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Barrett Business Services, Inc. at December 31, 1992 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE
Portland, Oregon

Barrett Business Services, Inc.
Balance Sheet
(In thousands, except per share amounts)

                                                    December 31,
                                                  1992         1993
Assets
    Current assets:
    Cash and cash equivalents                  $  12      $ 1,127
    Marketable securities                         --        6,374
    Trade accounts receivable, net             4,145        4,954
    Prepaid expenses and other                   147          145
    Deferred tax asset (Note 13)                  --          894
Total current assets                           4,304       13,494
Intangibles, net (Note 3)                        654          294
Property and equipment, net (Notes 4 and 7)      752        1,876
Restricted marketable securities and workers'
  compensation deposits (Note 5)               1,469        2,728
Other assets                                      40           33
                                               $7,219     $18,425
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt (Notes 7 and 11)$221   $123
    Income taxes payable (Note 13)                --           79
    Due to stockholder (Note 2)                   98           --
    Accounts payable                             226           91
    Accrued payroll and related benefits       2,565        3,223
    Accrued workers' compensation claim liabilities
        (Note 5)                               1,337        2,434
    Customer safety incentives payable           535          527
        Total current liabilities              4,982        6,477

Long-term debt, net of current portion (Notes 7 and 11)292    946
Customer deposits                                371          522
                                               5,645        7,945
Commitments and contingencies (Note 9)

Stockholders' equity:
    Common stock, $.01 par value; 7,500 shares
         authorized, 3,152 shares issued and
        outstanding (Notes 12 and 14)             20           32
    Additional paid-in capital                   190        8,469
    Retained earnings                          1,364        1,979
                                               1,574       10,480
                                               $7,219     $18,425



The accompanying notes are an integral part of this financial statement.

Barrett Business Services, Inc.
Statement of Operations
(In thousands, except per share amounts)


  Years Ended December 31,
199119921993
Revenues:
Temporary services$31,041$34,681$41,755
Staff leasing services16,94945,444 58,512
                                            47,990    80,125   100,267

      Cost of revenues:
       Direct payroll costs                 35,486    59,820    75,171
       Payroll taxes and benefits            4,309     7,826     9,911
       Workers' compensation (Note 5)        1,958     3,233     4,591
       Safety incentives                       270       651       598
                                            42,023    71,530    90,271
      Gross margin                           5,967     8,595     9,996

      Selling, general and administrative
       expenses                              4,708     5,924     6,290
      Provision for doubtful accounts          111        79       160
      Amortization of intangibles (Note 3)     235       336       370
      Income from operations                   913     2,256     3,176

      Other (expense) income:
       Litigation settlement (Note 10)                (600)--       --
       Interest expense                               (175)        (77)        (86)
       Interest income                                  58          70         161
       Other, net                                      (31)         26         133
                                                      (748)         19         208
      Income before provision for income taxes          165       2,275       3,384

      Provision for income taxes (Note 13)      --        --       437


      Net income                            $  165   $ 2,275    $2,947

      Unaudited pro forma information (Note 13):
       Income before provision for income taxes$  165$ 2,275    $3,384
       Provision for income taxes               67       890     1,324

       Net income                           $   98   $ 1,385    $2,060


       Net income per share                 $  .05   $   .69    $  .78
       Weighted average number of shares     1,994     2,000     2,630













 The accompanying notes are an integral part of this financial statement.

Barrett Business Services, Inc.
Statement of Stockholders' Equity
(In thousands)

                                                 Additional
                                   Common stock    paid-in  Retained
                                  Shares  Amount   capital  earnings   Total
Balance, December 31, 1990     $ 1,992     $20     $ 182    $  986    $1,188
  Common stock issued                8      --         8        --         8
  Net income                               --      --       --        165
       165
  Distributions to stockholders     --      --        --      (399)     (399)

Balance, December 31, 1991       2,000      20       190       752       962
  Net income                               --      --       --        2,275
       2,275
  Distributions to stockholders     --      --         --   (1,663)   (1,663)

Balance, December 31, 1992       2,000      20       190     1,364     1,574
  Common stock issued            1,152      12     6,816        --     6,828
  Net income                     --        --      --       2,947     2,947
  Distributions to stockholders     --      --      (869)       --      (869)
  Reclassification of retained earnings
   on issuance of common stock      --      --     2,332    (2,332)       --


Balance, December 31, 1993       3,152     $32     $8,469   $1,979    $10,480




















The accompanying notes are an integral part of this financial statement.

Barrett Business Services, Inc.
Statement of Cash Flows
(In thousands)

                                                  Years Ended December 31,
                                                  1991      1992     1993
Cash flows from operating activities:
 Net income                                   $    165   $ 2,275  $ 2,947
 Reconciliation of net income to net cash
   provided by operating activities:
   Depreciation and amortization                   429       476      530
   Loss (gain) on sales of marketable securities     6       (14)    (112)
   Provision for doubtful accounts                 111        79      160
   Deferred taxes                                   --        --     (894)
 Changes in certain assets and liabilities:
 Trade accounts receivable                      (1,507)     (701)    (969)
   Prepaid expenses and other                      (10)      (88)       2
   Accounts payable                                186       (25)    (135)
   Accrued payroll and related benefits            992       620      658
   Accrued workers' compensation claim liabilities 643       462    1,097
   Customer safety incentives payable              159       307       (8)
   Litigation settlement                           600      (600)      --
   Due to stockholder                               --        --      (98)
   Income taxes payable                             --        --       79
   Customer deposits and other, net                288       114      158

Net cash provided by operating activities        2,062     2,905    3,415


Cash flows from investing activities:
 Increase in intangibles through acquisitions     (372)      (90)     (10)
 Purchases of fixed assets                        (205)     (201)  (1,287)
 Proceeds from sales of marketable securities      104       539    8,413
 Proceeds from sales of fixed assets                --        --        7
 Purchases of marketable securities               (106)   (1,421) (15,938)

Net cash used by investing activities             (579)   (1,173)  (8,815)


Cash flows from financing activities:
 Distributions to stockholders                    (399)   (1,630)    (869)
 Net decrease in bank line of credit              (438)       --       --
 Proceeds from debt issued                         150        --      752
 Payments on long-term debt                       (635)     (276)    (196)
 Proceeds from issuance of common stock              8        --    6,828

Net cash provided (used) by financing activities(1,314)   (1,906)   6,515

Net increase (decrease) in cash and cash equivalents169     (174)   1,115
Cash and cash equivalents, beginning of period      17       186       12


Cash and cash equivalents, end of period        $  186    $   12   $1,127








  The accompanying notes are an integral part of this financial statement.

Barrett Business Services, Inc.
Notes to Financial Statements

1. Summary of Operations and Significant Accounting Policies

 Nature of Operations
 Barrett Business Services, Inc. (Barrett or the Company), a Maryland corporation, is engaged in providing temporary staffing and staff leasing services to a diversified group of customers through a network of branch offices throughout western Oregon and in Seattle, Washington; Sacramento; California; and Baltimore, Maryland. Approximately 92% of the Company's revenue during 1992 and 1993 was attributable to its Oregon operations.

 Revenue Recognition
 The Company recognizes revenue as the services are rendered by its work force. Temporary services are engaged by customers to meet short-term fluctuations in personnel needs. Staff leasing services are normally used by organizations to satisfy ongoing personnel needs and generally involve contracts, with a minimum term of one year renewable annually, covering all employees at a particular work site.

 Allowance for Doubtful Accounts
 The Company had an allowance for doubtful accounts of $30,000 and $25,000 at December 31, 1992 and 1993, respectively.

 Marketable Securities
 Marketable securities are stated at cost, which approximates fair market value. At December 31, 1992 and 1993, marketable securities consisted primarily of municipal tax anticipation notes and certificates of deposit.

 Intangibles
 Intangible assets are recorded at cost and are being amortized using the straight-line method over their estimated useful lives ranging from three to 15 years.

 Property and Equipment
 Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operating expense as incurred, and expenditures for additions and betterment are capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the Statement of Operations.

 Depreciation of property and equipment is calculated using either straight-line or accelerated methods over estimated useful lives ranging from three to 31.5 years.

 Customer Safety Incentives Payable
 Safety incentives are paid annually to staff leasing clients if the cost of workers' compensation claims is less than agreed upon amounts; amounts paid are based on a percentage of payroll. The Company accrues the amounts payable under this program on a monthly basis.
Barrett Business Services, Inc.

Notes to Financial Statements

1. Summary of Operations and Significant Accounting Policies (Continued)

 Income Taxes
 Effective July 1, 1987, the Company elected to be treated as an S Corporation under provisions of the Internal Revenue Code. As such, federal and state income tax regulations provide that the income or losses of the Company were attributable to its stockholders in their individual tax returns. Accordingly, no accrual or provision for income taxes is made in the Company's financial statements for the years ended December 31, 1991 and 1992. Effective April 30, 1993, the Company terminated its S Corporation status. A pro forma provision for income taxes that would have been recorded if the Company had been a C Corporation for all periods presented is provided for comparative purposes in the Statement of Operations.

 Customer Deposits
 The Company requires deposits from certain staff leasing customers to cover a portion of its accounts receivable due from such customers in case of default.

 Cash and Cash Equivalents
 The Company considers nonrestricted short-term investments which are highly liquid, are readily convertible into cash and have original maturities less than three months to be cash equivalents for purposes of the Statement of Cash Flows.

 Statement of Cash Flows
 The Company has recorded the following non-cash transactions:

   In September 1992, the Company, for financial reporting purposes, is deemed to have distributed to its stockholders certain non-cash assets and liabilities which aggregated a net liability of $23,000. See Note 2.

   During 1992, notes receivable from a stockholder were extinguished.  See
   Note 11.

 Interest paid during 1991, 1992 and 1993 did not differ materially from interest expense.

 Income taxes paid by the Company since termination of its S Corporation status totalled $1,239,600.

 Common Stock Split and Change in Authorized Shares
 The Company's stockholders approved a 7,968-for-1 split of its common stock, an increase in authorized common shares and the authorization of preferred stock which became effective March 25, 1993. All share and earnings per share amounts have been adjusted to reflect this transaction for all periods presented. Additionally, the par value of common stock was changed to $.01 from $10 per share. Common stock and additional paid-in capital have been adjusted to reflect this change.

 Pro Forma Net Income Per Share
 Net income per share is computed based on the weighted average number of common shares outstanding during the period without giving effect to securities that would otherwise be considered to be common stock equivalents, because such securities aggregate less than 3% of shares outstanding and thus are not considered dilutive.

Barrett Business Services, Inc.

Notes to Financial Statements


1.    Summary of Operations and Significant Accounting Policies (Continued)

 Reclassifications
 Certain prior year amounts have been reclassified to conform with 1993 presentation. Such reclassifications had no impact on net income or stockholders' equity.


2.    Acquisitions

 Oregon Temporary Services
 In January 1991, a company owned by the chief executive officer of the Company purchased Oregon Temporary Services, Inc. (OTS), a company engaged in the temporary services business. Of the $300,000 purchase price, $150,000 was financed through a distribution from the Company to the then sole stockholder, who is the chief executive officer's spouse, and the remaining $150,000 was payable under a note. Following the acquisition, OTS purchased employee services from Barrett and sold these services to third-party customers.

 In November 1991, Barrett began directly servicing certain customers of OTS. By September 1992, all of the OTS customers were serviced by Barrett and, therefore, OTS has recognized no further revenues related to the temporary services business since that time. In September 1992, the Company, for financial reporting purposes, is deemed to have distributed to its stockholders cash of $438,800 and other assets and liabilities which aggregated a net liability of $23,000. Additionally, the Company incurred a note payable to the stockholders of $98,500 for the purchase of certain fixed assets related to OTS which had a net book value of $71,400. The difference between the note payable and the net book value of such assets of $27,100 was recorded as a distribution to the stockholders. Subsequent to relinquishing the OTS customers to Barrett, the stockholders invested the remaining net assets of OTS in another business not in the temporary services industry. See Note 1-- Statement of Cash Flows.

 Because of the relationship between Barrett and OTS and because Barrett assumed the OTS customers gradually over the period from November 1991 through September 1992 at no cost, the accompanying financial statements as of and for the years ended December 31, 1991 and 1992 present the accounts of Barrett and the temporary services business of OTS as if the Company had purchased OTS in January 1991. As legal entities, OTS and Barrett were not combined; however, due to the common ownership and commingled operations of the two entities, combination for financial statement purposes properly presents the results of operations, cash flows and financial position of the Company. Transactions between Barrett and OTS from February 1991 through September 1992 have been eliminated.

 Employee Leasing of Oregon
 In November and December 1991, the Company acquired substantially all of the staff leasing customers of Employee Leasing of Oregon, Inc. (ELO). The Company recorded $95,000 as intangible assets and expensed approximately

Barrett Business Services, Inc.

Notes to Financial Statements



 $155,000 paid to the five ELO stockholders for services rendered in transition and delivery of the staff leasing customers to Barrett.

 Nancy Horn Personnel Agency
 On January 1, 1992, the Company purchased substantially all of the assets of Nancy Horn Personnel Agency (NHPA), a business engaged in the temporary services business. The Company paid cash for NHPA and accounted for the acquisition using the purchase method of accounting. The purchase price of $65,000 was recorded as intangible assets at the date of acquisition.

 American Staff Management
 In March 1992, the Company paid the stockholder of American Staff Management, Inc. (ASM) $25,000 for ASM's customer list. The Company recorded the purchase price as intangible assets.

 CDI Corporation-West
 In March 1993, the Company acquired a branch office of CDI Corporation-West in Sacramento, California for $10,000. The purchase was recorded as intangible assets under the purchase method of accounting.

 Pro Forma Results of Operations (Unaudited)
 The operating results of each of the above acquisitions are included in the Company's results of operations from the respective date of its acquisition. The following unaudited pro forma summary presents the combined results of operations as if the ELO, NHPA and ASM acquisitions had occurred at the beginning of 1991, after giving effect to certain adjustments for the amortization of intangible assets, taxation and cost of capital.

Barrett Business Services, Inc.

Notes to Financial Statements



                                               Years ended December 31,
                                                  1991        1992
                                                    (Unaudited)
                                              (In thousands, except per
                                                    share amounts)
     Revenue                                    $52,812       $80,730

     Net income                                     $76        $1,385

     Net income per share                          $.04          $.69


 The pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

3.    Intangibles

 Intangibles consist of the following (in thousands):

                                               December 31,
                                           1992         1993
Covenants not to compete                  $1,215       $1,215
Goodwill                                     220          220
Customer lists                               201          211
                                           1,636        1,646

Less accumulated amortization                982        1,352

                                          $  654       $  294

Barrett Business Services, Inc.

Notes to Financial Statements




4.    Property and Equipment

 Property and equipment consists of the following (in thousands):

                                                          December 31,
                                                       1992         1993
Office furniture and fixtures                          $    840     $1,092
Building                                                    394      1,157
Automobiles                                                  48         36
                                                          1,282      2,285
Less accumulated depreciation                               567        716
                                                            715      1,569
Land                                                         37        307
                                                       $    752     $1,876

 Substantially all of the Company's fixed assets serve as security for long-term debt (see Note 7).


5.    Accrued Workers' Compensation Claim Liabilities

 During August 1987 and November 1993, the Company became self-insured with respect to workers' compensation claims for all its employees working or living in Oregon and Maryland, respectively. The Company has provided $1,337,000 and $2,434,000 at December 31, 1992 and December 31, 1993,
 respectively, as an estimated liability for unsettled workers' compensation claims. This estimated liability represents management's best estimate which includes, in part, an evaluation of information provided by the Company's third-party administrator and its independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, allocated loss adjustment expenses and anticipated increases in case reserve estimates. These estimates are continually reviewed and adjustments to liabilities are reflected in current operations as they become known.
 The Company believes that the difference between amounts recorded at December 31, 1993 for its estimated liability and the possible range of costs of settling related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods would be material to results of operations. The Company has obtained excess workers' compensation insurance to limit its self-insurance liability to $300,000 per occurrence ($350,000 for claims after December 31, 1993). The excess insurance provides coverage up to $10 million per occurrence for claims through December 31, 1993 and unlimited excess coverage for claims after that date.

Barrett Business Services, Inc.

Notes to Financial Statements





 The States of Oregon and Maryland require the Company to maintain specified investment balances or other financial instruments, which aggregated $1,300,000 at December 31, 1992 and $2,761,000 at December 31, 1993 to cover potential claims losses. To partially meet this requirement at December 31, 1993, the Company holds a $300,000 surety bond guaranteed by an irrevocable standby letter of credit. The investments are included in restricted marketable securities and workers' compensation deposits in the accompanying Balance Sheet.


5.    Accrued Workers' Compensation Claim Liabilities (Continued)

 The workers' compensation expense in the accompanying Statement of Operations consists of $1,652,000, $2,780,000 and $4,071,000 for self-insurance expense in Oregon in 1991, 1992 and 1993, respectively, and $4,000 for Maryland in 1993. Premiums in the insured states were $306,000, $453,000 and $516,000 for 1991, 1992 and 1993, respectively.


6.    Bank Line of Credit

 On August 12, 1993, the Company entered into a new bank line of credit which expires on May 31, 1994. Pursuant to the amended loan agreement, the line of credit permits total borrowings of up to $2,000,000. The interest rate on outstanding balances is at the prime rate. The new line of credit is unsecured. Under the amended loan agreement, the Company is required to maintain (i) a ratio of total liabilities to tangible net worth of not more than 1.25 to 1.0, (ii) positive quarterly income before taxes, (iii) tangible net worth of at least $7,120,000, and (iv) a zero outstanding balance against the line for a minimum of 60 consecutive days during each year. The Company is also prohibited from pledging any of its assets other than existing mortgages on its real property. There were no borrowings outstanding under the line of credit at December 31, 1992 or 1993.

 During the years ended December 31, 1991, 1992 and 1993, the maximum balances outstanding under the line of credit were $1,248,362, $321,617 and $1,189,000, respectively, the average balance outstanding was $768,000, $142,000 and $59,000, respectively, and the weighted average interest rate during the period was 9.8%, 7.0% and 6.6%, respectively. The weighted average interest rate during the period is calculated using daily weighted averages.

Barrett Business Services, Inc.

Notes to Financial Statements


7.    Long-Term Debt

 Long-term debt consists of the following (in thousands):

                                               December 31,
                                           1992           1993
  Note payable to bank in monthly
  installments of $13,889, plus
  interest   at prime plus 1.5%
  through 1993.  Secured by all
  assets, except real property, of
  the Company.                             $124         $  --
  Mortgage note payable in monthly
  installments of $2,781, including
  interest at 11%, through 1998, with
  a principal payment of $269,174 due
  in 1998.  Secured by land and
  building.                                 286           283
  Mortgage note payable in monthly
  installments of $6,730, including
  interest at 8.15%, through 2003,
  with a principal payment of
  $366,633 due in 2003.  Secured by
  land and building.                         --           683
  Note to former majority
  stockholder.  Interest at 12%
  payable monthly.  Unsecured.  See
  Note 11.                                  103           103
                                            513         1,069
  Less portion due within one year         (221)         (123)
                                           $292         $ 946

  Maturities on long-term debt are summarized as follows at December 31, 1993 (in thousands):

               Year ending
               December 31,
               1994                                 $    123
               1995                                       39
               1996                                       33
               1997                                       36
               1998                                      307
               Thereafter                                531
                                                    $  1,069
/TABLE

Barrett Business Services, Inc.

Notes to Financial Statements




8.    Savings Plan

 On April 1, 1990, the Company established a 401(k) employee savings plan for the benefit of its eligible employees. Each employee, twenty-one years of age or older, becomes eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive twelve-month period following the initial date of employment. The determination of amounts, if any, of Company contributions to the plan is subject to the sole discretion of the Company. Participants' interests in Company contributions to the plan vest over a seven-year period. Company contributions to the plan were $17,800, $35,000 and $43,574 for the years ended December 31, 1991, 1992 and 1993, respectively.


9.    Commitments

 Lease Commitments
 The Company leases its branch offices under operating lease agreements which require minimum annual payments as follows (in thousands):


  Year ending
    December 31,
   1994                                $    249
   1995                                     181
   1996                                      64
   1997                                      41
   1998                                      43
   Thereafter                                44

   Total minimum payments              $    622

 Rent expense for the years ended December 31, 1991, 1992 and 1993 was approximately $271,000, $313,000 and $295,000, respectively.


10.   Litigation Settlement

 During 1991, the Company became a defendant in a lawsuit. The plaintiffs claimed that the termination of their employment by the Company was unlawful. On May 15, 1992, the Company settled the lawsuit for $600,000. Accordingly, a provision for the settlement of $600,000 was made in the accompanying financial statements for the year ended December 31, 1991.

Barrett Business Services, Inc.

Notes to Financial Statements




11.   Related Party Transactions

 During 1991, 1992 and 1993, the Company recorded revenues of $1,940,000, $2,249,000 and $2,404,000, respectively, and cost of revenues of $1,724,000, $2,116,000 and $2,316,000, respectively, for providing services to a company of which a director of the Company is president and majority stockholder.
 At December 31, 1992 and 1993, Barrett had receivables from this company of $84,000 and $117,000, respectively.

 During 1992 and 1993, the Company recorded revenues of $47,000 and $480,000, respectively, and cost of revenues of $45,000 and $475,000, respectively, for providing staff leasing services to a company owned by the chief executive officer, a stockholder. At December 31, 1992 and 1993, Barrett had recorded a receivable from this company of $114,000 and $35,000, respectively.

 As further described in Note 7, the Company has a note payable to the estate of the former majority stockholder, who was the late mother of a current stockholder. The Company was obligated to make annual payments to the former director and majority stockholder until her death in 1993 in recognition of her past services and in return for non-competition covenants. The payments were adjusted annually for increases in the Consumer Price Index for All Items--U.S. National Average. The Company accounted for this arrangement as a defined benefit plan. Under the plan, net pension costs were approximately $40,000 for each of 1991 and 1992.

 At December 31, 1993, the chief executive officer of the Company, pursuant to the approval of a majority of the disinterested outside directors, agreed to personally guarantee, at no cost to the Company, the repayment of a $111,000 receivable from an unrelated, insolvent customer. The Company will exercise this guarantee at such time as the Company determines that further collection efforts are likely to be ineffective, but not later than December 31, 1995.

 A director of the Company is Vice Chairman of the board of directors of the bank that provides the Company's unsecured working capital line of credit and certain mortgage financing. In addition to other banking business, the bank is the Transfer Agent for the Company's common stock. See Notes 6 and 7.


12.   Public Stock Offering

 In June 1993, the Company completed an initial public offering of 1,000,000 shares of common stock at $7.00 per share. In July 1993, the underwriters exercised an option to purchase 150,000 additional shares at $7.00 per share to cover over-allotments. Total net proceeds to the Company were $6,828,000 after deducting the underwriting discount and offering expenses.

Barrett Business Services, Inc.

Notes to Financial Statements

13.   Income Taxes
 In conjunction with the Company's public offering, the Company terminated its S Corporation status effective April 30, 1993. Accordingly, unaudited pro forma income tax information is presented below which would have been recorded if the Company had been a C Corporation during all periods presented, based on tax laws in effect during those periods, as calculated under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).

 The unaudited pro forma provisions for income taxes are as follows (in thousands):

                                 Years Ended December 31,
                                  1991     1992     1993
Current:
  Federal                         $507     $674   $1,439
  State                             95      133      284
                                   602      807    1,723

Deferred:
  Federal                         (452)      70     (338)
  State                            (83)      13      (61)
                                  (535)      83     (399)

Total provision                    $67     $890   $1,324

The actual provision for income taxes for the first eight months of operation as a C Corporation (May 1, 1993 to December 31, 1993) is as follows (in thousands):

Current:
  Federal                               $ 1,110
  State                                     221
                                          1,331
Deferred:
  Federal                                  (327)
  State                                     (62)
                                           (389)
Provision before cumulative deferred
 tax asset                                  942

Cumulative deferred tax asset              (505)
                                        $   437

 The provision for income taxes for the year ended December 31, 1993 is offset by recognition of a cumulative net deferred tax asset of $505,000 associated with the termination of the Company's S Corporation status on April 30, 1993, in accordance with SFAS 109.
Barrett Business Services, Inc.

Notes to Financial Statements


13.   Income Taxes (Continued)

  Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                          December 31,
                                                        1992       1993
                                                          (Unaudited)
                                                          (Pro Forma)
Accrued workers' compensation claim liabilities         $509      $949
Allowance for doubtful accounts                           11        10
Tax depreciation in excess of book depreciation          (53)      (65)
Capital loss carryforward                                 28        ---

                                                        $495       894

The pro forma effective tax rate would differ from the U.S. statutory federal tax rate due to the following:

                                                Years Ended December 31,
                                                1991      1992    1993
        Statutory federal tax rate              34.0 %   34.0 %   34.0 %
        State taxes, net of federal benefit      4.1      4.1      4.3
        Goodwill amortization                    6.9       .7       .5
        Jobs credit                             (5.3)     ---      ---
        Other, net                                .9       .3       .3

                                                40.6 %   39.1 %   39.1 %

  Upon termination of the Company's S Corporation status, cash distributions totaling $330,000, representing the estimated tax liabilities of stockholders on S Corporation earnings from January 1, 1993 through April 30, 1993, were paid to the stockholders from the undistributed S Corporation retained earnings. In total, since December 31, 1992, the Company has paid stockholder distributions of $869,000. The remaining undistributed
  S Corporation retained earnings have been reclassified as additional paid-in capital.

Barrett Business Services, Inc.

Notes to Financial Statements




14.    Stock Incentive Plan

  As of March 1, 1993, the Company adopted a stock incentive plan (the Plan) which provides for stock-based awards to the Company's employees, non-employee directors and outside consultants or advisers. The Company has reserved 250,000 shares of common stock for issuance under the Plan. An award of 2,000 restricted shares was granted under the Plan in June 1993. The following table summarizes options granted under the Plan during 1993:

                                            Options     Range of Prices
Outstanding at March 1, 1993                    --
Options granted                             83,250       $7.00 to 9.375
Options exercised                               --
Options cancelled or expired                (3,000)

Outstanding at December 31, 1993            80,250

Available for grant at December 31, 1993   167,750

The options listed in the table will become exercisable in four equal annual installments beginning one year after the date of grant.

15.   Quarterly Financial Information (Unaudited)

                                       First    Second    Third    Fourth
                                      Quarter   Quarter  Quarter   Quarter

                                     (In thousands, except pershare amounts)
    Year ended December 31, 1992
    Revenue                         $17,000   $20,333   $22,597   $20,195
    Cost of sales                    15,123    18,101    20,197    18,109
    Pro forma net income                253       408       435       289
    Pro forma net income
      per share                         .13       .20       .22       .14

    Year ended December 31, 1993
    Revenue from services           $20,535   $25,386   $28,076   $26,270
    Cost of services                 18,501    22,931    25,147    23,692
    Pro forma net income                389       488
    Pro forma net income
      per share                         .19       .22
    Net income                                              702       481
    Net income per share                                    .22      2.15

Barrett Business Services, Inc.

Notes to Financial Statements




16.    Market Information (Unaudited)

  The Company's common stock is traded on the National Market System (NASDAQ) under the symbol BBSI. The following table sets forth the high and low sale prices of the stock for each quarter from the Company's June 18, 1993 initial public offering:

                                                         1993
                                                   High         Low
June 18 through June 30                          $ 9.50      $ 7.00
Third quarter                                     14.25        7.75
Fourth quarter                                    16.75       13.50

                       Report of Independent Accountants
                        on Financial Statement Schedule


February 7, 1994

To the Board of Directors and
Stockholders of Barrett Business Services, Inc.


Our audits of the financial statements referred to in our report dated February 7, 1994 appearing on page 20 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule included in Part II,
Item 8b of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


PRICE WATERHOUSE
Portland, Oregon

Schedule I - Marketable Securities-Other Investments

                                                              Approximate
                                                                Market         Carrying
Issuer                            Description   Shares      Cost      Value                Amount

Multnomah Co. SD 3, OR  Tax Anticipation Notes 2,425,000 $ 2,425,000 $ 2,456,000 $ 2,456,000
Multnomah Co. SD 7, OR  Tax Anticipation Notes 1,445,000   1,445,000   1,464,000   1,464,000
Jackson Co., OR         Tax Anticipation Notes   850,000     850,000     861,000     861,000
Deschutes Co., OR       Tax Anticipation Notes   575,000     575,000     582,000     582,000
Clackamas Co., OR       Tax Anticipation Notes 1,000,000   1,000,000   1,011,000   1,011,000
                                               6,295,000   6,295,000   6,374,000   6,374,000

First Interstate Bank of Oregon
                        Time Deposit             826,000     826,000     830,000     830,000
First Interstate Bank of Oregon
                        Time Deposit           1,013,000   1,013,000   1,042,000   1,042,000
King Co. SD 415, WA     General Obligation Bonds 601,000     601,000     602,000     602,000
State of Oregon         Workers' Comp. Deposit   117,000     117,000     117,000     117,000
State of Maryland       Workers' Comp. Deposit    58,000      58,000      58,000      58,000
State of Washington     Workers' Comp. Deposit    41,000      41,000      41,000      41,000
State of California     Workers' Comp. Deposit    38,000      38,000      38,000      38,000
                                               2,694,000   2,694,000   2,728,000   2,728,000

                                               8,989,000 $ 8,989,000 $ 9,102,000 $ 9,102,000

                      BARRETT BUSINESS SERVICES, INC.

              PRO FORMA STATEMENT OF OPERATIONS  (UNAUDITED)

                      Year Ended December 31, 1993


                                                BBSI           Golden West          Pro Forma            Pro Forma
                                             Historical         Historical          Adjustments            Combined
                                                      (In thousands, except per share amounts)
 Revenues
    Temporary services                      $   41,755          $   24,533           $     ---           $  66,288
         Staff leasing services                 58,512                 ---                 ---              58,512
                                               100,267              24,533                 ---             124,800
     Cost of revenues:
         Direct payroll costs                   75,171              18,075                 ---              93,246
         Payroll taxes and benefits              9,911               2,206                 ---              12,117
         Workers' compensation                   4,591                 686                 ---               5,277
         Safety incentives                         598                                     ---                 598
                                                90,271              20,967                                 111,238
     Gross margin                                9,996               3,566                                  13,562

     Selling, general and
     administrative expenses                     6,290               2,378                (175)              8,493

     Provision for doubtful accounts               160                  23                                     183
     Amortization of intangibles                   370                   3                 290                 663

     Income from operations                      3,176               1,162                (115)              4,223
     Other income (expense):
         Interest expense                          (86)                (30)                 30                 (86)
         Interest income                           161                   5                                     166
         Other, net                                133                 ---                                     133

                                                   208                 (25)                  30                213

     Income before provision for income taxes    3,384               1,137                  (85)             4,436

     Provision for income taxes                    437                  36                  333                806

     Net income                            $     2,947         $     1,101          $      (418)         $   3,630
     Unaudited pro forma information:
         Income before provision for       $     3,384                                                   $    4,436
            income taxes
         Provision for income taxes              1,324                                                        1,735

         Net income                        $     2,060                                                   $    2,701
         Net income per share              $      0.78                                                   $     1.03

     Weighted average number of shares           2,630                                    2,630

                        BARRETT BUSINESS SERVICES, INC.

                PRO FORMA STATEMENT OF OPERATIONS  (UNAUDITED)

                             Year Ended December 31, 1993


                                              BBSI      Golden West   Pro Forma      Pro Forma
                                           Historical    Historical   Adjustments    Combined
                                                      (In thousands, except per share amounts)
               ASSETS
     Current assets:
         Cash and equivalents              $   1,127      $   509    $  (1,469)   $    167
         Marketable securities                 6,374          ---       (4,484)      1,890
         Trade accounts receivable, net        4,954        2,637                    7,591
         Prepaid expenses and other              145           57                      202
         Deferred tax asset                      894          ---                      894
         Total current assets                 13,494        3,203       (5,953)     10,744
    Intangibles, net                             294           30        4,072       4,396
     Property and equipment, net               1,876           69            6       1,951
     Restricted marketable
         securities and workers'
         compensation deposits                 2,728          ---                    2,728
     Other assets                                 33           17                       50
                                              18,425        3,319       (1,875)     19,869
     LIABILITIES AND
     STOCKHOLDERS' EQUITY

    Current liabilities:
       Current portion of long-term debt   $     123     $   ---     $            $    123
       Bank line of credit                       ---          500         (500)        ---
       Income taxes payable                       79           64                      143
       Accounts payable                           91           61                      152
       Accrued payroll and
           related benefits                    3,223          636                    3,859
       Accrued workers' compensation
           claims                              2,434          ---                    2,434
       Customer safety incentives payable        527          ---                      527
           Total current liabilities           6,477        1,261         (500)      7,238

    Long-term debt, net of current portion       946          ---                      946
    Customer deposits                            522          ---                      522
                                               7,945        1,261         (500)      8,706

     Stockholders' equity:
         Common stock                             32           86          (86)         32
         Additional paid-in capital            8,469          ---          ---       8,469
         Retained earnings                     1,979        1,972       (1,289)      2,662
                                 10,480        2,058       (1,375)     11,163
                                           $  18,425     $  3,319    $  (1,875)   $ 19,869

*    The accompanying notes are an integral part of this financial statement.

                    Notes to Pro Forma Financial Statements

Acquisition

In March 1994, the Company acquired the assets of Golden West Temporary Services ("Golden West"), a California corporation, for $4,514,000 in cash from working capital. Golden West had total revenues of $24,533,000 for the year ended December 31, 1993, from the sales of temporary services provided through four branch offices. The accompanying pro forma balance sheet and statement of operations assume the acquisition took effect January 1, 1993.

Pro Forma Adjustments

The combined pro forma financial statements reflect the following adjustments:
(i) the purchase price of $4,514,000, paid in cash from working capital, and the resulting increase in intangibles and equipment of $4,425,000 and $89,000, respectively, (ii) additional amortization and depreciation expense attributable to the acquired assets, (iii) elimination of interest expense and other nonrecurring operating costs, and (iv) the anticipated tax effect of the additional earnings.

Board of Directors
Golden West Temporary Services
Santa Clara, California


                        INDEPENDENT ACCOUNTANTS' REPORT

We have audited the accompanying balance sheets of Golden West Temporary Services as of December 31, 1993 and 1992, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden West Temporary Services as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



FRANK, RIMERMAN & CO.


San Jose, California
February 14, 1994
                        GOLDEN WEST TEMPORARY SERVICES
                                BALANCE SHEETS

                          December 31, 1993 and 1992

                                    ASSETS

                                                              1993              1992
      CURRENT ASSETS
       Cash                                               $  509,270       $   62,399

       Accounts receivable, net of allowance for
       doubtful accounts of $20,000 (Notes 2 and 3)        2,630,493        2,913,753

       Other receivables                                       6,378           15,414
       Prepaid expenses                                       56,771           53,216

       Refundable income taxes                                   ---           17,968
                                                                 ---

           Total current assets                            3,202,912        3,062,750

     PROPERTY AND EQUIPMENT, at cost (Note 3)

       Automobile                                              7,399            7,399
       Office equipment                                      241,318          217,820

       Leasehold improvements                                 30,969           16,947
                                                             279,686          242,166
       Less accumulated depreciation and
       amortization                                          210,635          184,405
                                                              69,051           57,761

     INTANGIBLE ASSETS

       Goodwill                                               63,689           63,689
       Less accumulated amortization                          34,282           31,090

                                                              29,407           32,599
     OTHER ASSETS

       Insurance deposits                                      7,633           36,788

       Other deposits                                          9,717            9,717
                                                              17,350           46,505

                                                          $3,318,720       $3,199,615

                       See Notes to Financial Statements

                        GOLDEN WEST TEMPORARY SERVICES
                             STATEMENTS OF INCOME
                           December 31, 199 and 1992

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                1993                   1992
CURRENT LIABILITIES
  Bank borrowings (Note 3)                    $ 500,000            $ 580,775
  Accounts payable                               42,177               53,079
  Accrued wages                                 268,151              166,593
  Accrued payroll taxes                         345,021              260,029
  Accrued workers' compensation insurance        19,297               78,225
  Other accrued liabilities                      22,186               17,273
  Income taxes payable                           34,000                  ---
  Deferred income taxes (Note 4)                 30,000               30,000

    Total current liabilities                 1,260,832            1,185,974

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY (Note 6)

  Common stock, no par value, 120,000
  shares authorized, 101,125 shares
  outstanding (100,925 in 1992)                  86,129               82,129

  Retained earnings                           1,971,759            1,931,512

                                              2,057,888            2,013,641
                                             $3,318,720           $3,199,615


See Notes to Financial Statements

                        GOLDEN WEST TEMPORARY SERVICES
                             STATEMENTS OF INCOME
                    Years Ended December 31, 1993 and 1992


                                            1993           1992

    REVENUES (Note 2)                    $24,532,530    $20,188,422

    DIRECT EXPENSES                       20,966,949     17,312,174

      Gross profit                         3,565,581      2,876,248


    GENERAL AND ADMINISTRATIVE
    EXPENSES
      Salaries and related costs           1,814,542      1,386,772

      Other                                  589,283        590,352
                                           2,403,825      1,977,124

        Income from operations             1,161,756        899,124


    OTHER INCOME (EXPENSE)
      Interest income                          4,897          3,822

      Interest expense                       (29,893)       (15,339)
                                             (24,996)       (11,517)

        Income before income taxes         1,136,760        887,607


    PROVISION FOR INCOME TAXES (Note 4)       35,600         22,500
      Net income                          $1,101,160      $ 865,107


                       See Notes to Financial Statements

                        GOLDEN WEST TEMPORARY SERVICES
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Years Ended December 31, 1993 and 1992

                                      Common Stock
                                                        Retained
                                    Shares    Amount   Earnings

     BALANCE, December 31, 1991     101,125   $75,783  $1,377,926


     Net income                         ---       ---     865,107


     Repurchase of common stock        (600)   (1,654)     (9,146)

     Issuance of common stock to
       employee as compensation         400     8,000         ---


     Dividends ($3.00 per share)        ---       ---    (302,375)

     BALANCE, December 31, 1992     100,925    82,129   1,931,512


     Net income                         ---       ---   1,101,160


     Issuance of common stock           200     4,000         ---

     Dividends ($10.50 per share)       ---       ---  (1,060,913)


     BALANCE, December 31, 1993     101,125   $86,129  $1,971,759




                       See Notes to Financial Statements

                        GOLDEN WEST TEMPORARY SERVICES
                           STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1993 and 1992


                                                            1993            1992

    CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                          $1,101,160  $   865,107
      Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Provision for doubtful accounts                          ---        3,190
        Depreciation and amortization                         29,422       21,176
        Loss on disposal of leasehold improvements               ---          665
        Stock bonus awarded to employee                          ---        8,000
        Change in assets and liabilities:
          Accounts receivable                                283,260   (1,330,839)
          Other receivables                                    9,036      (14,226)
          Prepaid expenses                                    (3,555)     (10,032)
          Refundable income taxes                             17,968      (17,968)
          Other assets                                        29,155       (3,456)
          Accounts payable                                   (10,902)      20,264
          Accrued expenses                                   132,535      145,943
          Income taxes payable                                34,000       (4,745)
          Deferred income taxes                                  ---       22,500
          Net cash provided by (used in) operating
          activities                                       1,622,079     (294,421)

    CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                     (37,520)     (50,396)
        Net cash used in investing activities                (37,520)     (50,396)

    CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings (repayments) under line of credit       (80,775)     480,775
      Proceeds from issuance of common stock                   4,000          ---
      Repurchase of common stock                                 ---      (10,800)
      Dividends paid                                      (1,060,913)    (302,375)

        Net cash provided by (used in) financing
        activities                                        (1,137,688)     167,600

           Net increase (decrease) in cash                   446,871     (177,217)

    CASH, beginning of year                                   62,399      239,616

    CASH, end of year                                    $   509,270   $   62,399

                                  (continued)

                        GOLDEN WEST TEMPORARY SERVICES
                           STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1993 and 1992

                                  (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid                   $   ---     $21,176
Interest paid                       $29,893     $15,339



SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

During 1992, the Company awarded a bonus of 400 shares of common stock with a fair market value of $8,000 to an employee. The fair market value of the stock was included in the employee's compensation.




























                       See Notes to Financial Statements
                        GOLDEN WEST TEMPORARY SERVICES
                         NOTES TO FINANCIAL STATEMENTS


1.     Nature of Business and Significant Accounting Policies

  Nature of Business

  Golden West Temporary Services (Company) provides temporary and permanent placement contract labor services to various industries in the San Francisco Bay Area. The majority of the Company's accounts receivable are from high technology companies.

  Significant Accounting Policies

  Depreciation and amortization:

  Office equipment and the automobile are depreciated using the double declining balance method over estimated useful lives of three to seven years. Leasehold improvements are amortized over the lesser of the original term of the facility leases or estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred.

  Goodwill is amortized using the straight-line method over 20 years.

  Income taxes:

  Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 calls for measuring the provisions for income taxes and recognizing deferred tax assets and liabilities on the balance sheet using the liability method.

  Concentration of credit risk:

  The Company maintains approximately $40,000 and $108,000, respectively, in two commercial banks located in California. These cash deposits are secured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank.

  Statements of cash flows:

  For purposes of this statement, cash represents bank demand and money market accounts.

2.     Major Customer

  During 1993, the Company recognized revenues of approximately $6,900,000 from one customer, of which $808,000 was outstanding at December 31, 1993. No major customers existed at December 31, 1992.

                        GOLDEN WEST TEMPORARY SERVICES
                         NOTES TO FINANCIAL STATEMENTS

3.     Bank Borrowings

  The Company has a bank revolving credit agreement which provides for borrowings of up to $1,500,000 for general working capital purposes. Borrowings under this agreement bear interest at the bank's reference rate (6% at December 31, 1993) and are secured by the Company's accounts receivable and equipment. The agreement is renewable on April 30, 1994 and requires the Company to maintain certain financial covenants.

4.     Income Taxes

  The Company operates for Federal income and California franchise tax purposes as an S-Corporation. As a result, the Company does not provide for Federal income taxes, and California franchise taxes are provided for at a 2-1/2% tax rate (1.5% for 1994 and future years). The stockholders are responsible to report, at the individual level, their pro rata share of taxable income and other items affecting taxable income.

  The deferred income taxes reflect the differences in the timing of reporting results of operations for California franchise tax and financial accounting purposes. Deferred taxes arise principally from differences between the cash basis California franchise taxable income and the accrual basis pre-tax accounting income.

  The effective rate of 3.1% for 1993 differs from the statutory rate of 2.5% as a result of the implementation of SFAS 109.

  The provision for income taxes consists of the following:

                                  1993            1992

       Current                  $35,600        $   800
       Deferred                      --         21,700

                                $35,600        $22,500

5.     Lease Commitments

  The Company leases office space located in Santa Clara, Mountain View, San Jose, and Fremont, California. These leases are noncancellable operating leases expiring from December 1994 to December 1997. The Santa Clara lease contains an option to renew up through December 1998. Rent expense was approximately $113,000 in 1993 ($123,000 in 1992).

                        GOLDEN WEST TEMPORARY SERVICES
                         NOTES TO FINANCIAL STATEMENTS


5.     Lease Commitments (continued)

  The following is a schedule of future minimum lease payments as of December 31, 1993:

       1994      $123,000
       1995        97,000
       1996        84,000
       1997        63,000
       1998          ---
                 $367,000


6.     Incentive Stock Option Agreements

  The Company has granted nonqualified incentive stock options to officers and key employees. Each option allows the holder to purchase one share of the Company's common stock at the fair market value on the date of grant. Fair market value is determined by the Board of Directors.

  Activity related to incentive stock option agreements is summarized as follows:

                                 Stock Options         Option Price
                                  Outstanding           Per Share
  Balance, December 31, 1991           1,200            $18.00
       Granted                         1,600            $20.00

  Balance, December 31, 1992           2,800
       Exercised                        (200)           $20.00

  Balance, December 31, 1993           2,600            $18.00-$20.00



  Options expire five years from the date of grant and vest over a five year period. At December 31, 1993, 1,400 options are exercisable (800 options at December 31, 1992).
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

  The information required by Item 10, Directors and Executive Officers of the Registrant, is incorporated herein by reference to the Company's definitive Proxy Statement dated March 18, 1994 ("Proxy Statement"), pages 1-2, under the heading "Election of Directors" or appears under the heading "Executive Officers of the Registrant" on page 12 of this report. The information required by Item 11, Executive Compensation, is incorporated herein by reference to the Proxy Statement, pages 4-5, under the headings "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation." The information required by Item 12, Security Ownership of Certain Beneficial Owners and Management, is incorporated herein by reference to the Proxy Statement, pages 2-3, under the heading "Stock Ownership by Principal Stockholders and Management." The information required by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Proxy Statement, pages 7-8, under the heading "Transactions with Management and Principal Stockholders."

                                    PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
       FORM 8-K

(a)    1. and 2.
  The financial statements, financial statement schedules and supplementary data listed in the index set forth in Item 8 of this report are filed as part of this report.

(a)    3.
  Exhibits are listed in the Exhibit Index beginning on page 55 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10, "Executive Compensation Plans and Arrangements and Other Management Contracts," in the
  Exhibit Index.

(b)    Reports on Form 8-K:
  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1993.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       BARRETT BUSINESS SERVICES, INC.
                                           (Registrant)

Date:  March 22, 1994                  By:/s/ William W. Sherertz
                                           William W. Sherertz
                                          President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March, 1994.

Signature                                      Title

Principal Executive Officer and Director:

/s/ William W. Sherertz                        President and Chief Executive
William W. Sherertz                            Officer and Director

Principal Financial and Accounting Officer and Director:

/s/ Jack D. Williamson, Jr.                    Vice President-Finance and
Jack D. Williamson, Jr.                        Treasurer and Director


Other Directors:


ROBERT R. AMES*                                Director
Robert R. Ames


JEFFREY L. BEAUDOIN*                           Director
Jeffrey L. Beaudoin


ANTHONY MEEKER*                                Director
Anthony Meeker


STANLEY G. RENECKER*                           Director
Stanley G. Renecker


*By:  /s/ Jack D. Williamson, Jr.
          Jack D. Williamson, Jr.,
          Attorney-in-Fact
                                 EXHIBIT INDEX



Exhibits

2      Asset Purchase Agreement between Golden West
       Temporary Services and the registrant dated
       March 7, 1994.

3.1 Articles of Amendment and Restatement of the registrant. Incorporated by reference to
       Exhibit 3.1 to the registrant's Registration
       Statement on Form S-1 (No. 33-61804) (the
       "Form S-1").

3.2 Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant's
       Form S-1.

4.1    Loan Agreement between the registrant and First
       Interstate Bank of Oregon, N.A., dated August
       12, 1993.  Incorporated by reference to Exhibit
       10 to the registrant's Quarterly Report on Form
       10-Q for the quarter ended September 30, 1993.

       The registrant has incurred other long-term indebtedness as to which the amount involved is less than 10 percent of the registrant's total assets. The registrant agrees to furnish cop-ies of the instruments relating to such indebtedness to the Commission upon request.

10 Executive Compensation Plans and Arrangements and Other Management Contracts.

10.1 1993 Stock Incentive Plan of the registrant as amended March 8, 1994.

10.2 Form of Indemnification Agreement with each director of the registrant. Incorporated by reference to Exhibit 10.8 to the registrant's
       Form S-1.

23.1 Consent of Price Waterhouse, independent accountants.

23.2 Consent of Frank, Rimerman & Co., independent accountants.

24 Power of Attorney of certain officers and directors.

_____________

Other exhibits listed in Item 601 of Regulation S-K are not applicable.