Form 10-Q
period 1994-03-31
BARRETT BUSINESS SERVICES INC
filed 1994-05-13
CIK 902791

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           ----------

                            FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934

          For the Quarterly Period Ended March 31, 1994

                   Commission File No. 0-21886

                 BARRETT BUSINESS SERVICES, INC.
     (Exact name of registrant as specified in its charter)

               Maryland                      52-0812977

     (State or other jurisdiction of        (IRS Employer
     incorporation or organization)         Identification No.)

     4724 SW Macadam Avenue
     Portland, Oregon                             97201

     (Address of principal executive offices)     (Zip Code)

                         (503) 220-0988

      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [ X ]      No [   ]

Number of shares of Common Stock, $.01 par value at March 31,
1994:   3,164,000 shares.

                 BARRETT BUSINESS SERVICES, INC.

                              INDEX

                                                             Page

Part I - Financial Information

     Item 1.  Financial Statements

       Balance Sheet - March 31, 1994 and Dec. 31, 1993. . . 3 Statement of Operations - Three Months
          Ended March 31, 1994 and 1993. . . . . . . . . . . 4
       Statement of Cash Flows - Three Months
          Ended March 31, 1994 and 1993. . . . . . . . . . . 5
       Notes to Financial Statements . . . . . . . . . . . . 6

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . . 9


Part II - Other Information

     Item 4.  Submission of Matters to a Vote
       of Security Holders . . . . . . . . . . . . . . . .  13

     Item 6.  Exhibits and Reports on Form 8-K . . . . . .  13


Signatures . . . . . . . . . . . . . . . . . . . . . . . .  14


Exhibit Index. . . . . . . . . . . . . . . . . . . . . . .  15

                 BARRETT BUSINESS SERVICES, INC.

                          BALANCE SHEET

                                               Mar. 31,      Dec. 31,
                                                1994     1993
                                              ---------- --------
                                              Unaudited
                                                 (In thousands)
                             ASSETS

  Current assets:
  Cash and cash equivalents                   $2,658  $1,127
  Marketable securities                         ---   6,374
  Accounts receivable, net                    7,757   4,954
  Prepaid expenses and other                    452     145
  Deferred tax asset  (Note 3)                  827     894
                                             ------  ------
    Total current assets                     11,694  13,494
Intangibles, net                              4,953     294
Property and equipment, net                   1,990   1,876
Restricted marketable securities
  and workers' compensation deposits          2,796   2,728
Other assets                                     43      33
                                             ------  ------
                                              $21,476  $18,425
                                             ======  ======

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt           $  27    $123
  Income taxes payable  (Note 3)                277      79
  Accounts payable                              166      91
  Accrued payroll and related benefits        5,337   3,223
  Accrued workers' compensation claims        2,268   2,434
  Customer safety incentives payable            598     527
                                             ------  ------
    Total current liabilities                 8,673   6,477
Long-term debt, net of current portion          933     946
Customer deposits                               554     522
                                             ------  ------
                                             10,160   7,945

Stockholders' equity:
  Common stock                                   32      32
  Additional paid-in capital                  8,697   8,469
  Retained earnings                           2,587   1,979
                                             ------  ------
                                             11,316  10,480
                                             ------  ------
                                              $21,476  $18,425
                                             ======  ======



The accompanying notes are an integral part of this financial statement.

                 BARRETT BUSINESS SERVICES, INC.

                     STATEMENT OF OPERATIONS

                                                   Unaudited
                                          --------------------------
                                              Three Months Ended
                                                   March 31,
                                          --------------------------
                                         1994          1993
                                         ----          ----
                                                (In thousands,
                                           except per share amounts)
Revenues:
  Temporary services                     $11,761     $ 8,214
  Staff leasing services                15,306    12,321
                                        ------    ------
                                        27,067    20,535
                                        ------    ------
Cost of revenues:
  Direct payroll costs                  20,396    15,421
  Payroll taxes and benefits             2,566     2,103
  Workers' compensation                    884       836
  Safety incentives                        250       141
                                        ------    ------
                                        24,096    18,501
                                        ------    ------
Gross margin                             2,971     2,034

Selling, general and administrative expenses1,955  1,398
Provision for doubtful accounts             29       ---
Amortization of intangibles                 67       103
                                        ------    ------
Income from operations                     920       533
Other income (expense):
  Interest expense                         (27)      (10)
  Interest income                           55       ---
  Other, net                                31       115
                                        ------    ------
                                            59       105
                                        ------    ------
Income before provision for income taxes   979       638

Provision for income taxes (Note 3)        371       ---
                                        ------    ------
Net income                               $ 608       $638
                                        ======    ======
Pro forma data (Note 3):
  Income before provision for income taxes$     979  $  638
  Provision for income taxes               371       249
                                        ------    ------
  Net income                             $ 608       $389
                                        ======    ======
  Primary earnings per share  (Note 5)   $0.19       $0.19
                                        ======    ======
  Primary weighted average number of common
  and common stock equivalent shares outstanding3,2712,000
                                        ======    ======






The accompanying notes are an integral part of this financial statement.


                 BARRETT BUSINESS SERVICES, INC.

                     STATEMENT OF CASH FLOWS


                                                         Unaudited
                                                ---------------------------
                                                    Three Months Ended
                                                         March 31,
                                                 1994         1993
                                                ----         ----
                                                      (In thousands)
Cash flows from operating activities:
    Net income                              $ 608       $ 638
  Reconciliation of net income to cash from operations:
    Depreciation and amortization             110         135
    Gain on sales of securities               ---        (108)
    Provision for doubtful accounts            29         ---
    Changes in certain assets and liabilities:
      Marketable securities                 2,244         ---
      Accounts receivable                  (2,832)       (760)
      Prepaid expenses and other             (307)        (75)
      Deferred tax asset                       67         ---
      Accounts payable                         75          12
      Accrued payroll and benefits          2,114       1,110
      Accrued workers' compensation claims   (166)         91
      Customer safety incentives payable       71         (23)
      Due to stockholder                      ---         (98)
      Income taxes payable                    198         ---
      Customer deposits and other, net         22        (207)
                                            -----       -----
Net cash provided by operating activities   2,233         715
                                            -----       -----

Cash flows from investing activities:
  Increase in intangibles through acquisitions(4,498)     (10)
  Purchases of fixed assets                  (157)        (36)
  Proceeds from sales of marketable securities4,062       161
  Purchases of marketable securities          ---         (53)
                                            -----       -----
Net cash (used for) provided by investing activities(593)     62
                                            -----       -----

Cash flows from financing activities:
  Distributions to stockholders               ---        (398)
  Proceeds from debt issued                   ---          38
  Payments on long-term debt                 (109)        (42)
  Stock issuance costs                        ---        (154)
                                            -----       -----
Net cash used for financing activities       (109)       (556)

Net increase in cash and cash equivalents   1,531         221
Cash and cash equivalents, beginning of period1,127        12
                                            -----       -----
Cash and cash equivalents, end of period    $2,658      $  233
                                            =====       =====

Supplemental non-cash disclosure:
Issuance of common stock to acquire intangibles$228     $ ---
                                            =====       =====





The accompanying notes are an integral part of this financial statement.

                 BARRETT BUSINESS SERVICES, INC.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS:

    The accompanying financial statements are unaudited and have been prepared by Barrett Business Services, Inc. ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in 1993 Form 10-K filed with the Securities and Exchange Commission. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.


NOTE 2 - ACQUISITIONS:

  On February 27, 1994, the Company purchased substantially all of the assets of Personnel Management Consulting, Inc., a company engaged in the temporary services business in Maryland and Delaware. Of the $270,000 purchase price, the Company paid $42,000 in cash and issued 12,000 shares of its common stock with a fair market value of $228,000 at date of purchase. The acquisition was accounted for under the purchase method of accounting resulting in approximately $241,000 of intangible assets and $29,000 in fixed assets.

  On March 7, 1994, the Company purchased certain assets of Golden West Temporary Services (Golden West), a company in the temporary services business with offices in Santa Clara, San Jose, Fremont, and Mount View, California. The purchase price of $4,514,000 was paid from working capital. The Company accounted for the acquisition under the purchase method of accounting resulting in approximately $4,425,000 of intangible assets and $89,000 of fixed assets. Additionally, the Company retained the services of Golden West's chief executive officer to assist in the transition of the business for the first sixty (60) days following the acquisition.

  Intangible assets related to the acquisitions are being amortized over their estimated useful lives of fifteen years.

NOTE 3 - PROVISION FOR INCOME TAXES AND PRO FORMA PROVISION FOR
    INCOME TAXES:

    Effective April 30, 1993, the Company terminated its S Corporation status. A pro forma provision for income taxes that would have been recorded if the Company had been a C Corporation for all periods presented is provided for comparative purposes.

    Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                          Mar. 31,Dec. 31,
                                            1994    1993
                                          ----------------
      Accrued workers' compensation claim liabilities$882$949
      Allowance for doubtful accounts. .    20        10
      Tax depreciation in excess of book depreciation(75)(65)
                                          ----       ----
      Less accumulated depreciation. .    $ 827      $894
                                          ====       ====

      The  provision for income taxes for the three months ended
March 31, 1994, is as follows (in thousands):


                                                Pro Forma
                                         Three MonthsThree Months
                                            Ended  Ended
                                           Mar. 31,Mar. 31,
                                             1994   1993
                                          =====================
    Current:
      Federal. . . . . . . . . . . . . .  $ 251      $  202
      State. . . . . . . . . . . . . . .     53          40
                                            ---         ---
                                            304         242
                                            ---         ---
    Deferred:
      Federal. . . . . . . . . . . . .       56           6
      State. . . . . . . . . . . . . .       11           1
                                            ---         ---
                                             67           7
                                            ---         ---
      Provision for income taxes . . .    $ 371      $  249
                                            ===         ===


NOTE 4 - STOCK INCENTIVE PLAN:

     As of March 1, 1993, the Company adopted a stock incentive plan ("Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. As of April 20, 1994, the Company increased the number of shares of common stock reserved for issuance under the plan from 250,000 to 400,000. An award of 2,000 restricted shares was granted under the Plan in June 1993.

     The following table summarizes options granted under the Plan in 1994:


                              SharesRange of Prices
                              ---------------------
Outstanding at December 31, 199380,250$7.00 to $9.375

Options granted              104,750       $ 19.00
Options exercised                ---
Options canceled or expired     ---
                             -------
Outstanding at March 31, 1994185,000
                             =======
Available for grant at
   March 31, 1994             63,000
                             =======

The options listed in the table will become exercisable in equal annual installments beginning one year after the date of grant.


NOTE 5 - NET INCOME PER SHARE:

     Net income per share is computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the period.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following table sets forth the percentages of total revenues represented by selected items in the Company's statement of operations for the three months ended March 31, 1994 and 1993.

                                                Percentage of Total Revenues
                                                ----------------------------
                                                       Three Months Ended
                                                             Mar. 31,
                                                ---------------------------
                                                 1994      1993
                                                 ----      ----
  Temporary services revenues.                  43.4%      40.0%
  Staff leasing services revenues               56.6       60.0
  Direct payroll costs . . . .                  75.3       75.1
  Payroll taxes and benefits .                   9.5       10.2
  Workers' compensation. . . .                   3.3        4.1
  Safety incentives. . . . . .                    .9         .7
  Gross margin . . . . . . . .                  11.0        9.9
  Selling, general and administrative expenses
     (Including provision for doubtful accounts
      and amortization of intangibles)           7.6        7.3
  Income from operations . . .                   3.4        2.6
  Other income . . . . . . . .                    .2         .5
  Pretax income. . . . . . . .                   3.6        3.1
  Provision for income taxes .                   1.4        -.-
  Net income . . . . . . . . .                   2.2        3.1
  Pro forma provision for income taxes           1.4        1.2
  Pro forma net income . . . .                   2.2        1.9


     THREE MONTHS ENDED MARCH 31, 1994 AND 1993

     TEMPORARY AND STAFF LEASING SERVICES REVENUES. Total revenues increased $6,532,000 (31.8%) to $27,067,000 for the first quarter of 1994, compared to the comparable period of the prior year. The increase in total revenues was attributable to growth in temporary service revenues and staff leasing services revenues of $3,547,000 (43.2%) and $2,985,000 (24.2%), respectively.

     Approximately 55% of the increase in temporary services revenues was due to the acquisition of two temporary services businesses, and the balance to the Company's ongoing internal sales program. The acquired companies had total revenues of approximately $25,000,000 during 1993.

     The increase in staff leasing services revenues in the first quarter of 1994, compared to 1993, is primarily attributable to the addition of new clients in Oregon. The company markets its staff leasing services through its Oregon and Maryland branches using its branch office sales staff. The Company also obtains referrals from existing clients and other third parties, and places advertisements in the Yellow Pages.

     PAYROLL COSTS, PAYROLL TAXES, AND BENEFITS. Payroll costs, payroll taxes, and benefits for the Company's temporary services and staff leasing services employees increased by $5,438,000 (31.0%) in the first quarter of 1994 compared to the same period in 1993, primarily as a result of growth in the number of employees. As a percentage of revenues, such costs decreased from 85.3% in the first quarter of 1993 to 84.8% in the 1993 period, reflecting a decrease in the Company's statutory payroll taxes for 1994.

     WORKERS' COMPENSATION AND SAFETY INCENTIVES EXPENSE. The Company has been a self-insured employer for workers' compensation coverage in Oregon since August 1987 and became self-insured in Maryland in November 1993. Workers' compensation expense currently includes the cost of self-insurance for the Company's employees in Oregon and Maryland, and third party insurance coverage for such employees in California and Washington. As a percentage of revenues, workers' compensation expense decreased from 4.1% in 1993 to 3.3% in 1994, due primarily to better performance of the Company's self-insured workers' compensation program in the first quarter of 1994 compared to the same period in 1993. The Company's self-insured workers' compensation expense is tied directly to the incidents and severity of workplace injuries to its employees. Significant elements affecting the performance of the self-insured workers' compensation program include the regulatory climate surrounding workers' compensation, the Company's workplace safety program, and the claims management efforts of the Company and its third party administrators.

     In April 1994 the Company incurred a self-insured workers' compensation fatality claim in Oregon. The estimated present value of the future benefits payable to the beneficiary of the fatally injured employee is expected to be at least $350,000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (including the provision for doubtful accounts and the amortization of intangibles) primarily consists of compensation and other expenses incident to the operation of the Company's headquarters and branch offices in marketing of its services. As a percentage of total revenues, selling, general and administrative expenses increased from 7.3% during 1993 to 7.6% during 1994, due primarily to the shift of the Company's business toward temporary services through the acquisition of two temporary services businesses. Temporary services have higher overhead requirements as compared to staff leasing services.

     PROVISION AND PRO FORMA PROVISION FOR INCOME TAXES. The Company was exempt from taxation as an S corporation until its S corporation election was terminated on April 30, 1993. The pro forma effective tax rate of 39.0% is effective tax rate that would have been recorded if the Company had been a C corporation for the first quarter of 1993. The effective tax rate for the first quarter of 1994 was 37.9%.


     SEASONAL FLUCTUATIONS

     The Company's revenues historically have been subject to some seasonal fluctuation, particularly in its temporary services business. Demand for the Company's temporary employees and its payroll requirements (and associated mark-ups) for certain of its staff leasing clients decline during the year-end holiday season and periods of bad weather. Correspondingly, demand for temporary services and the operations of some staff leasing clients, particularly agricultural and forest products-based companies, increase during the second and third quarters. Since 1990, staff leasing revenues have represented a significant portion of total revenues and this has diminished the effect of seasonal fluctuations since staff leasing clients are engaged in a wide range of industries with varying seasonal demands.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and met its liquidity needs primarily from cash flow from operations of $2,233,000 and $715,000 during the first three months of 1994 and 1993, respectively. The principal uses of funds during 1994 was for the acquisition of two temporary services businesses and the repayment of a note payable, in the amount of $103,000, to the estate of the former majority stockholder.

     In February 1994, the Company acquired the assets of Personnel Management and Consulting, Inc. ("PMC"), a Maryland corporation, for $270,000, of which $42,000 was paid in cash and $228,000 was paid in the form of 12,000 shares of common stock in the Company. PMC had unaudited revenues of approximately $800,000 for the year ended December 31, 1993, primarily from sales of temporary services provided through three branch offices, one in each of Salisbury and Easton, Maryland; and Seaford, Delaware.

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

     The Company has an unsecured bank line of credit for a maximum amount of $2,000,000, expiring subject to renewal on May 31, 1994. Outstanding balances against the line of credit accrue interest at the bank's prime rate. The highest borrowing against the line during 1994 and 1993 was $60,158 and $1,189,000, respectively. The average balance outstanding against the line for the three months ended March 31, 1994 was $668, compared to $5,444 during 1993. There was a zero balance outstanding under the credit line at March 31, 1994, and 1993. The line of credit agreement contains certain covenants and restrictions that were amended on March 29, 1994. Under the amended agreement, the Company is required to maintain (i) a ratio of total liabilities to tangible net worth of not more than 2.0 to 1.0, (ii) positive quarterly net income before taxes, (iii) tangible net worth of at least $6,000,000, and (iv) a zero outstanding balance against the line for a minimum of sixty (60) consecutive days during each year. The Company is also prohibited from pledging any of its assets other than existing mortgages on its real property.

     The Company hopes to expand its self-insured workers' compensation and staff leasing program to Washington during the second quarter of 1994 and to California before the end of 1994. If self-insured status is obtained, the required surety deposits for these two states are expected to total at least $2,500,000 to be paid from cash or other funding sources, potentially including letters of credit from the Company's lender and surety bonds from providers of third party insurance.

     A key part of the Company's business strategy is continued growth through the expansion of operations at existing offices and the acquisition of additional personnel related businesses, both in its existing markets and other geographic areas. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated. The Company believes that available credit lines, other sources of financing, and anticipated funds to be generated from operations will be sufficient in the aggregate to provide funds for expansion and its working capital needs for the foreseeable future.


     INFLATION

     Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims in Oregon and Maryland.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its 1994 annual meeting of stockholders on April 20, 1994. The following directors were elected at the annual meeting to serve until the next annual meeting:

                                              ABSTENTION AND
                         FOR       WITHHELD  BROKER NON-VOTES
                         ---       --------  ----------------
Robert R. Ames           2,626,246  10,300
Jeffrey L. Beaudoin      2,626,246  10,300
Anthony Meeker           2,625,746  10,800
Stanley G. Renecker      2,626,246  10,300
William W. Sherertz      2,636,246     300
Jack D. Williamson, Jr.     2,636,246    300

     Other matters presented for action at the annual meeting were approved by the following vote:

                                            BROKER
                         FOR     WITHHELD  ABSTENTIONS NON-VOTES
                         ---     --------  ----------- ---------
Approval of amendment
to the Company's 1993
Stock Incentive Plan     2,541,933   690      93,923

Approval of the appoint-
ment of Price Waterhouse
as independent auditors     2,626,40110,118       27


Item 6.  Exhibits and Reports on Form 8-K

     (a)  The exhibits filed herewith are listed in the Exhibit
          Index following the signature page of this report.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1994.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BARRETT BUSINESS SERVICES, INC.
                                 (Registrant)





Date:  May 12, 1994             By: /s/ William W. Sherertz
                                   William W. Sherertz
                                   President
                                   (Principal Executive Officer)





Date:  May 12, 1994             By: /s/ Jack D. Williamson, Jr.
                                   Jack D. Williamson, Jr.
                                   Vice President and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)

                          EXHIBIT INDEX




Exhibit
- - -------


4 First Amendment to Loan Agreement Between the Registrant and First Interstate Bank of Oregon, N.A., dated March 29, 1994

11   Statement Showing Calculation of Average
     Common Shares Outstanding