Form 10-Q
period 1994-06-30
BARRETT BUSINESS SERVICES INC
filed 1994-08-16
CIK 902791

            THIS DOCUMENT IS A COPY OF THE FORM 10-Q
               FOR THE PERIOD ENDED JUNE 30, 1994,
              FILED ON AUGUST 16, 1994, PURSUANT TO
             RULE 201 TEMPORARY HARDSHIP EXEMPTION.


               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           ----------

                            FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934

          For the Quarterly Period Ended June 30, 1994

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

          Yes [ X ]      No [   ]

Number of shares of Common Stock, $.01 par value outstanding at
June 30, 1994:   6,328,000 shares.

                 BARRETT BUSINESS SERVICES, INC.

                              INDEX

                                                           Page

Part I - Financial Information

     Item 1.  Financial Statements

       Balance Sheet - June 30, 1994 and December 31, 1993 . 3 Statement of Operations - Three Months and Six
          Months Ended June 30, 1994 and 1993. . . . . . . . 4
       Statement of Cash Flows - Six Months
          Ended June 30, 1994 and 1993 . . . . . . . . . . . 5
       Notes to Financial Statements . . . . . . . . . . . . 6

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . . 9


Part II - Other Information

     Item 4.  Submission of Matters to a Vote
       of Security Holders . . . . . . . . . . . . . . . . .14

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . .14


Signatures . . . . . . . . . . . . . . . . . . . . . . . . .15


Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . .16

                 BARRETT BUSINESS SERVICES, INC.

                          BALANCE SHEET


                                                June 30,      Dec. 31,
                                                  1994           1993
                                                --------   -------
                                                Unaudited
                                                  (In thousands)
                             ASSETS
Current assets:
  Cash and cash equivalents                   $2,010  $1,127
  Marketable securities                         ---   6,374
  Accounts receivable, net                   10,133   4,954
  Prepaid expenses and other                    344     145
  Deferred tax asset  (Note 3)                  866     894
                                             ------  ------
    Total current assets                     13,353  13,494
Intangibles, net                              4,839     294
Property and equipment, net                   2,075   1,876
Restricted marketable securities
  and workers' compensation deposits          3,187   2,728
Other assets                                     45      33
                                             ------  ------
                                              $23,499  $18,425
                                             ======  ======


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt           $  30    $123
  Income taxes payable  (Note 3)                 94      79
  Accounts payable                              248      91
  Accrued payroll and related benefits        6,480   3,223
  Accrued workers' compensation claims        2,366   2,434
  Customer safety incentives payable            682     527
                                             ------  ------
    Total current liabilities                 9,900   6,477
Long-term debt, net of current portion          923     946
Customer deposits                               595     522
                                             ------  ------
                                             11,418   7,945

Stockholders' equity:
  Common stock                                   63      32
  Additional paid-in capital                  8,698   8,469
  Retained earnings                           3,320   1,979
                                             ------  ------
                                             12,081  10,480
                                             ------  ------
                                              $23,499  $18,425
                                             ======  ======



The accompanying notes are an integral part of this financial statement.

                 BARRETT BUSINESS SERVICES, INC.

                     STATEMENT OF OPERATIONS

                                                   Unaudited
                                    ------------------------------------------------
                                    Three Months Ended             Six Months Ended
                                           June 30,                      June 30,
                                    -------------------    ----------------
                                    1994   1993      1994   1993
                                    ----   ----      ----   ----
                                          (In thousands, except per share amounts)
Revenues:
  Temporary services               $ 18,661$10,662  $30,421$18,876
  Staff leasing services          16,475 14,724    31,782 27,045
                                 --------------   --------------
                                  35,136 25,386    62,203 45,921
                                 --------------   --------------
Cost of revenues:
  Direct payroll costs            26,213 18,793    46,609 34,214
  Payroll taxes and benefits       3,246  2,622     5,812  4,725
  Workers' compensation            1,511  1,337     2,396  2,173
  Safety incentives                  247    179       497    320
                                 --------------   --------------
                                  31,217 22,931    55,314 41,432
                                 --------------   --------------
Gross margin                       3,919  2,455     6,889  4,489

Selling, general and administrative expenses2,5311,5664,4852,964
Provision for doubtful accounts       29      9        58      9
Amortization of intangibles          113     92       180    195
                                 --------------   --------------

Income from operations             1,246    788     2,166  1,321
Other income (expense):
  Interest expense                       (35)      (17)      (63)      (27)
  Interest income                     29      9        85      9
  Other, net                           1     22        32    136
                                 --------------   --------------
                                          (5) 14       54    118
                                 --------------   --------------
Income before tax benefit (provision for taxes)1,2418022,2201,439

Income tax benefit (provision for income taxes) (Note 3)     (476)315     (847)315
                                 --------------   --------------
Net income                         $ 765 $1,117     $1,373$1,754
                                 ==============   ==============
Pro forma data (Note 3):
  Income before provision for income taxes$1,241$  802$2,220$1,439
  Provision for income taxes         476    314       847    563
                                 --------------   --------------
  Net income                       $ 765    488     $1,373$  876
                                 ==============   ==============
  Primary earnings per share  (Note 5)$0.12$0.11    $0.21 $ 0.21
                                 ==============   ==============
  Primary weighted average number of common
  and common stock equivalent shares outstanding6,6224,4186,5804,210
                                 ==============   ==============






The accompanying notes are an integral part of this financial statement.

                 BARRETT BUSINESS SERVICES, INC.

                     STATEMENT OF CASH FLOWS


                                                         Unaudited
                                                ---------------------------
                                                     Six Months Ended
                                                         June 30,
                                               ---------------------------
                                                  1994         1993
                                                 ----     ----
                                                      (In thousands)

Cash flows from operating activities:
    Net income                              $1,373      $1,754
  Reconciliation of net income to cash from operations:
    Depreciation and amortization                 276          268
    Gain on sales of securities                   ---         (108)
    Provision for doubtful accounts                58            9
    Changes in certain assets and liabilities:
      Accounts receivable                      (5,237)      (2,332)
      Prepaid expenses and other                 (199)         (40)
      Deferred tax asset                           28         (665)
      Accounts payable                            157           68
      Accrued payroll and benefits              3,257        1,939
      Accrued workers' compensation claims        (68)         481
      Customer safety incentives payable          155           19
      Due to stockholders                         ---          (98)
      Income taxes payable                      15         338
      Customer deposits and other, net             61          (50)
                                                -----        -----
Net cash (used for) provided by operating activities    (124)     1,583
                                                -----        -----

Cash flows from investing activities:
  Increase in intangibles through acquisitions  (4,498)        (10)
  Purchases of fixed assets                      (294)        (995)
  Proceeds from sales of marketable securities   6,416         161
  Purchases of marketable securities             (501)         (53)
                                                -----        -----
Net cash (used for) provided by investing activities   1,123      (897)
                                                -----        -----

Cash flows from financing activities:
  Distributions to stockholders                   ---         (869)
  Proceeds from debt issued                        ---          38
  Payments on long-term debt                     (116)        (100)
  Proceeds from issuance of stock, net            ---        5,879
                                                -----        -----
Net cash used for financing activities           (116)       4,948
                                             -----       -----
Net increase in cash and cash equivalents         883        5,634
Cash and cash equivalents, beginning of period   1,127          12
                                                -----        -----
Cash and cash equivalents, end of period    $    2,010  $    5,646
                                                =====        =====

Issuance of common stock to acquire intangibles$      228$     ---
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

         On March 7, 1994, the Company purchased certain assets of Golden West Temporary Services (Golden West), a company in the temporary services business with offices in Santa Clara, San Jose, Fremont, and Mountain View, California. The purchase price of $4,514,000 was paid by liquidating a portion of the Company's short-term marketable securities. The Company accounted for the acquisition under the purchase method of accounting resulting in approximately $4,425,000 of intangible assets and $89,000 of fixed assets.

         Intangible assets related to the acquisition are being amortized over their estimated useful lives of fifteen years.

NOTE 3 - INCOME TAX BENEFIT, PROVISION FOR INCOME TAXES AND PRO
     FORMA PROVISION FOR INCOME TAXES:

         A pro forma provision for income taxes that would have been recorded if the Company had been a C corporation for all periods presented is provided for comparative purposes. The benefit from income taxes includes benefits arising from net cumulative temporary differences in the timing of reporting certain deductible items for financial statement and income tax purposes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." In conjunction with the termination of the Company's S corporation status on April 30, 1993, a cumulative net deferred tax asset of $505,000 was established with an offsetting credit to the income tax benefit.

         Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                             June 30,         Dec. 31,
                                               1994      1993
                                             --------         --------
      Accrued workers' compensation claim liabilities$922$    949
      Allowance for doubtful accounts. .    25         10
      Tax depreciation in excess of book depreciation (81)(65)
                                           ---        ---
                                           $866  $    894
                                           ===        ===

      The  provision for income taxes for the six months ended
June 30, 1994, is as follows (in thousands):

                                          Six Months
                                            Ended
                                           June 30,
                                             1994
                                          ----------
    Current:
      Federal. . . . . . . . . . . . . .  $ 673
      State. . . . . . . . . . . . . . .    145
                                            ---
                                            818
                                            ---
    Deferred:
      Federal. . . . . . . . . . . . . .       24
      State. . . . . . . . . . . . . . .        5
                                            ---
                                               29
                                            ---
        Provision for income taxes . . .  $ 847
                                            ===

NOTE 4 - STOCK INCENTIVE PLAN:

         As of March 1, 1993, the Company adopted a stock incentive plan ("Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. As of April 20, 1994, the Company increased the number of shares reserved from 500,000 to 800,000 shares of common stock for issuance under the Plan. An award of 4,000 restricted shares was granted under the Plan in June 1993.

         The following table summarizes options granted under the Plan in 1994:

                              SharesRange of Prices
                              ----------------------
Outstanding at December 31, 1993160,500$3.50 to $4.6875

Options granted              213,500$9.50 to $13.5625
Options exercised                ---
Options canceled or expired                           (8,000)
                             -------
Outstanding at June 30, 1994 366,000
                             =======
Available for grant at
   June 30, 1994             430,000
                             =======

The options listed in the table will become exercisable in four equal annual installments beginning one year after the date of grant.


NOTE 5 - NET INCOME PER SHARE AND STOCK SPLIT:

         Net income per share is computed based on the weighted average number of shares outstanding during the period after giving effect to stock options and warrants which are considered to be common stock equivalents as such securities aggregate more than 3% of shares outstanding and thus are considered dilutive.

         On April 20, 1994, the board of directors of the Company approved a 2-for-1 stock split in the form of a stock dividend payable May 23, 1994, to holders of record of its shares at the close of business on May 2, 1994, ("Record Date"), at the rate of one new share for each share outstanding on the Record Date.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table sets forth the percentages of total revenues represented by selected items in the Company's statement of operations for the periods indicated.

                                          Percentage of Total Revenues
                                  --------------------------------------------
                                  Three Months Ended   Six Months Ended
                                        June 30,                June 30,
                                  ------------------ ------------------
                                  1994  1993     1994    1993
                                  ----  ----     ----    ----
  Temporary services revenues.  53.1%      42.0%48.9%  41.1%
  Staff leasing services revenues46.9  58.0     51.1   58.9
  Direct payroll costs . . . .  74.6   74.0     74.9   74.5
  Payroll taxes and benefits .   9.3   10.3      9.4   10.3
  Workers' compensation. . . .   4.3    5.3      3.8    4.7
  Safety incentives. . . . . .    .7     .7       .8     .7
  Gross margin . . . . . . . .  11.1    9.7     11.1    9.8
  Selling, general and administrative expenses7.66.67.6 6.9
    (Including provision for doubtful accounts
     and amortization of intangibles)
  Income from operations . . .   3.5    3.1      3.5    2.9
  Other income . . . . . . . .   -.-     .1       .1     .2
  Pretax income. . . . . . . .   3.5    3.2      3.6    3.1
  Income tax benefit (provision for income taxes)(1.3)1.2(1.4).7
  Net income . . . . . . . . .   2.2    4.4      2.2    3.8
  Pro forma provision for income taxes1.31.2     1.4    1.2
  Pro forma net income . . . .   2.2    1.9      2.2    1.9


  SIX MONTHS ENDED JUNE 30, 1994 AND 1993

         TEMPORARY AND STAFF LEASING SERVICES REVENUES. Total revenues increased $16,282,000 (35.5%) to $62,203,000 for the six months ended June 30, 1994, compared to the comparable period of the prior year. The increase in total revenues was attributable to growth in temporary services revenues and staff leasing services revenues of $11,545,000 (61.2%) and $4,737,000 (17.5%), respectively.

         Approximately 70% of the increase in temporary services revenues was due to the acquisition of two temporary services businesses, and the balance to the Company's ongoing internal sales program. The acquired companies had total revenues of approximately $25,000,000 during 1993.

         The increase in staff leasing services revenues for the six months ended June 30, 1994, compared to the same period of 1993, is primarily attributable to the addition of new clients in Oregon. The Company markets its staff leasing services through its Oregon and Maryland branches using its branch office sales staff.

         The Company plans to begin offering staff leasing services in Washington during the third quarter of 1994.

         PAYROLL COSTS, PAYROLL TAXES, AND BENEFITS. Payroll costs, payroll taxes, and benefits for the Company's temporary services and staff leasing services employees increased by $13,482,000 (34.6%) in the first six months of 1994 compared to the same period in 1993, primarily as a result of growth in the number of employees. As a percentage of revenues, such costs decreased from 84.8% in the first six months of 1993 to 84.3% in the 1994 period, reflecting a decrease in the Company's statutory payroll taxes for 1994.

         WORKERS' COMPENSATION AND SAFETY INCENTIVES EXPENSE.
The Company has been a self-insured employer for workers' compensation coverage in Oregon since August 1987 and became self-insured in Maryland in November 1993. Workers' compensation expense currently includes the cost of self-insurance for the Company's employees in Oregon and Maryland and third party insurance coverage for such employees in Washington and California. As a percentage of revenues, workers' compensation and safety incentives expense decreased from 5.4% in the first six months of 1993 to 4.6% in the comparable period of 1994, due primarily to a decrease in the number of claims reported under the Company's self-insured workers' compensation programs.

         The Company's self-insured workers' compensation expense is tied directly to the incidence and severity of workplace injuries to its employees. Significant elements affecting the performance of the self-insured workers' compensation program include the regulatory climate surrounding workers' compensation, the Company's workplace safety program and the claims management approach taken by the Company and its third party administrators.

         In April 1994 the Company incurred a self-insured workers' compensation fatality claim in Oregon. The present value of the future benefits payable to the beneficiary of the fatally injured employee is estimated to be $418,000. The
Company maintains excess workers' compensation insurance to limit its self-insurance liability to $350,000 per occurrence.

         Effective July 1, 1994, the Company received a
Certificate of Qualification from the State of Washington qualifying the Company as a self-insurer for workers' compensation.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (including the provision for doubtful accounts and the amortization of intangibles) consists of compensation and other expenses incident to the operation of the Company's headquarters and branch offices and marketing its services. As a percentage of total revenues, selling, general and administrative expenses increased from 6.9% during the first six months of 1993 to 7.6% during 1994, due primarily to the acquisition of two temporary services businesses in early 1994. Temporary services have higher overhead requirements as compared to staff leasing services.

         OTHER (EXPENSE) INCOME. Other income decreased from $118,000 in the first six months in 1993 to $54,000 in 1994, due primarily to the discontinuation of investment in commodities futures contracts, which resulted in a net gain of $108,000 in the first six months of 1993.

         PROVISION AND PRO FORMA PROVISION FOR INCOME TAXES. The Company was exempt from taxation as an S corporation until its S corporation election was terminated on April 30, 1993. The pro forma effective tax rate of 39.1% is the effective tax rate that would have been applicable if the Company had been a C corporation for the first six months of 1993. The effective tax rate for the first six months of 1994 was 38.2%.

    THREE MONTHS ENDED JUNE 30, 1994 AND 1993

         TEMPORARY AND STAFF LEASING SERVICES REVENUES. Total revenues increased $9,750,000 (38.4%) to $35,136,000 for the second quarter of 1994, compared to the comparable period of the prior year. The increase in total revenues was attributable to growth in temporary services revenues and staff leasing services revenues of $7,999,000 (75.0%) and $1,751,000 (11.9%), respectively.

         The increase in temporary services revenues for the second quarter was due primarily to the Company's acquisition of two temporary services businesses during the first quarter of 1994.

         PAYROLL COSTS, PAYROLL TAXES AND BENEFITS. Payroll costs, payroll taxes and benefits for the Company's staff leasing and temporary services employees increased by $8,044,000 (37.6%) in the second quarter of 1994 compared to the same period of 1993, primarily as a result of growth in the number of employees. As a percentage of revenues, such costs decreased from 84.3% in the second quarter of 1993 to 83.9% in the 1994 period, reflecting a decrease in the Company's statutory payroll taxes for 1994.

         WORKERS' COMPENSATION AND SAFETY INCENTIVES EXPENSE. Workers' compensation expense increased $174,000 (13.0%) in the second quarter of 1994 compared to the same period of 1993 primarily attributable to the fatality claim in Oregon in 1994 and the increase in the number of employees. As a percentage of revenue, workers' compensation and safety incentives expense decreased to 5.0% for the second quarter of 1994 compared to 6.0% for the same period of 1993 due to a decrease in the number of claims reported under the Company's self-insured workers' compensation programs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (including the provision for doubtful accounts and the amortization of intangibles) increased by $1,006,000 (60.0%) to $2,673,000 in the second quarter of 1994 as compared to the same period of 1993.

         As a percentage of revenues, selling, general and administrative expenses increased from 6.6% in the 1993 second quarter to 7.6% in the same period of 1994. The increase was due primarily to the acquisition of two temporary services businesses and additional administrative staffing necessary to support continued growth of the Company.

         PRO FORMA PROVISION FOR INCOME TAXES. The pro forma effective tax rate in the second quarter of 1994 was 38.4% compared to 39.2% for the same period of 1993.


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


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations and met its liquidity needs during the first six months of 1994 primarily from the sales of short-term marketable securities previously held for investment of $6,416,000. The principal use of funds during the period was for the acquisition of two temporary services businesses in the amount of $4,556,000.

         In February 1994, the Company acquired the assets of Personnel Management and Consulting, Inc. ("PMC"), a Maryland corporation, for $270,000, of which $42,000 was paid in cash and $228,000 was paid in the form of 12,000 shares of common stock of the Company. PMC had unaudited revenues of approximately $800,000 for the year ended December 31, 1993, primarily from sales of temporary services provided through three branch offices, one in each of Salisbury and Easton, Maryland, and Seaford, Delaware.

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

         The Company has an unsecured bank line of credit for a maximum amount of $4,000,000, expiring subject to renewal on May 31, 1995. Outstanding balances against the line of credit accrue interest at the bank's prime rate. The highest borrowing against the line during 1994 and 1993 was $1,500,069 and $1,189,000, respectively. The average balance outstanding against the line for the six months ended June 30, 1994 was $331,975, compared to $5,444 during 1993. There was a zero balance outstanding under the credit line at June 30, 1994, and 1993. Under the amended loan agreement for the line of credit, the Company is required to maintain (i) a ratio of total liabilities to tangible net worth of not more than 2.0 to 1.0, (ii) positive quarterly net income before taxes, (iii) tangible net worth of at least $6,000,000, and (iv) a zero outstanding balance against the line for a minimum of sixty (60) consecutive days during each year. The Company is also prohibited from pledging any of its assets other than existing mortgages on its real property.

         The Company hopes to expand its self-insured workers' compensation and staff leasing program to Washington and California during the second half of 1994. If self-insured status is obtained in California, the required surety deposit is expected to be at least $2,000,000 to be paid from cash or other funding sources, potentially including letters of credit from the Company's lender and surety bonds from providers of third party insurance. The surety deposit for the State of Washington has been set at $345,000 to be paid from cash.

         A key part of the Company's business strategy is continued growth through the expansion of operations at existing offices and the acquisition of additional personnel related businesses, both in its existing markets and other geographic areas. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated. The Company believes that the available credit lines and other sources of financing and anticipated funds to be generated from operations will be sufficient in the aggregate to provide funds for its working capital needs for the foreseeable future.

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


Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held a special meeting of stockholders on August 10, 1994. A proposal to amend Article III of the
Company's Charter to increase the number of authorized shares of common stock of the Company from 7,500,000 to 20,500,000 was approved as follows:

                                                ABSTENTION AND
              FOR         AGAINST               BROKER NON-VOTES
              ---         --------              ----------------
              5,690,961.444                   221,738.8292,367.629



Item 6.  Exhibits and Reports on Form 8-K

    (a)  The exhibits filed herewith are listed in the Exhibit
         Index on page 16 of this report.

    (b) No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1994.

                           SIGNATURES


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BARRETT BUSINESS SERVICES, INC.
                                 (Registrant)





Date:  August 15, 1994           By:  /s/ William W. Sherertz
                                    William W. Sherertz
                                    President
                                    (Principal Executive and
                                     Principal Financial
                                     Officer)

                          EXHIBIT INDEX



Exhibit
- - -------

3    Charter of the Registrant, as amended.

4 Second Amendment to Loan Agreement Between the Registrant and First Interstate Bank of Oregon, N.A., dated May 31, 1994, together with Optional Advance Note dated May 31, 1994.

11   Statement Showing Calculation of Average
     Common Shares Outstanding.

99   Description of Capital Stock of the Registrant.