Form 10-Q
period 1994-09-30
BARRETT BUSINESS SERVICES INC
filed 1994-11-14
CIK 902791

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 __________

                                  FORM 10-Q
                                 __________

               [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended September 30, 1994

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

          Yes [ X ]      No [  ]

The number of outstanding shares of Common Stock, $.01 par value, on October 21, 1994 was 6,347,875 shares.

                       BARRETT BUSINESS SERVICES, INC.

                             INDEX TO FORM 10-Q

                                                                         Page

Part I - Financial Information

     Item 1.   Financial Statements

               Balance Sheets - September 30, 1994 and
               December 31, 1993 . . . . . . . . . . . . . . . . . . . . .

               Statements of Operations - Three Months Ended
               September 30, 1994 and September 30, 1993 . . . . . . . . .

               Statements of Operations - Nine Months Ended
               September 30, 1994 and September 30, 1993 . . . . . . . . .

               Statements of Cash Flows - Nine Months Ended
               September 30, 1994 and September 30, 1993 . . . . . . . . .

               Notes to Financial Statements . . . . . . . . . . . . . . .


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . .


Part II - Other Information

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                       PART I - Financial Information

Item 1.  Financial Statements

                       BARRETT BUSINESS SERVICES, INC.

                                        Balance Sheets
                           September 30, 1994 and December 31, 1993
                                          (Unaudited)
                                        (In thousands)

                                                        September 30,     December 31,
                                                            1994              1993
                                                        -------------     ------------
                 Assets
Current assets:
   Cash and cash equivalents                              $ 2,005           $ 1,127
   Marketable securities                                        -             6,374
   Accounts receivable, net                                11,138             4,954
   Prepaid expenses and other                                 375               145
   Deferred tax asset (Note 3)                                899               894
                                                           ------            ------
       Total current assets                                14,417            13,494

Intangibles                                                 4,726               294
Property and equipment, net                                 2,045             1,876
Restricted marketable securities
  and workers' compensation deposits                        3,305             2,728
Other assets                                                   45                33
                                                           ------            ------
                                                          $24,538           $18,425
                                                           ======            ======

   Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt                      $    30           $   123
   Income taxes payable (Note 3)                              386                79
   Accounts payable                                           154                91
   Accrued payroll and related benefits                     5,817             3,223
   Accrued workers' compensation claims                     2,456             2,434
   Customer safety incentives payable                         764               527
                                                           ------            ------
       Total current liabilities                            9,607             6,477

Long-term debt, net of current portion                        916               946
Customer deposits                                             669               522
                                                           ------            ------
                                                           11,192             7,945

Stockholders' equity:
   Common stock                                                63                32
   Additional paid-in capital                               8,728             8,469
   Retained earnings                                        4,555             1,979
                                                           ------            ------
                                                           13,346            10,480
                                                           ------            ------
                                                          $24,538           $18,425
                                                           ======            ======


          The accompanying notes are an integral part of these financial statements.

                                BARRETT BUSINESS SERVICES, INC.

                                   Statements of Operations
                 Three Months Ended September 30, 1994 and September 30, 1993
                                          (Unaudited)
                           (In thousands, except per share amounts)

                                                                 Three Months Ended
                                                                    September 30,
                                                                 ------------------
                                                                   1994       1993
                                                                   ----       ----
Revenues:
   Temporary services                                             $21,561    $12,109
   Staff leasing services                                          19,588     15,967
                                                                   ------     ------
                                                                   41,149     28,076
                                                                   ------     ------
Cost of revenues:
   Direct payroll costs                                            30,792     21,043
   Payroll taxes and benefits                                       3,664      2,801
   Workers' compensation                                            1,308      1,130
   Safety incentives                                                  343        173
                                                                   ------     ------
                                                                   36,107     25,147
                                                                   ------     ------
Gross margin                                                        5,042      2,929

Selling, general and administrative expenses                        2,980      1,756
Amortization of intangibles                                           114         88
Other (income) expense, net                                           (39)       (61)
                                                                   ------     ------

Income from operations                                              1,987      1,146

Provision for income taxes (Note 3)                                   752        444
                                                                   ------     ------
Net income                                                        $ 1,235    $   702
                                                                   ======     ======

Earnings per share (Note 5)                                       $  0.19    $  0.11
                                                                   ======     ======
Weighted average number of common and
common stock equivalent shares outstanding                          6,570      6,258
                                                                   ======     ======


          The accompanying notes are an integral part of these financial statements.

                                BARRETT BUSINESS SERVICES, INC.

                                   Statements of Operations
                  Nine Months Ended September 30, 1994 and September 30, 1993
                                          (Unaudited)
                           (In thousands, except per share amounts)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  ------------------
                                                                    1994       1993
                                                                    ----       ----
Revenues:
   Temporary services                                            $ 51,982    $30,985
   Staff leasing services                                          51,370     43,012
                                                                  -------     ------
                                                                  103,352     73,997
                                                                  -------     ------
Cost of revenues:
   Direct payroll costs                                            77,401     55,257
   Payroll taxes and benefits                                       9,476      7,526
   Workers' compensation                                            3,703      3,303
   Safety incentives                                                  840        493
                                                                  -------     ------
                                                                   91,420     66,579
                                                                  -------     ------
Gross margin                                                       11,932      7,418

Selling, general and administrative expenses                        7,524      4,729
Amortization of intangibles                                           294        288
Other (income) expense, net                                           (92)      (184)
                                                                  -------     ------
Income before provision for taxes                                   4,206      2,585

Provision for income taxes (Note 3)                                 1,599        129
                                                                  -------     ------
Net income                                                       $  2,607    $ 2,456
                                                                  =======     ======
Pro forma data (Note 3):
   Income before provision for income taxes                                  $ 2,585
   Provision for income taxes                                                  1,011
                                                                              ------
   Net income                                                                $ 1,574
                                                                              ======
Earnings per share (Note 5)                                      $   0.40    $  0.32
                                                                  =======     ======
Weighted average number of common and
common stock equivalent shares outstanding                          6,578      4,908
                                                                  =======     ======


          The accompanying notes are an integral part of these financial statements.

                                BARRETT BUSINESS SERVICES, INC.

                                   Statements of Cash Flows
                  Nine Months Ended September 30, 1994 and September 30, 1993
                                          (Unaudited)
                                        (In thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   -----------------
                                                                    1994       1993
                                                                    ----       ----
Cash flows from operating activities:
   Net income                                                     $ 2,607    $ 2,456
   Reconciliation of net income to cash from operations:
       Depreciation and amortization                                  444        397
       Gain on sales of securities                                      -       (108)
       Provision for doubtful accounts                                118        100
       Changes in certain assets and liabilities:
         Accounts receivable                                       (6,302)    (2,324)
         Prepaid expenses and other                                  (230)       (11)
         Deferred tax asset                                            (5)      (774)
         Accounts payable                                              63        (76)
         Accrued payroll and benefits                               2,594      2,058
         Accrued workers' compensation claims                          22        682
         Customer safety incentives payable                           237         38
         Due to stockholders                                            -        (98)
         Income taxes payable                                         307        542
         Customer deposits and other, net                             135        603
                                                                   ------     ------
Net cash (used in) provided by operating activities                   (10)     3,485
                                                                   ------     ------

Cash flows from investing activities:
   Increase in intangibles through acquisitions                    (4,498)       (10)
   Purchases of fixed assets                                         (319)    (1,118)
   Proceeds from sales of marketable securities                     6,416        161
   Purchases of marketable securities                                (619)       (53)
                                                                   ------     ------
Net cash provided by (used in) investing activities                   980     (1,020)
                                                                   ------     ------

Cash flows from financing activities:
   Distributions to stockholders                                        -       (869)
   Proceeds from debt issued                                            -        732
   Payments on long-term debt                                        (123)      (163)
   Proceeds from issuance of stock, net                                31      6,827
                                                                   ------     ------
Net cash (used in) provided by financing activities                   (92)     6,527
                                                                   ------     ------

Net increase in cash and cash equivalents                             878      8,992
Cash and cash equivalents, beginning of period                      1,127         12
                                                                   ------     ------
Cash and cash equivalents, end of period                          $ 2,005    $ 9,004
                                                                   ======     ======

Issuance of common stock to acquire intangibles                   $   228    $     -
                                                                   ======     ======


          The accompanying notes are an integral part of these financial statements.

                                BARRETT BUSINESS SERVICES, INC.
                                           Form 10-Q
                        For the Third Quarter Ended September 30, 1994
                                          (Unaudited)

Notes to Financial Statements

Note 1 - Basis of Presentation of Interim Period Statements:

The accompanying financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods reported. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.


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

On March 7, 1994, the Company purchased certain assets of Golden West Temporary Services ("Golden West"), a company in the temporary services business with offices in Santa Clara, San Jose, Fremont, and Mountain View, California. The purchase price of $4,514,000 was paid by liquidating a portion of the Company's short-term marketable securities. The Company accounted for the acquisition under the purchase method of accounting resulting in approximately $4,425,000 of intangible assets and $89,000 of fixed assets.

Intangible assets related to these acquisitions are being amortized over their estimated useful lives of fifteen years.


Note 3 -   Provision for Income Taxes and Pro Forma Provision for
           Income Taxes:

Effective April 30, 1993, the Company terminated its S corporation status. A 1993 pro forma provision for income taxes that would have been recorded if the Company had been a C corporation for all periods presented is provided for comparative purposes.

Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                 Sept. 30,    Dec. 31,
                                                   1994         1993
                                                 ---------    --------
 Accrued workers' compensation claim
      liabilities. . . . . . . . . . . . . . . .    $958        $949
 Allowance for doubtful accounts . . . . . . . .      25          10
 Tax depreciation in excess of book
      depreciation . . . . . . . . . . . . . . .     (84)        (65)
                                                     ---         ---
                                                    $899        $894
                                                     ===         ===

The provision for income taxes for the nine months ended
September 30, 1994, is as follows (in thousands):

                                              Nine Months
                                                 Ended
                                               Sept. 30,
                                                 1994
                                              -----------

 Current:
      Federal    . . . . . . . . . . . . . .    $1,314
      State      . . . . . . . . . . . . . .       290
                                                 -----
                                                 1,604
                                                 -----
 Deferred:
      Federal    . . . . . . . . . . . . . .        (4)
      State      . . . . . . . . . . . . . .        (1)
                                                 -----
                                                    (5)
                                                 -----
 Provision for income taxes                     $1,599
                                                 =====


Note 4 - Stock Incentive Plan:

As of March 1, 1993, the Company adopted a stock incentive plan (the "Plan") pursuant to which stock-based awards are provided to the Company's employees, directors and outside consultants or advisors. As of April 20, 1994, the Company increased the number of shares of common stock reserved for issuance under the Plan from 500,000 to 800,000. An award of 4,000 restricted shares granted under the Plan in 1993 became fully vested in 1994.

The following table summarizes options granted under the Plan in 1994:

                                             No. of
                                             Shares   Range of Prices
                                             ------   ---------------

       Outstanding at December 31, 1993     160,500  $3.50 to $4.6875

       Options granted                      233,500  $9.50 to $13.5625
       Options exercised                    (19,375)
       Options canceled or expired          (48,250)
                                            -------
       Outstanding at September 30, 1994    326,375
                                            =======
       Available for grant at
        September 30, 1994                  450,250
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

On April 20, 1994, the board of directors of the Company approved a 2-for-1 stock split in the form of a stock dividend payable May 23, 1994, to holders of record of its shares at the close of business on May 2, 1994 (the "Record
Date"), at the rate of one new share for each share outstanding on the Record
Date.

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company's statements of operations for the three months and nine months ended September 30, 1994 and 1993.


                                                                                      Percentage of Total Revenues
                                                                               ------------------------------------------
                                                                               Three Months Ended       Nine Months Ended
                                                                                  September 30,           September 30,
                                                                               ------------------       -----------------
                                                                                1994        1993         1994       1993
                                                                                ----        ----         ----       ----
    Temporary services revenues. . . . . . . . . . . . . . . . . . . . .       52.4%        43.1%        50.3%      41.9%
    Staff leasing services revenues. . . . . . . . . . . . . . . . . . .       47.6         56.9         49.7       58.1
    Direct payroll costs . . . . . . . . . . . . . . . . . . . . . . . .       74.8         75.0         74.9       74.7
    Payroll taxes and benefits . . . . . . . . . . . . . . . . . . . . .        8.9         10.0          9.2       10.2
    Workers' compensation. . . . . . . . . . . . . . . . . . . . . . . .        3.2          4.0          3.6        4.4
    Safety incentives. . . . . . . . . . . . . . . . . . . . . . . . . .         .9           .6           .8         .7
    Gross margin . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12.2         10.4         11.5       10.0
    Selling, general and administrative expenses . . . . . . . . . . . .        7.2          6.2          7.2        6.4
    Amortization of intangibles. . . . . . . . . . . . . . . . . . . . .         .3           .3           .3         .4
    Other (income) expense, net. . . . . . . . . . . . . . . . . . . . .        (.1)         (.2)         (.1)       (.3)
    Pretax income. . . . . . . . . . . . . . . . . . . . . . . . . . . .        4.8          4.1          4.1        3.5
    Provision for income taxes . . . . . . . . . . . . . . . . . . . . .        1.8          1.6          1.6         .2
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3.0          2.5          2.5        3.3
    Pro forma provision for income taxes . . . . . . . . . . . . . . . .                                  1.6        1.4
    Pro forma net income . . . . . . . . . . . . . . . . . . . . . . . .                                  2.5        2.1


Net income for the third quarter of 1994 amounted to approximately
$1.2 million, which represented an increase of approximately $533,000 or 75.9% over the same quarter last year. For the nine-month period ended September 30, 1994, net income totaled approximately $2.6 million, an increase of approximately $1.0 million or 65.6% over pro forma net income for the same 1993 period. The increases in net income for the 1994 third quarter and nine month periods were primarily due to higher gross margin dollars as a result of increased sales, combined with an improved gross margin percentage, offset in part by higher selling, general and administrative costs and increased income tax expense.

Earnings per share for the third quarter of 1994 and nine month periods ended September 30, 1994 were $.19 and $.40, respectively.

Revenues for the third quarter of 1994 were approximately $41.1 million, an increase of approximately $13.1 million or 46.6% over the 1993 third quarter. The increase was primarily due to the acquisition of two temporary services businesses during the first quarter of 1994, coupled with the Company's continuing business expansion from existing branch offices. Revenues for the nine months ended September 30, 1994 were approximately $103.4 million, an increase of approximately $29.4 million or 39.7% over the comparable 1993 period. The increase was also primarily attributable to the acquisition of two temporary services businesses in early 1994 and growth from the Company's sales efforts.

For the third quarter of 1994, temporary services revenues increased approximately $9.5 million or 78.1% over the third quarter of 1993. Approximately $6.4 million, or 67.7%, of the increase was due to the acquisition of two temporary services businesses earlier in 1994. The balance of the increase was due to the Company's sales development efforts. For the first nine months of 1994, temporary services revenues increased approximately $21.0 million, or 67.8% over the comparable 1993 period. The 1994 acquisitions generated additional revenues of $14.5 million, or 69.0% of the increase. The balance of the increase was due to the Company's business development efforts.

For the third quarter of 1994, staff leasing revenues increased approximately $3.6 million, or 22.7%, over the third quarter of 1993. For the first nine months of 1994, staff leasing revenues increased approximately $8.4 million or 19.4% over the comparable period of 1993. The increases were primarily attributable to the addition of new clients in Oregon. The Company currently markets its staff leasing services through its Oregon, Maryland and Washington branches using its branch office sales staff.

Gross margin for the third quarter of 1994 totaled approximately $5.0 million or 12.2% of revenues, representing an increase of approximately $2.1 million, or 72.1% over the comparable period of 1993. Gross margin for the first nine months of 1994 totaled approximately $11.9 million, or 11.5% of revenues, representing an increase of approximately $4.5 million, or 60.9%, over the same period of 1993. These increases were primarily attributable to a decrease in the Company's statutory payroll tax rates, as well as improved workers' compensation experience during the third quarter and the first nine months of 1994.

Direct payroll costs and payroll taxes and benefits increased approximately $10.6 million, or 44.5%, for the third quarter of 1994 and approximately $24.1 million, or 38.4%, for the first nine months of 1994 over the comparable periods of 1993. These increases were primarily the result of growth in the number of employees. Such costs, expressed as a percentage of revenues, decreased from 85.0% for the third quarter of 1993 to 83.7% for the third quarter of 1994. The improved percentage was primarily due to a decrease in statutory payroll tax rates paid by the Company. For the nine months ended September 30, 1994, these costs as a percentage of revenues decreased to 84.1% from 84.9% for the comparable period of 1993. The improved percentage was also primarily attributable to the decreased statutory payroll tax rates.

The Company has been a self-insured employer for workers' compensation coverage in Oregon since August 1987 and became self-insured in Maryland in November 1993 and Washington in July 1994. Workers' compensation expense currently includes the cost of self-insurance for the Company's employees in Oregon, Maryland and Washington and third party insurance coverage for employees in California and Delaware. As a percentage of revenues, workers' compensation and safety incentives expense decreased from 4.6% during the third quarter of 1993 to 4.1% in the comparable period of 1994. For the first nine months of 1994, such percentage was 4.4% of revenues, a decrease from 5.1% for the comparable period of 1993. These decreases were primarily due to a reduction in the number and overall severity of claims reported, plus the positive impact of the Company's workplace safety program and the claims management approach taken by the Company and its third party administrators.

Selling, general and administrative expenses totaled approximately
$3.0 million or 7.2% of revenues for the third quarter of 1994 compared to approximately $1.8 million or 6.2% for the comparable period of the prior year. Such expenses totaled approximately $7.5 million or 7.2% of revenues for the first nine months of 1994, as compared to $4.7 million or 6.4% for the comparable period of the prior year. The increases were due primarily to the acquisition of two temporary services businesses in early 1994, which have higher administrative overhead requirements as compared to staff leasing services. The balance of the increases was primarily attributable to additional management staff added to support sales growth and higher Company profit sharing and bonuses based on Company performance.

The Company was exempt from taxation as an S corporation until its S corporation election was terminated on April 30, 1993. The effective tax rate for the third quarter of 1994 was 37.8% and for the nine months ended September 30, 1994 was 38.0% as compared to 38.7% and a pro forma effective tax rate of 39.1% for the comparable periods of 1993, respectively.

The Company's revenues historically have been subject to some seasonal fluctuation, particularly in its temporary services businesses. Demand for the Company's temporary employees and certain staff leasing clients declines during the year-end holiday season and periods of inclement weather. Correspondingly, demand for temporary services and the operations of some staff leasing clients, particularly agricultural and forest products-related companies, increase during the second and third quarters.

Liquidity and Capital Resources

The Company's net cash position of $2,005,000 at September 30, 1994 increased $878,000 from December 31, 1993. The Company has financed its operations and met its liquidity needs primarily from the sales of short-term marketable securities, which were previously held for investment purposes, and by cash generated from operations. The principal uses of funds during the nine-month period ended September 30, 1994 were to acquire two temporary services businesses for aggregate cash payments of $4,556,000 and finance the subsequent increased working capital requirements as a result of higher accounts receivable.

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

In March of 1994, the Company acquired the assets of Golden West Temporary Services ("Golden West"), a California corporation, for $4,514,000 in cash paid from working capital. Golden West had total revenues of approximately $24,533,000 for the year ended December 31, 1993, from the sales of temporary services provided through four branch offices, one in each of San Jose, Santa Clara, Mountain View and Fremont, California.

Net cash used in operating activities for the nine months ended September 30, 1994 amounted to $10,000, which compares to cash provided by operations of approximately $3.5 million for the comparable 1993 period. The principal elements of cash used in operations for the 1994 nine-month period included net income of approximately $2.6 million, combined with depreciation and amortization of approximately $0.4 million and increased accrued payroll and benefit liabilities, offset in full by an approximate $6.3 million increase in accounts receivable. As noted above, the increase in accounts receivable was primarily attributable to the two acquisitions in early 1994.

Net cash provided by investing activities for the 1994 nine month period totaled $980,000, which compares to a use of cash in investing activities of approximately $1.0 million during the comparable period in 1993. For the 1994 period, proceeds of approximately $6.4 million from sales of marketable securities were offset in part by the use of approximately $4.6 million in cash related to two acquisitions and additional purchases of marketable securities for approximately $0.6 million. There are no material long-term capital commitments.

Net cash used in financing activities of $92,000 for the 1994 nine-month period was primarily related to scheduled amortization on long-term mortgage obligations. For the 1993 nine-month period, net proceeds of $6.8 million from the Company's initial public offering of common stock was the principal component of the $6.5 million net cash provided by financing activities.

The Company's business strategy continues to be focused on growth through the expansion of operations at existing offices and the acquisition of additional personnel-related businesses, both in its existing markets and other geographic areas. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated. Management believes that the available credit lines and other sources of financing, together with anticipated funds generated from operations, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

Management is continuing its efforts to obtain self-insured status for workers' compensation purposes in California. If such status is obtained, it is anticipated that the surety deposit required by the State of California will be funded from a combination of cash reserves, letters of credit from the Company's principal bank, surety bonds from a third-party surety or from other financing sources or arrangements.

Inflation

Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims in Oregon, Maryland and Washington.

                         Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          The exhibits filed herewith are listed in the Exhibit Index on page 17 of this report.

(b)       Reports on Form 8-K

          No Current Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1994.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BARRETT BUSINESS SERVICES, INC.
                              (Registrant)


Date:  November 14, 1994      By:/s/ MICHAEL D. MULHOLLAND
                                 Michael D. Mulholland
                                 Vice President - Finance
                                 (Principal Financial Officer)

                                Exhibit Index


Exhibit
- - -------

11   Statement of Calculation of Average
     Common Shares Outstanding

27   Financial Data Schedule