Form 10-K
BARRETT BUSINESS SERVICES INC
filed 1995-03-30
CIK 902791

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1994

                        Commission File Number 0-21886

                        BARRETT BUSINESS SERVICES, INC.
            (Exact name of registrant as specified in its charter)

            Maryland                                 52-0812977
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

    4724 S.W. Macadam Avenue
        Portland, Oregon                                 97201
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (503) 220-0988

      Securities registered pursuant to Section 12(b) of the Act:   None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.01 Per Share
                               (Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]    No  [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant.
                      $ 68,680,755 at February 28, 1995

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at February 28, 1995
            -----                             --------------------------------
Common Stock, Par Value $.01 Per Share              6,538,317 Shares


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                     INDEX
                                                                          Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

      ITEM 1.     BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . 3

      ITEM 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . .12

      ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .12

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . .12

                  EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . .12

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . .13

      ITEM 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . .13

      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . .15

      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . .20

      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . .39

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .39

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . .39

      ITEM 11.    EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . .41

      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . .44

      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . .45

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .46

      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . .46

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .47

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .49

                                    PART I
Item 1.     BUSINESS

General

      Barrett Business Services, Inc. ("Barrett" or the "Company"), was incorporated in the state of Maryland in 1965. Barrett provides light industrial, clerical and technical employees to a wide range of businesses on both a temporary basis and a longer-term leased basis. The Company believes it is the largest provider of temporary staffing and staff leasing services in Oregon, measured by revenue. Services are provided through a network of 15 branch offices, nine of which are located throughout Oregon, two in northern California, two in Maryland, and two in Washington. The Company also operates ten smaller recruiting and placement offices in its general market areas which are managed by a branch office. The Company provides employees to a diverse set of customers, including forest products and agriculture-based companies, electronics manufacturers, transportation and shipping enterprises, professional firms and general contractors. See Item 6 of this report for information regarding the Company's revenues from temporary staffing and staff leasing services.

Growth Strategy

      Barrett's strategic plan continues to include (1) the further expansion of its business at existing branch offices primarily through its ongoing marketing and sales program, (2) acquisition of additional personnel-related businesses, both in its existing markets and in other strategic geographic areas and (3) accelerating the growth of professional employer services (staff leasing) by seeking self-insured employer status for workers' compensation purposes in additional states.

Recent Acquisitions

      The Company purchased certain assets of Personnel Management & Consulting, Inc. ("PMC") in February 1994. PMC, with unaudited 1993 revenues of $800,000, had been operating since mid-1992, with offices located in Easton and Salisbury, Maryland, and Seaford, Delaware.

      On March 7, 1994, the Company acquired certain assets of Golden West Temporary Services ("Golden West") for $4,514,000 paid in cash. Golden West operated four offices in the San Francisco Bay Area of California with total audited revenues of $24,533,000 for 1993.

      On December 26, 1994, the Company purchased certain assets of Max Johnson Enterprises, Inc., operating as Construction Workforce, a company located in Spokane, Washington which specializes in providing highly-skilled temporary craftsmen to the commercial construction industry. Construction Workforce had 1994 revenues of approximately $2.4 million. Of the $300,000 purchase price, the Company paid $60,000 in cash and issued 17,142 shares of its common stock with a then fair market value of $240,000.

      On December 29, 1994, the Company purchased for $51,000 in cash certain assets of Advanced Temporary Systems, Inc., a company engaged in the temporary staffing business in Kent, Washington.

      The Company reviews acquisition opportunities on an ongoing basis. While growth through acquisition is a major element of the Company's overall strategic growth plan, there can be no assurance that any additional acquisitions will be completed in the foreseeable future.


Temporary Staffing Services

      GENERAL. Temporary employees enable businesses to meet peak or extraordinary demands caused by such factors as seasonality, increased customer demand, vacations, illnesses, parental leave and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining additional permanent employees. The use of temporary staffing services allows businesses to utilize the "just-in-time" approach to their personnel needs. The "just-in-time" concept is more commonly recognized in inventory management practices. By maintaining a core of permanent employees to satisfy minimum requirements and managing increased demand through greater use of temporary employees, companies are able to convert a portion of their fixed personnel expense to variable expense, in addition to reducing costs related to recruiting, training, payroll, benefits, severance compensation, recordkeeping and other personnel matters.

      THE COMPANY'S TEMPORARY STAFFING SERVICES. The Company provides light industrial, clerical and technical workers on a temporary basis to a broad range of businesses, including forest products and agriculture-based companies, electronics manufacturers, transportation and shipping companies, professional firms, and construction contractors. Light industrial workers perform such tasks as operation of machinery, loading and shipping, site preparation for conventions and other special events, construction-site cleanup and janitorial services. The light industrial category generated approximately 51% of the Company's 1994 temporary services revenues. Clerical workers, which accounted for approximately 11% of 1994 temporary services revenues, include primarily secretaries, receptionists and office clerks. Technical personnel include electronic parts assembly workers and designers and drafters of electronic parts; these workers represented approximately 38% of the Company's 1994 temporary services revenues.

      Temporary assignments may last a day, a week or months, depending upon the customer's requirements. The customer pays only for actual hours worked by temporary personnel and may terminate their services at any time. A significant portion of the temporary services provided by the Company is project-oriented, requiring one or more employees for a period of time to perform nonrecurring or periodic assignments.

      The Company's temporary services customers range in size from small local firms to large national companies which use Barrett's services on a local basis. The Company provided temporary services to more than 5,000 customers during 1994, up from approximately 3,600 customers in 1993. None of the Company's temporary services customers individually accounted for more than 5% of its total annual revenues for 1994.

      BUSINESS STRATEGY. The Company emphasizes prompt, personalized service in assigning quality, trained, drug-free personnel at competitive rates to users of its temporary staffing services. Since 1980, the Company has relied on internally developed computer databases of employee skills and availability to match customer needs with available qualified employees. As a local company operating in selected market areas, Barrett believes it has an understanding of the unique requirements of its clientele that allows it to offer a "money-back" guarantee to the customer if it is not satisfied with Barrett's temporary employees.

      Barrett provides training to its branch office managers and sales personnel to develop and maintain a high level of customer service. The Company's ongoing training program includes seminars, in-house presentations, video instruction and role playing. The Company's sales staff is compensated through a combination of base salary and an incentive sales commission. Sales commissions are earned by new business development and the retention of existing customers. Sales commissions may represent one-third to two-thirds of a salesperson's total compensation. In addition, branch office staff participate in the Company's profit-sharing program. See "Employees and Employee Benefits," below.

      RECRUITING. The Company utilizes a variety of methods to recruit its workforce of temporary employees, including among others, newspaper advertising and marketing brochures distributed at colleges and vocational schools. In addition, a substantial number of new employees are hired through referrals by Barrett's existing employees. The Company believes it is easier to recruit and retain qualified personnel during periods of higher unemployment and therefore must devote more resources to recruiting new employees during periods of lower unemployment in its market areas. The Company may be unable to pass on the full amount of such increased recruiting and personnel costs in the form of higher prices for temporary services, which in turn could result in lower profit margins.

      The employee application process includes an interview, skills assessment test, reference verification and drug test. The skills test and reference verification determine level of ability and an insight into prior job performance. Following hire and placement, performance is reviewed with customers to assure their complete satisfaction.

      The Company believes that its employee wage and benefit package, customer base, and opportunities for part-time and flexible scheduling have contributed significantly to its success in recruiting and retaining quality, trained, drug-free personnel in numbers sufficient to meet customer demand. See "Employees and Employee Benefits," below.

      SALES AND MARKETING. The Company markets its temporary services primarily through direct sales presentations by its branch office managers and trained sales staff and, to a lesser extent, through advertising in various publications, including local newspapers and the Yellow Pages. Barrett also benefits from referrals by existing temporary services customers and from the periodic needs of the Company's staff leasing clients.

      Following the development of a preliminary profile of a prospective customer's needs, a Company salesperson typically schedules a meeting with the customer's personnel manager to explain Barrett's services. Based on this information, Barrett develops a market-competitive hourly charge for its temporary staffing services. The actual cost to the customer for a temporary employee typically ranges from 135% to 150% of the base wage rate. This composite rate includes all payroll taxes, employee benefits, workers' compensation coverage and administrative costs.

      The Company believes it has been able to maintain a price advantage due to the lower costs associated with its self-insured workers' compensation program when compared to the cost of workers' compensation insurance. The Company's sales and marketing efforts have generally increased during periods of economic decline, when demand for temporary services decreases. As a result of this reduced demand, the higher costs associated with sales and marketing typically cannot be recovered through price increases, which may result in lower profitability.

      BILLING. The Company prepares weekly customer invoices immediately following the preparation of each payroll through the centralized payroll and billing operations at the Company's corporate headquarters. Barrett has not experienced significant problems in collecting its accounts receivable, which the Company attributes to customer satisfaction, a thorough analysis of a customer's credit history prior to agreeing to provide services and the regular monitoring of account aging by each branch manager.


Professional Employer (Staff Leasing) Services

      GENERAL. Many businesses, particularly those with a limited number of employees, find personnel administration requirements to be unduly complex and time consuming. These businesses often cannot justify the expense of a full-time human resources staff. In addition, the escalating costs of health and workers' compensation insurance in recent years, coupled with the increased complexity of laws and regulations affecting the workplace, have created a compelling alternative for small to mid-sized businesses to outsource these managerial burdens through staff leasing. The increasing trend of outsourcing numerous business functions enables management to fully devote the enterprise's resources to its core competencies.

      THE COMPANY'S STAFF LEASING SERVICES. In a staff leasing arrangement, Barrett enters into a contract to become a co-employer of the client company's existing workforce. Pursuant to this contract, Barrett assumes responsibility for some or all of the personnel-related matters, including payroll and payroll taxes, employee benefits, health insurance, workers' compensation coverage, employee risk management and related administrative responsibilities. Barrett also hires and fires leased employees, although the client company remains responsible for day-to-day assignments, supervision and training and, in most cases, recruiting.

      The Company began offering staff leasing services to Oregon customers in 1990 and expanded these services to Maryland and Washington in the first and third quarters, respectively, of 1994. The number of Barrett's staff leasing clients increased from approximately 425 at December 31, 1993, to approximately 520 at year-end 1994. The Company has entered into staff leasing arrangements with a wide variety of clients, including companies involved in reforestation, moving and shipping, professional firms, construction, retail, manufacturing and distribution businesses. Staff leasing clients are typically small to mid-sized businesses with up to 50 employees. None of the Company's staff leasing clients individually accounted for more than 5% of its total annual revenues during 1994.

      BUSINESS STRATEGY. The Company believes that it has attracted significant numbers of new staff leasing clients since 1990 by demonstrating the potential for cost reductions offered by the Company's self-insured workers' compensation program. Equally important, Barrett also offers a variety of employee benefits and services, which it can generally provide on a cost-effective basis due to its substantially larger employee base as compared to its clients. The employee benefits and human resource management services offered by the Company include a full range of health, life and disability insurance, a Section 125 cafeteria plan, a Section 401(k) savings plan, credit union participation, direct deposit for payroll or preferred payroll checks, mandatory drug testing, and advisory services related to hiring, employee evaluations and termination guidelines, among others. The Company believes these benefits and services are cost effective and reduce employee turnover, thereby increasing the appeal of staff leasing arrangements to most small to mid-sized business owners. The overall cost to the client for its leased employees is typically at or below the cost per employee that the client would incur if it employed its workforce directly.

      The Company's standard staff leasing agreement provides for services indefinitely, until notice of termination is given by either party. The agreement permits cancellation by either party upon 35 days' prior written notice. In addition, the Company may terminate the agreement at any time for specified reasons, including nonpayment or failure to follow Barrett's workplace safety program. The agreement also provides for indemnification of the Company by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety or immigration laws or regulations.

      SALES AND MARKETING. The Company markets its staff leasing services through its Oregon, Washington and Maryland branches using its branch office sales staff. Coincident with the Company's self-insured employer status for workers' compensation purposes in California, the Company will commence its marketing of staff leasing services in California during the second quarter of 1995. The Company also obtains referrals from existing clients and other third parties, and places advertisements in the Yellow Pages. Prior to entering into a staff leasing arrangement, the Company performs an analysis of the potential client's actual personnel and workers' compensation costs based on information provided by the customer. Barrett also introduces its workplace safety program and makes recommendations as to improvements in procedures and equipment following a safety inspection of the customer's facilities. Once the client has agreed to implement the Company's safety program, the Company proposes a leasing arrangement at a price which is typically at or below the client's current overall personnel costs. Barrett also offers significant financial incentives to clients to maintain a safe work environment, thus enabling clients to achieve additional savings.
Barrett strongly advocates that its client companies share these safe-work incentives with their leased employees.

      BILLING. Through centralized operations at the Company's headquarters in Portland, Oregon, payroll checks are prepared for each staff leasing client on a frequency consistent with their typical payperiods, weekly or bi-weekly, and delivered by courier. The Company invoices its clients following the end of each payroll period. Such invoices are due upon receipt and are generally paid within five business days. The costs of health insurance coverage and Barrett's cafeteria plan are passed through to its staff leasing clients based on the number of participating employees. The Company often requires a deposit from its staff leasing clients to cover a portion of the anticipated billing for one payroll period. The Company has had generally favorable results with collecting accounts receivable, which it attributes to customer satisfaction, the prompt payment of receivables, its analysis of potential clients' credit history, and regular monitoring of account aging by each branch manager.


Self-Insured Workers' Compensation Program

      The Company believes that its self-insured workers' compensation program is an important contributor to its growth in revenue and profitability in Oregon. Significant elements contributing to the success of the workers' compensation program include the regulatory climate surrounding workers' compensation, the Company's workplace safety program and the aggressive claims management approach taken by the Company and its third-party administrators, all of which are described in detail below.

      ELEMENTS OF WORKERS' COMPENSATION SYSTEM. State law generally mandates that an employer reimburse its employees for the costs of medical care and other specified benefits for injuries or illnesses incurred in the course and scope of employment. The benefits payable for various categories of claims are determined by state regulation and vary with the severity and nature of the injury or illness and other specified factors. In return for this guaranteed protection, workers' compensation is an exclusive remedy and employees are generally precluded from seeking other damages from their employer for workplace injuries. Most states require employers to maintain workers' compensation insurance or otherwise demonstrate financial responsibility to meet workers' compensation obligations to employees. In many states, employers who meet certain financial and other requirements are permitted to self-insure.

      SELF-INSURANCE FOR WORKERS' COMPENSATION. In August 1987, the Company became a self-insured employer for workers' compensation coverage in Oregon. The Company subsequently obtained self-insured employer status for workers' compensation in three additional states, Maryland in November 1993, Washington in July 1994 and Delaware on January 1, 1995. On March 20, 1995, the Company announced that its application for self-insured employer status for workers' compensation purposes had been approved by the State of California. Regulations governing self-insured employers in each state typically require the employer to maintain surety deposits of cash, government securities or other financial instruments to cover workers' claims in the event the employer is unable to pay for such claims.

      Upon becoming self-insured, the Company's workers' compensation expense is tied directly to the incidence and severity of workplace injuries to its employees. Significant elements contributing to the success of the workers' compensation program include the regulatory climate surrounding workers' compensation, the Company's workplace-safety program and the aggressive claims management approach taken by the Company and its third-party administrators.

      Barrett also maintains excess workers' compensation insurance for individual claims exceeding $350,000 ($300,000 prior to January 1, 1994) in an unlimited amount (up to $10,000,000 per occurrence for claims through December 31, 1993) pursuant to annual policies with major insurance companies. The excess-insurance policies contain standard exclusions from coverage, including punitive damages, fines or penalties in connection with violation of any statute or regulation and losses covered by other insurance or indemnity provisions. The Company maintained workers' compensation insurance in California through a private insurance carrier and a state program.

      WORKPLACE SAFETY PROGRAM. In the late 1980's, the Company identified an opportunity to market to small and mid-sized Oregon employers its safety program designed to assist clients in managing workplace injuries and reducing workers' compensation claims. The Company's program begins with an on-site safety inspection by one of its risk managers. Barrett then designs a safety program for the client, including employee and supervisor safety training and regular meetings between management and employees to discuss safety issues and precautionary actions. Among other safety measures, the Company encourages clients to provide on-site first aid care and to make improvements in workplace procedures and equipment to further reduce the risk of injury. The Company's third-party administrators for workers' compensation claims also assists the Company in performing safety inspections of client worksites and provides technical advice regarding workplace safety measures.

      A key factor to the success of the Company's safety program is its system of financial incentives to reward safe-work practices which result in reductions in the number and severity of work-related injuries. If the annual cost of claims is less than agreed upon amounts, the Company pays an annual cash incentive based on a percentage of the staff leasing client's payroll. Barrett's business philosophy strongly encourages its client companies to share these incentives with their employees. Staff leasing clients and their leased employees are thus provided an economic incentive to maintain a safer work environment and to reduce the frequency of fraudulent claims for work-related injuries. During 1993, Barrett implemented a mandatory corporate-wide pre-employment drug testing program. Results of the program are believed to include a reduction in the frequency of fraudulent claims and in accidents in which the use of illegal drugs appears to have been a contributing factor.

      CLAIMS MANAGEMENT. The Company also seeks to contain its workers' compensation costs through an aggressive approach to claims management. Barrett uses managed-care systems to reduce medical costs and keeps time-loss costs to a minimum by assigning injured workers, whenever possible, to temporary assignments which accommodate the worker's physical limitations.
The Company believes that these temporary assignments minimize both time actually lost from work and covered time-loss costs. Barrett has also engaged third-party administrators to provide additional claims management expertise. Typical management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and negotiating early settlements to eliminate future case development and costs.

      ELEMENTS OF SELF-INSURANCE COSTS. The costs associated with the Company's self-insured workers' compensation program include loss and loss adjustment expense payments with respect to claims made by employees, fees payable to the Company's third-party administrators, assessments payable to state workers' compensation regulatory agencies, premiums for excess workers' compensation insurance and safety incentive payments. Although not directly related to the size of the Company's payroll, the number of claims and correlative loss payments may be expected to increase with growth in the total number of employees. Third-party administrator fees also vary with the number of claims administered. The state assessments are based on payroll amounts and increase proportionately with increases in the Company's employee base. Excess insurance premiums are also based in part on the size of the Company's payroll. Safety incentives expense may increase as the number of the Company's staff leasing employees rises, although increases will only occur for any given client company if such client's claims costs are below agreed upon amounts.


Workers' Compensation Claims Experience and Reserves

      In connection with its workers' compensation self-insurance program, the Company is liable for loss and loss adjustment expense payments under the workers' compensation laws of Oregon, Washington, Maryland, and most recently, Delaware and California. Several months may elapse between the occurrence of a workers' compensation loss, the reporting of the claim to the Company and the Company's payment of that claim. The Company recognizes its liability for the ultimate payment of all incurred claims and claims adjustment expenses by accruing liabilities which represent estimates of future amounts necessary to pay claims and related expenses with respect to covered events that have occurred.

      When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of its ultimate loss. The estimate reflects an informed judgment based on established case reserving practices and the experience and knowledge of Barrett's third-party administrators regarding the nature and expected value of the claim, as well as the estimated expense of settling the claim, including legal and other fees and expenses of administering claims. Additionally, on an aggregate basis, the Company has established a provision for losses incurred but not reported and future development in excess of case reserves on existing reported claims ("IBNR").

      As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates, and as other data becomes available, these estimates are revised, which may result in increases or decreases to existing case reserves. As of December 31, 1994, the Company's total accrued workers' compensation claims liabilities totaled $2,522,000, compared to $2,434,000 at year-end 1993. The total number of self-insured claims reported in 1994 was 1,051, compared to 1,085 for 1993. Barrett has engaged a nationally-recognized, independent actuary to periodically review the Company's total workers' compensation claims liability and reserving practices. Based in part on such review, the Company believes its total accrued workers' compensation claims liabilities are adequate.
There can, however, be no assurance that the Company's actual future workers' compensation obligations will not exceed the amount of its accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated loss development of known claims, an increase in the number and severity of new claims and a lack of historical claims experience with new staff leasing clients.


Employees and Employee Benefits

      At December 31, 1994, the Company had approximately 11,480 employees, including approximately 7,100 temporary services employees, approximately 4,200 leased employees and approximately 180 managerial, sales and administrative employees. The number of employees at any given time can vary significantly due to business conditions at customer or client companies.
Less than 0.1% of the Company's employees are covered by a collective bargaining agreement. Each of Barrett's managerial, sales and administrative employees has entered into a standard form of employment agreement which, among other things, contains covenants not to engage in certain activities in competition with the Company for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. Barrett believes its employee relations are good.

      Benefits offered to Barrett's temporary employees include group health insurance, a Section 125 cafeteria plan which permits employees to use pre-tax earnings to fund various services, including medical, dental and child care, and a Section 401(k) savings plan pursuant to which employees may begin making contributions upon reaching 21 years of age and completing 1,000 hours of service in any consecutive 12-month period. The Company may also make contributions to the savings plan, which vest over seven years and are subject to certain legal limits, at the sole discretion of the Company's board of directors. Leased employees may participate in the Company's benefit plans, provided that the group health insurance premiums may, at the client's option, be paid by payroll deduction. Barrett also maintains profit-sharing plans for its managerial and administrative personnel.


Regulatory and Legislative Issues

      The Company is subject to the laws and regulations governing self-insured employers under the workers' compensation systems in Oregon, Washington and Maryland and, beginning in 1995, Delaware and California. In addition, legislation was adopted in Oregon in 1993 requiring a staff leasing company, such as Barrett, to be licensed by the Workers' Compensation Division of the Oregon Department of Consumer and Business Services. Temporary services companies are expressly exempt from the legislation. Staff leasing companies are also required to ensure that each leasing client provides adequate training and supervision for its employees to comply with statutory requirements for workplace safety and to give 30 days' written notice in the event of a termination of its obligation to provide workers' compensation coverage for leased employees and other subject employees of a leasing client. Although compliance with the legislation has caused Barrett to make certain changes in its staff leasing operations and contracts, which has resulted in additional financial risk, particularly with respect to those clients who breach their payment obligations to the Company, Barrett does not anticipate that compliance with the legislation will have a material impact on its business operations, financial condition or operating results.

      While it is impossible to predict if, when and in what form any health care reform will be enacted, elements of such reform may have a material adverse effect on the Company's operations and its self-insured workers' compensation program.


Competition

      The staff leasing and temporary staffing services businesses are characterized by rapid growth and intense competition. The temporary staffing services market includes competitors of all sizes, including several, such as Manpower, Inc., Kelly Services, Inc., The Olsten Corporation, Interim Services, Inc., and Adia Services, Inc., which are national in scope and have substantially greater financial and marketing resources than the Company. In addition to national companies, Barrett competes with numerous regional and local firms for both customers and employees. The Company estimates that at least 100 firms provide temporary services in Oregon. There are relatively few barriers to entry into the temporary services business. The principal competitive factors in the temporary services industry are price, the ability to provide qualified workers in a timely manner and the monitoring of job performance. The Company attributes its growth in temporary services revenues to the cost-efficiency of its operations, which permits the Company to price its services competitively, and to its ability through its branch office network to understand the needs of its customers and fill those needs with competent personnel.

      Although there are believed to be more than 2,200 staff leasing companies currently operating in the United States, many of these potential competitors are located in states in which the Company presently does not operate. Barrett believes that at least 20 staff leasing firms are operating in Oregon, but that the Company has the largest presence in the State. The Company may face additional competition in the future from new entrants to the field, including other temporary services companies, payroll processing companies and insurance companies. Certain staff leasing companies operating in areas in which Barrett does not now, but may in the future, offer its services have greater financial and marketing resources than the Company. Competition in the staff leasing industry is based largely on price, although service and quality are also important. Barrett believes that its growth in staff leasing revenues is attributable to its ability to provide small and mid-sized companies with the opportunity to provide enhanced benefits to their employees with a concomitant reduction in the clients' overall personnel administration and workers' compensation costs. The Company's competitive advantage may be adversely affected by a substantial increase in the costs of maintaining its self-insured workers' compensation program or by a general market decrease in workers' compensation premiums.


Item 2.     PROPERTIES

      The Company provides temporary staffing services through all 15 of its branch offices. Staff leasing services are currently offered through each of Barrett's Oregon, Washington and Maryland locations. The following table shows the locations of the Company's branch offices and the year in which each branch was opened or acquired. The Company's Oregon branches accounted for 78% of its total revenues in 1994. The Company also leases space in ten other locations in its market areas which it uses to recruit and place employees.

                           Year Opened                            Year Opened
     Oregon Locations      or Acquired    Other Locations         or Acquired
     ----------------      -----------    ---------------         -----------

     Portland (Industrial)     1984       Sacramento, California      1988
     Portland (Bridgeport)     1988       Santa Clara, California     1994
     Bend                      1990       Baltimore, Maryland         1951
     Medford                   1990       Easton, Maryland            1994
     Salem                     1990       Seattle, Washington         1981
     Albany                    1991       Spokane, Washington         1994
     Eugene                    1991
     Grants Pass               1991
     Portland (Leasing)        1993

      In May 1993, Barrett purchased an office building in Portland, Oregon, with approximately 9,200 square feet of office space, for a total purchase price of $925,000. The Company's corporate headquarters were relocated to the new building in June 1993. The building is subject to a mortgage loan with a principal balance of approximately $658,000 at December 31, 1994.

      The Company also owns another office building in Portland, Oregon, in which its headquarters were previously located. The building is subject to a mortgage loan with a principal balance at December 31, 1994, of approximately $281,000 and has approximately 7,000 square feet of office space. Barrett moved its Portland (Bridgeport) branch office to this building in September 1993.

      Barrett leases office space for its other branch offices.  At
December 31, 1994, such leases had expiration dates ranging from less than one year to five years, with total minimum payments through 1999 of approximately $1,027,000.


Item 3.     LEGAL PROCEEDINGS

      There were no legal proceedings requiring disclosure pursuant to this item pending at December 31, 1994, or at the date of this report.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1994.

            EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding Barrett's executive officers appears in Item 10 of this report.


                                    PART II


Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The Company's common stock trades on The Nasdaq Stock Market under the symbol "BBSI." At February 28, 1995, there were 59 stockholders of record and approximately 1,900 beneficial owners of the Company's common stock. The Company has not declared or paid any cash dividends since the closing of its initial public offering of its common stock on June 18, 1993, and has no present plan to pay any cash dividends in the foreseeable future. The following table presents the high and low sales prices of the Company's common stock for each quarterly period since June 18, 1993, as reported by The Nasdaq Stock Market:

              1993                             High           Low
              ----                             ----           ---

              June 18 through June 30         $ 4.75        $ 3.50

              Third Quarter                     7.125         3.875

              Fourth Quarter                    8.375         6.75

              1994
              ----

              First Quarter                   $16.00        $ 6.875

              Second Quarter(1)                14.75          8.25

              Third Quarter                    12.25          8.00

              Fourth Quarter                   16.25         11.00

              1995
              ----

              January 1 through February 28   $19.50        $14.50

      (1) All per share prices prior to the second quarter of 1994 have been restated to reflect a 2-for-1 stock split effective May 23, 1994.


Item 6.     SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the Company's financial statements and the accompanying notes presented in
Item 8 of this report.

                                                                 Years Ended December 31,
                                             ----------------------------------------------------------

                                                1994        1993        1992         1991        1990
                                                ----        ----        ----         ----        ----
                                                        (In thousands, except per share data)
Statement of Operations Data:
Revenues:
  Temporary services ..................       $ 71,148    $ 41,755     $34,681     $31,041     $23,433
  Staff leasing services ..............         69,404      58,512      45,444      16,949       3,630
                                               -------     -------      ------      ------      ------
    Total .............................        140,552     100,267      80,125      47,990      27,063
                                               -------     -------      ------      ------      ------
Cost of revenues:
  Direct payroll taxes and benefits ...        105,515      75,171      59,820      35,486      19,774
  Payroll taxes and benefits ..........         12,758       9,911       7,826       4,309       2,252
  Workers' compensation ...............          5,069       4,591       3,233       1,958         990
  Safety incentives ...................          1,103         598         651         270          68
                                               -------     -------      ------      ------      ------
    Total .............................        124,445      90,271      71,530      42,023      23,084
                                               -------     -------      ------      ------      ------
Gross margin ..........................         16,107       9,996       8,595       5,967       3,979
Selling, general, and administrative
expenses                                        10,732       6,820       6,339       5,054       3,380
                                               -------     -------      ------      ------      ------
Income from operations ................          5,375       3,176       2,256         913         599
                                               -------     -------      ------      ------      ------
Other (expense) income:
  Litigation settlement ...............             --          --          --        (600)         --
  Interest expense ....................           (106)        (86)        (77)       (175)       (223)
  Interest income .....................            224         161          70          58          44
  Other, net ..........................             78         133          26         (31)        (60)
                                               -------     -------      ------      ------      ------
    Total .............................            196         208          19        (748)       (239)
                                               -------     -------      ------      ------      ------
Income before provision for income taxes         5,571       3,384       2,275         165         360
Provision for income taxes(1) .........          2,105         437          --          --          --
                                               -------     -------      ------      ------      ------
  Net income ..........................       $  3,466    $  2,947     $ 2,275     $   165     $   360
                                               =======     =======      ======      ======      ======
  Net income per share ................       $    .53
                                               =======
Unaudited pro forma data(1):
  Net income ..........................                   $  2,060     $ 1,385     $    98     $   221
                                                           =======      ======      ======      ======
  Net income per share(2) .............                   $    .39     $   .35     $   .02     $   .06
                                                           =======      ======      ======      ======
Weighted average common shares
outstanding(2) ........................          6,591       5,260       4,000       3,988       3,984
                                               =======     =======      ======      ======      ======

                                                                 As of December 31,
                                             ----------------------------------------------------------

                                                1994        1993        1992         1991        1990
                                                ----        ----        ----         ----        ----
                                                                   (In thousands)

Selected Balance Sheet Data:
Working capital (deficit) ............        $  4,889    $  7,017     $  (678)    $  (589)    $  (142)
Total assets .........................          24,665      18,425       7,219       5,980       4,355
Long-term debt, net of current portion             980         946         292         446         690
Stockholders' equity .................          14,455      10,480       1,574         962       1,188

--------------------------------

(1)   Effective July 1, 1987, the Company elected to be treated as a corporation subject to taxation under
      Subchapter S of the Internal Revenue Code, pursuant to which the net earnings of the Company were taxed directly to the Company's stockholders rather than to the Company.  The Company terminated its election on April 30, 1993, and recognized a cumulative net deferred tax asset of $505,000.  The amounts shown reflect a pro forma tax provision as if the Company had been a Subchapter C corporation subject to income taxes for all periods presented.

(2)   All share and per share amounts have been restated to reflect the 2-for-1 stock split effective May
      23, 1994.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations

      The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the years ended December 31, 1994, 1993 and 1992, included in Item 8 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company's financial statements included in Item 8 of this report.

                                                  Percentage of Total Revenues
                                                    Years Ended December 31,

                                                 1994         1993       1992

Revenues:
  Temporary services .......................     50.6%        41.6%       43.3%
  Staff leasing services ...................     49.4         58.4        56.7
                                                -----        -----       -----
     Total revenues ........................    100.0        100.0       100.0
                                                -----        -----       -----
Cost of revenues:
  Direct payroll costs .....................     75.1         74.9        74.7
  Payroll taxes and benefits ...............      9.1          9.9         9.8
  Workers' compensation ....................      3.6          4.6         4.0
  Safety incentives ........................       .8           .6          .8
                                                -----        -----       -----
     Total cost of revenues ................     88.6         90.0        89.3
                                                -----        -----       -----
Gross margin ...............................     11.4         10.0        10.7
Selling, general and administrative expenses      7.6          6.8         7.9
                                                -----        -----       -----
Income from operations .....................      3.8          3.2         2.8
Other income (expense) .....................       .2           .2         ---
                                                -----        -----       -----
Pretax income ..............................      4.0          3.4         2.8
Provision for income taxes .................      1.5           .4         ---
                                                -----        -----       -----
Net income .................................      2.5          3.0         2.8
                                                =====        =====       =====
Pro forma provision for income taxes .......                   1.3         1.1
Pro forma net income .......................                   2.1         1.7
                                                             =====       =====

      YEARS ENDED DECEMBER 31, 1994 AND 1993

      Net income for 1994 amounted to $3,466,000, an increase of $1,406,000 or 68.3% over 1993 pro forma net income of $2,060,000. The increase in 1994 net income over 1993 was primarily due to substantial increases in revenues and gross margin. Net income per share for 1994 was $.53 as compared to pro forma net income per share of $.39 for 1993.

      Total 1994 revenues were $140,552,000, which represented an increase of $40,285,000 or 40.2% over 1993. The increase in revenues over 1993 was due in part to a 1994 internal growth rate of 18.3%, coupled with two acquisitions during the 1994 first quarter. Refer to Note 2 of the Notes to Financial Statements. 1994 revenues from temporary services increased $29,393,000 or 70.4% over 1993, while 1994 staff leasing revenues rose $10,892,000 or 18.6% over 1993. The disproportionate growth rate of temporary services as compared to staff leasing services was principally due to the acquisition of Golden West Temporary Services in March 1994, which provided only temporary staffing services. It is management's current belief that total revenues for 1995 may approach $175 million.

      The Company believes the growth of its staff leasing services was due in part to its ability to assume personnel administration functions while providing employees to clients at an overall cost that is generally less than the clients would have to pay if they carried such employees on their payrolls. The Company's services are cost-effective because of (i) the economies of scale and, in some cases, additional benefits available to it as an employer handling a significantly larger volume of payroll, payroll taxes and fringe benefits as compared to the typical staff of up to 50 employees handled by its staff leasing clients and (ii) the lower cost per employee of the Company's self-insured workers' compensation program as compared to the third-party insurance coverage its clients typically would otherwise be required to carry.

      Gross margin for 1994 totaled $16,107,000 or 11.4% of revenues, representing an increase of $6,111,000 or 61.1% over 1993. The improvement in gross margin for 1994 of approximately 140 basis points over 1993 was due in large part to a decrease in workers' compensation expense (expressed as a percent of revenues) and to a reduction in the Oregon unemployment payroll tax rate.

      Workers' compensation expense includes the cost of self-insurance (which incorporates among other elements, case reserves for reported claims, reserves for claims incurred but not reported, loss adjustment expenses, reinsurance premiums, third-party administrator fees and state assessments) for the Company's employees in Oregon, Maryland (since November 1993) and Washington (since July 1994) and third-party insurance for employees in California and Delaware. Effective January 1, 1995, the Company obtained self-insured employer status for workers' compensation coverage in Delaware. On March 20, 1995, the Company announced that its application for self-insured employer status for workers' compensation purposes had been approved by the State of California.

      Workers' compensation and safety incentives expense, expressed as a percentage of revenues, decreased to 4.4% in 1994 from 5.2% in 1993. This overall decrease was attributable in part to a reduction in the number of injury claims and a small increase in claim reserves, in spite of substantial increases in the number of covered workers, as reflected by the Company's increased revenues.

      Selling, general and administrative expenses (including the provision for doubtful accounts and the amortization of intangibles) consist of compensation and other expenses incident to the operation of the Company's headquarters and branch offices and marketing of its services. These expenses for 1994 amounted to 7.6% of revenues compared to 6.8% of revenues in 1993. The increase for 1994 over 1993 was primarily due to (i) the acquisition of two temporary services businesses in the first quarter of 1994, which have higher administrative overhead requirements as compared to staff leasing services and (ii) additional management staff to support increased business activity, together with higher profit sharing and bonuses based on Company performance.

      YEARS ENDED DECEMBER 31, 1993 AND 1992

      Pro forma net income for 1993 totaled $2,060,000, an increase of $675,000 or 48.7% over 1992 pro forma net income of $1,385,000. Refer to Note 12 of the Notes to Financial Statements regarding the pro forma provision for income taxes. Pro forma net income per share for 1993 and 1992 were $.39 and $.35, respectively, which have been restated to reflect the 2-for-1 stock split effective May 23, 1994.

      Total revenues increased $20,142,000 or 25.1% to $100,267,000 for 1993 compared to 1992. The increase in total revenues was attributable to growth in temporary services revenues and staff leasing services revenues of $7,074,000 or 20.4% and $13,068,000 or 28.8%, respectively.

      Moderate economic growth and uncertainty regarding long-term economic prospects increased demand for the Company's temporary services during 1993 compared to 1992. The Company attributed its growth in temporary services revenues to the cost-efficiency of its operations, which permits it to price its services competitively, and to its ability through its branch office network to understand the needs of its customers and fill those needs with competent personnel.

      Market conditions were favorable for the Company's staff leasing services in Oregon during both 1993 and 1992, due to a limited number of competitors in this industry and the competitive advantage afforded by the financial incentives offered to the Company's clients for reductions in the cost of workplace injuries.


      Gross margin for 1993 amounted to $9,996,000 or 10.0% of revenues, which represented an increase of $1,401,000, or 16.3% over 1992. The 1993 gross margin expressed as a percent of revenues declined 70 basis points from the 1992 rate of 10.7% as a result of higher workers' compensation expense, direct payroll, payroll taxes and benefits in comparison to 1992.

      Payroll costs, payroll taxes and benefits for the Company's temporary and staff leasing employees increased by $17,436,000 or 25.8% to $85,082,000 in 1993 compared to $67,646,000 in 1992, slightly ahead of the 25.1% growth in total revenues for the same period. The increase in payroll costs, payroll taxes and benefits was primarily attributable to an increase in the number of employees and to higher participation in the Company's fully insured group health plan. On June 1, 1993, the Company replaced its various regional vendors of group health insurance with a single national underwriter to take further advantage of available volume discounts.

        Workers' compensation expense increased by $1,358,000 or 42.0% during 1993 compared to 1992, due primarily to increases in the number of temporary and staff leasing employees in Oregon. Self-insurance expense in Oregon increased by approximately $1,342,000 in 1993 compared to 1992.


      Selling, general and administrative expenses increased 7.6% for 1993 compared to 1992. Of the $481,000 increase, $81,000 was attributable to an increase in the provision for doubtful accounts arising from the financial failure of one of the Company's staff leasing customers in September 1993. As a percentage of total revenues, selling, general and administrative expenses decreased from 7.9% during 1992, to 6.8% during 1993, due to greater utilization of existing branch office capacity and the shift of the Company's business in 1993 toward staff leasing services, which have lower overhead requirements as compared to temporary services.

      The Company was exempt from taxation as a Subchapter S corporation until its S corporation election was terminated on April 30, 1993. A one-time tax benefit arising from net cumulative temporary differences in the timing of reporting certain deductible items for financial statement and income tax purposes was recognized by the Company as a reduction in its provision for income taxes for the year ended December 31, 1993 in the amount of $505,000. The pro forma effective tax rate of 39.1% is the effective tax rate that would have been recorded if the Company had been a Subchapter C corporation. See
Note 12 of the Notes to Financial Statements.

Seasonal Fluctuations

      The Company's revenues historically have been subject to some seasonal fluctuation, particularly in its temporary services business. Demand for the Company's temporary employees and certain staff leasing clients decline during the year-end holiday season and periods of inclement weather.
Correspondingly, demand for temporary services and the operations of some staff leasing clients, particularly agricultural and forest products-related companies, increase during the second and third quarters. As staff leasing revenues increase in comparison to total revenues, the effect of seasonal fluctuations on the Company's revenues may diminish.

Liquidity and Capital Resources

      The Company's net cash position of $2,214,000 at December 31, 1994 increased $1,087,000 from year end 1993. The Company financed its operations and satisfied its liquidity needs primarily from the sales of short-term marketable securities and from cash provided by operating activities. The principal uses of funds during 1994 were (i) to acquire four temporary services businesses whose total acquisition costs were $5,135,000 (of which $468,000 was paid in shares of Barrett common stock), (ii) the funding of increased working capital requirements due to higher accounts receivable as a result of the acquisitions and (iii) additional workers' compensation surety deposits required by Oregon and Washington of $696,000 and $345,000, respectively.

      Net cash provided by operating activities for 1994 amounted to $1,315,000 as compared to $3,415,000 for 1993. For 1994, the cash flow provided by net income and higher accrued payroll and related benefits was offset in part by increases in accounts receivable and prepaid expenses. The increase in 1994 accounts receivable over 1993 was the result of higher sales levels, the Golden West acquisition and an increase in the number of days' sales in receivables from 18 days in 1993 to 24 days at December 31, 1994.
The increase in this ratio is primarily attributable to the increased mix of temporary staffing revenues, which have longer trade terms than the cash terms for staff leasing clients.

      Net cash used by investing activities for 1994 totaled $139,000, which compares to $8,815,000 for 1993. During 1994, the Company paid $4,737,000 in cash in connection with four acquisitions and purchased $3,713,000 in marketable securities. These activities were primarily funded by the sale of $8,619,000 in marketable securities of which a substantial portion was originally purchased with proceeds of the Company's June 1993 initial public offering of common stock. Capital expenditures for 1994 totaled $308,000; the Company presently has no material long-term capital commitments.

      Net cash used by financing activities of $89,000 in 1994 resulted from payments on long-term debt of $130,000, offset in part by $41,000 generated from the exercise of incentive stock options. For 1993, net cash provided by financing activities amounted to $6,515,000 primarily due to proceeds of the Company's initial public offering and certain long-term mortgage financing on the Company's corporate office building.

      The Company's business strategy continues to be focused on growth through the expansion of operations at existing offices and the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated.

      The Company has an unsecured $4.0 million revolving credit facility of which there was no outstanding balance at December 31, 1994. Refer to Note 6 of the Notes to Financial Statements. Management believes that the available credit facility and other sources of financing, together with anticipated funds generated from operations, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future. Management also anticipates that the surety deposit required by the State of California in connection with the Company's recently approved application for self-insured employer status for workers' compensation purposes will be funded from a combination of cash reserves, letters of credit from the Company's principal bank, surety bonds from a third-party surety or from other financing sources or arrangements.

Inflation

      Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



(a)   The following audited financial statements of Barrett
      Business Services, Inc., and related documents are set forth herein on the pages indicated:


Page
                                                                             -
---

Report of Independent Accountants ......................................    21

Balance Sheets at December 31, 1994 and 1993 ...........................    22

Statements of Operations for the years ended
  December 31, 1994, 1993, and 1992 ....................................    23

Statements of Stockholders' Equity for the
  years ended December 31, 1994, 1993, and 1992 ........................    24

Statements of Cash Flows for the years ended
  December 31, 1994, 1993, and 1992 ....................................    25

Notes to Financial Statements ..........................................    26

      Other financial statement schedules are omitted because they are not applicable or not required.








                    Report of Independent Accountants


February 6, 1995


To the Stockholders and Board of Directors,
Barrett Business Services, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Barrett Business Services, Inc. at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Portland, Oregon

Barrett Business Services, Inc.
Balance Sheets
(In thousands)
------------------------------------------------------------------------------
---

                                                              December 31,
                                                          1994          1993
                                                        --------       -------
-
Assets
Current assets:
  Cash and cash equivalents                              $ 2,214       $ 1,127
  Marketable securities                                       --         6,374
  Trade accounts receivable, net                           9,631         4,954
  Prepaid expenses and other                                 599           145
  Deferred tax asset (Note 12)                               914           894
                                                         -------       -------
    Total current assets                                  13,358        13,494

Intangibles, net (Note 3)                                  4,936           294
Property and equipment, net (Notes 4 and 7)                2,110         1,876
Restricted marketable securities and workers'
  compensation deposits (Note 5)                           4,196         2,728
Other assets                                                  65            33
                                                          ------       -------
                                                         $24,665       $18,425
                                                         =======       =======

Liabilities and Stockholders' Equity
Curent liabilities:
  Current portion of long-term debt (Notes 7 and 10)     $    31       $   123
  Income taxes payable (Note 12)                              --            79
  Accounts payable                                           218            91
  Accrued payroll, payroll taxes and related benefits      5,057         3,223
  Accrued workers' compensation claim liabilities
    (Note 5)                                               2,358         2,434
  Customer safety incentives payable                         805           527
                                                         -------       -------
    Total current liabilities                              8,469         6,477

Long-term debt, net of current portion (Notes 7
   and 10)                                                   908           946
Customer deposits                                            669           522
Long-term workers' compensation liabilities
  (Note 5)                                                   164            --
                                                         -------       -------
                                                          10,210         7,945
                                                         -------       -------
Commitments and contingencies (Note 9)

Stockholders' equity:
  Common stock, $.01 par value; 20,500 shares
    authorized, 6,367 and 3,152 shares issued and
    outstanding, respectively (Notes 11 and 13)               64            32
  Additional paid-in capital                               8,978         8,469
  Retained earnings                                        5,413         1,979
                                                         -------       -------
                                                          14,455        10,480
                                                         -------       -------
                                                         $24,665       $18,425
                                                         =======       =======

      The accompanying notes are an integral part of these financial statements.
Barrett Business Services, Inc.
Statements of Operations
(In thousands, except per share amounts)

                                                     Year ended December 31,
                                                   1994      1993      1992
                                                  -------   -------   -------
Revenues:
  Temporary services                              $71,148   $41,755   $34,681
  Staff leasing services                           69,404    58,512    45,444
                                                  -------   -------   -------

                                                  140,552   100,267    80,125
                                                  -------   -------   -------
Cost of revenues:
  Direct payroll costs                            105,515    75,171    59,820
  Payroll taxes and benefits                       12,758     9,911     7,826
  Workers' compensation (Note 5)                    5,069     4,591     3,233
  Safety incentives                                 1,103       598       651
                                                  -------   -------   -------
                                                  124,445    90,271    71,530
                                                  -------   -------   -------

Gross margin                                       16,107     9,996     8,595

Selling, general and administrative expenses       10,302     6,450     6,003
Amortization of intangibles (Note 3)                  430       370       336
                                                  -------    ------    ------

Income from operations                              5,375     3,176     2,256
                                                  -------    ------    ------
Other (expense) income:
  Interest expense                                   (106)      (86)      (77)
  Interest income                                     224       161        70
  Other, net                                           78       133        26
                                                  -------    ------    ------
                                                      196       208        19
                                                  -------    ------    ------

Income before provision for taxes                   5,571     3,384     2,275

Provision for income taxes (Note 12)                2,105       437         -
                                                  -------    ------    ------
Net income                                        $ 3,466   $ 2,947   $ 2,275
                                                  =======   =======   =======

Net income per share                              $   .53   $     -   $     -
                                                  =======   =======   =======

Unaudited pro forma information (Note 12):
  Income before provision for income taxes                  $ 3,384   $ 2,275
  Pro forma provision for income taxes                        1,324       890
                                                            -------   -------

  Pro forma net income                                      $ 2,060   $ 1,385
                                                            =======   =======
  Pro forma net income per share                            $   .39   $   .35
                                                            =======   =======

Weighted average number of shares outstanding       6,591     5,260     4,000
                                                  =======   =======   =======
  The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.
Statements of Stockholders' Equity
(In thousands)



                                                Additional
                                Common stock      paid-in    Retained
                              Shares     Amount   capital    earnings   Total
                              ------     ------   -------    --------  ------

Balance, December 31, 1991    2,000      $   20   $   190    $    752  $  962

  Net income                                                    2,275   2,275
  Distributions to stockholders                                (1,663) (1,663)
                              -----      ------   -------    --------  ------

Balance, December 31, 1992    2,000          20       190       1,364   1,574


  Common stock issued         1,152          12     6,816               6,828
  Net income                                                    2,947   2,947
  Distributions to stockholders                      (869)               (869)
  Reclassification of
    retained earnings
    on issuance of common stock                     2,332      (2,332)      -
                              -----      ------    ------     -------  ------

Balance, December 31, 1993    3,152          32     8,469       1,979  10,480

  Common stock issued
    for acquisitions             29                   468                 468

  Common stock issued
    on exercise of
    options, net                 22                    41                  41

  Net income                                                    3,466   3,466
  Reclassification of
    retained earnings
    for stock split           3,164          32                   (32)      -
                              -----      ------   -------     -------  ------


Balance, December 31, 1994    6,367      $   64   $ 8,978     $ 5,413 $14,455
                              =====      ======   =======     ======= =======









  The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.
Statements of Cash Flows
(In thousands)


                                                     Year ended December 31,
                                                   1994       1993      1992
                                                  ------     ------    ------
Cash flows from operating activities:
  Net income                                     $ 3,466    $ 2,947   $ 2,275
  Reconciliation of net income
    to net cash provided by
    operating activities:
    Depreciation and amortization                    637        530       476
    Gain on sales of marketable securities             -       (112)      (14)
    Provision for doubtful accounts                  136        160        79
    Deferred taxes                                   (20)      (894)       -
  Changes in certain assets and liabilities:
    Trade accounts receivable                     (4,813)      (969)     (701)
    Prepaid expenses and other                      (454)         2       (88)
    Income taxes payable                             (79)        79         -
    Accounts payable                                 127       (135)      (25)
    Accrued payroll and related benefits           1,834        658       620
    Accrued workers' compensation
      claim liabilities                               88      1,097       462
    Customer safety incentives payable               278         (8)      307
    Litigation settlement                              -          -      (600)
    Due to stockholder                                 -        (98)        -
    Customer deposits and other, net                 115        158       114
                                                  ------     ------    ------

Net cash provided by operating activities          1,315      3,415     2,905

                                                  ------     ------    ------
Cash flows from investing activities:
  Payments for acquisitions                       (4,737)       (10)      (90)
  Purchases of fixed assets                         (308)    (1,280)     (201)
  Proceeds from sales of marketable securities     8,619      8,413       539
  Purchases of marketable securities              (3,713)   (15,938)   (1,421)
                                                  ------     ------    ------

Net cash used by investing activities               (139)    (8,815)   (1,173)
                                                  ------     ------    ------

Cash flows from financing activities:
  Distributions to stockholders                        -       (869)   (1,630)
  Proceeds from debt issued                            -        752         -
  Payments on long-term debt                        (130)      (196)     (276)
  Proceeds from exercise of stock options             41      6,828         -
                                                  ------     ------    ------

Net cash provided (used)
  by financing activities                            (89)     6,515    (1,906)
                                                  ------     ------    ------

Net increase (decrease) in cash
  and cash equivalents                             1,087      1,115      (174)

Cash and cash equivalents, beginning of year       1,127         12       186
                                                  ------     ------    ------

Cash and cash equivalents, end of year           $ 2,214    $ 1,127    $   12
                                                  ======     ======     =====



  The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Notes to Financial Statements
------------------------------------------------------------------------------

1.    Summary of Operations and Significant Accounting Policies

      Nature of Operations
      Barrett Business Services, Inc. ("Barrett" or the "Company"), a Maryland corporation, is engaged in providing temporary staffing and professional employer (staff leasing) services to a diversified group of customers through a network of branch offices throughout Oregon, Washington, northern California, Maryland and Delaware. Approximately 78%, 92% and 92%, respectively, of the Company's revenues during 1994, 1993 and 1992 was attributable to its Oregon operations.

      Revenue Recognition
      The Company recognizes revenue as the services are rendered by its work force. Temporary services are engaged by customers to meet short-term fluctuations in personnel needs. Professional employer (staff leasing) services are normally used by organizations to satisfy ongoing personnel needs and typically involve contracts with a minimum term of one year, renewable annually, which cover all employees at a particular work site.

      Cash and Cash Equivalents
      The Company considers nonrestricted short-term investments which are highly liquid, readily convertible into cash and have original maturities of less than three months to be cash equivalents for purposes of the statements of cash flows.

      Allowance for Doubtful Accounts
      The Company had an allowance for doubtful accounts of $62,500 and $25,000 at December 31, 1994 and 1993, respectively.

      Marketable Securities
      Marketable securities are stated at cost which approximates fair market value. At December 31, 1994, marketable securities consisted primarily of municipal bonds and are expected to be held to maturity, generally from 17 to 30 years (see Note 5). At December 31, 1993, marketable securities consisted primarily of municipal tax anticipation notes and certificates of deposit.

      Intangibles
      Intangible assets are recorded at cost and are being amortized using the straight-line method over estimated useful lives which range from 2 years to 15 years.

      Property and Equipment
      Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operating expense as incurred, and expenditures for additions and betterments are capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in the statements of operations.

      Depreciation of property and equipment is calculated using either straight-line or accelerated methods over estimated useful lives which range from 3 years to 31.5 years.

      Customer Safety Incentives Payable
      Safety incentives are paid annually to staff leasing clients if the cost of workers' compensation claims is less than agreed upon amounts; amounts paid are based on a percentage of payroll. The Company accrues the amounts payable under this program on a monthly basis.

Barrett Business Services, Inc.

Notes to Financial Statements
------------------------------------------------------------------------------

1.    Summary of Operations and Significant Accounting Policies (Continued)

      Income Taxes
      Effective July 1, 1987, the Company elected to be treated as an S Corporation under certain provisions of the Internal Revenue Code. As such, the income or losses of the Company were attributable to its stockholders in their individual tax returns. Accordingly, no accrual or provision for income taxes was made in the Company's financial statements for the year ended December 31, 1992. Effective April 30, 1993, the Company terminated its S Corporation status. A pro forma provision for income taxes that would have been recorded if the Company had been a C Corporation for the years ended December 31, 1993 and 1992 is provided for comparative purposes in the statements of operations.

      Customer Deposits
      The Company requires deposits from certain staff leasing customers to cover a portion of its accounts receivable due from such customers in event of default of payment.

      Common Stock Split and Change in Authorized Shares
      The Company's stockholders approved a 7,968-for-1 split of its common stock, an increase in authorized common shares and the authorization of preferred stock which became effective March 25, 1993. Additionally, the par value of common stock was changed to $.01 from $10 per share. Common stock and additional paid-in capital as of December 31, 1991 have been adjusted to reflect this change. On April 20, 1994, the Company's board of directors approved a 2-for-1 stock split in the form of a stock dividend, paid May 23, 1994, to holders of record of its common stock at the close of business on May 2, 1994 (the "Record Date"), at the rate of one new share for each share outstanding on the Record Date. All earnings per share amounts have been adjusted to reflect these transactions for all periods presented.

      A special meeting of stockholders was held on August 10, 1994, pursuant to which the stockholders approved an amendment to the Company's charter to increase the number of authorized shares of common stock from 7,500,000 shares to 20,500,000 shares.

      Statements of Cash Flows
      The Company has recorded the following non-cash transactions:

            In September 1992, the Company, for financial reporting purposes, was deemed to have distributed to its stockholders certain non-cash assets and liabilities which aggregated a net liability of $23,000.

            During 1992, notes receivable from a stockholder were extinguished.

            During 1994, the Company issued common stock with an aggregate fair market value of $468,000 in connection with the acquisition of certain assets of Personnel Management & Consulting, Inc. and Construction Workforce (see Note 2).

      Interest paid during 1994, 1993 and 1992 did not materially differ from interest expense.

      Income taxes paid by the Company in 1994 and 1993 totaled $2,144,800 and $1,239,600, respectively.

Barrett Business Services, Inc.

Notes to Financial Statements
------------------------------------------------------------------------------
---

1.    Summary of Operations and Significant Accounting Policies (Continued)

      Net Income Per Share
      Net income per share for the year ended December 31, 1994 is computed based on the weighted average number of common stock and common stock equivalents outstanding during the period. For the years ended December 31, 1993 and 1992, such pro forma computations were made without giving effect to securities that would otherwise be considered to be common stock equivalents, because such securities aggregated less than 3% of shares outstanding and thus were not considered dilutive. Outstanding stock options and warrants, net of assumed buy-back, are considered common stock equivalents.

      Reclassifications
      Certain prior year amounts have been reclassified to conform with the 1994 presentation. Such reclassifications have no impact on net income or stockholders' equity.


2.    Acquisitions

      CDI Corporation-West
      In March 1993, the Company acquired a branch office of CDI Corporation-West in Sacramento, California for $10,000. The acquisition was recorded under the purchase method of accounting which resulted in $10,000 of intangible assets.

      Personnel Management & Consulting, Inc.
      On February 27, 1994, the Company purchased substantially all of the assets of Personnel Management & Consulting, Inc., a company engaged in the temporary services business in Maryland and Delaware. Of the $270,000 purchase price, the Company paid $42,000 in cash and issued 12,000 shares of its common stock with a then-fair market value of $228,000. The acquisition was accounted for under the purchase method of accounting which resulted in approximately $241,000 of intangible assets and $29,000 of fixed assets.

      Golden West Temporary Services
      On March 7, 1994, the Company purchased certain assets of Golden West Temporary Services ("Golden West"), a company in the temporary services business with four offices in northern California. The cash purchase price of $4,514,000 was paid by liquidating a portion of the Company's short-term marketable securities. The Company accounted for the acquisition under the purchase method of accounting which resulted in approximately $4,425,000 of intangible assets and $89,000 of fixed assets.

      Construction Workforce
      On December 26, 1994, the Company purchased certain assets of Max Johnson Enterprises, Inc., dba Construction Workforce, a company located in Spokane, Washington which specializes in providing highly skilled temporary craftsmen to the commercial construction industry. Of the $300,000 purchase price, the Company paid $60,000 in cash and issued 17,142 shares of its common stock with a then-fair market value of $240,000. The acquisition was accounted for under the purchase method of accounting which resulted in $285,000 of intangible assets and $15,000 of fixed assets.
Barrett Business Services, Inc.

Notes to Financial Statements
------------------------------------------------------------------------------

2.    Acquisitions (Continued)

      Advanced Temporary Systems, Inc.
      On December 29, 1994, the Company purchased for $51,000 cash certain assets of Advanced Temporary Systems, Inc., a company engaged in the temporary staffing business in Kent, Washington. The Company accounted for the acquisition under the purchase method of accounting which resulted in $51,000 of intangible assets.

      Pro Forma Results of Operations (Unaudited)
      The operating results of each of the above acquisitions are included in the Company's results of operations from the respective date of acquisition. The following unaudited pro forma summary presents the combined results of operations as if the Personnel Management & Consulting, Inc. and Golden West acquisitions had occurred at the beginning of 1993, after giving effect to certain adjustments for the amortization of intangible assets, taxation and cost of capital. The other acquisitions are not included in the pro forma information as their effect is not material.

                                                       Year ended December 31,
                                                            1994       1993
                                                           ------     ------
                                                         (In thousands, except
                                                           per share amounts)

     Revenue                                              $145,066    $125,514
                                                          ========    ========
     Net income                                           $  3,545    $  2,366
                                                          ========    ========
     Net income per share                                 $    .54    $    .45
                                                          ========    ========

      The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.


3.    Intangibles

      Intangibles consist of the following (in thousands):

                                                             December 31,
                                                           1994       1993
                                                          ------     ------

     Covenants not to compete                            $ 1,490    $ 1,215
     Goodwill                                              4,870        220
     Customer lists                                          358        211
                                                         -------    -------
                                                           6,718      1,646

    Less accumulated amortization                          1,782      1,352
                                                         -------    -------
                                                         $ 4,936     $  294
                                                         =======     ======

Barrett Business Services, Inc.

Notes to Financial Statements
------------------------------------------------------------------------------

4.    Property and Equipment

      Property and equipment consists of the following (in thousands):

                                                                December 31,
                                                              1994       1993
                                                            -------    -------

      Office furniture and fixtures                        $ 1,509     $ 1,092
      Building                                                1,175      1,157
      Vehicles                                                   41         36
                                                            -------    -------
                                                              2,725      2,285
      Less accumulated depreciation                             923        716
                                                            -------    -------
                                                              1,802      1,569

      Land                                                      308        307
                                                            -------    -------

                                                            $ 2,110    $ 1,876
                                                            =======    =======

5.    Accrued Workers' Compensation Claim Liabilities

      In August 1987 and November 1993, the Company became a self-insured employer with respect to workers' compensation insurance coverage for all its employees working or living in Oregon and Maryland, respectively. The Company also became a self-insured employer for workers' compensation insurance coverage in the state of Washington effective July 1, 1994 and in Delaware effective January 1, 1995. The Company has provided $2,522,000 and $2,434,000 at December 31, 1994 and 1993, respectively, as an estimated liability for unsettled workers' compensation claims. This estimated liability represents management's best estimate which includes, in part, an evaluation of information provided by the Company's third-party administrator and its independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, allocated loss adjustment expenses and anticipated increases in case reserve estimates. These estimates are continually reviewed and adjustments to liabilities are reflected in current operations as they become known. The Company believes that the difference between amounts recorded at December 31, 1994 for its estimated liability and the possible range of costs of settling related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods would be material to results of operations.

      The states of Oregon, Maryland and Washington require the Company to maintain specified investment balances or other financial instruments, totaling $3,802,000 at December 31, 1994 and $2,761,000 at December 31, 1993, to cover potential claims losses. To partially meet these requirements at December 31, 1994 and 1993, the Company held a $300,000 surety bond guaranteed by an irrevocable standby letter of credit. The investments are included in restricted marketable securities and workers' compensation deposits in the accompanying balance sheets.

Barrett Business Services, Inc.

Notes to Financial Statements
------------------------------------------------------------------------------
--

5.    Accrued Workers' Compensation Claim Liabilities (Continued)

      Liabilities incurred for work-related employee fatalities are recorded either at an agreed-upon lump-sum settlement amount or the net present value of future fixed and determinable payments over the actuarially determined remaining life of the beneficiary, discounted at a rate that approximates a long-term high quality corporate bond rate. The Company has obtained excess workers' compensation insurance to limit its self-insurance exposure to $350,000 per occurrence ($300,000 for claims before December 31, 1993). The excess insurance provides coverage up to $10 million per occurrence for claims through December 31, 1993 and unlimited excess coverage after that date. At December 31, 1994, the Company has recorded $164,000 for work-related fatalities in long-term workers' compensation liabilities in the accompanying balance sheet.

      The workers' compensation expense in the accompanying statements of operations consists of $4,254,000, $4,075,000 and $2,780,000 for self-insurance expense for 1994, 1993 and 1992, respectively. Premiums in the insured states were $815,000, $516,000 and $453,000 for 1994,
      1993 and 1992, respectively.


6.    Credit Facility

      On August 12, 1993, the Company entered into a loan agreement (the "Agreement") with a major bank which provides for (a) an unsecured revolving credit facility for working capital purposes and (b) a term real estate loan. The Agreement, as amended, expires on May 31, 1995, and currently permits total borrowings of up to $4,000,000 under the revolving credit facility. The interest rate on outstanding balances under the revolving credit facility is at the Federal Funds Rate plus 1.75%. Under the amended loan agreement, the Company is required to maintain (i) a ratio of total liabilities to tangible net worth of not more than 2.0 to 1.0, (ii) positive quarterly income before taxes, (iii) tangible net worth of not less than $6,000,000, (iv) a minimum debt coverage ratio of 1.20 to 1.00 at the end of each fiscal year, and (v) a zero outstanding balance against the revolving credit facility for a minimum of 60 consecutive days during each year. The Company is also prohibited from pledging any of its assets other than existing mortgages on its real property. There were no borrowings outstanding under the revolving credit facility at December 31, 1994 or 1993.

      During the years ended December 31, 1994, 1993 and 1992, the maximum balances outstanding under the revolving credit facility were $1,500,069, $1,189,000 and $321,617, respectively; the average balances outstanding were $165,000, $59,000 and $142,000, respectively; and the weighted average interest rates during the period were 6.9%, 6.6% and 7.0%, respectively. The weighted average interest rate during the periods was calculated using daily weighted averages.

Barrett Business Services, Inc.

Notes to Financial Statements
------------------------------------------------------------------------------
--

7.    Long-Term Debt

      Long-term debt consists of the following (in thousands):

                                                                December 31,
                                                              1994       1993
                                                             ------     ------
      Mortgage note payable in monthly installments
      of $2,781, including interest at 11% per
      annum through 1998, with a principal payment
      of $269,174 due in 1998, secured by land and
      building                                               $  281     $  283

      Mortgage note payable in monthly installments
      of $6,730, including interest at 8.15% per
      annum through 2003, with a principal payment
      of $366,633 due in 2003, secured by land and
      building                                                  658        683

      Unsecured note to former stockholder, with
      interest at 12% per annum (Note 10)                         -        103
                                                             ------     ------

                                                                939      1,069
      Less portion due within one year                           31        123
                                                             ------     ------

                                                             $  908     $  946
                                                             ======     ======

      Maturities on long-term debt are summarized as follows at December 31, 1994 (in thousands):

             Year ending
             December 31,
             ------------

                 1995                                         $   31
                 1996                                             33
                 1997                                             36
                 1998                                            307
                 1999                                             36
              Thereafter                                         496
                                                              -------

                                                              $  939
                                                              ======

8.    Savings Plan

      On April 1, 1990, the Company established a 401(k) employee savings plan for the benefit of its eligible employees. All employees, except those covered under a co-employer (leasing) contract, 21 years of age or older, become eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive 12-month period following the initial date of employment. Employees covered under a co-employer (leasing) contract are eligible to participate in the savings plan beginning with their respective dates of employment. The determination of amounts, if any, of Company contributions to the plan is subject to the sole discretion of the Company. Participants' interests in Company contributions to the plan vest over a 7-year period. Company contributions to the plan were $114,000, $43,574 and $35,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

9.    Commitments

      Lease Commitments
      The Company leases its branch offices under operating lease agreements which require minimum annual payments as follows (in thousands):

               Year ending
               December 31,
               ------------

                   1995                                    $   384
                   1996                                        242
                   1997                                        196
                   1998                                        114
                   1999                                         91
                                                            ------

            Total minimum payments                         $ 1,027
                                                           =======

      Rent expense for the years ended December 31, 1994, 1993 and 1992 was approximately $423,000, $295,000 and $313,000, respectively.

10.   Related Party Transactions

      During 1994, 1993 and 1992, the Company recorded revenues of $3,261,000, $2,404,000 and $2,249,000, respectively, and cost of revenues of $3,112,000, $2,316,000 and $2,116,000, respectively, for providing services to a company of which a director of the Company is president and majority stockholder. At December 31, 1994 and 1993, Barrett had receivables from this company of $140,000 and $117,000, respectively.

      During 1994, 1993 and 1992, the Company recorded revenues of $119,000, $480,000 and $47,000, respectively, and cost of revenues of $110,000, $475,000 and $45,000, respectively, for providing staff leasing services to a company owned by Barrett's President and Chief Executive Officer who is a stockholder of the client company. At December 31, 1993, Barrett had recorded a receivable of $35,000 from this company.

      As further described in Note 7, the Company had a note payable to the estate of the former majority stockholder, the late mother of a current stockholder. The Company was also obligated to make annual payments to the former director and majority stockholder until her death in 1993 in recognition of her past services and in return for certain non-competition covenants. The payments were adjusted annually for increases in the Consumer Price Index for All Items--U.S. National Average. The Company accounted for this arrangement as a defined benefit plan. Under the plan, net pension costs were approximately $40,000 for 1992.

      At December 31, 1993, the President and Chief Executive Officer of the Company, pursuant to the approval of a majority of the disinterested outside directors, agreed to personally guarantee, at no cost to the Company, the repayment of a $111,000 receivable from an unrelated, insolvent customer. The Company will exercise this guarantee at such time as the Company determines that further collection efforts are likely to be ineffective, but not later than December 31, 1995.

      A director of the Company is Vice Chairman of the Board of Directors of the bank that provides the Company's unsecured revolving credit facility and certain mortgage financing. In addition to providing other banking services, the bank also serves as the transfer agent for the Company's common stock. See Notes 6 and 7.

11.   Public Stock Offering

      In June 1993, the Company completed an initial public offering of 1,000,000 shares of common stock at $7.00 per share. In July 1993, the underwriters exercised an option to purchase 150,000 additional shares at $7.00 per share to cover over-allotments. Total net proceeds to the Company were $6,828,000 after deducting the underwriting discount and offering expenses.

12.   Income Taxes

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

      The provisions for income taxes are as follows (in thousands):

                                                   Year ended December 31,
                                               1994        1993         1992
                                              ------      ------       ------
                                                        (Unaudited  pro forma)

        Current:
          Federal                            $ 1,750     $ 1,439      $   674
          State                                  375         284          133
                                              ------      ------       ------
                                               2,125       1,723          807
                                              ------      ------       ------

        Deferred:
          Federal                                (17)       (338)          70
          State                                   (3)        (61)          13
                                              ------      ------       ------
                                                 (20)       (399)          83
                                              ------      ------       ------

        Total provision                      $ 2,105     $ 1,324      $   890
                                             =======     =======      =======

Barrett Business Services, Inc.

Notes to Financial Statements
-----------------------------------------------------------------------------

12.   Income Taxes (Continued)

      The actual provision for income taxes for the first eight months of operation as a C Corporation (May 1, 1993 to December 31, 1993) is as follows (in thousands):

      Current:
        Federal                                   $ 1,110
        State                                         221
                                                  -------
                                                    1,331
                                                  -------

      Deferred:
        Federal                                      (327)
        State                                         (62)
                                                  -------
                                                     (389)
                                                  -------
     Provision before cumulative
            deferred tax asset                        942

     Cumulative deferred tax asset                   (505)
                                                  -------

                                                  $   437
                                                  =======

      The provision for income taxes for the year ended December 31, 1993 is partially offset by recognition of a cumulative net deferred tax asset of $505,000 associated with the termination of the Company's S Corporation status on April 30, 1993, in accordance with SFAS 109.

      Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                                December 31,
                                                              1994       1993
                                                             ------     ------

     Accrued workers' compensation claim liabilities        $  982     $  949
     Allowance for doubtful accounts                            25         10
     Tax depreciation in excess of book depreciation           (93)       (65)
                                                            ------     ------

                                                            $  914     $  894
                                                            ======     ======

Barrett Business Services, Inc.

Notes to Financial Statements
-----------------------------------------------------------------------------

12.   Income Taxes (Continued)

     The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

                                                    Year ended December 31,
                                                  1994        1993       1992
                                                 ------      ------     ------
                                                         (Unaudited pro forma)

     Statutory federal tax rate                   34.0%       34.0%      34.0%
     State taxes, net of federal benefit           4.4         4.3        4.1
     Goodwill amortization                          .2          .5         .7
     Federal tax-exempt interest income           (1.1)         --         --
     Other, net                                     .3          .3         .3
                                                 ------      ------     ------
                                                  37.8%       39.1%      39.1%
                                                 ======      ======     ======

      Upon termination of the Company's S Corporation status in 1993, cash distributions totaling $330,000, which represented the estimated tax liabilities of stockholders on S Corporation earnings from January 1, 1993 through April 30, 1993, were paid to the stockholders from the undistributed S Corporation retained earnings.

13.   Stockholders' Equity

      As of March 1, 1993, the Company adopted the 1993 Stock Incentive Plan (the "Plan") which provides for stock-based awards to the Company's employees, non-employee directors and outside consultants or advisers. As of April 20, 1994, the Company increased the number of shares of common stock reserved for issuance under the Plan from 500,000 to 800,000. An award of 4,000 restricted shares granted under the Plan in 1993 became fully vested in 1994. The following table summarizes option activity under the Plan:

                                                Options       Range of prices
                                               ---------     -----------------

      Outstanding at March 1, 1993                -

        Options granted                          166,500      $ 3.50 to $ 4.69
        Options exercised                              -
        Options cancelled or expired              (6,000)
                                                 -------
      Outstanding at December 31, 1993           160,500

        Options granted                          233,500     $ 9.50 to $ 13.56
        Options exercised                        (22,175)    $ 3.50
        Options cancelled or expired             (65,250)
                                                --------
      Outstanding at December 31, 1994           306,575
                                                ========
      Exercisable at December 31, 1994            10,450
                                                ========
      Available for grant at
        December 31, 1994                        467,250
                                                ========

Barrett Business Services, Inc.

Notes to Financial Statements
------------------------------------------------------------------------------

13.   Stockholders' Equity (Continued)

      The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant. The number of options and the price per share have been restated to reflect the 2-for-1 stock split effective May 23, 1994.

      In connection with the initial public offering, the Company issued 200,000 warrants to its underwriters and related parties for the purchase of shares of the Company's common stock exercisable in whole at any time or in part from time to time commencing June 11, 1994 at $4.20 per share, after giving effect for the 2-for-1 stock split. A total of 110,000 warrants were exercised in January 1995 for proceeds of $462,000.


14. Quarterly Financial Information (Unaudited) (In thousands, except per share data)

                                         First      Second    Third     Fourth
                                        Quarter    Quarter   Quarter   Quarter
                                       --------   --------  --------  --------
   Year ended December 31, 1992:
     Revenues                          $ 17,000   $ 20,333  $ 22,597  $ 20,195
     Cost of revenues                    15,123     18,101    20,197    18,109
     Pro forma net income                   253        408       435       289
     Pro forma net income
       per share                            .07        .10       .11       .07

   Year ended December 31, 1993:
     Revenues                          $ 20,535   $ 25,386  $ 28,076  $ 26,270
     Cost of revenues                    18,501     22,931    25,147    23,692
     Pro forma net income                   389        488
     Pro forma net income
       per share                            .09        .11
     Net income                                                  702       481
     Net income per share                                        .11       .08

   Year ended December 31, 1994:
     Revenues                          $ 27,067   $ 35,136  $ 41,149  $ 37,200
     Cost of revenues                    24,096     31,217    36,107    33,025
     Net income                             608        765     1,235       858
     Net income per share                   .09        .12       .19       .13

Barrett Business Services, Inc.

Notes to Financial Statements
------------------------------------------------------------------------------

15.   Market Information (Unaudited)

      The Company's common stock trades on The Nasdaq Stock Market under the symbol "BBSI." The following table sets forth the high and low prices of the stock for each quarter since the June 1993 initial public offering:

                                                                  1993
                                                          High            Low
                                                         ------         ------

     June 1993                                          $  4.75        $  3.50
     Third quarter                                         7.13           3.88
     Fourth quarter                                        8.38           6.75

                                                                  1994
                                                          High           Low
                                                         ------        ------
     First quarter                                      $ 16.00        $  6.88
     Second quarter(1)                                    14.75           8.25
     Third quarter                                        12.25           8.00
     Fourth quarter                                       16.25          11.00


      (1) All share prices prior to the second quarter of 1994 have been adjusted to reflect a 2-for-1 stock split effective May 23, 1994.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table identifies, as of February 28, 1995, each director and executive officer of the Company. Directors serve until the next annual meeting of shareholders, or until their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.

                                Principal Positions and     Director   Officer
     Name               Age       Business Experience         since     since
------------------------------------------------------------------------------

William W. Sherertz      49    President; Chief Executive      1980     1980
                               Officer; Acting Chairman of
                               the Board of Directors

Robert R. Ames           54    Director; Vice Chairman of      1993
                               First Interstate Bank of
                               Oregon, N.A.

Jeffrey L. Beaudoin      40    Director; President of          1993
                               Rose City Moving and
                               Storage Co.

Stephen A. Gregg         50    Director; Private investor      1995
                               and health care consultant

Anthony Meeker           55    Director; Vice President of     1993
                               Spears Benzak Salomon &
                               Farrell

Stanley G. Renecker      40    Director; Vice President-                1993
                               Acquisitions of The Campbell
                               Group

Michael D. Mulholland    43    Vice President-Finance                   1994
                               and Secretary; Chief
                               Financial Officer

Christopher J.
  McLaughlin             39    Vice President-Operations                1994

Peter J. Schenk          36    Vice President-Marketing                 1993
                               and Sales

James D. Miller          31    Controller; Principal                    1994
                               Accounting Officer

      William W. Sherertz has acted as Chief Executive Officer of the Company since 1980. He has also been a director of the Company since 1980, and was appointed President of the Company in March 1993. Mr. Sherertz also serves as Acting Chairman of the Board of Directors.

      Robert R. Ames has served as a director of the Company since 1993. He is currently the Vice Chairman of the Board of Directors of First Interstate Bank of Oregon, N.A. From 1983 to 1991, Mr. Ames served as President of the Bank.

      Jeffrey L. Beaudoin has served as a director of the Company since 1993. He is presently the President and a director of Rose City Moving and Storage Co., of Portland, Oregon, a staff leasing client of the Company.

      Stephen A. Gregg was elected to the Company's Board of Directors in February 1995. He is currently a private investor and health care consultant. From 1985 to 1994, Mr. Gregg was Chairman and Chief Executive Officer of The Ethix Corporation, a national provider of health care programs headquartered in Portland, Oregon.

      Anthony Meeker has served as a director of the Company since 1993. He has been a Vice President with Spears Benzak Soloman & Farrell, Portland, Oregon, an investment research firm, since 1993. From 1987 to 1993, Mr. Meeker was Treasurer of the State of Oregon. He has also been President and Chief Executive Officer and a director of Meeker Seed & Grain Co. since 1975.

      Stanley G. Renecker has been a director of the Company since 1993. Mr. Renecker, a lawyer, is currently Vice President-Acquisitions of The Campbell Group, a timberland management firm, where he has been employed since 1989.

      Michael D. Mulholland joined the Company in August 1994 as Vice President-Finance and Secretary. From 1988 to 1994, Mr. Mulholland was employed by Sprouse-Reitz Stores Inc., a former Nasdaq-listed retail company, serving as its Executive Vice President, Chief Financial Officer and Secretary. In November 1991, Sprouse-Reitz filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Its plan of reorganization was confirmed by the Bankruptcy Court in June 1992. Subsequently, Mr. Mulholland was appointed to the additional position of Acting Chief Executive Officer prior to Sprouse's filing of a voluntary petition in connection with a prepackaged liquidating Chapter 11 in November 1993.

      Christopher J. McLaughlin joined the Company in May 1993 and was appointed Corporate Operations Manager in December 1993. Mr. McLaughlin is currently Vice President - Operations, a position held since July 1994. Prior to joining the Company, Mr. McLaughlin owned and operated an organizational development consulting firm.

      Peter J. Schenk joined the Company as director of operations and marketing in December 1991. He was appointed Vice President--Operations and Marketing in March 1993 and in July 1994 became Vice President - Marketing and Sales. From 1986 to 1991, Mr. Schenk was Vice President--Marketing for American Consulting Services, a provider of marketing consulting services to media companies.

      James D. Miller joined the Company in January 1994 as Controller. From 1991 to 1994, he was the Corporate Accounting Manager for Christensen Motor Yacht Corporation. Mr. Miller, a certified public accountant, was employed by Price Waterhouse from 1987 to 1991.

      Section 16 of the Securities Exchange Act of 1934 ("Section 16") requires that reports of beneficial ownership of Barrett common stock and changes in such ownership be filed with the Securities and Exchange Commission ("SEC") by Section 16 "reporting persons," including directors, executive officers, and certain holders of more than 10% of the outstanding common stock or trusts of which reporting persons are trustees. To the Company's knowledge, all Section 16 reporting requirements applicable to known reporting persons were complied with during 1994, except that Jack D. Williamson, Jr., who was an executive officer of the Company until August 1994, failed to file reports reflecting his exercise of a stock option and sale of the shares of common stock received upon such exercise in July 1994, and the termination of nonvested stock options in August 1994.


Item 11.          EXECUTIVE COMPENSATION


      The following Summary Compensation Table sets forth for the years indicated the compensation awarded or paid to, or earned by, the Company's chief executive officer and the Company's other executive officers whose salary level and bonus in 1994 exceeded $100,000:


                          SUMMARY COMPENSATION TABLE


                                                                    Long-Term
                                                                  Compensation
                                         Annual Compensation         Awards
                                         -------------------      ------------
                                                                   Securities
                                                                   Underlying
Name and Principal                       Salary        Bonus        Options(2)
   Position                 Year           ($)          ($)            (#)
------------------         ------       --------      -------     ------------

William W. Sherertz         1994        $144,000         --          77,000
President and               1993         144,000         --          70,000
Chief Executive Officer     1992         138,000         --             --

Michael D. Mulholland
Vice President-Finance      1994          42,486(1)      --          20,000
and Secretary; Chief        1993            --           --             --
Financial Officer           1992            --           --             --

Christopher J. McLaughlin   1994(3)       79,583      $39,300        20,000
Vice President-Operations   1993            --           --             --
                            1992            --           --             --

-------------------

 (1) Mr. Mulholland's current salary level of $115,000 became effective with his date of employment, August 17, 1994.
 (2)  Option grants do not include stock appreciation rights ("SARs").
 (3) Mr. McLaughlin became an executive officer during 1994; the amounts shown are for the full fiscal year.

Stock Option Data

      The following table provides information as to options to purchase Barrett common stock granted to Messrs. Sherertz, Mulholland and McLaughlin during 1994.

                           Option Grants in Last Fiscal Year
                                   Individual Grants
--------------------------------------------------------------------------------------
                        Number of
                       Securities   % of Total
                       Underlying     Options
                         Options     Granted to    Exercise                Grant Date
                         Granted(1)   Employees in    Price   Expiration     Present
     Name                   #        Fiscal Year   ($/Share)    Date      Value ($)(3)
    ------             -----------  ------------   ---------  ----------   ----------
William W. Sherertz      70,000         29.1%        $ 9.50   2/18/2004      $455,000
                          7,000(2)       2.9%          8.75   8/10/2004        46,900

Michael D. Mulholland    20,000          8.3%         10.75   8/17/2004       166,000

Christopher J.
  McLaughlin             20,000          8.3%          9.50   2/18/2004       130,000


(1) Options become exercisable cumulatively in four equal annual installments beginning one year after the date of grant; provided that the option will become exercisable in full upon the officer's death, disability or retirement, or in the event of a change in control of the Company. A change in control is defined in the option agreements to include (i) any occurrence which would be required to be reported as such by the proxy disclosure rules of the Securities and Exchange
      Commission, (ii) the acquisition by a person or group (other than the Company or one of its employee benefit plans) of 30% or more of the combined voting power of its voting securities, (iii) with certain exceptions, the existing directors' ceasing to constitute a majority of the Board of Directors, (iv) certain transactions involving the merger, or sale or transfer of a majority of the assets, of the Company, or (v) approval by the stockholders of a plan of liquidation or dissolution of the Company. The options include a feature which entitles an optionee who tenders previously-acquired shares of common stock to pay all or part of the exercise price of the option, to receive a replacement option (a "reload option") to purchase a number of shares equal to the number of shares tendered at an exercise price equal to the fair market value of the common stock on the date of exercise. No SARs were granted to Messrs. Sherertz, Mulholland or McLaughlin during 1994.

(2)   Reload option as described in footnote (1) above.

(3) The values shown have been calculated based on the Black-Scholes option pricing model and do not reflect the effect of restrictions on transferability or vesting. The values were calculated based on the following assumptions: (i) expectations regarding volatility of 50.3% were based on monthly stock price data during the past 10 years for companies deemed to be comparable; (ii) the risk-free rate of return was assumed to be the Treasury Bond rate whose maturity corresponds to the maturity of the option granted; and (iii) no dividends on the Barrett common stock will be paid during the option term. The values which may ultimately be realized will depend on the market value of the common stock during the periods during which the options are exercisable, which may vary significantly from the assumptions underlying the Black-Scholes model.


            Information concerning each exercise of stock options and the fiscal year-end value of unexercised options held by Messrs. Sherertz, Mulholland and McLaughlin as of December 31, 1994 is summarized in the table below.

                      Aggregated Option Exercises in Last Fiscal Year
                      -----------------------------------------------
                           and Fiscal Year-End Option Values (1)
                           -------------------------------------
                                                                 Number of Securities
                                                                Underlying Unexercised             Value of Unexercised
                             Shares                                    Options at                In-the-Money Options at
                           Acquired on         Value                Fiscal Year-End                  Fiscal Year-End(2)
                                                             ----------------------------      ------------------------------
        Name               Exercise (#)     Realized ($)     Exercisable    Unexercisable      Exercisable      Unexercisable
       ------              ------------     ------------     -----------    -------------      -----------      -------------
William W. Sherertz           17,500          $91,875              --          129,500               --           $903,000
Michael D. Mulholland             --               --              --           20,000                --            65,000
Christopher J. McLaughlin         --               --           1,000           23,000           $10,500           121,500

(1)   Messrs. Sherertz, Mulholland and McLaughlin did not exercise any SARs during 1994 and did not hold any SARs at
      December 31, 1994.

(2)   The values shown have been calculated based on the difference between $14.00, which was the closing sale price of
      Barrett common stock reported on The Nasdaq Stock Market on December 31, 1994, and the per share exercise price of unexercised options.


Directors' Compensation

            Under the standard arrangement in effect at the end of 1994, directors (other than directors who are full-time employees of the Company, who do not receive directors' fees) are entitled to receive a fee of $500 for each Board meeting attended and each meeting of a committee of the Board attended other than a committee meeting held on the same day as a Board meeting.

            In June 1993, concurrently with the closing of the Company's initial public offering, each person who was then a non-employee director of the Company received a nonqualified option, as adjusted for the May 1994 two-for-one stock split, to purchase 3,000 shares of the Company's common stock at an exercise price of $3.50. Also, a nonqualified option for 500 shares of common stock is granted automatically to each non-employee director whose term begins on or continues after the date of each annual meeting of stockholders at an exercise price equal to the fair market value of the common stock on the date of the meeting. Accordingly, on April 20, 1994, Messrs. Ames, Beaudoin, Meeker and Renecker each received an option, adjusted for the stock split, for 1,000 shares at an exercise price of $13.56 per share.

            Payment of the exercise price of options granted to non-employee directors may be in cash or in previously-acquired shares of Barrett common stock. Each option includes a reload option feature to the extent that previously-acquired shares are used to pay the exercise price. Non-employee director options (other than reload options) become exercisable in four equal annual installments beginning one year after the date of grant. Reload options become exercisable six months following the date of grant. All options granted to a non-employee director will be exercisable in full upon the director's death, disability or retirement, or in the event of a change in control of the Company. The option term will expire three months following the date upon which the holder ceases to be a director other than by reason of death, disability or retirement; in the event of death or disability, the option will expire one year thereafter, while non-employee director options will expire five years after retirement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table gives certain information regarding the beneficial ownership of Barrett common stock as of February 28, 1995, by each director, by each executive officer named in Item 11 above, and by all directors and executive officers of the Company as a group. In addition, it gives information about each person or group known to the Company to own beneficially more than 5% of the outstanding shares of its common stock. Information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given. Unless otherwise indicated, all shares listed as beneficially owned are held with sole voting and dispositive power.

Name and                           Amount and                  Percent
Address of                          Nature of                     of
Beneficial Owner               Beneficial Ownership             Class
----------------               --------------------            --------

Robert R. Ames                        1,000(1)                     *

Jeffrey L. Beaudoin                   5,900(1)(2)                  *

Stephen A. Gregg                      1,000                        *

Christopher J. McLaughlin             8,400(1)                     *

Anthony Meeker                        1,000(1)                     *

Michael D. Mulholland                    --                       --

Stanley G. Renecker                   1,000(1)                     *

Nancy B. Sherertz                 1,700,000                     26.0%
6513 Diamond Hall Road
Easton, Maryland  21601

William W. Sherertz               1,935,000(1)                  29.5%
4724 S.W. Macadam Avenue
Portland, Oregon  97201

Capital Consultants, Inc.           360,180(3)                   5.5%
2300 S.W. First Avenue
Portland, Oregon  97201

Wasatch Advisors, Inc.              661,451(3)                  10.1%
68 South Main Street, Suite 400
Salt Lake City, Utah  84101

All directors and executive       1,959,300(1)                  29.8%
officers as a group (10 persons)

----------------------
*     Less than 1% of the outstanding shares of Common Stock.

(1) Includes options to purchase Barrett common stock which are presently exercisable as follows: Mr. Ames, 1,000 shares; Mr. Beaudoin, 1,000 shares; Mr. McLaughlin, 6,000 shares; Mr. Meeker, 1,000 shares; Mr. Renecker, 1,000 shares; Mr. Sherertz, 24,500 shares; and all directors and executive officers as a group, 39,700 shares.

(2) Includes 400 shares owned by Mr. Beaudoin's wife as to which he shares voting and dispositive powers.

(3) A registered investment advisor who has filed a report of beneficial ownership on Schedule 13G reporting sole voting and dispositive power as to the indicated shares.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


            The Company has provided staff leasing services to Oregon Lumber Products, a sawmill company owned by William W. Sherertz, President and Chief Executive Officer of the Company, since September 1992. During 1994, the Company recorded revenues of $119,000 and cost of revenues of $110,000 in connection with these services. Oregon Lumber Products ceased operating during 1994 and as a result, there was no outstanding account receivable due at December 31, 1994.

            The Company's indebtedness to the estate of Nancy R. Barrett throughout 1993 in the amount of $103,311 pursuant to a promissory note bearing interest at 12% per annum and payable upon demand was paid in full during the first quarter of 1994. Mrs. Barrett is the late mother of Nancy B. Sherertz, who owns 26.0% of the outstanding common stock of the Company, and the late mother-in-law of William W. Sherertz. The promissory note was executed in 1986 in connection with the redemption of Barrett common stock held by Mrs. Barrett.

            William W. Sherertz agreed, at December 31, 1993, to personally guarantee, at no cost to the Company and pursuant to the approval of a majority of the disinterested outside directors, the repayment of a $111,000 account receivable from an unrelated, insolvent customer. The guarantee may be exercised by the Company at such time as the Company determines that further collection efforts with respect to the customer are likely to be ineffective, but not later than December 31, 1995.

            Robert R. Ames, a director of the Company, is Vice Chairman of the board of directors of First Interstate Bank of Oregon, N.A., which has provided an unsecured revolving credit facility in the amount of $4,000,000 and mortgage financing totaling approximately $658,000 to the Company.


Compensation Committee Interlocks and Insider Participation

            The members of the compensation committee of the board of directors of the Company during 1994 were Jeffrey L. Beaudoin and Anthony Meeker. During 1994, the Company provided services to Rose City Moving & Storage Co., of which Mr. Beaudoin, a Barrett director and a member of its compensation committee, is President and a majority stockholder. Barrett recorded revenues and cost of revenues related to such services of $3,261,000 and $3,112,000, respectively. At December 31, 1994, the Company's assets included trade accounts receivable totaling $140,000 with respect to the above services; the highest amount of such receivables outstanding at any time during 1994 was $246,000 as of June 30, 1994.

                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   1. and 2.
                  The financial statements listed in the index set forth in
            Item 8 of this report are filed as part of this report.

      (b)   3.
                  Exhibits are listed in the Exhibit Index beginning on page
            49 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10, "Executive Compensation Plans and Arrangements and Other Management Contracts," in the Exhibit Index.

      (c)   Reports on Form 8-K.

                  No Current Reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1994.

                  Subsequent to the end of the year, the Company filed a
            Current Report on Form 8-K dated March 20, 1995, to report that the Company had obtained self-insured employer status for workers' compensation purposes in the state of California and that the Company will incur a pre-tax charge of $350,000 for workers' compensation expense in the first quarter of 1995 in connection with a serious work-related injury sustained by an employee.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BARRETT BUSINESS SERVICES, INC.
                                         -------------------------------
                                                    Registrant

Date:  March 28, 1995                By: William W. Sherertz
                                         President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 1995.

Principal Executive Officer and Director:


William W. Sherertz                     President and Chief Executive Officer
                                        and Director


Principal Financial Officer:


Michael D. Mulholland                   Vice President-Finance and
                                           Secretary


Principal Accounting Officer:


James D. Miller                         Controller



Other Directors:



Robert R. Ames                          Director



Jeffrey L. Beaudoin                     Director



Stephen A. Gregg                        Director

Anthony Meeker                          Director



Stanley G. Renecker                     Director

                                 EXHIBIT INDEX

Exhibits

3.1   Charter of the registrant, as amended.  Incorporated by reference to
      Exhibit 3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

3.2   Bylaws of the registrant, as amended.

4.1 Loan Agreement between the registrant and First Interstate Bank of Oregon, N.A., dated August 12, 1993 ("Loan Agreement"). Incorporated by reference to Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

4.2 First Amendment to Loan Agreement dated March 29, 1994. Incorporated by reference to Exhibit 4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

4.3 Second Amendment to Loan Agreement dated May 31, 1994, together with Optional Advance Note dated May 31, 1994. Incorporated by reference to
      Exhibit 4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

4.4 Third Amendment to Loan Agreement dated January 3, 1995, together with Optional Advance Note dated January 3, 1995.

      The registrant has incurred other long-term indebtedness as to which the amount involved is less than 10 percent of the registrant's total assets. The registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10    Executive Compensation Plans and Arrangements and Other Management
      Contracts.

10.1 1993 Stock Incentive Plan of the registrant as amended March 8, 1994. Incorporated by reference to Exhibit 10.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

10.2 Form of Indemnification Agreement with each director of the registrant. Incorporated by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (No.33-61804).

11    Statement of Calculation of Average Common Shares Outstanding.

23    Consent of Price Waterhouse LLP, independent accountants.

27    Financial Data Schedule.


Other exhibits listed in Item 601 of Regulation S-K are not applicable.