Form 10-Q
period 1995-03-31
BARRETT BUSINESS SERVICES INC
filed 1995-05-15
CIK 902791

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1995

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

            Yes [ X ]         No [   ]

Number of shares of Common Stock, $.01 par value outstanding at April 30, 1995 was 6,479,067 shares.

                        BARRETT BUSINESS SERVICES, INC.

                                     INDEX

                                                                       Page

Part I - Financial Information

      Item 1.     Financial Statements

                  Balance Sheets - March 31, 1995 and
                  December 31, 1994. . . . . . . . . . . . . . . . . . . .3

                  Statements of Operations - Three Months
                  Ended March 31, 1995 and 1994. . . . . . . . . . . . . .4

                  Statements of Cash Flows - Three Months
                  Ended March 31, 1995 and 1994. . . . . . . . . . . . . .5

                  Notes to Financial Statements. . . . . . . . . . . . . .6

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations. . . . . .9


Part II - Other Information

      Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . 13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                        PART I - Financial Information

Item 1.  Financial Statements

                        BARRETT BUSINESS SERVICES, INC.
                                Balance Sheets
                                  (Unaudited)
                                (In thousands)

                                                March 31,       December 31,
                                                   1995             1994
                                                ---------       ------------

                 Assets

Current assets:
   Cash and cash equivalents                    $   3,578         $   2,214
   Trade accounts receivable, net                  11,127             9,631
   Prepaid expenses and other                         830               599
   Deferred tax asset (Note 3)                      1,165               914
                                                ---------         ---------
       Total current assets                        16,700            13,358

Intangibles, net (Note 2)                           4,791             4,936
Property and equipment, net                         2,132             2,110
Restricted marketable securities
 and workers' compensation deposits                 4,178             4,196
Other assets                                           70                65
                                                ---------         ---------

                                                $  27,871         $  24,665
                                                =========         =========

    Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt            $      31         $      31
   Income taxes payable (Note 3)                      435                 -
   Accounts payable                                   635               218
   Accrued payroll, payroll taxes
    and related benefits                            5,865             5,057
   Accrued workers' compensation claims
    liabilities                                     3,002             2,358
   Customer safety incentives payable                 814               805
                                                ---------         ---------
       Total current liabilities                   10,782             8,469
                                                ---------         ---------

Long-term debt, net of current portion                903               908
Customer deposits                                     750               669
Long-term workers' compensation
 liabilities                                          164               164
                                                ---------         ---------
                                                   12,599            10,210
                                                ---------         ---------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500
    shares authorized, 6,478 and 6,367
    shares issued and outstanding,
    respectively                                       65                64
   Additional paid-in capital                       9,450             8,978
   Retained earnings                                5,757             5,413
                                                ---------         ---------
                                                   15,272            14,455
                                                ---------         ---------

                                                $  27,871         $  24,665
                                                =========         =========

  The accompanying notes are an integral part of these financial statements.

                        BARRETT BUSINESS SERVICES, INC.
                           Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)



                                                  Three Months Ended
                                                       March 31,
                                                ------------------------
                                                      1995          1994
                                                      ----          ----
Revenues:
  Temporary staffing services                  $   20,604     $   11,761
  Professional employer services                   18,694         15,306
                                               ----------     ----------
                                                   39,298         27,067
Cost of revenues:
  Direct payroll costs                             29,744         20,396
  Payroll taxes and benefits                        3,581         12,566
  Workers' compensation                             2,307            884
  Safety incentives                                   187            250
                                               ----------     ----------

                                                   35,819         24,096
                                               ----------     ----------

Gross margin                                        3,479          2,971

Selling, general and administrative
 expenses                                           2,875          1,984

Amortization of intangibles                           145             67
                                               ----------     ----------
Income from operations                                459            920

Other income (expense):
   Interest expense                                   (14)           (27)
   Interest income                                    107             55
   Other, net                                           3             31
                                               ----------     ----------
                                                       96             59
                                               ----------     ----------

Income before provision for income taxes              555            979

Provision for income taxes (Note 3)                   211            371
                                               ----------     ----------

Net income                                     $      344     $      608
                                               ==========     ==========

Primary earnings per share (Note 5)            $      .05     $      .09
                                               ==========     ==========

Primary weighted average number of common stock
 equivalent shares outstanding                      6,723          6,542
                                                ==========    ==========




  The accompanying notes are an integral part of these financial statements.

                        BARRETT BUSINESS SERVICES, INC.
                           Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                        Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                             1995        1994
                                                             ----        ----
Cash flows from operating activities:
    Net income                                          $    344    $    608

    Reconciliation of net income to cash
      from operations:
          Depreciation and amortization                      200         110
    Changes in certain assets and liabilities:
          Marketable securities                                -       2,244
          Accounts receivable, net                        (1,496)     (2,803)
          Prepaid expenses and other                        (231)       (307)
          Deferred tax asset                                (251)         67
          Accounts payable                                   417          75
          Accrued payroll and benefits                       808       2,114
          Accrued workers' compensation claims               644        (166)
          Customer safety incentives payable                   9          71
          Income taxes payable                               435         198
          Customer deposits and other, net                    76          22
                                                         --------    --------
    Net cash provided by operating activities                955       2,233
                                                         --------    --------
Cash flows from investing activities:
          Increase in intangibles through
            acquisitions                                       -      (4,498)
          Purchase of fixed assets                           (77)       (157)
          Proceeds from sales of marketable
            securities                                        18       4,062
                                                         --------    --------
    Net cash used in investing activities                    (59)       (593)
                                                         --------    --------
Cash flows from financing activities:
          Payments on long-term debt                          (5)       (109)
          Proceeds from exercise of stock
            options and warrants                             473           -
                                                         --------    --------
    Net cash provided by (used in) financing
      activities                                             468       (109)
                                                         --------    --------

Net increase in cash and cash equivalents                   1,364       1,531

Cash and cash equivalents, beginning of
  period                                                    2,214       1,127

                                                         --------    --------
Cash and cash equivalents, end of period                 $  3,578    $  2,658
                                                         ========    ========

Supplemental non-cash disclosure:
Issues of common stock to acquire
  intangibles                                                        $    228
                                                                     ========

  The accompanying notes are an integral part of these financial statements.

                        BARRETT BUSINESS SERVICES, INC.
                         Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS:

          The accompanying financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K at pages 21-38. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.


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

          On December 26, 1994, the Company purchased certain assets of Max Johnson Enterprises, Inc., operating as Construction Workforce, a company located in Spokane, Washington which specializes in providing highly skilled temporary craftsmen to the commercial construction industry. Of the $300,000 purchase price, the Company paid $60,000 in cash and issued 17,142 shares of its common stock with a then-fair market value of $240,000. The acquisition was accounted for under the purchase method of accounting which resulted in $285,000 of intangible assets and $15,000 of fixed assets.

          On December 29, 1994, the Company purchased for $51,000 cash certain assets of Advanced Temporary Systems, Inc., a company engaged in the temporary staffing business in Kent, Washington. The Company accounted for the acquisition under the purchase method of accounting which resulted in $51,000 of intangible assets.


NOTE 3 - PROVISION FOR INCOME TAXES:

          Deferred tax assets (liabilities) are comprised of the following components (in thousands):


                                           March 31, 1995    December 31, 1994
                                           --------------    -----------------
Accrued workers' compensation claim
 liabilities . . . . . . . . . . . . . .       $ 1,244               $ 982

Allowance for doubtful accounts . . .               25                  25

Tax depreciation in excess of book
 depreciation . . . . . . . . . . . .             (104)                (93)
                                               -------               -----

                                               $ 1,165               $ 914
                                               =======               =====





The provision for income taxes for the three months ended March 31, 1995 and 1994, is as follows (in thousands):

                                               Three Months      Three Months
                                                  Ended              Ended
                                              March 31, 1995    March 31, 1994
                                              --------------    --------------
Current:
   Federal . . . . . . . . . . . . . . . . .      $  380            $  251
   State . . . . . . . . . . . . . . . . . .          82                53
                                                  ------            ------
                                                     462               304

Deferred:
   Federal . . . . . . . . . . . . . . . . .        (209)               56

   State . . . . . . . . . . . . . . . . . .         (42)               11
                                                  ------            ------
                                                    (251)               67
                                                  ------            ------
   Provision for income taxes                     $  211            $  371
                                                  ======            ======


NOTE 4 - STOCK INCENTIVE PLAN:

      In 1993, the Company adopted a stock incentive plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 800,000.

      The following table summarizes options granted under the Plan in 1995:



                                          No. of
                                          Options          Range of Prices
                                          -------          ---------------
Outstanding at December 31, 1994          306,575         $  3.50 to $ 13.56



Options granted                            21,500         $ 14.00
Options exercised                          (1,000)        $  9.50
Options canceled or expired                     -
                                          -------

Outstanding at March 31, 1995             327,075         $ 3.50 to $ 14.00
                                          =======

Available for grant at March 31, 1995     445,750
                                          =======

The options listed in the table will become exercisable in equal annual installments beginning one year after the date of grant.


NOTE 5 - NET INCOME PER SHARE:

         Net income per share is computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the period.


NOTE 6 - SUBSEQUENT EVENT:

         Subsequent to the end of the first quarter, on May 8, 1995, an employee of the Company was fatally injured. Pursuant to the Company's self-insured workers' compensation arrangements, this event will result in an after-tax charge of not more than $217,000 in the second quarter ended
June 30, 1995.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      Results of Operations

         The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three months ended March 31, 1995 and 1994.


                                                              Percentage of
                                                             Total Revenues
                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                              1995     1994
                                                              ----     ----
Revenues:
  Temporary staffing services                                 52.4%    43.4%
  Professional employer services                              47.6     56.6
                                                             -----    -----
     Total revenues                                          100.0    100.0
                                                             -----    -----
Cost of revenues:
  Direct payroll costs                                        75.7     75.3
  Payroll taxes and benefits                                   9.1      9.5
  Workers' compensation                                        5.8      3.3
  Safety incentives                                             .5        9
                                                             -----    -----
Total cost of revenues                                        91.1     89.0
                                                             -----    -----
Gross margin                                                   8.9     11.0
Selling, general and administrative expenses                   7.7      7.6
                                                             -----    -----
Income from operations                                         1.2      3.4
Other income (expense)                                          .2       .2
                                                             -----    -----
Pretax income                                                  1.4      3.6
Provision for income taxes                                      .5      1.4
                                                             -----    -----
Net income                                                      .9      2.2
                                                             =====    =====

      Three Months Ended March 31, 1995 and 1994

            Net income for the first quarter of 1995 was $344,000, a decrease of $264,000 or 43.4% from the same period in 1994. The decline in net income was due to a lower gross margin percent which was the direct result of an increase in workers' compensation expense. Earnings per share for the first quarter of 1995 were $.05 as compared to $.09 for the comparable 1994 quarter.

            Revenues for the first quarter of 1995 totaled approximately $39.3 million, an increase of approximately $12.2 million or 45.2% over the first quarter of 1994. The quarter-over-quarter internal growth rate of revenues was 19.1%. The growth rate of total revenues exceeded the internal growth rate due to the acquisition of two temporary staffing businesses during the first quarter of 1994. These two acquisitions also account for the principal factors which increased the mix of temporary staffing services for the first quarter of 1995 to 52.4% of total revenues, up from 43.4% of total revenues for the comparable 1994 period. Professional employer (staff leasing) services had a correlative decline in sales mix for the first quarter of 1995 to 47.6% of total revenues as compared to 56.6% of total revenues for the same period in 1994.

            Gross margin for the first quarter of 1995 totaled approximately $3.5 million or 8.9% of revenues. Although gross margin dollars for the first quarter of 1995 increased approximately $0.5 million over the first quarter of 1994, the 1995 gross margin of 8.9%, expressed as a percent of revenues, declined 210 basis points from the comparable 1994 rate of 11.0%. This decline was solely attributable to an increase in self-insured workers' compensation expense from 3.3% to 5.8% as a percent of sales. The higher expense for the 1995 period of approximately $1.4 million over the comparable period a year ago was due to increases in workers' compensation claims and adverse development of previously reserved claims, coupled with a $350,000 pre-tax charge related to one claim arising from a serious injury to an employee.

            As previously reported, it is management's belief that the Company has taken the necessary corrective actions internally to more effectively manage its self-insured workers' compensation risks and to further ensure continuing compliance with safe-work standards by the Company's customers.

            Selling, general and administrative expenses (including the amortization of intangibles) amounted to 7.7% of revenues for the first quarter of 1995 as compared to 7.6% of revenues for the comparable 1994 period. The increase for 1995 over the 1994 period was primarily due to (i) the acquisition of two temporary staffing businesses in the first quarter of 1994, which have higher administrative overhead requirements as compared to staff leasing services and (ii) additional management staff to support the increased business activity.

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


      Liquidity and Capital Resources

            The Company's cash position of $3,578,000 at March 31, 1995 increased $1,364,000 from December 31, 1994. This increase over the year-end balance was principally due to cash provided by operating activities and proceeds received from the exercise of warrants to purchase shares of common stock.

            Net cash provided by operating activities for the three months ended March 31, 1995 amounted to $955,000 as compared to $2,233,000 for the comparable 1994 period. For the 1995 period, cash flow generated by increases in accounts payable, accrued payroll and benefits and workers' compensation claims were offset in part by a $1,496,000 increase in accounts receivable. The increase in the March 31, 1995 accounts receivable balance was due in part to higher revenues for the first quarter of 1995 over the first quarter of 1994, together with an increase in the number of days' sales in receivables to
22.8 days at March 31, 1995 from 20.7 days at March 31, 1994. This increase was attributable to the increase in the mix of temporary staffing revenues which have longer credit terms as compared to the cash terms of professional employer services.

            Net cash used in investing activities totaled $59,000 for the three months ended March 31, 1995 as compared to $593,000 for the similar 1994 period. For the 1995 period, the principal use of cash for investing activities was the purchase of fixed assets. The Company presently has no material long-term capital commitments. During the comparable 1994 quarter, the $4.5 million increase in intangibles was a result of certain business acquisitions which were funded in part by $4.1 million of proceeds from the sale of marketable securities.

            Net cash provided by financing activities for the three months ended March 31, 1995 was $468,000, which compares to $109,000 used in financing activities for the comparable 1994 period. The principal source of cash provided by financing activities arose from the exercise of warrants to purchase 110,000 shares of the Company's common stock at $4.20 per share.
Such warrants were received by the Company's underwriters in connection with its June 1993 initial public offering of common stock. As of the date of this filing, such underwriters continue to hold warrants to purchase 90,000 shares of common stock at $4.20 per share.

            The Company's business strategy continues to include growth through the expansion of operations at existing offices and through the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated.

            As previously reported, the Company was granted self-insured employer status for workers' compensation purposes by the state of California during the first quarter of 1995. To satisfy that state's surety deposit requirements, the Company provided the state of California with a letter of credit in the amount of $1,572,000.

            The Company presently has an unsecured $4.0 million revolving credit facility which expires on May 31, 1995. There was no outstanding balance at March 31, 1995. Management believes that the renewal of such credit facility will be in an amount and on such terms and conditions that will be not less favorable than the current credit arrangement. Management also believes that the new credit facility and other sources of financing, together with anticipated funds generated from operations, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

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

      (b)   Reports on Form 8-K

            On March 23, 1995, the Company filed a Current Report on Form 8-K dated March 20, 1995, to report that the Company had obtained self-insured employer status for workers' compensation purposes in the state of California and that the Company would incur a pre-tax charge of $350,000 for workers' compensation expense in the first quarter of 1995 in connection with a serious work-related injury sustained by an employee.

            Subsequent to quarter end, on May 3, 1995, the Company filed a Current Report on Form 8-K dated April 26, 1995, to report that the Company expects lower net earnings of approximately $.05 per share for the first quarter of 1995 as compared to $.09 per share for the first quarter of 1994. The reduction in expected net income is attributable to substantially higher workers' compensation expense which more than offset the benefit of a 45% increase in revenues for the first quarter of 1995 over the comparable 1994 quarter.

                                  SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BARRETT BUSINESS SERVICES, INC.
                                        (Registrant)





Date:  May 11, 1995                    By: /s/Michael D. Mulholland
                                           Michael D. Mulholland
                                           Vice President-Finance
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX



Exhibit


11    Statement of Calculation of Average
      Common Shares Outstanding

27    Financial Data Schedule