Form 10-Q
period 1995-06-30
BARRETT BUSINESS SERVICES INC
filed 1995-08-10
CIK 902791

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1995

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

            Yes [ X ]         No [   ]

Number of shares of Common Stock, $.01 par value outstanding at July 31, 1995 was 6,483,642 shares.

                        BARRETT BUSINESS SERVICES, INC.

                                     INDEX

                                                                          Page

Part I - Financial Information

      Item 1.     Financial Statements

                  Balance Sheets - June 30, 1995 and
                  December 31, 1994. . . . . . . . . . . . . . . . . . . .3

                  Statements of Operations - Three Months
                  Ended June 30, 1995 and 1994 . . . . . . . . . . . . . .4

                  Statements of Operations - Six Months
                  Ended June 30, 1995 and 1994 . . . . . . . . . . . . . .5

                  Statements of Cash Flows - Six Months
                  Ended June 30, 1995 and 1994 . . . . . . . . . . . . . .6

                  Notes to Financial Statements. . . . . . . . . . . . . .7

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations. . . . . .9


Part II - Other Information

      Item 4.     Submission of Matters to a Vote of Security
                  Holders. . . . . . . . . . . . . . . . . . . . . . . . 14

      Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . 14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15


Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                        PART I - Financial Information

Item 1.  Financial Statements

                        BARRETT BUSINESS SERVICES, INC.
                                Balance Sheets
                                (In thousands)


               Assets               (Unaudited)
                                     June 30,        December 31,
                                       1995               1994
                                    -----------      ------------
Current assets:
   Cash and cash equivalents         $    2,221         $  2,214
   Trade accounts receivable, net        13,485            9,631
   Prepaid expenses and other               590              599
   Deferred tax asset (Note 2)            1,201              914
                                     ----------       ----------
         Total current assets            17,497           13,358

Intangibles, net                          4,652            4,936
Property and equipment, net               2,195            2,110
Restricted marketable securities
 and workers' compensation deposits       4,904            4,196
Other assets                                 97               65
                                     ----------       ----------
                                      $  29,345         $ 24,665
                                     ==========       ==========

      Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt  $      31         $     31
   Income taxes payable (Note 2)            272                -
   Accounts payable                         546              218
   Accrued payroll, payroll taxes
    and related benefits                  6,422            5,057
   Accrued workers' compensation claims
    liabilities                           2,981            2,358
   Customer safety incentives payable       830              805
                                     ----------       ----------
     Total current liabilities           11,082            8,469

Long-term debt, net of current portion      895              908
Customer deposits                           710              669
Long-term workers' compensation
 liabilities                                324              164
                                     ----------       ----------

Commitments and contingencies            13,011           10,210
                                     ----------       ----------

Stockholders' Equity:
   Common stock, $.01 par value; 20,500
    shares authorized, 6,483 and 6,367
    shares issues and outstanding,
    respectively                             65               64
   Additional paid-in capital             9,473            8,978
   Retained earnings                      6,796            5,413
                                     ----------       ----------
                                         16,334           14,455
                                     ----------       ----------
                                      $  29,345         $ 24,665
                                     ==========       ==========



  The accompanying notes are an integral part of these financial statements.

                        BARRETT BUSINESS SERVICES, INC.
                           Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                           Three Months Ended
                                                  June 30,
                                          -------------------
                                            1995         1994
                                            ----         ----
Revenues:
   Temporary staffing services            $ 24,333  $  18,661
   Professional employer services           20,231     16,475
                                          --------   --------
                                            44,564     35,136

Cost of revenues:
   Direct payroll costs                     33,659     26,213
   Payroll taxes and benefits                4,044      3,246
   Workers' compensation                     1,707      1,511
   Safety incentives                           235        247
                                          --------   --------
                                            39,645     31,217

Gross margin                                 4,919      3,919
Selling, general and administrative
 expenses                                    3,226      2,560
Amortization of intangibles                    138        113
                                          --------   --------
Income from operations                       1,555      1,246

Other income (expense):
   Interest expense                            (20)       (35)
   Interest income                              95         29
   Other, net                                   28          1
                                          --------   --------
                                               103         (5)
                                          --------   --------

Income before provision for income taxes     1,658      1,241
Provision for income taxes                     619        476
                                          --------   --------
Net income                                 $ 1,039    $   765
                                          ========   ========

Primary earnings per share (Note 5)        $  0.16    $  0.12
                                          ========   ========

Primary weighted average number of common
 stock equivalent shares outstanding         6,639      6,622
                                          ========   ========









  The accompanying notes are an integral part of these financial statements.

                        BARRETT BUSINESS SERVICES, INC.
                           Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                          Six Months Ended
                                                              June 30,
                                                          -------------------
                                                             1995       1994
                                                          --------     ------
Revenues:
   Temporary staffing services                           $  44,937   $  30,421
   Professional employer services                           38,926      31,782
                                                         ---------   ---------
                                                            83,863      62,203
Cost of revenues:
   Direct payroll costs                                     63,403      46,609
   Payroll taxes and benefits                                7,626       5,812
   Workers' compensation                                     4,014       2,396
   Safety incentives                                           422         497
                                                         ---------   ---------
                                                            75,465      55,314
                                                         ---------   ---------

Gross margin                                                 8,398       6,889

Selling, general and administrative
 expenses                                                    6,101       4,543
Amortization of intangibles                                    284         180
                                                         ---------   ---------

Income from operations                                       2,013       2,166

Other income (expense):
   Interest expense                                           (33)        (63)
   Interest income                                             202          85
  Other, net                                                    30          32
                                                         ---------   ---------
                                                               199          54
                                                         ---------   ---------

Income before provision for income taxes                     2,212       2,220
Provision for income taxes                                     829         847
                                                         ---------   ---------

Net income                                               $   1,383   $   1,373
                                                         =========   =========

Primary earnings per share (Note 5)                      $    0.21   $    0.21
                                                         =========   =========

Primary weighted average number of common
 stock equivalent shares outstanding                         6,653       6,580
                                                         =========   =========








  The accompanying notes are an integral part of these financial statements.

                        BARRETT BUSINESS SERVICES, INC.
                           Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                       Six Months Ended
                                                            June 30,
                                                     --------------------
                                                      1995          1994
                                                     -------     --------
Cash flows from operating activities:
  Net income                                       $   1,383     $ 1,373
  Reconciliation of net income to cash
   from operations:
     Depreciation and amortization                       398         276
     Gain on sale of marketable securities               (25)          -


  Changes in certain assets and liabilities:
     Trade accounts receivable, net                   (3,854)      (5,179)
     Prepaid expenses and other                            9         (199)
     Deferred tax asset                                 (287)          28
     Accounts payable                                    328          157
     Accrued payroll, payroll taxes and related
           benefits                                    1,365        3,257
     Accrued workers' compensation claims
           liabilities                                   783          (68)
     Customer safety incentives payable                   25          155
     Income taxes payable                                272           15
     Customer deposits and other, net                      9           61
                                                   ----------    ---------


  Net cash provided by (used in) operating
   activities                                            406         (124)
                                                   ----------    ---------


Cash flows from investing activities:
     Increase in intangibles through
      acquisitions                                         -       (4,498)
     Purchases of fixed assets                          (199)        (294)
     Proceeds from sales of marketable
      securities                                       1,035        6,416
     Purchases of marketable securities               (1,718)        (501)
                                                   ----------    ---------
  Net cash (used in) provided by investing
   activities                                           (882)       1,123
                                                   ----------    ---------

Cash flows from financing activities:
     Payments on long-term debt                          (13)        (116)
     Proceeds from exercise of stock
      options and warrants                               496            -
                                                   ----------    ---------

  Net cash provided by (used in) financing
   activities                                            483         (116)
                                                   ----------    ---------

Net increase in cash and cash equivalents                  7          883

Cash and cash equivalents, beginning of period         2,214        1,127
                                                   ----------    ---------

Cash and cash equivalents, end of period               2,221        2,010
                                                   ==========    =========

Issuance of common stock to acquire intangibles    $       -     $    228
                                                   ==========    =========






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


NOTE 2 - PROVISION FOR INCOME TAXES:

           Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                             June 30, 1995   December 31, 1994
                                             -------------   -----------------
    Accrued workers' compensation claims
      liabilities. . . . . . . . . . . . . .  $   1,300           $  982

    Allowance for doubtful accounts. . . . .         12               25

    Tax depreciation in excess of book
     depreciation. . . . . . . . . . . . . .       (111)             (93)
                                                -------            -----
                                              $   1,201           $  914
                                                =======            =====

The provision for income taxes for the six months ended June 30, 1995 and 1994, is as follows (in thousands):

                                               Six Months       Six Months
                                                  Ended            Ended
                                              June 30, 1995    June 30, 1994
                                              -------------    -------------
Current:
    Federal. . . . . . . . . . . . . . . .      $    913         $     673
    State. . . . . . . . . . . . . . . . .           203               145
                                                 -------          --------
                                                   1,116               818
Deferred:
    Federal. . . . . . . . . . . . . . . .         (239)                24
    State. . . . . . . . . . . . . . . . .          (48)                 5
                                                 -------          --------
                                                   (287)                29
                                                 -------          --------

    Provision for income taxes                  $    829         $     847
                                                 =======          ========

NOTE 3 - STOCK INCENTIVE PLAN:

          In 1993, the Company adopted a stock incentive plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 800,000.

          The following table summarizes options granted under the Plan in 1995:


Outstanding at December 31, 1994      306,575      $ 3.50 to $13.56

Options granted                        31,500      $11.50 to $14.00
Options exercised                      (6,325)     $ 3.50 to $ 9.50
Options canceled or expired            (5,000)     $ 3.50 to $ 9.50
                                      -------
Outstanding at June 30, 1995          326,750      $ 3.50 to $14.00
                                      =======
Available for grant at
 June 30, 1995                        440,750
                                      =======

The options listed in the table will become exercisable in equal annual installments beginning one year after the date of grant.


NOTE 4 - NET INCOME PER SHARE:

         Net income per share is computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the period.


NOTE 5 - SUBSEQUENT EVENT:

         Subsequent to the end of the second quarter, effective July 17, 1995, the Company purchased certain assets of Mid-Del Employment Service, Inc., Sussex Employment Services, Inc., PPI (Prestige Personnel) - Salisbury, Inc. and Del-Mar-Va Nurses-On-Call Inc. These companies are engaged in the temporary staffing business in eastern Maryland and Delaware. The all-cash purchase price of $950,000 was accounted for under the purchase method of accounting which resulted in $925,000 of intangible assets and $25,000 of fixed assets.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      Results of Operations

            The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three and six-month periods ended June 30, 1995 and 1994.

                                            Percentage of Total Revenues
                                      ---------------------------------------
                                      Three Months Ended     Six Months Ended
                                           June 30,                June 30,
                                      ------------------     ----------------
                                             1995     1994    1995     1994
                                             ----     ----    ----     ----
Revenues:
   Temporary staffing services . . . . . .   54.6%    53.1%   53.6%    48.9%
   Professional employer services . . . . .  45.4     46.9    46.4     51.1
                                             ----     ----    ----     ----
      Total revenues . . . . . . . . . . .  100.0    100.0   100.0    100.0
                                            -----    -----   -----    -----
Cost of revenues:
   Direct payroll costs  . . . . . . . . .   75.5     74.6    75.6     74.9
   Payroll taxes and benefits. . . . . . .    9.2      9.3     9.1      9.4
   Workers' compensation . . . . . . . . .    3.8      4.3     4.8      3.8
   Safety incentives . . . . . . . . . . .     .5       .7      .5       .8
                                             ----     ----    ----     ----
      Total cost of revenues                 89.0     88.9    90.0     88.9
                                             ----     ----    ----     ----
Gross margin . . . . . . . . . . . . . . .   11.0     11.1    10.0     11.1
Selling, general and administrative
 expenses. . . . . . . . . . . . . . . . .    7.5      7.6     7.6      7.6
                                             ----     ----    ----     ----
Income from operations . . . . . . . . . .    3.5      3.5     2.4      3.5
Other income (expense) . . . . . . . . . .     .2        -      .2       .1
                                              ---      ---     ---      ---
Pretax income. . . . . . . . . . . . . . .    3.7      3.5     2.6      3.6
Provision for income taxes . . . . . . . .    1.4      1.3     1.0      1.4
                                              ---      ---     ---      ---
Net income . . . . . . . . . . . . . . . .    2.3      2.2     1.6      2.2
                                              ===      ===     ===      ===


                   Three Months Ended June 30, 1995 and 1994

             Net income for the second quarter of 1995 was $1,039,000, an increase of $274,000 or 35.8% over the same period in 1994. The increase in net income was attributable to increased revenues as gross margin and selling, general and administrative expenses, expressed as a percentage of revenues, were generally comparable. Earnings per share for the second quarter of 1995 were $.16 as compared to $.12 for the second quarter of 1994.

             Revenues for the second quarter of 1995 totaled approximately $44.6 million, an increase of approximately $9.4 million or 26.8% over the second quarter of 1994. The quarter-over-quarter internal growth rate of revenues was 25.6%. The percentage increase in total revenues exceeded the internal growth rate of revenues due to the acquisition of two temporary staffing businesses during the fourth quarter of 1994. The mix of temporary staffing services as a percent of total revenues increased to 54.6%, up from 53.1% of total revenues for the comparable 1994 period primarily due to the robust growth of temporary staffing services in California. Professional employer (staff leasing) services had a correlative decline in sales mix for the second quarter of 1995 to 45.4% of total revenues as compared to 46.9% of total revenues for the same period in 1994.

             Gross margin for the second quarter of 1995 totaled approximately $4.9 million or 11.0% of revenues, which represented an increase of $1.0 million over the same period of 1994. The gross margin percent decreased to 11.0% for the second quarter of 1995 from 11.1% for the second quarter of 1994 as a result of increased direct payroll costs as a percentage of revenues. The increase in direct payroll costs, as a percentage of revenues, were offset in part by decreases, as a percentage of revenues, in workers' compensation and safety incentives expenses. In spite of a previously reported employee fatality in May of 1995, the Company's workers' compensation expense for the second quarter of 1995 declined to 3.8% of revenues as compared to 4.3% of revenues for the comparable quarter in 1994.

             Effective May 1, 1995, the Company was granted self-insured employer status for workers' compensation purposes by the United States Department of Labor for longshore and harbor workers coverage. The Company's self-insured arrangement includes a self-insured retention of $500,000 per occurrence combined with excess insurance through a third-party insurance company for losses in excess of the retention. The market opportunity for the Company's services to employers in this line of business are principally in the greater Seattle area and other major seaport cities in Washington, Oregon, California and Maryland.

             Selling, general and administrative expenses (including the amortization of intangibles) amounted to approximately $3.4 million, an increase of $.7 million or 25.8% over the comparable period in 1994. The increase was primarily attributable to additional branch office staffing to support increased business activity. Selling, general and administrative expenses, expressed as a percentage of revenues, decreased slightly from 7.6% for the second quarter of 1994 to 7.5% of revenues for the second quarter of 1995.

                   Six Months Ended June 30, 1995 and 1994

             Net income for the six months ended June 30, 1995 was $1,383,000, an increase of $10,000 or 0.7% over the same period in 1994. The increase in net income was due to increased sales growth which was substantially offset by a lower gross margin percentage in the first quarter of 1995 owing to increased workers' compensation expense. Earnings per share for the six months ended June 30, 1995 were $.21, the same as for the six months ended June 30, 1994.

             Revenues for the six months ended June 30, 1995 totaled approximately $83.9 million, an increase of approximately $21.7 million or 34.8% over the comparable period of 1994. The internal growth rate of revenues was 24.7%. The growth rate of total revenues exceeded the internal growth rate due to the acquisition of two temporary staffing businesses during the first quarter of 1994. These two acquisitions also account for the principal factors for the increase in the mix of temporary staffing services for the six-month period of 1995 to 53.6% of total revenues, up from 48.9% of total revenues for the comparable 1994 period. Professional employer services as a component of the sales mix had a correlative decline for the six-month period of 1995 to 46.4% of total revenues as compared to 51.1% of total revenues for the same period of 1994.

             Gross margin for the six-month period ended June 30, 1995 totaled approximately $8.4 million or 10.0% of revenues. Although gross margin dollars for the six-month period of 1995 increased approximately $1.5 million or 21.9% over the same period in 1994, the 1995 gross margin of 10.0% declined from the comparable 1994 rate of 11.1%. This decline was primarily attributable to an increase in self-insured workers' compensation expense from 3.8% to 4.8% as a percent of revenues. The higher expense for the 1995 period of approximately $1.6 million over the comparable period of 1994 was due to increases in workers' compensation claims and adverse development of pre-1995 reserved claims, which primarily occurred during the first three months of 1995.

             Selling, general and administrative expenses (including the amortization of intangibles) amounted to approximately $6.4 million or 7.6% of revenues for the six months ended June 30, 1995 as compared to approximately $4.7 million or 7.6% of revenues for the comparable period of 1994. The increase in dollars was primarily due to increased branch office staff added to support the increased business activity.


Seasonal Fluctuations

                   The Company's revenues historically have been subject to some seasonal fluctuation, particularly in its temporary staffing business. Demand for the Company's temporary employees and certain staff leasing clients decline during the year-end holiday season and periods of inclement weather. Correspondingly, demand for temporary staffing services, and the operations of some staff leasing clients, particularly agricultural and forest products-related companies, increase during the second and third quarters. As professional employer (staff leasing) revenues increase in comparison to total revenues, the effect of seasonal fluctuations on the Company's revenues may diminish.


             Liquidity and Capital Resources

             The Company's cash position of $2,221,000 at June 30, 1995 increased by $7,000 from December 31, 1994. The small increase was primarily due to cash provided by operating activities and proceeds received from the exercise of warrants to purchase shares of common stock were substantially offset by net purchases of restricted marketable securities.

             Net cash provided by operating activities for the six months ended June 30, 1995 amounted to $406,000 as compared to cash used in operating activities of $124,000 for the comparable 1994 period. For the 1995 period, cash flow generated by increases in accounts payable, accrued payroll and benefits and workers' compensation claims accruals were offset by a $3,854,000 increase in accounts receivable. The increase in the June 30, 1995 accounts receivable balance was primarily due to higher revenues for the first six months of 1995 over the comparable 1994 period, as the number of days sales in receivables remained generally consistent.

             Net cash used in investing activities totaled $882,000 for the six months ended June 30, 1995 as compared to net cash provided by investing activities of $1,123,000 for the similar 1994 period. For the 1995 period, the principal use of cash for investing activities was the purchase of restricted marketable securities to satisfy various state and federal self-insured workers' compensation surety deposit requirements. During the comparable 1994 comparable period, the $4.5 million increase in intangibles was the result of certain business acquisitions which were funded substantially from the $6.4 million of proceeds from the sale of marketable securities. The Company presently has no material long-term capital commitments.

             Net cash provided by financing activities for the six-month period ended June 30, 1995 was $483,000, which compares to $116,000 used in financing activities for the comparable 1994 period. The principal source of cash provided by financing activities arose from the exercise of warrants to purchase 110,000 shares of the Company's common stock at $4.20 per share.
Such warrants were received by the Company's underwriters in connection with its June 1993 initial public offering of common stock. As of the date of this filing, an underwriter continues to hold warrants to purchase 90,000 shares of common stock at $4.20 per share.

             The Company's business strategy continues to include growth through the expansion of operations at existing offices and through the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas. As disclosed in Note 5 to the financial statements included herein, the Company purchased, as of July 17, 1995, certain assets of four temporary staffing companies located in Delaware and Maryland for $950,000 cash. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will consummated.

             As previously discussed, the Company was granted self-insured employer status for workers' compensation purposes for longshore and harbor workers coverage. To satisfy the surety deposit requirements of the United States Department of Labor, the Company purchased a U.S. Treasury bill in the amount of $640,000.

             During the second quarter ended June 30, 1995, the Company renewed its unsecured $4.0 million revolving credit facility through May 30, 1996. There was no outstanding balance at June 30, 1995. The renewal of the credit facility was on terms and conditions not less favorable than the prior credit arrangement which expired on May 31, 1995. Management believes that the current credit facility and other sources of financing, together with anticipated funds generated from operations, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.


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

Part II - Other Information


Item 4.      Submission of Matters to a Vote of Security Holders

      The Company held its 1995 annual meeting of stockholders on May 18, 1995. The following directors were elected at the annual meeting:

                                                            ABSTENTIONS AND
                                  FOR           WITHHELD    BROKER NON-VOTES
                                  ---           --------    ----------------
         Robert R. Ames           5,702,565      13,976
         Jeffrey L. Beaudoin      5,702,565      13,976
         Stephen A. Gregg         5,702,565      13,976
         Anthony Meeker           5,702,565      13,976
         Stanley G. Renecker      5,702,565      13,976
         William W. Sherertz      5,702,860      13,681


      Other matters presented for action at the annual meeting were approved by the following vote:

                                                             ABSTENTIONS AND
                                  FOR            AGAINST     BROKER NON-VOTES
                                  ---            -------     ----------------
Approval of the appointment       5,711,479      3,326            1,736
of Price Waterhouse LLP as
independent accountants


Item 6.  Exhibits and Reports on Form 8-K

      (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

      (b) Except as setforth in the Registrant's Quarterly Report on Form 10-Q, Item 6 (b) for the quarterly period ended March 31, 1995, no reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

                                  SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BARRETT BUSINESS SERVICES, INC.
                                        (Registrant)





Date:  August 10, 1995                 By: /s/Michael D. Mulholland
                                           Michael D. Mulholland
                                           Vice President-Finance
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX




Exhibit


4.4 Fourth Amendment to Loan Agreement between the Registrant and First Interstate Bank of Oregon, N.A. dated June 1, 1995, together with Optional Advance Note dated June 1, 1995 and Interest Rate Option Agreement dated June 1, 1995.

11    Statement of Calculation of Average
      Common Shares Outstanding

27    Financial Data Schedule