Form 10-Q
period 1995-09-30
BARRETT BUSINESS SERVICES INC
filed 1995-11-13
CIK 902791

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1995

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

            Yes [ X ]         No [   ]

Number of shares of Common Stock, $.01 par value outstanding at October 31, 1995 was 6,477,967 shares.

                        BARRETT BUSINESS SERVICES, INC.

                                     INDEX

                                                                          Page

Part I - Financial Information

      Item 1.     Financial Statements

                  Balance Sheets - September 30, 1995 and
                  December 31, 1994. . . . . . . . . . . . . . . . . . . . . 3

                  Statements of Operations - Three Months
                  Ended September 30, 1995 and 1994. . . . . . . . . . . . . 4

                  Statements of Operations - Nine Months
                  Ended September 30, 1995 and 1994. . . . . . . . . . . . . 5

                  Statements of Cash Flows - Nine Months
                  Ended September 30, 1995 and 1994. . . . . . . . . . . . . 6

                  Notes to Financial Statements. . . . . . . . . . . . . . . 7

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations . . . . . . . . . . . . . . . . . . . . . . . .10


Part II - Other Information

      Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . .16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17


Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

                        PART I - Financial Information

Item 1.  Financial Statements

                        BARRETT BUSINESS SERVICES, INC.
                                Balance Sheets
                                  (Unaudited)
                                (In thousands)

                                               September 30,     December 31,
                                                   1995               1994
                                               -------------     ------------
                  Assets

Current assets:
   Cash and cash equivalents                    $   1,964         $   2,214
   Trade accounts receivable, net                  15,339             9,631
   Prepaid expenses and other                         657               599
   Deferred tax asset (Note 3)                      1,090               914
                                                ---------         ---------
        Total current assets                       19,050            13,358
Intangibles, net                                    5,455             4,936
Property and equipment, net                         2,259             2,110
Restricted marketable securities
 and workers' compensation deposits                 4,901             4,196
Other assets                                          109                65
                                                ---------         ---------
                                                $  31,774         $  24,665
                                                =========         =========
      Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt            $      33         $      31
   Income taxes payable (Note 3)                      296                 -
   Accounts payable                                   543               218
   Accrued payroll, payroll taxes
    and related benefits                            7,588             5,057
   Accrued workers' compensation claims
    liabilities                                     2,734             2,358
   Customer safety incentives payable                 822               805
                                                ---------         ---------
     Total current liabilities                     12,016             8,469
Long-term debt, net of current portion                885               908
Customer deposits                                     701               669
Long-term workers' compensation liabilities           323               164
                                                ---------         ---------
                                                   13,925            10,210
                                                ---------         ---------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500
    shares authorized, 6,484 and 6,367
    shares issued and outstanding, respectively        65                64
   Additional paid-in capital                       9,476             8,978
   Retained earnings                                8,308             5,413
                                                ---------         ---------
                                                   17,849            14,455
                                                ---------         ---------
                                                $  31,774         $  24,665
                                                =========         =========

  The accompanying notes are an integral part of these financial statements.

                        BARRETT BUSINESS SERVICES, INC.
                           Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)



                                                       Three Months Ended
                                                         September 30,
                                                      -------------------
                                                       1995          1994
                                                      ------        -----
Revenues:
   Temporary staffing services                     $ 28,333      $ 21,561
   Professional employer services                    21,303        19,588
                                                   --------      --------
                                                     49,636        41,149

Cost of revenues:
   Direct payroll costs                              37,444        30,792
   Payroll taxes and benefits                         4,477         3,664
   Workers' compensation                              1,160         1,308
   Safety incentives                                    297           343
                                                   --------      --------
                                                     43,378        36,107

Gross margin                                          6,258         5,042

Selling, general and administrative
 expenses                                             3,748         2,980
Amortization of intangibles                             140           114
                                                   --------      --------

Income from operations                                2,370         1,948

Other income (expense):
   Interest expense                                     (22)          (21)
   Interest income                                       92            55
   Other, net                                             0             5
                                                   --------      --------
                                                         70            39
                                                   --------      --------

Income before provision for income taxes              2,440         1,987
Provision for income taxes                              927           752
                                                   --------      --------

Net income                                         $  1,513      $  1,235
                                                   ========      ========
Primary earnings per share (Note 5)                $   0.23      $   0.19
                                                   ========      ========

Primary weighted average number of common
 stock equivalent shares outstanding                  6,667         6,570
                                                    =======      ========





  The accompanying notes are an integral part of these financial statements.

                        BARRETT BUSINESS SERVICES, INC.
                           Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                           Nine Months Ended
                                                            September 30,
                                                           -----------------
                                                            1995       1994
                                                           -------   -------
Revenues:
   Temporary staffing services                            $ 73,271  $ 51,982
   Professional employer services                           60,228    51,370
                                                           -------   -------
                                                           133,499   103,352
Cost of revenues:
   Direct payroll costs                                    100,847    77,401
   Payroll taxes and benefits                               12,101     9,476
   Workers' compensation                                     5,174     3,703
   Safety incentives                                           720       840
                                                           -------   -------
                                                           118,842    91,420
                                                           -------   -------

Gross margin                                                14,657    11,932

Selling, general and administrative
 expenses                                                    9,850     7,524
Amortization of intangibles                                    424       294
                                                           -------   -------

Income from operations                                       4,383     4,114

Other income (expense):
   Interest expense                                            (56)      (84)
   Interest income                                             294       139
   Other, net                                                   31        37
                                                           -------   -------
                                                               269        92
                                                           -------   -------

Income before provision for income taxes                     4,652     4,206
Provision for income taxes                                   1,757     1,599
                                                           -------   -------

Net income                                               $   2,895  $  2,607
                                                           =======   =======

Primary earnings per share (Note 5)                      $    0.44  $   0.40
                                                           =======   =======

Primary weighted average number of common
 stock equivalent shares outstanding                         6,657     6,578
                                                           =======   =======



  The accompanying notes are an integral part of these financial statements.

                        BARRETT BUSINESS SERVICES, INC.
                           Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)
                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                        1995        1994
                                                       -------      -----
Cash flows from operating activities:
  Net income                                          $ 2,895     $ 2,607
  Reconciliation of net income to cash
   from operations:
     Depreciation and amortization                        602         444
     Gain on sale of marketable securities                (25)          -

  Changes in certain assets and liabilities:
     Trade accounts receivable, net                    (5,708)     (6,184)
     Prepaid expenses and other                           (58)       (230)
     Deferred tax asset                                  (176)         (5)
     Accounts payable                                     325          63
     Accrued payroll, payroll taxes and related
      benefits                                          2,531       2,594
     Accrued workers' compensation claims
      liabilities                                         535          22
     Customer safety incentives payable                    17         237
     Income taxes payable                                 296         307
     Customer deposits and other, net                     (12)        135
                                                       ------      ------
  Net cash provided by (used in) operating
   activities                                           1,222         (10)
                                                       ------      ------
Cash flows from investing activities:
     Acquisition of other businesses (Note 2)            (968)     (4,616)
     Purchases of fixed assets                           (302)       (201)
     Proceeds from sales of marketable
      securities                                        1,445       6,416
     Purchases of marketable securities                (2,125)       (619)
                                                       ------      ------
  Net cash (used in) provided by investing
   activities                                          (1,950)        980
                                                       ------      ------
Cash flows from financing activities:
     Payments on long-term debt                           (21)       (123)
     Proceeds from exercise of stock
      options and warrants                                499          31
                                                       ------      ------
  Net cash provided by (used in) financing
   activities                                             478         (92)
                                                       ------      ------

Net (decrease) increase in cash and cash equivalents     (250)        878

Cash and cash equivalents, beginning of period          2,214       1,127
                                                       ------      ------

Cash and cash equivalents, end of period             $  1,964     $ 2,005
                                                       ======      ======

Issuance of common stock to acquire intangibles      $      -     $   228
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

NOTE 2 - ACQUISITIONS:

            On July 17, 1995, the Company purchased certain assets of Mid-Del Employment Service, Inc., Sussex Employment Services, Inc., PPI (Prestige Personnel) - Salisbury, Inc. and Del-Mar-Va Nurses-On-Call Inc. These companies are engaged in the temporary staffing business in eastern Maryland and Delaware. The Company paid $950,000 in cash for the assets and incurred $18,000 in acquisition related costs. The acquisition was accounted for under the purchase method of accounting which resulted in $943,000 of intangible assets and $25,000 of fixed assets.

NOTE 3 - PROVISION FOR INCOME TAXES:

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                              September 30, 1995  December 31, 1994
                                              ------------------  -----------------
Accrued workers' compensation claims
  liabilities. . . . . . . . . . . . . . . .       $ 1,197              $  982

Allowance for doubtful accounts. . . . . . .            12                  25

Tax depreciation in excess of book
 depreciation. . . . . . . . . . . . . . . .          (119)                (93)
                                                    ------               -----

                                                  $  1,090              $  914
                                                    ======               =====

The provision for income taxes for the nine months ended September 30, 1995 and 1994, is as follows (in thousands):




                                                        Nine Months           Nine Months
                                                           Ended                 Ended
                                                    September 30, 1995    September 30, 1994
                                                    ------------------    ------------------
Current:
  Federal. . . . . . . . .                             $   1,581              $   1,314
  State. . . . . . . . . .                                   352                    290
                                                           -----                  -----
                                                           1,933                  1,604
Deferred:
  Federal. . . . . . . . .                                  (145)                    (4)
  State. . . . . . . . . .                                   (31)                    (1)
                                                           -----                  -----
                                                            (176)                    (5)
                                                           -----                  -----

    Provision for income taxes                         $   1,757              $   1,599
                                                           =====                  =====


NOTE 4 - STOCK INCENTIVE PLAN:

            In 1993, the Company adopted a stock incentive plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 800,000.

            The following table summarizes option activity under the Plan in 1995:


Outstanding at December 31, 1994      306,575      $ 3.50 to $13.56

Options granted                       130,500      $11.50 to $16.36
Options exercised                      (7,675)     $ 3.50 to $ 9.50
Options canceled or expired           (14,500)     $ 3.50 to $ 9.50
                                      -------
Outstanding at September 30, 1995     414,900      $ 3.50 to $16.36
                                      =======

Exercisable at September 30, 1995      86,525
                                      =======
Available for grant at
 September 30, 1995                   351,250
                                      =======

The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.

NOTE 5 - NET INCOME PER SHARE:

            Net income per share is computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the period.




NOTE 6 - RELATED PARTY TRANSACTION:

            At December 31, 1993, the chief executive officer of the Company, pursuant to the approval of a majority of the disinterested outside directors, agreed to personally guarantee at no cost to the Company, the repayment of a $111,000 receivable from an unrelated, insolvent customer at such time as the Company determined that further collection efforts would likely be ineffective, but not later than December 31, 1995. Pursuant to this agreement, the Company recently exercised its right to the personal guarantee provided by the Company's chief executive officer. During October 1995, the chief executive officer surrendered to the Company 7,400 shares of common stock of Barrett Business Services, Inc. with a then-fair market value of $111,000 or $15.00 per share in satisfaction of the guarantee.
The Company subsequently retired the shares and the par value of the shares was reclassified to additional paid-in capital.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

            The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three and nine-month periods ended September 30, 1995 and 1994.

                                              Percentage of Total Revenues
                                           -----------------------------------
                                             Three Months      Nine Months
                                                 Ended            Ended
                                             September 30,     September 30,
                                           ---------------     ---------------

                                            1995      1994     1995     1994
                                            ----      ----     ----     ----
Revenues:
   Temporary staffing services . . . . . .  57.1%    52.4%    54.9%     50.3%
   Professional employer services. . . . .  42.9     47.6     45.1      49.7
                                           -----     -----    -----     -----
      Total revenues . . . . . . . . . . . 100.0    100.0    100.0     100.0
                                           -----     -----    -----     -----

Cost of revenues:
   Direct payroll costs. . . . . . . . . .  75.5     74.8     75.5      74.9
   Payroll taxes and benefits. . . . . . .   9.0      8.9      9.1       9.2
   Workers' compensation . . . . . . . . .   2.3      3.2      3.9       3.6
   Safety incentives . . . . . . . . . . .    .6       .9       .5        .8
                                           -----     -----    -----     -----
      Total cost of revenues . . . . . . .  87.4     87.8     89.0      88.5
                                           -----     -----    -----     -----

Gross margin . . . . . . . . . . . . . . .  12.6     12.2     11.0      11.5
Selling, general and administrative
 expenses    . . . . . . . . . . . . . . .   7.8      7.5      7.7       7.5
                                           -----     -----    -----     -----
Income from operations . . . . . . . . . .   4.8      4.7      3.3       4.0
Other income (expense) . . . . . . . . . .    .1       .1       .2        .1
                                           -----     -----    -----     -----
Pretax income. . . . . . . . . . . . . . .   4.9      4.8      3.5       4.1
Provision for income taxes . . . . . . . .   1.9      1.8      1.3       1.6
                                           -----     -----    -----     -----
Net income . . . . . . . . . . . . . . . .   3.0      3.0      2.2       2.5
                                           =====     =====    =====     =====


            Three Months Ended September 30, 1995 and 1994

            Net income for the third quarter of 1995 was $1,513,000, an increase of $278,000 or 22.5% over the same period in 1994. The increase in net income was attributable to higher revenues, combined with an increased gross margin percent offset in part by slightly higher selling, general and administrative expenses, expressed as a percentage of revenues. Earnings per share for the third quarter of 1995 were $.23 as compared to $.19 for the third quarter of 1994.

            Revenues for the third quarter of 1995 totaled approximately $49.6 million, an increase of approximately $8.5 million or 20.7% over the third quarter of 1994. The quarter-over-quarter internal growth rate of revenues was 15.0%. The percentage increase in total revenues exceeded the internal growth rate of revenues primarily due to the acquisition of four temporary staffing businesses in eastern Maryland and Delaware in July 1995. The mix of temporary staffing services as a percent of total revenues increased to 57.1%, up from 52.4% of total revenues for the comparable 1994 period primarily due to the continued robust growth of temporary staffing services in Northern California and the July 1995 acquisitions. Professional employer (staff leasing) services had a correlative decline in sales mix for the third quarter of 1995 to 42.9% of total revenues as compared to 47.6% of total revenues for the same period in 1994.

            Gross margin for the third quarter of 1995 totaled approximately $6.3 million, which represented an increase of $1.2 million or 24.1% over the same period of 1994. The gross margin percent increased to 12.6% of revenues for the third quarter of 1995 from 12.2% for the third quarter of 1994 as a result of lower workers' compensation expense both in terms of total dollars and as a percentage of revenues. The decrease in workers' compensation expense, as a percentage of revenues, was offset in part by a slight increase in direct payroll costs as a percentage of revenues. The Company's workers' compensation expense for the third quarter of 1995 declined to 2.3% of revenues as compared to 3.2% of revenues for the comparable quarter in 1994.

            The following table summarizes certain indicators of performance regarding the Company's self-insured workers' compensation program for each of the first three quarters of 1995 and 1994.


                          Self-Insured Workers' Compensation Profile


                                                   Total Workers'      "Reserve" (1)
                                Total Workers'     Comp Expense          as a % of
         No. of Injury          Comp Expense         as a % of           "At Risk
            Claims             (in thousands)      Total Payroll          Claims" (2)
         -------------         --------------      -------------         -----------
         1995    1994          1995      1994      1995     1994         1995   1994
         ----    ----          ----      ----      ----     ----         ----   ----

Q1        266     219        $ 2,307  $   884       7.8%     4.3%        33.0%   39.2%

Q2        309     259          1,707    1,511       5.1%     5.8%        40.6%   32.0%

Q3        287     339          1,160    1,308       3.1%     4.2%        40.9%   32.9%
          ---     ---          -----    -----
YTD       862     817        $ 5,174  $ 3,703       5.1%     4.8%
          ===     ===          =====    =====

----------------------------------------
(1) "Reserve" in this context is defined as an additional expense provision for the unexpected future adverse development of claims expense (commonly referred to as "IBNR").

(2) "At Risk Claims" are defined as all injury claims submitted under self-insured payroll less amounts covered by excess reinsurance.


            The preceding table illustrates the improvement since the 1995 first quarter in the Company's total workers' compensation expense both in terms of total dollars and, more importantly, as a percent of total payroll dollars. Concurrent with the improved expense level and percentage, the Company has increased its reserves for future adverse claim development to 40.9% of "at risk claims" as of September 30, 1995.

            Selling, general and administrative expenses (including the amortization of intangibles) amounted to approximately $3.9 million, an increase of $.8 million or 25.7% over the comparable period in 1994. Selling, general and administrative expenses, expressed as a percentage of revenues, increased from 7.5% for the third quarter of 1994 to 7.8% of revenues for the third quarter of 1995. The increase was primarily attributable to additional branch office staffing to support increased business activity.

            Nine Months Ended September 30, 1995 and 1994

            Net income for the nine months ended September 30, 1995 was $2,895,000, an increase of $288,000 or 11.0% over the same period in 1994. The increase in net income was due to increased revenue growth which was substantially offset by a lower gross margin percentage attributable to increased workers' compensation expense in the first quarter of 1995, coupled with higher selling, general and administrative expenses. Earnings per share for the nine months ended September 30, 1995 were $.44, compared to $.40 for the nine months ended September 30, 1994.

            Revenues for the nine months ended September 30, 1995 totaled approximately $133.5 million, an increase of approximately $30.1 million or 29.1% over the comparable period in 1994. The internal growth rate of revenues for the 1995 nine-month period was 20.8%. The growth rate of total revenues exceeded the internal growth rate due to the acquisition of four temporary staffing businesses during the third quarter of 1995. These four acquisitions and continued growth of temporary staffing services in Northern California account for the principal factors which contributed to the increased mix of temporary staffing services for the nine-month period of 1995 to 54.9% of total revenues, up from 50.3% of total revenues for the comparable 1994 period. Revenues from professional employer services declined for the nine-month period of 1995 to 45.1% of total revenues as compared to 49.7% of total revenues for the same period of 1994, in spite of a 17.2% growth rate over the comparable 1994 period.

            Gross margin for the nine-month period ended September 30, 1995 totaled approximately $14.7 million or 11.0% of revenues. Although gross margin dollars for the nine-month period of 1995 increased approximately $2.7 million or 22.8% over the same period in 1994, the 1995 gross margin rate of 11.0% of revenues declined from the comparable 1994 rate of 11.5% of revenues. This decline was attributable to the higher workers' compensation expense incurred in the 1995 first quarter and to a slight increase in direct payroll costs.

            Selling, general and administrative expenses (including the amortization of intangibles) amounted to approximately $10.3 million or 7.7% of revenues for the nine months ended September 30, 1995 as compared to approximately $7.8 million or 7.5% of revenues for the comparable period of 1994. The increase in dollars was primarily due to increased branch office staff added to support the increased business activity.


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

Liquidity and Capital Resources

            The Company's cash position of $1,964,000 at September 30, 1995 decreased by $250,000 from December 31, 1994. The small decrease was primarily due to the use of cash for net purchases of restricted marketable securities, an increase in intangibles from acquisitions and purchases of fixed assets, offset in large part by cash provided by operating activities and proceeds from the exercise of warrants to purchase common stock.

            Net cash provided by operating activities for the nine months ended September 30, 1995 amounted to $1,222,000 as compared to cash used in operating activities of $10,000 for the comparable 1994 period. For the 1995 period, cash flow generated by increases in accounts payable, accrued payroll and benefits and workers' compensation claims accruals was offset in part by a $5.7 million increase in accounts receivable. The higher September 30, 1995 accounts receivable balance as compared to the balance at September 30, 1994 was primarily due to higher revenues for the first nine months of 1995 over the comparable 1994 period, coupled with an increase in the number of days' sales in receivables owing to a shift in the sales mix toward temporary staffing services which have longer credit terms than professional employer services.

            Net cash used in investing activities totaled $1,950,000 for the nine months ended September 30, 1995 as compared to net cash provided by investing activities of $980,000 for the similar 1994 period. For the 1995 period, the principal use of cash for investing activities was the purchase of restricted marketable securities to satisfy various state and federal self-insured workers' compensation surety deposit requirements and an increase in intangibles arising from certain acquisitions. During the comparable 1994 period, the $4.6 million of cash was used to acquire certain businesses which were funded substantially from the $6.4 million of proceeds from the sale of marketable securities. The Company presently has no material long-term capital commitments.

            Net cash provided by financing activities for the nine-month period ended September 30, 1995 was $478,000, which compares to $92,000 used in financing activities for the comparable 1994 period. The principal source of cash provided by financing activities arose from the exercise of warrants by underwriters to purchase 110,000 shares of the Company's common stock at $4.20 per share. Such warrants were received by the Company's underwriters in connection with its June 1993 initial public offering of common stock. As of the date of this filing, an underwriter continues to hold warrants to purchase 90,000 shares of common stock at $4.20 per share.

            The Company's business strategy continues to include growth through the expansion of operations at existing offices and through the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas. As disclosed in Note 2 to the financial statements included herein, the Company purchased, as of July 17, 1995, certain assets of four temporary staffing companies located in Delaware and Maryland for $950,000 cash. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will consummated.

            During May 1995, the Company renewed its unsecured $4.0 million revolving credit facility through May 30, 1996. There was no outstanding balance at September 30, 1995. Management believes that the current credit facility and other sources of financing, together with anticipated funds generated from operations, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

Inflation

            Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.
Part II - Other Information


Item 6.      Exhibits and Reports on Form 8-K

      (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

      (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1995.

                                  SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BARRETT BUSINESS SERVICES, INC.
                                        (Registrant)





Date:  November 9, 1995         By:      /s/Michael D. Mulholland
                                         Vice President-Finance
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX



Exhibit

11    Statement of Calculation of Average
      Common Shares Outstanding

27    Financial Data Schedule