Form 10-K
period 1995-12-31
BARRETT BUSINESS SERVICES INC
filed 1996-03-29
CIK 902791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995

Commission File Number 0-21886

BARRETT BUSINESS SERVICES, INC.
(Exact name of registrant as specified in its charter)

                 Maryland                              52-0812977
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

         4724 S.W. Macadam Avenue
             Portland, Oregon                             97201
           (Address of principal                       (Zip Code)
            executive offices)

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.
                       $ 74,236,995 at February 1, 1996

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                     Outstanding at February 1, 1996
-----                                     -------------------------------
Common Stock, Par Value $.01 Per Share                    6,554,310 Shares

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

                  EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . .13

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . .13

      ITEM 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . .13

      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS . . . . . . . . . . . . . . . . . . . . . .15

      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . .21

      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . .42

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .42

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT . . . . . . . . . . . . . . . . . . . . . .42

      ITEM 11.    EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . .44

      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT . . . . . . . . . . . . . . . . . . . .46

      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS . . . . . . . . . . . . . . . . . . . . .47

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .48

      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . .48

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .49

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .51

                                    PART I
Item 1.  BUSINESS

General

      Barrett Business Services, Inc. ("Barrett" or the "Company"), was incorporated in the state of Maryland in 1965. Barrett, a professional employer organization, provides light industrial, clerical and technical employees to a wide range of businesses through staff leasing, contract staffing, site management and temporary staffing arrangements. The Company's staff leasing and staffing services are provided through a network of 14 branch offices, eight of which are located throughout Oregon, two in northern California, two in Maryland, and two in Washington. The Company also operates 19 smaller recruiting and placement offices in its general market areas which are managed by a branch office. The Company provides employees to a diverse set of customers, including among others, forest products and agriculture-based companies, electronics manufacturers, transportation and shipping enterprises, professional firms and general contractors. See Item 6 of this report for information regarding the Company's revenues from staffing services and staff leasing services.

Growth Strategy

      Barrett's strategic plan continues to include (1) acquisition of additional personnel-related businesses, both in its existing markets and in other strategic geographic areas, (2) the further expansion of its business at existing branch offices primarily through its ongoing marketing and sales program and (3) accelerating the growth of professional employer services through innovative products and cost-effective services.

Recent Acquisitions

      On July 17, 1995, the Company purchased certain assets of Mid-Del Employment Service, Inc.; Sussex Employment Services, Inc.; PPI (Prestige Personnel) - Salisbury, Inc.; and Del-Mar-Va Nurses-On-Call Inc. (collectively, the "Maryland and Delaware companies") for $950,000 in cash. These companies, with combined 1994 revenues of approximately $4.1 million, were engaged in the temporary staffing business in eastern Maryland and Delaware.

      Effective December 11, 1995, the Company purchased certain assets of Strege & Associates, Inc., a company, with 1994 revenues of approximately $2.4 million, specializing in providing highly skilled tradesmen to various industries for maintenance and supplemental labor purposes in Portland, Oregon. Of the $1,141,000 purchase price (inclusive of acquisition-related costs of $4,000), the Company paid $230,000 in cash and issued 67,443 shares of its common stock with a then-fair market value of $911,000.

      The Company reviews acquisition opportunities on an ongoing basis. While growth through acquisition is a major element of the Company's overall strategic growth plan, there can be no assurance that any additional acquisitions will be completed in the foreseeable future.


Staffing Services

      General. Staffing services enable businesses to meet peak or extraordinary demands caused by such factors as seasonality, increased customer demand, vacations, illnesses, parental leave and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining additional permanent employees. The use of staffing services allows businesses to utilize the "just-in-time" approach to their personnel needs. By maintaining a core of permanent employees to satisfy minimum requirements and managing increased demand through greater use of a flexible workforce, companies are able to convert a portion of their fixed personnel expense to variable expense, in addition to reducing costs related to recruiting, training, payroll, benefits, severance compensation, recordkeeping and other personnel matters.

      The Company's Staffing Services. The Company provides light industrial, clerical and technical workers through a variety of arrangements to a broad range of businesses, including forest products and agriculture-based companies, electronics manufacturers, transportation and shipping companies, professional firms, and construction contractors.

      Customers utilize the Company's staffing services, which accounted for approximately 55% of total 1995 revenues, through a number of arrangements, including contract staffing, site management and temporary staffing. Contract staffing typically involves employee placements for an indefinite period. A site management arrangement locates Barrett management personnel on site at a customer's place of business. Barrett then conducts all recruiting, screening, interviewing, testing, hiring and employee placement functions at the customer's facility. The Company has full responsibility for all personnel matters of the customer. Temporary staffing is defined as employee assignments which are typically less than three months in duration.

      Light industrial workers perform such tasks as operation of machinery, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. The light industrial category generated approximately 63% of the Company's 1995 staffing services revenues. Clerical workers, which accounted for approximately 11% of 1995 staffing services revenues, include primarily secretaries, receptionists and office clerks. Technical personnel include electronic parts assembly workers and designers and drafters of electronic parts; these workers represented approximately 26% of the Company's 1995 staffing services revenues.

      The Company's staffing services customers range in size from small local firms to large national companies which use Barrett's services on a local basis. None of the Company's staffing services customers individually accounted for more than 10% of its total annual revenues for 1995.

      Business Strategy. The Company emphasizes prompt, personalized service in assigning quality, trained, drug-free personnel at competitive rates to users of its staffing services. Since 1980, the Company has relied on internally developed computer databases of employee skills and availability to match customer needs with available qualified employees. As a local company operating in selected market areas, Barrett believes it has an understanding of the unique requirements of its clientele that allows it to offer a "money-back" guarantee to the customer if it is not satisfied with the employees Barrett places through its staffing services.

      Barrett provides training to its branch office managers and sales personnel to develop and maintain a high level of customer service. The Company's ongoing training program includes Barrett University (an intensive one-week in-house training program), various seminars and video instruction. The Company's sales staff is compensated through a combination of base salary and an incentive sales commission. Sales commissions are earned by new business development and the retention of existing customers. Sales commissions may represent one-third to two-thirds of a salesperson's total compensation. In addition, branch office staff participate in the Company's non-qualified profit-sharing program. See "Employees and Employee Benefits," below.

      Recruiting. The Company utilizes a variety of methods to recruit its workforce for staff services, including among others, newspaper advertising and marketing brochures distributed at colleges and vocational schools. In addition, a substantial number of new employees are hired through referrals by Barrett's existing employees. The Company believes it is easier to recruit and retain qualified personnel during periods of higher unemployment and therefore must devote more resources to recruiting and training new employees during periods of lower unemployment in its market areas. The Company may be unable to pass on the full amount of such increased recruiting and personnel costs in the form of higher prices for staffing services, which in turn could result in lower profit margins.

      The employee application process includes an interview, skills assessment test, reference verification and drug test. The skills test and reference verification determine level of ability and an insight into prior job performance. Following hire and placement, performance is reviewed with customers to assure their satisfaction.

      The Company believes that its employee wage and benefit package, customer base, and opportunities for part-time and flexible scheduling have contributed significantly to its success in recruiting and retaining quality, trained, drug-free personnel in numbers sufficient to meet customer demand. See "Employees and Employee Benefits," below.

      Sales and Marketing. The Company markets its staffing services primarily through direct sales presentations by its branch office managers and trained sales staff and, to a lesser extent, through advertising in various publications, including local newspapers and the Yellow Pages. Barrett also benefits from referrals by existing staffing services customers and from the periodic needs of the Company's staff leasing clients.

      Following the development of a preliminary profile of a prospective customer's needs, a Company salesperson typically schedules a meeting with the customer's personnel manager to explain Barrett's services. Based on this information, Barrett develops a market-competitive hourly charge for its staffing services. The actual cost to the customer for staffing services may range from 135% to 150% of the base wage rate. This composite rate includes all payroll taxes, employee benefits, workers' compensation coverage, and administrative costs, and takes into account the number and availability of employees and length of the service agreement.

      The Company believes it has been able to maintain a price advantage due to the lower costs associated with its self-insured workers' compensation program when compared to the cost of workers' compensation insurance. The Company's marketing and sales efforts have generally increased during periods of economic decline, when demand for staffing services decreases. As a result of this reduced demand, the higher costs associated with marketing, sales and training typically cannot be recovered through price increases, which may result in lower profitability.

      Billing. The Company prepares weekly customer invoices immediately following the preparation of each payroll through the centralized payroll and billing operations at the Company's corporate headquarters. Barrett has not experienced significant problems in collecting its accounts receivable, which the Company attributes to customer satisfaction, a thorough analysis of a customer's credit history prior to agreeing to provide services and the weekly monitoring of account aging by each branch manager.


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

      The Company began offering staff leasing services to Oregon customers in 1990 and expanded these services to Maryland and Washington in the first and third quarters, respectively, of 1994, and to Delaware and California in the second quarter of 1995. The Company has entered into staff leasing arrangements with a wide variety of clients, including companies involved in reforestation, moving and shipping, professional firms, construction, retail, manufacturing and distribution businesses. Staff leasing clients are typically small to mid-sized businesses with up to 50 employees. None of the Company's staff leasing clients individually accounted for more than 5% of its total annual revenues during 1995.

      The number of Barrett's staff leasing clients increased from approximately 520 at December 31, 1994, to approximately 531 at year-end 1995. Due to management's concerns regarding several worksite risk management issues, the Company terminated or did not renew approximately 140 staff leasing contracts during 1995, which resulted in slower growth in the overall number of client companies, but also resulted in a noticeable reduction in workers' compensation claims and related expenses.

      Business Strategy. The Company believes that it has attracted significant numbers of new staff leasing clients since 1990 by demonstrating the potential for cost reductions offered by the Company's self-insured workers' compensation program. Equally important, Barrett also offers a variety of employee benefits and services, which it can generally provide on a cost-effective basis due to its substantially larger employee base as compared to its clients. The employee benefits and human resource management services offered by the Company include a full range of health, life and disability insurance, a Section 125 cafeteria plan, a Section 401(k) savings plan, credit union participation, direct deposit for payroll or preferred payroll checks, mandatory drug testing, and advisory services related to hiring, employee evaluations and termination guidelines, among others. See "Regulatory and Legislative Issues -- Employee Benefit Plans." The Company believes these benefits and services are cost effective and reduce employee turnover, thereby increasing the appeal of staff leasing arrangements to most small to mid-sized business owners. The overall cost to the client for its leased employees is typically at or below the cost per employee that the client would otherwise incur if it was the sole employer of its workforce.

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

      Sales and Marketing. The Company markets its staff leasing services through its branch office sales staff. Coincident with the Company's self-insured employer status for workers' compensation purposes in California, the Company commenced its marketing of staff leasing services in California during the second quarter of 1995. The Company also obtains referrals from existing clients and other third parties, and places advertisements in the Yellow Pages. Prior to entering into a staff leasing arrangement, the Company performs an analysis of the potential client's actual personnel and workers' compensation costs based on information provided by the customer. Barrett also introduces its workplace safety program and makes recommendations as to improvements in procedures and equipment following a safety inspection of the customer's facilities. Once the client has agreed to implement the Company's safety program, the Company proposes a staff leasing arrangement at a price which is typically at or below the client's current overall personnel costs. Barrett also offers significant financial incentives to clients to maintain a safe work environment, thus enabling clients to achieve additional savings. Barrett strongly advocates that its client companies share these safe-work incentives with their leased employees.

      Billing. Through centralized operations at the Company's headquarters in Portland, Oregon, payroll checks are prepared for each staff leasing client on a frequency consistent with their typical payperiods, weekly or bi-weekly, and delivered by courier. The Company invoices its clients following the end of each payroll period. Such invoices are due upon receipt and are generally paid within five business days. The costs of health insurance coverage and Barrett's cafeteria plan are passed through to its staff leasing clients based on the number of participating employees. The Company often requires a deposit from its staff leasing clients to cover a portion of the anticipated billing for one payroll period. The Company has had generally favorable results with collecting accounts receivable, which it attributes to customer satisfaction, the prompt payment of receivables, its analysis of potential clients' credit histories, and weekly monitoring of account aging by each branch manager.


Self-Insured Workers' Compensation Program

      The Company believes that its self-insured workers' compensation program is an important contributor to its growth in revenue and profitability. Significant elements contributing to the success of the workers' compensation program include the regulatory climate surrounding workers' compensation, the Company's workplace safety program and the aggressive claims management approach taken by the Company and its third-party administrators, all of which are described in detail below.

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

      Self-Insurance for Workers' Compensation. In August 1987, the Company became a self-insured employer for workers' compensation coverage in Oregon. The Company subsequently obtained self-insured employer status for workers' compensation in four additional states, Maryland in November 1993, Washington in July 1994, Delaware in January 1995 and California in March 1995. In addition, in May 1995, the Company became self-insured by the United States Department of Labor for longshore and harbor ("USL&H") workers coverage. Regulations governing self-insured employers in each state typically require the employer to maintain surety deposits of cash, government securities or other financial instruments to cover workers' claims in the event the employer is unable to pay for such claims.

      Pursuant to its self-insured status, the Company's workers' compensation expense is tied directly to the incidence and severity of workplace injuries to its employees. Barrett also maintains excess workers' compensation insurance for individual claims exceeding $350,000 (except for $300,000 in Maryland and $500,000 for USL&H coverage) in an unlimited amount pursuant to annual policies with major insurance companies. The excess-insurance policies contain standard exclusions from coverage, including punitive damages, fines or penalties in connection with violation of any statute or regulation and losses covered by other insurance or indemnity provisions.

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

      A key factor to the success of the Company's safety program is its system of financial incentives to reward safe-work practices which result in reductions in the number and severity of work-related injuries. If the annual cost of claims is less than agreed upon amounts, the Company pays an annual cash incentive based on a percentage of the staff leasing client's payroll. Barrett's business philosophy strongly encourages its client companies to share these incentives with their employees. Staff leasing clients and their leased employees are thus provided an economic incentive to maintain a safer work environment and to reduce the frequency of fraudulent claims for work-related injuries. Barrett also maintains a mandatory corporate-wide pre-employment drug testing program. Results of the program are believed to include a reduction in the frequency of fraudulent claims and in accidents in which the use of illegal drugs appears to have been a contributing factor.

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

      Elements of Self-Insurance Costs. The costs associated with the Company's self-insured workers' compensation program include loss and loss adjustment expense payments with respect to claims made by employees, fees payable to the Company's third-party administrators, assessments payable to state workers' compensation regulatory agencies, premiums for excess workers' compensation insurance and safety incentive payments. Although not directly related to the size of the Company's payroll, the number of claims and correlative loss payments may be expected to increase with growth in the total number of employees. Third-party administrator fees also vary with the number of claims administered. The state assessments are typically based on payroll amounts and to a limited extent, the amount of permanent disability awards during the previous year. Excess insurance premiums are also based in part on the size of the Company's payroll. Safety incentives expense may increase as the number of the Company's staff leasing employees rises, although increases will only occur for any given client company if such client's claims costs are below agreed upon amounts.


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

      When a claim involving a probable loss is reported, the Company's third-party administrator establishes a case reserve for the estimated amount of its ultimate loss. The estimate reflects an informed judgment based on established case reserving practices and the experience and knowledge of Barrett's third-party administrators regarding the nature and expected value of the claim, as well as the estimated expense of settling the claim, including legal and other fees and expenses of administering claims. Additionally, on an aggregate basis, the Company has established a provision for losses incurred but not reported and future development in excess of case reserves on existing reported claims ("IBNR").

      As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates, and as other data becomes available, these estimates are revised, which may result in increases or decreases to existing case reserves. As of December 31, 1995, the Company's total accrued workers' compensation claims liabilities totaled $2,705,000, compared to $2,522,000 at year-end 1994. The total number of self-insured claims reported in 1995 was 1,132, compared to 1,080 for 1994. Barrett has engaged a nationally-recognized, independent actuary to periodically review the Company's total workers' compensation claims liability and reserving practices. Based in part on such review, the Company believes its total accrued workers' compensation claims liabilities are adequate.
There can, however, be no assurance that the Company's actual future workers' compensation obligations will not exceed the amount of its accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated loss development of known claims and incurred but not reported claims.


Employees and Employee Benefits

      At December 31, 1995, the Company had approximately 13,325 employees, including approximately 8,800 staffing services employees, approximately 4,300 leased employees and approximately 225 managerial, sales and administrative employees. The number of employees at any given time can vary significantly due to business conditions at customer or client companies. Less than 0.1% of the Company's employees are covered by a collective bargaining agreement.
Each of Barrett's managerial, sales and administrative employees has entered into a standard form of employment agreement which, among other things, contains covenants not to engage in certain activities in competition with the Company for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. Barrett believes its employee relations are good.

      Benefits offered to Barrett's staffing services employees include group health insurance, a Section 125 cafeteria plan which permits employees to use pre-tax earnings to fund various services, including medical, dental and child care, and a Section 401(k) savings plan pursuant to which employees may begin making contributions upon reaching 21 years of age and completing 1,000 hours of service in any consecutive 12-month period. The Company may also make contributions to the savings plan, which vest over seven years and are subject to certain legal limits, at the sole discretion of the Company's board of directors. Leased employees may participate in the Company's benefit plans, provided that the group health insurance premiums may, at the client's option, be paid by payroll deduction. Barrett also maintains a nonqualified profit-sharing plan for its managerial and administrative personnel. See "Regulatory and Legislative Issues -- Employee Benefit Plans" below.


Regulatory and Legislative Issues

      Business Operations

      The Company is subject to the laws and regulations governing self-insured employers under the workers' compensation systems in Oregon, Washington and Maryland and, beginning in 1995, Delaware, California, and the United States Department of Labor for longshore and harbor workers. In addition, legislation was adopted in Oregon in 1993 requiring a staff leasing company, such as Barrett, to be licensed by the Workers' Compensation Division of the Oregon Department of Consumer and Business Services. Temporary staffing companies are expressly exempt from the legislation. Oregon staff leasing companies are also required to ensure that each leasing client provides adequate training and supervision for its employees to comply with statutory requirements for workplace safety and to give 30 days' written notice in the event of a termination of its obligation to provide workers' compensation coverage for leased employees and other subject employees of a leasing client. Although compliance with the legislation has caused Barrett to make certain changes in its staff leasing operations and contracts in Oregon, which has resulted in additional financial risk, particularly with respect to those clients who breach their payment obligations to the Company, compliance with the legislation has not had a material impact on its business operations, financial condition or operating results.

      While it is impossible to predict if, when and in what form any health care reform will be enacted on a state or national level, elements of such reform may have a material adverse effect on the Company's operations and its self-insured workers' compensation program.


      Employee Benefit Plans

      The Company's operations are affected by numerous federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees who are assigned to work at client company locations (sometimes referred to as "worksite employees"), the Company assumes certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer, temporary employment, and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of "employer" under these laws is not uniform.

      As an employer, the Company is subject to all federal statutes and regulations governing its employer-employee relationships. Subject to the issues discussed below, the Company believes that its operations are in compliance in all material respects with all applicable federal statutes and regulations.

      The Company offers various employee benefit plans to its employees, including its worksite employees. These employee benefit plans include a savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act ("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees. For a discussion of the current status of the Company's plans, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Results of Operations."


Competition

      The staff leasing and staffing services businesses are characterized by rapid growth and intense competition. The staffing services market includes competitors of all sizes, including several, such as Manpower, Inc., Kelly Services, Inc., The Olsten Corporation, Interim Services, Inc., and Adia Services, Inc., which are national in scope and have substantially greater financial and marketing resources than the Company. In addition to national companies, Barrett competes with numerous regional and local firms for both customers and employees. The Company estimates that at least 100 firms provide staffing services in Oregon. There are relatively few barriers to entry into the staffing services business. The principal competitive factors in the staffing services industry are price, the ability to provide qualified workers in a timely manner and the monitoring of job performance. The Company attributes its growth in staffing services revenues to the cost-efficiency of its operations, which permits the Company to price its services competitively, and to its ability through its branch office network to understand and satisfy the needs of its customers with competent personnel.

      Although there are believed to be approximately 2,000 staff leasing companies currently operating in the United States, many of these potential competitors are located in states in which the Company presently does not operate. Barrett believes that at least 30 staff leasing firms are operating in Oregon, but that the Company has the largest presence in the State. The Company may face additional competition in the future from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. Certain staff leasing companies operating in areas in which Barrett does not now, but may in the future, offer its services have greater financial and marketing resources than the Company. Competition in the staff leasing industry is based largely on price, although service and quality are also important. Barrett believes that its growth in staff leasing revenues is attributable to its ability to provide small and mid-sized companies with the opportunity to provide enhanced benefits to their employees with a concomitant reduction in the clients' overall personnel administration and workers' compensation costs. The Company's competitive advantage may be adversely affected by a substantial increase in the costs of maintaining its self-insured workers' compensation program or by a general market decrease in the level of workers' compensation insurance premiums.


Item 2. PROPERTIES

      The Company provides staffing services and staff leasing through all 14 of its branch offices. The following table shows the locations of the Company's branch offices and the year in which each branch was opened or acquired. The Company's Oregon branches accounted for 68% of its total revenues in 1995. The Company also leases office space in 19 other locations in its market areas which it uses to recruit and place employees.

                            Year Opened                               Year Opened
   Oregon Locations         or Acquired     Other Locations           or Acquired
   ----------------         -----------     ---------------           -----------
   Portland (Industrial)        1984        Sacramento, California        1988
   Portland (Bridgeport)        1988        Santa Clara, California       1994
   Bend                         1990        Lutherville, Maryland         1951
   Medford                      1990        Easton, Maryland              1994
   Salem                        1990        Seattle, Washington           1981
   Albany                       1991        Spokane, Washington           1994
   Eugene                       1991
   Portland (Leasing)           1993


      In May 1993, Barrett purchased an office building in Portland, Oregon, with approximately 9,200 square feet of office space, for a total purchase price of $925,000. The Company's corporate headquarters were relocated to the new building in June 1993. The building is subject to a mortgage loan with a principal balance of approximately $629,000 at December 31, 1995.

      The Company also owns another office building in Portland, Oregon, in which its headquarters were previously located. The building is subject to a mortgage loan with a principal balance at December 31, 1995, of approximately $279,000 and has approximately 7,000 square feet of office space. Barrett moved its Portland (Bridgeport) branch office to this building in September 1993.

      Barrett leases office space for its other branch offices.  At
December 31, 1995, such leases had expiration dates ranging from less than one year to eight years, with total minimum payments through 1999 of approximately $1,360,000.


Item 3.  LEGAL PROCEEDINGS

      There were no legal proceedings requiring disclosure pursuant to this item pending at December 31, 1995, or at the date of this report.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1995.

         EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding Barrett's executive officers appears in Item 10 of this report.



                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

      The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "BBSI." At February 1, 1996, there were 67 stockholders of record and approximately 1,700 beneficial owners of the Company's common stock. The Company has not declared or paid any cash dividends since the closing of its initial public offering of its common stock on June 18, 1993, and has no present plan to pay any cash dividends in the foreseeable future. The following table presents the high and low sales prices of the Company's common stock for each quarterly period during the last two fiscal years, as reported by The Nasdaq Stock Market:

1994                                    High            Low
----                                   ------         ------
First Quarter                         $ 16.00        $  6.875
Second Quarter(1)                       14.75           8.25
Third Quarter                           12.25           8.00
Fourth Quarter                          16.25          11.00

1995
----
First Quarter                         $ 19.50        $ 13.50
Second Quarter                          15.00          10.50
Third Quarter                           15.75          13.50
Fourth Quarter                          15.50          12.25

(1) All per share prices prior to the second quarter of 1994 have been restated to reflect a 2-for-1 stock split effective May 23, 1994.


Item 6.  SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the Company's financial statements and the accompanying notes presented in
Item 8 of this report.

                                              Years Ended December 31,
                                    --------------------------------------------

                                      1995     1994     1993     1992    1991
                                      ----     ----     ----     ----    ----
                                       (In thousands, except  per share data)
Statement of Operations Data:. . .
Revenues:. . . . . . . . . . . . .
   Staffing services . . . . . . .  $ 99,233$ 71,148 $ 41,755  $34,681  $31,041
   Professional employer services.    80,572   69,404  58,512   45,444   16,949
                                     ------- -------  -------   ------   ------
     Total . . . . . . . . . . . .   179,805 140,552  100,267   80,125   47,990
                                     ------- -------  -------   ------   ------
Cost of revenues:
   Direct payroll costs. . . . . .   136,174 105,515   75,171   59,820   35,486
   Payroll taxes and benefits. . .    16,088  12,758    9,911    7,826    4,309
   Workers' compensation . . . . .     6,073   5,069    4,591    3,233    1,958
   Safety incentives . . . . . . .       981   1,103      598      651      270
                                     ------- -------  -------   ------   ------
     Total . . . . . . . . . . . .   159,316 124,445   90,271   71,530   42,023
                                     ------- -------  -------   ------   ------
Gross margin . . . . . . . . . . .    20,489  16,107    9,996    8,595    5,967
Selling, general and
administrative expenses. . . . . .    14,221  10,732    6,820    6,339    5,054
                                     ------- -------  -------   ------   ------
Income from operations . . . . . .     6,268   5,375    3,176    2,256      913
Other (expense) income:              ------- -------  -------   ------   ------
   Litigation settlement . . . . .        --      --       --       --     (600)
   Interest expense. . . . . . . .       (75)   (106)     (86)     (77)    (175)
   Interest income . . . . . . . .       400     224      161       70       58
   Other, net. . . . . . . . . . .        32      78      133       26      (31)
                                     ------- -------  -------   ------   ------
   Total . . . . . . . . . . . . .       357     196      208       19     (748)
                                     ------- -------  -------   ------   ------
Income before provision for
income taxes . . . . . . . . . . .     6,625   5,571    3,384    2,275      165
Provision for income taxes(1). . .     2,507   2,105      437       --       --
                                     ------- -------  -------   ------   ------
  Net income . . . . . . . . . . .  $  4,118$  3,466 $  2,947  $ 2,275  $   165
                                     ======= =======  =======   ======   ======
  Net income per share . . . . . .  $    .62$    .53
                                     ======= =======
Unaudited pro forma data(1):
   Net income. . . . . . . . . . .                   $  2,060  $ 1,385  $    98
                                                      =======   ======   ======
   Net income per share(2) . . . .                   $    .39  $   .35  $   .02
                                                      =======   ======   ======
Weighted average common shares
 outstanding(2). . . . . . . . . .     6,680   6,591    5,260    4,000    3,988
                                     ======= =======  =======   ======   ======


                                                  As of December 31,
                                   ----------------------------------------------
                                      1995       1994        1993     1992       1991
                                      ----       ----        ----     ----       ----
                                                   (In thousands)
Selected Balance Sheet Data: . . .
Working capital (deficit). . . . .  $  8,417   $  4,889   $  7,017  $  (678)    $  (589)
Total assets . . . . . . . . . . .    31,273     24,665     18,425    7,219       5,980
Long-term debt, net of current
 portion . . . . . . . . . . . . .       875        908        946      292         446
Stockholders' equity . . . . . . .    20,034     14,455     10,480    1,574         962


-------------------------
(1) Effective July 1, 1987, the Company elected to be treated as a corporation subject to taxation under Subchapter S of the Internal Revenue Code, pursuant to which the net earnings of the Company were taxed directly to the Company's stockholders rather than to the Company. The Company terminated its election on April 30, 1993, and recognized a cumulative net deferred tax asset of $505,000. The amounts shown reflect a pro forma tax provision as if the Company had been a Subchapter C corporation subject to income taxes for all periods presented.

(2) All share and per share amounts have been restated to reflect the 2-for-1 stock split effective May 23, 1994.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations

      The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the years ended December 31, 1995, 1994 and 1993, included in Item 8 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company's financial statements included in Item 8 of this report.

                                                                  Percentage of Total
                                                                  -------------------
                                                                 Years Ended December 31,
                                                                   1995   1994     1993
                                                                   ----   ----     ----
Revenues:. . . . . . . . . . . . . . . . . . . . . . . . . .
  Staffing services. . . . . . . . . . . . . . . . . . . . .      55.2%  50.6%    41.6%
  Professional employer services . . . . . . . . . . . . . .      44.8   49.4     58.4
                                                                 -----  -----    -----
     Total revenues  . . . . . . . . . . . . . . . . . . . .     100.0  100.0    100.0
                                                                 -----  -----    -----
Cost of revenues:
  Direct payroll costs . . . . . . . . . . . . . . . . . . .      75.7   75.1     74.9
  Payroll taxes and benefits . . . . . . . . . . . . . . . .       8.9    9.1      9.9
  Workers' compensation. . . . . . . . . . . . . . . . . . .       3.4    3.6      4.6
  Safety incentives. . . . . . . . . . . . . . . . . . . . .        .6     .8       .6
         . .                                                     -----  -----    -----
     Total cost of revenues. . . . . . . . . . . . . . . . .      88.6   88.6     90.0
             .                                                   -----  -----    -----
Gross margin . . . . . . . . . . . . . . . . . . . . . . . .      11.4   11.4     10.0
Selling, general and administrative expenses . . . . . . . .       7.9    7.6      6.8
                                                                 -----  -----    -----
Income from operations . . . . . . . . . . . . . . . . . . .       3.5    3.8      3.2
Other income (expense) . . . . . . . . . . . . . . . . . . .        .2     .2       .2
                                                                 -----  -----    -----
Pretax income. . . . . . . . . . . . . . . . . . . . . . . .       3.7    4.0      3.4
Provision for income taxes . . . . . . . . . . . . . . . . .       1.4    1.5       .4
                                                                 -----  -----    -----
Net income . . . . . . . . . . . . . . . . . . . . . . . . .       2.3    2.5      3.0
                                                                 =====  =====    =====

Pro forma provision for income taxes . . . . . . . . . . . .                       1.3
                                       . . . . . . . . . . .                     -----
Pro forma net income . . . . . . . . . . . . . . . . . . . .                       2.1
                                                                                 =====


      Years Ended December 31, 1995 and 1994

   Net income for 1995 amounted to $4,118,000, an increase of $652,000 or 18.8% over 1994 net income of $3,466,000. The increase in 1995 net income over 1994 was primarily due to continued growth in revenues and gross margin, which was offset in part by increased selling, general and administrative expenses. Net income per share for 1995 was $.62 as compared to net income per share of $.53 for 1994.

   Total 1995 revenues were $179,805,000, which represented an increase of $39,253,000 or 27.9% over 1994 revenues of $140,552,000. The increase in revenues over 1994 was primarily due to a 1995 internal growth rate of 20.3%, coupled with the acquisition of four temporary staffing businesses made during the 1995 third quarter. These four acquisitions and continued growth of staffing services in Northern California were the principal factors which contributed to the increased mix of staffing services for 1995 to 55.2% of total revenues, up from 50.6% of total revenues for 1994. Revenues from professional employer (staff leasing) services, as a percent of total revenues, declined in 1995 to 44.8% as compared to 49.4% of total revenues in 1994, despite a 16.1% growth rate over 1994.

   Although staff leasing revenues declined as a percent of total revenues, the Company believes the continued growth of its staff leasing services is due in part to its ability to assume personnel administration functions while providing employees to clients at an overall cost that is generally less than the clients would have to pay if they carried such employees on their payrolls. The Company's services are cost-effective because of (i) the economies of scale and, in some cases, additional benefits available to it as a professional employer organization handling a significantly larger volume of payroll, payroll taxes and employee benefits, as compared to a customer's typical administrative staff necessary to support its workforce and (ii) the lower cost per employee of the Company's self-insured workers' compensation program, as compared to the third-party insurance coverage its clients typically would otherwise be required to maintain.

   Gross margin for 1995 totaled $20,489,000, representing an increase of $4,382,000 or 27.2% over 1994. The gross margin rate of 11.4% of revenues, however, remained unchanged from 1994 due to a slight increase in direct payroll costs, offset by decreases in payroll taxes and benefits, workers' compensation and safety incentive expenses, as a percent of revenues.

   Workers' compensation expense includes the cost of self-insurance (which incorporates among other elements, case reserves for reported claims, reserves for claims incurred but not reported, additional claims administration expenses, reinsurance premiums, third-party administrator fees and state assessments) for the Company's employees in Oregon, Maryland (since
November 1993), Washington (since July 1994), Delaware (since January 1995) and California (since March 1995). Effective May 1, 1995, the Company became self-insured by the United States Department of Labor for longshore and harbor ("USL&H") workers coverage. In addition, the Company is currently exploring an insured large-deductible program which will allow it to become insured for workers' compensation coverage in nearly all states where the extent of the Company's operations does not yet warrant the investment to become a self-insured employer. Management believes that the rates of such a program may be significantly less than they would otherwise be if the Company were to obtain a more traditional form of coverage through a private insurance carrier or a state insurance fund. There can be, however, no assurances that such a multi-state arrangement can be obtained on such terms and at a cost that are acceptable to the Company in the foreseeable future.

   The following table summarizes certain indicators of performance regarding the Company's self-insured workers' compensation program by quarter for 1995 and 1994.


Self-Insured Workers' Compensation Profile

                                                          Total Workers'   "Reserve" (1)
                                        Total Workers'     Comp Expense      as a % of
                         No. of          Comp Expense        as a % of       "At Risk
                      Injury Claims     (in thousands)     Total Payroll    Claims" (2)
                      -------------     --------------     -------------   ------------

                      1995    1994      1995       1994    1995    1994     1995    1994
                      ----    ----      ----       ----    ----    ----     ----    ----
Q1                     266     219    $2,307     $  884     7.8%    4.3%    33.0%   39.2%
Q2                     309     259     1,707      1,511     5.1     5.8     40.6    32.0
Q3                     287     339     1,160      1,308     3.1     4.2     40.9    32.9
Q4                     270     263       899      1,366     2.5     4.9     41.0    37.0
                     -----   -----     -----      -----
For the Year         1,132   1,080    $6,073     $5,069     4.5     4.8
                     =====   =====     =====      =====

(1) "Reserve" in this context is defined as an additional expense provision for the unexpected future adverse development of claims expense (commonly referred to as "IBNR").
(2) "At Risk Claims" are defined as the dollar amount of all injury claims submitted under self-insured payroll less amounts covered by excess reinsurance.

   The preceding table illustrates the improvement since the 1995 first quarter in the Company's total workers' compensation expense both in terms of total dollars and, more importantly, as a percent of total payroll dollars. The Company believes the improvement is primarily due to management's enhanced monitoring of safe-work practices and the termination of its staff leasing relationship with client companies that did not conform to Barrett's business philosophies and operating standards. Concurrent with the improved expense level and percentage of workers' compensation expense, expressed as a percent of total payroll, the Company has increased its reserves for future adverse claim development to 41.0% of "at risk claims" as of December 31, 1995.

   Selling, general and administrative expenses consist of compensation and other expenses incident to the operation of the Company's headquarters and branch offices and marketing of its services. These expenses (including the amortization of intangibles) amounted to $14,221,000 or 7.9% of revenues for 1995, as compared to $10,732,000 or 7.6% of revenues for 1994. The increase for 1995 was primarily due to additional branch office staff added to support the increased business activity and additional workers' compensation loss control branch personnel to enhance the administration of the Company's self-insured workers' compensation programs.

   The Company offers various employee benefit plans, including a savings plan pursuant to Code Section 401(k) and a cafeteria plan pursuant to Code Section 125, to its employees, including its worksite employees. In order to qualify for favorable tax treatment under the Code, such plans must be established and maintained by an employer for the exclusive benefit of its employees.

   The Internal Revenue Service (the "IRS") has established a Market Segment Study Group regarding Employee Leasing for the stated purpose of examining whether Professional Employer Organizations ("PEOs"), such as the Company, are the employers of worksite employees under the Code provisions applicable to employee benefit plans and are, therefore, able to offer to worksite employees benefit plans that qualify for favorable tax treatment. The Market Segment Study Group is also examining whether the owners of client companies are employees of PEOs under Code provisions applicable to employee benefit plans. Preliminary indications are that the Market Segment Study Group may adopt the position that only a common-law employer may sponsor tax qualified benefit plans. It is not clear whether this position will adversely affect the type of co-employer relationship the Company maintains with its client companies. The Company is unable to predict the ultimate findings of the Market Segment Study Group and the ultimate effect of such conclusions or findings.

   A definitive judicial interpretation of "employer" in the context of a PEO or employee leasing arrangement has not been established. The tax-exempt status of the Company's plans is subject to continuing scrutiny and approval by the IRS and depends upon the Company's ability to establish the Company's employer-employee relationship with leased employees.

   The Company is aware of an audit of a PEO company which includes an audit of the tax qualified plans sponsored by the company. As part of the PEO company's audit, the IRS District Office reportedly asked the IRS National Office to issue a Technical Advice Memorandum ("TAM") regarding whether the PEO is the employer for benefit plan purposes.

   Generally, a TAM may be requested by either the IRS District Office or the taxpayer. The stated purpose of TAMs is to help IRS personnel close cases and establish and maintain consistent holdings. The stated position of the IRS is that TAMs are not precedential; that is, they are limited to the particular taxpayer involved and that taxpayer's set of facts. TAMs are published approximately three months after they are issued to the District Office and the taxpayer.

   The TAM regarding the PEO company has apparently been issued, but has not yet been published. The Company has learned that the TAM apparently holds that the pension plan involved violates the exclusive benefit rule (which requires that plans benefit only employees) as the PEO is not the employer for ERISA purposes. The TAM apparently disqualifies the plan retroactively to its inception.

   Since the TAM has not yet been published, the Company cannot determine if the facts involved in the PEO company's situation are comparable to those of the Company. If the facts are comparable and the IRS applied the holding to the Company as a result of an audit or requalification of the Company's benefit plans, disqualification of the plans could result, as it apparently has for the PEO company.

   It is not clear at this time whether the IRS will apply the conclusion of this TAM, namely, that an exclusive benefit rule violation has occurred, to all PEO situations. Such action could potentially disqualify from favorable tax treatment all the employee benefit plans of all PEOs. It is, therefore, possible that the IRS may propose some form of administrative relief to avoid this result, but it is unclear at this time whether it will do so. It is also possible that any IRS action in this area could be reversed or modified through judicial proceedings or Congressional action.

   In the event the tax-exempt status of the Company's benefit plans were to be discontinued and the benefit plans were to be disqualified, there could be a material adverse effect on the operations of the Company. The Company has not recorded any provision for this potential contingency, as neither the likelihood of disqualification nor the resulting range of loss, if any, is currently estimable, in light of the Company's current inability to properly analyze the TAM regarding the PEO company and the lack of public direction from the IRS Market Segment Study Group.

      Years Ended December 31, 1994 and 1993

   Net income for 1994 amounted to $3,466,000, an increase of $1,406,000 or 68.3% over 1993 pro forma net income of $2,060,000. The increase in 1994 net income over 1993 was primarily due to substantial increases in revenues and gross margin. Net income per share for 1994 was $.53 as compared to pro forma net income per share of $.39 for 1993.

   Total 1994 revenues were $140,552,000, which represented an increase of $40,285,000 or 40.2% over 1993. The increase in revenues over 1993 was due in part to a 1994 internal growth rate of 18.3%, coupled with two acquisitions during the 1994 first quarter. See Note 2 of the Notes to Financial Statements. 1994 revenues from staffing services increased $29,393,000 or 70.4% over 1993, while 1994 staff leasing revenues rose $10,892,000 or 18.6% over 1993. The disproportionate growth rate of staffing services as compared to staff leasing services was principally due to the acquisition of Golden West Temporary Services in March 1994, which provided only staffing services.

   Gross margin for 1994 totaled $16,107,000 or 11.4% of revenues, which represented an increase of $6,111,000 or 61.1% over 1993. The improvement in gross margin for 1994 of approximately 140 basis points over 1993 was due in large part to a decrease in workers' compensation expense (expressed as a percent of revenues) and to a reduction in the Oregon unemployment payroll tax rate.

   Workers' compensation and safety incentives expense, expressed as a percentage of revenues, decreased to 4.4% in 1994 from 5.2% in 1993. This overall decrease was attributable in part to a reduction in the number of injury claims and a small increase in claim reserves, despite substantial increases in the number of covered workers, as reflected by the Company's increased revenues.

   Selling, general and administrative expenses for 1994 amounted to 7.6% of revenues compared to 6.8% of revenues in 1993. The increase for 1994 over 1993 was primarily due to (i) the acquisition of two temporary staffing businesses in the first quarter of 1994, which have higher administrative overhead requirements as compared to staff leasing services and (ii) additional management staff to support increased business activity, together with higher profit sharing and bonuses based on improved Company performance.

   The Company was exempt from taxation as a Subchapter S corporation until its S corporation election was terminated on April 30, 1993. A one-time tax benefit arising from net cumulative temporary differences in the timing of reporting certain deductible items for financial statement and income tax purposes was recognized by the Company as a reduction in its provision for income taxes for the year ended December 31, 1993 in the amount of $505,000. The pro forma effective tax rate of 39.1% was the effective tax rate that would have been recorded if the Company had been a Subchapter C corporation. See Note 12 of the Notes to Financial Statements.

Seasonal Fluctuations

   The Company's revenues historically have been subject to some seasonal fluctuation, particularly in its staffing services business. Demand for the Company's staffing services and certain staff leasing clients decline during the year-end holiday season and periods of inclement weather.
Correspondingly, demand for staffing services and the operations of some staff leasing clients, particularly agricultural and forest products-related companies, increase during the second and third quarters.

Liquidity and Capital Resources

   The Company's net cash position of $3,218,000 at December 31, 1995 increased $1,004,000 from year-end 1994. The increase was primarily due to cash provided by operating activities and proceeds from the exercise of warrants to purchase common stock, offset in part by funds used to acquire two temporary staffing businesses and funds used for net purchases of restricted marketable securities.

   Net cash provided by operating activities for 1995 amounted to $2,496,000 compared to $1,315,000 for 1994. For 1995, the cash flow generated by net income and increases in accrued payroll and related benefits was offset in part by a $3,482,000 increase in accounts receivable. The increase in the 1995 year-end accounts receivable over 1994 was the result of higher sales levels, the acquisition of four businesses in Maryland and Delaware and an increase in the number of days' sales in receivables from 24 days in 1994 to 28 days at December 31, 1995. The increase in this ratio is primarily attributable to the increase in the sales mix of staffing services which have longer credit terms than professional employer (staff leasing) services.

   Net cash used by investing activities totaled $2,011,000 for 1995, which compares to $139,000 for 1994. During 1995, the Company paid $1,199,000 in cash in connection with two acquisitions and had net purchases of $443,000 of restricted marketable securities to satisfy various state and federal self-insured workers' compensation surety deposit requirements. During 1994 the Company paid $4,737,000 in cash in connection with four acquisitions and purchased $3,713,000 in marketable securities. These activities were primarily funded by the sale of $8,619,000 of marketable securities. Capital expenditures for 1995, consisting principally of office equipment, totaled $369,000. The Company presently has no material long-term capital commitments.

   Net cash provided by financing activities for 1995 totaled $519,000 which compares to net cash used by financing activities for 1994 of $89,000. The principal source of cash provided by financing activities arose from the exercise of warrants by underwriters to purchase 110,000 shares of the Company's common stock at $4.20 per share. Such warrants were received by the Company's underwriters in connection with its June 1993 initial public offering of common stock. As of the date of this filing, an underwriter continues to hold warrants to purchase 90,000 shares of common stock at $4.20 per share. The remainder of the increase was due to the exercise of employee incentive stock options.

   The Company's business strategy continues to be focused on the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas and growth through the expansion of operations at existing offices. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated.

   The Company has an unsecured $4.0 million revolving credit facility of which there was no outstanding balance at December 31, 1995. See Note 7 of the Notes to Financial Statements. Management believes that the available credit facility and other sources of financing, together with anticipated funds generated from operations, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.


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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



(a) The following audited financial statements of Barrett Business Services, Inc., and related documents are set forth herein on the pages indicated:

                                                                          Page

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . .22

Balance Sheets at December 31, 1995 and 1994 . . . . . . . . . . . . . . . .23

Statements of Operations for the years ended
  December 31, 1995, 1994, and 1993. . . . . . . . . . . . . . . . . . . . .24

Statements of Stockholders' Equity for the
  years ended December 31, 1995, 1994, and 1993. . . . . . . . . . . . . . .25

Statements of Cash Flows for the years ended
  December 31, 1995, 1994, and 1993. . . . . . . . . . . . . . . . . . . . .26

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .27

      Other financial statement schedules are omitted because they are not applicable or not required.

                       Report of Independent Accountants


February 9, 1996


To the Stockholders and Board of Directors of Barrett Business Services, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Barrett Business Services, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Portland, Oregon

                        Barrett Business Services, Inc.
                                Balance Sheets
                                (In thousands)
                                                             December 31,
                                                            1995      1994
                                                            ----      ----
Assets
Current assets:
 Cash and cash equivalents                               $  3,218  $   2,214
 Trade accounts receivable, net                            13,151      9,631
 Prepaid expenses and other                                   478        599
 Deferred tax assets (Note 13)                                937        914
                                                         --------   --------

 Total current assets                                      17,784     13,358
Intangibles, net (Note 4)                                   6,452      4,936
Property and equipment, net (Notes 5 and 8)                 2,261      2,110
Restricted marketable securities and workers'
  compensation deposits (Note 6)                            4,681      4,196
Other assets                                                   95         65
                                                         --------   --------
                                                         $ 31,273  $  24,665
                                                         ========   ========

Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long-term debt (Notes 8 and 11)      $     33  $      31
 Accounts payable                                             378        218
 Accrued payroll, payroll taxes and related benefits        5,797      5,057
 Accrued workers' compensation claim liabilities
   (Note 6)                                                 2,383      2,358
 Customer safety incentives payable                           776        805
                                                         --------   --------
   Total current liabilities                                9,367      8,469
Long-term debt, net of current portion (Notes 8 and 11)       875        908
Customer deposits                                             675        669
Long-term workers' compensation liabilities (Note 6)          322        164
                                                         --------   --------
                                                           11,239     10,210
                                                         --------   --------

Commitments and contingencies (Notes 9, 10 and 15)

Stockholders' equity:
 Common stock, $.01 par value; 20,500 shares
   authorized,6,551 and 6,367 shares issued and
   outstanding(Notes 12 and 14)                                66         64
 Additional paid-in capital                                10,437      8,978
 Retained earnings                                          9,531      5,413
                                                         --------   --------
                                                           20,034     14,455
                                                         --------   --------
                                                         $ 31,273  $  24,665
                                                         ========   ========

The accompanying notes are an integral part of these financial statements.

                        Barrett Business Services, Inc.
                           Statements of Operations
                   (In thousands, except per share amounts)

                                                 Year ended December 31,
                                              1995        1994        1993
                                              ----        ----        ----
Revenues:
   Staffing services                       $  99,233   $  71,148   $  41,755
   Professional employer services             80,572      69,404      58,512
                                             -------     -------     -------
                                             179,805     140,552     100,267
                                             -------     -------     -------

Cost of revenues:
   Direct payroll costs                      136,174     105,515      75,171
   Payroll taxes and benefits                 16,088      12,758       9,911
   Workers' compensation (Note 6)              6,073       5,069       4,591
   Safety incentives                             981       1,103         598
                                             -------     -------     -------
                                             159,316     124,445      90,271
                                             -------     -------     -------


Gross margin                                  20,489      16,107       9,996

Selling, general and administrative
  expenses                                    13,657      10,302       6,450
Amortization of intangibles (Note 4)             564         430         370
                                             -------     -------     -------
Income from operations                         6,268       5,375       3,176
                                             -------     -------     -------
Other (expense) income:
   Interest expense                              (75)       (106)        (86)
   Interest income                               400         224         161
   Other, net                                     32          78         133
                                             -------     -------     -------
                                                 357         196         208
                                             -------     -------     -------

Income before provision for taxes              6,625       5,571       3,384

Provision for income taxes (Note 13)           2,507       2,105         437
                                             -------     -------     -------


Net income                                 $   4,118   $   3,466   $   2,947
                                             =======     =======     =======

Net income per share                       $     .62   $     .53   $       -
                                             =======     =======     =======
Unaudited pro forma information (Note 13):
   Income before provision for income taxes                        $     3,384
   Pro forma provision for income taxes                                1,324
                                                                     -------


   Pro forma net income                                            $   2,060
                                                                     =======

   Pro forma net income per share                                  $     .39
                                                                     =======

Weighted average number of shares
  outstanding                                  6,680       6,591       5,260
                                             =======     =======     =======

The accompanying notes are an integral part of these financial statements.

                        Barrett Business Services, Inc.
                      Statements of Stockholders' Equity
                                (In thousands)



                                   Common stock   Additional
                                  ---------------   paid-in  Retained
                                  Shares   Amount   capital  earnings  Total
                                   ------  ------   -------  --------  -----

Balance, December 31, 1992         2,000  $    20  $   190  $ 1,364  $ 1,574

Common stock issued                1,152       12    6,816             6,828
Net income                                                    2,947    2,947
Distributions to stockholders                         (869)             (869)
Reclassification of retained
  earnings on issuance of
 common stock                                        2,332   (2,332)       -
                                   -----    -----   ------    -----   ------
Balance, December 31, 1993         3,152       32    8,469    1,979   10,480

Common stock issued for
  acquisitions                        29               468               468
Common stock issued on
  exercise of options                 22                41                41
Net income                                                    3,466    3,466
Reclassification of retained
  earnings for stock split         3,164       32               (32)       -
                                   -----    -----   ------    -----   ------
Balance, December 31, 1994         6,367       64    8,978    5,413   14,455

Common stock issued for
  acquisitions                        67        1      910               911
Common stock issued on exercise
  of options and warrants            124        1      549               550
Net income                                                    4,118    4,118
Contribution of common stock
  (Note 11)                           (7)                                  -
                                   -----    -----   ------    -----   ------

Balance, December 31, 1995         6,551  $    66  $10,437  $ 9,531  $20,034
                                   =====    =====   ======    =====   ======

The accompanying notes are an integral part of these financial statements.

                        Barrett Business Services, Inc.
                           Statements of Cash Flows
                                (In thousands)

                                                    Year ended December 31,
                                                1995        1994        1993
                                                ----        ----        ----

Cash flows from operating activities:
   Net income                              $   4,118   $   3,466   $   2,947
   Reconciliation of net income to net
     cash provided by operating activities:
     Depreciation and amortization               812         637         530
     Gain on sales of marketable securities      (42)          -        (112)
     Provision for doubtful accounts             (38)        136         160
     Deferred taxes                              (23)        (20)       (894)
     Changes in certain assets and
       liabilities:
       Trade accounts receivable              (3,482)     (4,813)       (969)
       Prepaid expenses and other                121        (454)          2
       Income taxes payable                        -         (79)         79
       Accounts payable                          160         127        (135)
       Accrued payroll, payroll taxes
        and related benefits                     740       1,834         658
       Accrued workers' compensation
        claim liabilities                        183          88       1,097
       Customer safety incentives
        payable                                  (29)        278          (8)
       Customer deposits, other
        liabilities and other assets, net        (24)        115          60
                                               -----       -----      ------
Net cash provided by operating activities      2,496       1,315       3,415
                                               -----       -----      ------
Cash flows from investing activities:
   Cash paid for acquisitions, including
     other direct costs                       (1,199)     (4,737)        (10)
   Purchases of fixed assets, net of
     amounts purchased in acquisitions          (369)       (308)     (1,280)
   Proceeds from sales of marketable
     securities                                1,862       8,619       8,413
   Purchases of marketable securities         (2,305)     (3,713)    (15,938)

Net cash used by investing activities         (2,011)       (139)     (8,815)

Cash flows from financing activities:
   Distributions to stockholders                   -           -        (869)
   Proceeds from debt issued                       -           -         752
   Payments on long-term debt                    (31)       (130)       (196)
   Proceeds from issuance of common stock          -           -       6,828
   Proceeds from the exercise of stock
     options and warrants                        550          41           -
                                               -----       -----      ------

Net cash provided (used) by financing
  activities                                     519         (89)      6,515
                                               -----       -----      ------

Net increase in cash and cash equivalents      1,004       1,087       1,115


Cash and cash equivalents, beginning of year   2,214       1,127          12
                                               -----       -----      ------

Cash and cash equivalents, end of year     $   3,218   $   2,214   $   1,127
                                               =====       =====      ======

The accompanying notes are an integral part of these financial statements.

                        Barrett Business Services, Inc.
                         Notes to Financial Statements

1.   Summary of Operations and Significant Accounting Policies

     Nature of operations
     Barrett Business Services, Inc. ("Barrett" or the "Company"), a Maryland corporation, is engaged in providing staffing and professional employer services to a diversified group of customers through a network of branch offices throughout Oregon, Washington, northern California, Maryland and Delaware. Approximately 68%, 78% and 92%, respectively, of the Company's revenues during 1995, 1994 and 1993 was attributable to its Oregon operations.

     Revenue recognition
     The Company recognizes revenue as the services are rendered by its work force. Staffing services are engaged by customers to meet short-term fluctuations in personnel needs. Professional employer services are normally used by organizations to satisfy ongoing personnel needs and typically involve contracts with a minimum term of one year, renewable annually, which cover all employees at a particular work site.

     Cash and cash equivalents
     The Company considers nonrestricted short-term investments which are highly liquid, readily convertible into cash and have original maturities of less than three months to be cash equivalents for purposes of the statements of cash flows.

     Allowance for doubtful accounts
     The Company had an allowance for doubtful accounts of $25,000 and $62,500 at December 31, 1995 and 1994, respectively.

     Marketable securities
     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective December 31, 1994. At December 31, 1995 and 1994, marketable securities consisted primarily of governmental debt instruments with maturities generally from 90 days to 30 years (see Note 6). Marketable equity and debt securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of marketable securities are included in other, net on the Company's statements of operations.

     Intangibles
     Intangible assets consist primarily of identifiable intangible assets acquired and the cost of acquisition in excess of the fair value of net assets acquired (goodwill). Intangible assets acquired are recorded at their estimated fair value at the acquisition date.

     The Company uses a fifteen-year estimate as the useful life of goodwill. This life is based on an analysis of industry practice and the factors influencing the acquisition decision. Other intangible assets are amortized on the straight-line method over their estimated useful lives, ranging from two to fifteen years. (See Note 4.)

     The Company reviews for asset impairment at the end of each quarter or more frequently when events or changes in circumstances indicate that the carrying amount of intangible assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from the intangible assets. If the estimated net cash flows are less than the carrying amount of the intangible asset, the Company recognizes an impairment loss in an amount necessary to write down the intangible asset to a fair value as determined from expected future cash flows. No write-down for impairment loss was recorded for the years ended December 31, 1995, 1994 and 1993.

     Property and equipment
     Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operating expense as incurred and expenditures for additions and betterments are capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in the statements of operations.

     Depreciation of property and equipment is calculated using either straight-line or accelerated methods over estimated useful lives which range from 3 years to 31.5 years.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company will adopt the statement in 1996; however, the adoption is not expected to have a significant impact on the Company's financial statements.

     Customer safety incentives payable
     Safety incentives are paid annually to professional employer services clients if the cost of workers' compensation claims is less than agreed upon amounts; amounts paid are based on a percentage of payroll. The Company accrues the amounts payable under this program on a monthly basis.

     Income taxes
     Effective July 1, 1987, the Company elected to be treated as an S Corporation under certain provisions of the Internal Revenue Code. As such, the income or losses of the Company were attributable to its stockholders in their individual tax returns. Effective April 30, 1993, the Company terminated its S Corporation status. A pro forma provision for income taxes that would have been recorded if the Company had been a C Corporation for the year ended December 31, 1993 is provided for comparative purposes in the statements of operations.

     Customer deposits
     The Company requires deposits from certain professional employer services customers to cover a portion of its accounts receivable due from such customers in event of default of payment.

     Common stock split and change in authorized shares
     The Company's stockholders approved a 7,968-for-1 split of its common stock, an increase in authorized common shares and the authorization of preferred stock which became effective March 25, 1993. Additionally, the par value of common stock was changed to $.01 from $10 per share. Common stock and additional paid-in capital as of December 31, 1992 have been adjusted to reflect this change. On April 20, 1994, the Company's board of directors approved a 2-for-1 stock split in the form of a stock dividend, paid May 23, 1994, to holders of record of its common stock at the close of business on May 2, 1994 (the "Record Date"), at the rate of one new share for each share outstanding on the Record Date.

     Common stock split and change in authorized shares (continued)
     All earnings per share amounts have been adjusted to reflect these transactions for all periods presented.

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

     During 1995, the Company issued 67,443 shares of common stock with an aggregate fair market value of $911,000 in connection with the acquisition of certain assets of Strege & Associates, Inc. (see Note 2).

     During 1995, the President and Chief Executive Officer of the Company contributed 7,400 shares of common stock of the Company with a then-fair market value of $111,000 to the Company in settlement of a personal guarantee of a receivable from an insolvent customer (see Note 11).

     Interest paid during 1995, 1994 and 1993 did not materially differ from interest expense.

     Income taxes paid by the Company in 1995 and 1994 totaled $2,510,700 and $2,144,800, respectively.

     Net income per share
     Net income per share for the years ended December 31, 1995 and 1994 are computed based on the weighted average number of common stock and common stock equivalents outstanding during the periods. For the year ended December 31, 1993, such pro forma computation was made without giving effect to securities that would otherwise be considered to be common stock equivalents, because such securities aggregated less than 3% of shares outstanding and thus were not considered dilutive. Outstanding stock options and warrants, net of assumed buy-back, are considered common stock equivalents.





1. Summary of Operations and Significant Accounting Policies (Continued)

   Accounting estimates
   The preparation of the Company's financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.


2. Acquisitions

   Personnel Management & Consulting, Inc.
   On February 27, 1994 the Company purchased substantially all of the assets of Personnel Management & Consulting, Inc., a company engaged in the temporary staffing business in Maryland and Delaware. Of the $270,000 purchase price, the Company paid $42,000 in cash and issued 12,000 shares of its common stock with a then-fair market value of $228,000. The acquisition was accounted for under the purchase method of accounting which resulted in approximately $241,000 of intangible assets and $29,000 of fixed assets.

   Golden West Temporary Services
   On March 7, 1994, the Company purchased certain assets of Golden West Temporary Services (Golden West), a company in the temporary staffing business with four offices in northern California. The cash purchase price of $4,514,000 was paid by liquidating a portion of the Company's short-term marketable securities. The Company accounted for the acquisition under the purchase method of accounting which resulted in approximately $4,425,000 of intangible assets and $89,000 of fixed assets.

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

   Advanced Temporary Systems, Inc.
   On December 29, 1994, the Company purchased, for $51,000 in cash, certain assets of Advanced Temporary Systems, Inc., a company engaged in the temporary staffing business in Kent, Washington. The Company accounted for the acquisition under the purchase method of accounting which resulted in $51,000 of intangible assets.

   Mid-Del Employment Service, Inc.; Sussex Employment Services, Inc.; PPI (Prestige Personnel) - Salisbury, Inc.; and Del-Mar-Va Nurses-On-Call Inc.

   On July 17, 1995, the Company purchased certain assets of Mid-Del Employment Service, Inc.; Sussex Employment Services, Inc.; PPI (Prestige Personnel) - Salisbury, Inc.; and Del-Mar-Va Nurses-On-Call Inc. (collectively, the Maryland and Delaware companies). These companies are engaged in the temporary staffing business in eastern Maryland and Delaware. The all-cash purchase price of $969,000 (inclusive of acquisition-related costs of $19,000) was accounted for under the purchase method of accounting which resulted in $944,000 of intangible assets and $25,000 of fixed assets.

   Strege & Associates, Inc.
   Effective December 11, 1995, the Company purchased certain assets of Strege & Associates, Inc., a company specializing in providing highly skilled tradesmen to various industries for maintenance and supplemental labor purposes in Portland, Oregon. Of the $1,141,000 purchase price (inclusive of acquisition-related costs of $4,000), the Company paid $230,000 in cash and issued 67,443 shares of its common stock with a then-fair market value of $911,000. The acquisition was accounted for under the purchase method of accounting which resulted in $1,136,000 of intangible assets and $5,000 of fixed assets.

   Pro forma results of operations (unaudited)
   The operating results of each of the above acquisitions are included in the Company's results of operations from the respective date of acquisition. The following unaudited pro forma summary presents the combined results of operations as if the Personnel Management & Consulting, Golden West, Maryland and Delaware companies, and Strege & Associates acquisitions had occurred at the beginning of 1994, after giving effect to certain adjustments for the amortization of intangible assets, taxation and cost of capital.

   The other acquisitions are not included in the pro forma information as their effect is not material.
                                                      Year ended December 31,
                                                            1995        1994
                                                            ----        ----
                                                      (in thousands, except
                                                        per share amounts)

     Revenue                                           $ 183,776   $ 151,861
                                                         =======     =======
     Net income                                        $   4,314   $   3,725
                                                         =======     =======
     Net income per share                              $     .64   $     .56
                                                         =======     =======

   The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

3. Fair Value of Financial Instruments and Concentration of Credit Risk

   All of the Company's significant financial instruments are recognized in its balance sheet. Carrying values approximate fair market value of most financial assets and liabilities. The fair market value of certain financial instruments was estimated as follows:

   - Marketable securities - Marketable securities primarily consist of U.S. Treasury bills and municipal bonds. The interest rate on the Company's marketable security investments approximate current market rates for these types of investments; therefore, the recorded value of the marketable securities approximates fair market value.

   - Long-term debt - The estimated fair market value of the Company's long-term debt, based upon interest rates at December 31, 1995 for similar obligations with like maturities, was approximately $1,022,000 and was carried at $875,000.

   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments, marketable securities and trade accounts receivables. The Company restricts investment of temporary cash investments and marketable securities to financial institutions with high credit ratings and to investments in governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. At December 31, 1995, the Company had significant concentrations of credit risks as follows:

   - Trade receivables - $2,276,000 of trade receivables were with one customer at December 31, 1995 (17% of trade receivables outstanding at December 31, 1995);

   - Marketable securities - $2,210,000 of marketable securities at December 31, 1995 consisted of Oregon State Housing & Community Service Bonds.

4.   Intangibles

   Intangibles consist of the following (in thousands):
                                                               December 31,
                                                            1995        1994
                                                            ----        ----
     Covenants not to compete                          $   1,614   $   1,490
     Goodwill                                              6,826       4,870
     Customer lists                                          358         358
                                                           -----       -----
                                                           8,798       6,718
     Less accumulated amortization                         2,346       1,782
                                                           -----       -----
                                                       $   6,452   $   4,936
                                                           =====       =====

5. Property and Equipment

   Property and equipment consist of the following (in thousands):

                                                               December 31,
                                                            1995        1994
                                                            ----        ----

     Office furniture and fixtures                     $   1,908   $   1,509
     Buildings                                             1,175       1,175
     Vehicles                                                 41          41
                                                           -----       -----
                                                           3,124       2,725
     Less accumulated depreciation                         1,171         923
                                                           -----       -----
                                                           1,953       1,802
     Land                                                    308         308
                                                           -----       -----

                                                       $   2,261   $   2,110
                                                           =====       =====


6. Accrued Workers' Compensation Claim Liabilities

   In August 1987, the Company became a self-insured employer with respect to workers' compensation coverage for all its employees working or living in Oregon. The Company also became a self-insured employer for workers' compensation coverage in the states of Maryland effective November 1993, Washington effective July 1994, Delaware effective January 1995, and California effective March 1995. Effective May 1995, the Company also became self-insured for workers' compensation purposes by the United States Department of Labor for longshore and harbor (USL&H) workers' coverage.

   The Company has provided $2,705,000 and $2,522,000 at December 31, 1995 and 1994, respectively, as an estimated liability for unsettled workers' compensation claims. This estimated liability represents management's best estimate which includes, in part, an evaluation of information provided by the Company's third-party administrators and its independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operations as they become known. The Company believes that the difference between amounts recorded at December 31, 1995 for its estimated liability and the possible range of costs of settling related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to results of operations.

   The United States Department of Labor and the states of Oregon, Maryland,
   Washington, and California   require the Company to maintain specified
   investment balances or other financial instruments, totaling $5,974,000 at December 31, 1995 and $3,802,000 at December 31, 1994, to cover potential claims losses. In partial satisfaction of these requirements, at

   December 31, 1995, the Company has provided a letter of credit in the amount of $1,572,000 and a $300,000 surety bond guaranteed by an irrevocable standby letter of credit. The investments are included in restricted marketable securities and workers' compensation deposits in the accompanying balance sheets.

   Liabilities incurred for work-related employee fatalities are recorded either at an agreed lump-sum settlement amount or the net present value of future fixed and determinable payments over the actuarially determined remaining life of the beneficiary, discounted at a rate that approximates a long-term high quality corporate bond rate. The Company has obtained excess workers' compensation insurance to limit its self-insurance exposure to $350,000 per occurrence ($300,000 for claims before December 31, 1993) in all states, except for $300,000 in Maryland, and $500,000 per occurrence for USL&H exposure. The excess insurance provides coverage up to $10 million per occurrence for claims through December 31, 1993 and unlimited excess coverage after that date. At December 31, 1995, the Company has recorded $322,000 for work-related fatalities in long-term workers' compensation liabilities in the accompanying balance sheet.

   The workers' compensation expense in the accompanying statement of operations consists of $5,802,000, $4,254,000 and $4,075,000 for self-insurance expense for 1995, 1994 and 1993, respectively. Premiums in the insured states were $271,000, $815,000 and $516,000 for 1995, 1994 and
   1993, respectively.


7. Credit Facility

   On August 12, 1993, the Company entered into a loan agreement (the "Agreement") with a major bank, which provides for (a) an unsecured revolving credit facility for working capital purposes and (b) a term real estate loan (Note 8). The Agreement, as amended, expires on May 30, 1996 and currently permits total borrowings of up to $4,000,000 under the revolving credit facility. The interest rates available on outstanding balances under the revolving credit facility include Prime Rate, Federal Funds Rate plus 1.75%, or Adjusted Eurodollar Rate plus 1.25%. Under the amended loan agreement, the Company is required to maintain (i) a ratio of total liabilities to tangible net worth of not more than 2.0 to 1.0,
   (ii) positive quarterly income before taxes, (iii) tangible net worth of not less than $6,000,000, (iv) a minimum debt coverage ratio of 1.20 to
   1.00 at the end of each fiscal year, and (v) a zero outstanding balance against the revolving credit facility for a minimum of 60 consecutive days during each year. The Company is also prohibited from pledging any of its assets other than existing mortgages on its real property. There were no borrowings outstanding under the revolving credit facility at December 31, 1995 or 1994.

   There were no borrowings on the revolving credit facility during 1995. During the years ended December 31, 1994 and 1993, the maximum balances outstanding under the revolving credit facility were $1,500,069 and

   $1,189,000, respectively; the average balances outstanding were $165,000 and $59,000, respectively; and the weighted average interest rates during the period were 6.9% and 6.6%, respectively. The weighted average interest rate during the periods was calculated using daily weighted averages.


8. Long-Term Debt

   Long-term debt consists of the following:
                                                               December 31,
                                                             1995        1994
                                                             ----        ----
                                                              (in thousands)

     Mortgage note payable in monthly installments
     of $2,784, including interest at 11% per
     annum through 1998, with a principal payment
     of $269,485 due in 1998, secured by land
     and building                                        $   279     $   281
     Mortgage note payable in monthly installments
     of $6,730, including interest at 8.15% per
     annum through 2003, with a principal payment
     of $366,900 due in 2003, secured by land and
     building (Note 7)                                       629         658
                                                           -----       -----
                                                             908         939

     Less portion due within one year                         33          31
                                                           -----       -----

                                                         $   875     $   908
                                                           =====       =====


   Maturities on long-term debt are summarized as follows at December 31, 1995 (in thousands):

       Year ending
       December 31,
       ------------

          1996                                            $    33
          1997                                                 36
          1998                                                308
          1999                                                 36
          2000                                                 40
       Thereafter                                             455
                                                            -----

                                                          $   908
                                                            =====

9.  Savings Plan

    On April 1, 1990, the Company established a Section 401(k) employee savings plan for the benefit of its eligible employees. All employees 21 years of age or older, except those covered under a co-employer (leasing) contract, become eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive 12-month period following the initial date of employment. Employees covered under a co-employer (leasing) contract are eligible to participate in the savings plan beginning with their respective dates of employment. The determination of Company contributions to the plan, if any, is subject to the sole discretion of the Company. Participants' interests in Company contributions to the plan vest over a 7-year period. Company contributions to the plan were $142,000, $103,000 and $44,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

    Recent attention has been placed by the Internal Revenue Service (the IRS) and the staff leasing industry on IRC Section 401(k) plans sponsored by staff leasing companies. As such, the tax-exempt status of the Company's plan is subject to continuing scrutiny and approval by the IRS and to the Company's ability to support to the IRS the Company's employer-employee relationship with leased employees. In the event the tax-exempt status were to be discontinued and the plan were to be disqualified, the operations of the Company could be adversely affected. The Company has not recorded any provision for this potential contingency, as neither the likelihood of disqualification nor the resulting range of loss, if any, is currently estimable.


10. Commitments

    Lease commitments
    The Company leases its branch offices under operating lease agreements which require minimum annual payments as follows (in thousands):
      Year ending
      December 31,
      ------------

          1996                                           $   466
          1997                                               402
          1998                                               257
          1999                                               171
          2000                                                64
                                                           -----

         Total minimum payments                          $ 1,360
                                                           =====

   Rent expense for the years ended December 31, 1995, 1994 and 1993 was approximately $607,000, $423,000 and $295,000, respectively.

11. Related Party Transactions

    During 1995, 1994 and 1993, the Company recorded revenues of $3,753,000, $3,261,000 and $2,404,000, respectively, and cost of revenues of $3,661,000, $3,112,000 and $2,316,000, respectively, for providing services to a company of which a director of the Company is president and majority stockholder. At December 31, 1995 and 1994, Barrett had trade receivables from this company of $160,000 and $140,000, respectively.

    During 1994 and 1993, the Company recorded revenues of $119,000 and $480,000, respectively, and cost of revenues of $110,000 and $475,000, respectively, for providing professional employer services to a company owned by Barrett's President and Chief Executive Officer. At December 31, 1993, Barrett had recorded a receivable of $35,000 from this company.

    At December 31, 1993, the President and Chief Executive Officer of the Company, pursuant to the approval of a majority of the disinterested outside directors, agreed to personally guarantee, at no cost to the Company, the repayment of a $111,000 receivable from an unrelated, insolvent customer. During 1995, pursuant to this agreement, the Company exercised its right to the personal guarantee provided by the Company's Chief Executive Officer. Accordingly, the Chief Executive Officer surrendered to the Company 7,400 shares of common stock of Barrett Business Services, Inc. with a then-fair market value of $111,000 or $15.00 per share in satisfaction of the guarantee. The Company subsequently retired the shares, and the par value of the shares was reclassified to additional paid-in capital. The uncollectible account was included in the Company's provisions for doubtful accounts during 1993 and 1994.

    Through June 1995, a director of the Company was Vice Chairman of the board of directors of the bank that provides the Company's unsecured revolving credit facility and certain mortgage financing. In addition to providing other banking services, the bank serves as the transfer agent for the Company's common stock. See Notes 7 and 8.


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


13. Income Taxes

    In conjunction with the Company's public offering, the Company terminated its S Corporation status effective April 30, 1993. Accordingly, unaudited pro forma income tax information is presented below, which would have been recorded if the Company had been a C Corporation during all periods presented, based on tax laws in effect during those periods, as calculated under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes."

    The provisions for income taxes are as follows (in thousands):

                                                    Year ended December 31,
                                                    1995     1994      1993
                                                    ----     ----      ----
                                                                   (unaudited
                                                                   pro forma)
     Current:
       Federal                                    $ 2,067  $ 1,750   $ 1,439
       State                                          463      375       284
                                                    -----    -----     -----

                                                    2,530    2,125     1,723
                                                    -----    -----     -----
     Deferred:
       Federal                                        (19)     (17)     (338)
       State                                           (4)      (3)      (61)
                                                    -----    -----     -----

                                                      (23)     (20)     (399)
                                                    -----    -----     -----

     Total provision                              $ 2,507  $ 2,105   $ 1,324
                                                    =====    =====     =====

   The actual provision for income taxes for the first eight months of operation as a C Corporation (May 1, 1993 to December 31, 1993) is as follows (in thousands):

     Current:
       Federal                                           $ 1,110
       State                                                 221
                                                           -----
                                                           1,331
                                                           -----

     Deferred:
       Federal                                              (327)
       State                                                 (62)
                                                           -----
                                                            (389)
                                                           -----

     Provision before recognition of
     cumulative deferred tax asset                           942

     Recognition of cumulative deferred tax asset           (505)
                                                           -----

                                                         $   437
                                                           =====

   The provision for income taxes for the year ended December 31, 1993 is partially offset by recognition of a cumulative net deferred tax asset of $505,000 associated with the termination of the Company's S Corporation status on April 30, 1993, in accordance with SFAS 109.

    Deferred tax assets (liabilities) are comprised of the following components (in thousands):
                                                              December 31,
                                                             1995     1994
                                                             ----     ----

     Accrued workers' compensation claim liabilities       $1,053    $  982
     Allowance for doubtful accounts                           10        25
     Tax depreciation in excess of book depreciation         (126)      (93)
                                                            -----     -----

                                                           $  937    $  914
                                                            =====     =====



   The effective tax rate differed from the U.S. statutory federal tax rate due to the following:
                                                    Year ended December 31,
                                                    1995     1994      1993
                                                    ----     ----      ----
                                                                   (unaudited
                                                                   pro forma)

     Statutory federal tax rate                    34.0 %    34.0%     34.0%
     State taxes, net of federal benefit            4.6       4.4       4.3
     Goodwill amortization                           .1        .2        .5
     Federal tax-exempt interest income            (1.3)     (1.1)       --
     Other, net                                      .6        .3        .3
                                                   ----      ----      ----

                                                   38.0 %    37.8 %   39.1 %
                                                   ====      ====     ====



14. Stockholders' Equity

   As of March 1, 1993, the Company adopted the 1993 Stock Incentive Plan (the "Plan") which provides for stock-based awards to the Company's employees, non-employee directors, and outside consultants or advisers.
   As of April 20, 1994, the Company increased the number of shares of common stock reserved for issuance under the Plan from 500,000 to 800,000.

   The following table summarizes option activity under the Plan:

                                         Options      Range of prices
                                         -------      ---------------

     Outstanding at March 1, 1993              -

     Options granted                     166,500      $  3.50   to   $  4.69
     Options exercised                         -
     Options canceled or expired          (6,000)
                                         -------
     Outstanding at December 31, 1993    160,500

     Options granted                     233,500      $  9.50   to   $ 13.56

     Options exercised                   (22,175)     $  3.50
     Options canceled or expired         (65,250)
                                         -------
     Outstanding at December 31, 1994    306,575

     Options granted                     221,500      $ 11.50   to   $ 16.36
     Options exercised                   (13,950)     $  3.50   to   $  9.50
     Options canceled or expired         (17,500)
                                         -------

     Outstanding at December 31, 1995    496,625
                                         =======

     Exercisable at December 31, 1995     94,375
                                         =======

     Available for grant at
     December 31, 1995                   263,250
                                         =======

    The options listed in the table generally become exercisable in four equal annual instalments beginning one year after the date of grant. The number of options and the price per share have been restated to reflect the 2-for-1 stock split effective May 23, 1994.

    In connection with the initial public offering, the Company issued 200,000 warrants to its underwriters and related parties for the purchase of shares of the Company's common stock exercisable in whole at any time or in part from time to time commencing June 11, 1994 at $4.20 per share, after giving effect for the 2-for-1 stock split. A total of 110,000 warrants was exercised in January 1995 for proceeds of $462,000.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which allows companies to choose whether to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, or under the fair value method permitted by the new pronouncement, effective for years beginning after December 15, 1995. The new pronouncement will also require additional disclosures regarding the pro forma effect of fair value accounting for stock options on net income and net income per share. The Company plans to continue to follow the provisions of APB Opinion No. 25. As a result, management does not believe the implementation of this pronouncement in 1996 will have a material impact on future earnings.


15. Litigation

    The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions will not materially affect the financial position or results of operations of the Company.

16. Quarterly Financial Information (Unaudited)

                                       First    Second      Third    Fourth
                                      quarter   quarter    quarter   quarter
                                      -------   -------    -------   -------
                                     (in thousands, except per share amounts)

    Year ended December 31, 1993:
      Revenues                      $  20,535 $  25,386   $ 28,076   $26,270
      Cost of revenues                 18,501    22,931     25,147    23,692
      Pro forma net income                389       488
      Pro forma net income per
      share                               .09       .11
      Net income                                               702       481
      Net income per share                                     .11       .08

    Year ended December 31, 1994:
      Revenues                         27,067    35,136     41,149    37,200
      Cost of revenues                 24,096    31,217     36,107    33,025
      Net income                          608       765      1,235       858
      Net income per share                .09       .12        .19       .13

    Year ended December 31, 1995:
      Revenues                         39,298    44,564     49,636    46,306
      Cost of revenues                 35,819    39,645     43,378    40,474
      Net income                          344     1,039      1,513     1,223
      Net income per share                .05       .16        .23       .18

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table identifies, as of February 1, 1996, each director and executive officer of the Company. Directors serve until the next annual meeting of stockholders, or until their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.


                                 Principal Positions and        Director   Officer
 Name                    Age     Business Experience              since     since
 -----------------------------------------------------------------------------------
 William W. Sherertz     49      President; Chief Executive       1980        1980
                                 Officer; Acting Chairman of
                                 the Board of Directors

 Robert R. Ames          55      Director; retired Vice           1993
                                 Chairman of First Interstate
                                 Bank of Oregon, N.A.

 Jeffrey L. Beaudoin     41      Director; President of           1993
                                 Rose City Moving and
                                 Storage Co.

 Stephen A. Gregg        51      Director; Principal, The         1995
                                 Alternare Group

 Anthony Meeker          56      Director; Vice President of      1993
                                 Spears Benzak Salomon &
                                 Farrell

 Stanley G. Renecker     41      Director; Vice President-        1993
                                 Acquisitions of The Campbell
                                 Group

 Michael D. Mulholland   43      Vice President-Finance                       1994
                                 and Secretary; Chief
                                 Financial Officer

 Christopher J.
 McLaughlin              40      Vice President-Operations                    1994

 Michael K. Barrett      32      Vice President-Business                      1995
                                 Development

 James D. Miller         32      Controller; Principal                        1994
                                 Accounting Officer


      William W. Sherertz has acted as Chief Executive Officer of the Company since 1980. He has also been a director of the Company since 1980, and was appointed President of the Company in March 1993. Mr. Sherertz also serves as Acting Chairman of the Board of Directors.

      Robert R. Ames has served as a director of the Company since 1993. Mr. Ames currently is actively engaged in numerous real estate development ventures. From 1992 to 1995, he was the Vice Chairman of the Board of Directors of First Interstate Bank of Oregon, N.A. From 1983 to 1991,
Mr. Ames served as President of the Bank.

      Jeffrey L. Beaudoin has served as a director of the Company since 1993. He is presently the President and a director of Rose City Moving and Storage Co., of Portland, Oregon, a staff leasing client of the Company.

      Stephen A. Gregg was elected to the Company's Board of Directors in February 1995. He is currently a principal in The Alternare Group, a national provider of alternative medicine services. From 1985 to 1994, Mr. Gregg was Chairman and Chief Executive Officer of The Ethix Corporation, a national provider of health care programs headquartered in Portland, Oregon.

      Anthony Meeker has served as a director of the Company since 1993. He has been a Vice President with Spears Benzak Salomon & Farrell, Portland, Oregon, an investment research firm, since 1993. From 1987 to 1993, Mr. Meeker was Treasurer of the State of Oregon. He has also been President and Chief Executive Officer and a director of Meeker Seed & Grain Co. since 1975.

      Stanley G. Renecker has been a director of the Company since 1993.
Mr. Renecker is currently Vice President-Acquisitions of The Campbell Group, a timberland management firm, where he has been employed since 1989.

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

      Michael K. Barrett joined the Company as Vice President-Business Development in December 1995. Prior to joining the Company, Mr. Barrett was Vice President of Marketing for Your Staff, Inc., a wholly-owned staff leasing subsidiary of Kelly Services, Inc., from May 1994 to December 1995. From November 1989 to May 1994, Mr. Barrett owned and operated an advertising firm.

      James D. Miller joined the Company in January 1994 as Controller. From 1991 to 1994, he was the Corporate Accounting Manager for Christensen Motor Yacht Corporation. Mr. Miller, a certified public accountant, was employed by Price Waterhouse from 1987 to 1991.

      Section 16 of the Securities Exchange Act of 1934 ("Section 16") requires that reports of beneficial ownership of Barrett common stock and changes in such ownership be filed with the Securities and Exchange Commission ("SEC") by Section 16 "reporting persons," including directors, executive officers, and certain holders of more than 10% of the outstanding common stock or trusts of which reporting persons are trustees. To the Company's knowledge, all Section 16 reporting requirements applicable to known reporting persons were complied with for transactions and stock holdings during 1995, except that William W. Sherertz, who is an executive officer of the Company, filed a report of the grant of a stock option two days after the filing deadline.


Item 11.    EXECUTIVE COMPENSATION

      The following Summary Compensation Table sets forth for the years indicated the compensation awarded or paid to, or earned by, the Company's chief executive officer and the Company's other executive officers whose salary level and bonus in 1995 exceeded $100,000:


                          SUMMARY COMPENSATION TABLE

                                                                Long-Term
                                                              Compensation
                                                                 Awards
                                                              ------------
                                      Annual Compensation      Securities
                                     -------------------       Underlying
 Name and Principal                    Salary       Bonus      Options (2)
     Position                Year        ($)         ($)             (#)
 -----------------           ----      ------       -----     ------------

William W. Sherertz          1995    $144,000        --           70,000
President and                1994     144,000        --           77,000
Chief Executive Officer      1993     144,000        --           70,000

Michael D. Mulholland        1995     115,000     $42,550         30,000
Vice President-Finance       1994      42,486(1)     --           20,000
and Secretary; Chief         1993         --         --             --
Financial Officer

Christopher J. McLaughlin    1995      90,000      33,300         26,000
Vice President-Operations    1994(3)   79,583      39,300         20,000
                             1993         --          --            --

--------------------------

(1) Mr. Mulholland's annual salary of $115,000 became effective with his date of employment, August 17, 1994.
(2) Option grants do not include stock appreciation rights ("SARs").
(3) Mr. McLaughlin became an executive officer during 1994; the amounts shown are for the full fiscal year.

Stock Option Data

      The following table provides information as to options to purchase Barrett common stock granted to Messrs. Sherertz, Mulholland and McLaughlin during 1995.

                        Number of    % of Total
                       Securities      Options
                       Underlying    Granted to      Exer-                  Grant
                         Options      Employees      cise      Expira-      Date
                       Granted (1)       in          Price      tion       Present
                           (#)       Fiscal Year   ($/Share)    Date    Value ($)(2)
                       -----------   -----------   ---------    ----     ----------

William W. Sherertz       18,654         9.3%      $16.3625   9/17/2000   $133,376
                          51,346        25.7%       14.8750   9/17/2005    528,864

Michael D. Mulholland     10,000         5.0%       14.8750   9/17/2005    103,000
                          20,000        10.0%       14.6250   11/9/2005    201,400

Christopher J.
McLaughlin                 5,000         2.5%       14.8750   9/17/2005     51,500
                          21,000        10.5%       14.6250   11/9/2005    211,470

-------------------------

(1) Options become exercisable cumulatively in four equal annual installments beginning one year after the date of grant; provided that the option will become exercisable in full upon the officer's death, disability or retirement, or in the event of a change in control of the Company. A change in control is defined in the option agreements to include (i) any occurrence which would be required to be reported as such by the proxy disclosure rules of the Securities and Exchange Commission, (ii) the acquisition by a person or group (other than the Company or one of its employee benefit plans) of 30% or more of the combined voting power of its voting securities, (iii) with certain exceptions, the existing directors' ceasing to constitute a majority of the Board of Directors, (iv) certain transactions involving the merger, or sale or transfer of a majority of the assets, of the Company, or (v) approval by the stockholders of a plan of liquidation or dissolution of the Company. The options include a feature which entitles an optionee who tenders previously-acquired shares of common stock to pay all or part of the exercise price of the option, to receive a replacement option (a "reload option") to purchase a number of shares equal to the number of shares tendered at an exercise price equal to the fair market value of the common stock on the date of exercise. No SARs were granted to Messrs. Sherertz, Mulholland or McLaughlin during 1995.

(2) The values shown have been calculated based on the Black-Scholes option pricing model and do not reflect the effect of restrictions on transferability or vesting. The values were calculated based on the following assumptions: (i) expectations regarding volatility of 50% were based on monthly stock price data for the Company; (ii) the risk-free rate of return was assumed to be the Treasury Bond rate whose maturity corresponds to the maturity of the option granted; and (iii) no dividends on the Barrett common stock will be paid during the option term. The values which may ultimately be realized will depend on the market value of the common stock during the periods during which the options are exercisable, which may vary significantly from the assumptions underlying the Black-Scholes model.

      Information concerning each exercise of stock options and the fiscal year-end value of unexercised options held by Messrs. Sherertz, Mulholland and McLaughlin as of December 31, 1995 is summarized in the table below.


                        Aggregated Option Exercises in Last Fiscal Year

                           and Fiscal Year-End Option Values (1)

                                                Number of            Value of
                                               Securities           Unexercised
                                           Underlying Unexer-         In-the-
                                            cised Options at     Money Options at
                         Shares              Fiscal Year-End    Fiscal Year-End (2)
                         Acquired    Value   ---------------    ------------------
                         on Exer-  Realized   Exer-   Unexer-     Exer-    Unexer-
   Name                  cise (#)     ($)    cisable  cisable    cisable   cisable
   ----                  --------  --------  -------  -------    -------   -------
William W. Sherertz         --        --     42,000  157,500    $330,750 $669,375
Michael D. Mulholland       --        --      5,000   45,000      20,000   62,500
Christopher J.
McLaughlin                  --        --      7,000   43,000      48,750  103,875

--------------------------
(1) Messrs. Sherertz, Mulholland and McLaughlin did not exercise any SARs during 1995 and did not hold any SARs at December 31, 1995.

(2) The values shown have been calculated based on the difference between $14.75, which was the closing sale price of Barrett common stock reported on The Nasdaq Stock Market on December 29, 1995, and the per share exercise price of unexercised options.

Directors' Compensation

      Under the standard arrangement in effect at the end of 1995, directors (other than directors who are full-time employees of the Company, who do not receive directors' fees) are entitled to receive a fee of $500 for each Board meeting attended and each meeting of a committee of the Board attended other than a committee meeting held on the same day as a Board meeting.

      In June 1993, concurrent with the closing of the Company's initial public offering, each person who was then a non-employee director of the Company received a nonqualified option, as adjusted for the May 1994 two-for-one stock split, to purchase 3,000 shares of the Company's common stock at an exercise price of $3.50. Also, a nonqualified option for 1,000 shares of common stock (adjusted for the stock split) is granted automatically to each non-employee director whose term begins on or continues after the date of each annual meeting of stockholders at an exercise price equal to the fair market value of the common stock on the date of the meeting. Accordingly, on May 18, 1995, Messrs. Ames, Beaudoin, Gregg, Meeker and Renecker each received an option for 1,000 shares at an exercise price of $11.50 per share.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table gives certain information regarding the beneficial ownership of Barrett common stock as of February 1, 1996, by each director, by each executive officer named in Item 11 above, and by all directors and executive officers of the Company as a group. In addition, it gives information about each person or group known to the Company to own beneficially more than 5% of the outstanding shares of its common stock. Information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given. Unless otherwise indicated, all shares listed as beneficially owned are held with sole voting and dispositive power.



                                                   Amount and
     Name and                                       Nature of       Percent
     Address of                                    Beneficial         of
     Beneficial Owner                               Ownership        Class
     ----------------                              ----------        -----

     Robert R. Ames                                 2,000(1)         *

     Jeffrey L. Beaudoin                            6,900(1)(2)      *

     Stephen A. Gregg                               1,000            *

     Christopher J. McLaughlin                     14,400(1)         *

     Anthony Meeker                                 2,450(1)         *

     Michael D. Mulholland                          5,000(1)         *

     Stanley G. Renecker                            2,000(1)         *

     Nancy B. Sherertz
     27023 Rigby Lot Road
     Easton, Maryland  21601                    1,659,000          25.3%

     William W. Sherertz
     4724 S.W. Macadam Avenue
     Portland, Oregon  97201                    1,841,600(1)       27.8%

     Wasatch Advisors, Inc.
     68 South Main Street
     Suite 400
     Salt Lake City, Utah 84101                   548,675(3)        8.4%

     All directors and executive
     officers as a group
     (10 persons)                               1,880,350(1)       28.3%

 * Less than 1% of the outstanding shares of Common Stock.

(1) Includes options to purchase Barrett common stock which are presently exercisable as follows: Mr. Ames, 2,000 shares; Mr. Beaudoin, 2,000 shares; Mr. McLaughlin, 12,000 shares; Mr. Meeker, 2,000 shares;
      Mr. Mulholland, 5,000 shares; Mr. Renecker, 2,000 shares; Mr. Sherertz, 59,500 shares; and all directors and executive officers as a group, 89,500 shares.

(2) Includes 400 shares owned by Mr. Beaudoin's wife as to which he shares voting and dispositive powers.

(3) A registered investment advisor who has filed a report of beneficial ownership on Schedule 13G reporting sole voting and dispositive power as to the indicated shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      William W. Sherertz agreed, at December 31, 1993, to personally guarantee, at no cost to the Company and pursuant to the approval of a majority of the disinterested outside directors, the repayment of a $111,000 account receivable from an unrelated, insolvent customer. The Company exercised its right to the personal garantee during 1995 and accordingly, Mr. Sherertz surrendered to the Company 7,400 shares of the Company's common stock with a then-fair market value of $111,000 or $15.00 per share in satisfaction of the guarantee.

      Robert R. Ames, a director of the Company, was Vice Chairman of the board of directors of First Interstate Bank of Oregon, N.A. through June 1995, which bank has provided an unsecured revolving credit facility in the amount of $4,000,000 and mortgage financing totaling approximately $629,000 to the Company.


Compensation Committee Interlocks and Insider Participation

      The members of the compensation committee of the board of directors of the Company during 1995 were Jeffrey L. Beaudoin, Stephen A. Gregg and Anthony Meeker. During 1995, the Company provided services to Rose City Moving & Storage Co., of which Mr. Beaudoin, a Barrett director and a member of its compensation committee, is President and a majority stockholder. Barrett recorded revenues and cost of revenues during 1995 related to such services of $3,753,000 and $3,661,000, respectively. At December 31, 1995, the Company's assets included trade accounts receivable totaling $160,000 with respect to the above services; the highest amount of such receivables outstanding at any time during 1995 was $187,000 as of September 30, 1995.





                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. and 2.
            The financial statements listed in the index set forth in Item 8 of this report are filed as part of this report.

(b)   3.
            Exhibits are listed in the Exhibit Index beginning on page 51 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10, "Executive Compensation Plans and Arrangements and Other Management Contracts," in the Exhibit Index.

(c)   Reports on Form 8-K.

            No Current Reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BARRETT BUSINESS SERVICES, INC.
                                   --------------------------------------
                                                 Registrant

Date:  March 26, 1996         By: /s/William W. Sherertz
                                          William W. Sherertz
                                    President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March, 1996.

Principal Executive Officer and Director:


 /s/William W. Sherertz             President and Chief Executive Officer
William W. Sherertz                       and Director


Principal Financial Officer:


 /s/Michael D. Mulholland           Vice President-Finance and
Michael D. Mulholland               Secretary


Principal Accounting Officer:


 /s/James D. Miller                 Controller
James D. Miller


Other Directors:


 *                                  Director
Robert R. Ames




 *                                  Director
Jeffrey L. Beaudoin




 *                                  Director
Stephen A. Gregg




 *                                  Director
Anthony Meeker




 *                                  Director
Stanley G. Renecker





 *  By   /s/Michael D. Mulholland
            Michael D. Mulholland
            Attorney-in-fact

                                 EXHIBIT INDEX

Exhibits

3.1 Charter of the registrant, as amended.  Incorporated by reference to
    Exhibit 3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
3.2 Bylaws of the registrant, as amended.  Incorporated by reference to
    Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
4.1 Loan Agreement between the registrant and First Interstate Bank of Oregon, N.A., dated August 12, 1993 ("Loan Agreement"). Incorporated by reference to Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
4.2 First Amendment to Loan Agreement dated March 29, 1994. Incorporated by reference to Exhibit 4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
4.3 Second Amendment to Loan Agreement dated May 31, 1994, together with Optional Advance Note dated May 31, 1994. Incorporated by reference to
    Exhibit 4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
4.4 Third Amendment to Loan Agreement dated January 3, 1995, together with Optional Advance Note dated January 3, 1995. Incorporated by reference to Exhibit 4.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
4.5 Fourth Amendment to Loan Agreement dated June 1, 1995, together with Optional Advance Note dated June 1, 1995 and Interest Rate Option Agreement dated June 1, 1995. Incorporated by reference to Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
            The registrant has incurred other long-term indebtedness as to which the amount involved is less than 10 percent of the registrant's total assets. The registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.
10  Executive Compensation Plans and Arrangements and Other Management
    Contracts.
10.1 1993 Stock Incentive Plan of the registrant as amended March 8, 1994. Incorporated by reference to Exhibit 10.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
10.2 Form of Indemnification Agreement with each director of the registrant. Incorporated by reference to Exhibit 10.8 to the registrant's Registration Statement on Form S-1 (No.33-61804).
11  Statement of Calculation of Average Common Shares Outstanding.
23  Consent of Price Waterhouse LLP, independent accountants.
24  Power of attorney of certain officers and directors.
27  Financial Data Schedule.
Other exhibits listed in Item 601 of Regulation S-K are not applicable.