Form 10-Q
period 1996-03-31
BARRETT BUSINESS SERVICES INC
filed 1996-05-14
CIK 902791

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   - - - - -

                                   FORM 10-Q
                                   - - - - -

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1996

                          Commission File No. 0-21886


                        BARRETT BUSINESS SERVICES, INC.
            (Exact name of registrant as specified in its charter)

               Maryland                                52-0812977

(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

        4724 SW Macadam Avenue
           Portland, Oregon                               97201

(Address of principal executive office)                 (Zip Code)

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

            Yes [ X ]             No [   ]

Number of shares of Common Stock, $.01 par value outstanding at April 30, 1996 was 6,740,204 shares.
























                        BARRETT BUSINESS SERVICES, INC.

                                     INDEX

                                                                         Page
                                                                         - - -
Part I - Financial Information

     Item 1.  Financial Statements

              Balance Sheets - March 31, 1996 and
               December 31, 1995 . . . . . . . . . . . . . . . . . . . .    3

              Statements of Operations - Three Months
               Ended March 31, 1996 and 1995 . . . . . . . . . . . . . .    4

              Statements of Cash Flows - Three Months
               Ended March 31, 1996 and 1995 . . . . . . . . . . . . . .    5

              Notes to Financial Statements  . . . . . . . . . . . . . .    6

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations  . . . . . . . . . . . . . . . . . . . . . . .    9


Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14



Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15


























                        PART I - Financial Information

Item 1.  Financial Statements

                        BARRETT BUSINESS SERVICES, INC.
                                Balance Sheets
                                  (Unaudited)
                                (In thousands)
                                                    March 31,     December 31,
                                                      1996            1995
                                                    ---------    -------------
     Assets

Current assets:
   Cash and cash equivalents                        $  4,392        $  3,218
   Trade accounts receivable, net                     12,877          13,151
   Prepaid expenses and other                            947             478
   Deferred tax asset (Note 2)                           640             937
                                                      ------          ------
      Total current assets                            18,856          17,784

Intangibles, net                                       6,292           6,452
Property and equipment, net                            2,247           2,261
Restricted marketable securities
 and workers' compensation deposits                    5,840           4,681
Other assets                                             100              95
                                                      ------          ------
                                                    $ 33,335        $ 31,273
                                                      ======          ======

     Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt                $     34        $     33
   Income taxes payable (Note 2)                         184               -
   Accounts payable                                      609             378
   Accrued payroll, payroll taxes
    and related benefits                               7,175           5,797
   Accrued workers' compensation claims
    liabilities                                        1,637           2,383
   Customer safety incentives payable                    862             776
                                                      ------          ------
      Total current liabilities                       10,501           9,367
Long-term debt, net of current portion                   866             875
Customer deposits                                        716             675
Long-term workers' compensation
 liabilities                                             321             322
                                                      ------          ------
                                                      12,404          11,239
                                                      ------          ------
     Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500
    shares authorized, 6,560 and 6,551
    shares issued and outstanding, respectively           66              66
   Additional paid-in capital                         10,507          10,437
   Retained earnings                                  10,358           9,531
                                                      ------          ------
                                                      20,931          20,034
                                                      ------          ------
                                                    $ 33,335        $ 31,273
                                                      ======          ======
  The accompanying notes are an integral part of these financial statements.


                        BARRETT BUSINESS SERVICES, INC.
                           Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
                                                           1996        1995
                                                          -------    -------
Revenues:
   Staffing services                                     $ 22,629   $ 20,604
   Professional employer services                          20,556     18,694
                                                          -------    -------
                                                           43,185     39,298
Cost of revenues:
   Direct payroll costs                                    32,718     29,744
   Payroll taxes and benefits                               4,334      3,581
   Workers' compensation                                      770      2,307
   Safety incentives                                          347        187
                                                          -------    -------
                                                           38,169     35,819
                                                          -------    -------

Gross margin                                                5,016      3,479

Selling, general and administrative
 expenses                                                   3,626      2,875
Amortization of intangibles                                   160        145
                                                          -------    -------

Income from operations                                      1,230        459

Other income (expense):
   Interest expense                                           (21)       (14)
   Interest income                                            125        107
   Other, net                                                  (1)         3
                                                          -------    -------
                                                              103         96
                                                          -------    -------

Income before provision for income taxes                    1,333        555
Provision for income taxes                                    506        211
                                                          -------    -------

Net income                                               $    827   $    344
                                                          =======    =======

Primary earnings per share (Note 4)                      $    .12   $    .05
                                                          =======    =======
Primary weighted average number of common
 stock equivalent shares outstanding                        6,787      6,723
                                                          =======    =======


  The accompanying notes are an integral part of these financial statements.

                        BARRETT BUSINESS SERVICES, INC.
                           Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
                                                           1996        1995
                                                         -------     -------
Cash flows from operating activities:
   Net income                                            $   827     $   344
   Reconciliation of net income to cash
    from operations:
      Depreciation and amortization                          228         200

   Changes in certain assets and liabilities:
      Trade accounts receivable, net                         274      (1,496)
      Prepaid expenses and other                            (474)       (231)
      Deferred tax asset                                     297        (251)
      Accounts payable                                       231         417
      Accrued payroll, payroll taxes and related
       benefits                                            1,378         808
      Accrued workers' compensation claims
       liabilities                                          (746)        644
      Customer safety incentives payable                      86           9
      Income taxes payable                                   184         435
      Customer deposits and long-term workers'
       compensation liabilities                               40          76
                                                          ------      ------

   Net cash provided by operating activities               2,325         955
                                                          ------      ------
Cash flows from investing activities:
      Purchases of fixed assets                              (54)        (77)
      Proceeds from sales of marketable
       securities                                            405          18
      Purchases of marketable securities                  (1,564)          -
                                                          ------      ------
   Net cash used in investing activities                  (1,213)        (59)
                                                          ------      ------

Cash flows from financing activities:
      Payments on long-term debt                              (8)         (5)
      Proceeds from exercise of stock
       options and warrants                                   70         473
                                                          ------      ------
   Net cash provided by financing activities                  62         468
                                                          ------      ------


Net increase in cash and cash equivalents                  1,174       1,364

Cash and cash equivalents, beginning of period             3,218       2,214
                                                          ------      ------

Cash and cash equivalents, end of period                 $ 4,392     $ 3,578
                                                          ======      ======


  The accompanying notes are an integral part of these financial statements.





                        BARRETT BUSINESS SERVICES, INC.
                         Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS:

          The accompanying financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K at pages 22-41. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.


NOTE 2 - PROVISION FOR INCOME TAXES:

          Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                           March 31, 1996    December 31, 1995
                                           --------------    -----------------

Accrued workers' compensation claims
 liabilities                                  $   748            $  1,053

Allowance for doubtful accounts                    10                  10

Tax depreciation in excess of book
 depreciation                                    (136)               (126)

Book amortization of intangibles in excess
 of tax amortization                               18                   -
                                               ------              ------
                                              $   640             $   937
                                               ======              ======

The provision for income taxes for the three months ended March 31, 1996 and 1995, is as follows (in thousands):



                                              Three Months      Three Months
                                                 Ended             Ended
                                             March 31, 1996    March 31, 1995
                                             --------------    --------------
Current:
   Federal                                      $    159          $    380
   State                                              50                82
                                                  ------            ------
                                                     209               462
Deferred:
   Federal                                           247              (209)
   State                                              50               (42)
                                                  ------            ------
                                                     297              (251)
                                                  ------            ------

     Provision for income taxes                 $    506          $    211
                                                  ======            ======


NOTE 3 - STOCK INCENTIVE PLAN:

          In 1993, the Company adopted a stock incentive plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 800,000.

          The following table summarizes options granted under the Plan in 1996:


Outstanding at December 31, 1995                 496,625      $3.50 to $16.36

Options granted                                   37,000      $15.06
Options exercised                                 (8,875)     $3.50 to $ 9.50
Options canceled or expired                       (7,750)     $3.50 to $ 9.50
                                                 -------

Outstanding at March 31, 1996                    517,000      $3.50 to $16.36
                                                 =======

Exercisable at March 31, 1996                    115,125
                                                 =======

Available for grant at March 31, 1996            234,000
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


NOTE 5 - SUBSEQUENT EVENTS:

          On April 1, 1996, the Company acquired certain assets and the business of StaffAmerica, Inc., pursuant to a Plan and Agreement of Reorganization for total consideration of $2,880,000. StaffAmerica provides both temporary staffing and staff leasing services through its two offices
located in Santa Barbara and Oxnard, California.   In 1995, StaffAmerica had
revenues of approximately $6.7 million. In exchange for the StaffAmerica assets and business operations, the Company issued 159,154 shares of its common stock valued at $2,825,000, and assumed a StaffAmerica liability of $55,000 for customer deposits. The acquisition was accounted for under the purchase method of accounting which resulted in $2,500,000 of intangible assets, a secured promissory note receivable from seller of $324,000 and $56,000 in fixed assets. The $324,000 promissory note is due and payable not later than March 31, 1997.

          The Plan and Agreement of Reorganization between StaffAmerica and the Company gives StaffAmerica and its former owners the right to require the Company to repurchase the shares issued in the transaction pursuant to certain conditions and restrictions. The Company's obligation to repurchase such shares commenced on May 1, 1996 and will expire on March 31, 1997.

          On April 8, 1996, the Company acquired certain assets and the business of JobWorks Agency, Inc., pursuant to a Plan and Agreement of Reorganization for total consideration of $402,000. JobWorks provides both temporary staffing and staff leasing services through its two offices located in Hood River and The Dalles, Oregon. JobWorks had revenues of approximately $1.2 million in 1995. The Company issued 20,446 shares of its common stock with the then-fair value of $380,000, assumed a customer deposit liability of $2,000 and paid $20,000 in cash. The acquisition was accounted for under the purchase method of accounting which resulted in $305,000 of intangible assets, $77,000 in accounts receivable and $20,000 in fixed assets.


























Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three months ended March 31, 1996 and 1995.

                                                               Percentage of
                                                              Total Revenues
                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             1996        1995
                                                             ----        ----
  Revenues:
   Staffing services . . . . . . . . . . . . . . . . . . .   52.4%       52.4%
   Professional employer services  . . . . . . . . . . . .   47.6        47.6
                                                            -----       -----
      Total revenues . . . . . . . . . . . . . . . . . . .  100.0       100.0
                                                            -----       -----

Cost of revenues:
   Direct payroll costs  . . . . . . . . . . . . . . . . .   75.8        75.7
   Payroll taxes and benefits  . . . . . . . . . . . . . .   10.0         9.1
   Workers' compensation . . . . . . . . . . . . . . . . .    1.8         5.8
   Safety incentives . . . . . . . . . . . . . . . . . . .     .8          .5
                                                            -----       -----
      Total cost of revenues . . . . . . . . . . . . . . .   88.4        91.1
                                                            -----       -----

Gross margin . . . . . . . . . . . . . . . . . . . . . . .   11.6         8.9
Selling, general and administrative
 expenses  . . . . . . . . . . . . . . . . . . . . . . . .    8.7         7.7
                                                            -----       -----
Income from operations . . . . . . . . . . . . . . . . . .    2.9         1.2
Other income (expense) . . . . . . . . . . . . . . . . . .     .2          .2
                                                            -----       -----
Pretax income  . . . . . . . . . . . . . . . . . . . . . .    3.1         1.4
Provision for income taxes . . . . . . . . . . . . . . . .    1.2          .5
                                                            -----       -----
Net income . . . . . . . . . . . . . . . . . . . . . . . .    1.9          .9
                                                            =====       =====


                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995

          Net income for the first quarter of 1996 was $827,000, an increase of $483,000 or 140.4% over the same period in 1995. The increase in net income was attributable to higher revenues, combined with an increased gross margin percent, offset in part by higher selling, general and administrative expenses, expressed as a percentage of revenues. Earnings per share for the first quarter of 1996 were $.12 as compared to $.05 for the first quarter of 1995.

          Revenues for the first quarter of 1996 totaled approximately $43.2 million, an increase of approximately $3.9 million or 9.9% over the first quarter of 1995. The quarter-over-quarter internal growth rate of revenues was 5.3%. The percentage increase in total revenues exceeded the internal growth rate of revenues primarily due to the acquisition of four temporary staffing businesses in July 1995 and one such business in December 1995. The lower internal growth rate of revenues of 5.3% for the 1996 first quarter compared to the 1995 first quarter internal growth rate of 19.1% is believed to be attributable to inclement weather conditions in Oregon, Maryland and Delaware, as well as to an ongoing slowdown in the high-tech industry which continues to have a negative effect on the growth rate of the Company's Santa Clara, California operations. The overall rate of revenue growth for the first four weeks of the 1996 second quarter remained consistent with the 1996 first quarter. The mix of staffing services and professional employer services remained at 52.4% and 47.6%, respectively, for the 1996 first quarter compared to the same period of 1995.

          Gross margin for the first quarter of 1996 totaled approximately $5.0 million, which represented an increase of $1.5 million or 44.2% over the same period in 1995. The gross margin percent increased to 11.6% of revenues for the first quarter of 1996 from 8.9% for the first quarter of 1995 as a result of significantly lower workers' compensation expense both in terms of total dollars and as a percentage of revenues. The Company's workers' compensation expense for the first quarter of 1996 declined to 1.8% of revenues as compared to 5.8% of revenues for the first quarter of 1995. The decrease in workers' compensation expense, as a percentage of revenues, was offset in part by an increase in payroll taxes and benefits as a percentage of revenues resulting from higher state unemployment tax rates in various states.


          The following table summarizes certain indicators of performance regarding the Company's self-insured workers' compensation program for the first quarter of 1996 and 1995.

                  Self-Insured Workers' Compensation Profile

                                            Total Workers'      "Reserve"(1)
                           Total Workers'    Comp Expense       as a % of
          No. of Injury     Comp Expense       as a % of         "At Risk
              Claims       (in thousands)    Total Payroll       Claims"(2)
          -------------    --------------   --------------    -------------
           1996   1995      1996    1995     1996    1995     1996    1995
          -----  ------    ------  ------   ------  ------    ------  -----

    Q1    193      266    $770     $2,307   2.4%     7.8%    41.0%    33.0%

- ---------------------------

(1) "Reserve" in this context is defined as an additional expense provision for the unexpected future adverse development of claims expense (commonly referred to as "IBNR").
(2) "At Risk Claims" are defined as the dollar amount of all injury claims submitted under self-insured payroll less amounts covered by excess reinsurance.

          The preceding table illustrates the 1996 improvement over the 1995 first quarter in the Company's total workers' compensation expense both in terms of total dollars and, more importantly, as a percent of total payroll dollars. Concurrent with the improved expense level and percentage, the Company has increased its reserves for future adverse claim development as a percentage of "at risk claims" to 41.0% as of March 31, 1996, as compared to 33.0% at March 31, 1995.

          Selling, general and administrative expenses (including the amortization of intangibles) amounted to approximately $3.8 million, an increase of $767,000 or 25.4% over the comparable period in 1995. Selling, general and administrative expenses, expressed as a percentage of revenues, increased from 7.7% for the first quarter of 1995 to 8.7% of revenues for the first quarter of 1996. The increase was primarily attributable to additional branch office staffing to support increased business activity and additional workers' compensation loss control branch personnel to enhance the administration of the Company's self-insured workers' compensation programs.

          The Company offers various employee benefit plans, including a savings plan pursuant to Internal Revenue Code Section 401(k) and a cafeteria plan pursuant to Code Section 125, to its employees, including its worksite employees. In order to qualify for favorable tax treatment under the Code, such plans must be established and maintained by an employer for the exclusive benefit of its employees. The Internal Revenue Service (the "IRS") has reportedly adopted or is considering the adoption of a position that Professional Employer Organizations ("PEOs"), such as the Company, are not employers for ERISA purposes, at least in certain factual situations. The universal application of this position to all PEO situations could potentially disqualify from favorable tax treatment all the employee benefit plans of all PEOs. However, the precise nature, scope, and effect of the IRS' determinations on this issue, which to the best of the Company's knowledge have not yet been published, are not known at this time. Accordingly, the Company has not recorded any provision in connection with the potential disqualification of its benefit plans, as neither the likelihood of disqualification nor the resulting range of loss, if any, is currently estimable. Reference is made to pages 17-18 of the Company's 1995 Annual Report on Form 10-K for a more detailed discussion of this issue.


Seasonal Fluctuations

          The Company's revenues historically have been subject to some seasonal fluctuation, particularly in its staffing services business. Demand for the Company's staffing services and the operations of certain staff leasing clients decline during the year-end holiday season and periods of inclement weather. Correspondingly, demand for staffing services, and the operations of some staff leasing clients, particularly agricultural and forest products-related companies, increase during the second and third quarters.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash position of $4,392,000 at March 31, 1996 increased by $1,174,000 from December 31, 1995. The increase was primarily due to cash provided by operating activities, offset in part by the use of cash for net purchases of restricted marketable securities.

          Net cash provided by operating activities for the three months ended March 31, 1996 amounted to $2,325,000 as compared to $955,000 for the comparable 1995 period. For the 1996 period, cash flow generated by net income and an increase of $1,378,000 in accrued payroll and benefits was offset in part by a $746,000 decrease in accrued workers' compensation claims liabilities.

          Net cash used in investing activities totaled $1,213,000 for the three months ended March 31, 1996 as compared to $59,000 for the similar 1995 period. For the 1996 period, the principal use of cash for investing activities was the purchase of restricted marketable securities to satisfy various state self-insured workers' compensation surety deposit requirements. The Company presently has no material long-term capital commitments.

          Net cash provided by financing activities for the three-month period ended March 31, 1996 was $62,000, which compares to $468,000 for the comparable 1995 period. For the 1995 period, the principal source of cash provided by financing activities arose from the exercise of warrants by underwriters to purchase 110,000 shares of the Company's common stock at $4.20 per share. Such warrants were received by the Company's underwriters in connection with its June 1993 initial public offering of common stock. As of the date of this filing, an underwriter continues to hold warrants to purchase 90,000 shares of common stock at $4.20 per share.

          The Company's business strategy continues to focus on growth through the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas, together with the expansion of operations at existing offices. As disclosed in Note 5 to the financial statements included herein, the Company purchased, during April 1996, certain assets of two temporary staffing and staff leasing companies located in California and Oregon for a combination of cash and shares of the Company's common stock. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated.

          The Company presently has an unsecured $4.0 million revolving credit facility which expires May 30, 1996. There was no outstanding balance at March 31, 1996. Management expects that the renewal of such credit facility will be in an amount and on such terms and conditions as will be not less favorable than the current credit arrangement. Management also believes the funds anticipated to be generated from operations, together with the renewed credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

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

     (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BARRETT BUSINESS SERVICES, INC.
                                      (Registrant)






Date:  May 10, 1996                   By: /s/ Michael D. Mulholland
                                         - - - - - - - - - - - - - - - - - -
                                         Michael D. Mulholland
                                         Vice President-Finance
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT

11     Statement of Calculation of Average Common Shares Outstanding

27     Financial Data Schedule