Form 10-Q
period 1996-06-30
BARRETT BUSINESS SERVICES INC
filed 1996-08-13
CIK 902791

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

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

            Yes [ X ]         No [   ]

Number of shares of Common Stock, $.01 par value outstanding at July 31, 1996 was 6,783,452 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX


Page

Part I - Financial Information

      Item 1.     Financial Statements

                  Balance Sheets - June 30, 1996 and
                  December 31, 1995..........................................3

                  Statements of Operations - Three Months
                  Ended June 30, 1996 and 1995...............................4

                  Statements of Operations - Six Months
                  Ended June 30, 1996 and 1995...............................5

                  Statements of Cash Flows - Six Months
                  Ended June 30, 1996 and 1995...............................6

                  Notes to Financial Statements..............................7

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations................................................10

Part II - Other Information

      Item 4.     Submission of Matters to a Vote of Security
                  Holders...................................................16

      Item 6.     Exhibits and Reports on Form 8-K..........................16

Signatures        ..........................................................17


Exhibit Index     ..........................................................18

                         PART I - Financial Information

Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                                 (In thousands)
                                                   June 30,       December 31,
                                                     1996             1995
                                                   --------       ------------
      Assets

Current assets:
   Cash and cash equivalents                         $ 3,909          $ 3,218
   Trade accounts receivable, net                     16,177           13,151
   Note receivable                                       324                -
   Prepaid expenses and other                            619              478
   Deferred tax asset (Note 3)                           664              937
                                                      ------           ------
      Total current assets                            21,693           17,784
Intangibles, net                                       8,981            6,452
Property and equipment, net                            2,400            2,261
Restricted marketable securities
 and workers' compensation deposits                    5,817            4,681
Other assets                                             107               95
                                                      ------           ------
                                                     $38,998          $31,273
                                                      ======           ======
      Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt                 $    35          $    33
   Income taxes payable (Note 3)                         443                -
   Accounts payable                                      116              378
   Accrued payroll, payroll taxes
    and related benefits                               8,248            5,797
   Accrued workers' compensation claims
    liabilities                                        1,606            2,383
   Customer safety incentives payable                    981              776
                                                      ------           ------
      Total current liabilities                       11,429            9,367
Long-term debt, net of current portion                   857              875
Customer deposits                                        813              675
Long-term workers' compensation
 liabilities                                             419              322
                                                      ------           ------
                                                      13,518           11,239
                                                      ------           ------
Commitments and contingencies

Redeemable common stock, 159 shares issued
 and outstanding (Note 2)                              2,825                -

Nonredeemable stockholders' equity:
   Common stock, $.01 par value; 20,500
    shares authorized, 6,585 and 6,551
    shares issued and outstanding, respectively           66               66

   Additional paid-in capital                         10,926           10,437
   Retained earnings                                  11,663            9,531
                                                      ------           ------
                                                      22,655           20,034
                                                      ------           ------
                                                     $38,998          $31,273
                                                      ======           ======

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.

                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                         Three Months Ended
                                                                June 30,
                                                         ------------------
                                                        1996           1995
                                                        ----           ----
Revenues:

   Staffing services                                   $27,091        $24,333
   Professional employer services                       24,780         20,231
                                                        ------         ------
                                                        51,871         44,564
Cost of revenues:
   Direct payroll costs                                 39,160         33,659
   Payroll taxes and benefits                            4,989          4,044
   Workers' compensation                                 1,213          1,707
   Safety incentives                                       362            235
                                                        ------         ------
                                                        45,724         39,645
                                                        ------         ------
Gross margin                                             6,147          4,919

Selling, general and administrative
 expenses                                                3,939          3,226
Amortization of intangibles                                209            138
                                                        ------         ------

Income from operations                                   1,999          1,555

Other income (expense):
   Interest expense                                        (21)           (20)
   Interest income                                         126             95
   Other, net                                                1             28
                                                        ------         ------
                                                           106            103
                                                        ------         ------

Income before provision for income taxes                 2,105          1,658
Provision for income taxes                                 800            619
                                                        ------         ------

Net income                                             $ 1,305        $ 1,039
                                                        ======         ======

Primary earnings per share (Note 5)                    $   .19        $   .16
                                                        ======         ======

Primary weighted average number of common
 stock equivalent shares outstanding                     6,978          6,639
                                                        ======         ======

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.

                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                          Six Months Ended
                                                               June 30,
                                                          -----------------
                                                          1996         1995
                                                          ----         ----
Revenues:
   Staffing services                                    $49,719       $44,937
   Professional employer serv ices                       45,337        38,926
                                                         ------        ------
                                                         95,056        83,863
Cost of revenues:
   Direct payroll costs                                  71,878        63,403
   Payroll taxes and benefits                             9,322         7,626
   Workers' compensation                                  1,983         4,014
   Safety incentives                                        709           422
                                                         ------        ------
                                                         83,892        75,465
                                                         ------        ------
Gross margin                                             11,164         8,398
Selling, general and administrative
 expenses                                                 7,567         6,101
Amortization of intangibles                                 369           284
                                                         ------        ------

Income from operations                                    3,228         2,013

Other income (expense):
   Interest expense                                         (42)          (33)
 Interest income                                            252           202
   Other, net                                                 -            30
                                                         ------        ------
                                                            210           199
                                                         ------        ------

Income before provision for income taxes                  3,438         2,212
Provision for income taxes                                1,306           829
                                                         ------        ------

Net income                                              $ 2,132       $ 1,383
                                                         ======        ======

Primary earnings per share (Note 5)                     $   .31       $   .21
                                                         ======        ======

Primary weighted average number of common
 stock equivalent shares outstanding                      6,883         6,653
                                                         ======        ======


   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.

                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                            Six Months Ended
                                                                 June 30,
                                                            -----------------
                                                             1996       1995
                                                             ----       ----
Cash flows from operating activities:
   Net income                                             $ 2,132     $ 1,383
   Reconciliation of net income to cash
    from operations:
      Depreciation and amortization                           512         398
      Gain on sale of marketable securities                     -         (25)

   Changes in certain assets and liabilities, net
     of assets acquired and liabilities assumed:
      Trade accounts receivable, net                       (2,954)     (3,854)
      Prepaid expenses and other                             (153)          9
      Deferred tax asset                                      273        (287)
      Accounts payable                                       (262)        328
      Accrued payroll, payroll taxes and related
       benefits                                             2,451       1,365
      Accrued workers' compensation claims
       liabilities                                           (777)        783
      Customer safety incentives payable                      205          25
      Income taxes payable                                    443         272
      Customer deposits and long-term workers'
       compensation liabilities                               183           9
                                                           ------       -----
   Net cash provided by operating activities                2,053         406
                                                           ------       -----

Cash flows from investing activities:
      Cash paid for acquisitions, including other
       direct costs (Note 2)                                 (113)          -
      Purchases of fixed assets, net of amounts
       purchased in acquisitions                             (206)       (199)
      Proceeds from sales of marketable
       securities                                           3,244       1,035
      Purchases of marketable securities                   (4,380)     (1,718)
                                                           ------      ------
   Net cash used in investing activities                   (1,455)       (882)
                                                           ------      ------

Cash flows from financing activities:
      Payments on long-term debt                              (16)        (13)
      Proceeds from exercise of stock
       options and warrants                                   109         496
                                                           ------       -----
   Net cash provided by financing activities                   93         483
                                                           ------       -----

Net increase in cash and cash equivalents                     691           7

Cash and cash equivalents, beginning of period              3,218       2,214
                                                           ------      ------

Cash and cash equivalents, end of period                  $ 3,909     $ 2,221
                                                           ======      ======


Supplemental schedule of noncash activities:
   Acquisition of other businesses:
      Cost of acquisitions in excess of fair market
       value of net assets acquired                       $ 2,898         $ -
      Tangible assets acquired                                472           -
      Liabilities assumed                                      52           -
      Common stock issued in connection with acquisitions   3,205           -


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


NOTE 2 - ACQUISITIONS:

            On April 1, 1996, the Company acquired certain assets and the business of StaffAmerica, Inc., pursuant to a Plan and Agreement of Reorganization. StaffAmerica provides both temporary staffing and staff leasing services through its two offices located in Santa Barbara and Oxnard, California. In 1995, StaffAmerica had revenues of approximately $6.7 million. In exchange for the StaffAmerica assets and business operations, the Company issued 157,464 shares of its common stock valued at $2,795,000, assumed a StaffAmerica liability of $50,000 for customer deposits and issued to each of the two owners of StaffAmerica, 845 shares of Company common stock for their covenants not to compete and incurred $84,000 in acquisition related costs. The acquisition was accounted for under the purchase method of accounting which resulted in $2,579,000 of intangible assets, a promissory note receivable from seller of $324,000 and $56,000 in fixed assets. The $324,000 promissory note is due and payable no later than March 31, 1997.

            The Plan and Agreement of Reorganization between StaffAmerica and the Company allows StaffAmerica and the former owners to require the Company to repurchase the shares issued to them on April 1, 1996. There are certain conditions and restrictions imposed on StaffAmerica, and the former owners with regard to the Company's obligation to repurchase its stock. The Company's obligation to repurchase such shares commenced on May 1, 1996, and expires on March 31, 1997. Upon redemption, and to the extent the note receivable from the seller remains outstanding, the price per share shall be the lower of $17.75 per share or the then current market value of the common stock.

If the note receivable has been fully retired, then the price per share of the common stock shall be $17.75. The total 159,154 shares of common stock is shown as redeemable common stock in the accompanying balance sheet as of June 30, 1996, at its recorded value of $2,825,000.

            On April 8, 1996, the Company acquired certain assets and the business of JobWorks Agency, Inc., by way of a Plan and Agreement of Reorganization. JobWorks provides both temporary staffing and staff leasing services through its two offices located in Hood River and The Dalles, Oregon. JobWorks had revenues of approximately $1.2 million in 1995. The Company issued 20,446 shares of its common stock with a then-fair value of $380,000 for the assets and business of JobWorks and assumed a customer deposit liability of $2,000 and incurred $9,000 in acquisition related costs. The Company paid $15,000 in cash for the selling shareholder's agreement of noncompetition. The acquisition was accounted for under the purchase method of accounting which resulted in $314,000 of intangible assets, $72,000 in accounts receivable and $20,000 in fixed assets.

NOTE 3 - PROVISION FOR INCOME TAXES:

            Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                            June 30, 1996   December 31, 1995
                                            -------------   -----------------
Accrued workers' compensation claims
   liabilities                                     $ 775             $1,053

Allowance for doubtful accounts                       10                 10

Tax depreciation in excess of book
   depreciation                                     (141)              (126)

Book amortization of intangibles in excess
   of tax amortization                                20                  -
                                                    ----               ----

                                                   $ 664              $ 937
                                                    ====               ====

The provision for income taxes for the six months ended June 30, 1996 and 1995, is as follows (in thousands):

                                               Six Months        Six Months
                                                  Ended             Ended
                                              June 30, 1996     June 30, 1995
                                              -------------     -------------

Current:
   Federal                                         $  843            $  913
   State                                              190               203
                                                    -----             -----
                                                    1,033             1,116
Deferred:
   Federal                                            228              (239)
   State                                               45               (48)
                                                    -----             -----
                                                      273              (287)
                                                    -----             -----
      Provision for income taxes                   $1,306            $  829
                                                    =====             =====




NOTE 4 - STOCK INCENTIVE PLAN:

            In 1993, the Company adopted a stock incentive plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 800,000.

            The following table summarizes options granted under the Plan in 1996:


Outstanding at December 31, 1995      496,625      $ 3.50 to $16.36

Options granted                       102,000      $15.06 to $18.69
Options exercised                     (12,875)     $ 3.50 to $ 9.50
Options canceled or expired           (58,500)     $ 3.50 to $18.69
                                      -------

Outstanding at June 30, 1996          527,250      $ 3.50 to $18.00
                                      =======

Exercisable at June 30, 1996          143,250
                                      =======

Available for grant at
   June 30, 1996                      219,750
                                      =======


The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.



NOTE 5- NET INCOME PER SHARE:

            Net income per share is computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

            The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three and six-month periods ended June 30, 1996 and 1995.

                                             Percentage of Total Revenues
                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     ------------------       ----------------
                                      1996        1995        1996       1995
                                      ----        ----        ----       ----
Revenues:
   Staffing services                  52.2%       54.6%       52.3%      53.6%
   Professional employer services     47.8        45.4        47.7       46.4
                                     -----       -----       -----      -----
      Total revenues                 100.0       100.0       100.0      100.0
                                     -----       -----       -----      -----

Cost of revenues:
   Direct payroll costs               75.5        75.5        75.6       75.6
   Payroll taxes and benefits          9.6         9.2         9.8        9.1
   Workers' compensation               2.3         3.8         2.1        4.8
   Safety incentives                    .7          .5          .8         .5
                                     -----       -----       -----      -----
       Total cost of revenues         88.1        89.0        88.3       90.0
                                     -----       -----       -----      -----

Gross margin                          11.9        11.0        11.7       10.0
Selling, general and administrative
 expenses                              7.6         7.2         8.0        7.3
Amortization of intangibles             .4          .3          .3         .3
                                     -----       -----       -----      -----
Income from operations                 3.9         3.5         3.4        2.4
Other income (expense)                  .2          .2          .2         .2
                                     -----       -----       -----      -----
Pretax income                          4.1         3.7         3.6        2.6
Provision for income taxes             1.6         1.4         1.4        1.0
                                     -----       -----       -----      -----
Net income                             2.5         2.3         2.2        1.6
                                     =====       =====       =====      =====


                    Three months ended June 30, 1996 and 1995

            Net income for the second quarter of 1996 was $1,305,000, an increase of $266,000 or 25.6% over the same period in 1995. The increase in net income was attributable to higher revenues, combined with an increased gross margin percent, offset in part by higher selling, general and administrative expenses, expressed as a percentage of revenues. Earnings per share for the second quarter of 1996 were $.19 as compared to $.16 for the second quarter of 1995.

            Revenues for the second quarter of 1996 totaled approximately $51.9 million, an increase of approximately $7.3 million or 16.4% over the second quarter of 1995. The quarter-over-quarter internal growth rate of revenues was 4.8%. The percentage increase in total revenues exceeded the internal growth rate of revenues primarily due to the acquisition of four temporary staffing businesses in July 1995, one such business in December 1995, and two temporary staffing and staff leasing services businesses in April 1996, as discussed in Note 2 to the financial statements included in
Item 1. The lower internal growth rate of revenues of 4.8% for the 1996 second quarter compared to the Company's second quarter 1995 internal growth rate of 25.6% is believed to be attributable to an ongoing slowdown in the high-tech industry which continues to have a negative effect on the growth rate of the Company's Santa Clara, California operations. The mix of professional employer services as a percent of revenues increased to 47.8%, up from 45.4% of total revenues for the comparable 1995 period due to the growth in the number of new PEO clients primarily in Oregon and California. Staffing services had a corresponding decline in sales mix for the second quarter of 1996 to 52.2% of total revenues as compared to 54.6% of total revenues for the same period in 1995.

          Gross margin for the second quarter of 1996 totaled approximately $6.1 million, which represented an increase of $1.2 million or 24.5% over the same period of 1995. The gross margin percent increased to 11.9% of revenues for the second quarter of 1996 from 11.0% for the second quarter of 1995 as a result of significantly lower workers' compensation expense both in terms of total dollars and as a percentage of revenues. The Company's workers' compensation expense for the second quarter of 1996 declined to 2.3% of revenues as compared to 3.8% of revenues for the second quarter of 1995. The decrease in workers' compensation expense, as a percentage of revenues, was offset in part by an increase in payroll taxes and benefits as a percentage of revenues resulting from higher state unemployment tax rates in various states.


            The following table summarizes certain indicators of performance regarding the Company's self-insured workers' compensation program for each of the first two quarters of 1996 and 1995.

                   Self-Insured Workers' Compensation Profile

                                           Total Workers'      "Reserve"1
                       Total Workers'       Comp Expense        as a % of
      No. of Injury     Comp Expense          as a % of         "At Risk
         Claims        (in thousands)       Total Payroll       Claims"2
      -------------     -------------       -------------     -------------
      1996     1995     1996     1995      1996     1995     1996     1995
      ----     ----     ----     ----      ----     ----     ----     ----

Q1     193     266    $  770  $2,307        2.4%     7.8%    41.0%    33.0%
Q2     312     309     1,213   1,707        3.1      5.1     41.0     40.6
       ---     ---     -----   -----        ---      ---
YTD    505     575    $1,983  $4,014        2.8%     6.3%
       ===     ===     =====   =====        ===      ===

1 "Reserve" in this context is defined as an additional expense provision for the unexpected future adverse development of claims expense (commonly referred to as "IBNR").
2 "At Risk Claims" are defined as the dollar amount of all injury claims submitted under self-insured payroll less amounts covered by excess reinsurance.

            The preceding table illustrates the 1996 first and second quarter improvement over the similar 1995 first and second quarters in the Company's total workers' compensation expense both in terms of total dollars and, more importantly, as a percent of total payroll dollars. Concurrent with the improved expense level and percentage, the Company has increased its reserves for future adverse claim development to 41.0% of "at risk claims" as of June 30, 1996, as compared to 40.6% at June 30, 1995.

            Selling, general and administrative expenses (excluding the amortization of intangibles) amounted to approximately $3.9 million, an increase of $713,000 or 22.1% over the comparable period in 1995. Selling, general and administrative expenses, expressed as a percentage of revenues, increased from 7.2% for the second quarter of 1995 to 7.6% of revenues for the second quarter of 1996. The increase was primarily attributable to the acquisition of seven temporary staffing and staff leasing companies between July 1995 and April 1996.

            The Company offers various employee benefit plans, including a savings plan pursuant to Internal Revenue Code ("Code") Section 401(k) and a cafeteria plan pursuant to Code Section 125, to its employees, including its worksite employees. In order to qualify for favorable tax treatment under the Code, such plans must be established and maintained by an employer for the exclusive benefit of its employees. The Internal Revenue Service (the "IRS") has reportedly adopted or is considering the adoption of a position that Professional Employer Organizations ("PEOs"), such as the Company, are not employers for ERISA purposes, at least in certain factual situations. The universal application of this position to all PEO situations could potentially disqualify from favorable tax treatment all the employee benefit plans of all PEOs. However, the precise nature, scope, and effect of the IRS's determinations on this issue, which to the best of the Company's knowledge have not yet been published, are not known at this time. Accordingly, the Company has not recorded any provision in connection with the potential disqualification of its benefit plans, as neither the likelihood of disqualification nor the resulting range of loss, if any, is currently estimable. Reference is made to pages 17-18 of the Company's 1995 Annual Report on Form 10-K for a more detailed discussion of this issue.

            Six Months Ended June 30, 1996 and 1995

            Net income for the six months ended June 30, 1996 was $2,132,000, an increase of $749,000 or 54.2% over the same period in 1995. The increase in net income was primarily due to continued growth in revenues and a higher gross margin percentage owing to improved workers' compensation expense. Net income per share for the six months ended June 30, 1996 was $.31 as compared to $.21 for the six months ended June 30, 1995.

            Revenues for the six months ended June 30, 1996 totaled approximately $95.1 million, an increase of approximately $11.2 million or 13.3% over the comparable period of 1995. The internal growth rate of revenues was 5.1%. The growth rate of total revenues exceeded the internal growth rate of revenues primarily due to the acquisition of seven temporary staffing and staff leasing businesses between July 1995 and April 1996. The lower internal growth rate of revenues of 5.1% for the six-month period ended June 30, 1996 compared to the internal growth rate of 24.7% for the similar period of 1995 is believed to be attributable to the first quarter of 1996 inclement weather conditions in Oregon, Maryland and Delaware, as well as to an ongoing slowdown in the high-tech industry which continues to have a negative effect on the growth rate of the Company's Santa Clara, California operations.

            Gross margin for the six months ended June 30, 1996 totaled approximately $11.2 million or 11.7% of revenues, which compares to $8.4 million or 10.0% of revenues for the same period of 1995. The improvement in gross margin dollars and percent from the 1995 comparable period was primarily attributable to improved workers' compensation experience, offset in part by higher payroll taxes and benefits expressed as a percentage of revenues resulting from higher state unemployment tax rates in various states.

            Selling, general and administrative expenses (excluding the amortization of intangibles) amounted to approximately $7.6 million, an increase of $1.5 million or 24.0% over the comparable period in 1995. Selling, general and administrative expenses, expressed as a percentage of revenues, increased from 7.3% for the first six months of 1995 to 8.0% for the first six months of 1996. The increase was primarily attributable to: (i) the acquisition of seven temporary staffing and staff leasing businesses between July 1995 and April 1996, which have had higher administrative overhead requirements and (ii) additional branch office staffing to support increased business activity and additional workers' compensation loss control branch personnel to strengthen the administration of the Company's self-insured workers' compensation programs.

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


Liquidity and Capital Resources

            The Company's cash position of $3,909,000 at June 30, 1996 increased by $691,000 from December 31, 1995. The increase was primarily due to cash provided by operating activities, offset in part by the use of cash for net purchases of restricted marketable securities.

            Net cash provided by operating activities for the six months ended June 30, 1996 amounted to $2,053,000 as compared to $406,000 for the comparable 1995 period. For the 1996 period, cash flow generated by net income and an increase in accrued payroll and benefits was offset in part by a $3.0 million increase in accounts receivable and a $777,000 decrease in accrued workers' compensation claims liabilities.

            Net cash used in investing activities totaled $1,455,000 for the six months ended June 30, 1996 as compared to $882,000 for the similar 1995 period. For the 1996 period, the principal use of cash for investing activities was the purchase of restricted marketable securities to satisfy various state self-insured workers' compensation surety deposit requirements. The Company presently has no material long-term capital commitments.

            Net cash provided by financing activities for the three-month period ended June 30, 1996 was $93,000, which compares to $483,000 for the comparable 1995 period. For the 1995 period, the principal source of cash provided by financing activities arose from the exercise of warrants by underwriters to purchase 110,000 shares of the Company's common stock at $4.20 per share. Such warrants were received by the Company's underwriters in connection with its June 1993 initial public offering of common stock. As of the date of this filing, an underwriter continues to hold warrants to purchase 90,000 shares of common stock at $4.20 per share.

            The Company's business strategy continues to focus on growth through the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas, and the expansion of operations at existing offices. As disclosed in Note 2 to the financial statements included herein, the Company purchased, during April 1996, certain assets of two temporary staffing and staff leasing companies located in California and Oregon for a combination of cash and shares of the Company's common stock. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated.

            During the second quarter ended June 30, 1996, the Company renewed its unsecured $4.0 million revolving credit facility through May 30, 1997. There was no outstanding balance at June 30, 1996. The renewal of the credit facility was on terms and conditions more favorable than the prior credit arrangement which expired May 30, 1996. Such favorable terms and conditions for the new credit facility included a reduction in fees and the elimination of certain financial covenants. Management also believes the funds anticipated to be generated from operations, together with the renewed credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

Inflation

            Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.


Forward-Looking Information

            Statements appearing in this report which are not historical in nature, including the discussions of economic conditions in the Company's market areas, the tax-qualified status of the Company's 401(k) savings plan, and the adequacy of the Company's capital resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include economic trends in the Company's service areas, uncertainties regarding government regulation of PEOs and the staff leasing industry, including the possible adoption by the Internal Revenue Service of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, and the availability of and costs associated with potential sources of financing.

                           Part II - Other Information

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company held its 1996 annual meeting of stockholders on May 16, 1996. The following directors were elected at the annual meeting:

                                                             ABSTENTIONS AND
                            FOR           WITHHELD         BROKER NON-VOTES
                            ---           --------         ----------------
Robert R. Ames            6,105,997        1,200
Jeffrey L. Beaudoin       6,105,797        1,400
Stephen A. Gregg          6,105,797        1,400
Anthony Meeker            6,105,797        1,400
Stanley G. Renecker       6,105,897        1,300
William W. Sherertz       6,106,997          200

            The other matter presented for action at the annual meeting was approved by the following vote:

                                                            ABSTENTIONS AND
                               FOR          AGAINST         BROKER NON-VOTES
                               ---          -------         ----------------
Approval of the             6,104,797        1,500                 900
appointment of Price
Waterhouse LLP as
independent accountants


Item 6.     Exhibits and Reports on Form 8-K

      (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

      (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BARRETT BUSINESS SERVICES, INC.
                                          (Registrant)






Date:  August 9, 1996                     By: /s/ Michael D. Mulholland
                                             Michael D. Mulholland
                                             Vice President-Finance
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT

4.4 Fifth Amendment to Loan Agreement between the Registrant and First Interstate Bank of Oregon, N.A. dated May 31, 1996.

11    Statement of Calculation of Average
      Common Shares Outstanding

27    Financial Data Schedule