Form 10-Q
period 1996-09-30
BARRETT BUSINESS SERVICES INC
filed 1996-11-14
CIK 902791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

--------------

FORM 10-Q

--------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

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

            Yes [ X ]         No [   ]

Number of shares of Common Stock, $.01 par value outstanding at October 31, 1996 was 6,783,452 shares.

BARRETT BUSINESS SERVICES, INC.

INDEX

Page

Part I - Financial Information

      Item 1.     Financial Statements

                  Balance Sheets - September 30, 1996 and
                  December 31, 1995. . . . . . . . . . . . . . . . . . . . . 3

                  Statements of Operations - Three Months
                  Ended September 30, 1996 and 1995. . . . . . . . . . . . . 4

                  Statements of Operations - Nine Months
                  Ended September 30, 1996 and 1995. . . . . . . . . . . . . 5

                  Statements of Cash Flows - Nine Months
                  Ended September 30, 1996 and 1995. . . . . . . . . . . . . 6

                  Notes to Financial Statements. . . . . . . . . . . . . . . 7

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations. . . . . . . . . . . . . . . . . . . . . . . . 11

Part II - Other Information

      Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 17

Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18


Exhibit Index     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

PART I - Financial Information

Item 1.  Financial Statements

BARRETT BUSINESS SERVICES, INC.
Balance Sheets
(Unaudited)
(In thousands)
                                                 September 30,    December 31,
                                                     1996             1995
                                                 ------------     -----------
      Assets

Current assets:
   Cash and cash equivalents                         $ 4,956         $ 3,218
   Trade accounts receivable, net                     17,409          13,151
   Note receivable                                       324               -
   Prepaid expenses and other                            746             478
   Deferred tax asset (Note 3)                         1,203             937
                                                      ------          ------
     Total current assets                             24,638          17,784
Intangibles, net                                       9,326           6,452
Property and equipment, net                            2,435           2,261
Restricted marketable securities
 and workers' compensation deposits                    5,716           4,681
Other assets                                             131              95
                                                      ------          ------
                                                     $42,246         $31,273
                                                      ======          ======

      Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt                 $    36         $    33
   Income taxes payable (Note 3)                         648               -
   Accounts payable                                      714             378
   Accrued payroll, payroll taxes
    and related benefits                               8,223           5,797
   Accrued workers' compensation claims
    liabilities                                        2,124           2,383
   Customer safety incentives payable                  1,037             776
                                                      ------          ------
      Total current liabilities                       12,782           9,367
Long-term debt, net of current portion                   848             875
Customer deposits                                        861             675
Long-term workers' compensation
 liabilities                                             615             322
                                                      ------          ------
                                                      15,106          11,239
                                                      ------          ------
Commitments and contingencies

Redeemable common stock, 159 shares issued
 and outstanding (Note 2)                              2,825               -

Nonredeemable stockholders' equity:
   Common stock, $.01 par value; 20,500
    shares authorized, 6,624 and 6,551
    shares issued and outstanding, respectively           66              66
   Additional paid-in capital                         10,926          10,437
   Retained earnings                                  13,323           9,531
                                                      ------          ------
                                                      24,315          20,034
                                                      ------          ------
                                                     $42,246         $31,273
                                                      ======          ======


  The accompanying notes are an integral part of these financial statements.

                        BARRETT BUSINESS SERVICES, INC.
                           Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                         Three Months Ended
                                                            September 30,
                                                         -------------------
                                                          1996         1995
                                                         ------        -----
Revenues:
   Staffing services                                    $32,612      $28,333
   Professional employer services                        27,640       21,303
                                                         ------       ------
                                                         60,252       49,636

Cost of revenues:
   Direct payroll costs                                  45,817       37,444
   Payroll taxes and benefits                             5,248        4,477
   Workers' compensation                                  2,161        1,160
   Safety incentives                                        433          297
                                                         ------       ------
                                                         53,659       43,378
                                                         ------       ------

Gross margin                                              6,593        6,258

Selling, general and administrative
 expenses                                                 4,104        3,748
Amortization of intangibles                                 207          140
                                                         ------       ------

Income from operations                                    2,282        2,370

Other income (expense):
   Interest expense                                         (20)         (22)
   Interest income                                          129           92
   Other, net                                                 -           -
                                                         -------      ------
                                                            109           70
                                                         -------      ------

Income before provision for income taxes                  2,391        2,440
Provision for income taxes                                  730          927
                                                         ------       ------

Net income                                              $ 1,661      $ 1,513
                                                         ======       ======

Primary earnings per share (Note 5)                     $   .24      $   .23
                                                         ======       ======

Primary weighted average number of common
 stock equivalent shares outstanding                      7,019        6,667
                                                         ======       ======






  The accompanying notes are an integral part of these financial statements.

                        BARRETT BUSINESS SERVICES, INC.
                           Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                         Nine Months Ended
                                                            September 30,
                                                         ------------------
                                                           1996       1995
                                                         ------       -----
Revenues:
   Staffing services                                   $ 82,332     $ 73,271
   Professional employer services                        72,976       60,228
                                                        -------      -------
                                                        155,308      133,499
Cost of revenues:
   Direct payroll costs                                 117,695      100,847
   Payroll taxes and benefits                            14,570       12,101
   Workers' compensation                                  4,144        5,174
   Safety incentives                                      1,142          720
                                                        -------      -------
                                                        137,551      118,842
                                                        -------      -------

Gross margin                                             17,757       14,657

Selling, general and administrative
 expenses                                                11,671        9,850
Amortization of intangibles                                 576          424
                                                        -------      -------

Income from operations                                    5,510        4,383

Other income (expense):
   Interest expense                                         (62)         (56)
   Interest income                                          380          294
   Other, net                                                 -           31
                                                        -------      -------
                                                            318          269
                                                        -------      -------

Income before provision for income taxes                  5,828        4,652
Provision for income taxes                                2,036        1,757
                                                        -------      -------

Net income                                             $  3,792     $  2,895
                                                        =======      =======

Primary earnings per share (Note 5)                    $    .55     $    .44
                                                        =======      =======

Primary weighted average number of common
 stock equivalent shares outstanding                      6,928        6,657
                                                        =======      =======







  The accompanying notes are an integral part of these financial statements.

                        BARRETT BUSINESS SERVICES, INC.
                           Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)
                                                         Nine Months Ended
                                                            September 30,
                                                         ------------------
                                                          1996        1995
                                                         ------      ------
Cash flows from operating activities:
   Net income                                          $  3,792    $   2,895
   Reconciliation of net income to cash
    from operations:
      Depreciation and amortization                         799          602
      Gain on sale of marketable securities                   -          (25)

   Changes in certain assets and liabilities, net
    of assets acquired and liabilities assumed:
      Trade accounts receivable, net                     (4,186)      (5,708)
      Prepaid expenses and other                           (304)         (58)
      Deferred tax asset                                   (266)        (176)
      Accounts payable                                      336          325
      Accrued payroll, payroll taxes and related
       benefits                                           2,426        2,531
      Accrued workers' compensation claims
       liabilities                                         (259)         535
      Customer safety incentives payable                    261           17
      Income taxes payable                                  648          296
      Customer deposits and long-term workers'
       compensation liabilities                             427          (12)
                                                        -------      -------
   Net cash provided by operating activities              3,674        1,222
                                                        -------      -------

Cash flows from investing activities:
      Cash paid for acquisitions, including other
       direct costs (Note 2)                               (685)        (968)
      Purchases of fixed assets, net of amounts
       purchased in acquisitions                           (301)        (302)
      Proceeds from sales of marketable
       securities                                         5,493        1,445
      Purchases of marketable securities                 (6,528)      (2,125)
                                                        -------      -------
   Net cash used in investing activities                 (2,021)      (1,950)
                                                        -------      -------

Cash flows from financing activities:
      Payments on long-term debt                            (24)         (21)
      Proceeds from exercise of stock
       options and warrants                                 109          499
                                                        -------      -------
   Net cash provided by financing activities                 85          478
                                                        -------      -------

Net increase in cash and cash equivalents                 1,738         (250)

Cash and cash equivalents, beginning of period            3,218        2,214
                                                        -------      -------

Cash and cash equivalents, end of period               $  4,956     $  1,964
                                                        =======      =======

Supplemental schedule of noncash activities:
   Acquisition of other businesses:
      Cost of acquisitions in excess of fair market
       value of net assets acquired                    $  3,450     $    943
      Tangible assets acquired                              492           25
      Liabilities assumed                                    52            -
      Common stock issued in connection with
       acquisitions                                       3,205            -

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


NOTE 2 - ACQUISITIONS:

            On April 1, 1996, the Company acquired certain assets and the business of StaffAmerica, Inc., pursuant to a Plan and Agreement of Reorganization. StaffAmerica provides both temporary staffing and staff leasing services through its two offices located in Santa Barbara and Oxnard, California. In 1995, StaffAmerica had revenues of approximately $6.7 million. In exchange for the StaffAmerica assets and business operations, the Company issued 157,464 shares of its common stock valued at $2,795,000, assumed a StaffAmerica liability of $50,000 for customer deposits and issued to each of the two owners of StaffAmerica, 845 shares of Company common stock for their covenants not to compete and incurred $90,000 in acquisition related costs. The acquisition was accounted for under the purchase method of accounting which resulted in $2,585,000 of intangible assets, a promissory note receivable from seller of $324,000 and $56,000 in fixed assets. The $324,000 promissory note is due and payable no later than March 31, 1997.

            The Plan and Agreement of Reorganization between StaffAmerica and the Company allows StaffAmerica and the former owners to require the Company to repurchase the shares issued to them on April 1, 1996. There are certain conditions and restrictions imposed on StaffAmerica, and the former owners with regard to the Company's obligation to repurchase its stock. The Company's obligation to repurchase such shares commenced on May 1, 1996, and expires on March 31, 1997. Upon redemption, and to the extent the note receivable from the seller remains outstanding, the price per share shall be the lower of $17.75 per share or the then current market value of the common stock. If the note receivable has been fully retired, then the price per share of the common stock for redemption purposes shall be $17.75. The total 159,154 shares of common stock is shown as redeemable common stock in the accompanying balance sheet as of June 30, 1996, at its recorded value of $2,825,000.

            On April 8, 1996, the Company acquired certain assets and the business of JobWorks Agency, Inc., by way of a Plan and Agreement of Reorganization. JobWorks provides both temporary staffing and staff leasing services through its two offices located in Hood River and The Dalles, Oregon. JobWorks had revenues of approximately $1.2 million in 1995. The Company issued 20,446 shares of its common stock with a then-fair value of $380,000 for the assets and business of JobWorks and assumed a customer deposit liability of $2,000 and incurred $14,000 in acquisition related costs. The Company paid $20,000 in cash for the selling shareholder's agreement of noncompetition. The acquisition was accounted for under the purchase method of accounting which resulted in $324,000 of intangible assets, $72,000 in accounts receivable and $20,000 in fixed assets.

            Effective August 26, 1996, the Company acquired certain assets of Cascade Technical Staffing. Cascade provides technical and light industrial staffing services primarily in the electronics industry through its Beaverton, Oregon office. The Company paid $550,000 in cash for the assets and incurred $6,000 in acquisition related costs. The acquisition was accounted for under the purchase method of accounting which resulted in $536,000 of intangible assets and $20,000 of fixed assets.


NOTE 3 - PROVISION FOR INCOME TAXES:

           Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                         September 30, 1996  December 31, 1995
                                         ------------------  -----------------
Accrued workers' compensation claims
   liabilities                                 $1,068               $1,053

Customer safety incentives payable                245                    -

Allowance for doubtful accounts                    10                   10

Tax depreciation in excess of book
   depreciation                                  (147)                (126)

Book amortization of intangibles in excess
   of tax amortization                             27                    -
                                                -----                 -----

                                               $1,203               $  937
                                                =====                 =====

            The provision for income taxes for the nine months ended September 30, 1996 and 1995, is as follows (in thousands):

                                                 Nine Months     Nine Months
                                                    Ended           Ended
                                               Sept. 30, 1996   Sept. 30, 1995
                                               --------------   --------------

Current:
   Federal                                          $2,045          $1,581
   State                                               257             352
                                                     -----            -----
                                                     2,302           1,933
Deferred:
   Federal                                            (221)           (145)
   State                                               (45)            (31)
                                                     -----            -----
                                                      (266)           (176)
                                                     -----            -----

      Provision for income taxes                    $2,036           $1,757
                                                     =====            =====


            During the third quarter of 1996 the Company recognized a State of Oregon surplus tax refund of approximately $145,000 related to tax years 1993 through 1995. The State is statutorily required to refund to taxpayers excess tax revenues.


NOTE 4 - STOCK INCENTIVE PLAN:

            In 1993, the Company adopted a stock incentive plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 800,000.

            The following table summarizes options granted under the Plan in 1996:

Outstanding at December 31, 1995      496,625      $ 3.50 to $16.36

Options granted                       132,333      $15.06 to $18.69
Options exercised                     (82,875)     $ 3.50 to $ 9.50
Options canceled or expired           (58,500)     $ 3.50 to $18.69
                                       ------

Outstanding at September 30, 1996     487,583      $ 3.50 to $18.00
                                      =======

Exercisable at September 30, 1996      85,500
                                      =======

Available for grant at
   September 30, 1996                 189,417
                                      =======

            The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.




NOTE 5- NET INCOME PER SHARE:

            Net income per share is computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the period.

NOTE 6- SUBSEQUENT EVENT:

            Effective November 4, 1996, the Company acquired the staff leasing division of California Employer Services, Inc., an Orange County, California staffing services company, for $660,000 in cash. The transaction included the acquisition of the staff leasing contracts for approximately 100 client companies with approximately 475 leased employees. Payment of the purchase price is to be made in two installments. The first was made on October 31, 1996 for $400,000. The second cash payment for $260,000 is due on or before December 13, 1996. In addition, the seller has guaranteed that not less than 90 percent of the gross profit generated by the leasing contracts will continue to be received by Barrett for a period of four consecutive weeks beginning with the effective date. In the event the gross profit generated by the leasing contracts is below the amount guaranteed by the seller, the purchase price will be reduced accordingly. The division's annual revenues for the fiscal year ended September 30, 1996 were approximately $10.5 million and generated a gross margin of approximately six percent. The transaction was accounted for under the purchase method of accounting which resulted in the recognition of approximately $685,000 of intangible assets, which includes an estimate of $25,000 for acquisition-related costs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

            The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three and nine-month periods ended September 30, 1996 and 1995.

                                             Percentage of Total Revenues
                                             ----------------------------
                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                       ------------------    -----------------

                                        1996         1995     1996        1995
                                        ----         ----     ----        ----
Revenues:
   Staffing services                    54.1%        57.1%    53.0%      54.9%
   Professional employer services       45.9         42.9     47.0       45.1
                                       -----        -----    -----      -----
      Total revenues                   100.0        100.0    100.0      100.0
                                       -----        -----    -----      -----

Cost of revenues:
   Direct payroll costs                 76.0         75.5     75.8       75.5
   Payroll taxes and benefits            8.8          9.0      9.4        9.1
   Workers' compensation                 3.6          2.3      2.7        3.9
   Safety incentives                      .7           .6       .7         .5
                                       -----        -----    -----      -----
      Total cost of revenues            89.1         87.4     88.6       89.0
                                       -----        -----    -----      -----

Gross margin                            10.9         12.6     11.4       11.0
Selling, general and administrative
 expenses                                6.8          7.5      7.5        7.4
Amortization of intangibles               .3           .3       .4         .3
                                       -----        -----    -----      -----
Income from operations                   3.8          4.8      3.5        3.3
Other income (expense)                    .2           .1       .2         .2
                                       -----        -----    -----      -----
Pretax income                            4.0          4.9      3.7        3.5
Provision for income taxes               1.2          1.9      1.3        1.3
                                       -----        -----    -----      -----
Net income                               2.8          3.0      2.4        2.2
                                       =====        =====    =====      =====


                Three months ended September 30, 1996 and 1995

            Net income for the third quarter of 1996 was $1,661,000, an increase of $148,000 or 9.8% over the same period in 1995. The increase in net income was attributable to higher revenues, offset in part by higher workers' compensation expense, expressed as a percentage of revenues.
Earnings per share for the third quarter of 1996 were $.24 as compared to $.23 for the third quarter of 1995.

            Revenues for the third quarter of 1996 totaled approximately $60.3 million, an increase of approximately $10.6 million or 21.4% over the third quarter of 1995. The quarter-over-quarter internal growth rate of revenues was 14.6%. The percentage increase in total revenues exceeded the internal growth rate of revenues primarily due to the acquisition of one temporary staffing business in December 1995, two temporary staffing and staff leasing services businesses in April 1996, and one staffing services business in August 1996, as discussed in Note 2 to the financial statements included in
Item 1. The mix of professional employer services as a percent of revenues increased to 45.9%, up from 42.9% of total revenues for the comparable 1995 period due to the growth in the number of new PEO clients, primarily in Oregon and California. Staffing services had a corresponding decline as a percent of revenues for the third quarter of 1996 to 54.1% of total revenues as compared to 57.1% of total revenues for the same period in 1995.

            Gross margin for the third quarter of 1996 totaled approximately $6.6 million, which represented an increase of $335,000 or 5.4% over the same period of 1995. The gross margin percent decreased to 10.9% of revenues for the third quarter of 1996 from 12.6% for the third quarter of 1995 as a result of significantly higher workers' compensation expense and higher direct payroll costs, both in terms of total dollars and as percentages of revenues. The Company's workers' compensation expense for the third quarter of 1996 increased to 3.6% of revenues as compared to 2.3% of revenues for the third quarter of 1995 as a result of two catastrophic injuries, coupled with an increase in the frequency of workplace injuries during the third quarter of 1996.

            The following table summarizes certain indicators of performance regarding the Company's self-insured workers' compensation program for each of the first three quarters of 1996 and 1995.

Self-Insured Workers' Compensation Profile

                                          Total Workers'    "IBNR Reserve"1
                       Total Workers'      Comp Expense        as a % of
      No. of Injury     Comp Expense         as a % of         "At Risk
         Claims        (in thousands)      Total Payroll       Claims"2
     --------------     -------------      -------------     -------------
     1996     1995     1996     1995       1996     1995     1996     1995
     ----     ----     ----     ----       ----     ----     ----     ----
Q1    193      266   $  770   $2,307       2.4%     7.8%    41.0%    33.0%
Q2    312      309    1,213    1,707       3.1      5.1     41.0     40.6
Q3    401      287    2,161    1,160       4.7      3.1     41.0     40.9
       ---     ---     -----   -----
YTD   906      862   $4,144   $5,174       3.5%     5.1%
       ===     ===     =====   =====

1 "IBNR Reserve" in this context is defined as an additional expense provision for both the unexpected future adverse loss development of open claims and for claims incurred but not reported.
2 "At Risk Claims" are defined as the dollar amount of all injury claims submitted under self-insured payroll less amounts covered by excess reinsurance.

            Although workers' compensation expense for the third quarter of 1996 was higher than the same period a year ago, the preceding table illustrates the 1996 year-to-date improvement over the 1995 comparable period in the Company's total workers' compensation expense both in terms of total dollars and, more importantly, as a percent of total payroll dollars. Concurrent with the improved expense level and percentage, the Company has maintained its reserves for future adverse claim development at 41.0% of "at risk claims" as of September 30, 1996, as compared to 40.9% at September 30, 1995. Beginning in the fourth quarter of 1996, the Company intends to make additional increases in its IBNR reserve from time to time, which will result in additional workers' compensation expense, as well as a corresponding increase in the related accrued liability. Costs attributable to adverse loss development of open claims, claims incurred in a prior period but not reported currently, and catastrophic events may be shifted from the IBNR reserve to a specific case reserve, thereby reducing the IBNR reserve level. Accordingly, there can be no assurance that the IBNR reserve will remain at its present level or at any future level.

            Selling, general and administrative expenses (excluding the amortization of intangibles) amounted to approximately $4.1 million, an increase of $356,000 or 9.5% over the comparable period in 1995. Selling, general and administrative expenses, expressed as a percentage of revenues, decreased from 7.5% for the third quarter of 1995 to 6.8% of revenues for the third quarter of 1996. The increase in total dollars was primarily attributable to the acquisition of four temporary staffing and staff leasing companies between December 1995 and August 1996.

            The Company offers various employee benefit plans, including a savings plan pursuant to Internal Revenue Code ("Code") Section 401(k) and a cafeteria plan pursuant to Code Section 125, to its employees, including its worksite employees. In order to qualify for favorable tax treatment under the Code, such plans must be established and maintained by an employer for the exclusive benefit of its employees. The IRS has established a Market Segment Study Group regarding Employee Leasing (the "IRS Study Group") for the stated purpose of examining whether, in a co-employer relationship, companies such as the Company are deemed to be the employers of worksite employees under the Code provisions applicable to employee benefit plans and are, therefore, able to offer to worksite employees benefit plans that qualify for favorable tax treatment. The IRS Study Group is also reportedly examining whether the owners of client companies are employees of the employer of record in a co-employer relationship under Code provisions applicable to employee benefit plans. In the event the tax-qualified status of the Company's benefit plans were to be discontinued, such action could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has not recorded any provision for this potential contingency, as neither the likelihood of disqualification nor the resulting range of loss, if any, is currently estimable, due to the lack of public direction from the IRS Study Group. Reference is made to pages 17-18 of the Company's 1995 Annual Report on Form 10-K for a more detailed discussion of this issue.

            Nine Months Ended September 30, 1996 and 1995

            Net income for the nine months ended September 30, 1996 was $3,792,000, an increase of $897,000 or 31.0% over the same period in 1995. The increase in net income was primarily due to continued growth in revenues and a higher gross margin percentage owing principally to improved workers' compensation expense. Net income per share for the nine months ended September 30, 1996 was $.55 as compared to $.44 for the nine months ended September 30, 1995.

            Revenues for the nine months ended September 30, 1996 totaled approximately $155.3 million, an increase of approximately $21.8 million or 16.3% over the comparable period of 1995. The internal growth rate of revenues was 8.6%. The growth rate of total revenues exceeded the internal growth rate of revenues primarily due to the acquisition of four temporary staffing and staff leasing businesses between December 1995 and August 1996. The lower internal growth rate of revenues of 8.6% for the nine-month period ended September 30, 1996 compared to the internal growth rate of 20.8% for the similar period of 1995, is believed to be attributable to inclement weather conditions in Oregon, Maryland and Delaware during the first quarter of 1996, as well as to an ongoing slowdown affecting certain of the Company's northern California clients which continues to have a negative effect on the Company's Santa Clara, California operations.

            Gross margin for the nine months ended September 30, 1996 totaled approximately $17.8 million or 11.4% of revenues, which compares to $14.7 million or 11.0% of revenues for the same period of 1995. The improvement in gross margin dollars and percent from the 1995 comparable period was primarily attributable to improved workers' compensation experience, offset in part by higher payroll, payroll taxes and benefits, and safety incentives expressed as a percentage of revenues.

            Selling, general and administrative expenses (excluding the amortization of intangibles) amounted to approximately $11.7 million, an increase of $1.8 million or 18.5% over the comparable period in 1995.
Selling, general and administrative expenses, expressed as a percentage of revenues, increased from 7.4% for the first nine months of 1995 to 7.5% for the first nine months of 1996. The increase in total dollars was primarily attributable to: (i) the acquisition of four temporary staffing and staff leasing businesses between December 1995 and August 1996, which have had higher administrative overhead requirements and (ii) additional branch office staffing to support increased business activity and additional workers' compensation loss control branch personnel to strengthen the administration of the Company's self-insured workers' compensation programs.

Seasonal Fluctuations

            The Company's revenues historically have been subject to some seasonal fluctuation, particularly in its staffing services business. Demand with respect to the Company's staffing services and certain staff leasing clients decline during the year-end holiday season and periods of inclement weather. Correspondingly, demand for staffing services, and the operations of some staff leasing clients, particularly agricultural and forest products-related companies, may increase during the third and fourth quarters.


Liquidity and Capital Resources

            The Company's cash position of $4,956,000 at September 30, 1996 increased by $1,738,000 from December 31, 1995. The increase was primarily due to cash provided by operating activities, offset in part by the use of cash for net purchases of restricted marketable securities.

            Net cash provided by operating activities for the nine months ended September 30, 1996 amounted to $3,674,000 as compared to $1,222,000 for the comparable 1995 period. For the 1996 period, cash flow generated by net income and an increase in accrued payroll and benefits was offset in part by a $4.2 million increase in accounts receivable.

            Net cash used in investing activities totaled $2,021,000 for the nine months ended September 30, 1996 as compared to $1,950,000 for the similar 1995 period. For the 1996 period, the principal use of cash for investing activities was the purchase of restricted marketable securities to satisfy various state self-insured workers' compensation surety deposit requirements. The Company presently has no material long-term capital commitments.

            Net cash provided by financing activities for the nine-month period ended September 30, 1996 was $85,000, which compares to $478,000 for the comparable 1995 period. For the 1995 period, the principal source of cash provided by financing activities arose from the exercise of warrants by underwriters to purchase 110,000 shares of the Company's common stock at $4.20 per share. Such warrants were received by the Company's underwriters in connection with its June 1993 initial public offering of common stock. As of the date of this filing, an underwriter continues to hold warrants to purchase 90,000 shares of common stock at $4.20 per share.

            The Company's business strategy continues to focus on growth through the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas, and the expansion of operations at existing offices. As disclosed in Notes 2 and 6 to the financial statements included herein, the Company purchased, in April, August and November 1996, certain assets of four businesses offering temporary staffing or staff leasing services or both, two of which are located in California and two are in Oregon. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated.

            The Company maintains an unsecured $4.0 million revolving credit facility with its principal bank. There was no outstanding balance at September 30, 1996. Management believes the funds anticipated to be generated from operations, together with the available credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.


Inflation

            Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

Forward-Looking Information

            Statements appearing in this report which are not historical in nature, including the discussions of economic conditions in the Company's market areas, the tax-qualified status of the Company's 401(k) savings plan, and the adequacy of the Company's capital resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, uncertainties regarding government regulation of PEOs and the staff leasing industry, including the possible adoption by the Internal Revenue Service of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, and the availability of and costs associated with potential sources of financing.

                          Part II - Other Information


Item 6.     Exhibits and Reports on Form 8-K

      (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

      (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

                                  SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BARRETT BUSINESS SERVICES, INC.
                                          (Registrant)






Date:  November 12, 1996                  By: /s/ Michael D. Mulholland
                                             Michael D. Mulholland
                                             Vice President-Finance
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX



Exhibit

11    Statement of Calculation of Average
      Common Shares Outstanding

27    Financial Data Schedule