Form 10-K
period 1996-12-31
BARRETT BUSINESS SERVICES INC
filed 1997-03-28
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
              |X| Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996
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

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant.
                        $90,027,225 at February 28, 1997

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
                  Class                         Outstanding at February 28, 1997
 Common Stock, Par Value $.01 Per Share                 6,825,827 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.


                                     INDEX
                                                                                                                       Page

PART I   ........................................................................................................        3

         ITEM 1.           BUSINESS...............................................................................       3

         ITEM 2.           PROPERTIES.............................................................................      15

         ITEM 3.           LEGAL PROCEEDINGS......................................................................      15

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................      16

                           EXECUTIVE OFFICERS OF THE REGISTRANT...................................................      16

PART II...........................................................................................................      18

         ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS............................................................      18

         ITEM 6.           SELECTED FINANCIAL DATA................................................................      19

         ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................      20

         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................      28

         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE.................................................      52

PART III..........................................................................................................      52

         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................      52

         ITEM 11.          EXECUTIVE COMPENSATION.................................................................      52

         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT.........................................................................      52

         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................      52

PART IV...........................................................................................................      53

         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K....................................................................      53

SIGNATURES                 .......................................................................................      54

EXHIBIT INDEX              .......................................................................................      55


                                     PART I
Item 1.           BUSINESS

General

         Barrett Business Services, Inc. ("Barrett" or the "Company"), was incorporated in the state of Maryland in 1965. Barrett is a leading human resource management company. The Company provides comprehensive outsourced solutions addressing the costs and complexities of a broad array of employment-related issues for small and mid-sized businesses. Employers are faced with increasing complexities in employment laws and regulations, employee benefits and administration, federal, state and local payroll tax compliance, and mandatory workers' compensation coverage, as well as the recruitment and retention of quality employees. The Company believes that outsourcing the management of various employer and human resource responsibilities, which are considered non-core functions, enables organizations to focus on their core competencies, thereby improving operating efficiencies.

         Barrett's range of services and expertise in human resource management encompasses five major categories: payroll processing, employee benefits and administration, workers' compensation coverage, aggressive risk management and workplace safety programs, and human resource administration, which includes functions such as recruiting, interviewing, drug testing, hiring, placement, training, and regulatory compliance. These services are typically provided through a variety of contractual arrangements, as part of either a traditional staffing service or a professional employer organization ("PEO") service. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing, and comprehensive on-site personnel management responsibilities. In a PEO arrangement, the Company enters into a contract to become a co-employer of the client company's existing workforce and assumes responsibility for some or all personnel-related matters. The Company's target PEO clients typically have limited resources available to effectively manage these matters. The Company believes that its ability to offer clients a broad mix of staffing and PEO services differentiates it from its competitors and benefits its clients through (i) lower recruiting and personnel administration costs, (ii) decreases in payroll expenses due to lower workers' compensation and health insurance costs, (iii) improvements in workplace safety and employee benefits, (iv) lower employee turnover, and (v) reductions in management time and energy expended in labor-related regulatory compliance. For 1996, Barrett's staffing services revenues represented 52.6% of total revenues, compared to 47.4% for PEO services revenues.

         Barrett provides services to a diverse array of customers, including, among others, electronics manufacturers, various light-manufacturing industries, forest products and agriculture-based companies, transportation and shipping enterprises, general contractors in numerous construction-related fields and various professional services firms. During 1996, the Company provided staffing services to approximately 5,000 customers. Although a majority of the Company's staffing customers are small to mid-sized businesses, during 1996 approximately 55 of the Company's customers have each utilized Barrett employees in a number ranging from at least 200 employees to as many as 1,400 employees through various staffing services arrangements. In addition, Barrett had approximately 780 PEO clients at December 31, 1996, compared to 530 at December 31, 1995.

         The Company operates through a network of 24 branch offices in Oregon, California, Washington, Maryland, Delaware, Idaho, Arizona and Michigan. Barrett also has 21 smaller recruiting and staffing offices in its general market areas under the direction of a branch office.

Operating Strategies

         The Company's principal operating strategies are to: (i) promote a decentralized and autonomous management philosophy, (ii) motivate employees through wealth sharing, (iii) operate successfully in smaller geographic markets, (iv) leverage branch level economies of scale, (v) provide a unique and efficient blend of staffing and PEO services and (vi) control costs through effective risk management.

Growth Strategies

         The Company's principal growth strategies are to: (i) expand through acquisitions of human resource-related businesses in new and existing geographic markets, (ii) expand into new geographic markets, (iii) increase revenues in existing branches through enhanced marketing and sales initiatives, (iv) accelerate the growth of PEO services and (v) enhance management information systems to support continued growth and to improve customer services.

Recent Acquisitions

         On April 1, 1996, the Company acquired certain assets and the business of StaffAmerica, Inc., pursuant to a Plan and Agreement of Reorganization. StaffAmerica provides both temporary staffing and PEO services through its two offices located in Goleta and Oxnard, California. In 1995, StaffAmerica had revenues of approximately $6.7 million. In exchange for the StaffAmerica assets and business operations, the Company issued 157,464 shares of its common stock valued at $2,795,000, assumed a StaffAmerica liability of $50,000 for customer deposits and issued to each of the two owners of StaffAmerica 845 shares of Company common stock for their covenants not to compete.

         On April 8, 1996, the Company acquired certain assets and the business of JobWorks Agency, Inc. by way of a Plan and Agreement of Reorganization. JobWorks provides both temporary staffing and PEO services through its two offices located in Hood River and The Dalles, Oregon. JobWorks had revenues of approximately $1.2 million in 1995. The Company issued 20,446 shares of its common stock with a then-fair value of $380,000 for the assets and business of JobWorks, assumed a customer deposit liability of $2,000 and paid $20,000 in cash for the selling shareholder's agreement of noncompetition.

         Effective August 26, 1996, the Company acquired certain assets of Cascade Technical Staffing for $550,000 in cash. Cascade, which had 1995 revenues of approximately $3.5 million, provides technical and light industrial staffing services primarily in the electronics industry through its Tigard, Oregon office.

         Effective November 4, 1996, the Company acquired the PEO division of California Employer Services, Inc., an Orange County, California staffing services company. The Company paid $624,000 in cash for the division and assumed a customer deposit liability of $36,000. The division generated revenues of approximately $10.5 million for the fiscal year ended September 30, 1996.

         Effective November 25, 1996, the Company acquired certain assets of Professional Personnel, Inc. ("PPI"), a provider of PEO services located in Downey, California. The Company paid $176,000 in cash for the division and assumed a customer deposit liability of $19,000. For the fiscal year ended September 30, 1996, PPI had revenues of approximately $2.4 million.

         Subsequent to year end, effective February 1, 1997, the Company acquired D&L Personnel Department Specialists, Inc., dba HR Only, a staffing services company which specializes in human resource professionals with offices in Los Angeles and Orange County, California. The Company paid $1,800,000 in cash for all of the outstanding common stock of HR Only and $1,200,000 in cash for noncompete agreements with certain individuals, of which $1,000,000 will be deferred for five years and then be paid ratably over the succeeding five-year period. HR Only's revenues for the fiscal year ended January 31,1997 were approximately $4.3 million.

         The Company reviews acquisition opportunities on an ongoing basis. While growth through acquisition is a major element of the Company's overall strategic growth plan, there can be no assurance that any additional acquisitions will be completed in the foreseeable future, or that any future acquisitions will have a positive effect on the Company's performance. Acquisitions involve a number of potential risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, exposure to workers' compensation and other costs in differing regulatory environments, adverse short-term effects on the Company's operating results, integration of management information systems and the amortization of acquired intangible assets.

The Company's Services

         Overview of Services. The Company offers a continuum of human resource management services to its clients. While some services are more frequently associated with Barrett's co-employer arrangements, the Company's expertise in such areas as safety services and personnel-related regulatory compliance may also be utilized by its staffing services customers through the Company's human resource management services. The Company's range of services and expertise in human resource management encompasses five major categories:

         o Payroll Processing. For both the Company's PEO and staffing services employees, the Company performs all functions associated with payroll administration, including preparing and delivering paychecks, computing tax withholding and payroll deductions, handling garnishments, computing vacation and sick pay, and preparing W-2 forms and accounting reports through centralized operations at its headquarters in Portland, Oregon.

         o Employee Benefits and Administration. As a result of its size, Barrett is able to offer employee benefits which are not available at an affordable cost to many of its customers, particularly those with fewer than 100 employees. These benefits include health care insurance, a 401(k) savings plan, a Section 125 cafeteria plan, life and disability insurance, and claims administration.

         o Safety Services. Barrett offers safety services to both its staffing services and PEO customers in keeping with its corporate philosophy of "making the workplace safer." The Company has at least one risk manager available at each branch office to perform workplace safety assessments for each of its customers and to recommend actions to achieve safer operations. The Company's services include safety training and safety manuals for both workers and supervisors, job-site visits and meetings, improvements in workplace procedures and equipment to further reduce the risk of injury, compliance with OSHA requirements, environmental regulations, and workplace regulation by the U.S. Department of Labor and state agencies, and accident investigations. As discussed under "Self-Insured Workers' Compensation Program" below, the Company also pays safety incentives to its customers who achieve improvements in workplace safety.

         o    Workers'  Compensation  Coverage.  Beginning in 1987,  the Company
              acquired  self-insured  employer status for workers'  compensation coverage in Oregon and is currently a qualified self-insured employer in many of the state and federal jurisdictions in which it operates. Through its third-party administrators, Barrett provides claims management services to its PEO customers. As discussed under "Self-Insured Workers' Compensation Program" below, the Company aggressively manages job injury claims, including identifying fraudulent claims and utilizing its staffing services to return workers to active employment earlier. As a result of its enhanced ability to manage workers' compensation costs, the Company is often able to reduce its clients' overall expenses arising out of job-related injuries and insurance.

         o Human Resource Administration. Barrett offers its clients the opportunity to leverage the Company's experience in personnel-related regulatory compliance. For both its PEO clients and for staffing services employees, the Company handles the burdens of advertising, recruitment, skills testing, checking job applications and references, drug screening, criminal and motor vehicle records checks, hiring, and compliance with such employment regulatory areas as immigration, the Americans with Disabilities Act, and federal and state labor regulations.

         Staffing Services. Barrett's staffing services include on-demand or short-term staffing assignments, contract staffing, long-term or indefinite-term on-site management, and human resource administration. Short-term staffing involves employee demands caused by such factors as seasonality, fluctuations in customer demand, vacations, illnesses, parental leave, and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring, and retaining additional permanent employees. As more and more U.S. companies focus on cost-cutting and reducing overhead, the use of employees on a short-term basis allows firms to utilize the "just-in-time" approach to their personnel needs, converting a portion of their fixed personnel costs to variable expense.

         Contract staffing refers to the Company's responsibilities for the placement of employees for a period of more than three months or an indefinite period. This type of arrangement often involves outsourcing an entire department in a large corporation or providing the manpower for a large project.

         In an on-site management arrangement, Barrett places an experienced manager on site at a customer's place of business. The manager is responsible for conducting all recruiting, screening, interviewing, testing, hiring, and employee placement functions at the customer's facility for a long-term or indefinite period.

         The Company's staffing services customers operate in a broad range of businesses, including forest products and agriculture-based companies, electronic manufacturers, transportation and shipping companies, food processors, professional firms, and construction contractors. Such customers range in size from small local firms to large national companies which use Barrett's services on a local basis. None of the Company's staffing services customers individually accounted for more than 10% of its total 1996 revenues.

         In 1996, light industrial workers generated approximately 73% of the Company's staffing services revenues, while technical personnel accounted for 17% of such revenues and clerical staff represented the balance of 10%. Light industrial workers in the Company's employ perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers and drafters of electronic parts. Clerical workers include primarily secretaries, receptionists and office clerks.

         Barrett emphasizes prompt, personalized service in assigning quality, trained, drug-free personnel at competitive rates to users of its staffing services. The Company uses internally developed computer databases of employee skills and availability at each of its branches to match customer needs with available qualified employees. The Company emphasizes the development of an understanding of the unique requirements of its clientele by its account managers. Customers are offered a "money-back" guarantee if dissatisfied with staffing employees placed by Barrett.

         The Company utilizes a variety of methods to recruit its workforce for staffing services, including among others, referrals by existing employees, newspaper advertising and marketing brochures distributed at colleges and vocational schools. The employee application process includes an interview, skills assessment test, reference verification and drug screening. The recruiting of qualified employees requires more effort when unemployment rates are low.

         Barrett's staffing services employees are not under its direct control while placed at a customer's worksite. Barrett has not experienced any significant liability due to claims arising out of negligent acts or misconduct by its staffing services employees. The possibility exists, however, of claims being asserted against the Company which may exceed the Company's liability insurance coverage, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

         PEO Services. Many businesses, particularly those with a limited number of employees, find personnel administration requirements to be unduly complex and time consuming. These businesses often cannot justify the expense of a full-time human resources staff. In addition, the escalating costs of health and workers' compensation insurance in recent years, coupled with the increased complexity of laws and regulations affecting the workplace, have created a compelling motivation for small to mid-sized businesses to outsource these managerial burdens. The outsourcing of non-core business functions, such as human resource administration, enables small enterprises to devote their limited resources to their core competencies.

         In a PEO services arrangement, Barrett enters into a contract to become a co-employer of the client company's existing workforce. Pursuant to this contract, Barrett assumes responsibility for some or all personnel-related matters, including payroll and payroll taxes, employee benefits, health insurance, workers' compensation coverage, workplace safety programs, compliance with federal and state employment laws, labor and workplace regulatory requirements, and related administrative responsibilities. Barrett also hires and fires its PEO employees, although the client company remains responsible for day-to-day assignments, supervision and training and, in most cases, recruiting.

         The Company began offering PEO services to Oregon customers in 1990 and expanded these services to Maryland and Washington in the first and third quarters, respectively, of 1994, to Delaware and California in the second quarter of 1995, to Idaho and Arizona in 1996. The Company has entered into co-employer arrangements with a wide variety of clients, including companies involved in reforestation, moving and shipping, professional firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses with up to 100 employees. None of the Company's PEO clients individually accounted for more than 5% of its total annual revenues during 1996.

         Prior to entering into a co-employer arrangement, the Company performs an analysis of the potential client's actual personnel and workers' compensation costs based on information provided by the customer. Barrett introduces its workplace safety program and recommends improvements in procedures and equipment following a safety inspection of the customer's facilities which the potential client must agree to implement as part of the co-employer arrangement. Barrett also offers significant financial incentives to PEO clients to maintain a safe work environment.

         The Company's standard PEO services agreement provides for services for an indefinite term, until notice of termination is given by either party. The agreement permits cancellation by either party upon 30 days' written notice. In addition, the Company may terminate the agreement at any time for specified reasons, including nonpayment or failure to follow Barrett's workplace safety program.

         The form of agreement also provides for indemnification of the Company by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety or immigration laws or regulations. The Company also requires the client to maintain comprehensive liability coverage in the amount of $1,000,000 for acts of its worksite employees. In addition, the Company has excess liability insurance coverage in the amount of $2,000,000 per occurrence and policy limits of $5,000,000 in the aggregate. Although no claims exceeding such policy limits have been paid by the Company to date, the possibility exists that claims for amounts in excess of sums available to the Company through indemnification or insurance may be asserted in the future, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

Sales and Marketing

         The Company markets its services primarily through direct sales presentations by its branch office account managers. The Company also obtains referrals from existing clients and other third parties, and places radio commercials and advertisements in various publications, including local newspapers and the Yellow Pages. Barrett believes that it is able to offer its services at competitive rates due to the lower costs associated with its self-insured workers' compensation program when compared to the cost of workers' compensation insurance. See "Self-Insured Workers' Compensation Program" below.

Billing

         Through centralized operations at the Company's headquarters in Portland, Oregon, the Company prepares invoices weekly for its staffing services customers and following the end of each payroll period for PEO clients. The costs of health insurance coverage and Barrett's cafeteria plan are passed through to its PEO clients based on the number of participating employees. The Company often requires a deposit from its PEO clients to cover a portion of the anticipated billing for one payroll period. The Company has generally had favorable results with collecting accounts receivable, which it attributes to customer satisfaction, its analysis of potential clients' credit histories, and weekly monitoring of account aging by each branch manager.

Self-Insured Workers' Compensation Program

         A principal service provided by Barrett to its customers, particularly its PEO clients, is workers' compensation coverage. As the employer of record, Barrett is responsible for complying with applicable statutory requirements for workers' compensation coverage. The Company's workplace safety services, also described under "Overview of Services," are closely tied to its approach to the management of workers' compensation risk.

         Elements of Workers' Compensation System. State law (and, for certain types of employees, federal law) generally mandates that an employer reimburse its employees for the costs of medical care and other specified benefits for injuries or illnesses incurred in the course and scope of employment. The benefits payable for various categories of claims are determined by state regulation and vary with the severity and nature of the injury or illness and other specified factors. In return for this guaranteed protection, workers' compensation is an exclusive remedy and employees are generally precluded from seeking other damages from their employer for workplace injuries. Most states require employers to maintain workers' compensation insurance or otherwise demonstrate financial responsibility to meet workers' compensation obligations to employees. In many states, employers who meet certain financial and other requirements are permitted to self-insure.

         Self Insurance for Workers' Compensation. In August 1987, Barrett became a self-insured employer for workers' compensation coverage in Oregon. The Company has subsequently obtained self-insured employer status for workers' compensation in four additional states, Maryland, Washington, Delaware, and California. In addition, in May 1995, the Company was granted self-insured employer status by the U.S. Department of Labor for longshore and harbor ("USL&H") workers' compensation coverage. Regulations governing self-insured employers in each jurisdiction typically require the employer to maintain surety deposits of cash, government securities or other financial instruments to cover workers' claims in the event the employer is unable to pay for such claims.

         Barrett also maintains excess workers' compensation insurance for single occurrences exceeding $350,000 (except for $300,000 in Maryland and $500,000 for USL&H coverage) with statutory limits (i.e., in unlimited amounts) pursuant to annual policies with major insurance companies. The excess-insurance policies contain standard exclusions from coverage, including punitive damages, fines or penalties in connection with violation of any statute or regulation and losses covered by other insurance or indemnity provisions.

         In addition, the Company has implemented an insured large-deductible program which allows it to become insured for workers' compensation coverage in nearly all states where the extent of the Company's operations does not yet warrant the investment to become a self-insured employer.

         Claims Management. Pursuant to its self-insured status, the Company's workers' compensation expense is tied directly to the incidence and severity of workplace injuries to its employees. Barrett seeks to contain its workers' compensation costs through an aggressive approach to claims management. The Company uses managed-care systems to reduce medical costs and keeps time-loss costs to a minimum by assigning injured workers, whenever possible, to short-term assignments which accommodate the workers' physical limitations. The Company believes that these assignments minimize both time actually lost from work and covered time-loss costs. Barrett has also engaged third-party administrators ("TPAs") to provide additional claims management expertise. Typical management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and negotiating early settlements to eliminate future case development and costs. Barrett also maintains a mandatory corporate-wide pre-employment drug testing program. The program is believed to have resulted in a reduction in the frequency of fraudulent claims and in accidents in which the use of illegal drugs appears to have been a contributing factor.

         Elements of Self-Insurance Costs. The costs associated with the Company's self-insured workers' compensation program include case reserves for reported claims, an additional expense provision (referred to as the "IBNR reserve") for unanticipated increases in the cost of open injury claims (known as "adverse loss development") and for claims incurred in prior periods but not reported, fees payable to the Company's TPAs, additional claims administration expenses, administrative fees payable to state and federal workers' compensation regulatory agencies, premiums for excess workers' compensation insurance, legal fees, and safety incentive payments. Although not directly related to the size of the Company's payroll, the number of claims and correlative loss payments may be expected to increase with growth in the total number of employees. TPA fees also vary with the number of claims administered. The state assessments are typically based on payroll amounts and, to a limited extent, the amount of permanent disability awards during the previous year. Excess insurance premiums are also based in part on the size of the Company's payroll. Safety incentives expense may increase as the number of the Company's PEO employees rises, although increases will only occur for any given PEO client if such client's claims costs are below agreed-upon amounts.

Workers' Compensation Claims Experience and Reserves

         The Company recognizes its liability for the ultimate payment of incurred claims and claims adjustment expenses by accruing liabilities which represent estimates of future amounts necessary to pay claims and related expenses with respect to covered events that have occurred. When a claim involving a probable loss is reported, the Company's TPA establishes a case reserve for the estimated amount of ultimate loss. The estimate reflects an informed judgment based on established case reserving practices and the experience and knowledge of the TPA regarding the nature and expected value of the claim, as well as the estimated expense of settling the claim, including legal and other fees and expenses of administering claims. The adequacy of such case reserves depends on the professional judgment of each TPA to properly and comprehensively evaluate the economic consequences of each claim. Additionally, on an aggregate basis, the Company has established an additional expense reserve for both future adverse loss development in excess of initial case reserves on open claims and for claims incurred but not reported, referred to as the IBNR reserve.

         As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates, and as other data becomes available, these estimates are revised, which may result in increases or decreases in existing case reserves. Barrett has engaged a nationally-recognized, independent actuary to periodically review the Company's total workers' compensation claims liability and reserving practices. Based in part on such review, the Company believes its total accrued workers' compensation claims liabilities are adequate. There can, however, be no assurance that the Company's actual future workers' compensation obligations will not exceed the amount of its accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims, and the effect, if any, of claims incurred but not reported.

         Approximately one-third of the Company's payroll exposure associated with staffing or PEO services is in relatively high-risk industries with respect to workplace injuries, including trucking, logging, construction, and reforestation. A failure to successfully manage the severity and frequency of workers' compensation injuries will have a negative impact on the Company. In early 1995, the Company experienced a noticeable increase in workers' compensation costs arising out of the failure of some PEO clients to adhere to the Company's workplace safety policies. In response to this increase, the Company hired additional workers' compensation loss control branch personnel. Also, management instituted clear guidelines for its branch managers, account managers, and loss control specialists directly tying their continued employment with the Company to their diligence in understanding and addressing the risks of accident or injury associated with the industries in which client companies operated and in monitoring the compliance by client with workplace safety requirements. The adoption of this policy of "zero tolerance" for avoidable workplace injuries resulted in the termination of more than 100 PEO client accounts.

Management Information System

         The Company performs all functions associated with payroll administration through its internal management information system. Each branch performs payroll data entry functions and maintains an independent database of employees and customers, as well as payroll and invoicing records. All processing functions are centralized at Barrett's corporate headquarters in
Portland, Oregon. Although the current system employed by the Company satisfactorily meets its current needs, the Company perceives an opportunity to significantly expand the capacity and capabilities necessary to accommodate its anticipated growth through the utilization of new software technologies. Accordingly, management has recently initiated a project to convert to new technologies which it anticipates will enable the Company to more effectively accommodate its anticipated growth, maintain a cost-effective and efficient processing structure, improve functionality, meet expected customer requirements for expanded communication capabilities, and provide additional customer services and information reporting. The Company's new system will utilize client-server technology, an existing software product from an independent software development company and a relational database environment. Management estimates the cost of implementing this project at approximately $2.0 million. The new system is currently expected to be operational in late 1997.

Employees and Employee Benefits

         At December 31, 1996, the Company had approximately 17,775 employees, including approximately 11,400 staffing services employees, approximately 6,100 PEO employees and approximately 275 managerial, sales and administrative employees. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. Approximately 1% of the Company's employees are covered by a collective bargaining agreement. Each of Barrett's managerial, sales and administrative employees has entered into a standard form of employment agreement which, among other things, contains covenants not to engage in certain activities in competition with the Company for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. Barrett believes its employee relations are good.

         Benefits offered to Barrett's staffing services employees include group health insurance, a Section 125 cafeteria plan which permits employees to use pretax earnings to fund various services, including medical, dental and childcare, and a Section 401(k) savings plan pursuant to which employees may begin making contributions upon reaching 21 years of age and completing 1,000 hours of service in any consecutive 12-month period. The Company may also make contributions to the savings plan, which vest over seven years and are subject to certain legal limits, at the sole discretion of the Company's Board of Directors. Employees subject to a co-employer arrangement may participate in the Company's benefit plans, provided that the group health insurance premiums may, at the client's option, be paid by payroll deduction. See "Regulatory and Legislative Issues--Employee Benefit Plans".

Regulatory and Legislative Issues

         Business Operations. The Company is subject to the laws and regulations of the jurisdiction within which it operates, including those governing self-insured employers under the workers' compensation systems in Oregon, Washington, Maryland, Delaware, California, and the U.S. Department of Labor for USL&H workers. An Oregon PEO company, such as Barrett, is required to be licensed as a worker leasing company by the Workers' Compensation Division of the Oregon Department of Consumer and Business Services. Temporary staffing companies are expressly exempt from the Oregon licensing requirement. Oregon PEO companies are also required to ensure that each PEO client provides adequate training and supervision for its employees to comply with statutory requirements for workplace safety and to give 30 days' written notice in the event of a termination of its obligation to provide workers' compensation coverage for PEO employees and other subject employees of a PEO client. Although compliance with these requirements has caused Barrett to make certain changes in its PEO operations and contracts in Oregon, resulting in additional financial risk, particularly with respect to those clients who breach their payment obligation to the Company, such compliance has not had a material impact on Barrett's business, financial condition, or results of operations.

         Employee Benefit Plans. The Company's operations are affected by numerous federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees who are assigned to work at client locations (sometimes referred to as "worksite employees"), the Company assumes certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer, temporary employment, and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of "employer" under these laws is not uniform.

         As an employer, the Company is subject to all federal statutes and regulations governing its employer-employee relationships. Subject to the issues discussed below, the Company believes that its operations are in compliance in all material respects with all applicable federal statutes and regulations.

         The Company offers various employee benefit plans to its employees, including its worksite employees. These employee benefit plans include a savings plan (the "401(k) plan") under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act ("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees.

         A definitive judicial interpretation of "employer" in the context of a PEO arrangement has not been established. The tax-exempt status of the Company's 401(k) plan and cafeteria plan is subject to continuing scrutiny and approval by the IRS and depends upon the Company's ability to establish the Company's employer-employee relationship with PEO employees. The issue of whether the Company's tax-qualified benefit plans can legitimately include worksite employees under their coverage has not yet been resolved. If the worksite employees cannot be covered by the plans, then the exclusive benefit requirement imposed by the Code would not be met by the plans as currently administered and the plans could be disqualified.

         The IRS has established a Market Segment Study Group regarding Employee Leasing for the stated purpose of examining whether PEOs, such as the Company, are the employers of worksite employees under the Code provisions applicable to employee benefit plans and are, therefore, able to offer to worksite employees benefit plans that qualify for favorable tax treatment. The IRS Study Group is reportedly also examining whether the owners of client companies are employees of PEO companies under Code provisions applicable to employee benefit plans. To the best of the Company's knowledge, the Market Segment Study Group has not issued a report.

         A PEO company headquartered in Texas has stated publicly that the IRS National Office is being requested by the IRS Houston District to issue a Technical Advice Memorandum ("TAM") on the PEO worksite employee issue in connection with an ongoing audit of a plan of the Texas PEO company. The stated purpose of TAMs is to help IRS personnel in closing cases and to establish and maintain consistent holdings. The IRS's position is that TAMs are not precedential; that is, they are limited to the particular taxpayer involved and that taxpayer's set of facts. The draft request for a TAM by the IRS Houston District reportedly states its determination that the Texas PEO company's Code
Section 401(k) plan should be disqualified for the reason, among others, that it covers worksite employees who are not employees of the PEO company.

         The timing and nature of the issuance and contents of any TAM regarding the worksite employee issue or any report of the Market Segment Study Group regarding Employee Leasing is unknown at this time. There has also been public discussion of the possibility that the Treasury Department may propose some form of administrative relief or that Congress may provide legislative resolution or clarification regarding this issue.

         In the event the tax exempt status of the Company's benefit plans were to be discontinued and the benefit plans were to be disqualified, such actions could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company is not presently able to predict the likelihood of disqualification nor the resulting range of loss, in light of the lack of public direction from the IRS or Congress.

Competition

         The PEO and staffing services businesses are characterized by rapid growth and intense competition. The staffing services market includes competitors of all sizes, including several, such as Manpower, Inc., Kelly Services, Inc., The Olsten Corporation, Interim Services, Inc., and Adia
Services, Inc., which are national in scope and have substantially greater financial, marketing, and other resources than the Company. In addition to national companies, Barrett competes with numerous regional and local firms for both customers and employees. The Company estimates that at least 100 firms provide staffing services in Oregon. There are relatively few barriers to entry into the staffing services business. The principal competitive factors in the staffing services industry are price, the ability to provide qualified workers in a timely manner and the monitoring of job performance. The Company attributes its internal growth in staffing services revenues to the cost-efficiency of its operations which permits the Company to price its services competitively, and to its ability through its branch office network to understand and satisfy the needs of its customers with competent personnel.

         Although there are believed to be approximately 2,200 companies currently offering PEO service in the U.S., many of these potential competitors are located in states in which the Company presently does not operate. Barrett believes that there are at least 30 firms offering PEO services in Oregon, but the Company has the largest presence in the state. The Company may face additional competition in the future from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. Certain PEO companies operating in areas in which Barrett does not now, but may in the future, offer its services have greater financial and marketing resources than the Company, such as YourStaff, a subsidiary of Kelly Services, Inc., The Vincam Group Inc., Administaff, Inc. and Paychex, Inc., among others. Competition in the PEO industry is based largely on price, although service and quality are also important. Barrett believes that its growth in PEO services revenues is attributable to its ability to provide small and mid-sized companies with the opportunity to provide enhanced benefits to their employees while reducing their overall personnel administration and workers' compensation costs. The Company's competitive advantage may be adversely affected by a substantial increase in the costs of maintaining its self-insured workers' compensation program. A general market decrease in the level of workers' compensation insurance premiums may also decrease demand for PEO services.

Item 2.           PROPERTIES

         The Company provides staffing and PEO services through all 24 of its branch offices. The following table shows the locations of the Company's branch offices and the year in which each branch was opened or acquired. The Company's Oregon branches accounted for 66% of its total revenues in 1996. The Company also leases office space in 21 other locations in its market areas which it uses to recruit and place employees.

                                            Year Opened                                                  Year Opened
         Oregon Locations                   or Acquired       Other Locations                            or Acquired
         ---------------------              -----------       -----------------------                    -----------
         Portland (Industrial)                 1984           Tucson, Arizona                                1996
         Portland (Bridgeport)                 1988           Sacramento, California                         1988
         Bend                                  1990           Santa Clara, California                        1994
         Medford                               1990           Brea, California                               1996
         Salem                                 1990           Goleta, California                             1996
         Albany                                1991           Ontario, California                            1996
         Eugene                                1991           Oxnard, California                             1996
         Portland (Leasing)                    1993           Los Angeles, California                        1997
         Pendleton                             1994           Boise, Idaho                                   1996
         Hood River                            1996           Lutherville, Maryland                          1951
         Tigard                                1996           Easton, Maryland                               1994
                                                              Flint, Michigan                                1997
                                                              Spokane, Washington                            1994

         The Company's corporate headquarters are located in an office building in Portland, Oregon, with approximately 9,200 square feet of office space. The building is subject to a mortgage loan with a principal balance of approximately $598,000 at December 31, 1996.

         The Company also owns another office building in Portland, Oregon, which houses its Portland/Bridgeport branch office. The building is subject to a mortgage loan with a principal balance at December 31, 1996, of approximately $276,000 and has approximately 7,000 square feet of office space.

         Barrett leases office space for its other branch offices. At December 31, 1996, such leases had expiration dates ranging from less than one year to seven years, with total minimum payments through 2001 of approximately $2,205,000.

Item 3.           LEGAL PROCEEDINGS

         A lawsuit was filed in the Circuit Court of the State of Oregon for the County of Multnomah on February 5, 1997, by Javier and Ester Munoz, husband and wife, against Asger M. Nielson, doing business as Nielson and Son ("Nielson"), Rain-Master Roofing, Inc. ("Rain-Master"), and the Company. Mr. Munoz was employed by the Company under a PEO arrangement with Rain-Master, which is in the roofing business. On February 1, 1995, Rain-Master was providing roofing services at a construction site for which Nielson was serving as general contractor. Mr. Munoz fell from the roof at the site in the course of his employment and is now a paraplegic as a result of the injuries he suffered. Until the filing of the lawsuit referred to above, Mr. Munoz's claim was being defended as a workers' compensation claim.

         In the lawsuit, the plaintiffs are seeking damages in the amount of $10,000,000 pursuant to claims for relief based on employer liability, intentional injury, product liability, negligence, breach of implied warranty and loss of consortium. Defense of the lawsuit has been tendered to the

Company's excess workers' compensation, commercial general liability and umbrella liability insurance carriers; acceptance of the defense to the claim has not yet been received. Management intends to vigorously defend this action on the basis, among others, that workers' compensation is the exclusive remedy for employees injured in the course of employment. Under appropriate circumstances, the Company also may seek to enforce its contractual right to indemnification from Rain-Master pursuant to its PEO leasing arrangement. Based upon its investigation and analysis to date, management believes that the outcome of this proceeding will not have a materially adverse effect on the Company's financial position or results of operations.

         On March 12, 1997, a Notice of Intent to Revoke Farm/Forest Labor Contractor License and to Assess Civil Penalties (the "Notice") was served on the Company by the Bureau of Labor and Industries of the State of Oregon (the "Bureau"). The Notice also names Daniel A. Hatfield, an employee of the Company. The Notice proposes to assess civil penalties in the amount of $488,000, based on the numbers of workers allegedly affected, for alleged noncompliance with various duties imposed on farm labor contractors by Oregon law, including licensing violations, failure to comply with wage payment laws, and failure to maintain and to provide workers and the Bureau with required documentation. Management intends to vigorously contest the claims asserted in the Notice and is in the process of collecting and analyzing data necessary to defend its position and to evaluate the probable outcome of the proceedings.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table identifies, as of February 28, 1997, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

                                                                                        Officer
          Name              Age      Principal Positions and Business Experience         Since
---------------------------------------------------------------------------------------------------

William W. Sherertz          51      President; Chief Executive Officer; Director         1980

Michael D. Mulholland        45      Vice President-Finance and Secretary; Chief          1994
                                     Financial Officer

Michael K. Barrett           33      Vice President-Business Development                  1995

K. Risa Olsen                46      Vice President                                       1997

James D. Miller              33      Controller, Principal Accounting Officer             1994


-------------------------------

         William W. Sherertz has acted as Chief Executive Officer of the Company since 1980. He has also been a director of the Company since 1980, and was appointed President of the Company in March 1993. Mr. Sherertz also serves as Chairman of the Board of Directors.

         Michael D. Mulholland joined the Company in August 1994 as Vice President-Finance and Secretary. From 1988 to 1994, Mr. Mulholland was employed by Sprouse-Reitz Stores Inc., a former Nasdaq-listed retail company, serving as its Executive Vice President, Chief Financial Officer and Secretary. In November 1991, Sprouse-Reitz filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Its plan of reorganization was confirmed by the Bankruptcy Court in June 1992. Subsequently, Mr. Mulholland was appointed to the additional position of Acting Chief Executive Officer prior to Sprouse's filing of a voluntary petition in connection with a prepackaged liquidating Chapter 11 in November 1993. He is a certified public accountant on inactive status.

         Michael K. Barrett joined the Company as Vice President-Business Development in December 1995. Prior to joining the Company, Mr. Barrett was Vice President of Marketing for YourStaff, Inc., a PEO subsidiary of Kelly Services, Inc., from May 1994 to December 1995. From November 1989 to May 1994, Mr. Barrett owned and operated an advertising firm.

         K. Risa Olsen rejoined the Company in April 1996 as National Accounts Manager. Ms. Olsen was elected Vice President in January 1997. Prior to rejoining Barrett, she was a self-employed Area Director for The Worth Collection, Ltd., a national privately-held direct marketer of women's apparel, from November 1994 to March 1996. From January 1993 to October 1994, Ms. Olsen owned and operated a marketing organization for various manufacturers of women's apparel. Prior to 1993, Ms. Olsen was employed by The John H. Harland Co., a publicly-held provider of checks, forms, and business documents to financial institutions, as a District Manager. Ms. Olsen was previously employed by the Company from 1976 to 1981.

         James D. Miller joined the Company in January 1994 as Controller. From 1991 to 1994, he was the Corporate Accounting Manager for Christensen Motor Yacht Corporation. Mr. Miller, a certified public accountant on inactive status, was employed by Price Waterhouse LLP from 1987 to 1991.

         There are no family relationships among any of the above listed officers.

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's common stock (the "Common Stock") trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "BBSI." At February 28, 1997, there were 70 stockholders of record and approximately 2,200 beneficial owners of the Common Stock. The Company has not declared or paid any cash dividends since the closing of its initial public offering of Common Stock on June 18, 1993, and has no present plan to pay any cash dividends in the foreseeable future. The following table presents the high and low sales prices of the Common Stock for each quarterly period during the last two fiscal years, as reported by The Nasdaq Stock Market:


   1995                                  High                  Low
   ----                                --------               -----
   First Quarter                        $19.50               $13.50
   Second Quarter                        15.00                10.50
   Third Quarter                         15.75                13.50
   Fourth Quarter                        15.50                12.25

   1996
   ----
   First Quarter                        $20.75               $14.50
   Second Quarter                        20.00                16.25
   Third Quarter                         22.25                14.00
   Fourth Quarter                        17.50                13.50


         During 1996, the Company issued equity securities without registration under the Securities Act of 1933, in each case in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 regarding transactions by an issuer not involving a public offering, as follows:

         On April 1, 1996, the Company issued 157,464 shares of Common Stock to the seller in connection with its purchase of certain assets and the business of StaffAmerica, Inc., valued at $2,795,000, as well as 1,690 shares of Common Stock valued at $17.75 per share to the two owners of StaffAmerica, Inc., in exchange for their covenants not to compete.

         On April 8, 1996, the Company issued 20,446 shares of Common Stock to the seller in connection with the Company's purchase of certain assets and the business of JobWorks Agency, Inc., valued at $380,000.

Item 6.           SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Company's financial statements and the accompanying notes presented in
Item 8 of this report.

                                                                              Years Ended December 31,
                                                      -----------------------------------------------------------------------
                                                         1996           1995              1994             1993          1992
                                                      -------        -------           -------          -------       -------

                                                                            (In thousands, except per share data)
Statement of Operations Data:
Revenues:
     Staffing services..........................   $  113,539     $   99,233        $   71,148        $  41,755      $ 34,681
     Professional employer services.............      102,277         80,572            69,404           58,512        45,444
                                                      -------        -------           -------          -------        ------
         Total..................................      215,816        179,805           140,552          100,267        80,125
                                                      -------        -------           -------          -------        ------
Cost of revenues:
     Direct payroll costs.......................      164,180        136,174           105,515           75,171        59,820
     Payroll taxes and benefits.................       19,913         16,088            12,758            9,911         7,826
     Workers' compensation......................        5,938          6,073             5,069            4,591         3,233
     Safety incentives..........................        1,532            981             1,103              598           651
                                                      -------        -------           -------          -------        ------
         Total..................................      191,563        159,316           124,445           90,271        71,530
                                                      -------        -------           -------          -------        ------
Gross margin....................................       24,253         20,489            16,107            9,996         8,595
Selling, general, and administrative expenses...       16,034         13,657            10,302            6,450         6,003
Amortization of intangibles.....................          820            564               430              370           336
                                                      -------        -------           -------          -------        ------
Income from operations..........................        7,399          6,268             5,375            3,176         2,256
                                                      -------        -------           -------          -------        ------
Other (expense) income:
     Interest expense...........................          (82)           (75)             (106)             (86)          (77)
     Interest income............................          534            400               224              161            70
     Other, net.................................           --             32                78              133            26
                                                      -------        -------           -------          -------        ------
         Total..................................          452            357               196              208            19
                                                      -------        -------           -------          -------        ------
Income before provision for income taxes........        7,851          6,625             5,571            3,384         2,275
Provision for income taxes(1)...................        2,815          2,507             2,105              437            --
                                                      -------        -------           -------          -------        ------
     Net income.................................   $    5,036     $    4,118        $    3,466        $   2,947      $  2,275
                                                      -------        =======           =======          =======        ======
     Net income per share.......................   $      .73     $      .62        $      .53
                                                      =======        =======           =======
Unaudited pro forma data(1):
     Net income.................................                                                      $   2,060      $  1,385
                                                                                                        =======        ======
     Net income per share(2)....................                                                      $     .39      $    .35
                                                                                                        =======        ======
Weighted average common shares outstanding(2)...        6,935          6,680             6,591            5,260         4,000
                                                      =======        =======           =======          =======        ======

                                                                                          As of December 31,
                                                      -----------------------------------------------------------------------
                                                         1996           1995              1994             1993          1992
                                                      -------        -------           -------          -------       -------
                                                                                    (In thousands)
Selected Balance Sheet Data:
Working capital (deficit).......................   $   11,557     $    8,417        $    4,889        $   7,017      $   (678)
Total assets....................................       42,646         31,273            24,665           18,425         7,219
Long-term debt, net of current portion..........          838            875               908              946           292
Stockholders' equity............................       25,562         20,034            14,455           10,480         1,574

-----------------------------

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

         Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's revenues consist of staffing services and professional employer organization ("PEO") services. Staffing services revenues consist of short-term staffing, contract staffing, payrolling and on-site management. PEO services refer exclusively to co-employer contractual agreements with PEO clients. The Company's revenues represent all amounts billed to customers for direct payroll, related employment taxes, workers' compensation coverage, all other pass-through costs such as health care insurance, and a service fee (equivalent to a mark-up percentage). The Company's Oregon branches accounted for 66% of its total revenues in 1996, and an additional 22% was derived from its branches in California and Washington. Consequently, weakness in economic conditions on the West Coast could have a material adverse effect on the Company's financial results.

         The Company's cost of revenues is comprised of direct payroll costs, payroll taxes and benefits, workers' compensation and safety incentives. Direct payroll costs represent the gross payroll earned by employees based on salary or hourly wages. Payroll taxes and benefits consist of the employer's portion of Social Security and Medicare taxes, federal unemployment taxes, state unemployment taxes, health care insurance and employee reimbursements for materials, supplies and other expenses which are passed through to the customer. Workers' compensation expense consists primarily of the costs associated with the Company's self-insured workers' compensation program, such as claims reserves, claims administration fees, legal fees, state and federal administrative agency fees and reinsurance costs for catastrophic injuries. The Company also maintains a large-deductible workers' compensation insurance policy for employees working in states where the Company is not currently self-insured. Safety incentives represent cash incentives paid to certain PEO client companies as a reward for maintaining safe work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet prearranged loss parameters.

         The largest portion of workers' compensation expense is the cost of workplace injury claims. When an injury occurs and is reported to the Company, the Company's respective independent third-party claims administrator ("TPA") analyzes the details of the injury and develops a case reserve, which is the TPA's estimate of the cost of the claim based on similar injuries and its professional judgment. The Company then records, or accrues, an expense and a corresponding liability based upon the TPA's estimates for claims reserves. As cash payments are made by the Company's TPA against specific case reserves, the accrued liability is reduced by the corresponding payment amount. The TPA also reviews existing injury claims on an on-going basis and adjusts the case reserves as new or additional information for each claim becomes available. The Company has established an additional IBNR reserve to provide for future unanticipated increases in expenses ("adverse loss development") of the claims reserves for open injury claims and for claims incurred but not reported related to prior and current periods. Management believes that the Company's internal claims reporting system minimizes the occurrence of unreported incurred claims.

         Selling, general and administrative expenses represent both branch and corporate operating expenses. Branch operating expenses consist primarily of branch office staff payroll and payroll related costs, advertising, rent, office supplies, depreciation and branch incentive compensation. Branch incentive compensation represents a combined 15% of branch pre-tax profits, of which 10% is paid to the branch manager and 5% is shared among the office staff. Corporate operating expenses consist primarily of executive and office staff payroll and payroll related costs, professional and legal fees, travel, depreciation, advertising and executive and corporate staff incentive bonuses.

         Amortization of intangibles consists primarily of the amortization of the costs of acquisitions in excess of the fair value of net assets acquired (goodwill). The Company uses a 15-year estimate as the useful life of goodwill, as compared to the 40-year maximum permitted by generally accepted accounting principles, and amortizes such cost using the straight-line method. Other intangible assets, such as customer lists and covenants not to compete, are amortized using the straight-line method over their estimated useful lives, which range from two to 15 years.

Forward-Looking Information

         Statements in this Item or in Item 1 of this report which are not historical in nature, including discussion of economic conditions in the Company's market areas, the potential for and effect of future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves, the tax-qualified status of the Company's 401(k) savings plan, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, uncertainties regarding government regulation of PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

         The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the years ended December 31, 1996, 1995 and 1994, included in Item 8 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company's financial statements included in Item 8 of this report.


                                                                                  Percentage of Total Revenues
                                                                                    Years Ended December 31,
                                                                            1996              1995              1994
                                                                           ------            ------            ------
Revenues:
     Staffing services.................................................       52.6%            55.2%             50.6%
     Professional employer services....................................       47.4             44.8              49.4
                                                                            ------           ------            ------
         Total revenues................................................      100.0            100.0             100.0
                                                                            ------           ------            ------
Cost of revenues:
     Direct payroll costs..............................................       76.1             75.7              75.1
     Payroll taxes and benefits........................................        9.2              8.9               9.1
     Workers' compensation.............................................        2.8              3.4               3.6
     Safety incentives.................................................         .7               .6                .8
                                                                            ------           ------            ------
         Total cost of revenues........................................       88.8             88.6              88.6
                                                                             -----            -----             -----
Gross margin...........................................................       11.2             11.4              11.4
Selling, general and administrative expenses...........................        7.4              7.6               7.3
Amortization of intangibles............................................         .4               .3                .3
                                                                            ------           ------            ------
Income from operations.................................................        3.4              3.5               3.8
Other income (expense).................................................         .2               .2                .2
                                                                            ------           ------            ------
Pretax income..........................................................        3.6              3.7               4.0
Provision for income taxes.............................................        1.3              1.4               1.5
                                                                            ------           ------            ------
Net income.............................................................        2.3              2.3               2.5
                                                                            ======           ======            ======

         Years Ended December 31, 1996 and 1995

         Net income for 1996 amounted to $5,036,000, an increase of $918,000 or 22.3% over 1995 net income of $4,118,000. The increase in 1996 net income over 1995 was primarily due to continued growth in revenues and gross margin, which was offset in part by increased selling, general and administrative expenses. Net income per share for 1996 was $.73 as compared to $.62 for 1995.

         Total 1996 revenues were $215,816,000, which represented an increase of $36,011,000 or 20.0% over 1995 revenues of $179,805,000. The increase in revenues over 1995 was primarily due to a 1996 internal growth rate of 10.6%, coupled with the acquisition of five staffing and PEO businesses during 1996. Professional employer (staff leasing) services revenue increased 26.9% over 1995 due to the growth in the number of new PEO clients, primarily in Oregon and California. The growth in PEO services revenue was a result of internal sales efforts coupled with the acquisitions made during the year. These factors contributed to the increased mix of PEO services for 1996 to 47.4% of total revenues, up from 44.8% of total revenues for 1995. Revenues from staffing services, as a percent of total revenues, declined in 1996 to 52.6% as compared to 55.2% of total revenues in 1995, despite a 14.4% growth rate over 1995.

         Subsequent to December 31, 1996, the Company closed its branch offices in Seattle, Washington and Phoenix, Arizona. Management expects to relocate the Seattle operations to Tacoma, Washington in connection with a new customer base in the south Puget Sound area. The Phoenix office, which opened during the third quarter of 1996 and represented the Company's first office in Arizona, has recently been transferred to the expanding operations of the Company's Tucson, Arizona office opened shortly thereafter. During the first quarter of 1997, the Company opened an office in Flint, Michigan to support a new large contract staffing arrangement involving two processing facilities of an existing customer.

         Gross margin for 1996 totaled $24,253,000, representing an increase of $3,764,000 or 18.4% over 1995. The gross margin rate of 11.2% of revenues represents a 20 basis point decrease from 1995 due to slight increases in direct payroll costs and payroll taxes and benefits offset in part by a decrease in workers' compensation expense as a percentage of revenues. The Company expects gross margin to continue to decline as a percentage of revenues due to the continued growth in PEO services, contract staffing and on-site management in the Company's service mix and the Company's decision to maintain its workers' compensation IBNR reserve at a higher level relative to claims, as discussed below.

         The following table summarizes certain indicators of performance regarding the Company's self-insured workers' compensation program by quarter for 1996 and 1995.

                                          Self-Insured Workers' Compensation Profile

                                                                            Total Workers' Comp       "IBNR Reserve" (1)
                                               Total Workers' Comp             Expense as a                as a % of
                 No. of Injury Claims        Expense (in thousands)         % of Total Payroll        "At Risk Claims"(2)
                 --------------------        ----------------------         ------------------        -------------------
                  1996          1995            1996         1995            1996        1995          1996       1995
                  ----          ----            ----         ----            ----        ----          ----       ----
Q1                 193           266           $ 770       $2,307            2.4%        7.8%          41.0%       33.0%
Q2                 312           309           1,213        1,707            3.1         5.1           41.0        40.6
Q3                 401           287           2,161        1,160            4.7         3.1           41.0        40.9
Q4                 422           270           1,794          899            3.9         2.5           55.9        41.0
                 -----         -----           -----        -----
For the Year     1,328         1,132          $5,938       $6,073            3.6         4.5
                 =====         =====           =====        =====
------------------
(1)  "IBNR  Reserve"  in  this  context  is  defined  as an  additional  expense provision for both the unexpected  future adverse loss  development of open claims and for claims incurred but not reported.
(2)  "At Risk  Claims"  are  defined as the dollar  amount of all injury  claims submitted  under  self-insured  payroll  less  amounts  covered  by  excess reinsurance.

         Although workers' compensation expense for the third and fourth quarters of 1996 was higher than in the comparable quarters of 1995, the preceding table illustrates the 1996 improvement over 1995 in the Company's total workers' compensation expense both in terms of total dollars and as a percent of total payroll dollars. Concurrent with the improved expense level and percentage of workers' compensation expense, expressed as a percent of total payroll, the Company has increased its IBNR reserve to 55.9% of "at risk claims" as of December 31, 1996. It is management's objective to continue to increase the dollar value of the Company's IBNR reserve, which is a component of the total accrued workers' compensation claims liabilities recorded on the balance sheet. The IBNR reserve expressed as a percentage reflects the relationship between the dollar value of the IBNR reserve and the dollar value of all reserves for open or at risk claims less reserve amounts covered by excess reinsurance policies. Costs attributable to adverse loss development of open claims, claims incurred in a prior period but reported currently, and catastrophic events may be shifted from the IBNR reserve to a specific case reserve, thereby reducing the IBNR reserve level. Accordingly, there can be no assurance that the IBNR reserve will remain at its present level or at any future level.

         Selling, general and administrative expenses consist of compensation and other expenses incident to the operation of the Company's headquarters and branch offices and marketing of its services. These expenses (excluding the amortization of intangibles) amounted to $16,034,000 or 7.4% of revenues for 1996, as compared to $13,657,000 or 7.6% of revenues for 1995. The increase in total dollars for 1996 was primarily due to additional branch office staff resulting from the five acquisitions made during the year.

         Amortization of intangibles totaled $820,000 for 1996 or .4% of revenues which compares to $564,000 or .3% of revenues for 1995. The increased amortization expense for 1996 was primarily attributable to amortization arising from the five acquisitions made during the year.

         The Company offers various employee benefit plans to its employees, including its worksite employees. These employee benefit plans include a savings plan (the "401(k) plan") under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act ("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees.

         A definitive judicial interpretation of "employer" in the context of a PEO arrangement has not been established. The tax-exempt status of the Company's 401(k) plan and cafeteria plan is subject to continuing scrutiny and approval by the IRS and depends upon the Company's ability to establish the Company's employer-employee relationship with PEO employees. The issue of whether the Company's tax-qualified benefit plans can legitimately include worksite employees under their coverage has not yet been resolved. If the worksite employees cannot be covered by the plans, then the exclusive benefit requirement imposed by the Code would not be met by the plans as currently administered and the plans could be disqualified.

         The IRS has established a Market Segment Study Group regarding Employee Leasing for the stated purpose of examining whether PEOs, such as the Company, are the employers of worksite employees under the Code provisions applicable to employee benefit plans and are, therefore, able to offer to worksite employees benefit plans that qualify for favorable tax treatment. The IRS Study Group is reportedly also examining whether the owners of client companies are employees of PEO companies under Code provisions applicable to employee benefit plans. To the best of the Company's knowledge, the Market Segment Study Group has not issued a report.

         A PEO company headquartered in Texas has stated publicly that the IRS National Office is being requested by the IRS Houston District to issue a Technical Advice Memorandum ("TAM") on the PEO worksite employee issue in connection with an ongoing audit of a plan of the Texas PEO company. The stated purpose of TAMs is to help IRS personnel in closing cases and to establish and maintain consistent holdings. The IRS's position is that TAMs are not precedential; that is, they are limited to the particular taxpayer involved and that taxpayer's set of facts. The draft request for a TAM by the IRS Houston District reportedly states its determination that the Texas PEO company's Code Section 401(k) plan should be disqualified for the reason, among others, that it covers worksite employees who are not employees of the PEO company.

         The timing and nature of the issuance and contents of any TAM regarding the worksite employee issue or any report of the Market Segment Study Group regarding Employee Leasing is unknown at this time. There has also been public discussion of the possibility that the Treasury Department may propose some form of administrative relief or that Congress may provide legislative resolution or clarification regarding this issue.

         In the event the tax exempt status of the Company's benefit plans were to be discontinued and the benefit plans were to be disqualified, such actions could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company is not presently able to predict the likelihood of disqualification nor the resulting range of loss, in light of the lack of public direction from the IRS or Congress.

         Years Ended December 31, 1995 and 1994

         Net income for 1995 amounted to $4,118,000, an increase of $652,000 or 18.8% over 1994 net income of $3,466,000. The increase in 1995 net income over 1994 was primarily due to continued growth in revenues and gross margin, which was offset in part by increased selling, general and administrative expenses. Net income per share for 1995 was $.62 as compared to $.53 for 1994.

         Total 1995 revenues were $179,805,000, which represented an increase of $39,253,000 or 27.9% over 1994 revenues of $140,552,000. The increase in revenues in 1995 over 1994 was primarily due to a 1995 internal growth rate of 20.3%, coupled with the acquisition of four staffing services businesses during the 1995 third quarter. Such acquisitions and continued growth of staffing services in northern California were the principal factors which contributed to the increased mix of staffing services for 1995 to 55.2% of total revenues, up from 50.6% of total revenues for 1994. Revenues from PEO services, as a percent of total revenues, declined in 1995 to 44.8% as compared to 49.4% of total revenues in 1994, despite a 16.1% growth rate over 1994.

         Gross margin for 1995 totaled $20,489,000, representing an increase of $4,382,000 or 27.2% over 1994. The gross margin rate of 11.4% of revenues, however, remained unchanged from 1994 due to a slight increase in direct payroll costs, offset by decreases in payroll taxes and benefits, workers' compensation and safety incentive expenses, as a percent of revenues.

         Workers' compensation expense was lower in terms of total dollars and, more importantly, as a percent of total payroll dollars in the second half of 1995 compared to the prior year, as a result of actions taken by management in early 1995 to enhance the Company's monitoring of safe-work practices and to terminate its co-employer relationship with client companies that did not conform to Barrett's business philosophies and operating standards. Concurrent with the improved expense level and percentage of workers' compensation expense, expressed as a percent of total payroll, the Company increased its IBNR reserve for future adverse claim development and claims incurred but not reported from 37.0% of "at risk claims" at December 31, 1994, to 41.0% at December 31, 1995.

         Selling, general and administrative expenses (excluding the amortization of intangibles) amounted to $13,657,000 or 7.6% of revenues for 1995, as compared to $10,302,000 or 7.3% of revenues for 1994. The increase for 1995 was primarily due to additional branch office staff added to support the increased business activity and additional workers' compensation loss control branch personnel to enhance the administration of the Company's self-insured workers' compensation program.

         Amortization of intangibles totaled $564,000 or .3% of revenues for 1995 which compares to $430,000 or .3% of revenues for 1994. The increase in amortization in 1995 was attributable to the two acquisitions made during the year.

Fluctuations in Quarterly Operating Results

         The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims experience for workers' compensation, demand and competition for the Company's services, and the effect of acquisitions. The Company's revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality in its staffing services business and on certain of its PEO clients in the agriculture and forest products-related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs but may tend to represent a smaller percentage of revenues later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter, as well as adverse loss development of prior period claims during the current quarter.

Liquidity and Capital Resources

         The Company's net cash position of $1,901,000 at December 31, 1996 decreased $1,317,000 from year-end 1995. The decrease was primarily due to cash used to acquire five staffing and PEO businesses and funds used for net purchases of restricted marketable securities, offset in part by cash provided by operating activities.

         Net cash provided by operating activities for 1996 amounted to $2,208,000 as compared to $2,496,000 for 1995. For 1996, the cash flow generated by net income and increases in accrued payroll and related benefits was offset in part by a $5,834,000 increase in accounts receivable. The increase in 1996 year-end accounts receivable over 1995 was the result of higher sales levels, the acquisition of five staffing and PEO businesses and an increase in the number of days' sales in receivables from 28 days in 1995 to 29 days at December 31, 1996.

         Net cash used by investing activities totaled $3,603,000 for 1996, which compares to $2,011,000 for 1995. During 1996, the Company paid $1,519,000 in cash in connection with five acquisitions and had net purchases of $1,026,000 of restricted marketable securities to satisfy various state and federal self-insured workers' compensation surety deposit requirements. During 1995, the Company paid $1,199,000 in cash in connection with two acquisitions and purchased $443,000 in marketable securities. Capital expenditures for 1996, consisting principally of office equipment and software, totaled $1,058,000. The Company presently has no material long-term capital commitments.

         Net cash provided by financing activities for 1996 totaled $78,000 which compares to $519,000 for 1995. The principal source of cash provided by financing activities in 1996 arose from the exercise of employee incentive stock options. During 1995, warrants were exercised by underwriters to purchase 110,000 shares of the Company's Common Stock at $4.20 per share. Such warrants were received by the Company's underwriters in connection with its June, 1993 initial public offering of Common Stock. As of the date of this filing, an underwriter continues to hold warrants to purchase 90,000 shares of Common Stock at $4.20 per share. The unexercised warrants expire on June 10, 1998.

         The Company has an unsecured $4.0 million revolving credit facility of which there was no outstanding balance at December 31, 1996. See Note 7 of the Notes to Financial Statements. Management believes that the credit facility and other potential sources of financing, together with anticipated funds generated from operations, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

Inflation

         Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)      The  following  audited   financial   statements  of  Barrett  Business
         Services, Inc., and related documents are set forth herein on the pages indicated:

                                                                                                                      Page

Report of Independent Accountants..................................................................................    29

Balance Sheets at December 31, 1996 and 1995.......................................................................    30

Statements of Operations for the years ended
  December 31, 1996, 1995, and 1994................................................................................    31

Statements of Redeemable Common Stock and Nonredeemable
  Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994.......................................    32

Statements of Cash Flows for the years ended
  December 31, 1996, 1995, and 1994 ...............................................................................    33

Notes to Financial Statements .....................................................................................    34


         Other financial statement schedules are omitted because they are not applicable or not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS


February 4, 1997


To the Stockholders and Board of Directors of Barrett Business Services, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of redeemable common stock and nonredeemable stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Barrett Business Services, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

Portland, Oregon

                         BARRETT BUSINESS SERVICES, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                             DECEMBER 31,
                                                                                          1996           1995
                                                                                      -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $     1,901    $     3,218
   Trade accounts receivable, net                                                          19,057         13,151
   Note receivable (Note 2)                                                                   324              -
   Prepaid expenses and other                                                                 914            478
   Deferred tax assets (Note 12)                                                            1,279            937
                                                                                      -----------    -----------
      Total current assets                                                                 23,475         17,784
Intangibles, net (Note 4)                                                                  10,226          6,452
Property and equipment, net (Notes 5 and 8)                                                 3,111          2,261
Restricted marketable securities and workers'
  compensation deposits (Note 6)                                                            5,707          4,681
Other assets                                                                                  127             95
                                                                                      -----------    -----------

                                                                                      $    42,646    $    31,273
                                                                                      ===========    ===========

LIABILITIES, REDEEMABLE COMMON STOCK AND
NONREDEEMABLE STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Notes 8 and 11)                                 $        36    $        33
   Accounts payable                                                                           667            378
   Accrued payroll, payroll taxes and related benefits                                      7,960          5,797
   Accrued workers' compensation claim liabilities (Note 6)                                 2,240          2,383
   Customer safety incentives payable                                                       1,015            776
                                                                                      -----------    -----------
      Total current liabilities                                                            11,918          9,367

Long-term debt, net of current portion (Notes 8 and 11)                                       838            875
Customer deposits                                                                             890            675
Long-term workers' compensation liabilities (Note 6)                                          613            322
                                                                                      -----------    -----------
                                                                                           14,259         11,239
Commitments and contingencies (Notes 9, 10 and 15)

Redeemable common stock, $.01 par value; 159 shares issued and
  outstanding at December 31, 1996 (Note 13)                                                2,825              -
                                                                                      -----------    -----------

Nonredeemable stockholders' equity:
   Common stock, $.01 par value; 20,500 shares authorized,
     6,625 and 6,551 shares issued and outstanding (Notes 13 and 14)                           66             66
   Additional paid-in capital                                                              10,929         10,437
   Retained earnings                                                                       14,567          9,531
                                                                                      -----------    -----------
                                                                                           25,562         20,034

                                                                                      $    42,646    $    31,273
                                                                                      ===========    ===========

                    The  accompanying  notes  are  an  integral  part  of  these financial statements.


                         BARRETT BUSINESS SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                 YEAR ENDED DECEMBER 31,
                                                                          1996            1995           1994
                                                                       -----------    -----------    --------
Revenues:
   Staffing services                                                   $   113,539    $    99,233    $    71,148
   Professional employer services                                          102,277         80,572         69,404
                                                                       -----------    -----------    -----------
                                                                           215,816        179,805        140,552
                                                                       -----------    -----------    -----------

Cost of revenues:
   Direct payroll costs                                                    164,180        136,174        105,515
   Payroll taxes and benefits                                               19,913         16,088         12,758
   Workers' compensation (Note 6)                                            5,938          6,073          5,069
   Safety incentives                                                         1,532            981          1,103
                                                                       -----------    -----------    -----------
                                                                           191,563        159,316        124,445
                                                                       -----------    -----------    -----------

Gross margin                                                                24,253         20,489         16,107

Selling, general and administrative expenses                                16,034         13,657         10,302
Amortization of intangibles (Note 4)                                           820            564            430
                                                                       -----------    -----------    -----------
Income from operations                                                       7,399          6,268          5,375
                                                                       -----------    -----------    -----------

Other (expense) income:
   Interest expense                                                            (82)           (75)          (106)
   Interest income                                                             534            400            224
   Other, net                                                                    -             32             78
                                                                       -----------    -----------    -----------
                                                                               452            357            196
                                                                       -----------    -----------    -----------

Income before provision for income taxes                                     7,851          6,625          5,571

Provision for income taxes (Note 12)                                         2,815          2,507          2,105
                                                                       -----------    -----------    -----------

Net income                                                             $     5,036     $    4,118     $    3,466
                                                                       ===========     ==========     ==========


Net income per share                                                   $       .73    $       .62    $       .53
                                                                       ===========    ===========    ===========


Weighted average number of shares outstanding                                6,935          6,680          6,591
                                                                       ===========    ===========    ===========

                    The  accompanying  notes  are  an  integral  part  of  these financial statements.


                         BARRETT BUSINESS SERVICES, INC.
                    STATEMENTS OF REDEEMABLE COMMON STOCK AND
                       NONREDEEMABLE STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                              NONREDEEMABLE STOCKHOLDERS' EQUITY
                                                                --------------------------------------------------------------
                                              REDEEMABLE                                  ADDITIONAL
                                             COMMON STOCK          COMMON STOCK           PAID-IN       RETAINED
                                         SHARES     AMOUNT      SHARES      AMOUNT        CAPITAL       EARNINGS       TOTAL
                                         ------     ------      ------      ------        -------       --------     ---------
Balance, December 31, 1993                   -     $     -       3,152    $     32     $    8,469       $  1,979    $   10,480

Common stock issued for acquisitions                                29                        468                          468
Common stock issued on exercise
  of options                                                        22                         41                           41
Net income                                                                                                 3,466         3,466
Reclassification of retained earnings
  for stock split                            -                               3,164             32                          (32)
                                        ------     --------      ------    -------      ---------        -------      --------
-
Balance, December 31, 1994                   -            -      6,367          64          8,978          5,413        14,455

Common stock issued for acquisitions                                67           1            910                          911
Common stock issued on exercise
  of options and warrants                                          124           1            549                          550
Net income                                                                                                 4,118         4,118
Contribution of common stock
  (Note 11)                                                         (7)                                                      -
                                        ------     --------      ------    -------      ---------        -------      --------
Balance, December 31, 1995                   -            -       6,551         66         10,437          9,531        20,034

Common stock issued for acquisitions       159        2,825          20                       380                          380
Common stock issued on exercise
  of options, net                                                    54                       112                          112
Net income                                                                                                 5,036         5,036
                                        ------     --------      ------    -------      ---------        -------      --------

Balance, December 31, 1996                 159     $  2,825       6,625    $    66      $  10,929       $ 14,567     $  25,562
                                        ======     ========       =====    =======      =========       ========     =========

                    The  accompanying  notes  are  an  integral  part  of  these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 YEAR ENDED DECEMBER 31,
                                                                          1996            1995           1994
                                                                       -----------    -----------    -----------
Cash flows from operating activities:
   Net income   $                                                            5,036     $    4,118     $    3,466
   Reconciliation of net income to net cash provided by
     operating activities:
      Depreciation and amortization                                          1,126            812            637
      Gain on sales of marketable securities                                     -            (42)             -
      Deferred taxes                                                          (342)           (23)           (20)
      Changes in certain  assets and  liabilities,
        net of amounts  purchased in acquisitions:
        Trade accounts receivable, net                                      (5,834)        (3,520)        (4,677)
        Prepaid expenses and other                                            (436)           121           (454)
        Income taxes payable                                                     -              -            (79)
        Accounts payable                                                       289            160            127
        Accrued payroll, payroll taxes and related benefits                  2,163            740          1,834
        Accrued workers' compensation claim liabilities                        148            183             88
        Customer safety incentives payable                                     239            (29)           278
        Customer deposits, other liabilities and other assets, net            (181)           (24)           115
                                                                       -----------    -----------    -----------
Net cash provided by operating activities                                    2,208          2,496          1,315
                                                                       -----------    -----------    -----------

Cash flows from investing activities:
   Cash paid for acquisitions, including other direct costs                 (1,519)        (1,199)        (4,870)
   Purchases of fixed assets, net of amounts purchased
     in acquisitions                                                        (1,058)          (369)          (175)
   Proceeds from sales of marketable securities                              7,025          1,862          8,619
   Purchases of marketable securities                                       (8,051)        (2,305)        (3,713)
                                                                       -----------    -----------    -----------
Net cash used by investing activities                                       (3,603)        (2,011)          (139)
                                                                       -----------    -----------    -----------

Cash flows from financing activities:
   Payments on long-term debt                                                  (34)           (31)          (130)
   Proceeds from the exercise of stock options and warrants                    112            550             41
                                                                       -----------    -----------    -----------
Net cash provided (used) by financing activities                                78            519            (89)
                                                                       -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents                        (1,317)         1,004          1,087

Cash and cash equivalents, beginning of year                                 3,218          2,214          1,127
                                                                       -----------    -----------    -----------

Cash and cash equivalents, end of year                                 $     1,901    $     3,218    $     2,214
                                                                       ===========    ===========    ===========

Supplemental schedule of noncash activities:
   Acquisition of other businesses:
      Cost of acquisitions in excess of fair market value of
        net assets acquired                                            $     4,337    $     2,080    $     5,205
      Tangible assets acquired                                                 494             30            133
      Liabilities assumed                                                      107              -              -
Common stock issued in connection with acquisitions                          3,205            911            468

                    The  accompanying  notes  are  an  integral  part  of  these financial statements.

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS
     Barrett Business Services, Inc. ("Barrett" or "the Company"), a Maryland corporation, is engaged in providing staffing and professional employer organization ("PEO") services to a diversified group of customers through a network of branch offices throughout Oregon, Washington, Idaho, California, Arizona, Maryland, and Delaware. Approximately 66%, 68%, and 78%, respectively, of the Company's revenues during 1996, 1995, and 1994 were attributable to its Oregon operations.

     REVENUE RECOGNITION
     The Company recognizes revenue as the services are rendered by its work force. Staffing services are engaged by customers to meet short-term fluctuations in personnel needs. Professional employer services are normally used by organizations to satisfy ongoing personnel needs and typically involve contracts with an indefinite term, until notice of termination is given by either party, which cover all employees at a particular work site.

     CASH AND CASH EQUIVALENTS
     The Company considers nonrestricted short-term investments which are highly liquid, readily convertible into cash, and have original maturities of less than three months to be cash equivalents for purposes of the statements of cash flows.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS
     The Company had an allowance for doubtful accounts of $25,000 at December 31, 1996 and 1995.

     MARKETABLE SECURITIES
     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective December 31, 1994. At December 31, 1996 and 1995, marketable securities consisted primarily of governmental debt instruments with maturities generally from 90 days to 30 years (see Note 6). Marketable equity and debt securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of marketable securities are included in other (expense) income on the Company's statements of operations.

     INTANGIBLES
     Intangible assets consist primarily of identifiable intangible assets acquired and the cost of acquisition in excess of the fair value of net assets acquired ("goodwill"). Intangible assets acquired are recorded at their estimated fair value at the acquisition date.

     The Company uses a 15-year estimate as the useful life of goodwill. This life is based on an analysis of industry practice and the factors influencing the acquisition decision. Other intangible assets are amortized on the straight-line method over their estimated useful lives, ranging from 2 to 15 years. (See Note 4.)

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INTANGIBLES (CONTINUED)
     The Company reviews for asset impairment at the end of each quarter or more frequently when events or changes in circumstances indicate that the carrying amount of intangible assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from the intangible assets. If the estimated net cash flows are less than the carrying amount of the intangible asset, the Company recognizes an impairment loss in an amount necessary to write down the intangible asset to a fair value as determined from expected future discounted cash flows. No write-down for impairment loss was recorded for the years ended December 31, 1996, 1995, and 1994.

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

     COMMON STOCK SPLIT AND CHANGE IN AUTHORIZED SHARES
     On April 20, 1994, the Company's board of directors approved a 2-for-1 stock split in the form of a stock dividend, paid May 23, 1994, to holders of record of its common stock at the close of business on May 2, 1994 (the "Record Date"), at the rate of one new share for each share outstanding on the Record Date.

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

     Interest paid during 1996, 1995, and 1994 did not materially differ from interest expense.

     Income taxes paid by the Company in 1996 and 1995 totaled $2,939,900 and $2,510,700, respectively.

     NET INCOME PER SHARE
     Net income per share for the years ended December 31, 1996, 1995, and 1994 is computed based on the weighted average number of common stock and common stock equivalents outstanding during the periods. Outstanding stock options and warrants, net of assumed buy-back, are considered common stock equivalents.

     RECLASSIFICATIONS
     Certain prior year amounts have been reclassified to conform with the 1996 presentation. Such reclassifications had no impact on net income or stockholders' equity.

     ACCOUNTING ESTIMATES
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from those estimates.


2.   ACQUISITIONS

     PERSONNEL MANAGEMENT & CONSULTING, INC.
     On February 27, 1994, the Company purchased substantially all of the assets of Personnel Management & Consulting, Inc., a company engaged in the temporary staffing business in Maryland and Delaware. Of the $270,000 purchase price, the Company paid $42,000 in cash and issued 12,000 shares of its common stock with a then-fair market value of $228,000. The acquisition was accounted for under the purchase method of accounting, which resulted in approximately $241,000 of intangible assets and $29,000 of fixed assets.

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



2.   ACQUISITIONS (CONTINUED)

     GOLDEN WEST TEMPORARY SERVICES
     On March 7, 1994, the Company purchased certain assets of Golden West Temporary Services ("Golden West"), a company in the temporary staffing business with four offices in northern California. The cash purchase price of $4,514,000 was paid by liquidating a portion of the Company's short-term marketable securities. The Company accounted for the acquisition under the purchase method of accounting, which resulted in approximately $4,425,000 of intangible assets and $89,000 of fixed assets.

     CONSTRUCTION WORKFORCE
     On December 26, 1994, the Company purchased certain assets of Max Johnson Enterprises, Inc., operating as Construction Workforce, a company located in Spokane, Washington, which specializes in providing highly skilled temporary craftsmen to the commercial construction industry. Of the $300,000 purchase price, the Company paid $60,000 in cash and issued 17,142 shares of its common stock with a then-fair market value of $240,000. The acquisition was accounted for under the purchase method of accounting, which resulted in $285,000 of intangible assets and $15,000 of fixed assets.

     ADVANCED TEMPORARY SYSTEMS, INC.
     On December 29, 1994, the Company purchased, for $51,000 in cash, certain assets of Advanced Temporary Systems, Inc., a company engaged in the temporary staffing business in Kent, Washington. The Company accounted for the acquisition under the purchase method of accounting, which resulted in $51,000 of intangible assets.

     MID-DEL EMPLOYMENT SERVICE, INC.; SUSSEX EMPLOYMENT SERVICES, INC.; PPI (PRESTIGE PERSONNEL) -SALISBURY, INC.; AND DEL-MAR-VA NURSES-ON-CALL INC. On July 17, 1995, the Company purchased certain assets of Mid-Del Employment Service, Inc.; Sussex Employment Services, Inc.; PPI (Prestige Personnel) - Salisbury, Inc.; and Del-Mar-Va Nurses-On-Call Inc. (collectively, "the Maryland and Delaware companies"). These companies are engaged in the temporary staffing business in eastern Maryland and Delaware. The all-cash purchase price of $969,000 (inclusive of acquisition-related costs of $19,000) was accounted for under the purchase method of accounting, which resulted in $944,000 of intangible assets and $25,000 of fixed assets.

     STREGE & ASSOCIATES, INC.
     Effective December 11, 1995, the Company purchased certain assets of Strege & Associates, Inc., a company specializing in providing highly skilled tradesmen to various industries for maintenance and supplemental labor purposes in Portland, Oregon. Of the $1,141,000 purchase price (inclusive of acquisition-related costs of $4,000), the Company paid $230,000 in cash and issued 67,443 shares of its common stock with a then-fair market value of $911,000. The acquisition was accounted for under the purchase method of accounting, which resulted in $1,136,000 of intangible assets and $5,000 of fixed assets.

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



2.   ACQUISITIONS (CONTINUED)

     STAFFAMERICA, INC.
     On April 1, 1996, the Company acquired certain assets and the business of StaffAmerica, Inc., pursuant to a Plan and Agreement of Reorganization. StaffAmerica provides both temporary staffing and PEO services through its two offices located in Santa Barbara and Oxnard, California. In 1995,
     StaffAmerica had revenues of approximately $6.7 million. In exchange for the StaffAmerica assets and business operations, the Company issued 157,464 shares of its common stock valued at $2,795,000, assumed a StaffAmerica liability of $50,000 for customer deposits, issued to each of the two owners of StaffAmerica 845 shares of Company common stock for their covenants not to compete, and incurred $102,000 in acquisition-related costs. The acquisition was accounted for under the purchase method of accounting, which resulted in $2,597,000 of intangible assets, a promissory note receivable of $324,000 from the seller, and $56,000 in fixed assets. The $324,000 promissory note is due and payable no later than March 31, 1997.

     The Plan and Agreement of Reorganization between StaffAmerica and the Company allows StaffAmerica and the former owners to require the Company to repurchase the shares issued to them in the acquisition. There are certain conditions and restrictions imposed on StaffAmerica and the former owners with regard to the Company's obligation to repurchase its stock. The Company's obligation to repurchase such shares commenced on May 1, 1996 and expires on March 31, 1997. Upon redemption, and to the extent the note receivable from the seller remains outstanding, the price per share shall be the lower of $17.75 per share or the then-fair market value of the common stock. If the note receivable has been fully retired, then the price per share of the common stock for redemption purposes shall be $17.75. The total 159,154 shares of common stock is shown as redeemable common stock in the accompanying balance sheet at its recorded value of $2,825,000.

     JOBWORKS AGENCY, INC.
     On April 8, 1996, the Company acquired certain assets and the business of JobWorks Agency, Inc. (JobWorks) by way of a Plan and Agreement of Reorganization. JobWorks provides both temporary staffing and PEO services through its two offices located in Hood River and The Dalles, Oregon. JobWorks had revenues of approximately $1.2 million (unaudited) in 1995. The Company issued 20,446 shares of its common stock with a then-fair value of $380,000 for the assets and business of JobWorks, assumed a customer deposit liability of $2,000, and incurred $14,000 in acquisition-related costs. The Company paid $20,000 in cash for the selling shareholder's agreement of noncompetition. The acquisition was accounted for under the purchase method of accounting, which resulted in $324,000 of intangible assets, $72,000 in accounts receivable, and $20,000 in fixed assets.

     CASCADE TECHNICAL STAFFING
     Effective August 26, 1996, the Company acquired certain assets of Cascade Technical Staffing (Cascade). Cascade provides technical and light industrial staffing services primarily in the electronics industry through its Beaverton, Oregon office. Cascade had revenues of approximately $3.5 million (unaudited) in 1995. The Company paid $550,000 in cash for the assets and incurred $6,000 in acquisition-related costs. The acquisition was accounted for under the purchase method of accounting, which resulted in $536,000 of intangible assets and $20,000 of fixed assets.

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



2.   ACQUISITIONS (CONTINUED)

     CALIFORNIA EMPLOYER SERVICES, INC.
     Effective November 4, 1996, the Company acquired the PEO division of California Employer Services, Inc. (CES), an Orange County, California staffing services company. The CES division had revenues of approximately $10.5 million (unaudited) for the fiscal year ended September 30, 1996. The Company paid $624,000 in cash for the division, assumed a customer deposit liability of $36,000, and incurred $25,000 in acquisition-related costs. The transaction was accounted for under the purchase method of accounting, which resulted in $685,000 of intangible assets.

     PROFESSIONAL PERSONNEL, INC.
     Effective November 25, 1996, the Company acquired certain assets of Professional Personnel, Inc. (PPI), a provider of PEO services located in Downey, California. PPI had revenues of approximately $2.4 million (unaudited) for the year ended September 30, 1996. The Company paid $176,000 in cash for the division, assumed a customer deposit liability of $19,000, and incurred $2,000 in acquisition-related costs. The transaction was accounted for under the purchase method of accounting, which resulted in $195,000 of intangible assets and $2,000 of fixed assets.

     PRO FORMA RESULTS OF OPERATIONS  (UNAUDITED)
     The operating results of each of the above acquisitions are included in the Company's results of operations from the respective date of acquisition. The following unaudited pro forma summary presents the combined results of operations as if the Maryland and Delaware companies, Strege & Associates, StaffAmerica, Cascade Technical Staffing, and CES acquisitions had occurred at the beginning of 1995, after giving effect to certain adjustments for the amortization of intangible assets, taxation and cost of capital. The other acquisitions made since January 1, 1995 are not included in the pro forma information as their effect is not material.

                                                  Year ended December 31,
                                                    1996           1995
                                                -----------    -----------
                                                   (in thousands, except
                                                    per share amounts)
         Revenue                                $   229,877   $    204,426
                                                ===========   ============

         Net income                             $     5,248    $     4,631
                                                ===========    ===========
         Net income per share                   $       .75    $       .67
                                                ===========    ===========


     The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



3.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     All of the Company's significant financial instruments are recognized in its balance sheet. Carrying values approximate fair market value of most financial assets and liabilities. The fair market value of certain financial instruments was estimated as follows:

     - Marketable securities - Marketable securities primarily consist of U.S. Treasury bills and municipal bonds. The interest rates on the Company's marketable security investments approximate current market rates for these types of investments; therefore, the recorded value of the marketable securities approximates fair market value.

     - Long-term debt - The interest rates on the Company's long-term debt approximate current market rates, based upon similar obligations with like maturities; therefore, the recorded value of long-term debt approximates the fair market value.

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments, marketable securities, and trade accounts receivables. The Company restricts investment of temporary cash investments and marketable securities to financial institutions with high credit ratings and to investments in governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. At December 31, 1996, the Company had significant concentrations of credit risk as follows:

     - Marketable securities - $2,170,000 of marketable securities at December 31, 1996 consisted of Oregon State Housing & Community Service Bonds.

     - Trade receivables - $2,426,000 of trade receivables were with two customers at December 31, 1996 (13% of trade receivables outstanding at December 31, 1996).


4.   INTANGIBLES

     Intangibles consist of the following (in thousands):

                                                           December 31,
                                                        1996           1995
                                                    -----------    -----------
         Covenants not to compete                   $     2,049    $     1,614
         Goodwill                                        10,985          6,826
         Customer lists                                     358            358
                                                    -----------    -----------
                                                         13,392          8,798

         Less accumulated amortization                    3,166          2,346
                                                    -----------    -----------

                                                    $    10,226    $     6,452
                                                    ===========    ===========

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                       December 31,
                                                    1996           1995
                                                -----------    -----------
         Office furniture and fixtures          $     3,037    $     1,908
         Buildings                                    1,183          1,175
         Vehicles                                        60             41
                                                -----------    -----------

                                                      4,280          3,124
         Less accumulated depreciation                1,477          1,171
                                                -----------    -----------
                                                      2,803          1,953
         Land                                           308            308
                                                -----------    -----------
                                                $     3,111    $     2,261
                                                ===========    ===========


6.   ACCRUED WORKERS' COMPENSATION CLAIM LIABILITIES

     In August 1987, the Company became a self-insured employer with respect to workers' compensation coverage for all its employees working or living in Oregon. The Company also became a self-insured employer for workers' compensation coverage in the states of Maryland effective November 1993, Washington effective July 1994, Delaware effective January 1995, and
     California effective March 1995. Effective May 1995, the Company also became self-insured for workers' compensation purposes by the United States Department of Labor for longshore and harbor ("USL&H") workers' coverage.

     The Company has provided $2,853,000 and $2,705,000 at December 31, 1996 and 1995, respectively, as an estimated liability for unsettled workers' compensation claims. This estimated liability represents management's best estimate which includes, in part, an evaluation of information provided by the Company's third-party administrators and its independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates, and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operations as they become known. The Company believes that the difference between amounts recorded at December 31, 1996 for its estimated liability and the possible range of costs of settling related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to results of operations.

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



6.   ACCRUED WORKERS' COMPENSATION CLAIM LIABILITIES (CONTINUED)

     The United States Department of Labor and the States of Oregon, Maryland, Washington, and California require the Company to maintain specified investment balances or other financial instruments, totaling $7,151,000 at December 31, 1996 and $5,974,000 at December 31, 1995, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 1996 and 1995, the Company has provided a letter of credit in the amount of $1,572,000 and a $300,000 surety bond guaranteed by an irrevocable standby letter of credit. The investments are included in restricted marketable securities and workers' compensation deposits in the accompanying balance sheets.

     Liabilities incurred for work-related employee fatalities are recorded either at an agreed lump-sum settlement amount or the net present value of future fixed and determinable payments over the actuarially determined remaining life of the beneficiary, discounted at a rate that approximates a long-term, high-quality corporate bond rate. The Company has obtained excess workers' compensation insurance to limit its self-insurance exposure to $350,000 per occurrence in all states, except for $300,000 in Maryland and $500,000 per occurrence for USL&H exposure. The excess insurance provides unlimited coverage above the aforementioned exposures. At December 31, 1996, the Company has recorded $613,000 for work-related catastrophic injuries and fatalities in long-term workers' compensation liabilities in the accompanying balance sheets.

     The workers' compensation expense in the accompanying statements of operations consists of $5,799,000, $5,802,000, and $4,254,000 for self-insurance expense for 1996, 1995, and 1994, respectively. Premiums in the insured states were $139,000, $271,000, and $815,000 for 1996, 1995, and 1994, respectively.


7.   CREDIT FACILITY

     On August 12, 1993, the Company entered into a loan agreement ("the Agreement") with a major bank, which provides for (a) an unsecured revolving credit facility for working capital purposes and (b) a term real estate loan (see Note 8). The Agreement, as amended, expires on May 30, 1997 and currently permits total borrowings of up to $4,000,000 under the revolving credit facility. The interest rates available on outstanding balances under the revolving credit facility include Prime Rate, Federal Funds Rate plus 1.75%, or Adjusted Eurodollar Rate plus 1.25%. Under the amended loan agreement, the Company is required to maintain a zero outstanding balance against the revolving credit facility for a minimum of 60 consecutive days during each year. The Company is also prohibited from pledging any of its assets other than existing mortgages on its real property.

     There were no borrowings on the revolving credit facility during 1996 and 1995. During the year ended December 31, 1994, the maximum balance outstanding under the revolving credit facility was $1,500,069, the average balance outstanding was $165,000, and the weighted average interest rate during the period was 6.9%. The weighted average interest rate during 1994 was calculated using daily weighted averages.

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



8.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                             December 31,
                                                                                          1996           1995
                                                                                      -----------    -----------
                                                                                            (in thousands)
         Mortgage  note  payable in monthly  installments  of $2,784,  including interest at 11% per annum through 1998,  with a principal  payment of
           $269,485 due in 1998, secured by land and building                         $       276    $       279


         Mortgage  note  payable in monthly  installments  of $6,730,  including interest at 8.15% per annum through 2003, with a principal payment of
           $366,900 due in 2003, secured by land and building (Note 7)                        598            629
                                                                                      -----------    -----------
                                                                                              874            908

         Less portion due within one year                                                      36             33
                                                                                      -----------    -----------

                                                                                      $       838    $       875
                                                                                      ===========    ===========

     Maturities on long-term debt are summarized as follows at December 31, 1996 (in thousands):

         Year ending
         December 31,
              1997                                $    36
              1998                                    309
              1999                                     39
              2000                                     42
              2001                                     45
              Thereafter                              403
                                                  -------

                                                  $   874
                                                  =======
9.   SAVINGS PLAN

     On April 1, 1990, the Company established a Section 401(k) employee savings plan for the benefit of its eligible employees. All employees 21 years of age or older, except those covered under a co-employer (PEO) contract, become eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive 12-month period following the initial date of employment. Employees covered under a co-employer (PEO) contract are eligible to participate in the savings plan beginning with their respective dates of employment. The determination of Company contributions to the plan, if any, is subject to the sole discretion of the Company. Participants' interests in Company contributions to the plan vest over a seven-year period. Company contributions to the plan were $134,000, $142,000, and $103,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



9.   SAVINGS PLAN (CONTINUED)

     Recent  attention  has been placed by the Internal  Revenue  Service  ("the
     IRS") and the PEO industry on IRC Section 401(k) plans sponsored by PEO companies. As such, the tax-exempt status of the Company's plan is subject to continuing scrutiny and approval by the IRS and to the Company's ability to support to the IRS the Company's employer-employee relationship with leased employees. In the event the tax-exempt status were to be discontinued and the plan were to be disqualified, the operations of the Company could be adversely affected. The Company has not recorded any provision for this potential contingency, as the Company and its legal counsel cannot presently estimate either the likelihood of disqualification nor the resulting range of loss, if any.


10.  COMMITMENTS

     LEASE COMMITMENTS
     The Company leases its branch offices under operating lease agreements which require minimum annual payments as follows (in thousands):

         Year ending
         December 31,
              1997                                       $     806
              1998                                             591
              1999                                             428
              2000                                             201
              2001                                             179
                                                         ---------

              Total minimum payments                     $   2,205
                                                         =========

     Rent expense for the years ended December 31, 1996, 1995, and 1994 was approximately $799,000, $607,000, and $423,000, respectively.

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



11.  RELATED PARTY TRANSACTIONS

         During 1996, 1995, and 1994, the Company recorded revenues of $4,086,000, $3,753,000, and $3,261,000, respectively, and cost of revenues of $3,768,000,  $3,408,000, and $2,958,000,  respectively, for providing services to a company of which a director of the Company is president and majority stockholder. At December 31, 1996 and 1995, Barrett had trade receivables from this company of $126,000 and $160,000, respectively.

         During 1994, the Company recorded revenues of $119,000 and cost of revenues of $110,000 for providing professional employer services to a company owned by Barrett's President and Chief Executive Officer.

         At December 31, 1993, the President and Chief Executive Officer of the Company, pursuant to the approval of a majority of the disinterested outside directors, agreed to personally guarantee, at no cost to the Company, the repayment of a $111,000 receivable from an unrelated, insolvent customer. During 1995, pursuant to this agreement, the Company exercised its right to the personal guarantee provided by the Company's Chief Executive Officer. Accordingly, the Chief Executive Officer surrendered to the Company 7,400 shares of common stock of the Company with a then-fair market value of $111,000 or $15.00 per share, in satisfaction of the guarantee. The Company subsequently retired the shares, and the par value of the shares was reclassified to additional paid-in capital. The uncollectible account was included in the Company's provisions for doubtful accounts during 1993 and 1994.

         Through June 1995, a director of the Company was Vice Chairman of the board of directors of the bank that provides the Company's unsecured revolving credit facility and certain mortgage financing. See Notes 7 and 8.


12.  INCOME TAXES

         The provisions for income taxes are as follows (in thousands):
                                          Year ended December 31,
                                   1996            1995           1994
                                -----------    -----------    -----------
         Current:
              Federal           $     2,681    $     2,067    $     1,750
              State                     476            463            375
                                -----------    -----------    -----------
                                      3,157          2,530          2,125
                                -----------    -----------    -----------
         Deferred:
              Federal                  (283)           (19)           (17)
              State                     (59)            (4)            (3)
                                -----------    -----------    -----------
                                       (342)           (23)           (20)
                                ------------   -----------    -----------
         Total provision        $     2,815    $     2,507    $     2,105
                                ===========    ===========    ===========

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



12.  INCOME TAXES (CONTINUED)

         Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                                                             December 31,
                                                                                          1996           1995
                                                                                      -----------    -----------
         Accrued workers' compensation claim liabilities                              $     1,113    $     1,053
         Allowance for doubtful accounts                                                       10             10
         Tax depreciation in excess of book depreciation                                     (154)          (126)
         Safety incentives                                                                    281
         Amortization of intangibles                                                           29
                                                                                      -----------    -----------
                                                                                      $     1,279    $       937
                                                                                      ===========    ===========

         The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

                                                                                 Year eded December 31,
                                                                          1996            1995           1994
                                                                       -----------    -----------    -----------
         Statutory federal tax rate                                        34.0%           34.0%          34.0%
         State taxes, net of federal benefit                                3.5             4.6            4.4
         Nondeductible amortization of intangibles                           .1              .1             .2
         Federal tax-exempt interest income                                (1.4)           (1.3)          (1.1)
         Other, net                                                         (.3)             .6             .3
                                                                       --------       ---------      ---------
                                                                           35.9%           38.0%          37.8%
                                                                       ========       =========      =========

         During 1996, the Company recognized a State of Oregon surplus tax refund of approximately $145,000 related to tax years 1993 through 1995.


13.  REDEEMABLE COMMON STOCK AND NONREDEEMABLE STOCKHOLDERS' EQUITY

         REDEEMABLE COMMON STOCK
         As part of the 1996 acquisition of StaffAmerica discussed in Note 2, the Company granted "put rights" to certain shareholders that may require the Company to redeem 159,154 shares of its common stock at a maximum redemption price of $17.75 per share subject to certain contingencies as described in Note 2. If all shareholders with such "put rights" exercise their options, the Company would be required to repurchase the above shares of common stock at a maximum amount of $2,825,000. The redemption period began April 1, 1996 and continues through March 31, 1997. If such shareholders do not place a redemption request during the redemption period, the "put right" will expire on the stated expiration date.

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



13.  REDEEMABLE COMMON STOCK AND NONREDEEMABLE STOCKHOLDERS' EQUITY (CONTINUED)

         The shares of common stock subject to the "put rights" are presented in the accompanying balance sheets as redeemable common stock. Such shares have been recorded at their fair market value as of the dates of acquisition. Such fair market value equals the maximum redemption amount.

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


14.  STOCK INCENTIVE PLAN

         As of March 1, 1993, the Company adopted the 1993 Stock Incentive Plan ("the Plan") which provides for stock-based awards to the Company's employees, non-employee directors, and outside consultants or advisers. As of April 20, 1994, the Company increased the number of shares of common stock reserved for issuance under the Plan from 500,000 to 800,000.

         Options granted under the Plan generally become exercisable in four equal annual installments beginning one year after the date of grant, and expire ten years after the date of grant. Under the terms of the Plan, the exercise price of the options must not be less than the fair market value of the Company's stock on the date of grant. The number of options and the price per share have been restated to reflect the 2-for-1 stock split effective May 23, 1994.

         In connection with the initial public offering, the Company issued 200,000 warrants to its underwriters and related parties for the purchase of shares of the Company's common stock exercisable in whole at any time or in part from time to time commencing June 11, 1994 at $4.20 per share, after giving effect to the 2-for-1 stock split. A total of 110,000 warrants were exercised in January 1995 for proceeds of $462,000. The remaining unexercised warrants expire on June 10, 1998.

         A summary of the status of the options granted under the Plan at December 31, 1996, 1995, and 1994, together with changes during the period then ended, are presented below. The numbers of options exercisable at December 31, 1996, 1995, and 1994 were 126,500, 94,375, and 10,450, respectively.

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



14.  STOCK INCENTIVE PLAN (CONTINUED)

                                                                                  Weighted
                                                                                   average
                                                                                  exercise
                                                                  Options           price
                                                                -----------       ----------
        Outstanding at December 31, 1993                            160,500     $       3.50
        Options granted at market price                             233,500             9.67
        Options exercised                                           (22,175)            3.50
        Options canceled or expired                                 (65,250)            7.45
                                                                -----------

        Outstanding at December 31, 1994                            306,575             7.36
        Options granted at market price                             151,500            14.31
        Options granted above market price                           70,000            16.36
        Options exercised                                           (13,950)            6.19
        Options canceled or expired                                 (17,500)            7.52
                                                                -----------

        Outstanding at December 31, 1995                            496,625            10.78
        Options granted at market price                             137,498            16.63
        Options exercised                                           (83,625)            6.77
        Options canceled or expired                                 (58,500)           17.70
                                                                -----------
        Outstanding at December 31, 1996                            491,998            12.27
                                                                ===========

        Available for grant at December 31, 1996                    184,252
                                                                ===========

         The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost associated with the Plan been determined based on the fair market value at the grant date for options granted under the Plan, consistent with the methodology of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1996           1995
                                               -----------    -----------
                                                     (in thousands)
         Net income, as reported               $     5,036    $     4,118
         Net income, pro forma                       4,664          3,857

         Earnings per share, as reported               .73            .62
         Earnings per share, pro forma                 .67            .58

         The effects of applying SFAS No. 123 to pro forma disclosures for 1996 and 1995 are not likely to be representative of the effects on reported net income for future years, because options vest over several years and additional awards generally are made each year.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: expected volatility of 41%, expected dividend yield 0%, risk-free rate of return of 6.1%, and expected lives of seven years.

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



14.  STOCK INCENTIVE PLAN (CONTINUED)

     Total fair value of options granted at market price was computed to be $1,227,834 and $1,165,925 for the years ended December 31, 1996 and 1995, respectively. Total fair value of options granted at 110% above market price was computed to be $531,300 for the year ended December 31, 1995. Such options were granted to the chief executive officer in 1995.

     The following table summarizes information about options outstanding at December 31, 1996:

                                                                                                Weighted average
                        Exercise                   Number                   Weighted                remaining
                       price range                of shares            average price           contractual life
                    -----------------          --------------          -----------------       ----------------
                    $ 3.50 - $10.00                  159,000               $    7.41                   7.0
                    $10.50 - $13.00                  30,000                $   11.08                   7.9
                    $13.50 - $19.00                 302,833                $   15.19                   8.9

15.  LITIGATION

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions are not expected to materially affect the financial position or results of operations of the Company except as discussed below in Note 16.


16.  SUBSEQUENT EVENTS

     A lawsuit was filed in the Circuit Court of the State of Oregon for the County of Multnomah on February 5, 1997, by Javier and Ester Munoz, husband and wife, against Asger M. Nielson, doing business as Nielson and Son ("Nielson"), Rain-Master Roofing, Inc. ("Rain-Master"), and the Company. Mr. Munoz was employed by the Company under a PEO arrangement with Rain-Master, which is in the roofing business. On February 1, 1995, Rain-Master was providing roofing services at a construction site for which Nielson was serving as general contractor. Mr. Munoz fell from the roof at the site in the course of his employment and is now a paraplegic as a result of the injuries he suffered. Until the filing of the lawsuit referred to above, Mr. Munoz's claim was being defended as a workers' compensation claim.

     In the lawsuit, the plaintiffs are seeking damages in the amount of $10,000,000 pursuant to claims for relief based on employer liability, intentional injury, product liability, negligence, breach of implied warranty and loss of consortium. Defense of the lawsuit has been tendered to the Company's excess workers' compensation, commercial general liability and umbrella liability insurance carriers; acceptance of the defense to the claim has not yet been received. Management intends to vigorously defend this action on the basis, among others, that workers' compensation is the exclusive remedy for employees injured in the course of employment. Under appropriate circumstances, the Company also may seek to enforce its contractual right to indemnification from Rain-Master pursuant to its PEO leasing arrangement. Based upon its investigation and analysis to date, management believes that the outcome of

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



     this proceeding will not have a materially adverse effect on the Company's financial position or results of operations.

     On March 12, 1997, a Notice of Intent to Revoke Farm/Forest Labor Contractor License and to Assess Civil Penalties (the "Notice") was served on the Company by the Bureau of Labor and Industries of the State of Oregon (the "Bureau"). The Notice also names Daniel A. Hatfield, an employee of the Company. The Notice proposes to assess civil penalties in the amount of $488,000, based on the numbers of workers allegedly affected, for alleged noncompliance with various duties imposed on farm labor contractors by Oregon law, including licensing violations, failure to comply with wage payment laws, and failure to maintain and to provide workers and the Bureau with required documentation. Management intends to vigorously contest the claims asserted in the Notice and is in the process of collecting and analyzing data necessary to defend its position and to evaluate the probable outcome of the proceedings.

     Effective February 1, 1997, the Company acquired D&L Personnel Department Specialists, Inc., dba HR Only, a staffing services company which specializes in human resource professionals with offices in Los Angeles and Orange County, California. The Company paid $1,800,000 in cash for all of the outstanding common stock of HR Only and $1,200,000 in cash for noncompete agreements with certain individuals, of which $1,000,000 will be deferred for five years and then be paid ratably over the succeeding five-year period. HR Only's revenues for the fiscal year ended January 31, 1997 were approximately $4.3 million. The transaction was accounted for under the purchase method of accounting, which resulted in $3,021,000 of intangible assets, including an estimated $85,000 for acquisition-related costs, and $64,000 of net tangible assets.

                         BARRETT BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           First         Second           Third         Fourth
                                                          quarter        quarter         quarter        quarter
                                                          -------        -------         -------        -------
                                                                (in thousands, except per share amounts)
       Year ended December 31, 1994:
          Revenues                                     $    27,067     $    35,136    $    41,149    $    37,200
          Cost of revenues                                  24,096          31,217         36,107         33,025
          Net income                                           608             765          1,235            858
          Net income per share                                 .09             .12            .19            .13

       Year ended December 31, 1995:
          Revenues                                          39,298          44,564         49,636         46,306
          Cost of revenues                                  35,819          39,645         43,378         40,474
          Net income                                           344           1,039          1,513          1,223
          Net income per share                                 .05             .16            .23            .18

       Year ended December 31, 1996:
          Revenues                                          43,185          51,871         60,252         60,508
          Cost of revenues                                  38,169          45,724         53,659         54,011
          Net income                                           827           1,305          1,661          1,243
          Net income per share                                 .12             .19            .24            .18

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

Item 10.      INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

         The information required by Item 10, Directors and Executive Officers of the Registrant, is incorporated herein by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders ("Proxy Statement"), under the headings "Election of Directors" and "Stock Ownership by Principal Stockholders and Management--Section 16(a) Beneficial Ownership Reporting Compliance" or appears under the heading "Executive Officers of the Registrant" on pages 16-17 of this report. The information required by Item 11, Executive Compensation, is incorporated herein by reference to the Proxy Statement, under the headings "Executive Compensation" and "Election of Directors--Compensation Committee Interlocks and Insider Participation." The information required by Item 12, Security Ownership of Certain Beneficial Owners and Management, is incorporated herein by reference to the Proxy Statement, under the heading "Stock Ownership by Principal Stockholders and Management--Beneficial Ownership Table." The information required by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Proxy Statement, under the heading ""Election of Directors--Compensation Committee Interlocks and Insider Participation."

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. and 2.

                  The financial statements listed in the index set forth in Item 8 of this report are filed as part of this report.

(b)      3.

                  Exhibits are listed in the Exhibit Index beginning on page 55 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10, "Executive Compensation Plans and Arrangements and Other Management Contracts" in the Exhibit Index.

(c)      Reports on Form 8-K.

                  No Current Reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BARRETT BUSINESS SERVICES, INC.
                                    Registrant

Date:  March 27, 1997               By: /s/ William W. Sherertz
                                        William W. Sherertz
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March, 1997.

Principal Executive Officer and Director:


/s/ William W. Sherertz                   President and Chief Executive Officer
William W. Sherertz                       and Director


Principal Financial Officer:


/s/ Michael D. Mulholland                 Vice President-Finance and Secretary
Michael D. Mulholland


Principal Accounting Officer:


/s/ James D. Miller                       Controller
James D. Miller


Other Directors:


 * ROBERT R. AMES                         Director

 * JEFFREY L. BEAUDOIN                    Director

 * STEPHEN A. GREGG                       Director

 * ANTHONY MEEKER                         Director

 * STANLEY G. RENECKER                    Director



* By     /s/ Michael D. Mulholland
         Michael D. Mulholland
         Attorney-in-Fact

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

4.4 Third Amendment to Loan Agreement dated January 3, 1995, together with Optional Advance Note dated January 3, 1995. Incorporated by reference to Exhibit 4.4 to the registrant's Annual Report of Form 10-K for the year ended December 31, 1994.

4.5 Fourth Amendment to Loan Agreement dated June 1, 1995, together with Optional Advance Note dated June 1, 1995 and Interest Rate Option Agreement dated June 1, 1995. Incorporated by reference to Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

4.6 Fifth Amendment to Loan Agreement dated May 31, 1996. Incorporated by reference to Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

                  The registrant has incurred other long-term indebtedness as to which the amount involved is less than 10 percent of the registrant's total assets. The registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10       Executive  Compensation  Plans and  Arrangements  and Other  Management
         Contracts.

10.1     1993 Stock Incentive Plan of the registrant as amended.

10.2     Form of Indemnification Agreement with each director of the registrant.
         Incorporated   by  reference  to  Exhibit  10.8  to  the   registrant's
         Registration Statement on Form S-1 (No. 33- 61804).

11       Statement of Calculation of Average Common Shares Outstanding.

23       Consent of Price Waterhouse LLP, independent accountants.

24       Power of attorney of certain officers and directors.

27       Financial Data Schedule.


Other exhibits listed in Item 601 of Regulation S-K are not applicable.