Form 10-Q
period 1997-03-31
BARRETT BUSINESS SERVICES INC
filed 1997-05-14
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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

               Yes [ X ]            No [   ]

Number of shares of Common Stock, $.01 par value, outstanding at April 30, 1997 was 6,667,423 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

                                                                                             Page

Part I - Financial Information

        Item 1.       Financial Statements

                      Balance Sheets - March 31, 1997 and
                      December 31, 1996......................................................3

                      Statements of Operations - Three Months
                      Ended March 31, 1997 and 1996..........................................4

                      Statements of Cash Flows - Three Months
                      Ended March 31, 1997 and 1996..........................................5

                      Notes to Financial Statements..........................................6

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations............................................................10

Part II - Other Information

        Item 6.       Exhibits and Reports on Form 8-K......................................15

Signatures            ......................................................................16

Exhibit Index         ......................................................................17

                         PART I - Financial Information


Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                                                 March 31,         December 31,
                                                                   1997                1996
                                                                 ---------         ------------
        Assets

Current assets:
  Cash and cash equivalents                                      $ 1,615             $ 1,901
  Trade accounts receivable, net                                  21,337              19,057
  Note receivable                                                      -                 324
  Prepaid expenses and other                                       1,379                 914
  Deferred tax assets (Note 3)                                     1,363               1,279
                                                                  ------              ------
    Total current assets                                          25,694              23,475
Intangibles, net                                                  12,894              10,226
Property and equipment, net                                        3,203               3,111
Restricted marketable securities and
 workers' compensation deposits                                    5,699               5,707
Other assets                                                         145                 127
                                                                  ------              ------
                                                                 $47,635             $42,646
                                                                  ======              ======

        Liabilities, Redeemable Common Stock and
        Nonredeemable Stockholders' Equity

Current liabilities:
  Current portion of long-term debt                                 $ 65                $ 36
  Income taxes payable (Note 3)                                      515                   -
  Accounts payable                                                   705                 667
  Accrued payroll, payroll taxes and
   related benefits                                                9,307               7,354
  Accrued workers' compensation claim
   liabilities                                                     2,423               2,240
  Customer safety incentives payable                               1,029               1,015
  Other accrued liabilities                                          516                 606
                                                                  ------              ------
    Total current liabilities                                     14,560              11,918
Long-term debt, net of current portion                               849                 838
Customer deposits                                                    888                 890
Long-term workers' compensation liabilities                          611                 613
Other long-term liabilities                                        1,005                   -
                                                                  ------              ------
                                                                  17,913              14,259
                                                                  ------              ------
Commitments and contingencies

Redeemable common stock, $.01 par value;
 159 shares issued and outstanding                                 2,825               2,825

Nonredeemable stockholders' equity:
  Common stock, $.01 par value; 20,500 shares
   authorized, 6,668 and 6,625 shares issued
   and outstanding, respectively                                      67                  66
  Additional paid-in capital                                      11,433              10,929
  Retained earnings                                               15,397              14,567
                                                                  ------              ------
                                                                  26,897              25,562
                                                                  ------              ------
                                                                 $47,635             $42,646
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

                         BARRETT BUSINESS SERVICES, INC.

                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                           Three Months Ended
                                                                                March 31,
                                                                       -------------------------
                                                                        1997              1996
                                                                       -------           -------
Revenues:
    Staffing services                                                  $32,731           $22,629
    Professional employer services                                      30,049            20,556
                                                                        ------            ------
                                                                        62,780            43,185
                                                                        ------            ------
Cost of revenues:
    Direct payroll costs                                                48,039            32,718
    Payroll taxes and benefits                                           6,459             4,334
    Workers' compensation                                                1,855               770
    Safety incentives                                                      323               347
                                                                        ------            ------
                                                                        56,676            38,169
                                                                        ------            ------

Gross margin                                                             6,104             5,016

Selling, general and administrative
 expenses                                                                4,515             3,626
Amortization of intangibles                                                317               160
                                                                        ------            ------

Income from operations                                                   1,272             1,230

Other income (expense):
    Interest expense                                                       (25)              (21)
    Interest income                                                        103               125
    Other, net                                                               -                (1)
                                                                        ------            ------
                                                                            78               103
                                                                        ------            ------

Income before provision for income taxes                                 1,350             1,333
Provision for income taxes                                                 520               506
                                                                        ------            ------

Net income                                                               $ 830             $ 827
                                                                        ======            ======

Primary earnings per share (Note 5)                                      $ .12             $ .12
                                                                        ======            ======

Primary weighted average number of common
 stock equivalent shares outstanding                                     6,800             6,787
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

                         BARRETT BUSINESS SERVICES, INC.

                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                           -------------------
                                                                            1997          1996
                                                                           -----         -----

Cash flows from operating activities:
    Net income                                                             $ 830          $ 827
    Reconciliation of net income to cash
     from operations:
        Depreciation and amortization                                        404            228
    Changes in certain assets and liabilities,
     net of acquisition:
        Trade accounts receivable, net                                    (1,734)           274
        Note receivable                                                      324              -
        Prepaid expenses and other                                          (385)          (474)
        Deferred tax asset                                                   (84)           297
        Accounts payable                                                      29            231
        Accrued payroll, payroll taxes and related
         benefits                                                          1,946          1,394
        Accrued workers' compensation claims
         liabilities                                                         183           (746)
        Customer safety incentives payable                                    14             86
        Income taxes payable                                                 504            184
        Other accrued liabilities                                           (214)           (16)
        Customer deposits and long-term workers'
         compensation liabilities                                             (4)            40
        Other long-term liabilities                                            5              -
                                                                          ------         ------
    Net cash provided by operating activities                              1,818          2,325
                                                                          ------         ------

Cash flows from investing activities:
        Cash paid for acquisition, including other
         direct costs                                                     (2,095)             -
        Purchases of fixed assets, net of amounts
         purchased in acquisition                                           (106)           (54)
        Proceeds from sales of marketable securities                       1,556            405
        Purchases of marketable securities                                (1,548)        (1,564)
                                                                         -------        -------
    Net cash used in investing activities                                 (2,193)        (1,213)
                                                                         -------        -------

Cash flows from financing activities:
        Payment of credit line assumed in acquisition                       (401)             -
        Payments on long-term debt                                           (15)            (8)
        Proceeds from exercise of stock
         options and warrants                                                505             70
                                                                          ------         ------
    Net cash provided by financing activities                                 89             62
                                                                          ------         ------

Net (decrease) increase in cash and cash equivalents                        (286)         1,174

Cash and cash equivalents, beginning of period                             1,901          3,218
                                                                          ------         ------

Cash and cash equivalents, end of period                                 $ 1,615        $ 4,392
                                                                          ======         ======

Supplemental schedule of noncash activities:
    Acquisition of other business:
        Cost of acquisition in excess of fair market
         value of net assets acquired                                    $ 3,030              -
        Tangible assets acquired                                             672              -
        Liabilities issued or assumed                                      1,607              -



           The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.

                          Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS:

               The accompanying financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K at pages 28-51. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

               In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". SFAS 128 replaces APB Opinion 15, "Earnings per Share", and simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. In accordance with this pronouncement, the Company will adopt the new standard for periods ending after December 15, 1997. The impact of the SFAS 128 EPS calculation for the first quarter of 1997 is not material.

               Certain prior year amounts have been reclassified to conform with the 1997 presentation. Such reclassifications had no impact on net income or stockholders' equity.


NOTE 2 - ACQUISITION

               Effective February 1, 1997, the Company acquired D&L Personnel Department Specialists, Inc., dba HR Only, a staffing services company which specializes in human resource professionals with offices in Los Angeles and Orange County, California. The Company paid $1,800,000 in cash for all of the outstanding common stock of HR Only and $1,200,000 in cash for noncompete agreements with certain individuals, of which $1,000,000 will be deferred for five years and then be paid ratably over the succeeding five-year period. The deferred portion of the noncompete agreement is presented on the balance sheet in other long-term liabilities. HR Only's revenues for the fiscal year ended January 31, 1997 were approximately $4.3 million. The transaction was accounted for under the purchase method of accounting, which resulted in $3,030,000 of intangible assets, including $95,000 for acquisition-related costs, and $65,000 of net tangible assets.

NOTE 3 - PROVISION FOR INCOME TAXES:

               Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                        March 31, 1997         December 31, 1996
                                                        --------------         -----------------
Accrued workers' compensation claims
    liabilities                                           $1,187                    $1,113

Allowance for doubtful accounts                               20                        10

Tax depreciation in excess of book
    depreciation                                            (160)                     (154)

Safety incentives                                            271                       281

Book amortization of intangibles in excess
    of tax amortization                                       45                        29
                                                           -----                     -----

                                                          $1,363                    $1,279
                                                           =====                     =====

               The  provision  for income taxes for the three months ended March
31, 1997 and 1996, is as follows (in thousands):

                                                           Three Months          Three Months
                                                               Ended                 Ended
                                                          March 31, 1997        March 31, 1996
                                                          --------------        --------------

Current:
    Federal                                                   $ 488                   $ 159
    State                                                       116                      50
                                                               ----                    ----
                                                                604                     209
Deferred:
    Federal                                                     (70)                    247
    State                                                       (14)                     50
                                                               ----                    ----
                                                                (84)                    297
                                                               ----                    ----

        Provision for income taxes                            $ 520                   $ 506
                                                               ====                    ====


NOTE 4 - STOCK INCENTIVE PLAN:

               In 1993, the Company adopted a stock incentive plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 800,000.

               The following table summarizes options granted under the Plan in 1997:

Outstanding at December 31, 1996               491,998        $ 3.50 to $16.36

Options granted                                 81,011        $13.38 to $17.94
Options exercised                              (42,375)       $ 3.50 to $15.06
Options canceled or expired                    (39,375)       $ 3.50 to $15.06
                                               -------

Outstanding at March 31, 1997                  491,259        $ 3.50 to $17.94
                                               =======

Exercisable at March 31, 1997                  164,583
                                               =======

Available for grant at
    March 31, 1997                             142,616
                                               =======

               The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.


NOTE 5 - NET INCOME PER SHARE:

               Net income per share for 1997 is computed based on the weighted average number of actual shares of common stock outstanding during the period, without giving effect to securities that would otherwise be considered to be common stock equivalents because such securities aggregate less than 3% of shares outstanding and, thus, are not considered dilutive. Net income per share for 1996 is computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the period; common stock equivalents aggregated more than 3% of shares outstanding for such period.

NOTE 6 - LITIGATION:

               A lawsuit was filed in the Circuit Court of the State of Oregon for the County of Multnomah on February 5, 1997 by Javier and Ester Munoz, husband and wife, against Asger M. Nielson, doing business as Nielson and Son ("Nielson"), Rain-Master Roofing, Inc. ("Rain-Master"), and the Company. Mr. Munoz was employed by the Company under a PEO arrangement with Rain-Master, which is in the roofing business. On February 1, 1995, Rain-Master was providing roofing services at a construction site for which Nielson was serving as general contractor. Mr. Munoz fell from the roof at the site in the course of his employment and is now a paraplegic as a result of the injuries he suffered. Until the filing of the lawsuit referred to above, Mr. Munoz's claim was being defended as a workers' compensation claim.

               In the lawsuit, the plaintiffs are seeking damages in the amount of $10,000,000 pursuant to claims for relief based on employer liability, intentional injury, product liability, negligence, breach of implied warranty and loss of consortium. Defense of the lawsuit has been tendered to the Company's excess workers' compensation, commercial general liability and umbrella liability insurance carriers; acceptance of the defense to the claim has not yet been received. Management intends to vigorously defend this action on the basis, among others, that workers' compensation is the exclusive remedy for employees injured in the course of employment. Under appropriate circumstances, the Company also may seek to enforce its contractual right to indemnification from Rain-Master pursuant to its PEO leasing arrangement. Based upon its investigation and analysis to date, management believes that the outcome of this proceeding will not have a material adverse effect on the Company's financial position or results of operations.

               On March 11, 1997, a Notice of Intent to Revoke Farm/Forest Labor Contractor License and to Assess Civil Penalties (the "Notice") was served on the Company by the Bureau of Labor and Industries of the State of Oregon (the "Bureau"). The Notice also names Daniel A. Hatfield, an employee of the Company. The Notice proposes to assess civil penalties in the amount of $488,000, based on the numbers of workers allegedly affected, for alleged noncompliance with various duties imposed on farm labor contractors by Oregon law, including licensing violations, failure to comply with wage payment laws, and failure to maintain and to provide workers and the Bureau with required documentation. It is presently anticipated that an administrative hearing on the matter will be held in July 1997. Management intends to vigorously contest the claims asserted in the Notice and is in the process of collecting and analyzing data necessary to defend its position and to evaluate the probable outcome of the proceedings.


NOTE 7 - SUBSEQUENT EVENTS:

               Effective April 13, 1997, the Company acquired certain assets of JRL Services, Inc., dba TLC Staffing, a provider of clerical staffing services located in Tucson, Arizona. TLC Staffing had revenues of approximately $800,000 (unaudited) for the year ended December 31, 1996. The Company paid $150,000 in cash for the assets, assumed an $18,000 office lease liability and incurred approximately $2,000 in acquisition related costs. The transaction was accounted for under the purchase method of accounting, which resulted in $150,000 of intangible assets and $2,000 of fixed assets.

               On April 11, 1997, pursuant to a Plan and Agreement of Reorganization between StaffAmerica, Inc. and the Company dated April 1, 1996, the Company repurchased from StaffAmerica and its two shareholders all 159,154 shares of common stock previously issued by the Company as consideration for the acquisition, for a total of $2,824,984 or $17.75 per share. Upon completion of the share repurchase, the Company canceled the shares of common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

               The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three months ended March 31, 1997 and 1996.

                                                                         Percentage of
                                                                         Total Revenues
                                                                       Three Months Ended
                                                                            March 31,
                                                                     --------------------

                                                                      1997           1996
                                                                     ------         ------
Revenues:
    Staffing services                                                  52.1%          52.4%
    Professional employer services                                     47.9           47.6
                                                                      -----          -----
        Total revenues                                                100.0          100.0
                                                                      -----          -----

Cost of revenues:
    Direct payroll costs                                               76.5           75.8
    Payroll taxes and benefits                                         10.3           10.0
    Workers' compensation                                               3.0            1.8
    Safety incentives                                                    .5             .8
                                                                      -----          -----
        Total cost of revenues                                         90.3           88.4
                                                                      -----          -----

Gross margin                                                            9.7           11.6
Selling, general and administrative
 expenses                                                               7.2            8.3
Amortization of intangibles                                              .5             .4
                                                                      -----          -----
Income from operations                                                  2.0            2.9
Other income (expense)                                                   .1             .2
                                                                      -----          -----
Pretax income                                                           2.1            3.1
Provision for income taxes                                               .8            1.2
                                                                      -----          -----
Net income                                                              1.3            1.9
                                                                      =====          =====


                   Three months ended March 31, 1997 and 1996

               Net income for the first quarter of 1997 was $830,000, an increase of $3,000 over the same period in 1996. The increase in net income was attributable to higher revenues, offset in part by a lower gross margin due to higher direct payroll costs and workers' compensation expense, expressed as a percentage of revenues. Earnings per share for the first quarter of 1997 were $.12, the same amount as the first quarter of 1996.

               Revenues for the first quarter of 1997 totaled approximately $62.8 million, an increase of approximately $19.6 million or 45.4% over the first quarter of 1996. The quarter-over-quarter internal growth rate of revenues was 25.1%. The percentage increase in total revenues exceeded the internal growth rate of revenues primarily due to the acquisition of six staffing and PEO businesses since April 1, 1996.

               The higher internal growth rate of revenues of 25.1% for the 1997 first quarter compared to the 1996 first quarter internal growth rate of 5.3% is primarily attributable to the opening of three new branch offices during 1996 in Boise, Idaho, Tucson, Arizona and Ontario, California, coupled with the continued growth in business at existing branch offices, particularly in contract staffing and on-site management arrangements. Professional employer services revenue increased approximately $9.5 million or 46.2%, while staffing services revenue increased approximately $10.1 million or 44.6%, which resulted in a slight increase in the mix of professional employer services to 47.9% of total revenues for the first quarter of 1997, as compared to 47.6% for the first quarter of 1996. The mix of staffing services revenues had a corresponding decline from 52.4% for the first quarter of 1996 to 52.1% for the first quarter of 1997.

               Gross margin for the first quarter of 1997 totaled approximately $6.1 million, which represented an increase of $1.1 million or 21.7% over the first quarter of 1996. The gross margin percent decreased to 9.7% of revenues for the first quarter of 1997, as compared to 11.6% for the same period of 1996. The decline in the gross margin percentage was due to higher direct payroll costs and workers' compensation expense both in terms of total dollars and as a percentage of revenues. The increase in the percentage of direct payroll costs from 75.8% for the first quarter of 1996 to 76.5% for the first quarter of 1997 is primarily attributable to increased business activity in contract staffing and on-site management arrangements. The increase in workers' compensation expense to 3.0% of revenues for the 1997 first quarter, up from the 1996 first quarter level of 1.8% of revenues, is due to a higher incidence of injuries during the 1997 period as compared to 1996 and management's decision to continue to build the Company's accrual for future adverse loss development of open claims.

               The following table summarizes certain indicators of performance regarding the Company's self-insured workers' compensation program for the first quarters of 1997 and 1996.

                   Self-Insured Workers' Compensation Profile

                                                                         Total Workers'
                                           Total Workers'                 Comp Expense
                No. of Injury               Comp Expense                    as a % of
                   Claims                  (in thousands)                 Total Payroll
               --------------             ----------------            -----------------
               1997      1996             1997        1996            1997         1996
               ----      ----             ----        ----            ----         ----

    Q1          321       193           $1,855        $770             3.9%         2.4%


               Selling, general and administrative expenses for the 1997 first quarter amounted to approximately $4.5 million, an increase of $889,000 or 24.5% over the comparable period in 1996. Selling, general and administrative expenses, expressed as a percentage of revenues, decreased from 8.3% for the first quarter of 1996 to 7.2% of revenues for the first quarter of 1997. The increase in total dollars was primarily attributable to additional branch office expenses as a result of the six acquisitions made since April 1, 1996, and the opening of three new offices.

               Amortization of intangibles totaled $317,000 or .5% of revenues for the first quarter of 1997, which compares to $160,000 or .4% of revenues for the same period in 1996. The increased amortization expense was primarily due to amortization from the six acquisitions made since April 1, 1996.

               The  Company  offers  various   employee  benefit  plans  to  its
employees, including its worksite employees. These employee benefit plans include a savings plan (the "401(k) plan") under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan, a group disability insurance plan, and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act
("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees. In the event the tax exempt status of the Company's benefit plans were to be discontinued and the benefit plans were to be disqualified, such actions could have a material adverse effect on the Company's business, financial condition, and results of operations. Reference is made to pages 12-14 of the Company's 1996 Annual Report on Form 10-K for a more detailed discussion of this issue.

Fluctuations in Quarterly Operating Results

               The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims expense for workers' compensation, demand and competition for the Company's services, and the effect of acquisitions. The Company's revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality in its staffing services business and on certain of its PEO clients in the agriculture and forest products related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs but may tend to represent a smaller percentage of revenues later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter, as well as adverse loss development of prior period claims during the current quarter.

Liquidity and Capital Resources
-------------------------------

               The Company's cash position of $1,615,000 at March 31, 1997 decreased by $286,000 from December 31, 1996. The decrease was primarily due to cash used in investing activities for acquisitions, offset in part by the cash provided by operating activities.

               Net cash provided by operating activities for the three months ended March 31, 1997 amounted to $1,818,000, as compared to $2,325,000 for the comparable 1996 period. For the 1997 period, cash flow generated by net income, together with an increase of $1,946,000 in accrued payroll and benefits, was offset in part by a $1,734,000 increase in trade accounts receivable. The $1,005,000 increase in other long-term liabilities represents the $1,000,000 deferred noncompete agreement arising from the acquisition of HR Only and is reflected in the supplemental schedule of noncash activities within the liabilities assumed caption.

               Net cash used in investing activities totaled $2,193,000 for the three months ended March 31, 1997, as compared to $1,213,000 for the similar 1996 period. For the 1997 period, the principal use of cash for investing activities was the acquisition of HR Only. The Company presently has no material long-term capital commitments.

               Net cash provided by financing activities for the three-month period ended March 31, 1997 was $89,000, which compares to $62,000 for the comparable 1996 period. For the 1997 period, the principal source of cash provided by financing activities arose from the exercise of employee stock options at exercise prices ranging from $3.50 to $15.06 per share, offset in part by payments totaling $401,000 made to liquidate a credit line assumed by the Company in connection with the acquisition of HR Only. As of the date of this filing, an underwriter continues to hold warrants to purchase 90,000 shares of common stock at $4.20 per share issued in connection with the Company's 1993 initial public offering of its common stock.

               The Company's business strategy continues to focus on growth through the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas, together with the expansion of operations at existing offices. As disclosed in Note 2 to the financial statements included herein, the Company purchased, during February 1997, a staffing services company located in the Los Angeles, California area for $2,095,000 in cash, plus an additional $1,000,000 for a noncompete agreement which will be paid ratably over five years beginning after the end of the fifth year following the acquisition. As disclosed in Note 7 herein, the Company purchased in April 1997, certain assets of a staffing services company located in Tucson, Arizona for $152,000 in cash. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated.

               On April 11, 1997, the Company repurchased 159,154 shares of its common stock at $17.75 per share issued by the Company pursuant to a Plan and Agreement of Reorganization between StaffAmerica, Inc. and the Company dated April 1, 1996 (the "Agreement"). The redemption proceeds totaling $2,824,984 were remitted to the seller and its shareholders as provided by the Agreement.

               The Company presently has an unsecured $4.0 million revolving credit facility which expires May 30, 1997. There was no outstanding balance at March 31, 1997. As a consequence of the recent stock redemption, the Company has maintained an average daily outstanding balance against its credit facility of approximately $806,000 from April 11 through May 9. Management expects that the renewal of such credit facility will be in an amount and on such terms and conditions as will be not less favorable than the current credit arrangement. Management also believes the funds anticipated to be generated from operations, together with the renewed credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

Inflation

               Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.


Forward-Looking Information
---------------------------

               Statements in this report which are not historical in nature, including discussion of economic conditions in the Company's market areas, the potential for and effect of future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves, the tax-qualified status of the Company's 401(k) savings plan, the outcome of various legal proceedings, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, uncertainties regarding government regulation of PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

        (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

        (b)    Reports on Form 8-K

               Subsequent to quarter end, on April 2, 1997, the Company filed a Current Report on Form 8-K dated March 31, 1997, to report that the Company had received a request for redemption for all 159,154 shares of common stock issued by the Company pursuant to a Plan and Agreement of Reorganization between StaffAmerica, Inc. and the Company dated April 1, 1996.

               Subsequent to quarter end, on April 9, 1997, the Company filed a Current Report on Form 8-K dated April 8, 1997, to report that the Company's Farm and Forest Labor Contractor License had been revoked by the State of Oregon through a default judgment received on April 4, 1997.

               Subsequent to quarter end, on April 25, 1997, the Company filed a Current Report on Form 8-K dated April 23, 1997, to report that the Company's Farm and Forest Labor Contractor License was reinstated by the State of Oregon. An administrative law judge withdrew the final order on default of April 4, 1997 entered by the Oregon Bureau of Labor and Industries, thereby allowing the Company to present its case at a hearing to evaluate the merits of the State's administrative complaint.

                                   SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BARRETT BUSINESS SERVICES, INC.
                                           (Registrant)






Date:  May 13, 1997                        By: /s/ Michael D. Mulholland
                                               -------------------------
                                               Michael D. Mulholland
                                               Vice President-Finance
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit
-------

11      Statement of Calculation of Average
        Common Shares Outstanding

27      Financial Data Schedule