Form 10-Q
period 1997-06-30
BARRETT BUSINESS SERVICES INC
filed 1997-08-13
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                  Yes [ X ]                 No [   ]

Number of shares of Common Stock, $.01 par value outstanding at July 31, 1997 was 6,727,423 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information

    Item 1.           Financial Statements

                      Balance Sheets - June 30, 1997 and
                      December 31, 1996.......................................3

                      Statements of Operations - Three Months
                      Ended June 30, 1997 and 1996............................4

                      Statements of Operations - Six Months
                      Ended June 30, 1997 and 1996............................5

                      Statements of Cash Flows - Six Months
                      Ended June 30, 1997 and 1996............................6

                      Notes to Financial Statements...........................7

    Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations.............................................10

Part II - Other Information

    Item 1.           Legal Proceedings......................................16

    Item 4.           Submission of Matters to a Vote of Security
                      Holders................................................17

    Item 6.           Exhibits and Reports on Form 8-K.......................17

Signatures            .......................................................18


Exhibit Index         .......................................................19

                         PART I - Financial Information


Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                                     June 30,      December 31,
                                                       1997           1996
                                                     --------      ------------
         Assets

Current assets:
     Cash and cash equivalents                       $   459         $ 1,901
     Trade accounts receivable, net                   22,686          19,057
     Note receivable                                       -             324
     Prepaid expenses and other                        1,485             914
     Deferred tax asset (Note 4)                       1,433           1,279
                                                      ------          ------
        Total current assets                          26,063          23,475
Intangibles, net                                      12,785          10,226
Property and equipment, net                            3,641           3,111
Restricted marketable securities
 and workers' compensation deposits                    6,074           5,707
Other assets                                             143             127
                                                      ------          ------
                                                     $48,706         $42,646
                                                      ======          ======

         Liabilities and Stockholders' Equity

Current liabilities:
     Advances on credit line                         $ 1,896             $ -
     Current portion of long-term debt                    70              36
     Income taxes payable (Note 4)                       223               -
     Accounts payable                                    715             667
     Accrued payroll, payroll taxes
      and related benefits                             9,967           7,354
     Accrued workers' compensation claims
      liabilities                                      2,488           2,240
     Customer safety incentives payable                1,005           1,015
     Other accrued liabilities                           559             606
                                                      ------          ------
         Total current liabilities                    16,923          11,918
Long-term debt, net of current portion                   819             838
Customer deposits                                        939             890
Long-term workers' compensation
 liabilities                                             608             613
Other long-term liabilities                            1,014               -
                                                      ------          ------
                                                      20,303          14,259
                                                      ------          ------
Commitments and contingencies

Redeemable common stock, 159 shares issued
 and outstanding (Note 2)                                  -           2,825

Nonredeemable stockholders' equity:
     Common stock, $.01 par value; 20,500
      shares authorized, 6,727 and 6,625
      shares issued and outstanding, respectively         67              66
     Additional paid-in capital                       11,685          10,929
     Retained earnings                                16,651          14,567
                                                      ------          ------
                                                      28,403          25,562
                                                      ------          ------
                                                     $48,706         $42,646
                                                      ======          ======

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.

                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                        Three Months Ended
                                                              June 30,
                                                       ----------------------
                                                        1997            1996
                                                       ------          ------
Revenues:
     Staffing services                                $38,403         $27,091
     Professional employer services                    32,052          24,780
                                                       ------          ------
                                                       70,455          51,871
Cost of revenues:
     Direct payroll costs                              54,164          39,160
     Payroll taxes and benefits                         6,794           4,989
     Workers' compensation                              1,973           1,213
     Safety incentives                                    381             362
                                                       ------          ------
                                                       63,312          45,724
                                                       ------          ------

Gross margin                                            7,143           6,147

Selling, general and administrative
 expenses                                               4,857           3,939
Amortization of intangibles                               275             209
                                                       ------          ------

Income from operations                                  2,011           1,999

Other income (expense):
     Interest expense                                     (42)            (21)
     Interest income                                       87             126
     Other, net                                             -               1
                                                       ------          ------
                                                           45             106
                                                       ------          ------

Income before provision for income taxes                2,056           2,105
Provision for income taxes                                802             800
                                                       ------          ------

Net income                                            $ 1,254         $ 1,305
                                                       ======          ======

Primary earnings per share (Note 6)                    $  .19         $   .19
                                                       ======          ======

Primary weighted average number of common
 stock equivalent shares outstanding                    6,736           6,978
                                                       ======          ======










   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                         Six Months Ended
                                                             June 30,
                                                       ----------------------
                                                         1997           1996
                                                       -------         ------
Revenues:
     Staffing services                                $ 71,134        $49,719
     Professional employer services                     62,101         45,337
                                                       -------         ------
                                                       133,235         95,056
Cost of revenues:
     Direct payroll costs                              102,203         71,878
     Payroll taxes and benefits                         13,253          9,322
     Workers' compensation                               3,828          1,983
     Safety incentives                                     704            709
                                                       -------         ------
                                                       119,988         83,892
                                                       -------         ------

Gross margin                                            13,247         11,164

Selling, general and administrative
 expenses                                                9,372          7,567
Amortization of intangibles                                592            369
                                                       -------         ------

Income from operations                                   3,283          3,228

Other income (expense):
     Interest expense                                      (67)           (42)
     Interest income                                       189            252
     Other, net                                              1              -
                                                       -------         ------
                                                           123            210
                                                       -------         ------

Income before provision for income taxes                 3,406          3,438
Provision for income taxes                               1,322          1,306
                                                       -------         ------

Net income                                            $  2,084        $ 2,132
                                                       =======         ======

Primary earnings per share (Note 6)                   $    .31        $   .31
                                                       =======         ======

Primary weighted average number of common
 stock equivalent shares outstanding                     6,768          6,883
                                                       =======         ======









   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.

                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                            Six Months Ended
                                                                June 30,
                                                          ---------------------
                                                           1997           1996
                                                          ------         ------

Cash flows from operating activities:
   Net income                                            $ 2,084        $ 2,132
   Reconciliation of net income to cash
    from operations:
      Depreciation and amortization                          775            512
   Changes in certain assets and liabilities, net
    of assets acquired and liabilities assumed:
      Trade accounts receivable, net                      (3,083)        (2,954)
      Note receivable                                        324              -
      Prepaid expenses and other                            (505)          (153)
      Deferred tax asset                                    (154)           273
      Accounts payable                                        39           (262)
      Accrued payroll, payroll taxes and related
       benefits                                            2,606          2,543
      Accrued workers' compensation claims
       liabilities                                           248           (777)
      Customer safety incentives payable                     (10)           205
      Income taxes payable                                   212            443
      Other accrued liabilities                             (171)           (92)
      Customer deposits and long-term workers'
       compensation liabilities                               44            183
      Other long-term liabilities                             14              -
                                                          ------         ------
   Net cash provided by operating activities               2,423          2,053
                                                          ------         ------
Cash flows from investing activities:
      Cash paid for acquisitions, including other
       direct costs (Note 3)                              (2,246)          (113)
      Purchases of fixed assets, net of amounts
       purchased in acquisitions                            (639)          (206)
      Proceeds from maturities of marketable
       securities                                          3,782          3,244
      Purchases of marketable securities                  (4,149)        (4,380)
                                                          ------         ------
   Net cash used in investing activities                  (3,252)        (1,455)
                                                          ------         ------

Cash flows from financing activities:
      Payment of credit line assumed in acquisition         (401)             -
      Proceeds from credit line borrowings                 1,896              -
      Payments on long-term debt                             (40)           (16)
      Repurchase of common stock                          (2,825)             -
      Proceeds from exercise of stock
       options and warrants                                  757            109
                                                          ------         ------
   Net cash (used in) provided by financing activities      (613)            93
                                                          ------         ------
Net (decrease)increase in cash and cash equivalents       (1,442)           691

Cash and cash equivalents, beginning of period             1,901          3,218
                                                          ------         ------

Cash and cash equivalents, end of period                  $  459        $ 3,909
                                                          ======         ======

Supplemental schedule of noncash activities:
   Acquisition of other businesses:
      Cost of acquisitions in excess of fair market
       value of net assets acquired                      $ 3,179        $ 2,898
      Tangible assets acquired                               674            472
      Liabilities assumed                                  1,607             52
      Common stock issued in connection with acquisitions      -          3,205

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

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS 128 replaces APB Opinion 15, "Earnings Per Share," and simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. In accordance with this pronouncement, the Company will adopt the new standard for periods ending after December 15, 1997. The impact of the SFAS 128 EPS calculation for the three and six-month periods ended June 30, 1997 is not material.

                  Certain prior year amounts have been reclassified to conform with the 1997 presentation. Such reclassifications had no impact on net income or stockholders' equity.


NOTE 2 - REDEEMABLE COMMON STOCK:

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


NOTE 3 - ACQUISITIONS:

                  Effective February 1, 1997, the Company acquired D&L Personnel Department Specialists, Inc., dba HR Only, a staffing services company which specializes in human resource professionals with offices in Los Angeles and Orange County, California. The Company paid $1,800,000 in cash for all of the outstanding common stock of HR Only and $1,200,000 in cash for noncompete agreements with certain individuals, of which $1,000,000 will be deferred with simple interest at 5% per annum for five years and then be paid ratably over the succeeding five-year period. The deferred portion of the noncompete agreement is presented on the balance sheet in other long-term liabilities. HR Only's revenues for the fiscal year ended January 31, 1997 were approximately $4.3 million. The transaction was accounted for under the purchase method of accounting, which resulted in $3,027,000 of intangible assets, including $92,000 for acquisition-related costs, and $65,000 of net tangible assets.

                  Effective April 13, 1997, the Company acquired certain assets of JRL Services, Inc., dba TLC Staffing, a provider of clerical staffing services located in Tucson, Arizona. TLC Staffing had revenues of approximately $800,000 (unaudited) for the year ended December 31, 1996. The Company paid $150,000 in cash for the assets, assumed an $18,000 office lease liability and incurred approximately $4,000 in acquisition related costs. The transaction was accounted for under the purchase method of accounting, which resulted in $152,000 of intangible assets and $2,000 of fixed assets.


NOTE 4 - PROVISION FOR INCOME TAXES:

                  Deferred  tax  assets   (liabilities)  are  comprised  of  the
following components (in thousands):

                                                June 30, 1997       December 31, 1996
                                                ------------        -----------------
Accrued workers' compensation claims
     liabilities                                 $1,213                    $1,113

Allowance for doubtful accounts                      30                        10

Tax depreciation in excess of book
     depreciation                                  (161)                     (154)

Safety incentives                                   284                       281

Book amortization of intangibles in excess
     of tax amortization                             67                        29
                                                  -----                     -----

                                                 $1,433                    $1,279
                                                  =====                     =====

The provision for income taxes for the six months ended June 30, 1997 and 1996, is as follows (in thousands):

                                                  Six Months            Six Months
                                                     Ended                 Ended
                                                 June 30, 1997         June 30, 1996
                                                 -------------         -------------

Current:
     Federal                                     $1,195                     $ 843
     State                                          281                       190
                                                  -----                     -----
                                                  1,476                     1,033
Deferred:
     Federal                                       (127)                      228
     State                                          (27)                       45
                                                  -----                     -----
                                                   (154)                      273
                                                  -----                     -----

         Provision for income taxes              $1,322                    $1,306
                                                  =====                     =====

NOTE 5 - STOCK INCENTIVE PLAN:

                  In 1993, the Company adopted a stock incentive plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,300,000.

                  The following table summarizes options granted under the Plan in 1997:

Outstanding at December 31, 1996          491,998         $ 3.50 to $16.36

Options granted                           111,011         $13.38 to $17.94
Options exercised                         (42,375)        $ 3.50 to $15.06
Options canceled or expired               (39,375)        $ 3.50 to $15.06
                                          -------

Outstanding at June 30, 1997              521,259         $ 3.50 to $17.94
                                          =======

Exercisable at June 30, 1997              199,708
                                          =======

Available for grant at
     June 30, 1997                        612,616
                                          =======

The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.


NOTE 6- NET INCOME PER SHARE:

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

                  The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three and six-month periods ended June 30, 1997 and 1996.

                                                            Percentage of Total Revenues
                                                            ----------------------------
                                               Three Months Ended                  Six Months Ended
                                                    June 30,                           June 30,
                                             ----------------------             ----------------------

                                             1997              1996             1997              1996
                                             ----              ----             ----              ----
Revenues:
     Staffing services                       54.5%             52.2%            53.4%             52.3%
     Professional employer services          45.5              47.8             46.6              47.7
                                            -----             -----            -----             -----
         Total revenues                     100.0             100.0            100.0             100.0
                                            -----             -----            -----             -----

Cost of revenues:
     Direct payroll costs                    76.9              75.5             76.7              75.6
     Payroll taxes and benefits               9.7               9.6             10.0               9.8
     Workers' compensation                    2.8               2.3              2.9               2.1
     Safety incentives                         .5                .7               .5                .8
                                            -----             -----            -----             -----
          Total cost of revenues             89.9              88.1             90.1              88.3
                                            -----             -----            -----             -----

Gross margin                                 10.1              11.9              9.9              11.7
Selling, general and administrative
 expenses                                     6.9               7.6              7.0               8.0
Amortization of intangibles                    .4                .4               .4                .3
                                            -----             -----            -----             -----
Income from operations                        2.8               3.9              2.5               3.4
Other income (expense)                         .1                .2               .1                .2
                                            -----             -----            -----             -----
Pretax income                                 2.9               4.1              2.6               3.6
Provision for income taxes                    1.1               1.6              1.0               1.4
                                            -----             -----            -----             -----
Net income                                    1.8               2.5              1.6               2.2
                                            =====             =====            =====             =====


                    Three months ended June 30, 1997 and 1996

                  Net income for the second quarter of 1997 was $1,254,000, a decrease of $51,000 or 3.9% from the same period in 1996. The decrease in net income was attributable to a lower gross margin percent and increased selling, general and administrative expenses. Earnings per share for the second quarter of 1997 were $.19, the same amount as the second quarter of 1996.

                  Revenues for the second quarter of 1997 totaled approximately $70.5 million, an increase of approximately $18.6 million or 35.8% over the second quarter of 1996. The quarter-over-quarter internal growth rate of revenues was 25.1%. The percentage increase in total revenues exceeded the internal growth rate of revenues primarily due to the acquisition of five staffing and PEO businesses since July 1, 1996.

                  The higher internal growth rate of revenues of 25.1% for the 1997 second quarter compared to 4.8% for the 1996 second quarter was primarily attributable to the opening of four new branch offices during 1996 and early 1997 in Boise, Idaho, Tucson, Arizona, Ontario, California, and Flint, Michigan, coupled with the continued growth in business at existing branch offices. Staffing services revenue increased approximately $11.3 million or 41.8%, while professional employer services revenue increased approximately $7.3 million or 29.3%, which resulted in an increase in the mix of staffing services to 54.5% of total revenues for the second quarter of 1997, as compared to 52.2% for the second quarter of 1996. The mix of professional employer services revenues had a corresponding decline from 47.8% for the second quarter of 1996 to 45.5% for the second quarter of 1997.

                  Gross margin for the second quarter of 1997 totaled approximately $7.1 million, which represented an increase of $1.0 million or 16.2% over the second quarter of 1996. The gross margin percent decreased to 10.1% of revenues for the second quarter of 1997, as compared to 11.9% for the same period of 1996. The decline in the gross margin percentage was due to higher direct payroll costs and workers' compensation expense, both in terms of total dollars and as a percentage of revenues. The increase in the percentage of direct payroll costs from 75.5% for the second quarter of 1996 to 76.9% for the second quarter of 1997 was primarily attributable to increased business activity in contract staffing and on-site management arrangements, which also have a lower workers' compensation risk profile. The increase in workers' compensation expense to 2.8% of revenues for the 1997 second quarter, up from the 1996 second quarter level of 2.3% of revenues, was due to a higher incidence of injuries during the 1997 period as compared to 1996 and management's decision to (i) continue to increase the Company's accrual for future adverse loss development of open claims, and (ii) build an accrual for potential future catastrophic workers' compensation claims.

                  The  following   table   summarizes   certain   indicators  of
performance regarding the Company's self-insured workers' compensation program for each of the first two quarters of 1997 and 1996.

                   Self-Insured Workers' Compensation Profile

                                                                                        Total Workers'
                                                      Total Workers'                     Comp Expense
                     No. of Injury                     Comp Expense                        as a % of
                        Claims                        (in thousands)                     Total Payroll
                  -----------------                --------------------               --------------------
                  1997         1996                1997            1996               1997            1996
                  ----         ----                ----            ----               ----            ----

     Q1            321          193              $1,855          $  770               3.9%            2.4%
     Q2            419          312               1,973           1,213               3.6             3.1
                   ---          ---               -----           -----               ---             ---
     YTD           740          505              $3,828          $1,983               3.7%            2.8%
                   ===          ===               =====           =====               ===             ===


                  Selling, general and administrative expenses for the 1997 second quarter amounted to approximately $4.9 million, an increase of $918,000 or 23.3% over the comparable period in 1996. These expenses, however, decreased from 7.6% of revenues for the second quarter of 1996 to 6.9% of revenues for the second quarter of 1997. The increase in total dollars was primarily attributable to additional branch office expenses as a result of the five acquisitions since July 1, 1996, and the opening of four new offices in 1996 and early 1997.

                  Amortization of intangibles totaled $275,000, or .4% of revenues for the second quarter of 1997, which compares to $209,000 or .4% of revenues for the same period in 1996. The increased amortization expense was primarily due to amortization from the Company's five acquisitions since July 1, 1996.

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

                  Six Months Ended June 30, 1997 and 1996

                  Net income for the six months ended June 30, 1997 was $2,084,000, a decrease of $48,000 or 2.3% from the same period in 1996. The decrease in net income was primarily due to a lower gross margin percentage owing to increased direct payroll costs and workers' compensation expense. Net income per share for the six months ended June 30, 1997 was $.31, the same amount as the six months ended June 30, 1996.

                  Revenues for the six months ended June 30, 1997 totaled approximately $133.2 million, an increase of approximately $38.2 million or 40.2% over the comparable period of 1996. The internal growth rate of revenues was 25.1%. The growth rate of total revenues exceeded the internal growth rate of revenues primarily due to the acquisition of five staffing and PEO businesses between August 1996 and April 1997.

                  The higher internal growth rate of revenues of 25.1% for 1997 compared to the 1996 period internal growth rate of 5.1% was primarily attributable to the opening of four new branch offices during 1996 and in early 1997, coupled with the continued growth in business at existing branch offices.

                  Gross margin for the six months ended June 30, 1997 totaled approximately $13.2 million, which represented an increase of $2.1 million or 18.7% over the same period of 1996. The gross margin percent decreased to 9.9% of revenues for the first six months of 1997, as compared to 11.7% for the same period of 1996. The decline in the gross margin percentage was due to higher direct payroll costs and workers' compensation expense, both in terms of total dollars and as a percentage of revenues. The increase in the percentage of direct payroll costs from 75.6% for the first six months of 1996 to 76.7% for the first six months of 1997 was primarily attributable to increased business activity in contract staffing and on-site management arrangements. The increase in workers' compensation expense to 2.9% of revenues for the six months ended June 30, 1997, up from the 1996 period of 2.1% of revenues, was due to a higher incidence of injuries during the 1997 period as compared to 1996 and management's decision to (i) continue to increase the Company's accrual for future adverse loss development of open claims, and (ii) build an accrual for potential future catastrophic workers' compensation claims.

                  Selling, general and administrative expenses for the six months ended June 30, 1997 amounted to approximately $9.4 million, an increase of $1.8 million or 23.9% over the comparable period in 1996. These expenses, however, decreased from 8.0% of revenues for the 1996 period to 7.0% of revenues for 1997. The increase in total dollars was primarily attributable to additional branch office expenses as a result of the five acquisitions made since July 1, 1996, and the opening of four new offices.

                  Amortization of intangibles totaled $592,000 or .4% of revenues for the six-month period ended June 30, 1997, which compares to $369,000 for the same period in 1996. The increased amortization expense was attributable to amortization from the five acquisitions made since July 1, 1996.

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

Liquidity and Capital Resources
-------------------------------

                  The Company's cash position of $459,000 at June 30, 1997 decreased by $1,442,000 from December 31, 1996. The decrease was primarily due to cash used in financing activities to satisfy the Company's obligation to repurchase shares of its common stock, offset in part by the cash provided by operating activities.

                  Net cash provided by operating activities for the six months ended June 30, 1997 amounted to $2,423,000 as compared to $2,053,000 for the comparable 1996 period. For the 1997 period, cash flow generated by net income, together with an increase of $2,606,000 in accrued payroll and benefits, was offset in part by a $3,083,000 increase in trade accounts receivable. The $1,014,000 increase in other long-term liabilities includes the $1,000,000 deferred noncompete agreement arising from the acquisition of HR Only and is reflected in the supplemental schedule of noncash activities within the liabilities assumed caption.

                  Net cash used in investing activities totaled $3,252,000 for the six months ended June 30, 1997, as compared to $1,455,000 for the similar 1996 period. For the 1997 period, the principal use of cash for investing activities was the acquisition of HR Only and funds used to purchase office equipment and software. The Company presently has no material long-term capital commitments.

                  Net cash used in financing activities for the six-month period ended June 30, 1997 was $613,000, which compares to net cash provided by financing activities of $93,000 for the comparable 1996 period. For the 1997 period, the principal use of cash for financing activities arose from the Company's obligation to redeem 159,154 shares of its common stock at a value of $2,824,984 pursuant to a Plan and Agreement of Reorganization between StaffAmerica, Inc. and the Company, offset in part by net proceeds from borrowings on the Company's revolving credit line in the amount of $1,896,000 and proceeds from the exercise of stock options and warrants totaling $757,000. As of the date of this report, an underwriter continues to hold warrants to purchase 30,000 shares of common stock at $4.20 per share issued in connection with the Company's 1993 initial public offering of its common stock.

                  The Company's business strategy continues to focus on growth through the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas, together with the expansion of operations at existing offices. As disclosed in Note 3 to the financial statements included herein, the Company purchased, during February 1997, a staffing services company located in the Los Angeles, California area for $2,092,000 in cash, plus an additional

$1,000,000 for a noncompete agreement which will be paid ratably, with accrued interest, over five years beginning after the end of the fifth year following the acquisition. As also disclosed in Note 3, the Company purchased in April 1997, certain assets of a staffing services company located in Tucson, Arizona for $154,000 in cash. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated.

                  Management recently renewed the Company's credit arrangement with its principal bank on terms and conditions which were generally more favorable than the prior agreement. The amount of the credit facility remained unchanged, which primarily includes an unsecured $4.0 million revolving credit facility and $1.6 million for previously existing standby letters of credit in connection with certain workers' compensation surety arrangements. Management expects the funds anticipated to be generated from operations, together with the credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

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


                           Part II - Other Information

Item 1.           Legal Proceedings

                  A lawsuit was filed in the Circuit Court of the State of Oregon for the County of Multnomah on February 5, 1997, by Javier and Ester Munoz, husband and wife, against Asger M. Nielson, doing business as Nielson and Son ("Nielson"), Rain-Master Roofing, Inc. ("Rain-Master"), and the Company. Mr. Munoz was employed by the Company under a PEO arrangement with Rain-Master, which is in the roofing business. On February 1, 1995, Rain-Master was providing roofing services at a construction site for which Nielson was serving as a general contractor. Mr. Munoz fell from the roof at the site in the course of his employment and is now a paraplegic as a result of the injuries he suffered. Until the filing of the lawsuit referred to above, Mr. Munoz's claim was being defended as a workers' compensation claim. In the lawsuit, the plaintiffs are seeking damages in the amount of $10,000,000 pursuant to claims for relief based on employer liability, intentional injury, product liability, negligence, breach of implied warranty and loss of consortium. On July 14, 1997, the court granted the Company's motion to dismiss the Company as a party to the lawsuit. The dismissal is without prejudice such that the plaintiff may seek to file an amended complaint alleging facts which would serve as a basis for a claim against the Company.

                  On March 11, 1997, a Notice of Intent to Revoke Farm/Forest Labor Contractor License and to Assess Civil Penalties (the "Notice") was served on the Company by the Bureau of Labor and Industries of the State of Oregon (the "Bureau"). The Notice also names Daniel A. Hatfield, an employee of the Company. The Notice proposes to assess civil penalties in the amount of $488,000, based on the numbers of workers allegedly affected, for alleged noncompliance with various duties imposed on farm labor contracts by Oregon law, including licensing violations, failure to comply with wage payment laws, and failure to maintain and to provide workers and the Bureau with required documentation. A default judgment entered against the Company was withdrawn by an administrative law judge on April 23, 1997. Management intends to vigorously contest the claims asserted in the Notice; an administrative hearing is presently scheduled for September 1997.

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company held its 1997 annual meeting of stockholders on May 14, 1997. The following directors were elected at the annual meeting:

                                                                                 ABSTENTIONS AND
                                             FOR              WITHHELD            BROKER NON-VOTES
                                             ---              --------            ----------------

         Robert R. Ames                   6,170,376           211,710
         Jeffrey L. Beaudoin              6,170,476           211,610
         Stephen A. Gregg                 6,170,376           211,710
         Anthony Meeker                   6,170,476           211,610
         Stanley G. Renecker              6,170,276           211,810
         William W. Sherertz              6,170,276           211,810


                  The other matters presented for action at the annual meeting were approved by the following vote:

                                                                                   ABSTENTIONS AND
                                             FOR               AGAINST            BROKER NON-VOTES
                                             ---               -------            ----------------

         Approval of amendment            3,961,585            520,466                 1,900,035
         to the Company's 1993
         Stock Incentive Plan

         Approval of the                  6,366,186             14,400                     1,500
         appointment of Price
         Waterhouse LLP as
         independent accountants


Item 6.           Exhibits and Reports on Form 8-K

         (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

         (b)      Reports on Form 8-K

                  Except as set forth in the Registrant's Quarterly Report on Form 10-Q, Item 6 (b), for the quarterly period ended March 31, 1997, no reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BARRETT BUSINESS SERVICES, INC.
                                              (Registrant)






Date:  August 12, 1997                        By: /s/ Michael D. Mulholland
                                                 --------------------------
                                                  Michael D. Mulholland
                                                  Vice President-Finance
                                                  (Principal Financial Officer)

                                  EXHIBIT INDEX




EXHIBIT

4.1 Loan agreement between the Registrant and Wells Fargo Bank, N.A. dated May 30, 1997.

11       Statement of Calculation of Average
         Common Shares Outstanding

27       Financial Data Schedule