Form 10-Q
period 1997-09-30
BARRETT BUSINESS SERVICES INC
filed 1997-11-13
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

          Yes [ X ]                 No [   ]

Number of shares of Common Stock, $.01 par value outstanding at October 31, 1997 was 6,727,423 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

                                                                          Page

Part I - Financial Information

     Item 1.  Financial Statements

              Balance Sheets - September 30, 1997 and
              December 31, 1996.............................................3

              Statements of Operations - Three Months
              Ended September 30, 1997 and 1996.............................4

              Statements of Operations - Nine Months
              Ended September 30, 1997 and 1996.............................5

              Statements of Cash Flows - Nine Months
              Ended September 30, 1997 and 1996.............................6

              Notes to Financial Statements.................................7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations...................................................10

Part II - Other Information

    Item 1.   Legal Proceedings............................................17

    Item 6.   Exhibits and Reports on Form 8-K.............................18

Signatures    .............................................................19


Exhibit Index .............................................................20

                         PART I - Financial Information

Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                              September 30,         December 31,
                                                  1997                  1996
                                              -------------         ------------
       Assets

Current assets:
     Cash and cash equivalents                   $ 1,754              $ 1,901
     Trade accounts receivable, net               24,376               19,057
     Note receivable                                   -                  324
     Prepaid expenses and other                    1,205                  914
     Deferred tax asset (Note 4)                   1,708                1,279
                                                  ------               ------
      Total current assets                        29,043               23,475
Intangibles, net                                  12,434               10,226
Property and equipment, net                        4,035                3,111
Restricted marketable securities
 and workers' compensation deposits                6,077                5,707
Other assets                                         139                  127
                                                  ------               ------
                                                 $51,728              $42,646
                                                  ======               ======

       Liabilities and Stockholders' Equity

Current liabilities:
     Advances on credit line                     $ 1,614                  $ -
     Current portion of long-term debt                62                   36
     Accounts payable                              1,229                  667
     Accrued payroll, payroll taxes
      and related benefits                        11,808                7,354
     Accrued workers' compensation claims
      liabilities                                  2,750                2,240
     Customer safety incentives payable            1,143                1,015
     Other accrued liabilities                       383                  606
                                                  ------               ------
         Total current liabilities                18,989               11,918
Long-term debt, net of current portion               810                  838
Customer deposits                                    951                  890
Long-term workers' compensation
 liabilities                                         606                  613
Other long-term liabilities                        1,022                    -
                                                  ------               ------
                                                  22,378               14,259
                                                  ------               ------
Commitments and contingencies

Redeemable common stock, 159 shares issued
 and outstanding (Note 2)                              -                2,825

Nonredeemable stockholders' equity:
     Common stock, $.01 par value; 20,500
      shares authorized, 6,727 and 6,625
      shares issued and outstanding, respectively     67                   66
     Additional paid-in capital                   11,685               10,929
     Retained earnings                            17,598               14,567
                                                  ------               ------
                                                  29,350               25,562
                                                  ------               ------
                                                 $51,728              $42,646
                                                  ======               ======

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                            Three Months Ended
                                                               September 30,
                                                         ----------------------
                                                          1997            1996
                                                         ------          ------
Revenues:
     Staffing services                                  $47,271         $32,612
     Professional employer services                      33,934          27,640
                                                         ------          ------
                                                         81,205          60,252
Cost of revenues:
     Direct payroll costs                                62,997          45,817
     Payroll taxes and benefits                           7,654           5,248
     Workers' compensation                                2,237           2,161
     Safety incentives                                      464             433
                                                         ------          ------
                                                         73,352          53,659
                                                         ------          ------

Gross margin                                              7,853           6,593

Selling, general and administrative
 expenses                                                 6,072           4,104
Amortization of intangibles                                 351             207
                                                         ------          ------

Income from operations                                    1,430           2,282

Other income (expense):
     Interest expense                                       (60)            (20)
     Interest income                                         84             129
     Other, net                                              (2)              -
                                                         ------          ------
                                                             22             109
                                                         ------          ------

Income before provision for income taxes                  1,452           2,391
Provision for income taxes                                  505             730
                                                         ------          ------

Net income                                              $   947         $ 1,661
                                                         ======          ======

Primary earnings per share (Note 6)                     $   .14         $   .24
                                                         ======          ======

Primary weighted average number of common
 stock equivalent shares outstanding                      6,727           7,019
                                                         ======          ======


   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                   Nine Months Ended
                                                     September 30,
                                               --------------------------
                                                1997               1996
                                               -------            -------
Revenues:
     Staffing services                        $118,405           $ 82,332
     Professional employer services             96,035             72,976
                                               -------            -------
                                               214,440            155,308
Cost of revenues:
     Direct payroll costs                      165,200            117,695
     Payroll taxes and benefits                 20,907             14,570
     Workers' compensation                       6,065              4,144
     Safety incentives                           1,168              1,142
                                               -------            -------
                                               193,340            137,551
                                               -------            -------

Gross margin                                    21,100             17,757

Selling, general and administrative
 expenses                                       15,444             11,671
Amortization of intangibles                        943                576
                                               -------            -------

Income from operations                           4,713              5,510

Other income (expense):
     Interest expense                             (127)               (62)
     Interest income                               273                380
     Other, net                                     (2)                 -
                                               -------            -------
                                                   144                318
                                               -------            -------

Income before provision for income taxes         4,857              5,828
Provision for income taxes                       1,826              2,036
                                               -------            -------

Net income                                    $  3,031           $  3,792
                                               =======            =======

Primary earnings per share (Note 6)           $    .45           $    .55
                                               =======            =======

Primary weighted average number of common
 stock equivalent shares outstanding             6,754              6,928
                                               =======            =======




   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                           --------------------------
                                                                                            1997                1996
                                                                                           -------             ------

Cash flows from operating activities:
     Net income                                                                            $ 3,031            $ 3,792
     Reconciliation of net income to cash
      from operations:
         Depreciation and amortization                                                       1,230                799
     Changes in certain assets and liabilities, net
      of assets acquired and liabilities assumed:
         Trade accounts receivable, net                                                     (4,773)            (4,186)
         Note receivable                                                                       324                  -
         Prepaid expenses and other                                                           (232)              (304)
         Deferred tax asset                                                                   (429)              (266)
         Accounts payable                                                                      553                336
         Accrued payroll, payroll taxes and related
          benefits                                                                           4,447              2,426
         Accrued workers' compensation claims
          liabilities                                                                          510               (259)
         Customer safety incentives payable                                                    128                261
         Income taxes payable                                                                    -                648
         Other accrued liabilities                                                            (347)                 -
         Customer deposits and long-term workers'
          compensation liabilities                                                              54                427
         Other long-term liabilities                                                            22                  -
                                                                                            ------             ------
     Net cash provided by operating activities                                               4,518              3,674
                                                                                            ------             ------

Cash flows from investing activities:
         Cash paid for acquisitions, including other
          direct costs (Note 3)                                                             (2,246)              (685)
         Purchases of fixed assets, net of amounts
          purchased in acquisitions                                                         (1,137)              (301)
         Proceeds from maturities of marketable
          securities                                                                         5,338              5,493
         Purchases of marketable securities                                                 (5,708)            (6,528)
                                                                                            ------             ------
     Net cash used in investing activities                                                  (3,753)            (2,021)
                                                                                            ------             ------

Cash flows from financing activities:
         Payment of credit line assumed in acquisition                                        (401)                 -
         Proceeds from credit line borrowings                                                1,614                  -
         Payments on long-term debt                                                            (57)               (24)
         Repurchase of common stock                                                         (2,825)                 -
         Proceeds from exercise of stock
          options and warrants                                                                 757                109
                                                                                            ------             ------
     Net cash (used in) provided by financing activities                                      (912)                85
                                                                                            ------             ------

Net (decrease) increase in cash and cash equivalents                                          (147)             1,738

Cash and cash equivalents, beginning of period                                               1,901              3,218
                                                                                            ------             ------

Cash and cash equivalents, end of period                                                   $ 1,754            $ 4,956
                                                                                            ======             ======

Supplemental schedule of noncash activities:
     Acquisition of other businesses:
         Cost of acquisitions in excess of fair market
          value of net assets acquired                                                     $ 3,179            $ 3,450
         Tangible assets acquired                                                              674                492
         Liabilities assumed                                                                 1,607                 52
         Common stock issued in connection with acquisitions                                     -              3,205

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

                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS 128 replaces APB Opinion 15, "Earnings Per Share," and simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. In accordance with this pronouncement, the Company will adopt the new standard for periods ending after December 15, 1997. The impact of the SFAS 128 EPS calculation for the three and nine-month periods ended September 30, 1997 is not material.

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


NOTE 4 - PROVISION FOR INCOME TAXES:

                  Deferred  tax  assets   (liabilities)  are  comprised  of  the
following components (in thousands):

                                                                  September 30, 1997              December 31, 1996
                                                                  ------------------              -----------------
Accrued workers' compensation claims
     liabilities                                                       $1,320                       $1,113

Allowance for doubtful accounts                                           133                           10

Tax depreciation in excess of book
     depreciation                                                        (164)                        (154)

Safety incentives                                                         331                          281

Book amortization of intangibles in excess
     of tax amortization                                                   88                           29
                                                                        -----                        -----

                                                                       $1,708                       $1,279
                                                                        =====                        =====

The provision for income taxes for the nine months ended September 30, 1997 and 1996, is as follows (in thousands):

                                                                           Nine Months               Nine Months
                                                                              Ended                     Ended
                                                                         Sept. 30, 1997            Sept. 30, 1996
                                                                         --------------            --------------
Current:
     Federal                                                                $1,892                      $2,045
     State                                                                     363                         257
                                                                             -----                       -----
                                                                             2,255                       2,302
Deferred:
     Federal                                                                  (355)                       (221)
     State                                                                     (74)                        (45)
                                                                             -----                       -----
                                                                              (429)                       (266)
                                                                             -----                       -----
         Provision for income taxes                                         $1,826                      $2,036
                                                                             =====                       =====

                  During the third quarter of 1997, the Company recognized, net of federal tax, a State of Oregon tax credit of approximately $61,000 related to surplus tax revenues collected by the State for prior tax years. The State is statutorily required to provide credits or refunds to taxpayers for excess tax revenues collected.


NOTE 5 - STOCK INCENTIVE PLAN:

                  In 1993, the Company adopted a stock incentive plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,300,000.

                  The following table summarizes options granted under the Plan in 1997:

Outstanding at December 31, 1996            491,998          $ 3.50 to $16.36

Options granted                             166,011          $13.38 to $17.94
Options exercised                           (42,375)         $ 3.50 to $15.06
Options canceled or expired                 (39,375)         $ 3.50 to $15.06
                                            -------

Outstanding at September 30, 1997           576,259          $ 3.50 to $17.94
                                            =======

Exercisable at September 30, 1997           228,208
                                            =======

Available for grant at
     September 30, 1997                     557,616
                                            =======

The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.


NOTE 6 - NET INCOME PER SHARE:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

                  The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three and nine-month periods ended September 30, 1997 and 1996.

                                                                          Percentage of Total Revenues
                                                            ---------------------------------------------------------
                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                            ----------------------             ----------------------

                                                            1997              1996             1997              1996
                                                            ----              ----             ----              ----
Revenues:
     Staffing services                                      58.2%             54.1%            55.2%             53.0%
     Professional employer services                         41.8              45.9             44.8              47.0
                                                           -----             -----            -----             -----
         Total revenues                                    100.0             100.0            100.0             100.0
                                                           -----             -----            -----             -----

Cost of revenues:
     Direct payroll costs                                   77.6              76.0             77.0              75.8
     Payroll taxes and benefits                              9.4               8.8              9.8               9.4
     Workers' compensation                                   2.8               3.6              2.8               2.7
     Safety incentives                                        .5                .7               .6                .7
                                                           -----             -----            -----             -----
          Total cost of revenues                            90.3              89.1             90.2              88.6
                                                           -----             -----            -----             -----

Gross margin                                                 9.7              10.9              9.8              11.4
Selling, general and administrative
 expenses                                                    7.5               6.8              7.2               7.5
Amortization of intangibles                                   .4                .3               .4                .4
                                                           -----             -----            -----             -----
Income from operations                                       1.8               3.8              2.2               3.5
Other income (expense)                                         -                .2               .1                .2
                                                           -----             -----            -----             -----
Pretax income                                                1.8               4.0              2.3               3.7
Provision for income taxes                                    .6               1.2               .9               1.3
                                                           -----             -----            -----             -----
Net income                                                   1.2               2.8              1.4               2.4
                                                           =====             =====            =====             =====

                 Three months ended September 30, 1997 and 1996

                  Net income for the third quarter of 1997 was $947,000, a decrease of $714,000 or 43.0% from the same period in 1996. The decrease in net income was attributable to a lower gross margin percentage and increased selling, general and administrative expenses. Earnings per share for the third quarter of 1997 were $.14, as compared to $.24 for the third quarter of 1996.

                  Revenues for the third quarter of 1997 totaled approximately $81.2 million, an increase of approximately $21.0 million or 34.8% over the third quarter of 1996. The quarter-over-quarter internal growth rate of revenues was 27.0%. The percentage increase in total revenues exceeded the internal growth rate of revenues primarily due to the acquisition of four staffing and PEO businesses since October 1, 1996.

                  The higher internal growth rate of revenues of 27.0% for the 1997 third quarter compared to 14.6% for the 1996 third quarter was primarily attributable to the opening of four new branch offices during 1996 and early 1997 in Boise, Idaho, Tucson, Arizona, Ontario, California, and Flint, Michigan, coupled with the continued growth in business at existing branch offices. Staffing services revenues increased approximately $14.7 million or 44.9%, while professional employer services revenues increased approximately $6.3 million or 22.8%, which resulted in an increase in the mix of staffing services to 58.2% of total revenues for the third quarter of 1997, as compared to 54.1% for the third quarter of 1996. The mix of professional employer services revenues had a corresponding decline from 45.9% for the third quarter of 1996 to 41.8% for the third quarter of 1997.

                  Gross margin for the third quarter of 1997 totaled approximately $7.9 million, which represented an increase of $1.3 million or 19.1% over the third quarter of 1996. Gross margin as a percentage of revenues, however, decreased to 9.7% of revenues for the third quarter of 1997, as compared to 10.9% for the same period of 1996. The decline in the gross margin percentage was due to higher direct payroll costs and payroll taxes and benefits, both in terms of total dollars and as a percentage of revenues. The effect of these higher costs was offset in part by lower workers' compensation expense as a percentage of revenues.

                  The increase in the percentage of direct payroll costs from 76.0% for the third quarter of 1996 to 77.6% for the third quarter of 1997 was primarily attributable to increased business activity in contract staffing and on-site management arrangements, which are typically higher volume, lower margin accounts. In many of these staffing arrangements, the Company acts as the master vendor, while other staffing services companies ("subcontractors") participate in the contract. Under such arrangements, the other staffing companies invoice Barrett for employees provided to Barrett. Barrett in turn invoices the customer at the subcontractors' invoice cost, which results in a pass-through of costs with no gross margin realized by the Company in accordance with industry practice. These pass-through costs, however, increase the percentage of revenues represented by direct payroll costs yielding a lower gross margin percentage.

                  During the third quarter of 1997, subcontractor labor costs totaled approximately $1.1 million, compared to approximately $300,000 for the 1996 third quarter. The impact of the subcontractor costs for the third quarter of 1997 was an increase of approximately 30 basis points in the direct payroll costs expressed as a percentage of revenues. In view of the dynamics of competitive market forces, including the increasing volume of large contract staffing and on-site management staffing contracts, there can be no assurance that the percentage of revenues represented by direct payroll costs will return to historical levels.

                  The increase in the percentage of payroll taxes and benefits from 8.8% of revenues for the third quarter of 1996 to 9.4% for the third quarter of 1997 was primarily due to the increase in seasonal employment and incremental new business in

California, which has a relatively high state unemployment tax rate.

                  Workers' compensation expense decreased from 3.6% of revenues for the third quarter of 1996 to 2.8% of revenues for the 1997 third quarter due to an overall reduction in severity of injuries. The 2.8% of revenues for the 1997 third quarter represents current loss experience for the third quarter and management's decision to (i) continue to increase the Company's accrual for future adverse loss development of open claims, and (ii) build an accrual for potential future catastrophic workers' compensation claims.

                  The  following   table   summarizes   certain   indicators  of
experience regarding the Company's self-insured workers' compensation program for each of the first three quarters of 1997 and 1996.

                   Self-Insured Workers' Compensation Profile

                                                                                         Total Workers'
                                                      Total Workers'                      Comp Expense
                     No. of Injury                     Comp Expense                         as a % of
                        Claims                        (in thousands)                      Total Payroll
                   ------------------               --------------------               --------------------
                    1997         1996               1997            1996               1997            1996
                    ----         ----               ----            ----               ----            ----

     Q1              321          193             $1,855          $  770                3.9%           2.4%
     Q2              419          312              1,973           1,213                3.6            3.1
     Q3              578          401              2,237           2,161                3.6            4.7
                   -----          ---              -----           -----
     YTD           1,318          906             $6,065          $4,144                3.7%           3.5%
                   =====          ===              =====           =====

                  Selling, general and administrative ("SG&A") expenses for the 1997 third quarter amounted to approximately $6.1 million, an increase of approximately $2.0 million or 48.0% over the comparable period in 1996. Selling, general and administrative expenses expressed as a percentage of revenues increased from 6.8% for the 1996 third quarter to 7.5% for the 1997 third quarter primarily due to an increase in bad debt expense attributable to a single customer of $250,000, coupled with the addition of high-quality personnel at several branches in order to better manage and grow the Company's business. Management believes that the Company's allowance for doubtful accounts is adequate at September 30, 1997. There can be no assurance, however, that future experience with respect to the Company's ability to collect accounts receivable will not be adverse. The increase in total SG&A dollars was also attributable to incremental branch office expenses as a result of the four acquisitions since October 1, 1996, as well as the opening of four new offices in 1996 and early 1997.

                  Amortization of intangibles totaled $351,000, or .4% of revenues, for the third quarter of 1997, which compares to $207,000 or .3% of revenues for the same period in 1996. The increased amortization expense was primarily due to the Company's four acquisitions since October 1, 1996.

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

                  Nine Months Ended September 30, 1997 and 1996

                  Net income for the nine months ended September 30, 1997 was $3,031,000, a decrease of $761,000 or 20.0% from the same period in 1996. The decrease in net income was primarily due to a lower gross margin percentage owing primarily to increased direct payroll costs. Net income per share for the nine months ended September 30, 1997 was $.45, as compared to $.55 for the nine months ended September 30, 1996.

                  Revenues for the nine months ended September 30, 1997 totaled approximately $214.4 million, an increase of approximately $59.1 million or 38.1% over the comparable period of 1996. The internal growth rate of revenues was 25.8%. The growth rate of total revenues exceeded the internal growth rate of revenues primarily due to the acquisition of four staffing and PEO businesses between November 1996 and April 1997.

                  The higher internal growth rate of revenues of 25.8% for 1997 compared to the 1996 period internal growth rate of 8.6% was primarily attributable to the opening of four new branch offices during 1996 and in early 1997, coupled with the continued growth in business at existing branch offices.

                  Gross margin for the nine months ended September 30, 1997 totaled approximately $21.1 million, which represented an increase of $3.3 million or 18.8% over the same period of 1996. The gross margin percent decreased to 9.8% of revenues for the first nine months of 1997, as compared to 11.4% for the same period of 1996. The decline in the gross margin percentage was primarily due to higher direct payroll costs both in terms of total dollars and as a percentage of revenues. The increase in the percentage of direct payroll costs from 75.8% for the first nine months of 1996 to 77.0% for the first nine months of 1997 was primarily attributable to increased business activity in contract staffing and on-site management arrangements.

                  Selling, general and administrative expenses for the nine months ended September 30, 1997 amounted to approximately $15.4 million, an increase of $3.8 million or 32.3% over the comparable period in 1996. These expenses, however, decreased from 7.5% of revenues for the 1996 period to 7.2% of revenues for 1997. The increase in total dollars was primarily attributable to additional branch office expenses as a result of the four acquisitions made since October 1, 1996, and the opening of four new offices.

                  Amortization of intangibles totaled $943,000 or .4% of revenues for the nine-month period ended September 30, 1997, which compares to $576,000 for the same period in 1996. The increased amortization expense was attributable to the four acquisitions made since October 1, 1996.

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

Liquidity and Capital Resources
-------------------------------

                  The Company's cash position of $1,754,000 at September 30, 1997 decreased by $147,000 from December 31, 1996. The decrease was primarily due to cash used in investing activities for acquisitions and in financing activities to satisfy the Company's obligation to repurchase shares of its common stock, offset in part by the cash provided by operating activities.

                  Net cash provided by operating activities for the nine months ended September 30, 1997 amounted to $4,518,000 as compared to $3,674,000 for the comparable 1996 period. For the 1997 period, cash flow generated by net income, together with an increase of $4,447,000 in accrued payroll and benefits, was offset in part by a $4,773,000 increase in trade accounts receivable. The $1,022,000 increase in other long-term liabilities includes the $1,000,000 deferred noncompete agreement arising from the acquisition of HR Only and is reflected in the supplemental schedule of noncash activities within the "liabilities assumed" caption.

                  Net cash used in investing activities totaled $3,753,000 for the nine months ended September 30, 1997, as compared to

$2,021,000 for the similar 1996 period. For the 1997 period, the principal uses of cash for investing activities were the acquisition of HR Only and the purchase of new computer hardware, as well as capitalized software implementation costs, in connection with the Company's new management information system which will, among other things, address the "Year 2000" issue. The Company presently has no material long-term capital commitments.

                  Net cash used in financing activities for the nine-month period ended September 30, 1997 was $912,000, which compares to net cash provided by financing activities of $85,000 for the comparable 1996 period. For the 1997 period, the principal use of cash for financing activities arose from the Company's obligation to redeem 159,154 shares of its common stock at a value of $2,824,984 pursuant to a Plan and Agreement of Reorganization between StaffAmerica, Inc. and the Company. The cash used for this stock redemption was offset in part by net proceeds from borrowings on the Company's revolving bank credit line in the amount of $1,614,000 and proceeds from the exercise of stock options and warrants totaling $757,000. As of the date of this report, an underwriter continues to hold warrants to purchase 30,000 shares of common stock at $4.20 per share issued in connection with the Company's 1993 initial public offering of its common stock.

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

                  The Company maintains an unsecured $4.0 million revolving credit facility with its principal bank and $1.6 million for standby letters of credit in connection with certain workers' compensation surety arrangements. Management expects the funds anticipated to be generated from operations, together with the credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

Inflation

                  Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

Forward-Looking Information
---------------------------

                  Statements in this report which are not historical in nature, including discussion of economic conditions in the Company's market areas, the potential for and effect of future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the tax-qualified status of the Company's 401(k) savings plan, the outcome of various legal proceedings, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, uncertainties regarding government regulation of PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, future experience in the collection of accounts receivable, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                           Part II - Other Information

Item 1.           Legal Proceedings

                  A lawsuit was filed in the Circuit Court of the State of Oregon for the County of Multnomah on February 5, 1997, by Javier and Ester Munoz, husband and wife, against Asger M. Nielson, doing business as Nielson and Son ("Nielson"), Rain-Master Roofing, Inc. ("Rain-Master"), and the Company. Mr. Munoz was employed by the Company under a PEO arrangement with Rain-Master, which is in the roofing business. On February 1, 1995, Rain-Master was providing roofing services at a construction site for which Nielson was serving as a general contractor. Mr. Munoz fell from the roof at the site in the course of his employment and is now a paraplegic as a result of the injuries he suffered. Until the filing of the lawsuit referred to above, Mr. Munoz's claim was being defended as a workers' compensation claim. In the lawsuit, the plaintiffs are seeking damages in the amount of $10,000,000 pursuant to claims for relief based on employer liability, intentional injury, product liability, negligence, breach of implied warranty and loss of consortium. On July 14, 1997, the court granted the Company's motion to dismiss the Company as a party to the lawsuit. The dismissal was without prejudice. The plaintiffs and the Company have agreed that the dismissal of the plaintiffs' suit be with prejudice and, therefore, the plaintiffs will be barred from refiling their suit against the Company. Nielson had previously filed a cross-claim against the Company for indemnity and contribution based on the same grounds as the plaintiffs' suit. Nielson has agreed to voluntarily dismiss the cross-claim against the Company.

                  On March 11, 1997, a Notice of Intent to Revoke Farm/Forest Labor Contractor License and to Assess Civil Penalties (the "Notice") was served on the Company by the Bureau of Labor and Industries of the State of Oregon (the "Bureau"). The Notice also names Daniel A. Hatfield, an employee of the Company. The Notice proposes to assess civil penalties in the amount of $488,000, based on the numbers of workers allegedly affected, for alleged noncompliance with various duties imposed on farm labor contracts by Oregon law, including licensing violations, failure to comply with wage payment laws, and failure to maintain and to provide workers and the Bureau with required documentation. A default judgment entered against the Company was withdrawn by an administrative law judge on April 23, 1997. An administrative hearing commenced in late September 1997 and is presently subject to a continuance to provide more time for discovery. Management is vigorously contesting the claims asserted in the Notice.

Item 6.           Exhibits and Reports on Form 8-K

         (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

         (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BARRETT BUSINESS SERVICES, INC.
                                             (Registrant)





Date:  November 12, 1997                     By: /s/ Michael D. Mulholland
                                                 Michael D. Mulholland
                                                 Vice President-Finance
                                                 (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT
-------

11       Statement of Calculation of Average
         Common Shares Outstanding

27       Financial Data Schedule