Form 10-K
period 1997-12-31
BARRETT BUSINESS SERVICES INC
filed 1998-03-31
CIK 902791

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997
                         Commission File Number 0-21886

                         BARRETT BUSINESS SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                      Maryland                 52-0812977
            (State or other jurisdiction    (I.R.S. Employer
                         of                Identification No.)
                  incorporation or
                    organization)
                                                 97201
               4724 SW Macadam Avenue          (Zip Code)
                  Portland, Oregon
                (Address of principal
                 executive offices)

       Registrant's telephone number, including area code: (503) 220-0988
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $.01 Per Share
                                (Title of class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ---

        State  the   aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant: $53,155,434 at February 27, 1998

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                 Class                     Outstanding at February 27, 1998
Common Stock, Par Value $.01 Per Share               6,743,563 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.


--------------------------------------------------------------------------------

                         BARRETT BUSINESS SERVICES, INC.
                         1997 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.     Business                                                           2

Item 2.     Properties                                                        11

Item 3.     Legal Proceedings                                                 11

Item 4.     Submission of Matters to a Vote of Security Holders               12

            Executive Officers of the Registrant                              13

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters                                                           14

Item 6.     Selected Financial Data                                           15

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             16

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk        22

Item 8.     Financial Statements and Supplementary Data                       22

Item 9.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure                                              22

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant                23

Item 11.    Executive Compensation                                            23

Item 12.    Security Ownership of Certain Beneficial Owners and Management    23

Item 13.    Certain Relationships and Related Transactions                    23

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K   24

Signatures                                                                    25

Financial Statements                                                         F-1

Exhibit Index

                                     PART I

ITEM 1.     BUSINESS
--------------------

GENERAL
        Barrett Business Services, Inc. ("Barrett" or the "Company"), was incorporated in the state of Maryland in 1965. Barrett is a leading human resource management company. The Company provides comprehensive outsourced solutions addressing the costs and complexities of a broad array of employment-related issues for businesses of all sizes. Employers are faced with increasing complexities in employment laws and regulations, employee benefits and administration, federal, state and local payroll tax compliance and mandatory workers' compensation coverage, as well as the recruitment and retention of quality employees. The Company believes that outsourcing the management of various employer and human resource responsibilities, which are typically considered non-core functions, enables organizations to focus on their core competencies, thereby improving operating efficiencies.

        Barrett's range of services and expertise in human resource management encompasses five major categories: payroll processing, employee benefits and administration, workers' compensation coverage, aggressive risk management and workplace safety programs, and human resource administration, which includes functions such as recruiting, interviewing, drug testing, hiring, placement, training and regulatory compliance. These services are typically provided through a variety of contractual arrangements, as part of either a traditional staffing service or a professional employer organization ("PEO") service. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing, and comprehensive on-site personnel management responsibilities. In a PEO arrangement, the Company enters into a contract to become a co-employer of the client company's existing workforce and assumes responsibility for some or all of the human resource management responsibilities. The Company's target PEO clients typically have limited resources available to effectively manage these matters. The Company believes that its ability to offer clients a broad mix of staffing and PEO services differentiates it from its competitors and benefits its clients through
(i) lower recruiting and personnel administration costs, (ii) decreases in payroll expenses due to lower workers' compensation and health insurance costs,
(iii) improvements in workplace safety and employee benefits, (iv) lower employee turnover and (v) reductions in management resources expended in labor-related regulatory compliance. For 1997 Barrett's staffing services revenues represented 55.2% of total revenues, compared to 44.8% for PEO services revenues.

        Barrett provides services to a diverse array of customers, including, among others, electronics manufacturers, various light-manufacturing industries, forest products and agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in numerous construction-related fields and various professional services firms. During 1997, the Company provided staffing services to approximately 5,400 customers. Although a majority of the Company's staffing customers are small to mid-sized businesses, during 1997 approximately 40 of the Company's customers have each utilized Barrett employees in a number ranging from at least 200 employees to as many as 1,800 employees through various staffing services arrangements. In addition, Barrett had approximately 654 PEO clients at December 31, 1997, compared to 780 at December 31, 1996. The decline in the number of PEO clients in 1997 as compared to 1996 reflects the Company's disciplined adherence to its safe-work policies and credit policies.

        The Company operates through a network of 24 branch offices in Oregon, California, Washington, Maryland, Delaware, Idaho, Arizona and Michigan. Barrett also has 22 smaller recruiting offices in its general market areas under the direction of a branch office.

OPERATING STRATEGIES
        The Company's principal operating strategies are to: (i) promote a decentralized and autonomous management philosophy and structure, (ii) motivate employees through wealth sharing, (iii) leverage zone and branch level economies of scale, (iv) provide a unique and efficient blend of staffing and PEO services and (v) control workers' compensation costs through effective risk management.

GROWTH STRATEGIES
        The Company's principal growth strategies are to: (i) expand through acquisitions of human resource-related businesses in new and existing geographic markets, (ii) ensure acquisitions are fully aligned with zone management to strengthen and expand operations, (iii) continue to support the full implementation of operational line authority through zone managers and (iv) enhance management information systems to support continued growth and to improve customer services.

RECENT ACQUISITIONS
        Effective February 1, 1997, the Company acquired D&L Personnel Department Specialists, Inc., dba HR Only, a staffing services company which specializes in human resource professionals with offices in Los Angeles and Garden Grove, California. The Company paid $1,800,000 in cash for all of the outstanding common stock of HR Only and $1,200,000 in cash for noncompete agreements with certain individuals, of which $1,000,000 will be deferred for five years and then be paid ratably over the succeeding five-year period. HR Only's revenues for the fiscal year ended January 31, 1997 were approximately $4.3 million.

        Effective April 13, 1997, the Company acquired certain assets of JRL Services, Inc., dba TLC Staffing, a provider of clerical staffing services located in Tucson, Arizona. TLC Staffing had revenues of approximately $800,000 (unaudited) for the year ended December 31, 1996. The Company paid $150,000 in cash for the assets and assumed an $18,000 office lease liability.

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

THE COMPANY'S SERVICES
        Overview of Services. The Company offers a continuum of human resource management services to its clients. While some services are more frequently associated with Barrett's co-employer arrangements, the Company's expertise in such areas as safety services and personnel-related regulatory compliance may also be utilized by its staffing services customers through the Company's human resource management services. The Company's range of services and expertise in human resource management encompasses five major categories:

        - Payroll Processing. For both the Company's PEO and staffing services employees, the Company performs all functions associated with payroll administration, including preparing and delivering paychecks, computing tax withholding and payroll deductions, handling garnishments, computing vacation and sick pay, and preparing W-2 forms and accounting reports through centralized operations at its headquarters in Portland, Oregon.

        - Employee Benefits and Administration. As a result of its size, Barrett is able to offer employee benefits which are not available at an affordable cost to many of its customers, particularly those with fewer than 100 employees. These benefits include health care insurance, a 401(k) savings plan, a Section 125 cafeteria plan, life and disability insurance, claims administration and a nonqualified deferred compensation plan.

        - Safety Services. Barrett offers safety services to both its staffing services and PEO customers in keeping with its corporate philosophy of "making the workplace safer." The Company has at least one risk manager available at each branch office to perform workplace safety assessments for each of its customers and to recommend actions to achieve safer operations. The Company's services include safety training and safety manuals for both workers and supervisors, job-site visits and meetings, improvements in workplace procedures and equipment to further reduce the risk of injury, compliance with OSHA requirements, environmental regulations, and workplace regulation by the U.S. Department of Labor and state agencies and accident investigations. As discussed under "Self-Insured Workers' Compensation Program" below, the Company also pays safety incentives to its customers who achieve improvements in workplace safety.

        -      Workers'  Compensation  Coverage.  Beginning in 1987, the Company
               acquired self-insured employer status for workers' compensation coverage in Oregon and is currently a qualified self-insured employer in many of the state and federal jurisdictions in which it operates. Through its third-party administrators, Barrett provides claims management services to its PEO customers. As discussed under "Self-Insured Workers' Compensation Program" below, the Company aggressively manages job injury claims, including identifying fraudulent claims and utilizing its staffing services to return workers to active employment earlier. As a result of its ability to manage workers' compensation costs, the Company is often able to reduce its clients' overall expenses arising out of job-related injuries and insurance.

        - Human Resource Administration. Barrett offers its clients the opportunity to leverage the Company's experience in personnel-related regulatory compliance. For both its PEO clients and for staffing services employees, the Company handles the burdens of advertising, recruitment, skills testing, evaluating job applications and references, drug screening, criminal and motor vehicle records reviews, hiring, and compliance with such employment regulatory areas as immigration, the Americans with Disabilities Act, and federal and state labor regulations.

        Staffing Services. Barrett's staffing services include on-demand or short-term staffing assignments, contract staffing, long-term or indefinite-term on-site management and human resource administration. Short-term staffing involves employee demands caused by such factors as seasonality, fluctuations in customer demand, vacations, illnesses, parental leave, and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining additional permanent employees. As more and more companies focus on cost-cutting and reducing overhead, the use of employees on a short-term basis allows firms to utilize the "just-in-time" approach to their personnel needs, thereby converting a portion of their fixed personnel costs to variable expense.

        Contract staffing refers to the Company's responsibilities for the placement of employees for a period of more than three months or an indefinite period. This type of arrangement often involves outsourcing an entire department in a large corporation or providing the manpower for a large project.

        In an on-site management arrangement, Barrett places an experienced manager on site at a customer's place of business. The manager is responsible for conducting all recruiting, screening, interviewing, testing, hiring and employee placement functions at the customer's facility for a long-term or indefinite period.

        The Company's staffing services customers operate in a broad range of businesses, including forest products and agriculture-based companies, electronic manufacturers, transportation and shipping companies, food processors, professional firms and construction contractors. Such customers range in size from small local firms to large national companies which use Barrett's services on a local basis. None of the Company's staffing services customers individually accounted for more than 10% of its total 1997 revenues.

        In 1997, light industrial workers generated approximately 70% of the Company's staffing services revenues, while technical personnel accounted for 18% of such revenues and clerical office staff represented the balance of 12%. Light industrial workers in the Company's employ perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers and drafters of electronic parts.

        Barrett emphasizes prompt, personalized service in assigning quality, trained, drug-free personnel at competitive rates to its staffing services customers. The Company uses internally developed computer databases of employee skills and availability at each of its branches to match customer needs with available qualified employees. The Company emphasizes the development of an understanding of the unique requirements of its clientele by its account managers. Customers are offered a "money-back" guarantee if dissatisfied with staffing employees placed by Barrett.

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

        Barrett's staffing services employees are not under its direct control while placed at a customer's worksite. Barrett has not experienced any significant liability due to claims arising out of negligent acts or misconduct by its staffing services employees. The possibility exists, however, of claims being asserted against the Company which may exceed the Company's liability insurance coverage, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        In a PEO services arrangement, Barrett enters into a contract to become a co-employer of the client company's existing workforce. Pursuant to this contract, Barrett assumes responsibility for some or all of the human resource management responsibilities, including payroll and payroll taxes, employee benefits, health insurance, workers' compensation coverage, workplace safety programs, compliance with federal and state employment laws, labor and workplace regulatory requirements and related administrative responsibilities. Barrett also hires and fires its PEO employees, although the client company remains responsible for day-to-day assignments, supervision and training and, in most cases, recruiting.

        The Company began offering PEO services to Oregon customers in 1990 and expanded these services to Maryland and Washington in the first and third quarters, respectively, of 1994, to Delaware and California in the second quarter of 1995, and to Idaho and Arizona in 1996. The Company has entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses with up to 100 employees. None of the Company's PEO clients individually accounted for more than 5% of its total annual revenues during 1997.

        Prior to entering into a co-employer arrangement, the Company performs an analysis of the potential client's actual personnel and workers' compensation costs based on information provided by the customer. Barrett introduces its workplace safety program and recommends improvements in procedures and equipment following a safety inspection of the customer's facilities which the potential client must agree to implement as part of the co-employer arrangement. Barrett also offers significant financial incentives to PEO clients to maintain a safe-work environment.

        The Company's standard PEO services agreement provides for services for an indefinite term, until notice of termination is given by either party. The agreement permits cancellation by either party upon 30 days written notice. In addition, the Company may terminate the agreement at any time for specified reasons, including nonpayment or failure to follow Barrett's workplace safety program.

        The form of agreement also provides for indemnification of the Company by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety or immigration laws or regulations. The Company also requires the client to maintain comprehensive liability coverage in the amount of $1,000,000 for acts of its worksite employees. In addition, the Company has excess liability insurance coverage in the amount of $2,000,000 per occurrence and policy limits of $5,000,000 in the aggregate. Although no claims exceeding such policy limits have been paid by the Company to date, the possibility exists that claims for amounts in excess of sums available to the Company through indemnification or insurance may be asserted in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

BILLING
        Through centralized operations at the Company's headquarters in Portland, Oregon, the Company prepares invoices weekly for its staffing services customers and following the end of each payroll period for PEO clients. Health insurance premiums are passed through to PEO clients. The Company requires a deposit from its PEO clients to cover one payroll period plus gross margin.

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

        Self Insurance for Workers' Compensation. In August 1987, Barrett became a self-insured employer for workers' compensation coverage in Oregon. The Company has subsequently obtained self-insured employer status for workers' compensation in four additional states, Maryland, Washington, Delaware and California. In addition, in May 1995, the Company was granted self-insured employer status by the U.S. Department of Labor for longshore and harbor ("USL&H") workers' compensation coverage. Regulations governing self-insured employers in each jurisdiction typically require the employer to maintain surety deposits of cash, government securities or other financial instruments to cover workers' claims in the event the employer is unable to pay for such claims.

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

        Claims Management. Pursuant to its self-insured status, the Company's workers' compensation expense is tied directly to the incidence and severity of workplace injuries to its employees. Barrett seeks to contain its workers' compensation costs through an aggressive approach to claims management. The Company uses managed-care systems to reduce medical costs and keeps time-loss costs to a minimum by assigning injured workers, whenever possible, to short-term assignments which accommodate the workers' physical limitations. The Company believes that these assignments minimize both time actually lost from work and covered time-loss costs. Barrett has also engaged third-party administrators ("TPAs") to provide additional claims management expertise. Typical management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and negotiating early settlements to eliminate future case development and costs. Barrett also maintains a mandatory corporate-wide pre-employment drug screening program and a mandatory post-injury drug test. The program is believed to have resulted in a reduction in the frequency of fraudulent claims and in accidents in which the use of illegal drugs appears to have been a contributing factor.

        Elements of Self-Insurance Costs. The costs associated with the Company's self-insured workers' compensation program include case reserves for reported claims, an additional expense provision (referred to as the "IBNR reserve") for unanticipated increases in the cost of open injury claims (known as "adverse loss development") and for claims incurred in prior periods but not reported, fees payable to the Company's TPAs, additional claims administration expenses, administrative fees payable to state and federal workers' compensation regulatory agencies, premiums for excess workers' compensation insurance, legal fees and safety incentive payments. Although not directly related to the size of the Company's payroll, the number of claims and correlative loss payments may be expected to increase with growth in the total number of employees. TPA fees also vary with the number of claims administered. The state assessments are typically based on payroll amounts and, to a limited extent, the amount of permanent disability awards during the previous year. Excess insurance premiums are also based in part on the size of the Company's payroll. Safety incentives expense may increase as the number of the Company's PEO employees rises, although increases will only occur for any given PEO client if such client's claims costs are below agreed-upon amounts.

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

        Approximately one-fourth of the Company's payroll exposure associated with staffing or PEO services is in relatively high-risk industries with respect to workplace injuries, including trucking, logging and construction. A failure to successfully manage the severity and frequency of workers' compensation injuries will have a negative impact on the Company. Management maintains clear guidelines for its branch managers, account managers, and loss control specialists directly tying their continued employment with the Company to their diligence in understanding and addressing the risks of accident or injury associated with the industries in which client companies operate and in monitoring the compliance by clients with workplace safety requirements. The Company has adopted a policy of "zero tolerance" for avoidable workplace injuries.

MANAGEMENT INFORMATION SYSTEM
        The Company performs all functions associated with payroll administration through its internal management information system. Each branch performs payroll data entry functions and maintains an independent database of employees and customers, as well as payroll and invoicing records. All processing functions are centralized at Barrett's corporate headquarters in
Portland, Oregon. Although the current system employed by the Company satisfactorily meets its current needs, the Company perceives it to be advantageous to significantly expand the capacity and capabilities through the utilization of new software technologies. Accordingly, management initiated a project in mid-1997 to convert to new technologies which it anticipates will enable the Company to more effectively accommodate its anticipated growth, maintain a cost-effective and efficient processing structure, improve functionality, meet expected customer requirements for expanded communication capabilities, and provide additional customer services and information reporting. The Company's new system will utilize client-server technology, an existing software product from an independent software development company and a relational database environment. Management estimates the total cost of implementing this project at approximately $2.5 million. The new system is currently expected to be operational in mid-1998 and will address all concerns related to what is commonly known as the "Year 2000 issue."

EMPLOYEES AND EMPLOYEE BENEFITS
        At December 31, 1997, the Company had approximately 18,925 employees, including approximately 12,800 staffing services employees, approximately 5,800 PEO employees and approximately 325 managerial, sales and administrative employees. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. During 1997, approximately 3% of the Company's employees were covered by a collective bargaining agreement. Each of Barrett's managerial, sales and administrative employees has entered into a standard form of employment agreement which, among other things, contains covenants not to engage in certain activities in competition with the Company for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. Barrett believes its employee relations are good.

        Benefits offered to Barrett's staffing services employees include group health insurance, a Section 125 cafeteria plan which permits employees to use pretax earnings to fund various services, including medical, dental and childcare, and a Section 401(k) savings plan pursuant to which employees may begin making contributions upon reaching 21 years of age and completing 1,000 hours of service in any consecutive 12-month period. The Company may also make contributions to the savings plan, which vest over seven years and are subject to certain legal limits, at the sole discretion of the Company's Board of Directors. In addition, the Company offers a nonqualified deferred compensation plan for highly compensated employees who are precluded from participation in the 401(k) plan. Employees subject to a co-employer arrangement may participate in the Company's benefit plans, provided that the group health insurance premiums may, at the client's option, be paid by payroll deduction. See "Regulatory and Legislative Issues--Employee Benefit Plans."

REGULATORY AND LEGISLATIVE ISSUES
        Business Operations. The Company is subject to the laws and regulations of the jurisdictions within which it operates, including those governing self-insured employers under the workers' compensation systems in Oregon, Washington, Maryland, Delaware, California and the U.S. Department of Labor for USL&H workers. An Oregon PEO company, such as Barrett, is required to be licensed as a worker-leasing company by the Workers' Compensation Division of the Oregon Department of Consumer and Business Services. Temporary staffing companies are expressly exempt from the Oregon licensing requirement. Oregon PEO companies are also required to ensure that each PEO client provides adequate training and supervision for its employees to comply with statutory requirements for workplace safety and to give 30 days' written notice in the event of a termination of its obligation to provide workers' compensation coverage for PEO employees and other subject employees of a PEO client. Although compliance with these requirements imposes some additional financial risk on Barrett, particularly with respect to those clients who breach their payment obligation to the Company, such compliance has not had a material adverse impact on Barrett's business, financial condition or results of operations.

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

        The Company offers various qualified employee benefit plans to its employees, including its worksite employees. These employee benefit plans include a savings plan (the "401(k) plan") under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. In addition, the Company offers a nonqualified deferred compensation plan, which is available to highly compensated employees who are not eligible for participation in the Company's 401(k) plan. Generally, qualified employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974 ("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees. See Item 7 of this report for a discussion of issues regarding qualification of the Company's employee benefit plans arising out of participation by the Company's PEO employees.


COMPETITION
        The PEO and staffing services businesses are characterized by rapid growth and intense competition. The staffing services market includes competitors of all sizes, including several, such as Manpower, Inc., Kelly Services, Inc., The Olsten Corporation, Interim Services, Inc., and Adia
Services, Inc., which are national in scope and have substantially greater financial, marketing and other resources than the Company. In addition to national companies, Barrett competes with numerous regional and local firms for both customers and employees. The Company estimates that at least 100 firms provide staffing services in Oregon. There are relatively few barriers to entry into the staffing services business. The principal competitive factors in the staffing services industry are price, the ability to provide qualified workers in a timely manner and the monitoring of job performance. The Company attributes its internal growth in staffing services revenues to the cost-efficiency of its operations which permits the Company to price its services competitively, and to its ability through its branch office network to understand and satisfy the needs of its customers with competent personnel.

        Although there are believed to be approximately 2,200 companies currently offering PEO services in the U.S., many of these potential competitors are located in states in which the Company presently does not operate. Barrett believes that there are approximately 50 firms offering PEO services in Oregon, but the Company has the largest presence in the state. The Company may face additional competition in the future from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. Certain PEO companies operating in areas in which Barrett does not now, but may in the future, offer its services have greater financial and marketing resources than the Company, such as The Vincam Group Inc., Administaff, Inc., Staff Leasing, Inc. and Paychex, Inc., among others. Competition in the PEO industry is based largely on price, although service and quality are also important. Barrett believes that its growth in PEO services revenues is attributable to its ability to provide small and mid-sized companies with the opportunity to provide enhanced benefits to their employees while reducing their overall personnel administration and workers' compensation costs. The Company's competitive advantage may be adversely affected by a substantial increase in the costs of maintaining its self-insured workers' compensation program. A general market decrease in the level of workers' compensation insurance premiums may also decrease demand for PEO services.

ITEM 2.       PROPERTIES
------------------------

         The Company provides staffing and PEO services through all 24 of its branch offices. The following table shows the locations of the Company's branch offices and the year in which each branch was opened or acquired. The Company's Oregon branches accounted for 53% of its total revenues in 1997. The Company also leases office space in 22 other locations in its market areas which it uses to recruit and place employees.


                                Year Opened                                              Year Opened
     Oregon Locations           or Acquired              Other Locations                 or Acquired
--------------------------    ----------------     ----------------------------     ---------------------
Portland (Industrial)               1984           Tucson, Arizona                          1996
Portland (Bridgeport)               1988           Sacramento, California                   1988
Bend                                1990           Santa Clara, California                  1994
Medford                             1990           Brea, California                         1996
Salem                               1990           Goleta, California                       1996
Albany                              1991           Ontario, California                      1996
Eugene                              1991           Oxnard, California                       1996
Portland (Leasing)                  1993           Los Angeles, California                  1997
Pendleton                           1994           Boise, Idaho                             1996
Hood River                          1996           Lutherville, Maryland                    1951
                                                   Salisbury, Maryland                      1994
                                                   Easton, Maryland                         1994
                                                   Flint, Michigan                          1997
                                                   Spokane, Washington                      1994

         The Company's corporate headquarters are located in an office building in Portland, Oregon, with approximately 9,200 square feet of office space. The building is subject to a mortgage loan with a principal balance of approximately $566,000 at December 31, 1997.

         The Company also owns another office building in Portland, Oregon, which houses its Portland/Bridgeport branch office. The building is subject to a mortgage loan with a principal balance at December 31, 1997, of approximately $273,000 and has approximately 7,000 square feet of office space.

         Barrett leases office space for its other branch offices. At December 31, 1997, such leases had expiration dates ranging from less than one year to six years, with total minimum payments through 2002 of approximately $2,170,000.

ITEM 3.       LEGAL PROCEEDINGS
-------------------------------

         A lawsuit was filed in the Circuit Court of the State of Oregon for the County of Multnomah on February 5, 1997, by Javier and Ester Munoz, husband and wife, against Asger M. Nielson, doing business as Nielson and Son ("Nielson"), Rain-Master Roofing, Inc. ("Rain-Master"), and the Company. Mr. Munoz was employed by the Company under a PEO arrangement with Rain-Master, which is in the roofing business. On February 1, 1995, Rain-Master was providing roofing services at a construction site for which Nielson was serving as a general contractor. Mr. Munoz fell from the roof at the site in the course of his employment and is now a paraplegic as a result of the injuries he suffered. Until the filing of the lawsuit referred to above, Mr. Munoz's claim was being defended as a workers' compensation claim. In the lawsuit, the plaintiffs were seeking damages in the amount of $10,000,000 pursuant to claims for relief based on employer liability, intentional injury, product liability, negligence, breach of implied warranty and loss of consortium.

         On July 14, 1997, the court granted the Company's motion to dismiss the Company as a party to the lawsuit. The dismissal was without prejudice. The plaintiffs and the Company agreed that the dismissal of the plaintiffs' suit was with prejudice and, therefore, the plaintiffs were barred from refiling their suit against the Company. A stipulated judgment dismissing plaintiffs' case against the Company was entered on October 16, 1997. Nielson had previously filed a cross-claim against the Company for indemnity and contribution based on the same grounds as the plaintiffs' suit. Nielson agreed to voluntarily dismiss the cross-claim against the Company.

         As part of a mediation held November 11, 1997, the Company agreed to waive a portion of its right to recoup certain sums previously paid to Mr. Munoz as part of the workers' compensation claim. As a result, a settlement was reached whereby the Company will receive reimbursement from Nielson of a portion of the workers' compensation benefits paid to Mr. Munoz and secured by the Company's workers' compensation lien. The Company paid no additional amounts to Mr. Munoz or any other party as a result of the settlement of this lawsuit. A final order of dismissal eliminating the remainder of the case has been executed by all parties and will be filed upon the completed execution of a mutual release of all claims.

         On March 11, 1997, a Notice of Intent to Revoke Farm/Forest Labor Contractor License and to Assess Civil Penalties (the "Notice") was served on the Company by the Bureau of Labor and Industries of the State of Oregon (the "Bureau"). The Notice also names Daniel A. Hatfield ("Hatfield"), an employee of the Company. The Notice proposed to assess civil penalties in the amount of $488,000, based on the numbers of workers allegedly affected, for alleged noncompliance with various duties imposed on farm labor contracts by Oregon law, including licensing violations, failure to comply with wage payment laws, and failure to maintain and to provide workers and the Bureau with required documentation. The case was resolved by a Stipulation, Agreement and Consent Final Order dated February 27, 1998 (the "Order") wherein the Bureau, the Company and Hatfield agreed to the following conditions: (i) the Company will terminate all farm and forest contracting work at the Company's Salem, Oregon branch for a period of three years; (ii) the Bureau will renew licenses for all other Company branches; (iii) Hatfield will not engage in such contracting work for three years; (iv) $50,000 in civil penalties assessed against Hatfield will be paid by the Company's Salem branch, and (v) $50,000 in civil penalties assessed against the Company was suspended and payment thereof will not be required unless the Bureau finds that the Company has willfully violated the statutory and regulatory requirements relating to farm labor contracts during the three years following the date of the initial Order.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

         EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table identifies, as of February 27, 1998, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

                                                                                 Officer
          Name             Age    Principal Positions and Business Experience     Since
------------------------- ------- ---------------------------------------------- ---------

William W. Sherertz         52    President; Chief Executive Officer; Director     1980

Michael D. Mulholland       46    Vice President-Finance and Secretary; Chief      1994
                                  Financial Officer

K. Risa Olsen               47    Vice President                                   1997

Gregory R. Vaughn           42    Vice President                                   1998

James D. Miller             34    Controller, Principal Accounting Officer         1994

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

         K. Risa Olsen rejoined the Company in April 1996 as National Accounts Manager. Ms. Olsen was appointed Vice President in January 1997. Prior to rejoining Barrett, she was a self-employed Area Director for The Worth Collection, Ltd., a national privately-held direct marketer of women's apparel, from November 1994 to March 1996. From January 1993 to October 1994, Ms. Olsen owned and operated a marketing organization for various manufacturers of women's apparel. Prior to 1993, Ms. Olsen was employed by The John H. Harland Co., a publicly-held provider of checks, forms, and business documents to financial institutions, as a District Manager. Ms. Olsen was previously employed by the Company from 1976 to 1981.

         Gregory R. Vaughn joined the Company in July 1997 as Operations Manager. Mr. Vaughn was appointed Vice President in January 1998. Prior to joining Barrett, Mr. Vaughn was Chief Executive Officer of Insource America, Inc., a privately-held human resource management company headquartered in Portland, Oregon, since 1996. Mr. Vaughn has also held senior management positions with Sundial Time Systems, Inc. and Continental Information Systems, Inc.

         James D. Miller joined the Company in January 1994 as Controller. From 1991 to 1994, he was the Corporate Accounting Manager for Christensen Motor Yacht Corporation. Mr. Miller, a certified public accountant on inactive status, was employed by Price Waterhouse LLP from 1987 to 1991.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
---------------------------------------------------------------------------
              MATTERS
              -------

         The Company's common stock (the "Common Stock") trades on The Nasdaq Stock Market under the symbol "BBSI." At February 27, 1998, there were 57 stockholders of record and approximately 2,500 beneficial owners of the Common Stock. The Company has not declared or paid any cash dividends since the closing of its initial public offering of Common Stock on June 18, 1993, and has no present plan to pay any cash dividends in the foreseeable future. The following table presents the high and low sales prices of the Common Stock for each quarterly period during the last two fiscal years, as reported by The Nasdaq Stock Market:

            1996                          High              Low
            ----                          ----              ---
            First Quarter               $ 20.75           $ 14.50
            Second Quarter                20.00             16.25
            Third Quarter                 22.25             14.00
            Fourth Quarter                17.50             13.50

            1997
            ----
            First Quarter               $ 19.00           $ 12.75
            Second Quarter                15.00             11.50
            Third Quarter                 17.50             13.63
            Fourth Quarter                17.25             11.00

         During 1997, the Company issued equity securities without registration under the Securities Act of 1933, in each case in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 regarding transactions by an issuer not involving a public offering, as follows:

60,000 shares of Common Stock issued in April 1997, upon the exercise of stock warrants with an exercise price of $3.50 per share issued in connection with the Company's initial public offering in June 1993.

ITEM 6.       SELECTED FINANCIAL DATA
-------------------------------------

         The following selected financial data should be read in conjunction with the Company's financial statements and the accompanying notes listed in
Item 14 of this report.

                                                                          Year Ended December 31
                                                                         -----------------------
                                                          1997          1996         1995         1994          1993
                                                      ---------     ----------    ----------     ---------    ---------
                                                                    (In thousands, except per share data)
Statement of Operations Data:
Revenues:
   Staffing services...............................   $ 155,192     $  112,778    $   99,036     $  71,148    $  41,755
   Professional employer services..................     125,814        101,148        79,480        68,571       57,950
                                                      ---------     ----------    ----------     ---------    ---------
       Total.......................................     281,006        213,926       178,516       139,719       99,705
                                                      ---------     ----------    ----------     ---------    ---------
Cost of revenues:
   Direct payroll costs............................     218,249        163,448       135,980       105,515       75,171
   Payroll taxes and benefits......................      24,996         18,755        14,993        11,925        9,349
   Workers' compensation...........................       8,146          5,938         6,073         5,069        4,591
   Safety incentives...............................       1,509          1,532           981         1,103          598
                                                      ---------     ----------    ----------     ---------    ---------
       Total.......................................     252,900        189,673       158,027       123,612       89,709
                                                      ---------     ----------    ----------     ---------    ---------
Gross margin.......................................      28,106         24,253        20,489        16,107        9,996
Selling, general, and administrative expenses......      20,887         16,034        13,657        10,302        6,450
Amortization of intangibles........................       1,292            820           564           430          370
                                                      ---------     ----------    ----------     ---------    ---------
Income from operations.............................       5,927          7,399         6,268         5,375        3,176
                                                      ---------     ----------    ----------     ---------    ---------
Other (expense) income:
   Interest expense................................        (162)           (82)          (75)         (106)         (86)
   Interest income.................................         362            534           400           224          161
   Other, net......................................           1             --            32            78          133
                                                      ---------     ----------    ----------     ---------    ---------
       Total.......................................         201            452           357           196          208
                                                      ---------     ----------    ----------     ---------    ---------
Income before provision for income taxes...........       6,128          7,851         6,625         5,571        3,384
Provision for income taxes(1)......................       2,303          2,815         2,507         2,105          437
                                                      ---------     ----------    ----------     ---------    ---------
       Net income..................................   $   3,825     $    5,036    $    4,118     $   3,466    $   2,947
                                                      =========     ==========    ==========     =========    =========
Basic net income per share.........................   $    0.57     $      .75    $      .64     $     .55
                                                      =========     ==========    ==========     =========
Weighted average basic shares......................       6,751          6,714         6,474         6,333
                                                      =========     ==========    ==========      ========
Diluted net income per share.......................   $    0.56     $     0.73    $     0.62     $    0.53
                                                      =========     ==========    ==========     =========
Weighted average diluted shares....................       6,885          6,935         6,680         6,591
                                                      =========     ==========    ==========     =========
Unaudited pro forma data(1):
       Net income..................................                                                           $   2,060
                                                                                                              =========
Basic net income per share(2)......................                                                           $     .39
                                                                                                              =========
Weighted average basic shares......................                                                               5,260
                                                                                                              =========
Diluted net income per share.......................                                                           $     .39
                                                                                                              =========
Weighted average diluted shares....................                                                               5,329
                                                                                                              =========
                                                                              As of December 31
                                                     ------------------------------------------------------------------
                                                         1997          1996            1995         1994         1993
                                                     ------------  -------------  ------------- ------------ ----------
                                                                               (In thousands)
Selected Balance Sheet Data:
Working capital....................................   $   10,613    $   11,557     $    8,417    $   4,889    $   7,017
Total assets.......................................       48,410        42,646         31,273       24,665       18,425
Long-term debt, net of current portion.............          531           838            875          908          946
Stockholders' equity...............................       30,144        25,562         20,034       14,455       10,480

---------------------------

(1) Effective July 1, 1987, the Company elected to be treated as a corporation subject to taxation under Subchapter S of the Internal Revenue Code, pursuant to which the earnings of the Company were attributable to the Company's stockholders rather than to the Company. The Company terminated its election on April 30, 1993, and recognized a cumulative net deferred tax asset of $505,000. The amounts shown reflect a pro forma tax provision as if the Company had been a Subchapter C corporation subject to income taxes for all periods presented.

(2) All share and per share amounts have been restated to reflect the 2-for-1 stock split effective May 23, 1994.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------------
              AND RESULTS OF OPERATIONS
              -------------------------

OVERVIEW
         The Company's revenues consist of staffing services and professional employer organization ("PEO") services. Staffing services revenues consist of short-term staffing, contract staffing and on-site management. PEO services refer exclusively to co-employer contractual agreements with PEO clients. The Company's revenues represent all amounts billed to customers for direct payroll, related employment taxes, workers' compensation coverage and a service fee (equivalent to a mark-up percentage). The Company's Oregon branches accounted for approximately 53% of its total revenues in 1997, and an additional 34% was derived from its branches in California and Washington. Consequently, weakness in economic conditions on the West Coast could have a material adverse effect on the Company's financial results.

         The Company's cost of revenues is comprised of direct payroll costs, payroll taxes and employee benefits, workers' compensation and safety incentives. Direct payroll costs represent the gross payroll earned by employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer's portion of Social Security and Medicare taxes, federal unemployment taxes, state unemployment taxes and employee reimbursements for materials, supplies and other expenses, which are paid by the customer. Workers' compensation expense consists primarily of the costs associated with the Company's self-insured workers' compensation program, such as claims reserves, claims administration fees, legal fees, state and federal administrative agency fees and reinsurance costs for catastrophic injuries. The Company also maintains a large-deductible workers' compensation insurance policy for employees working in states where the Company is not currently self-insured. Safety incentives represent cash incentives paid to certain PEO client companies as a reward for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined loss parameters.

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

         Selling, general and administrative expenses represent both branch and corporate operating expenses. Branch operating expenses consist primarily of branch office staff payroll and payroll related costs, advertising, rent, office supplies, depreciation and branch incentive compensation. Branch incentive compensation represents a combined 15% of branch pre-tax profits, of which 10% is paid to the branch manager and 5% is shared among the office staff. Corporate operating expenses consist primarily of executive and office staff payroll and payroll related costs, professional and legal fees, travel, depreciation, occupancy costs, information systems costs and executive and corporate staff incentive bonuses.

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

FORWARD-LOOKING INFORMATION
         Statements in this Item or in Item 1 of this report which are not historical in nature, including discussion of economic conditions in the Company's market areas, the potential for and effect of future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the tax-qualified status of the Company's 401(k) savings plan, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, uncertainties regarding government regulation of PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS
         The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the years ended December 31, 1997, 1996 and 1995, listed in Item 14 of this report. Certain 1996 and 1995 revenue and cost of revenue amounts have been reclassified to conform with the 1997 presentation. Such reclassifications had no impact on gross margin, net income or stockholders' equity. References to the Notes to Financial Statements appearing below are to the notes to the Company's financial statements listed in Item 14 of this report.

                                                                                  Percentage of Total Revenues
                                                                           -----------------------------------------
                                                                                    Years Ended December 31,
                                                                             1997             1996              1995
                                                                           -------           ------            ------
Revenues:
     Staffing services.................................................       55.2%            52.7%             55.5%
     Professional employer services....................................       44.8             47.3              44.5
                                                                            ------           ------            ------
         Total revenues................................................      100.0            100.0             100.0
                                                                            ------           ------            ------
Cost of revenues:
     Direct payroll costs..............................................       77.7             76.4              76.2
     Payroll taxes and benefits........................................        8.9              8.8               8.4
     Workers' compensation.............................................        2.9              2.8               3.4
     Safety incentives.................................................        0.5              0.7               0.5
                                                                            ------           ------            ------
         Total cost of revenues........................................       90.0             88.7              88.5
                                                                            ------           ------            ------
Gross margin...........................................................       10.0             11.3              11.5
Selling, general and administrative expenses...........................        7.4              7.5               7.7
Amortization of intangibles............................................        0.5              0.3               0.3
                                                                            ------           ------            ------
Income from operations.................................................        2.1              3.5               3.5
Other income (expense).................................................        0.1              0.2               0.2
                                                                            ------           ------            ------
Pretax income..........................................................        2.2              3.7               3.7
Provision for income taxes.............................................        0.8              1.3               1.4
                                                                            ------           ------            ------
Net income.............................................................        1.4%             2.4%              2.3%
                                                                            ======           ======            ======


YEARS ENDED DECEMBER 31, 1997 AND 1996
         Net income for 1997 amounted to $3,825,000, a decrease of $1,211,000 or 24.0% from 1996 net income of $5,036,000. The decrease in 1997 net income from 1996 was primarily due to a lower gross margin percentage, which resulted primarily from increased payroll costs as a percentage of revenues, offset in part by lower income taxes as a percentage of revenues. Diluted net income per share for 1997 was $0.56 compared to $0.73 for 1996.

         Total 1997 revenues were $281,006,000, which represented an increase of $67,080,000 or 31.4% over 1996 revenues of $213,926,000. The increase in revenues over 1996 was primarily due to a 1997 internal growth rate of 22.1%, combined with the effect from a full year of operations for five 1996 acquisitions, as well as from two acquisitions in the first half of 1997. Staffing services revenues increased 37.6% over 1996 primarily as a result of the growth in large contract staffing and on-site management services and the effect of a full year of operations for the 1996 acquisitions. Professional employer (staff leasing) services revenues increased 24.4% over 1996 due to the effect from a full year of operations for the 1996 acquisitions. Revenues from staffing services, as a percent of total revenues, increased in 1997 to 55.2% as compared to 52.7% of total revenues in 1996.

         During 1997, the Company closed its branch offices in Seattle, Washington and Phoenix, Arizona. Management relocated the Seattle operations to Tacoma, Washington in connection with a new customer base in the south Puget Sound area. The Phoenix office, which opened during the third quarter of 1996 and represented the Company's first office in Arizona, transferred its business to the expanding operations of the Company's Tucson, Arizona office.

         Gross margin for 1997 totaled $28,106,000, representing an increase of $3,853,000 or 15.9% over 1996. The gross margin rate of 10.0% of revenues represents a 130 basis point decline from 1996 due primarily to increases in direct payroll costs as a percentage of revenues. Direct payroll costs as a percentage of revenues increased primarily as a result of increased business activity in contract staffing and on-site management arrangements. The Company expects gross margin, as a percentage of revenues, to continue to be influenced by increases or decreases in contract staffing and on-site management arrangements, as well as by the adequacy of its estimates for workers' compensation liabilities, which may be negatively affected by unanticipated adverse loss development of claims reserves.

         The increase in direct payroll costs as a percentage of revenues from 76.4% for 1996 to 77.7% for 1997 was primarily attributable to increased business activity in contract staffing and on-site management arrangements, which are typically higher volume, lower margin accounts.

         Workers' compensation expense increased from 2.8% of revenues for 1996 to 2.9% of revenues for 1997. The increase in the total number of injury claims for 1997 over 1996 was due in large part to a new policy implemented in 1997 which records "first aid" type claims. Such claims totaled 276 for 1997 and were not recorded in 1996. The increase in workers' compensation expense for 1997 was generally attributable to a moderately higher incidence of injuries during 1997, as compared to 1996, and management's decision to (i) continue to increase the Company's accrual for future adverse loss development of open claims and (ii) build an accrual for potential future catastrophic workers' compensation claims.

         The  following  table  summarizes   certain  indicators  of  experience
regarding the Company's self-insured workers' compensation program by quarter for 1997 and 1996.

                            Self-Insured Workers' Compensation Profile


                                                 Total Workers' Comp           Total Workers'
                                                       Expense                Comp Expense as a
                    No. of Injury Claims            (in thousands)           % of Total Payroll
                   -----------------------    ---------------------------    --------------------
                     1997          1996          1997           1996          1997         1996
                   ----------    ---------    -----------    ------------    --------     -------
Q1                       321          193       $  1,855       $    770         3.9%       2.4%
Q2                       419          312          1,973          1,213         3.7%       3.1
Q3                       578          401          2,237          2,161         3.6%       4.7
Q4                       476          422          2,081          1,794         3.8%       3.9
                       -----        -----       --------       --------
For the Year           1,794        1,328       $  8,146       $  5,938         3.7%       3.6
                       =====        =====       ========       ========

         Selling, general and administrative expenses consist of compensation and other expenses incident to the operation of the Company's headquarters and branch offices and marketing of its services. Selling, general and administrative ("SG&A") expenses (excluding the amortization of intangibles) for 1997 amounted to approximately $20.9 million, an increase of approximately $4.9 million or 30.3% over 1996. Selling, general and administrative expenses expressed as a percentage of revenues decreased from 7.5% for 1996 to 7.4% for 1997. The increase in total SG&A dollars for 1997 over 1996 was primarily attributable to incremental branch office expenses as a result of the four acquisitions since October 1, 1996, the opening of four new offices in 1996 and early 1997, the addition of experienced personnel at several offices to expand the Company's managerial resources and a $0.7 million increase in bad debt expense. Two customers accounted for over one-half of the increase in bad debt expense. Management believes that the Company's allowance for doubtful accounts of $575,000 is adequate at December 31, 1997. There can be no assurance, however, that future experience with respect to the Company's ability to collect accounts receivable will not be adverse.

         Amortization of intangibles totaled $1,292,000 for 1997 or 0.5 % of revenues, which compares to $820,000 or 0.3% of revenues for 1996. The increased amortization expense for 1997 was primarily attributable to amortization arising from the four acquisitions made since October 1, 1996.

         The Company offers various qualified employee benefit plans to its employees, including its worksite employees. These qualified employee benefit plans include a savings plan (the "401(k) plan") under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, qualified employee benefit plans are subject to provisions of both the Code and ERISA. In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees.

         A definitive judicial interpretation of "employer" in the context of a PEO arrangement has not been established. The tax-exempt status of the Company's 401(k) plan and cafeteria plan is subject to continuing scrutiny and approval by the Internal Revenue Service (the "IRS") and depends upon the Company's ability to establish the Company's employer-employee relationship with PEO employees. The issue of whether the Company's tax-qualified benefit plans can legitimately include worksite employees under their coverage has not yet been resolved. If the worksite employees cannot be covered by the plans, then the exclusive benefit requirement imposed by the Code would not be met by the plans as currently administered and the plans could be disqualified.

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

YEARS ENDED DECEMBER 31, 1996 AND 1995
         Net income for 1996 amounted to $5,036,000, an increase of $918,000 or 22.3% over 1995 net income of $4,118,000. The increase in 1996 net income from 1995 was primarily due to continued growth in revenues and gross margin, which was offset in part by increased selling, general and administrative expenses. Diluted net income per share for 1996 was $0.73 compared to $0.62 for 1995.

         Total 1996 revenues were $213,926,000, which represented an increase of $35,410,000 or 19.8% over 1995 revenues of $178,516,000. The increase in revenues over 1995 was primarily due to a 1996 internal growth rate of 10.6%, coupled with the acquisition of five staffing and PEO businesses during 1996. Professional employer (staff leasing) services revenues increased 27.3% over 1995 due to the growth in the number of new PEO clients, primarily in Oregon and California. The growth in 1996 PEO services revenues was a result of internal sales efforts, together with the acquisitions made during 1996. Revenues from staffing services, as a percent of total revenues, declined in 1996 to 52.7% as compared to 55.5% of total revenues in 1995, despite a 13.9% growth rate over 1995.

         Gross margin for 1996 totaled $24,253,000, representing an increase of $3,764,000 or 18.4% over 1995. The gross margin rate of 11.3% of revenues for 1996 represented a 20 basis point decrease from 1995 due to slight increases in direct payroll costs and payroll taxes and benefits, offset in part by a decrease in workers' compensation expense as a percentage of total revenues.

         Workers' compensation expense, both in terms of total dollars and as a percent of total payroll dollars, improved in 1996 to $5,938,000 or 2.8% of revenues, compared to $6,073,000 or 3.4 % of revenues in 1995. The decrease in the 1996 expense was primarily the result of lower severity for 1996 claims, coupled with a slightly lower incidence of injuries compared to 1995.

         Selling, general and administrative expenses (excluding the amortization of intangibles) amounted to $16,034,000 or 7.5% of revenues for 1996, as compared to $13,657,000 or 7.7% of revenues for 1995. The increase in total dollars for 1996, as compared to 1995, was primarily due to additional branch office staff resulting from the five acquisitions consummated during 1996.

         Amortization of intangibles totaled $820,000 for 1996, or 0.3 % of revenues, which compared to $564,000 or 0.3% of revenues for 1995. The increased amortization expense for 1996 over 1995 was primarily attributable to the five acquisitions during 1996.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS
         The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims experience for workers' compensation, demand and competition for the Company's services and the effect of acquisitions. The Company's revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its PEO clients in the agriculture and forest products-related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs but may tend to represent a smaller percentage of revenues later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter, as well as adverse loss development of prior period claims during a subsequent quarter.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's cash position of $3,380,000 at December 31, 1997 increased $1,479,000 from December 31, 1996. The increase was primarily due to $7,783,000 provided by operations and $757,000 provided by the exercise of stock options and warrants, offset by $2,227,000 used for acquisitions, $1,469,000 used for the purchase of property and equipment and $2,825,000 used for the repurchase of common stock (see discussion below).

         Net cash provided by operating activities for 1997 amounted to $7,783,000 as compared to $2,208,000 for 1996. For 1997, cash flow was primarily generated by net income together with increases of $2,042,000 in accrued payroll and benefits and $900,000 in accrued workers' compensation claim liabilities. The $1,030,000 increase in other long-term liabilities includes the $1,000,000 deferred noncompete agreement arising from the acquisition of HR Only and is reflected in the supplemental schedule of noncash activities within the "liabilities assumed" caption.

         Net cash used in investing activities totaled $4,084,000 for 1997, as compared to $3,603,000 for 1996. During 1997, the Company paid $2,227,000 in cash in connection with the HR Only and TLC Staffing acquisitions and had capital expenditures of $1,469,000. Approximately $1.0 million of the total capital expenditures was related to new computer hardware and software for the Company's new management information system, which will address all concerns related to the "Year 2000 issue," as discussed in Item 1 under "Management Information System." During 1996, the Company paid $1,519,000 in cash in connection with five acquisitions, incurred $1,058,000 in capital expenditures and had net purchases of $1,026,000 of restricted marketable securities to satisfy various state and federal self-insured workers' compensation surety deposit requirements. The Company presently has no material long-term capital commitments.

         Net cash used in financing activities for 1997 totaled $2,220,000, which compares to $78,000 net cash provided by financing activities for 1996. For 1997, the principal use of cash used in financing activities arose from the Company's obligation to redeem 159,154 shares of its common stock at a value of $2,824,984 pursuant to a Plan and Agreement of Reorganization between StaffAmerica, Inc. and the Company. The cash used for this stock redemption was offset in part by net proceeds from the exercise of stock options and warrants totaling $757,000. As of the date of this report, an underwriter continues to hold warrants to purchase 30,000 shares of common stock at $4.20 per share issued in connection with the Company's 1993 initial public offering of its common stock. The unexercised warrants expire on June 10, 1998.

         The Company has an unsecured $4.0 million revolving credit facility with its principal bank and $2.1 million for standby letters of credit in connection with certain workers' compensation surety arrangements. There was no outstanding balance on the revolving credit facility at December 31, 1997. See
Note 7 of the Notes to Financial Statements. Management believes that the credit facility and other potential sources of financing, together with anticipated funds generated from operations, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

INFLATION
         Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------------

         No disclosure is required under this item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------------

         The financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 14.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------------
              FINANCIAL DISCLOSURE
              --------------------

         None.

                                    PART III

ITEM 10.      INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE
-------------------------------------------------------------

         The information required by Item 10, Directors and Executive Officers of the Registrant, is incorporated herein by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders ("Proxy Statement"), under the headings "Election of Directors" and "Stock Ownership by Principal Stockholders and Management--Section 16(a) Beneficial Ownership Reporting Compliance" or appears under the heading "Executive Officers of the Registrant" on page 13 of this report. The information required by Item 11, Executive Compensation, is incorporated herein by reference to the Proxy Statement, under the headings "Executive Compensation" and "Election of Directors--Compensation Committee Interlocks and Insider Participation." The information required by Item 12, Security Ownership of Certain Beneficial Owners and Management, is incorporated herein by reference to the Proxy Statement, under the heading "Stock Ownership by Principal Stockholders and Management--Beneficial Ownership Table." The information required by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Proxy Statement, under the heading "Election of Directors--Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
---------------------------------------------------------------------
              FORM 8-K
              --------

FINANCIAL STATEMENTS AND SCHEDULES
The Financial Statements, together with the report thereon of Price Waterhouse LLP, are included on the pages indicated below:

                                                                                            Page
                                                                                            ----
Report of Independent Public Accountants                                                     F-1

Balance Sheets - December 31, 1997 and 1996                                                  F-2

Statements of Operations for the years ended December 31, 1997, 1996 and 1995
                                                                                             F-3

Statements of Redeemable Common Stock and Nonredeemable Stockholders' Equity -
  December 31, 1997, 1996 and 1995                                                           F-4

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
                                                                                             F-5

Notes to Consolidated Financial Statements                                                   F-6

There are no schedules required to be filed herewith.

REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the quarter ended December 31, 1997.

EXHIBITS
Exhibits are listed in the Exhibit Index which follows the Financial Statements included in this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under
Item 10, "Executive Compensation Plans and Arrangements and Other Management Contracts" in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date:  March 30, 1998            By:  /s/ William W. Sherertz
                                      William W. Sherertz
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 1998.

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

* HERBERT L. HOCHBERG                 Director

* ANTHONY MEEKER                      Director

* STANLEY G. RENECKER                 Director

* By   /s/ Michael D. Mulholland
       Michael D. Mulholland
       Attorney-in-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Barrett Business Services, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of redeemable common stock and nonredeemable stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Barrett Business Services, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP


Portland, Oregon
February 11, 1998

BARRETT BUSINESS SERVICES, INC.
BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

-------------------------------------------------------------------------------------------------------------------

(in thousands, except par value)                                                     1997              1996
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                     $        3,380    $        1,901
   Trade accounts receivable, net                                                        19,366            19,057
   Note receivable (Note 2)                                                                   -               324
   Prepaid expenses and other                                                             1,080               914
   Deferred tax assets (Note 12)                                                          1,926             1,279
                                                                                ----------------  ----------------
        Total current assets                                                             25,752            23,475
Intangibles, net (Note 4)                                                                12,094            10,226
Property and equipment, net (Notes 5 and 8)                                               4,263             3,111
Restricted marketable securities and workers' compensation
  deposits (Note 6)                                                                       6,095             5,707
Other assets                                                                                206               127
                                                                                ----------------  ----------------
                                                                                 $       48,410    $       42,646
                                                                                ================  ================
                   LIABILITIES, REDEEMABLE COMMON STOCK AND
                      NONREDEEMABLE STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 8)                                    $          323    $           36
   Accounts payable                                                                         801               667
   Accrued payroll, payroll taxes and related benefits                                    9,403             7,354
   Accrued workers' compensation claim liabilities (Note 6)                               3,140             2,240
   Customer safety incentives payable                                                     1,073             1,015
   Other accrued liabilities                                                                399               606
                                                                                ----------------  ----------------
        Total current liabilities                                                        15,139            11,918
Long-term debt, net of current portion (Note 8)                                             531               838
Customer deposits                                                                           934               890
Long-term workers' compensation liabilities (Note 6)                                        632               613
Other long-term liabilities                                                               1,030                 -
                                                                                ----------------  ----------------
                                                                                         18,266            14,259
                                                                                ----------------  ----------------
Commitments and contingencies (Notes 9, 10 and 15)
Redeemable common stock, $.01 par value; 159 shares issued and
  outstanding at December 31, 1996 (Note 13)                                                  -             2,825
                                                                                ----------------  ----------------

Nonredeemable stockholders' equity:
   Common stock, $.01 par value; 20,500 shares authorized,
     6,743 and 6,625 shares issued and outstanding (Notes 13 and 14)                         67                66
   Additional paid-in capital                                                            11,685            10,929
   Retained earnings                                                                     18,392            14,567
                                                                                ----------------  ----------------
                                                                                         30,144            25,562
                                                                                ----------------  ----------------
                                                                                 $       48,410    $       42,646
                                                                                ================  ================

   The accompanying notes are an integral part of these financial statements.

BARRETT BUSINESS SERVICES, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                           1997              1996              1995

Revenues:
   Staffing services                                            $     155,192     $     112,778     $      99,036
   Professional employer services                                     125,814           101,148            79,480
                                                              ----------------  ----------------  ----------------
                                                                      281,006           213,926           178,516
                                                              ----------------  ----------------  ----------------

Cost of revenues:
   Direct payroll costs                                               218,249           163,448           135,980
   Payroll taxes and benefits                                          24,996            18,755            14,993
   Workers' compensation (Note 6)                                       8,146             5,938             6,073
   Safety incentives                                                    1,509             1,532               981
                                                              ----------------  ----------------  ----------------
                                                                      252,900           189,673           158,027
                                                              ----------------  ----------------  ----------------

Gross margin                                                           28,106            24,253            20,489

Selling, general and administrative expenses                           20,887            16,034            13,657
Amortization of intangibles (Note 4)                                    1,292               820               564
                                                              ----------------  ----------------  ----------------
Income from operations                                                  5,927             7,399             6,268
                                                              ----------------  ----------------  ----------------

Other (expense) income:
   Interest expense                                                      (162)              (82)              (75)
   Interest income                                                        362               534               400
   Other, net                                                               1                 -                32
                                                              ----------------  ----------------  ----------------
                                                                          201               452               357
                                                              ----------------  ----------------  ----------------

Income before provision for income taxes                                6,128             7,851             6,625

Provision for income taxes (Note 12)                                    2,303             2,815             2,507
                                                              ----------------  ----------------  ----------------

Net income                                                      $       3,825             5,036             4,118
                                                              ================  ================  ================

Basic earnings per share                                        $         .57               .75               .64
                                                              ================  ================  ================

Weighted average number of basic shares outstanding                     6,751             6,714             6,474
                                                              ================  ================  ================

Diluted earnings per share                                      $         .56               .73               .62
                                                              ================  ================  ================

Weighted average number of diluted shares outstanding                   6,885             6,935             6,680
                                                              ================  ================  ================

   The accompanying notes are an integral part of these financial statements.

BARRETT BUSINESS SERVICES, INC.
STATEMENTS OF REDEEMABLE COMMON STOCK AND
NONREDEEMABLE STOCKHOLDERS' EQUITY
DECEMBER 31, 1997, 1996 AND 1995

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                 NONREDEEMABLE STOCKHOLDERS' EQUITY
                                                                 ------------------------------------------------------------------
                                            REDEEMABLE                                       ADDITIONAL
                                           COMMON STOCK                COMMON STOCK            PAID-IN      RETAINED
(in thousands)                         SHARES        AMOUNT        SHARES        AMOUNT        CAPITAL      EARNINGS       TOTAL
                                     ------------  ------------  ------------  ------------  ------------  ------------  ----------

Balance, December 31, 1994                     -    $        -         6,367    $       64    $    8,978     $   5,413     $ 14,455

Common stock issued for acquisitions                                      67             1           910                        911
Common stock issued on exercise
  of options and warrants                                                124             1           549                        550
Net income                                                                                                       4,118        4,118
Contribution of common stock
  (Note 11)                                                               (7)                                                     -
                                     ------------  ------------  ------------  ------------  ------------  ------------  -----------

Balance, December 31, 1995                     -             -         6,551            66        10,437         9,531       20,034

Common stock issued for acquisitions         159         2,825            20                         380                        380
Common stock issued on exercise
  of options, net                                                         54                         112                        112
Net income                                                                                                       5,036        5,036
                                     ------------  ------------  ------------  ------------  ------------  ------------  -----------

Balance, December 31, 1996                   159         2,825         6,625            66        10,929        14,567       25,562

Common stock issued on exercise
  of options and warrants, net                                           118             1           756                        757
Repurchase of redeemable common
  stock                                     (159)       (2,825)                                                                   -
Net income                                                                                                       3,825        3,825
                                     ------------  ------------  ------------  ------------  ------------  ------------  -----------

Balance, December 31, 1997                     -    $        -         6,743    $       67    $   11,685    $   18,392    $  30,144
                                     ============  ============  ============  ============  ============  ============  ===========

   The accompanying notes are an integral part of these financial statements.

BARRETT BUSINESS SERVICES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                1997             1996             1995

Cash flows from operating activities:
   Net income                                                               $     3,825      $      5,036      $   4,118
   Reconciliations of net income to net cash provided
     by operating activities:
      Depreciation and amortization                                               1,683             1,126            812
      Gain on sales of marketable securities                                          -                 -            (42)
      Deferred taxes                                                               (647)             (342)           (23)
      Changes in certain  assets and  liabilities,  net of
       amounts  purchased in acquisitions:
        Trade accounts receivable, net                                              237            (5,834)        (3,520)
        Prepaid expenses and other                                                 (123)             (436)           121
        Accounts payable                                                            125               289            160
        Accrued payroll, payroll taxes and related benefits                       2,042             1,557            740
        Other accrued liabilities                                                  (331)              606              -
        Accrued workers' compensation claim liabilities                             900               148            183
        Customer safety incentives payable                                           58               239            (29)
        Customer deposits, other liabilities and other assets, net                  (16)             (181)           (24)
        Other long-term liabilities                                                  30                 -              -
                                                                          --------------  ----------------  -------------
Net cash provided by operating activities                                         7,783             2,208          2,496
                                                                          --------------  ----------------  -------------

Cash flows from investing activities:
   Cash paid for acquisitions, including other direct costs                      (2,227)           (1,519)        (1,199)
   Purchases of fixed assets, net of amounts purchased
     in acquisitions                                                             (1,469)           (1,058)          (369)
   Proceeds from maturities of marketable securities                              5,343             7,025          1,862
   Purchases of marketable securities                                            (5,731)           (8,051)        (2,305)
                                                                          --------------  ----------------  -------------
Net cash used in investing activities                                            (4,084)           (3,603)        (2,011)
                                                                          --------------  ----------------  -------------

Cash flows from financing activities:
   Payment of credit line assumed in acquisition                                   (401)                -              -
   Note receivable                                                                  324                 -              -
   Payments on long-term debt                                                       (75)              (34)           (31)
   Repurchase of common stock                                                    (2,825)                -              -
   Proceeds from the exercise of stock options and warrants                         757               112            550
                                                                          --------------  ----------------  -------------
Net cash (used in) provided by financing activities                              (2,220)               78            519
                                                                          --------------  ----------------  -------------

Net increase (decrease) in cash and cash equivalents                              1,479            (1,317)         1,004
Cash and cash equivalents, beginning of year                                      1,901             3,218          2,214
                                                                          --------------  ----------------  -------------
Cash and cash equivalents, end of year                                      $     3,380      $      1,901      $   3,218
                                                                          --------------  ----------------  -------------

Supplemental schedule of noncash activities:
   Acquisition of other businesses:
      Cost of acquisitions in excess of fair market value of
        net assets acquired                                                 $     3,160      $      4,337      $   2,080
      Tangible assets acquired                                                      674               494             30
      Liabilities assumed                                                         1,607               107              -
      Common stock issued in connection with acquisitions                             -             3,205            911

   The accompanying notes are an integral part of these financial statements.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS
     Barrett Business Services, Inc. ("Barrett" or "the Company"), a Maryland corporation, is engaged in providing staffing and professional employer services to a diversified group of customers through a network of branch offices throughout Oregon, Washington, Idaho, California, Arizona, Maryland, Delaware and Michigan. Approximately 53%, 66% and 68%, respectively, of the Company's revenues during 1997, 1996 and 1995 were attributable to its Oregon operations.

     REVENUE RECOGNITION
     The Company recognizes revenue as the services are rendered by its work force. Staffing services are engaged by customers to meet short-term and long-term personnel needs. Professional employer services are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, renewable annually, which cover all employees at a particular work site.

     CASH AND CASH EQUIVALENTS
     The Company considers nonrestricted short-term investments which are highly liquid, readily convertible into cash, and have original maturities of less than three months to be cash equivalents for purposes of the statements of cash flows.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS
     The Company had an allowance for doubtful accounts of $575,000 and $25,000 at December 31, 1997 and 1996, respectively.

     MARKETABLE SECURITIES
     At December 31, 1997 and 1996, marketable securities consisted primarily of governmental debt instruments with maturities generally from 90 days to 30 years (see Note 6). Marketable equity and debt securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of marketable securities are included in other (expense) income on the Company's statements of operations.

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

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INTANGIBLES (CONTINUED)
     The Company reviews for asset impairment at the end of each quarter or more frequently when events or changes in circumstances indicate that the carrying amount of intangible assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from the intangible assets. If the estimated net cash flows are less than the carrying amount of the intangible asset, the Company recognizes an impairment loss in an amount necessary to write down the intangible asset to a fair value as determined from expected future discounted cash flows. No write-down for impairment loss was recorded for the years ended December 31, 1997, 1996 and 1995.

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

     Interest paid during 1997, 1996, and 1995 did not materially differ from interest expense.

     Income taxes paid by the Company in 1997, 1996 and 1995 totaled $3,117,200, $2,939,900 and $2,510,700, respectively.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NET INCOME PER SHARE
     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", for the year ended December 31, 1997. SFAS No. 128 requires disclosure of basic and diluted earnings per share. All prior years have been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options and warrants.

     RECLASSIFICATIONS
     Certain prior year amounts have been reclassified to conform with the 1997 presentation. Such reclassifications have no impact on net income or stockholders' equity.

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


2.   ACQUISITIONS

     MID-DEL EMPLOYMENT SERVICE, INC.; SUSSEX EMPLOYMENT SERVICES, INC.; PPI (PRESTIGE PERSONNEL) - SALISBURY, INC.; AND DEL-MAR-VA NURSES-ON-CALL INC. On July 17, 1995, the Company purchased certain assets of Mid-Del Employment Service, Inc.; Sussex Employment Services, Inc.; PPI (Prestige Personnel) - Salisbury, Inc.; and Del-Mar-Va Nurses-On-Call Inc. (collectively, "the Maryland and Delaware companies"). These companies were engaged in the temporary staffing business in eastern Maryland and Delaware. The all-cash purchase price of $969,000 (inclusive of acquisition-related costs of $19,000) was accounted for under the purchase method of accounting, which resulted in $944,000 of intangible assets and $25,000 of fixed assets.

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

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


2.   ACQUISITIONS (CONTINUED)

     STAFFAMERICA, INC.
     On April 1, 1996, the Company acquired certain assets and the business of StaffAmerica, Inc., pursuant to a Plan and Agreement of Reorganization. StaffAmerica provides both temporary staffing and staff leasing services through its two offices located in Goleta and Oxnard, California. In 1995, StaffAmerica had revenues of approximately $6.7 million. In exchange for the StaffAmerica assets and business operations, the Company issued 157,464 shares of its common stock valued at $2,795,000, assumed a StaffAmerica liability of $50,000 for customer deposits, issued to each of the two owners of StaffAmerica 845 shares of Company common stock for their covenants not to compete, and incurred $102,000 in acquisition-related costs. The acquisition was accounted for under the purchase method of accounting, which resulted in $2,597,000 of intangible assets, a promissory note receivable of $324,000 from the seller, and $56,000 in fixed assets. The $324,000 promissory note was repaid to the Company during 1997.

     On April 11, 1997, pursuant to the Plan and Agreement of Reorganization between StaffAmerica, Inc. and the Company, the Company repurchased from StaffAmerica and its two shareholders all 159,154 shares of common stock previously issued by the Company as consideration for the acquisition, for a total of $2,824,984 or $17.75 per share. Upon completion of the share repurchase, the Company canceled the shares of common stock.

     JOBWORKS AGENCY, INC.
     On April 8, 1996, the Company acquired certain assets and the business of JobWorks Agency, Inc. (JobWorks) by way of a Plan and Agreement of Reorganization. JobWorks provided both temporary staffing and staff leasing services through its two offices located in Hood River and The Dalles, Oregon. JobWorks had revenues of approximately $1.2 million (unaudited) in 1995. The Company issued 20,446 shares of its common stock with a then-fair value of $380,000 for the assets and business of JobWorks, assumed a customer deposit liability of $2,000, and incurred $14,000 in acquisition-related costs. The Company paid $20,000 in cash for the selling shareholder's agreement of noncompetition. The acquisition was accounted for under the purchase method of accounting, which resulted in $324,000 of intangible assets, $72,000 in accounts receivable, and $20,000 in fixed assets.

     CASCADE TECHNICAL STAFFING
     Effective August 26, 1996, the Company acquired certain assets of Cascade Technical Staffing (Cascade). Cascade provided technical and light industrial staffing services primarily in the electronics industry through its Beaverton, Oregon office. Cascade had revenues of approximately $3.5 million (unaudited) in 1995. The Company paid $550,000 in cash for the assets and incurred $6,000 in acquisition-related costs. The acquisition was accounted for under the purchase method of accounting, which resulted in $536,000 of intangible assets and $20,000 of fixed assets.

     CALIFORNIA EMPLOYER SERVICES, INC.
     Effective November 4, 1996, the Company purchased the staff leasing division of California Employer Services, Inc. (CES), an Orange County, California staffing services company. The CES division had revenues of approximately $10.5 million (unaudited) for the fiscal year ended September 30, 1996. The Company paid $624,000 in cash for the division, assumed a customer deposit liability of $36,000, and incurred $25,000 in acquisition-related costs. The transaction was accounted for under the purchase method of accounting, which resulted in $685,000 of intangible assets.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


2.   ACQUISITIONS (CONTINUED)

     PROFESSIONAL PERSONNEL, INC.
     Effective November 25, 1996, the Company purchased certain assets of Professional Personnel, Inc. (PPI), a provider of staff leasing services located in Downey, California. PPI had revenues of approximately $2.4 million (unaudited) for the year ended September 30, 1996. The Company paid $176,000 in cash for certain assets, assumed a customer deposit liability of $19,000, and incurred $2,000 in acquisition-related costs. The transaction was accounted for under the purchase method of accounting, which resulted in $195,000 of intangible assets and $2,000 of fixed assets.

     HR ONLY
     Effective February 1, 1997, the Company acquired D&L Personnel Department Specialists, Inc., dba HR Only, a staffing services company which specializes in human resource professionals, with offices in Los Angeles and Garden Grove, California. The Company paid $1,800,000 in cash for all of the outstanding common stock of HR Only and $1,200,000 in cash for noncompete agreements with certain individuals, of which $1,000,000 was deferred with simple interest at 5% per annum for five years and then be paid ratably over the succeeding five-year period. The deferred portion of the noncompete agreement is presented on the balance sheet in other long-term liabilities. HR Only's revenues for the fiscal year ended January 31, 1997 were approximately $4.3 million. The transaction was accounted for under the purchase method of accounting, which resulted in $3,027,000 of intangible assets, including $92,000 for acquisition-related costs, and $65,000 of net tangible assets.

     TLC STAFFING
     Effective April 13, 1997, the Company purchased certain assets of JRL Services, Inc., dba TLC Staffing, a provider of clerical staffing services located in Tucson, Arizona. TLC Staffing had revenues of approximately $800,000 (unaudited) for the year ended December 31, 1996. The Company paid $150,000 in cash for the assets, assumed an $18,000 office lease liability and incurred $4,000 in acquisition related costs. The transaction was accounted for under the purchase method of accounting, which resulted in $152,000 of intangible assets and $2,000 of fixed assets.

     PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)
     The operating results of each of the above acquisitions are included in the Company's results of operations from the respective date of acquisition. The following unaudited summary presents the combined results of operations as if the StaffAmerica, Cascade Technical Staffing, California Employer Services, and HR Only acquisitions had occurred at the beginning of 1996, after giving effect to certain adjustments for the amortization of intangible assets, taxation and cost of capital. The other acquisitions made since January 1, 1996 are not included in the pro forma information as their effect is not material.

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                         1997           1996
                                                    -------------  -------------
     (in thousands, except per share amounts)
     Revenue                                        $     281,361  $     232,280
                                                    =============  =============
     Net income                                     $       3,829  $       5,284
                                                    =============  =============
     Basic earnings per share                       $         .57  $         .78
                                                    =============  =============
     Diluted earnings per share                     $         .56  $         .76
                                                    =============  =============

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


2.   ACQUISITIONS (CONTINUED)

     The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date, or of results which may occur in the future.


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

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments, marketable securities, and trade accounts receivable. The Company restricts investment of temporary cash investments and marketable securities to financial institutions with high credit ratings and to investments in governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. At December 31, 1997, the Company had significant concentrations of credit risk as follows:

     - Marketable securities - $2,155,000 of marketable securities at December 31, 1997 consisted of Oregon State Housing & Community Service Bonds.

     - Trade receivables - $2,500,000 of trade receivables were with two customers at December 31, 1997 (13% of trade receivables outstanding at December 31, 1997).

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


4.   INTANGIBLES

     Intangibles consist of the following (in thousands):


                                                                                         1997            1996
                                                                                   --------------   --------------

      Covenants not to compete                                                       $     3,269     $      2,049
      Goodwill                                                                            12,925           10,985
      Customer lists                                                                         358              358
                                                                                   --------------   --------------
                                                                                          16,552           13,392
      Less accumulated amortization                                                        4,458            3,166
                                                                                   --------------   --------------
                                                                                     $    12,094     $     10,226
                                                                                   --------------   --------------


5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):


                                                                                         1997            1996
                                                                                   --------------   --------------

     Office furniture and fixtures                                                   $     2,884       $    2,360
     Computer hardware and software                                                        1,683              677
     Buildings                                                                             1,201            1,183
     Vehicles                                                                                 55               60
                                                                                   --------------   --------------
                                                                                           5,823            4,280
     Less accumulated depreciation                                                         1,868            1,477
                                                                                   --------------   --------------
                                                                                           3,955            2,803
     Land                                                                                    308              308
                                                                                   --------------   --------------
                                                                                     $     4,263       $    3,111
                                                                                   --------------   --------------

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

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


6.   ACCRUED WORKERS' COMPENSATION CLAIM LIABILITIES (CONTINUED)

     The Company has provided $3,772,000 and $2,853,000 at December 31, 1997 and 1996, respectively, as an estimated liability for unsettled workers' compensation claims. This estimated liability represents management's best estimate which includes, in part, an evaluation of information provided by the Company's third-party administrators and its independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operations as they become known. The Company believes that the difference between amounts recorded for its estimated liability and the possible range of costs of settling related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to results of operations.

     The United States Department of Labor and the States of Oregon, Maryland, Washington, and California require the Company to maintain specified investment balances or other financial instruments, totaling $7,698,000 at December 31, 1997 and $7,151,000 at December 31, 1996, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 1997, the Company has provided letters of credit in the amount of $2,096,000 and surety bonds totaling $457,000. The investments are included in restricted marketable securities and workers' compensation deposits in the accompanying balance sheets.

     Liabilities incurred for work-related employee fatalities are recorded either at an agreed lump-sum settlement amount or the net present value of future fixed and determinable payments over the actuarially determined remaining life of the beneficiary, discounted at a rate that approximates a long-term, high-quality corporate bond rate. The Company has obtained excess workers' compensation insurance to limit its self-insurance exposure to $350,000 per occurrence in all states, except for $300,000 in Maryland and $500,000 per occurrence for USL&H exposure. The excess insurance provides unlimited coverage above the aforementioned exposures. At December 31, 1997, the Company has recorded $632,000 for work-related catastrophic injuries and fatalities in long-term workers' compensation liabilities in the accompanying balance sheets.

     The aggregate undiscounted pay-out amount for the catastrophic injuries and fatalities is $1,570,000. The actuarially determined pay-out periods to the beneficiaries range from nine years to 44 years. As a result, the five-year cash requirements related to these claims are immaterial.

     The workers' compensation expense in the accompanying statements of operations consists of $8,099,000, $5,799,000 and $5,802,000 for self-insurance expense for 1997, 1996 and 1995, respectively. Premiums in the insured states were $47,000, $139,000 and $271,000 for 1997, 1996 and
     1995, respectively.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


7.   CREDIT FACILITY

     Effective May 30, 1997, the Company renegotiated its loan agreement ("the Agreement") with a major bank, which provides for (a) an unsecured revolving credit facility for working capital purposes, (b) a term real estate loan (Note 8) and (c) standby letters of credit totaling $2,096,000, in connection with certain workers' compensation surety arrangements. The Agreement expires on May 31, 1998 and currently permits total borrowings of up to $4,000,000 under the revolving credit facility. The interest rates available Federal on outstanding balances under the revolving credit facility include Prime Rate, Funds Rate plus 1.75%, or Adjusted Eurodollar Rate plus 1.25%. Under the loan agreement, the Company is required to maintain a zero outstanding balance against the revolving credit facility for a minimum of 30 consecutive days during each year. The pledging of any of the Company's assets, other than existing mortgages on its real property, is limited to a pro rata basis with any other lender.

     During the year ended December 31, 1997, the maximum balance outstanding under the revolving credit facility was $3,556,000, the average balance outstanding was $1,412,000, and the weighted average interest rate during the period was 7.3%. The weighted average interest rate during 1997 was calculated using daily weighted averages. There were no borrowings on the revolving credit facility during 1996.

8.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                 1997            1996
                                                                             -----------     -----------
                                                                                     (IN THOUSANDS)

      Mortgage  note  payable  in  monthly  installments  of  $2,784, including interest at 11% per annum  through  1998,  with a principal  payment of $269,485 due in 1998, secured by land
       and building                                                          $      273      $      276
      Mortgage  note  payable  in  monthly  installments  of  $6,730, including interest at 8.15% per annum  through 2003, with a principal  payment of $366,900 due in 2003, secured by land
       and building (Note 7)                                                        566             598
      Capitalized lease equipment with monthly installments of
        $2,965, including interest at 11.5% per annum through 1998,
        secured by equipment                                                         15               -
                                                                             ----------      ----------
                                                                                    854             874
      Less portion due within one year                                              323              36
                                                                             ----------      ----------
                                                                             $      531      $      838
                                                                             ==========      ==========

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


8.   LONG-TERM DEBT (CONTINUED)

     Maturities on long-term debt are summarized as follows at December 31, 1997 (in thousands):

      YEAR ENDING
      DECEMBER 31,
-------------------------

          1998                                $     323
          1999                                       39
          2000                                       42
          2001                                       45
          2002                                       49
       Thereafter                                   356
                                              ----------
                                              $     854
                                              ==========

9.   SAVINGS PLAN

     On April 1, 1990, the Company established a Section 401(k) employee savings plan for the benefit of its eligible employees. All employees 21 years of age or older become eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive 12-month period following the initial date of employment. Employees covered under a co-employer (PEO) contract receive credit for prior employment with the PEO client for purposes of meeting savings plan service eligibility. The determination of Company contributions to the plan, if any, is subject to the sole discretion of the Company. Participants' interests in Company contributions to the plan vest over a seven-year period. Company contributions to the plan were $111,000, $134,000 and $142,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Recent attention has been placed by the Internal Revenue Service ("the IRS") and the staff leasing industry on IRC Section 401(k) plans sponsored by staff leasing companies. As such, the tax-exempt status of the Company's plan is subject to continuing scrutiny and approval by the IRS and to the Company's ability to support to the IRS the Company's employer-employee relationship with leased employees. In the event the tax-exempt status were to be discontinued and the plan were to be disqualified, the operations of the Company could be adversely affected. The Company has not recorded any provision for this potential contingency, as the Company and its legal counsel cannot presently estimate either the likelihood of disqualification or the resulting range of loss, if any.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


10.  COMMITMENTS

     LEASE COMMITMENTS
     The Company leases its branch offices under operating lease agreements which require minimum annual payments as follows (in thousands):

            YEAR ENDING
            DECEMBER 31,
         -------------------
                1998                          $     834
                1999                                630
                2000                                399
                2001                                226
                2002                                 81
                                              ---------
                                              $   2,170
                                              =========

     Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $1,139,000, $799,000 and $607,000, respectively.


11.  RELATED PARTY TRANSACTIONS

     During 1997, 1996 and 1995, the Company recorded revenues of $4,047,000, $4,086,000 and $3,753,000, respectively, and cost of revenues of $3,719,000, $3,768,000 and $3,408,000, respectively, for providing services to a company of which a then director of the Company was president and majority stockholder. At December 31, 1997 and 1996, Barrett had trade receivables from this company of $188,000 and $126,000, respectively.

     At December 31, 1993, the President and Chief Executive Officer of the Company, pursuant to the approval of a majority of the disinterested outside directors, agreed to personally guarantee, at no cost to the Company, the repayment of a $111,000 receivable from an unrelated, insolvent customer. During 1995, pursuant to this agreement, the Company exercised its right to the personal guarantee provided by the Company's Chief Executive Officer. Accordingly, the Chief Executive Officer surrendered to the Company 7,400 shares of common stock of Barrett Business Services, Inc., with a then-fair market value of $111,000 or $15.00 per share, in satisfaction of the guarantee. The Company subsequently retired the shares and the par value of the shares was reclassified to additional paid-in capital. The uncollectible account was included in the Company's provisions for doubtful accounts during 1993 and 1994.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


12.  INCOME TAXES

     The provisions for income taxes are as follows (in thousands):

                                                                            YEAR ENDED DECEMBER 31,
                                                                   1997               1996              1995
                                                              ----------------   ----------------  ----------------
        Current:
          Federal                                              $        2,471     $        2,681    $        2,067
          State                                                           479                476               463
                                                              ----------------   ----------------  ----------------
                                                                        2,950              3,157             2,530
                                                              ----------------   ----------------  ----------------

        Deferred:
          Federal                                                        (535)              (283)              (19)
          State                                                          (112)               (59)               (4)
                                                              ----------------   ----------------  ----------------
                                                                         (647)              (342)              (23)
                                                              ----------------   ----------------  ----------------
        Total provision                                        $        2,303     $        2,815    $        2,507
                                                              ================   ================  ================

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                                                    1997              1996
                                                                               ----------------  ----------------
        Accrued workers' compensation claim liabilities                         $        1,469    $        1,113
        Allowance for doubtful accounts                                                    236                10
        Tax depreciation in excess of book depreciation                                   (165)             (154)
        Safety incentives                                                                  276               281
        Amortization of intangibles                                                        110                29
                                                                               ----------------  ----------------
                                                                                $        1,926    $        1,279
                                                                               ================  ================

     The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

                                                                           YEAR ENDED DECEMBER 31,
                                                                  1997               1996              1995
                                                              --------------     --------------    --------------
        Statutory federal tax rate                                     34.0 %             34.0 %            34.0 %
        State taxes, net of federal benefit                             3.5                3.5               4.6
        Nondeductible amortization of intangibles                       1.3                 .1                .1
        Federal tax-exempt interest income                             (1.0)              (1.4)             (1.3)
        Other, net                                                      (.2)               (.3)               .6
                                                              --------------     --------------    --------------
                                                                       37.6 %             35.9 %            38.0 %
                                                              ==============     ==============    ==============

     During 1997, the Company recognized a State of Oregon tax credit of approximately $121,000 related to the 1996 tax year. During 1996, the Company recognized a State of Oregon surplus tax refund of approximately $145,000 related to tax years 1993 through 1995.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


13.  REDEEMABLE COMMON STOCK AND NONREDEEMABLE STOCKHOLDERS' EQUITY

     REDEEMABLE COMMON STOCK
     As part of the 1996 acquisition of StaffAmerica discussed in Note 2, the Company granted "put rights" to certain shareholders that required the Company to redeem 159,154 shares of its common stock at a redemption price of $17.75 per share for a total of $2,824,984 on April 11, 1997.

     At December 31, 1996, the shares of common stock subject to the "put rights" are presented in the accompanying balance sheets as redeemable common stock. Such shares were recorded at their fair market value as of the date of acquisition. Such fair market value equaled the maximum redemption amount.


14.  STOCK INCENTIVE PLAN

     As of March 1, 1993, the Company adopted the 1993 Stock Incentive Plan ("the Plan") which provides for stock-based awards to the Company's employees, non-employee directors, and outside consultants or advisors. Effective May 14, 1997, the Company's stockholders approved an increase in the number of shares of common stock reserved for issuance under the Plan from 800,000 to 1,300,000.

     The options generally become exercisable in four equal annual installments beginning one year after the date of grant, and expire ten years after the date of grant. Under the terms of the Plan, the exercise price of the options must be not less than the fair market value of the Company's stock on the date of grant. The number of options and the price per share have been restated to reflect the 2-for-1 stock split effective May 23, 1994.

     In connection with its initial public offering in 1993, the Company issued 200,000 warrants to its underwriters and related parties for the purchase of shares of the Company's common stock exercisable in whole at any time or in part from time to time commencing June 11, 1994 at $4.20 per share, after giving effect to the 2-for-1 stock split. A total of 170,000 warrants have been exercised through December 31, 1997 for proceeds of $714,000. The remaining unexercised warrants expire on June 10, 1998.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


14.  STOCK INCENTIVE PLAN (CONTINUED)

     A summary of the status of the Company's stock option plan at December 31, 1997, 1996 and 1995, together with changes during the periods then ended, is presented below.

                                                                                                    WEIGHTED
                                                                                                    AVERAGE
                                                                                                    EXERCISE
                                                                                OPTIONS              PRICE
                                                                            -----------------   -----------------

        Outstanding at December 31, 1994                                             306,575     $          7.36
        Options granted at market price                                              151,500               14.31
        Options granted above market price                                            70,000               16.36
        Options exercised                                                            (13,950)               6.19
        Options canceled or expired                                                  (17,500)               7.52
                                                                            -----------------

        Outstanding at December 31, 1995                                             496,625               10.78
        Options granted at market price                                              137,498               16.63
        Options exercised                                                            (83,625)               6.77
        Options canceled or expired                                                  (58,500)              17.70
                                                                            -----------------

        Outstanding at December 31, 1996                                             491,998               12.27
        Options granted at market price                                              219,871               14.54
        Options exercised                                                            (77,375)               9.46
        Options canceled or expired                                                  (39,375)              13.87
                                                                            -----------------
        Outstanding at December 31, 1997                                             595,119               13.50
                                                                            =================
        Available for grant at December 31, 1997                                     503,756
                                                                            =================


     The Company applies APB Opinion 25 and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for its stock option grants. Had compensation expense for the Company's stock-based compensation plan been determined based on the fair market value at the grant date for awards under the Plan, consistent with the method of Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                          1997            1996           1995
                                                                      -------------   -------------  -------------
        (in thousands, except per share amounts)
        Net income, as reported                                        $     3,825     $     5,036    $     4,118
        Net income, pro forma                                                3,344           4,664          3,857
        Basic earnings per share, as reported                                  .57             .75            .64
        Basic earnings per share, pro forma                                    .50             .69            .60
        Diluted earnings per share, as reported                                .56             .73            .62
        Diluted earnings per share, pro forma                                  .49             .67            .58

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


14.  STOCK INCENTIVE PLAN (CONTINUED)

     The effects of applying SFAS No. 123 for providing pro forma disclosures for 1997, 1996 and 1995 are not likely to be representative of the effects on reported net income for future years, because options vest over several years and additional awards generally are made each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:

                                                                          1997            1996           1995
                                                                      -------------   -------------  -------------
        Expected volatility                                                    42%             41%            41%
        Risk free rate of return                                             6.25%           6.10%          6.10%
        Expected dividend yield                                                 0%              0%             0%
        Expected life (years)                                                  7.5             7.0            7.0

     Total fair value of options granted at market price was computed to be $1,809,662, $1,227,834 and $1,165,925 for the years ended December 31,
     1997, 1996 and 1995, respectively. Total fair value of options granted at 110% above market price was computed to be $531,300 for the year ended December 31, 1995. Such options were granted to the chief executive officer in 1995. The weighted average value of options granted in 1997, 1996 and 1995 was $8.23, $8.93 and $5.26, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
          -----------------------------------------------------------------       ------------------------------
                                                                WEIGHTED
                                                                 AVERAGE           EXERCISABLE       WEIGHTED
             EXERCISE                           WEIGHTED        REMAINING              AT             AVERAGE
              PRICE             NUMBER          AVERAGE        CONTRACTUAL        DECEMBER 31,       EXERCISE
              RANGE            OF SHARES         PRICE            LIFE                1997             PRICE
          ---------------     ------------     -----------     ------------       --------------    ------------
          $         3.50           33,000      $     3.50              5.4               33,000     $      3.50
           8.75 -   9.50           66,250            9.42              6.1               35,750            9.35
          10.75 -  12.07           83,860           11.69              8.8               20,000           11.00
          13.37 -  14.88          202,000           14.39              8.4               49,500           14.40
          15.00 -  18.69          210,009           16.22              6.7               73,708           15.80

     At  December  31,  1997,  1996 and 1995,  211,958,  126,500 and 82,875 were exercisable at weighted average exercise prices of $12.02, $10.80 and $7.04, respectively.


15.      LITIGATION

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                 FIRST            SECOND             THIRD            FOURTH
                                                QUARTER           QUARTER           QUARTER           QUARTER
                                            ----------------  ----------------  ----------------  ----------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
        Year ended December 31, 1995
          Revenues                          $        39,005   $        44,270   $        49,308   $        45,933
          Cost of revenues                           35,526            39,351            43,050            40,100
          Net income                                    344             1,039             1,513             1,223
          Basic earnings per share                      .06               .16               .23               .19
          Diluted earnings per share                    .05               .16               .23               .18

        Year ended December 31, 1996
          Revenues                                   42,888            51,558            59,666            59,814
          Cost of revenues                           37,872            45,411            53,073            53,318
          Net income                                    827             1,305             1,661             1,243
          Basic earnings per share                      .13               .19               .25               .18
          Diluted earnings per share                    .12               .19               .24               .18

        Year ended December 31, 1997
          Revenues                                   62,086            69,568            79,455            69,897
          Cost of revenues                           55,982            62,425            71,602            62,891
          Net income                                    830             1,254               947               794
          Basic earnings per share                      .12               .19               .14               .12
          Diluted earnings per share                    .12               .18               .14               .12

                                  EXHIBIT INDEX


3.1      Charter of the  registrant,  as amended.  Incorporated  by reference to
         Exhibit 3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

3.2      Bylaws of the  registrant,  as amended.  Incorporated  by  reference to
         Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

4.1 Loan Agreement between the registrant and Wells Fargo Bank, N.A., dated May 30, 1997. Incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

                  The registrant has incurred other long-term indebtedness as to which the amount involved is less than 10 percent of the registrant's total assets. The registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10       Executive  Compensation  Plans and  Arrangements  and Other  Management
         Contracts.

10.1 1993 Stock Incentive Plan of the registrant as amended. Incorporated by reference to Exhibit 10.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

10.2     Form of Indemnification Agreement with each director of the registrant.
         Incorporated   by  reference  to  Exhibit  10.8  to  the   registrant's
         Registration Statement on Form S-1 (No. 33-61804).

10.3     Deferred Compensation Plan for Management Employees of the registrant.

11       Statement of calculation of Basic and Diluted shares outstanding.

23       Consent of Price Waterhouse LLP, independent accountants.

24       Power of attorney of certain officers and directors.

27.1     Financial Data Schedule, fiscal year end 1997.

27.2 Financial Data Schedule, fiscal year ends 1995 and 1996 and Qtrs. 1, 2 and 3 of 1996.

27.3     Financial Data Schedule, Qtrs. 1, 2 and 3 of 1997.