Form 10-Q
period 1998-03-31
BARRETT BUSINESS SERVICES INC
filed 1998-05-14
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

              Yes [ X ]           No [   ]

Number of shares of Common Stock, $.01 par value, outstanding at April 30, 1998 was 6,780,813 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

                                                                            Page

Part I - Financial Information

       Item 1.       Financial Statements

                     Balance Sheets - March 31, 1998 and
                     December 31, 1997.........................................3

                     Statements of Operations - Three Months
                     Ended March 31, 1998 and 1997.............................4

                     Statements of Cash Flows - Three Months
                     Ended March 31, 1998 and 1997.............................5

                     Notes to Financial Statements.............................6

       Item 2.       Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations................................................9

Part II - Other Information

       Item 6.       Exhibits and Reports on Form 8-K.........................15

Signatures           .........................................................16

Exhibit Index        .........................................................17

                               PART I - Financial Information

Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                                    March 31,       December 31,
                                                       1998            1997
         Assets                                     ---------       ------------

Current assets:
   Cash and cash equivalents                         $ 3,435         $ 3,380
   Trade accounts receivable, net                     20,551          19,366
   Prepaid expenses and other                          1,476           1,080
   Deferred tax assets (Note 2)                        2,002           1,926
                                                     -------         -------
     Total current assets                             27,464          25,752
Intangibles, net                                      11,753          12,094
Property and equipment, net                            4,489           4,263
Restricted marketable securities and
 workers' compensation deposits                        6,013           6,095
Other assets                                             200             206
                                                     -------         -------
                                                     $49,919         $48,410
                                                     =======         =======

         Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt                 $   312         $   323
   Income taxes payable (Note 2)                          54              --
   Accounts payable                                      846             801
   Accrued payroll, payroll taxes and
    related benefits                                  10,505           9,403
   Accrued workers' compensation claim
    liabilities                                        3,094           3,140
   Customer safety incentives payable                  1,070           1,073
   Other accrued liabilities                             378             399
                                                     -------         -------
     Total current liabilities                        16,259          15,139
Long-term debt, net of current portion                   520             531
Customer deposits                                        882             934
Long-term workers' compensation liabilities              728             632
Other long-term liabilities                            1,038           1,030
                                                     -------         -------
                                                      19,427          18,266
                                                     -------         -------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500 shares
    authorized, 6,747 and 6,743 shares issued
    and outstanding, respectively                         67              67
   Additional paid-in capital                         11,710          11,685
   Retained earnings                                  18,715          18,392
                                                     -------         -------
                                                      30,492          30,144
                                                     -------         -------
                                                     $49,919         $48,410
                                                     =======         =======


         The accompanying notes are an integral part of these financial statements. statements.

                              BARRETT BUSINESS SER INC.SERVICES,
                                  Statements of Operations
                                        (Unaudited)
                          (In thousands, except per share amounts)


                                                     Three Months Ended
                                                         March 31,
                                                   ----------------------
                                                     1998            1997
                                                  --------          -------

Revenues:
     Staffing services                            $34,511          $32,436
     Professional employer services                28,254           29,650
                                                   ------           ------
                                                   62,765           62,086
                                                   ------           ------
Cost of revenues:
     Direct payroll costs                          48,926           47,807
     Payroll taxes and benefits                     5,808            5,997
     Workers' compensation                          1,866            1,855
     Safety incentives                                364              323
                                                   ------           ------
                                                   56,964           55,982
                                                   ------           ------

Gross margin                                        5,801            6,104

Selling, general and administrative
 expenses                                           5,021            4,515
Amortization of intangibles                           341              317
                                                   ------           ------

Income from operations                                439            1,272

Other income (expense):
     Interest expense                                 (27)             (25)
     Interest income                                  125              103
     Other, net                                         1               --
                                                   ------           ------
                                                       99               78
                                                   ------           ------

Income before provision for income taxes              538            1,350
Provision for income taxes                            215              520
                                                   ------           ------

Net income                                        $   323          $   830
                                                   ======           ======

Basic earnings per share (Note 4)                 $   .05          $   .12
                                                   ======           ======

Weighted average number of basic
 shares outstanding                                 6,744            6,800
                                                   ======           ======

Diluted earnings per share (Note 4)               $   .05          $   .12
                                                   ======           ======

Weighted average number of diluted
 shares outstanding                                 6,798            6,997
                                                   ======           ======

         The accompanying notes are an integral part of these financial statements.

                              BARRETT BUSINESS SERVICES, INC.
                                  Statements of Cash Flows
                                        (Unaudited)
                                       (In thousands)
                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                              1998        1997
                                                             ------      -------

Cash flows from operating activities:
     Net income                                            $   323     $   830
     Reconciliation of net income to cash
      from operations:
         Depreciation and amortization                         447         404
     Changes in certain assets and liabilities,
      net of acquisition:
         Trade accounts receivable, net                     (1,185)     (1,734)
         Note receivable                                         -         324
         Prepaid expenses and other                           (396)       (385)
         Deferred tax asset                                    (76)        (84)
         Accounts payable                                       45          29
         Accrued payroll, payroll taxes and related
          benefits                                           1,102       1,946
         Accrued workers' compensation claims
          liabilities                                          (46)        183
         Customer safety incentives payable                     (3)         14
         Income taxes payable                                   54         504
         Other accrued liabilities and other assets            (15)       (214)
         Customer deposits and long-term workers'
          compensation liabilities                              44          (4)
         Other long-term liabilities                             8           5
                                                            ------      ------
     Net cash provided by operating activities                 302       1,818
                                                            ------      ------

Cash flows from investing activities:
         Cash paid for acquisition, including other
          direct costs                                           -      (2,095)
         Purchases of fixed assets, net of amounts
          purchased in acquisition                            (332)       (106)
         Proceeds from maturities of marketable securities   2,839       1,556
         Purchases of marketable securities                 (2,757)     (1,548)
                                                            ------      ------
     Net cash used in investing activities                    (250)     (2,193)
                                                            ------      ------

Cash flows from financing activities:
         Payment of credit line assumed in acquisition           -        (401)
         Payments on long-term debt                            (22)        (15)
         Proceeds from exercise of stock
          options and warrants                                  25         505
                                                            ------      ------
     Net cash provided by financing activities                   3          89
                                                            ------      ------

Net increase (decrease) in cash and cash equivalents            55        (286)

Cash and cash equivalents, beginning of period               3,380       1,901
                                                            ------      ------

Cash and cash equivalents, end of period                   $ 3,435     $ 1,615
                                                            ======      ======

Supplemental schedule of noncash activities:
     Acquisition of other business:
         Cost of acquisition in excess of fair market
          value of net assets acquired                       -         $ 3,030
         Tangible assets acquired                            -             672
         Liabilities issued or assumed                       -           1,607


         The accompanying notes are an integral part of these financial statements.

                              BARRETT BUSINESS SERVICES, INC.
                               Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS:

         The accompanying financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K at pages F1-F21. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

         Certain prior year amounts have been reclassified to conform with the 1998 presentation. Such reclassifications had no impact on gross margin, net income or stockholders' equity.


NOTE 2 - PROVISION FOR INCOME TAXES:

       Deferred  tax  assets   (liabilities)  are  comprised  of  the  following
components (in thousands):

                                           March 31, 1998    December 31, 1997
                                           --------------    -----------------
Accrued workers' compensation claims
     liabilities                              $1,489               $1,469

Allowance for doubtful accounts                  236                  236

Tax depreciation in excess of book
     depreciation                               (161)                (165)

Safety incentives                                308                  276

Book amortization of intangibles in excess
     of tax amortization                         130                  110
                                               -----                -----

                                              $2,002               $1,926
                                               =====                =====

       The provision for income taxes for the three months ended March 31, 1998 and 1997, is as follows (in thousands):

                                            Three Months      Three Months
                                                Ended             Ended
                                           March 31, 1998    March 31, 1997
                                           --------------    --------------

Current:
     Federal                                   $ 235               $ 488
     State                                        56                 116
                                                ----                ----
                                                 291                 604
Deferred:
     Federal                                     (67)                (70)
     State                                        (9)                (14)
                                                ----                ----
                                                 (76)                (84)
                                                ----                ----

         Provision for income taxes            $ 215               $ 520
                                                ====                ====


NOTE 3 - STOCK INCENTIVE PLAN:

         In 1993, the Company adopted a stock incentive plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,300,000.

         The following table summarizes options granted under the Plan in 1998:

Outstanding at December 31, 1997   595,119         $  3.50 to $18.00

Options granted                     50,331         $  4.60 to $11.44
Options exercised                   (3,750)        $  3.50 to $ 9.50
Options canceled or expired        (54,071)        $ 11.44 to $17.94
                                   -------

Outstanding at March 31, 1998      587,629         $  3.50 to $18.00
                                   =======

Exercisable at March 31, 1998      276,855
                                   =======

Available for grant at
     March 31, 1998                507,496
                                   =======

         The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.

         Certain of the Company's highly compensated zone and branch management employees had previously elected to receive a portion of their quarterly cash bonus in the form of nonqualified deferred compensation stock options. Such options are awarded at a sixty percent discount from the then-fair market value of the Company's stock and are fully vested and immediately exerciseable upon grant. The amount of the grantee's deferred compensation (discount from fair market value) is subject to market risk. During the first quarter of 1998, the Company awarded deferred compensation stock options for 7,735 shares at an exercise price of $4.60 per share.

NOTE 4 - NET INCOME PER SHARE:

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," for the year ended December 31, 1997. SFAS No. 128 requires disclosure of basic and diluted earnings per share. The 1997 period has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options and warrants.


NOTE 5 - SUBSEQUENT EVENTS:

         Effective April 13, 1998, the Company acquired certain assets of BOLT Staffing Service, Inc., a provider of staffing services located in Pocatello, Idaho. BOLT Staffing had revenues of approximately $2.4 million (unaudited) for the year ended December 31, 1997. The Company paid $675,000 in cash for the assets, assumed a $6,000 office lease liability and incurred approximately $10,000 in acquisition related costs. The transaction was accounted for under the purchase method of accounting, which resulted in $675,000 of intangible assets and $10,000 of fixed assets.

         On April 15, 1998, the Company announced that it had reached an agreement in principle to acquire Western Industrial Management, Inc., pursuant to a stock-for-stock merger. The transaction will be accounted for as a pooling-of-interests. The transaction is valued at approximately $11.1 million and provides that the Company will issue approximately 975,000 shares of its common stock in exchange for all the stock of Western. The acquisition is expected to close on June 1, 1998. Western, a privately-held staffing services company headquartered in San Bernardino, California, operates six branch offices in Southern California. Western's revenues for the year ended December 31, 1997 were approximately $24.5 million (unaudited).

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three months ended March 31, 1998 and 1997.

                                                         Percentage of
                                                         Total Revenues
                                                       Three Months Ended
                                                            March 31,
                                                     --------------------

                                                      1998           1997
                                                     ------         -----
Revenues:
     Staffing services                                 55.0%         52.2%
     Professional employer services                    45.0          47.8
                                                      -----         -----
         Total revenues                               100.0         100.0
                                                      -----         -----

Cost of revenues:
     Direct payroll costs                              78.0          77.0
     Payroll taxes and benefits                         9.2           9.7
     Workers' compensation                              3.0           3.0
     Safety incentives                                   .6            .5
                                                      -----         -----
         Total cost of revenues                        90.8          90.2
                                                      -----         -----

Gross margin                                            9.2           9.8
Selling, general and administrative
 expenses                                               8.0           7.3
Amortization of intangibles                              .5            .5
                                                      -----         -----
Income from operations                                   .7           2.0
Other income (expense)                                   .2            .1
                                                      -----         -----
Pretax income                                            .9           2.1
Provision for income taxes                               .4            .8
                                                      -----         -----
Net income                                               .5           1.3
                                                     ======        ======


                   Three months ended March 31, 1998 and 1997

         Net income for the first quarter of 1998 was $323,000, a decrease of $507,000 from the same period in 1997. The decrease in net income from 1997 was attributable to a lower gross margin percent owing primarily to higher direct payroll costs, expressed as a percentage of revenues, coupled with higher selling, general and administrative expenses both in terms of a percentage of revenues and total dollars. Basic and diluted earnings per share for the first quarter of 1998 were $.05, as compared to $.12 for both basic and diluted earnings per share for the first quarter of 1997.

         Revenues for the first quarter of 1998 totaled approximately $62.8 million, an increase of approximately $679,000 or 1.1% over the first quarter of 1997. The quarter-over-quarter internal growth rate of revenues was .5%. The percentage increase in total revenues exceeded the internal growth rate of revenues primarily due to the HR Only acquisition effective February 1, 1997.

         Staffing services revenue increased approximately $2.1 million or 6.4%, while professional employer services revenue decreased approximately $1.4 million or 4.7%, which resulted in a decrease in the mix of professional employer services to 45.0% of total revenues for the first quarter of 1998, as compared to 47.8% for the first quarter of 1997. The mix of staffing services had a corresponding increase from 52.2% of total revenues for the first quarter of 1997 to 55.0% for the first quarter of 1998.

         The decrease in PEO revenues was primarily concentrated in Oregon and was largely due to a culling of customers who were (i) not generating an acceptable profit, (ii) a poor credit risk, or (iii) not complying with the Company's workplace safety policies.

         Gross margin for the first quarter of 1998 totaled approximately $5.8 million, which represented a decrease of $303,000 or 5.0% from the first quarter of 1997. The gross margin percent decreased to 9.2% of revenues for the first quarter of 1998, as compared to 9.8% for the same period of 1997. The decline in the gross margin percentage was due to higher direct payroll costs, offset in part by a decrease in payroll taxes and benefits, both in terms of total dollars and as a percentage of revenues. The increase in the percentage of direct payroll costs from 77.0% for the first quarter of 1997 to 78.0% for the first quarter of 1998 was primarily attributable to increased business activity in contract staffing and on-site management arrangements, which are typically higher volume, lower margin accounts.

         Workers' compensation expense for the first quarter of 1998 totaled $1,866,000 or 3.0% of revenues which compares to $1,855,000 or 3.0% of revenues for the same period in 1997. Management believes it has continued to increase the Company's accruals for future adverse loss development of open claims and potential future catastrophic workers' compensation claims.

         The following table summarizes certain indicators of performance regarding the Company's self-insured workers' compensation program for the first quarters of 1998 and 1997.
                                       10

                   Self-Insured Workers' Compensation Profile

                                                            Total Workers'
                                  Total Workers'            Comp Expense
          No. of Injury            Comp Expense               as a % of
             Claims              (in thousands)            Total Payroll
         --------------          --------------            -------------
         1998      1997          1998      1997            1998      1997
         ----      ----          ----      ----            ----      ----

Q1        289       321        $1,866    $1,855             3.8%      3.9%


         Selling, general and administrative expenses for the 1998 first quarter amounted to approximately $5.0 million, an increase of $506,000 or 11.2% over the comparable period in 1997. Selling, general and administrative expenses, expressed as a percentage of revenues, increased from 7.3% for the first quarter of 1997 to 8.0% for the first quarter of 1998. The increase in total dollars over 1997 was primarily attributable to higher branch management payroll and profit sharing and related taxes, coupled with a full quarter of operating expenses from the HR Only acquisition. During the first quarter of 1998, management implemented specific performance criteria for all branches to align operating expenses more closely with growth in gross margin dollars rather than growth in revenues.

         Amortization of intangibles totaled $341,000 or .5% of revenues for the first quarter of 1998, which compares to $317,000 or .5% of revenues for the same period in 1997. The increased amortization expense was primarily due to a full quarter of amortization from the HR Only acquisition, which was effective February 1, 1997.

         The Company offers various qualified employee benefit plans to its employees, including its worksite employees. These qualified employee benefit plans include a savings plan (the "401(k) plan") under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, qualified employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act ("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees. In the event the tax exempt status of the Company's benefit plans were to be discontinued and the benefit plans were to be disqualified, such actions could have a material adverse effect on the Company's business, financial condition and results of operations. Reference is made to pages 19-20 of the Company's 1997 Annual Report on Form 10-K for a more detailed discussion of this issue.
                                       11

Fluctuations in Quarterly Operating Results

         The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims experience for workers' compensation, demand and competition for the Company's services, and the effect of acquisitions. The Company's revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality in its staffing services business and on certain of its PEO clients in the agriculture and forest products related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs but may tend to represent a smaller percentage of revenues later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter, as well as adverse loss development of prior period claims during the current or subsequent quarters.

Liquidity and Capital Resources
-------------------------------

         The Company's cash position of $3,435,000 at March 31, 1998 increased by $55,000 from December 31, 1997, which compares to a decrease of $286,000 for the comparable period in 1997. The slight increase in cash at March 31, 1998 as compared to December 31, 1997, was primarily attributable to cash provided by operating activities, largely offset by additions to fixed assets.

         Net cash provided by operating activities for the three months ended March 31, 1998 amounted to $302,000, as compared to $1,818,000 for the comparable 1997 period. For the 1998 period, cash flow generated by net income, together with an increase of $1,102,000 in accrued payroll and benefits, was offset in part by a $1,185,000 increase in trade accounts receivable.

         Net cash used in investing activities totaled $250,000 for the three months ended March 31, 1998, as compared to $2,193,000 for the similar 1997 period. For the 1998 period, the principal use of cash for investing activities was for purchases of fixed assets of $332,000. For the 1997 period, the principal use of cash for investing activities was the acquisition of HR Only. The Company presently has no material long-term capital commitments.

         Net cash provided by financing activities for the three-month period ended March 31, 1998 was $3,000, which compared to $89,000 for the similar 1997 period. For the 1998 period, the principal source of cash provided by financing activities arose from the exercise of employee stock options at exercise prices ranging from $3.50 to $9.50 per share, offset in part by payments totaling $22,000 on long-term debt.

         The Company's business strategy continues to focus on growth through the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas, together with the expansion of operations at existing offices. As disclosed in Note 5 to the financial statements included herein, the Company purchased in April 1998, certain assets of a staffing services company located in Pocatello, Idaho for $685,000 in cash. Also as disclosed in Note 5 herein, the Company has reached an agreement in principle to acquire Western Industrial Management, Inc., a staffing services company headquartered in San Bernardino, California, in exchange for 975,000 shares of the Company's common stock. The transaction is valued at approximately $11.1 million and is expected to close on June 1, 1998. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated.

         The Company presently has an unsecured $4.0 million revolving credit facility which expires May 31, 1998. There was no outstanding balance at March 31, 1998. Management expects that the renewal of such credit facility will be in an amount and on such terms and conditions as will be not less favorable than the current credit arrangement. Management also believes the funds anticipated to be generated from operations, together with the renewed credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

Inflation

         Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.
                                       13

Forward-Looking Information
---------------------------

         Statements in this report which are not historical in nature, including discussion of economic conditions in the Company's market areas, the potential for and effect of future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the tax-qualified status of the Company's 401(k) savings plan, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, uncertainties regarding government regulation of PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
                                       14

                           Part II - Other Information


Item 6.       Exhibits and Reports on Form 8-K

    (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

    (b)       Reports on Form 8-K

              Subsequent to quarter end, on April 17, 1998, the Company filed a Current Report on Form 8-K dated April 13, 1998, to report that the Company had acquired, effective April 13, 1998, certain assets of BOLT Staffing Service, Inc., located in Pocatello, Idaho for $675,000 in cash. The Company also reported that it had reached an agreement in principle to acquire Western Industrial Management, Inc., headquartered in San Bernardino, California, in exchange for approximately 975,000 shares of the Company's common stock. The transaction, which is valued at approximately $11.1 million, will be effected as a stock-for-stock merger and will be accounted for as a pooling-of-interests. The transaction is expected to close on June 1, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BARRETT BUSINESS SERVICES, INC.
                                            (Registrant)



Date:  May 13, 1998                         By: /s/Michael D. Mulholland
                                               -------------------------
                                               Michael D. Mulholland
                                               Vice President-Finance
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
-------

11     Statement of Calculation of Basic and Diluted Shares Outstanding

27     Financial Data Schedule