Form 10-Q
period 1998-06-30
BARRETT BUSINESS SERVICES INC
filed 1998-08-14
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

              Yes [ X ]           No [   ]

Number of shares of Common Stock, $.01 par value outstanding at July 31, 1998 was 7,675,456 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

                                                                                        Page
                                                                                        ----

Part I - Financial Information

       Item 1.       Financial Statements

                     Balance Sheets - June 30, 1998 and
                     December 31, 1997..................................................3

                     Statements of Operations - Three Months
                     Ended June 30, 1998 and 1997.......................................4

                     Statements of Operations - Six Months
                     Ended June 30, 1998 and 1997.......................................5

                     Statements of Cash Flows - Six Months
                     Ended June 30, 1998 and 1997.......................................6

                     Notes to Financial Statements......................................7

       Item 2.       Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations........................................................12

Part II - Other Information

       Item 2.       Changes in Securities and Use of Proceeds.........................19

       Item 4.       Submission of Matters to a Vote of Security
                     Holders...........................................................19

       Item 6.       Exhibits and Reports on Form 8-K..................................20

Signatures           ..................................................................21


Exhibit Index        ..................................................................22

                         PART I - Financial Information

Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                                                  June 30,             December 31,
                                                                    1998                   1997
                                                                 ----------            ------------
         Assets

Current assets:
     Cash and cash equivalents                                     $ 1,076                $ 3,439
     Trade accounts receivable, net                                 23,946                 21,051
     Prepaid expenses and other                                      1,808                  1,231
     Deferred tax assets (Note 4)                                    2,281                  2,086
                                                                    ------                 ------
        Total current assets                                        29,111                 27,807
Intangibles, net                                                    12,130                 12,133
Property and equipment, net                                          4,968                  4,574
Restricted marketable securities
 and workers' compensation deposits                                  5,857                  6,095
Other assets                                                           386                    206
                                                                    ------                 ------
                                                                   $52,452                $50,815
                                                                    ======                 ======

         Liabilities and Stockholders' Equity

Current liabilities:
     Current portion of long-term debt                               $ 488                  $ 731
     Line of credit payable                                            252                    887
     Income taxes payable (Note 4)                                      48                      -
     Accounts payable                                                  688                  1,136
     Accrued payroll, payroll taxes
      and related benefits                                          11,613                 10,034
     Accrued workers' compensation claims
      liabilities                                                    3,260                  3,140
     Customer safety incentives payable                              1,125                  1,073
     Other accrued liabilities                                         821                    414
                                                                    ------                 ------
         Total current liabilities                                  18,295                 17,415
Long-term debt, net of current portion                                 550                    573
Customer deposits                                                      898                    934
Long-term workers' compensation liabilities                            722                    632
Other long-term liabilities                                          1,120                  1,030
                                                                    ------                 ------
                                                                    21,585                 20,584
                                                                    ------                 ------
Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value; 20,500
      shares authorized, 7,676 and 7,638
      shares issued and outstanding, respectively                       77                     76
     Additional paid-in capital                                     11,408                 11,760
     Retained earnings                                              19,382                 18,395
                                                                    ------                 ------
                                                                    30,867                 30,231
                                                                    ------                 ------
                                                                   $52,452                $50,815
                                                                    ======                 ======


   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                  Three Months Ended
                                                                       June 30,
                                                              ---------------------------
                                                               1998                 1997
                                                              ------               ------
Revenues:
     Staffing services                                       $42,786              $43,387
     Professional employer services                           33,865               32,273
                                                              ------               ------
                                                              76,651               75,660
                                                              ------               ------
Cost of revenues:
     Direct payroll costs                                     59,348               58,349
     Payroll taxes and benefits                                6,629                6,781
     Workers' compensation                                     2,211                2,175
     Safety incentives                                           336                  381
                                                              ------               ------
                                                              68,524               67,686
                                                              ------               ------

Gross margin                                                   8,127                7,974

Selling, general and administrative expenses                   6,035                5,641
Merger expenses (Note 3)                                         750                    -
Amortization of intangibles                                      329                  285
                                                              ------               ------

Income from operations                                         1,013                2,048

Other income (expense):
     Interest expense                                            (60)                 (62)
     Interest income                                             100                   87
     Other, net                                                    1                    -
                                                              ------               ------
                                                                  41                   25
                                                              ------               ------

Income before provision for income taxes                       1,054                2,073
Provision for income taxes (Note 4)                              454                  819
                                                              ------               ------

Net income                                                   $   600              $ 1,254
                                                              ======               ======

Basic earnings per share (Note 6)                            $   .08              $   .16
                                                              ======               ======

Weighted average number of basic
 shares outstanding                                            7,666                7,630
                                                              ======               ======

Diluted earnings per share (Note 6)                          $   .08              $   .16
                                                              ======               ======

Weighted average number of diluted
 shares outstanding                                            7,722                7,727
                                                              ======               ======





   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                 -------------------------
                                                                                  1998              1997
                                                                                 -------           -------
Revenues:
     Staffing services                                                          $ 83,090          $ 80,136
     Professional employer services                                               62,802            62,535
                                                                                 -------           -------
                                                                                 145,892           142,671
                                                                                 -------           -------
Cost of revenues:
     Direct payroll costs                                                        113,015           109,787
     Payroll taxes and benefits                                                   13,069            13,265
     Workers' compensation                                                         4,207             4,226
     Safety incentives                                                               700               704
                                                                                 -------           -------
                                                                                 130,991           127,982
                                                                                 -------           -------

Gross margin                                                                      14,901            14,689

Selling, general and administrative expenses                                      11,851            10,750
Merger expenses (Note 3)                                                             750                 -
Amortization of intangibles                                                          682               612
                                                                                 -------           -------

Income from operations                                                             1,618             3,327

Other income (expense):
     Interest expense                                                               (117)             (107)
     Interest income                                                                 225               190
     Other, net                                                                        2                 -
                                                                                 -------           -------
                                                                                     110                83
                                                                                 -------           -------

Income before provision for income taxes                                           1,728             3,410
Provision for income taxes (Note 4)                                                  741             1,333
                                                                                 -------           -------

Net income                                                                      $    987          $  2,077
                                                                                 =======           =======

Basic earnings per share (Note 6)                                               $    .13          $    .27
                                                                                 =======           =======

Weighted average number of basic
 shares outstanding                                                                7,652             7,663
                                                                                 =======           =======

Diluted earnings per share (Note 6)                                             $    .13          $    .27
                                                                                 =======           =======

Weighted average number of diluted
 shares outstanding                                                                7,707             7,809
                                                                                 =======           =======



   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                     -----------------------
                                                                                      1998             1997
                                                                                     ------           ------

Cash flows from operating activities:
     Net income                                                                     $   987          $ 2,077
     Reconciliation of net income to cash from operations:
         Depreciation and amortization                                                  905              815
     Changes in certain assets and liabilities, net
      of assets acquired and liabilities assumed:
         Trade accounts receivable, net                                              (2,895)          (3,185)
         Note receivable                                                                  -              324
         Prepaid expenses and other                                                    (577)            (588)
         Deferred tax asset                                                            (195)            (194)
         Accounts payable                                                              (448)             (80)
         Accrued payroll, payroll taxes and related
          benefits                                                                    1,579            3,108
         Accrued workers' compensation claims
          liabilities                                                                   120              248
         Customer safety incentives payable                                              52              (10)
         Income taxes payable                                                            48              222
         Other accrued liabilities                                                      227             (171)
         Customer deposits and long-term workers'
          compensation liabilities                                                       54               44
         Other long-term liabilities                                                     90               14
                                                                                     ------           ------
     Net cash (used in) provided by operating activities                                (53)           2,624
                                                                                     ------           ------

Cash flows from investing activities:
         Cash paid for acquisitions, including other
          direct costs (Note 2)                                                        (680)          (2,246)
         Purchases of fixed assets, net of amounts
          purchased in acquisitions                                                    (616)            (644)
         Proceeds from maturities of marketable
          securities                                                                  3,766            3,782
         Purchases of marketable securities                                          (3,528)          (4,149)
                                                                                     ------           ------
     Net cash used in investing activities                                           (1,058)          (3,257)
                                                                                     ------           ------

Cash flows from financing activities:
         Payment of credit-line assumed in acquisition                                    -             (401)
         Net (payments on) proceeds from credit-line borrowings                        (635)           1,907
         Payments on long-term debt                                                    (266)             (43)
         Payment to dissenting shareholder                                             (519)               -
         Repurchase of common stock                                                       -           (2,825)
         Proceeds from exercise of stock
          options and warrants                                                          168              757
                                                                                     ------           ------
     Net cash used in financing activities                                           (1,252)            (605)
                                                                                     ------           ------

Net decrease in cash and cash equivalents                                            (2,363)          (1,238)

Cash and cash equivalents, beginning of period                                        3,439            1,623
                                                                                     ------           ------

Cash and cash equivalents, end of period                                            $ 1,076          $   385
                                                                                     ======           ======

Supplemental schedule of noncash activities:
     Acquisition of other businesses:
         Cost of acquisitions in excess of fair market
          value of net assets acquired                                              $   670          $ 3,179
         Tangible assets acquired                                                        10              674
         Liabilities assumed                                                              -            1,607
         Common stock issued in connection with acquisitions                              -                -

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                          Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS:

       On June 29, 1998, Barrett Business Services, Inc. (the "Company") completed its merger with Western Industrial Management, Inc., and with a related company, Catch 55, Inc., (together, "WIMI"). The transaction was accounted for as a pooling-of-interests pursuant to Accounting Principles Board Opinion No. 16, and accordingly, the Company's financial statements have been restated for all prior periods to give effect to the merger, as more fully described in Note 2. The accompanying financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K at pages F1-F21. As of the date of filing of the Company's 1998 second quarter report on Form 10-Q, the Company's restated 1997 annual financial statements to reflect the merger with WIMI had not been filed with the Securities and Exchange Commission. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

       Certain prior year amounts have been reclassified to conform with the 1998 presentation. Such reclassifications had no impact on gross margin, net income or stockholders' equity.


NOTE 2 - ACQUISITIONS:

       On April 13, 1998, the Company acquired certain assets of BOLT Staffing Service, Inc., a provider of staffing services located in Pocatello, Idaho. BOLT Staffing had revenues of approximately $2.4 million (unaudited) for the year ended December

31, 1997. The Company paid $675,000 in cash for the assets, assumed a $6,000 office lease liability and incurred approximately $5,000 in acquisition related costs. The transaction was accounted for under the purchase method of accounting, which resulted in $670,000 of intangible assets and $10,000 of fixed assets.

       On June 29, 1998, the Company consummated its acquisition of WIMI pursuant to a stock-for-stock merger. The transaction qualified as a tax-free merger and has been accounted for as a pooling-of-interests. As a result of the merger, the former shareholders of WIMI received a total of 894,642 shares of the Company's common stock, which included 10,497 shares issued in exchange for real property consisting of an office condominium in which WIMI's main office is located. A dissenting WIMI shareholder received cash in the amount of $519,095, based on a value of $11.375 per share of Barrett's common stock. The Company also paid certain professional fees owed by WIMI in connection with the transaction totaling approximately $425,000. WIMI was a privately-held staffing services company headquartered in San Bernardino, California, with 1997 revenues of approximately $24.5 million (unaudited).

       Operating results of Barrett and WIMI, individually, prior to giving effect to the pooling and of the combined companies for the second quarter and six-month periods ended June 30, 1998 were as follows:

                                                  Second Quarter Ended               Six Months Ended
($ in thousands)                                      June 30, 1998                    June 30, 1998
                                                     ---------------                  --------------

Barrett:
     Revenues                                          $   68,570                    $     131,335
     Gross margin                                           6,966                           12,767
     Gross margin percent                                    10.2%                             9.7%
     Net income                                               935                            1,258
WIMI:
     Revenues                                               8,081                           14,557
     Gross margin                                           1,161                            2,134
     Gross margin percent                                    14.4%                            14.7%
     Net income                                               115                              179
Combined:
     Revenues                                              76,651                          145,892
     Gross margin                                           8,127                           14,901
     Gross margin percent                                    10.6%                            10.2%
     Merger expenses, net of
      income tax benefit of $300                              450                              450
     Net income                                        $      600                    $         987


NOTE 3 - MERGER EXPENSES:

       In connection with the merger with WIMI, the Company recorded in the second quarter ended June 30, 1998 a one-time charge for merger-related expenses of $750,000 ($450,000 after taxes, or $.06 per share on a diluted basis).

       Merger expenses consisted primarily of professional fees, such as legal, accounting, business broker fees and other related charges. The primary components of the charge were as follows (in thousands):

                                             Second Quarter Ended
                                                 June 30,1998

Professional fees
 WIMI                                                $  425
 Barrett                                                285
Other fees and expenses                                  40
                                                        ---
                                                     $  750
                                                        ===

NOTE 4 - PROVISION FOR INCOME TAXES:

       Deferred  tax  assets   (liabilities)  are  comprised  of  the  following
components (in thousands):

                                                          June 30, 1998            December 31, 1997
                                                          -------------            -----------------

Accrued workers' compensation claims
     liabilities                                            $1,549                        $1,469

Allowance for doubtful accounts                                265                           236

Tax depreciation in excess of book
     depreciation                                             (159)                         (165)

Safety incentives                                              315                           276

Book amortization of intangibles in excess
     of tax amortization                                       151                           110

State unemployment tax accrual                                 160                           160
                                                             -----                         -----

                                                            $2,281                        $2,086
                                                             =====                         =====

       The provision for income taxes for the six months ended June 30, 1998 and 1997, is as follows (in thousands):

                                                                    Six Months               Six Months
                                                                       Ended                    Ended
                                                                   June 30, 1998            June 30, 1997
                                                                   -------------            -------------

Current:
     Federal                                                        $   765                  $   1,236
     State                                                              171                        291
                                                                       ----                      -----
                                                                        936                      1,527
Deferred:`
     Federal                                                           (172)                      (159)
     State                                                              (23)                       (35)
                                                                       ----                      -----
                                                                       (195)                      (194)
                                                                       ----                      -----

         Provision for income taxes                                 $   741                  $   1,333
                                                                       ====                      =====


NOTE 5 - STOCK INCENTIVE PLAN:

       In 1993, the Company adopted a stock incentive plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,300,000.

       The following table summarizes options granted under the Plan in 1998:

Outstanding at December 31, 1997              595,119         $ 3.50 to $18.00

Options granted                               253,493         $ 4.40 to $12.00
Options exercised                              (7,250)        $ 3.50 to $11.50
Options canceled or expired                   (71,592)        $11.44 to $17.94
                                              -------

Outstanding at June 30, 1998                  769,770         $ 3.50 to $18.00
                                              =======

Exercisable at June 30, 1998                  291,770
                                              =======

Available for grant at
     June 30, 1998                            321,855
                                              =======

       The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.

NOTE 6 - NET INCOME PER SHARE:

       The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," for the year ended December 31, 1997. SFAS No. 128 requires disclosure of basic and diluted earnings per share. The 1997 period has been restated to reflect the adoption of SFAS No. 128 and to give effect to the WIMI merger (Note 2), which was accounted for as a pooling-of-interests pursuant to Accounting Principles Board Opinion No. 16. Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options and warrants.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

       As more fully described above in Notes 1 and 2 to the Company's financial statements, the financial statements have been restated for all prior periods to give effect to the merger with WIMI. The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three and six-month periods ended June 30, 1998 and 1997.

                                                                   Percentage of Total Revenues
                                                      ------------------------------------------------------
                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                      ---------------------           ----------------------

                                                       1998            1997            1998             1997
                                                       ----            ----            ----             ----
Revenues:
     Staffing services                                 55.8%           57.3%           57.0%            56.2%
     Professional employer services                    44.2            42.7            43.0             43.8
                                                      -----           -----           -----            -----
         Total revenues                               100.0           100.0           100.0            100.0
                                                      -----           -----           -----            -----

Cost of revenues:
     Direct payroll costs                              77.4            77.1            77.4             77.0
     Payroll taxes and benefits                         8.7             9.0             9.0              9.3
     Workers' compensation                              2.9             2.9             2.9              3.0
     Safety incentives                                  0.4             0.5             0.5              0.4
                                                      -----           -----           -----            -----
         Total cost of revenues                        89.4            89.5            89.8             89.7
                                                      -----           -----           -----            -----

Gross margin                                           10.6            10.5            10.2             10.3
Selling, general and administrative
 expenses                                               7.9             7.4             8.1              7.6
Merger expenses                                         1.0               -             0.5                -
Amortization of intangibles                             0.4             0.4             0.5              0.4
                                                      -----           -----           -----            -----
Income from operations                                  1.3             2.7             1.1              2.3
Other income (expense)                                  0.1               -             0.1              0.1
                                                      -----           -----           -----            -----
Pretax income                                           1.4             2.7             1.2              2.4
Provision for income taxes                              0.6             1.1             0.5              0.9
                                                      -----           -----           -----            -----
Net income                                              0.8             1.6             0.7              1.5
                                                      =====           =====           =====            =====


                    Three months ended June 30, 1998 and 1997

       Net income for the 1998 second quarter, before a one-time charge for merger-related expenses and the effect of the June 29, 1998 merger, was $935,000, a decrease of $319,000 or 25.4% from the pre-merger operating results for the comparable 1997 period. The decline in net income was attributable to a 10 basis point decline in gross margin percent and higher selling, general and administrative expenses. Diluted earnings per share for the second quarter of 1998, before a one-time charge for merger-related expenses and the effect of the merger, were $.14, as compared to $.18 per diluted share for 1997.

       Net income for the 1998 second quarter, after a one-time charge for merger-related expenses of $750,000 ($450,000 after tax or $.06 per diluted share) and the effect of the merger, was $600,000 or $.08 per diluted share, as compared to net income of $1,254,000 or $.16 per diluted share for the comparable 1997 period. The decrease in 1998 net income from 1997 was due to the one-time charge for merger-related expenses of $750,000, together with higher selling, general and administrative expenses, offset in part by a slightly higher gross margin, both in terms of a percentage of revenues and total dollars.

       Revenues for the second quarter of 1998 totaled approximately $76.7 million, an increase of approximately $1.0 million or 1.3% over the second quarter of 1997. Without the effect of the merger, revenues for the 1998 second quarter were $68.6 million, as compared to 69.6 million for the 1997 second quarter, a decrease of $1.0 million or 1.4%.

       Staffing services revenue decreased approximately $0.6 million or 1.4%, while professional employer services revenue increased approximately $1.6 million or 4.9%, which resulted in a decrease in the mix of staffing services to 55.8% of total revenues for the second quarter of 1998, as compared to 57.3% for the second quarter of 1997. The mix of professional employer services revenues had a corresponding increase from 42.7% for the second quarter of 1997 to 44.2% for the second quarter of 1998.

       Gross margin for the second quarter of 1998 totaled approximately $8.1 million, which represented an increase of approximately $0.2 million or 1.9% over the second quarter of 1997. The gross margin percent increased 10 basis points to 10.6% of revenues for the second quarter of 1998, as compared to 10.5% for the same period of 1997. The increase in the gross margin percentage was due to slightly lower payroll taxes and benefits, offset in part by slightly higher direct payroll costs, both in terms of total dollars and as a percentage of revenues.

       Workers' compensation expense for both the second quarter of 1998 and 1997 was comparable at $2.2 million and 2.9% of revenues. Management believes it has continued to increase the Company's accruals for future adverse loss development of open claims.

       Selling, general and administrative ("SG&A") expenses for the 1998 second quarter amounted to approximately $6.0 million, an increase of $0.4 million or 7.0% over the comparable period in 1997. The increase in total dollars was due primarily to higher management payroll, profit sharing, bad debt expense and maintenance expenses. SG&A expenses also increased from 7.4% of revenues for the second quarter of 1997 to 7.9% of revenues for the second quarter of 1998. During the first quarter of 1998, management implemented specific performance criteria for all branch offices to align operating expenses more closely with growth in gross margin dollars rather than growth in revenues. For the second quarter of 1998, excluding the effect of the merger, improvement in SG&A expense management was achieved by (1) reducing SG&A expenses to 7.5% of revenues, as compared to 8.0% of revenues for the first quarter of 1998, (2) reducing SG&A expenses as a percent of gross margin dollars from 86.6% in the 1998 first quarter to 74.2% in the 1998 second quarter and (3) reducing the quarter-over-comparable quarter growth rate of SG&A expenses from 11.2% (1Q98 vs. 1Q97) to 6.4% (2Q98 vs. 2Q97).

       Amortization of intangibles totaled $329,000, or 0.4% of revenues for the second quarter of 1998, which compares to $285,000 or 0.4% of revenues for the same period in 1997. The increased amortization expense was primarily attributable to the Company's April 13, 1998 acquisition of BOLT Staffing Service.

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

                     Six Months Ended June 30, 1998 and 1997

       Net income for the six months ended June 30, 1998 was $987,000, a decrease of $1,090,000 or 52.5% from the same period in

1997. The decrease in net income was primarily due to a one-time charge for merger-related expenses of $750,000 ($450,000 after tax or $.06 per diluted share) and a $1.1 million increase in SG&A expenses, which also increased as a percent of revenues from 7.6% for the 1997 six-month period to 8.1% for the comparable 1998 period. Basic and diluted earnings per share for the 1998 six-month period were $.13, as compared to $.27 for both basic and diluted earnings per share for the same 1997 period.

       Revenues for the six months ended June 30, 1998 totaled approximately $145.9 million, an increase of approximately $3.2 million or 2.3% over the comparable period of 1997.

       Gross margin for the six months ended June 30, 1998 totaled approximately $14.9 million, which represented an increase of $0.2 million or 1.4% over the same period of 1997. The gross margin percent decreased to 10.2% of revenues for the first six months of 1998, as compared to 10.3% for the same period of 1997. The decline in the gross margin percentage was due to higher direct payroll costs both in terms of total dollars and as a percentage of revenues, offset in part by slightly lower payroll taxes and benefits and workers' compensation expenses, both in terms of total dollars and as a percentage of revenues.

       SG&A expenses for the six months ended June 30, 1998 amounted to approximately $11.9 million, an increase of $1.1 million or 10.2% over the comparable period in 1997. These expenses also increased from 7.6% of revenues for the 1997 period to 8.1% of revenues for the comparable 1998 period. The increase in total dollars was primarily attributable to increased expenses for management payroll, profit sharing, bad debt expense and maintenance expenses.

       Amortization of intangibles totaled $682,000 or .5% of revenues for the six-month period ended June 30, 1998, which compares to $612,000 for the same period in 1997. The increased amortization expense was attributable to the April 1998 acquisition of BOLT Staffing Service.

Fluctuations in Quarterly Operating Results

       The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims expense for workers' compensation, demand and competition for the Company's services, and the effect of acquisitions. The Company's revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality in its staffing services business and on certain of its PEO clients in the agriculture and forest products related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs but may tend to represent a smaller percentage of revenues later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter or subsequent quarters.

Liquidity and Capital Resources
-------------------------------

       The Company's cash position of $1,076,000 at June 30, 1998 decreased by $2,363,000 from December 31, 1997. The decrease was primarily due to cash used in financing activities for repayment of bank credit-line borrowings and payment to a dissenting shareholder of WIMI in the merger, as well as cash used in investing activities related to the BOLT Staffing acquisition and fixed asset additions.

       Net cash used in operating activities for the six months ended June 30, 1998 amounted to $53,000, as compared to cash provided by operating activities of $2,624,000 for the comparable 1997 period. For the 1998 period, cash flow generated by net income, depreciation and amortization expenses, together with an increase of $1,579,000 in accrued payroll and benefits, was offset by a $2,895,000 increase in trade accounts receivable, a $577,000 increase in prepaid expenses and a $448,000 decrease in accounts payable.

       Net cash used in investing activities totaled $1,058,000 for the six months ended June 30, 1998, as compared to $3,257,000 for the similar 1997 period. For the 1998 period, the principal use of cash for investing activities was the acquisition of BOLT Staffing Service, capitalized software-implementation costs and computer equipment. The Company presently has no material long-term capital commitments.

       Net cash used in financing activities for the six-month period ended June 30, 1998 was $1,252,000, which compares to net cash used in financing activities of $605,000 for the comparable 1997 period. For the 1998 period, the principal use of cash for financing activities was for repayments of credit-line borrowings and for payment to a dissenting WIMI shareholder in connection with the WIMI merger.

       The Company's business strategy continues to focus on growth through the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas, together with the expansion of operations at existing offices. As disclosed in Note 2 to the financial statements included herein, during April 1998, the Company purchased a staffing services company located in Pocatello, Idaho, for $675,000 in cash. As also disclosed in Note 2, the Company completed a stock-for-stock merger with WIMI in June 1998. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated.

       Management recently renewed the Company's credit arrangement with its principal bank on terms and conditions which were generally more favorable than the prior agreement. The amount of the credit facility, which remained unchanged, primarily includes an unsecured $4.0 million revolving credit facility and $1.6 million for previously existing standby letters of credit in connection with certain workers' compensation surety arrangements. Management expects that the funds anticipated to be generated from operations, together with the credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

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

Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, uncertainties regarding government regulation of Professional Employer Organizations ("PEOs"), including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                           Part II - Other Information


Item 2.       Changes in Securities and Use of Proceeds

       On June 29, 1998, the Company issued 894,642 shares of common stock in connection with the acquisition of Western Industrial Management, Inc., and a related entity, Catch 55, Inc., in a stock-for-stock merger. The shares issued included 10,497 shares issued in exchange for real property consisting of an office condominium. The shares were issued to two of the shareholders of the acquired entities; a third shareholder dissented from the transaction and received cash. The transaction was valued by the parties at approximately $10.7 million, including the $519,095 cash payment to the dissenting shareholder. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance and sale of such shares.


Item 4.       Submission of Matters to a Vote of Security Holders

       The Company held its 1998 annual meeting of stockholders on May 13, 1998. The following directors were elected at the annual meeting:

                                                                                  ABSTENTIONS AND
                                                FOR            WITHHELD          BROKER NON-VOTES
                                                ---            --------          ----------------


         Robert R. Ames                       6,497,405           29,922
         Herbert L. Hochberg                  6,477,905           49,422
         Anthony Meeker                       6,490,605           36,722
         Stanley G. Renecker                  6,490,705           36,622
         Nancy B. Sherertz                    6,347,741          179,586
         William W. Sherertz                  6,490,291           37,036

       The other matter presented for action at the annual meeting was approved by the following vote:

                                                                                  ABSTENTIONS AND
                                                FOR             AGAINST          BROKER NON-VOTES
                                                ---             -------          ----------------

         Approval of the                      6,518,499             789                8,039
         appointment of Price
         Waterhouse LLP as
         independent accountants

Item 6.       Exhibits and Reports on Form 8-K

       (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

       (b)    Reports on Form 8-K

              Subsequent to quarter end, on July 13, 1998, the Company filed a Current Report on Form 8-K dated June 29, 1998, to report that the Company had completed its acquisition of Western Industrial Management, Inc., and of a related company, Catch 55, Inc. (together, "WIMI"), pursuant to a stock-for-stock merger. The transaction qualified as a tax-free merger and was accounted for as a pooling-of-interests. As a result of the merger, the former shareholders of WIMI received a total of 894,642 shares of the Company's common stock, which included 10,497 shares issued in exchange for real property consisting of an office condominium in which WIMI's main office is located. A dissenting WIMI shareholder received cash in the amount of $519,095, based on a value of $11.375 per share of Barrett's common stock. The Company also paid certain professional fees owed by WIMI in connection with the transaction totaling approximately $425,000. WIMI, a privately-held staffing services company headquartered in San Bernardino, California, had 1997 revenues of approximately $24.5 million (unaudited).

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BARRETT BUSINESS SERVICES, INC.
                                                (Registrant)






Date:  August 13, 1998                          By:/s/ Michael D. Mulholland
                                                   Michael D. Mulholland
                                                   Vice President-Finance
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT

  4.1 Loan agreement between the Registrant and Wells Fargo Bank, N.A. dated May 31, 1998.

 11        Statement of Calculation of Average
           Common Shares Outstanding

 27        Financial Data Schedule