Form 10-K/A
period 1997-12-31
BARRETT BUSINESS SERVICES INC
filed 1998-08-21
CIK 902791

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

                               Amendment No. 1 to

              -X- Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ---

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant: $53,155,434 at February 27, 1998

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                  Class                     Outstanding at February 27, 1998
                  -----                     --------------------------------
Common Stock, Par Value $.01 Per Share              6,743,563 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.

--------------------------------------------------------------------------------

                               AMENDMENT NO. 1 TO
                         1997 ANNUAL REPORT ON FORM 10-K
                         BARRETT BUSINESS SERVICES, INC.
                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----

                                         PART II

Item 6.      Selected Financial Data                                                    2

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                      3

Item 8.      Financial Statements and Supplementary Data                                9

                                         PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K           10

Signatures                                                                             11

Financial Statements                                                                  F-1

Exhibit Index

Note: Items 6, 7 and 8 of Part II and Item 14, Financial Statements and Exhibits 11, 27.1, 27.3 and 27.4 to this report have been amended to reflect the restatement of the registrant's financial statements for the years ended December 31, 1993 through 1997, giving effect to the registrant's merger with a staffing services company on June 29, 1998.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the Company's financial statements and the accompanying notes listed in Item 14 of this report.

                                                        Year Ended December 31
                                             1997      1996       1995       1994      1993
                                           -------    -------   --------    ------   -------
                                                 (In thousands, except per share data)
Statement of Operations Data:
Revenues:
    Staffing services...................  $177,263   $130,746   $113,437   $ 83,344  $ 44,562
    Professional employer services......   128,268    101,206     79,480     68,571    57,950
                                           -------    -------   --------    -------   -------
        Total...........................   305,531    231,952    192,917    151,915   102,512
                                           -------    -------   --------    -------   -------
Cost of revenues:
    Direct payroll costs................   236,307    176,686    146,490    114,493    77,358
    Payroll taxes and benefits..........    27,226     20,414     16,139     12,888     9,629
    Workers' compensation...............     9,075      6,641      6,729      5,758     4,591
    Safety incentives...................     1,509      1,532        981      1,103       598
                                           -------    -------   --------     ------   -------
       Total...........................    274,117    205,273    170,339    134,242    92,176
                                           -------    -------   --------    -------   -------
Gross margin............................    31,414     26,679     22,578     17,673    10,336
Selling, general, and administrative
expenses................................    24,011     18,534     15,496     11,695     6,680
Amortization of intangibles.............     1,332        860        606        472       412
                                           -------    -------   --------    -------   -------
Income from operations..................     6,071      7,285      6,476      5,506     3,244
                                           -------    -------   --------    -------   -------
Other (expense) income:
    Interest expense....................      (247)      (122)      (154)      (231)     (109)
    Interest income.....................       362        554        400        224       161
    Other, net..........................         1         --         32         78       133
                                           -------    -------   --------    -------   -------
        Total...........................       116        432        278         71       185
                                           -------    -------   --------    -------   -------
Income before provision for income
taxes...................................     6,187      7,717      6,754      5,577     3,429
Provision for income taxes(1)...........     2,342      2,749      2,566      2,117       437
                                           -------    -------   --------    -------   -------
        Net income......................    $3,845     $4,968   $  4,188    $ 3,460   $ 2,992
                                            ======     ======   ========    =======   =======
Basic net income per share..............    $  .50     $  .65   $    .57    $   .48
                                            ======     ======   ========    =======
Weighted average basic shares...........     7,646      7,602      7,358      7,217
                                            ======     ======   ========    =======
Diluted net income per share............    $  .49     $  .64   $    .55    $   .46
                                            ======     ======   ========    =======
Weighted average diluted shares.........     7,780      7,823      7,564      7,475
                                            ======     ======   ========    =======
Unaudited pro forma data(1)(2):

        Net income......................                                              $ 2,105
                                                                                      =======
Basic net income per share..............                                              $   .34
                                                                                      =======
Weighted average basic shares...........                                                6,144
                                                                                      =======
Diluted net income per share............                                              $   .34
                                                                                      =======
Weighted average diluted shares.........                                                6,213
                                                                                      =======
                                                           As of December 31
                                             1997      1996       1995       1994      1993
                                           -------    -------   --------    ------   -------
                                                            (In thousands)
Selected Balance Sheet Data:
Working capital.........................   $10,392    $11,489    $ 8,387   $ 4,738   $ 6,951
Total assets............................    50,815     44,063     32,450    25,552    19,290
Long-term debt, net of current portion..       573      1,107        875       908     1,097
Stockholders' equity....................    30,231     25,629     20,139    14,490    10,489


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
        The Company's revenues consist of staffing services and professional employer organization ("PEO") services. Staffing services revenues consist of short-term staffing, contract staffing and on-site management. PEO services refer exclusively to co-employer contractual agreements with PEO clients. The Company's revenues represent all amounts billed to customers for direct payroll, related employment taxes, workers' compensation coverage and a service fee (equivalent to a mark-up percentage). The Company's Oregon branches accounted for approximately 49% of its total revenues in 1997, and an additional 39% was derived from its branches in California and Washington. Consequently, weakness in economic conditions on the West Coast could have a material adverse effect on the Company's financial results.

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

                                                                                      Percentage of Total Revenues
                                                                               ------------------------------------------
                                                                                        Years Ended December 31,
                                                                                1997               1996              1995
                                                                               ------             ------            -----
Revenues:
     Staffing services...................................................        58.0%             56.4%             58.8%
     Professional employer services......................................        42.0              43.6              41.2
                                                                               ------            ------            ------
          Total revenues.................................................       100.0             100.0             100.0
                                                                               ------            ------            ------
Cost of revenues:
     Direct payroll costs................................................        77.3              76.1              75.9
     Payroll taxes and benefits..........................................         8.9               8.8               8.4
     Workers' compensation...............................................         3.0               2.9               3.5
     Safety incentives...................................................         0.5               0.7               0.5
                                                                               ------            ------            ------
          Total cost of revenues.........................................        89.7              88.5              88.3
                                                                               ------            ------            ------
Gross margin.............................................................        10.3              11.5              11.7
Selling, general and administrative expenses.............................         7.9               8.0               8.0
Amortization of intangibles..............................................         0.4               0.4               0.3
                                                                               ------            ------            ------
Income from operations...................................................         2.0               3.1               3.4
Other income (expense)...................................................           -               0.2               0.1
                                                                               ------            ------            ------
Pretax income............................................................         2.0               3.3               3.5
Provision for income taxes...............................................         0.7               1.2               1.3
                                                                               ------            ------            ------
Net income...............................................................         1.3%              2.1%              2.2%
                                                                               ======            ======            ======

YEARS ENDED DECEMBER 31, 1997 AND 1996
        Net income for 1997 amounted to $3,845,000, a decrease of $1,123,000 or 22.6% from 1996 net income of $4,968,000. The decrease in 1997 net income from 1996 was primarily due to a lower gross margin percentage, which resulted primarily from increased payroll costs as a percentage of revenues, offset in part by lower income taxes as a percentage of revenues. Diluted net income per share for 1997 was $0.49 compared to $0.64 for 1996.

        Total 1997 revenues were $305,531,000, which represented an increase of $73,579,000 or 31.7% over 1996 revenues of $231,952,000. The increase in revenues over 1996 was primarily due to a 1997 internal growth rate of 23.2%, combined with the effect from a full year of operations for five 1996 acquisitions, as well as from two acquisitions in the first half of 1997. Staffing services revenues increased 35.6% over 1996 primarily as a result of the growth in large contract staffing and on-site management services and the effect of a full year of operations for the 1996 acquisitions. Professional employer (staff leasing) services revenues increased 26.7% over 1996 due to the effect from a full year of operations for the 1996 acquisitions. Revenues from staffing services, as a percent of total revenues, increased in 1997 to 58.0% as compared to 56.4% of total revenues in 1996.

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

        Gross margin for 1997 totaled $31,414,000, representing an increase of $4,735,000 or 17.7% over 1996. The gross margin rate of 10.3% of revenues represents a 120 basis point decline from 1996 due primarily to increases in direct payroll costs as a percentage of revenues. Direct payroll costs as a percentage of revenues increased primarily as a result of increased business activity in contract staffing and on-site management arrangements. The Company expects gross margin, as a percentage of revenues, to continue to be influenced by increases or decreases in contract staffing and on-site management arrangements, as well as by the adequacy of its estimates for workers' compensation liabilities, which may be negatively affected by unanticipated adverse loss development of claims reserves.

        The increase in direct payroll costs as a percentage of revenues from 76.1% for 1996 to 77.3% for 1997 was primarily attributable to increased business activity in contract staffing and on-site management arrangements, which are typically higher volume, lower margin accounts.

        Workers' compensation expense increased from 2.9% of revenues for 1996 to 3.0% of revenues for 1997. The increase in the total number of injury claims for 1997 over 1996 was due in large part to a new policy implemented in 1997 which records "first aid" type claims. Such claims totaled 276 for 1997 and were not recorded in 1996. The increase in workers' compensation expense for 1997 was generally attributable to a moderately higher incidence of injuries during 1997, as compared to 1996, and management's decision to (i) continue to increase the Company's accrual for future adverse loss development of open claims and (ii) build an accrual for potential future catastrophic workers' compensation claims.

        The  following  table  summarizes   certain   indicators  of  experience
regarding the Company's self-insured workers' compensation program by quarter for 1997 and 1996.

                   Self-Insured Workers' Compensation Profile

                                                          Total Self-Insured
                                    Total Self-Insured        Workers' Comp
             No. of Self-Insured   Workers' Comp Expense    Expense as a % of
                Injury Claims          (in thousands)         Total Payroll
             -------------------   ---------------------  -------------------
                 1997    1996           1997     1996         1997     1996
                -----   -----         ------   ------        -----    -----
Q1                321     193         $1,855   $  770         3.9%     2.4%
Q2                419     312          1,973    1,213         3.7      3.1
Q3                578     401          2,237    2,161         3.6      4.7
Q4                476     422          2,081    1,794         3.8      3.9
                -----   -----         ------   ------
For the Year    1,794   1,328         $8,146   $5,938         3.7      3.6
                =====   =====         ======   ======

        Selling, general and administrative expenses consist of compensation and other expenses incident to the operation of the Company's headquarters and branch offices and marketing of its services. Selling, general and administrative ("SG&A") expenses (excluding the amortization of intangibles) for 1997 amounted to $24,011,000, an increase of $5,477,000 or 29.6% over 1996.
Selling, general and administrative expenses expressed as a percentage of revenues decreased from 8.0% for 1996 to 7.9% for 1997. The increase in total SG&A dollars for 1997 over 1996 was primarily attributable to incremental branch office expenses as a result of the four acquisitions since October 1, 1996, the opening of four new offices in 1996 and early 1997, the addition of experienced personnel at several offices to expand the Company's managerial resources and an approximately $700,000 increase in bad debt expense. Two customers accounted for over one-half of the increase in bad debt expense. Management believes that the Company's allowance for doubtful accounts of $575,000 is adequate at December 31, 1997. There can be no assurance, however, that future experience with respect to the Company's ability to collect accounts receivable will not be adverse.

        Amortization of intangibles totaled $1,332,000 for 1997 or 0.4% of revenues, which compares to $860,000 or 0.4% of revenues for 1996. The increased amortization expense for 1997 was primarily attributable to amortization arising from the four acquisitions made since October 1, 1996.

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

YEARS ENDED DECEMBER 31, 1996 AND 1995
        Net income for 1996 amounted to $4,968,000, an increase of $780,000 or 18.6% over 1995 net income of $4,188,000. The increase in 1996 net income from 1995 was primarily due to continued growth in revenues and gross margin, which was offset in part by increased selling, general and administrative expenses. Diluted net income per share for 1996 was $0.64 compared to $0.55 for 1995.

        Total 1996 revenues were $231,952,000, which represented an increase of $39,035,000 or 20.2% over 1995 revenues of $192,917,000. The increase in revenues over 1995 was primarily due to a 1996 internal growth rate of 11.7%, coupled with the acquisition of five staffing and PEO businesses during 1996. Professional employer (staff leasing) services revenues increased 27.3% over 1995 due to the growth in the number of new PEO clients, primarily in Oregon and California. The growth in 1996 PEO services revenues was a result of internal sales efforts, together with the acquisitions made during 1996. Revenues from staffing services, as a percent of total revenues, declined in 1996 to 56.4% as compared to 58.8% of total revenues in 1995, despite a 15.3% growth rate over 1995.

        Gross margin for 1996 totaled $26,679,000, representing an increase of $4,101,000 or 18.2% over 1995. The gross margin rate of 11.5% of revenues for 1996 represented a 20 basis point decrease from 1995 due to slight increases in direct payroll costs and payroll taxes and benefits, offset in part by a decrease in workers' compensation expense as a percentage of total revenues.

        Workers' compensation expense, both in terms of total dollars and as a percent of total payroll dollars, improved in 1996 to $6,641,000 or 2.9% of revenues, compared to $6,729,000 or 3.5 % of revenues in 1995. The decrease in the 1996 expense was primarily the result of lower severity for 1996 claims, coupled with a slightly lower incidence of injuries compared to 1995.

        Selling, general and administrative expenses (excluding the amortization of intangibles) amounted to $18,534,000 or 8.0% of revenues for 1996, as compared to $15,496,000 or 8.0% of revenues for 1995. The increase in total dollars for 1996, as compared to 1995, was primarily due to additional branch office staff resulting from the five acquisitions consummated during 1996.

        Amortization of intangibles totaled $860,000 for 1996, or 0.4% of revenues, which compared to $606,000 or 0.3% of revenues for 1995. The increased amortization expense for 1996 over 1995 was primarily attributable to the five acquisitions during 1996.

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

LIQUIDITY AND CAPITAL RESOURCES
        The Company's cash position of $3,439,000 at December 31, 1997 increased $1,816,000 from December 31, 1996. The increase was primarily due to $7,281,000 provided by operations and $757,000 provided by the exercise of stock options and warrants, offset by $2,227,000 used for acquisitions, $1,497,000 used for the purchase of property and equipment and $2,825,000 used for the repurchase of common stock (see discussion below).

        Net cash provided by operating activities for 1997 amounted to $7,281,000 as compared to $2,238,000 for 1996. For 1997, cash flow was primarily generated by net income together with increases of $2,180,000 in accrued payroll and benefits and $900,000 in accrued workers' compensation claim liabilities. The $1,030,000 increase in other long-term liabilities includes the $1,000,000 deferred noncompete agreement arising from the acquisition of HR Only and is reflected in the supplemental schedule of noncash activities within the "liabilities assumed" caption.

        Net cash used in investing activities totaled $4,112,000 for 1997, as compared to $3,935,000 for 1996. During 1997, the Company paid $2,227,000 in cash in connection with the HR Only and TLC Staffing acquisitions and had capital expenditures of $1,497,000. Approximately $1.0 million of the total capital expenditures was related to new computer hardware and software for the Company's new management information system, which will address all concerns related to the "Year 2000 issue," as discussed in Item 1 under "Management
Information System." During 1996, the Company paid $1,519,000 in cash in connection with five acquisitions, incurred $1,390,000 in capital expenditures and had net purchases of $1,026,000 of restricted marketable securities to satisfy various state and federal self-insured workers' compensation surety deposit requirements. At March 30, 1998, the Company had no material long-term capital commitments.

        Net cash used in financing activities for 1997 totaled $1,353,000, which compares to $204,000 net cash provided by financing activities for 1996. For
1997, the principal use of cash used in financing activities arose from the Company's obligation to redeem 159,154 shares of its common stock at a value of $2,824,984 pursuant to a Plan and Agreement of Reorganization between StaffAmerica, Inc. and the Company. The cash used for this stock redemption was offset in part by net proceeds from the exercise of stock options and warrants totaling $757,000 and net proceeds from credit-line borrowings of $701,000. As of March 30, 1998, an underwriter continued to hold warrants to purchase 30,000 shares of common stock at $4.20 per share issued in connection with the Company's 1993 initial public offering of its common stock.

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

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES
The   Financial    Statements,    together   with   the   report    thereon   of
PricewaterhouseCoopers LLP, are included on the pages indicated below:

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

REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the quarter ended December 31, 1997.

EXHIBITS
Exhibits are listed in the Exhibit Index that follows the Financial Statements included in this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under
Item 10, "Executive Compensation Plans and Arrangements and Other Management Contracts" in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date:  August 20, 1998                 By:  /s/ Michael D. Mulholland
                                            Michael D. Mulholland
                                            Vice President-Finance and Secretary
                                            (Principal Financial Officer)

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


/s/ PricewaterhouseCoopers LLP


Portland, Oregon
August 20, 1998

BARRETT BUSINESS SERVICES, INC.
BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------------------------------

(in thousands, except par value)                                                 1997            1996

                             ASSETS
Current assets:
   Cash and cash equivalents                                                    $  3,439        $  1,623
   Trade accounts receivable, net                                                 21,051          20,173
   Note receivable (Note 2)                                                            -             324
   Prepaid expenses and other                                                      1,231           1,009
   Deferred tax assets (Note 12)                                                   2,086           1,359
                                                                                --------        --------
       Total current assets                                                       27,807          24,488
Intangibles, net (Note 4)                                                         12,133          10,305
Property and equipment, net (Notes 5 and 8)                                        4,574           3,436
Restricted marketable securities and workers' compensation
  deposits (Note 6)                                                                6,095           5,707
Other assets                                                                         206             127
                                                                                --------        --------

                                                                                $ 50,815        $ 44,063
                                                                                ========        ========
           LIABILITIES, REDEEMABLE COMMON STOCK AND
              NONREDEEMABLE STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 8)                                   $    731        $     51
   Line of credit payable (Note 7)                                                   887             186
   Accounts payable                                                                1,136           1,054
   Accrued payroll, payroll taxes and related benefits                            10,034           7,847
   Accrued workers' compensation claim liabilities (Note 6)                        3,140           2,240
   Customer safety incentives payable                                              1,073           1,015
   Other accrued liabilities                                                         414             606
                                                                                --------        --------
       Total current liabilities                                                  17,415          12,999
Long-term debt, net of current portion (Note 8)                                      573           1,107
Customer deposits                                                                    934             890
Long-term workers' compensation liabilities (Note 6)                                 632             613
Other long-term liabilities                                                        1,030               -
                                                                                --------        --------
                                                                                  20,584          15,609
                                                                                --------        --------
Commitments and contingencies (Notes 9, 10 and 15)
Redeemable common stock, $.01 par value; 159 shares issued and
  outstanding at December 31, 1996 (Note 13)                                           -           2,825
                                                                                --------        --------

Nonredeemable stockholders' equity:
   Common stock, $.01 par value; 20,500 shares authorized,
    7,638 and 7,520 shares issued and outstanding (Notes 13                           76              75
   and 14)
   Additional paid-in capital                                                     11,760          11,004
   Retained earnings                                                              18,395          14,550
                                                                                --------        --------
                                                                                  30,231          25,629
                                                                                --------        --------
                                                                                $ 50,815        $ 44,063
                                                                                ========        ========

   The accompanying notes are an integral part of these financial statements.

BARRETT BUSINESS SERVICES, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

---------------------------------------------------------------------------------------------------------------

(in thousands, except per share amounts)                             1997              1996              1995
                                                                  ---------         ---------         ---------

Revenues:
   Staffing services                                              $ 177,263         $ 130,746         $ 113,437
   Professional employer services                                   128,268           101,206            79,480
                                                                  ---------         ---------         ---------
                                                                    305,531           231,952           192,917
                                                                  ---------         ---------         ---------

Cost of revenues:
   Direct payroll costs                                             236,307           176,686           146,490
   Payroll taxes and benefits                                        27,226            20,414            16,139
   Workers' compensation (Note 6)                                     9,075             6,641             6,729
   Safety incentives                                                  1,509             1,532               981
                                                                  ---------         ---------         ---------
                                                                    274,117           205,273           170,339
                                                                  ---------         ---------         ---------

Gross margin                                                         31,414            26,679            22,578

Selling, general and administrative expenses                         24,011            18,534            15,496
Amortization of intangibles (Note 4)                                  1,332               860               606
                                                                  ---------         ---------         ---------
Income from operations                                                6,071             7,285             6,476
                                                                  ---------         ---------         ---------

Other (expense) income:
   Interest expense                                                    (247)             (122)             (154)
   Interest income                                                      362               554               400
   Other, net                                                             1                 -                32
                                                                  ---------         ---------         ---------
                                                                        116               432               278
                                                                  ---------         ---------         ---------

Income before provision for income taxes                              6,187             7,717             6,754

Provision for income taxes (Note 12)                                  2,342             2,749             2,566
                                                                  ---------         ---------         ---------

Net income                                                        $   3,845         $   4,968         $   4,188
                                                                  =========         =========         =========

Basic earnings per share                                          $     .50         $     .65         $     .57
                                                                  =========         =========         =========

Weighted average number of basic shares outstanding                   7,646             7,602             7,358
                                                                  =========         =========         =========

Diluted earnings per share                                        $     .49         $     .64         $     .55
                                                                  =========         =========         =========

Weighted average number of diluted shares outstanding                 7,780             7,823             7,564
                                                                  =========         =========         =========


   The accompanying notes are an integral part of these financial statements.

BARRETT BUSINESS SERVICES, INC.
STATEMENTS OF REDEEMABLE COMMON STOCK AND
NONREDEEMABLE STOCKHOLDERS' EQUITY
DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------------------------------------------------------

                                                                          NONREDEEMABLE STOCKHOLDERS' EQUITY
                                                                  -------------------------------------------------------------
                                            REDEEMABLE                                 ADDITIONAL
                                           COMMON STOCK              COMMON STOCK        PAID-IN      RETAINED
(in thousands)                           SHARES     AMOUNT        SHARES      AMOUNT     CAPITAL      EARNINGS         TOTAL
                                         ------   ---------       ------      -------   ---------    ----------     -----------

Balance, December 31, 1994                 -      $       -       7,252       $    73   $   9,023    $    5,394     $    14,490

Common stock issued for acquisitions                                 67             1         910                           911
Common stock issued on exercise
  of options and warrants                                           124             1         549                           550
Net income                                                                                                4,188           4,188
Contribution of common stock
  (Note 11)                                                          (7)                                                      -
                                         ---      ---------       -----       -------   ---------    ----------     -----------

Balance, December 31, 1995                 -              -       7,436            75      10,482         9,582          20,139

Common stock issued for acquisitions     159          2,825          20                       380                           380

Common stock issued on exercise
  of options, net                                                    54                       112                           112
Net income                                                                                                4,968           4,968
Contribution of capital                                              10                        30                            30
                                         ---      ---------       -----       -------   ---------    ----------     -----------

Balance, December 31, 1996               159          2,825       7,520            75      11,004        14,550          25,629

Common stock issued on exercise
  of options and warrants, net                                      118             1         756                           757
Repurchase of redeemable common
  stock                                 (159)        (2,825)                                                                  -
Net income                                                                                                3,845           3,845
                                         ---      ---------       -----       -------   ---------    ----------     -----------

Balance, December 31, 1997                 -      $     -         7,638       $    76   $  11,760    $   18,395     $    30,231
                                         ===      =========       =====       =======   =========    ==========     ===========


   The accompanying notes are an integral part of these financial statements.
                                       F-4

BARRETT BUSINESS SERVICES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

------------------------------------------------------------------------------------------------
(in thousands)                                              1997        1996         1995

Cash flows from operating activities:
   Net income                                             $ 3,845      $ 4,968     $ 4,188
   Reconciliations of net income to net cash provided
    by operating activities:
     Depreciation and amortization                          1,765        1,189         881
     Gain on sales of marketable securities                     -            -         (42)
     Deferred taxes                                          (727)        (422)        (23)
     Changes in certain  assets and  liabilities,  net of
      amounts  purchased  in acquisitions:
       Trade accounts receivable, net                        (332)      (5,824)     (3,850)
       Prepaid expenses and other                            (179)        (513)        103
       Accounts payable                                        73          125         429
       Accrued payroll, payroll taxes and related benefits  2,180        1,903         887
       Other accrued liabilities                             (316)         606          (1)
       Accrued workers' compensation claim liabilities        900          148         183
       Customer safety incentives payable                      58          239         (29)
       Customer deposits, other liabilities and other
         assets, net                                          (16)        (181)        (24)
       Other long-term liabilities                             30            -           -
                                                          -------      -------     -------
Net cash provided by operating activities                   7,281        2,238       2,702
                                                          -------      -------     -------

Cash flows from investing activities:
   Cash paid for acquisitions, including other direct
     costs                                                 (2,227)      (1,519)     (1,199)
   Purchases of fixed assets, net of amounts purchased
     in acquisitions                                       (1,497)      (1,390)       (410)
   Proceeds from maturities of marketable securities        5,343        7,025       1,862
   Purchases of marketable securities                      (5,731)      (8,051)     (2,305)
                                                          -------      -------     -------
Net cash used in investing activities                      (4,112)      (3,935)     (2,052)
                                                          -------      -------     -------

Cash flows from financing activities:
   Payment of credit line assumed in acquisition             (401)           -           -
   Net proceeds from (payments on) credit line
     borrowings                                               701         (188)       (172)
   Note receivable                                            324            -           -
   Proceeds from issuance of long-term debt                   180          284           -
   Payments on long-term debt                                 (89)         (34)        (31)
   Repurchase of common stock                              (2,825)           -           -
   Contribution of capital                                      -           30           -
   Proceeds from the exercise of stock options and
     warrants                                                 757          112         550
                                                          -------      -------     -------
Net cash (used in) provided by financing activities        (1,353)         204         347
                                                          -------      -------     -------

Net increase (decrease) in cash and cash equivalents        1,816       (1,493)        997
Cash and cash equivalents, beginning of year                1,623        3,116       2,119
                                                          -------      -------     -------
Cash and cash equivalents, end of year                    $ 3,439      $ 1,623     $ 3,116
                                                          =======      =======     =======

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

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS
     Barrett Business Services, Inc. ("Barrett" or the "Company"), a Maryland corporation, is engaged in providing staffing and professional employer services to a diversified group of customers through a network of branch offices throughout Oregon, Washington, Idaho, California, Arizona, Maryland, Delaware and Michigan. Approximately 49%, 61% and 63%, respectively, of the Company's revenues during 1997, 1996 and 1995 were attributable to its Oregon operations. On June 29, 1998, the Company acquired Western Industrial Management, Inc. and Catch 55, Inc. (collectively "WIMI"). The acquisition was accounted for as a pooling-of-interests pursuant to Accounting Principles Board ("APB") Opinion No. 16, and accordingly, the Company's financial statements have been restated for all prior periods to give effect to the merger, as more fully described in Note 2.

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

     Income taxes paid by the Company in 1997, 1996 and 1995 totaled $3,223,920, $2,953,317 and $2,543,700, respectively.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NET INCOME PER SHARE
     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," for the year ended December 31, 1997. SFAS No. 128 requires disclosure of basic and diluted earnings per share. All prior years have been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options and warrants.

     RECLASSIFICATIONS
     Certain prior year amounts have been reclassified to conform with the 1997 presentation. Such reclassifications have no impact on net income or stockholders' equity.

     ACCOUNTING ESTIMATES
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from those estimates.


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

                                                      YEAR ENDED DECEMBER 31,
                                                         1997          1996
                                                      ---------     ---------
     (in thousands, except per share amounts)
     Revenue                                          $ 305,889     $ 250,306
                                                      =========     =========

     Net income                                       $   3,848     $   5,216
                                                      =========     =========

     Basic earnings per share                         $     .50     $     .68
                                                      =========     =========

     Diluted earnings per share                       $     .49     $     .66
                                                      =========     =========

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

     On June 29, 1998, the Company completed a merger with WIMI, whereby WIMI was merged directly into Barrett. The transaction qualified as a tax-free merger and has been accounted for as a pooling-of-interests. As a result of the merger, the former shareholders of WIMI received a total of 894,642 shares of the Company's common stock, which included 10,497 shares issued in exchange for real property consisting of an office condominium in which WIMI's main office is located. A dissenting WIMI shareholder received cash in the amount of $519,095, based on the value of $11.375 per share of Barrett's common stock. WIMI was a privately-held staffing services company headquartered in San Bernardino, California.

     Separate results of operations of the periods prior to the merger with the Company are as follows:

                                                 YEAR ENDED DECEMBER 31,

      (in thousands)                     1997             1996              1995
                                        -------          -------           -------
      Revenues:

        Barrett                       $ 281,006        $ 213,926         $ 178,516
        WIMI                             24,525           18,026            14,401
                                        -------          -------           -------
      Combined                        $ 305,531        $ 231,952         $ 192,917
                                        =======          =======           =======
      Net income (loss):
        Barrett                       $   3,825        $   5,036         $   4,118
        WIMI                                 20              (68)               70
                                        -------          -------           -------
      Combined                        $   3,845        $   4,968         $   4,188
                                        =======          =======           =======
      Other changes in
      redeemable common
      stock and
      nonredeemable
      stockholders' equity:
        Barrett                      $   (2,068)      $    3,317       $     1,461
        WIMI                                  -               30                 -
                                        -------          -------           -------
      Combined                       $   (2,068)      $    3,347       $     1,461
                                        =======          =======           =======


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


3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK (CONTINUED)

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


4.   INTANGIBLES

     Intangibles consist of the following (in thousands):


                                                                                   1997           1996
                                                                                 --------       --------

     Covenants not to compete                                                    $  3,469       $  2,249
     Goodwill                                                                      12,925         10,985
     Customer lists                                                                   358            358
                                                                                 --------       --------
                                                                                   16,752         13,592
     Less accumulated amortization                                                  4,619          3,287
                                                                                 --------       --------
                                                                                 $ 12,133       $ 10,305
                                                                                 ========       ========


5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                                   1997           1996
                                                                                 --------       --------

     Office furniture and fixtures                                               $  2,899       $  2,375
     Computer hardware and software                                                 1,820            786
     Buildings                                                                      1,441          1,423
     Vehicles                                                                          55             60
                                                                                 --------       --------
                                                                                    6,215          4,644
     Less accumulated depreciation                                                  1,949          1,516
                                                                                 --------       --------
                                                                                    4,266          3,128
     Land                                                                             308            308
                                                                                 --------       --------
                                                                                 $  4,574       $  3,436
                                                                                 ========       ========

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

     The United States Department of Labor and the States of Oregon, Maryland, Washington and California require the Company to maintain specified investment balances or other financial instruments, totaling $7,698,000 at December 31, 1997 and $7,151,000 at December 31, 1996, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 1997, the Company has provided letters of credit in the amount of $2,096,000 and surety bonds totaling $457,000. The investments are included in restricted marketable securities and workers' compensation deposits in the accompanying balance sheets.

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

     The workers' compensation expense in the accompanying statements of operations consists of $8,099,000, $5,799,000 and $5,802,000 for self-insurance expense for 1997, 1996 and 1995, respectively. Premiums in the insured states were $976,000, $842,000 and $927,000 for 1997, 1996 and
     1995, respectively.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


7.   CREDIT FACILITY

     Effective May 30, 1997, the Company renegotiated its loan agreement (the "Agreement") with a major bank, which provides for (a) an unsecured revolving credit facility for working capital purposes, (b) a term real estate loan (Note 8) and (c) standby letters of credit totaling $2,096,000, in connection with certain workers' compensation surety arrangements. The Agreement expires on May 31, 1998 and currently permits total borrowings of up to $4,000,000 under the revolving credit facility. The interest rates available on outstanding balances under the revolving credit facility include Prime Rate, Federal Funds Rate plus 1.75%, or Adjusted Eurodollar Rate plus 1.25%. Under the loan agreement, the Company is required to maintain a zero outstanding balance against the revolving credit facility for a minimum of 30 consecutive days during each year. The pledging of any of the Company's assets, other than existing mortgages on its real property, is limited to a pro rata basis with any other lender.

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

     The Company has an additional revolving credit facility. Total borrowings outstanding at December 31, 1997 and 1996 were $887,000 and $186,000, respectively. This credit facility was paid off in 1998.

8.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                           1997          1996
                                                                      --------------  --------------
                                                                              (IN THOUSANDS)

     Loan from shareholder, interest at 10% per annum due in
       1998 (See Note 11)                                             $      122      $            -
     Mortgage note payable in monthly installments of $2,784,
       including interest at 11% per annum through 1998, with a
       principal payment of $269,485 due in 1998, secured by land
       and building                                                          273                 276
     Mortgage note payable in monthly installments of $6,730,
       including interest at 8.15% per annum through 2003, with a principal payment of $366,900 due in 2003, secured by land
       and building (Note 7)                                                 566                 598
     Mortgage note payable, including interest at 10% per annum
       due in 1998, secured by land and building                             210                 210
     Capitalized lease equipment with variable monthly installments, including interest at 11.5% per annum through 2000, secured
       by equipment                                                           75                  74
     Other                                                                    58                   -
                                                                      ----------      --------------
                                                                           1,304               1,158
     Less portion due within one year                                        731                  51
                                                                      ----------      --------------
                                                                      $      573      $        1,107
                                                                      ==========      ==============

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


8.   LONG-TERM DEBT (CONTINUED)

     Maturities on long-term debt are summarized as follows at December 31, 1997 (in thousands):

     YEAR ENDING
     DECEMBER 31,
     ------------

        1998                             $     731
        1999                                    57
        2000                                    60
        2001                                    51
        2002                                    49
     Thereafter                                356
                                          --------
                                         $   1,304
                                          ========

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

     Recent attention has been placed by the Internal Revenue Service (the "IRS") and the staff leasing industry on IRC Section 401(k) plans sponsored by staff leasing companies. As such, the tax-exempt status of the Company's plan is subject to continuing scrutiny and approval by the IRS and to the Company's ability to support to the IRS the Company's employer-employee relationship with leased employees. In the event the tax-exempt status were to be discontinued and the plan were to be disqualified, the operations of the Company could be adversely affected. The Company has not recorded any provision for this potential contingency, as the Company and its legal counsel cannot presently estimate either the likelihood of disqualification or the resulting range of loss, if any.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


10.  COMMITMENTS

     LEASE COMMITMENTS
     The Company leases its branch offices under operating lease agreements which require minimum annual payments as follows (in thousands):

         YEAR ENDING
         DECEMBER 31,
     ------------------

            1998                                          $    920
            1999                                               701
            2000                                               455
            2001                                               229
            2002                                                81
                                                          --------
                                                          $  2,386
                                                          ========

     Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $1,188,000, $848,000 and $680,000, respectively.


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

     On December 31, 1997, the Company took a loan from a shareholder in the amount of $122,100. The note bears interest at 10% per annum and is due in 1998.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


12.  INCOME TAXES

     The provisions for income taxes are as follows (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                   1997          1996          1995
                                                  -------       -------       -------

       Current:
        Federal                                   $ 2,566       $ 2,692       $ 2,114
        State                                         503           479           475
                                                  -------       -------       -------
                                                    3,069         3,171         2,589


       Deferred:
        Federal                                      (600)         (348)          (19)
        State                                        (127)          (74)           (4)
                                                  -------       -------       -------
                                                     (727)         (422)          (23)
                                                  -------       -------       -------
       Total provision                            $ 2,342       $ 2,749       $ 2,566
                                                  =======       =======       =======


     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                                1997           1996

       Accrued workers' compensation claim liabilities         $ 1,469        $ 1,113
       Allowance for doubtful accounts                             236             10
       Tax depreciation in excess of book depreciation            (165)          (154)
       Safety incentives                                           276            281
       Amortization of intangibles                                 110             29
       State unemployment tax accrual                              160             80
                                                               -------        -------
                                                               $ 2,086        $ 1,359
                                                               =======        =======

     The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

                                                                    YEAR ENDED DECEMBER 31,
                                                              1997             1996             1995
                                                          ------------     ------------     -------------
       Statutory federal tax rate                             34.0%            34.0%            34.0%
       State taxes, net of federal benefit                     3.5              3.5              4.6
       Nondeductible amortization of intangibles               1.3               .1               .1
       Federal tax-exempt interest income                     (1.0)            (1.4)            (1.3)
       Other, net                                               .1              (.6)              .6
                                                          ------------     ------------     -------------
                                                              37.9%            35.6%            38.0%
                                                          ============     ============     =============

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

                                                                                            WEIGHTED
                                                                                            AVERAGE
                                                                                            EXERCISE
                                                                           OPTIONS           PRICE
                                                                      ---------------    ---------------

       Outstanding at December 31, 1994                                      306,575          $    7.36
       Options granted at market price                                       151,500              14.31
       Options granted above market price                                     70,000              16.36
       Options exercised                                                     (13,950)              6.19
       Options canceled or expired                                           (17,500)              7.52
                                                                      --------------

       Outstanding at December 31, 1995                                      496,625              10.78
       Options granted at market price                                       137,498              16.63
       Options exercised                                                     (83,625)              6.77
       Options canceled or expired                                           (58,500)             17.70
                                                                      --------------

       Outstanding at December 31, 1996                                      491,998              12.27
       Options granted at market price                                       219,871              14.54
       Options exercised                                                     (77,375)              9.46
       Options canceled or expired                                           (39,375)             13.87
                                                                      --------------
       Outstanding at December 31, 1997                                      595,119              13.50
                                                                      ==============
       Available for grant at December 31, 1997                              503,756
                                                                      ==============


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

                                                        1997           1996            1995
                                                       -------         -------       -------

       (in thousands, except per share amounts)
       Net income, as reported                         $ 3,845         $ 4,968       $ 4,188
       Net income, pro forma                             3,364           4,596         3,927
       Basic earnings per share, as reported               .50             .65           .57
       Basic earnings per share, pro forma                 .43             .59           .53
       Diluted earnings per share, as reported             .49             .64           .55
       Diluted earnings per share, pro forma               .42             .58           .51

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:

                                                         1997          1996         1995
                                                         ----          ----         ----

       Expected volatility                                 42%           41%           41%
       Risk free rate of return                          6.25%         6.10%         6.10%
       Expected dividend yield                              0%            0%            0%
       Expected life (years)                              7.5           7.0           7.0

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

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                     OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
            -------------------------------------------------------------------------        ----------------------------------
                                                                         WEIGHTED
                                                                          AVERAGE              EXERCISABLE           WEIGHTED
             EXERCISE                                  WEIGHTED          REMAINING                  AT               AVERAGE
               PRICE                 NUMBER             AVERAGE         CONTRACTUAL            DECEMBER 31,          EXERCISE
               RANGE               OF SHARES             PRICE              LIFE                   1997               PRICE
            ----------------      -------------      -------------      -------------        ----------------     -------------
          $            3.50             33,000           $   3.50                5.4                  33,000           $  3.50
             8.75 -    9.50             66,250               9.42                6.1                  35,750              9.35
            10.75 -   12.07             83,860              11.69                8.8                  20,000             11.00
            13.37 -   14.88            202,000              14.39                8.4                  49,500             14.40
            15.00 -   18.69            210,009              16.22                6.7                  73,708             15.80

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

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------



16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                             FIRST           SECOND           THIRD          FOURTH
                                            QUARTER          QUARTER         QUARTER         QUARTER
                                         --------------   --------------  ---------------  --------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
       Year ended December 31, 1995
        Revenues                              $ 42,152         $ 47,841         $ 53,286        $ 49,638
        Cost of revenues                        38,294           42,417           46,404          43,224
        Net income                                 361            1,056            1,530           1,241
        Basic earnings per share                   .05              .14              .21             .17
        Diluted earnings per share                 .05              .14              .20             .16

       Year ended December 31, 1996
        Revenues                                46,502           55,902           64,694          64,854
        Cost of revenues                        40,987           49,146           57,438          57,702
        Net income                                 816            1,287            1,639           1,226
        Basic earnings per share                   .11              .17              .21             .16
        Diluted earnings per share                 .11              .16              .21             .16

       Year ended December 31, 1997
        Revenues                                67,011           75,660           85,995          76,865
        Cost of revenues                        60,296           67,686           77,258          68,877
        Net income                                 823            1,254              976             792
        Basic earnings per share                   .11              .16              .13             .10
        Diluted earnings per share                 .10              .16              .13             .10

                                  EXHIBIT INDEX


2 Acquisition and Merger Agreement dated June 29, 1998, among the registrant, Western Industrial Management, Inc., Catch 55, Inc., and the other parties listed therein. Incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K dated June 29, 1998.

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

10.3*   Deferred Compensation Plan for Management Employees of the registrant.

11      Statement of calculation of Basic and Diluted shares outstanding.

23      Consent of PricewaterhouseCoopers LLP, independent accountants.

24*     Power of attorney of certain officers and directors.

27.1    Restated Financial Data Schedule, fiscal year end 1997.

27.2* Financial Data Schedules, fiscal year ends 1995 and 1996 and Qtrs. 1, 2 and 3 of 1996.

27.3    Restated Financial Data Schedules, Qtrs. 1, 2 and 3 of 1997.

27.4    Restated Financial Data Schedules, fiscal year ends 1995 and 1996.

* Previously filed