Form 10-Q/A
period 1998-03-31
BARRETT BUSINESS SERVICES INC
filed 1998-08-21
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


                               Amendment No. 1 to

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

              Yes [ X ]           No [   ]

Number of shares of Common Stock, $.01 par value, outstanding at April 30, 1998 was 7,675,455 shares.

                          Amendment No. 1 to Form 10-Q
                      for the Quarter Ended March 31, 1998

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

                                                                                        Page
                                                                                        ----

Part I - Financial Information

       Item 1.       Financial Statements

                     Balance Sheets - March 31, 1998 and
                     December 31, 1997..................................................3

                     Statements of Operations - Three Months
                     Ended March 31, 1998 and 1997......................................4

                     Statements of Cash Flows - Three Months
                     Ended March 31, 1998 and 1997......................................5

                     Notes to Financial Statements......................................6

       Item 2.       Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations........................................................10

Part II - Other Information

       Item 6.       Exhibits and Reports on Form 8-K..................................16

Signatures           ..................................................................17

Exhibit Index        ..................................................................18

Note: Items 1 and 2 of Part I and Exhibits 11 and 27 to this report have been amended to include restated financial statements for the three months ended March 31, 1998 and 1997, giving effect to the registrant's merger with a staffing services company headquartered in San Bernardino, California, on June 29, 1998.

                         PART I - Financial Information

Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                        (In thousands, except par value)

                                                                       March 31,            December 31,
                                                                         1998                   1997
                                                                       ---------            ------------
         Assets

Current assets:
   Cash and cash equivalents                                           $ 3,455                $ 3,439
   Trade accounts receivable, net                                       22,215                 21,051
   Prepaid expenses and other                                            1,755                  1,231
   Deferred tax assets (Note 2)                                          2,162                  2,086
                                                                        ------                 ------
     Total current assets                                               29,587                 27,807
Intangibles, net                                                        11,782                 12,133
Property and equipment, net                                              4,807                  4,574
Restricted marketable securities and
 workers' compensation deposits                                          6,013                  6,095
Other assets                                                               410                    206
                                                                        ------                 ------
                                                                       $52,599                $50,815
                                                                        ======                 ======

         Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt                                     $ 784                  $ 731
   Line of credit payable                                                  771                    887
   Income taxes payable (Note 2)                                           119                      -
   Accounts payable                                                      1,148                  1,136
   Accrued payroll, payroll taxes and
    related benefits                                                    11,210                 10,034
   Accrued workers' compensation claim
    liabilities                                                          3,094                  3,140
   Customer safety incentives payable                                    1,070                  1,073
   Other accrued liabilities                                               478                    414
                                                                        ------                 ------
     Total current liabilities                                          18,674                 17,415
Long-term debt, net of current portion                                     560                    573
Customer deposits                                                          882                    934
Long-term workers' compensation liabilities                                728                    632
Other long-term liabilities                                              1,112                  1,030
                                                                        ------                 ------
                                                                        21,956                 20,584
                                                                        ------                 ------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500 shares
    authorized, 7,642 and 7,638 shares issued
    and outstanding, respectively                                           76                     76
   Additional paid-in capital                                           11,785                 11,760
   Retained earnings                                                    18,782                 18,395
                                                                        ------                 ------
                                                                        30,643                 30,231
                                                                        ------                 ------
                                                                       $52,599                $50,815
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

                              BARRETT BUSINESS SERVICES, INC.
                                  Statements of Operations
                                        (Unaudited)
                          (In thousands, except per share amounts)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 ---------------------------
                                                                                 1998                 1997
                                                                                 ------               ------

Revenues:
     Staffing services                                                          $40,304              $36,749
     Professional employer services                                              28,937               30,262
                                                                                 ------               ------
                                                                                 69,241               67,011
                                                                                 ------               ------
Cost of revenues:
     Direct payroll costs                                                        53,667               51,438
     Payroll taxes and benefits                                                   6,440                6,484
     Workers' compensation                                                        1,996                2,051
     Safety incentives                                                              364                  323
                                                                                 ------               ------
                                                                                 62,467               60,296
                                                                                 ------               ------

Gross margin                                                                      6,774                6,715

Selling, general and administrative
 expenses                                                                         5,816                5,109
Amortization of intangibles                                                         353                  327
                                                                                 ------               ------

Income from operations                                                              605                1,279

Other income (expense):
     Interest expense                                                               (57)                 (45)
     Interest income                                                                125                  103
     Other, net                                                                       1                    -
                                                                                 ------               ------
                                                                                     69                   58
                                                                                 ------               ------

Income before provision for income taxes                                            674                1,337
Provision for income taxes                                                          287                  514
                                                                                 ------               ------

Net income                                                                        $ 387                $ 823
                                                                                 ======               ======

Basic earnings per share (Note 4)                                                 $ .05                $ .11
                                                                                 ======               ======

Weighted average number of basic
 shares outstanding                                                               7,639                7,695
                                                                                 ======               ======

Diluted earnings per share (Note 4)                                               $ .05                $ .10
                                                                                 ======               ======

Weighted average number of diluted
 shares outstanding                                                               7,693                7,892
                                                                                 ======               ======




   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    -----------------------
                                                                                     1998             1997
                                                                                    -------         -------

Cash flows from operating activities:
     Net income                                                                    $    387        $    823
     Reconciliation of net income to cash
      from operations:
         Depreciation and amortization                                                  467             424
     Changes in certain assets and liabilities,
      net of acquisition:
         Trade accounts receivable, net                                              (1,164)         (1,883)
         Note receivable                                                                  -             324
         Prepaid expenses and other                                                    (524)           (431)
         Deferred tax asset                                                             (76)           (104)
         Accounts payable                                                                12             (30)
         Accrued payroll, payroll taxes and related
          benefits                                                                    1,176           2,050
         Accrued workers' compensation claims
          liabilities                                                                   (46)            183
         Customer safety incentives payable                                              (3)             14
         Income taxes payable                                                           119             507
         Other accrued liabilities and other assets                                    (140)           (214)
         Customer deposits and long-term workers'
          compensation liabilities                                                       44              (4)
         Other long-term liabilities                                                     82               5
                                                                                    -------         -------
     Net cash provided by operating activities                                          334           1,664
                                                                                    -------         -------

Cash flows from investing activities:
         Cash paid for acquisition, including other
          direct costs                                                                    -          (2,095)
         Purchases of fixed assets, net of amounts
          purchased in acquisition                                                     (349)           (106)
         Proceeds from maturities of marketable securities                            2,839           1,556
         Purchases of marketable securities                                          (2,757)         (1,548)
                                                                                    -------         -------
     Net cash used in investing activities                                             (267)         (2,193)
                                                                                    -------         -------

Cash flows from financing activities:
         Payment of credit line assumed in acquisition                                    -            (401)
         Net (payments on) proceeds from credit-line borrowings                        (116)            272
         Proceeds from issuance of long-term debt                                        62              74
         Payments on long-term debt                                                     (22)            (15)
         Proceeds from exercise of stock
          options and warrants                                                           25             505
                                                                                    -------         -------
     Net cash (used in) provided by financing activities                                (51)            435
                                                                                    -------         -------

Net increase (decrease) in cash and cash equivalents                                     16             (94)

Cash and cash equivalents, beginning of period                                        3,439           1,623
                                                                                    -------         -------

Cash and cash equivalents, end of period                                           $  3,455        $  1,529
                                                                                    =======         =======

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

                         BARRETT BUSINESS SERVICES, INC.
                          Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS:

              On June 29, 1998, Barrett Business Services, Inc. (the "Company") completed its merger with Western Industrial Management, Inc., and with a related company, Catch 55, Inc., (together, "WIMI"). The transaction was accounted for as a pooling-of-interests pursuant to Accounting Principles Board Opinion No. 16 and, accordingly, the Company's financial statements have been restated for all prior periods to give effect to the merger, as more fully described in Note 2 to the Company's financial statements included in its
Quarterly Report on Form 10-Q for the period ended June 30, 1998. The accompanying financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K/A, as amended by Amendment No. 1, at pages F1-F21. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

              Certain prior year amounts have been reclassified to conform with the 1998 presentation. Such reclassifications had no impact on gross margin, net income or stockholders' equity.

NOTE 2 - PROVISION FOR INCOME TAXES:

       Deferred  tax  assets   (liabilities)  are  comprised  of  the  following
components (in thousands):

                                                               March 31, 1998             December 31, 1997
                                                               --------------             -----------------
Accrued workers' compensation claims
     liabilities                                                  $1,489                        $1,469

Allowance for doubtful accounts                                      236                           236

Tax depreciation in excess of book
     depreciation                                                   (161)                         (165)

Safety incentives                                                    308                           276

Book amortization of intangibles in excess
     of tax amortization                                             130                           110

State unemployment tax accrual                                       160                           160
                                                                   -----                         -----

                                                                  $2,162                        $2,086
                                                                   =====                         =====


       The provision for income taxes for the three months ended March 31, 1998 and 1997, is as follows (in thousands):

                                                                   Three Months             Three Months
                                                                       Ended                    Ended
                                                                  March 31, 1998           March 31, 1997
                                                                  --------------           --------------

Current:
     Federal                                                          $ 293                      $ 499
     State                                                               70                        119
                                                                       ----                       ----
                                                                        363                        618
Deferred:
     Federal                                                            (67)                       (86)
     State                                                               (9)                       (18)
                                                                       ----                       ----
                                                                        (76)                      (104)
                                                                       ----                       ----

         Provision for income taxes                                   $ 287                      $ 514
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

       Certain of the Company's zone and branch management employees had previously elected to receive a portion of their quarterly cash bonus in the form of nonqualified deferred compensation stock options. Such options are awarded at a sixty percent discount from the then-fair market value of the Company's stock and are fully vested and immediately exerciseable upon grant. The amount of the grantee's deferred compensation (discount from fair market value) is subject to market risk. During the first quarter of 1998, the Company awarded deferred compensation stock options for 7,735 shares at an exercise price of $4.60 per share.


NOTE 4 - NET INCOME PER SHARE:

       The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," for the year ended December 31, 1997. SFAS No. 128 requires disclosure of basic and diluted earnings per share. The 1997 period has been restated to reflect the adoption of SFAS No. 128 and to give effect to the WIMI merger, which was accounted for as a pooling-of-interests. Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options and warrants.

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

       On April 15, 1998, the Company announced that it had reached an agreement in principle to acquire Western Industrial Management, Inc., pursuant to a stock-for-stock merger. The transaction was accounted for as a pooling-of-interests. The transaction was valued at approximately $10.7 million and the Company issued 894,642 shares of its common stock in exchange for all the stock of Western. The acquisition closed on June 29, 1998. Western, a privately-held staffing services company headquartered in San Bernardino, California, operates six branch offices in Southern California. Western's revenues for the year ended December 31, 1997 were approximately $24.5 million (unaudited).

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

       As more fully described above in Note 1 to the Company's financial statements, the financial statements have been restated for all prior periods to give effect to the merger with WIMI. The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three months ended March 31, 1998 and 1997.

                                                                 Percentage of
                                                                 Total Revenues
                                                               Three Months Ended
                                                                    March 31,
                                                             ----------------------
                                                              1998             1997
                                                             ------           -----
Revenues:
     Staffing services                                         58.2%            54.8%
     Professional employer services                            41.8             45.2
                                                              -----            -----
         Total revenues                                       100.0            100.0
                                                              -----            -----

Cost of revenues:
     Direct payroll costs                                      77.5             76.8
     Payroll taxes and benefits                                 9.3              9.7
     Workers' compensation                                      2.9              3.0
     Safety incentives                                          0.5              0.5
                                                              -----            -----
         Total cost of revenues                                90.2             90.0
                                                              -----            -----

Gross margin                                                    9.8             10.0
Selling, general and administrative
 expenses                                                       8.4              7.6
Amortization of intangibles                                     0.5              0.5
                                                              -----            -----
Income from operations                                          0.9              1.9
Other income (expense)                                          0.1              0.1
                                                              -----            -----
Pretax income                                                   1.0              2.0
Provision for income taxes                                      0.4              0.8
                                                              -----            -----
Net income                                                      0.6%             1.2%
                                                              =====            =====


                   Three months ended March 31, 1998 and 1997

      Net income for the first quarter of 1998 was $387,000, a decrease of $436,000 from the same period in 1997. The decrease in net income from 1997 was attributable to a lower gross margin percent owing primarily to higher direct payroll costs, expressed as a percentage of revenues, coupled with higher selling, general and administrative expenses both in terms of a percentage of revenues and total dollars. Basic and diluted earnings per share for the first quarter of 1998 were $.05, as compared to $.11 for basic and $.10 for diluted earnings per share for the first quarter of 1997.

       Revenues for the first quarter of 1998 totaled approximately $69.2 million, an increase of approximately $2.2 million or 3.3% over the first quarter of 1997. The quarter-over-quarter internal growth rate of revenues was 2.8%. The percentage increase in total revenues exceeded the internal growth rate of revenues primarily due to the HR Only acquisition effective February 1, 1997.

       Staffing services revenue increased approximately $3.6 million or 9.7%, while professional employer services revenue decreased approximately $1.3 million or 4.4%, which resulted in a decrease in the mix of professional employer (PEO) services to 41.8% of total revenues for the first quarter of 1998, as compared to 45.2% for the first quarter of 1997. The mix of staffing services had a corresponding increase from 54.8% of total revenues for the first quarter of 1997 to 58.2% for the first quarter of 1998.

       The decrease in PEO revenues was primarily concentrated in Oregon and was largely due to a culling of customers who were (i) not generating an acceptable profit, (ii) a poor credit risk, or (iii) not complying with the Company's workplace safety policies.

       Gross margin for the first quarter of 1998 totaled approximately $6.8 million, which represented an increase of $59,000 or 0.9% over the first quarter of 1997. The gross margin percent decreased to 9.8% of revenues for the first quarter of 1998, as compared to 10.0% for the same period of 1997. The decline in the gross margin percentage was due to higher direct payroll costs, offset in part by a decrease in payroll taxes and benefits, both in terms of total dollars and as a percentage of revenues. The increase in the percentage of direct payroll costs from 76.8% for the first quarter of 1997 to 77.5% for the first quarter of 1998 was primarily attributable to increased business activity in contract staffing and on-site management arrangements, which are typically higher volume, lower margin accounts.

       Workers' compensation expense for the first quarter of 1998 totaled $1,996,000 or 2.9% of revenues which compares to $2,051,000 or 3.0% of revenues for the same period in 1997. Management believes it has continued to increase the Company's accruals for future adverse loss development of open claims and potential future catastrophic workers' compensation claims.

       The  following  table  summarizes   certain   indicators  of  performance
regarding the Company's self-insured workers' compensation program for the first quarters of 1998 and 1997.

                   Self-Insured Workers' Compensation Profile

                                                            Total Self-Insured
                                 Total Self-Insured       Workers' Comp Expense
       No. of Self-Insured      Workers' Comp Expense        as a % of Total
          Injury Claims            (in thousands)         Self-Insured Payroll
       -------------------      ---------------------     ---------------------
       1998           1997      1998             1997     1998             1997
       ----           ----      ----             ----     ----             ----

Q1     289            321      $1,866          $1,855     3.8%             3.9%

       Selling, general and administrative expenses for the 1998 first quarter amounted to approximately $5.8 million, an increase of $707,000 or 13.8% over the comparable period in 1997. Selling, general and administrative expenses, expressed as a percentage of revenues, increased from 7.6% for the first quarter of 1997 to 8.4% for the first quarter of 1998. The increase in total dollars over 1997 was primarily attributable to higher branch management payroll and profit sharing and related taxes, coupled with a full quarter of operating expenses from the HR Only acquisition. During the first quarter of 1998, management implemented specific performance criteria for all branches to align operating expenses more closely with growth in gross margin dollars rather than growth in revenues.

       Amortization of intangibles totaled $353,000 or .5% of revenues for the first quarter of 1998, which compares to $327,000 or .5% of revenues for the same period in 1997. The increased amortization expense was primarily due to a full quarter of amortization from the HR Only acquisition, which was effective February 1, 1997.

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

Liquidity and Capital Resources
-------------------------------

       The Company's cash position of $3,455,000 at March 31, 1998 increased by $16,000 from December 31, 1997, which compares to a decrease of $94,000 for the comparable period in 1997. The slight increase in cash at March 31, 1998 as compared to December 31, 1997, was primarily attributable to cash provided by operating activities, largely offset by additions to fixed assets and repayments of credit-line borrowings.

       Net cash provided by operating activities for the three months ended March 31, 1998 amounted to $334,000, as compared to $1,664,000 for the comparable 1997 period. For the 1998 period, cash flow generated by net income, together with an increase of $1,176,000 in accrued payroll and benefits, was offset in part by a $1,164,000 increase in trade accounts receivable.

       Net cash used in investing activities totaled $267,000 for the three months ended March 31, 1998, as compared to $2,193,000 for the similar 1997 period. For the 1998 period, the principal use of cash for investing activities was for purchases of fixed assets of $349,000. For the 1997 period, the principal use of cash for investing activities was the acquisition of HR Only. The Company presently has no material long-term capital commitments.

       Net cash used in financing activities for the three-month period ended March 31, 1998 was $51,000, which compared to $435,000 net cash provided by financing activities for the similar 1997 period. For the 1998 period, the principal use of cash for financing activities was for net payments on credit-line borrowings, partially offset by net proceeds from issuance of long-term debt and exercise of employee stock options.

       The Company's business strategy continues to focus on growth through the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas, together with the expansion of operations at existing offices. As disclosed in Note 5 to the financial statements included herein, the Company purchased in April 1998, certain assets of a staffing services company located in Pocatello, Idaho for $680,000 in cash. Also as disclosed in Notes 1 and 5 herein, the Company acquired Western Industrial Management, Inc., a staffing services company headquartered in San Bernardino, California, in exchange for $519,095 in cash and 894,642 shares of the Company's common stock on June 29, 1998. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated.

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

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BARRETT BUSINESS SERVICES, INC.
                                  (Registrant)






Date:  August 20, 1998            By:/s/ Michael D. Mulholland
                                     Michael D. Mulholland
                                     Vice President-Finance
                                     (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
-------

11     Statement of Calculation of Basic and Diluted Shares Outstanding

27     Financial Data Schedule