Form 10-Q
period 1998-09-30
BARRETT BUSINESS SERVICES INC
filed 1998-11-13
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

               Yes [ X ]              No [   ]

Number of shares of Common Stock, $.01 par value outstanding at October 30, 1998 was 7,675,456 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

                                                                                              Page
                                                                                              ----

Part I - Financial Information

        Item 1.        Financial Statements

                       Balance Sheets - September 30, 1998 and
                       December 31, 1997........................................................3

                       Statements of Operations - Three Months
                       Ended September 30, 1998 and 1997........................................4

                       Statements of Operations - Nine Months
                       Ended September 30, 1998 and 1997........................................5

                       Statements of Cash Flows - Nine Months
                       Ended September 30, 1998 and 1997........................................6

                       Notes to Financial Statements............................................7

        Item 2.        Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations..............................................................11

Part II - Other Information

        Item 6.        Exhibits and Reports on Form 8-K........................................19

Signatures             ........................................................................20

Exhibit Index          ........................................................................21

                         PART I - Financial Information

Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                        (In thousands, except par value)

                                                           September 30,               December 31,
                                                               1998                        1997
                                                           -------------               ------------

           Assets

Current assets:
      Cash and cash equivalents                              $ 4,378                      $ 3,439
      Trade accounts receivable, net                          24,090                       21,051
      Prepaid expenses and other                               2,193                        1,231
      Deferred tax assets (Note 4)                             2,300                        2,086
                                                              ------                       ------
         Total current assets                                 32,961                       27,807
Intangibles, net                                              11,815                       12,133
Property and equipment, net                                    5,076                        4,574
Restricted marketable securities
 and workers' compensation deposits                            5,827                        6,095
Other assets                                                     403                          206
                                                              ------                       ------
                                                             $56,082                      $50,815
                                                              ======                       ======

           Liabilities and Stockholders' Equity

Current liabilities:
      Current portion of long-term debt                      $   398                      $   731
      Line of credit payable                                       -                          887
      Income taxes payable (Note 4)                              516                            -
      Accounts payable                                           484                        1,136
      Accrued payroll, payroll taxes
       and related benefits                                   13,773                       10,034
      Accrued workers' compensation claims
       liabilities                                             3,416                        3,140
      Customer safety incentives payable                       1,198                        1,073
      Other accrued liabilities                                  694                          414
                                                              ------                       ------
           Total current liabilities                          20,479                       17,415
Long-term debt, net of current portion                           445                          573
Customer deposits                                                869                          934
Long-term workers' compensation liabilities                      625                          632
Other long-term liabilities                                    1,198                        1,030
                                                              ------                       ------
                                                              23,616                       20,584
Commitments and contingencies

Stockholders' equity:
      Common stock, $.01 par value; 20,500
       shares authorized, 7,676 and 7,638
       shares issued and outstanding, respectively                77                           76
      Additional paid-in capital                              11,408                       11,760
      Retained earnings                                       20,981                       18,395
                                                              ------                       ------
                                                              32,466                       30,231
                                                              ------                       ------
                                                             $56,082                      $50,815
                                                              ======                       ======

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                 Three Months Ended
                                                                    September 30,
                                                           -------------------------------
                                                            1998                     1997
                                                           ------                   ------
Revenues:
      Staffing services                                   $44,199                  $51,957
      Professional employer services                       37,770                   34,038
                                                           ------                   ------
                                                           81,969                   85,995
                                                           ------                   ------
Cost of revenues:
      Direct payroll costs                                 63,768                   66,717
      Payroll taxes and benefits                            6,587                    7,588
      Workers' compensation                                 2,201                    2,489
      Safety incentives                                       446                      464
                                                           ------                   ------
                                                           73,002                   77,258
                                                           ------                   ------

Gross margin                                                8,967                    8,737

Selling, general and administrative expenses                5,826                    6,888
Amortization of intangibles                                   322                      361
                                                           ------                   ------

Income from operations                                      2,819                    1,488

Other income (expense):
      Interest expense                                        (30)                     (82)
      Interest income                                          97                       84
      Other, net                                                1                       (2)
                                                           ------                   ------
                                                               68                        -
                                                           ------                   ------

Income before provision for income taxes                    2,887                    1,488
Provision for income taxes (Note 4)                         1,288                      512
                                                           ------                   ------

Net income                                                $ 1,599                  $   976
                                                           ======                   ======

Basic earnings per share (Note 6)                         $   .21                  $   .13
                                                           ======                   ======

Weighted average number of basic
 shares outstanding                                         7,675                    7,622
                                                           ======                   ======

Diluted earnings per share (Note 6)                       $   .21                  $   .13
                                                           ======                   ======

Weighted average number of diluted
 shares outstanding                                         7,714                    7,794
                                                           ======                   ======


   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                    ----------------------------
                                                                     1998                 1997
                                                                    -------              -------
Revenues:
      Staffing services                                            $127,289             $132,093
      Professional employer services                                100,572               96,573
                                                                    -------              -------
                                                                    227,861              228,666
                                                                    -------              -------
Cost of revenues:
      Direct payroll costs                                          176,783              176,504
      Payroll taxes and benefits                                     19,656               20,853
      Workers' compensation                                           6,408                6,715
      Safety incentives                                               1,146                1,168
                                                                    -------              -------
                                                                    203,993              205,240
                                                                    -------              -------

Gross margin                                                         23,868               23,426

Selling, general and administrative expenses                         17,677               17,638
Merger expenses (Note 3)                                                750                    -
Amortization of intangibles                                           1,004                  973
                                                                    -------              -------

Income from operations                                                4,437                4,815

Other income (expense):
      Interest expense                                                 (147)                (189)
      Interest income                                                   322                  274
      Other, net                                                          3                   (2)
                                                                    -------              -------
                                                                        178                   83
                                                                    -------              -------

Income before provision for income taxes                              4,615                4,898
Provision for income taxes (Note 4)                                   2,029                1,845
                                                                    -------              -------

Net income                                                         $  2,586             $  3,053
                                                                    =======              =======

Basic earnings per share (Note 6)                                  $    .34             $    .40
                                                                    =======              =======

Weighted average number of basic
 shares outstanding                                                   7,660                7,649
                                                                    =======              =======

Diluted earnings per share (Note 6)                                $    .34             $    .39
                                                                    =======              =======

Weighted average number of diluted
 shares outstanding                                                   7,710                7,804
                                                                    =======              =======

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                ----------------------------
                                                                                1998                   1997
                                                                                ------                ------

Cash flows from operating activities:
      Net income                                                               $ 2,586               $ 3,053
      Reconciliation of net income to cash from operations:
           Depreciation and amortization                                         1,349                 1,289
      Changes in certain assets and liabilities, net
       of assets acquired and liabilities assumed:
           Trade accounts receivable, net                                       (3,039)               (5,136)
           Note receivable                                                           -                   324
           Prepaid expenses and other                                             (962)                 (357)
           Deferred tax assets                                                    (214)                 (489)
           Accounts payable                                                       (652)                  445
           Accrued payroll, payroll taxes and related
            benefits                                                             3,739                 5,208
           Accrued workers' compensation claims
            liabilities                                                            276                   510
           Customer safety incentives payable                                      125                   128
           Income taxes payable                                                    516                     -
           Other assets and other accrued liabilities, net                          83                  (347)
           Customer deposits and long-term workers'
            compensation liabilities                                               (72)                   54
           Other long-term liabilities                                             168                    22
                                                                                ------                ------
      Net cash provided by operating activities                                  3,903                 4,704
                                                                                ------                ------

Cash flows from investing activities:
           Cash paid for acquisitions, including other
            direct costs (Note 2)                                                 (687)               (2,246)
           Purchases of fixed assets, net of amounts
            purchased in acquisitions                                             (846)               (1,155)
           Proceeds from maturities of marketable
            securities                                                           5,458                 5,338
           Purchases of marketable securities                                   (5,190)               (5,708)
                                                                                ------                ------
      Net cash used in investing activities                                     (1,265)               (3,771)
                                                                                ------                ------

Cash flows from financing activities:
           Payment of credit-line assumed in acquisition                             -                  (401)
           Net (payments on) proceeds from credit-line borrowings                 (887)                1,730
           Payments on long-term debt                                             (461)                  (64)
           Payment to dissenting shareholder                                      (519)                    -
           Repurchase of common stock                                                -                (2,825)
           Proceeds from exercise of stock
            options and warrants                                                   168                   757
                                                                                ------                ------
      Net cash used in financing activities                                     (1,699)                 (803)
                                                                                ------                ------

Net increase in cash and cash equivalents                                          939                   130

Cash and cash equivalents, beginning of period                                   3,439                 1,623
                                                                                ------                ------

Cash and cash equivalents, end of period                                       $ 4,378               $ 1,753
                                                                                ======                ======

Supplemental schedule of noncash activities:
      Acquisition of other businesses:
           Cost of acquisitions in excess of fair market
            value of net assets acquired                                       $   677               $ 3,179
           Tangible assets acquired                                                 10                   674
           Liabilities assumed                                                       -                 1,607

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                          Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS:

        On June 29, 1998, Barrett Business Services, Inc. (the "Company") completed its merger with Western Industrial Management, Inc., and with a related company, Catch 55, Inc., (together, "WIMI"). The transaction was accounted for as a pooling-of-interests pursuant to Accounting Principles Board Opinion No. 16, and accordingly, the Company's financial statements have been restated for all prior periods to give effect to the merger, as more fully described in Note 2. The accompanying financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K/A, as amended, at pages F1-F21. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

        Certain prior year amounts have been reclassified to conform with the 1998 presentation. Such reclassifications had no impact on gross margin, net income or stockholders' equity.


NOTE 2 - ACQUISITIONS:

        On April 13, 1998, the Company acquired certain assets of BOLT Staffing Service, Inc., a provider of staffing services located in Pocatello, Idaho. BOLT Staffing had revenues of approximately $2.4 million (unaudited) for the year ended December 31, 1997. The Company paid $675,000 in cash for the assets, assumed a $6,000 office lease liability and incurred approximately $12,000 in acquisition related costs. The transaction was accounted for under the purchase method of accounting, which resulted in $677,000 of intangible assets and $10,000 of fixed assets.

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

NOTE 3 - MERGER EXPENSES:

        In connection with the merger with WIMI, the Company recorded in the second quarter ended June 30, 1998 a one-time charge for merger-related expenses of $750,000. Merger expenses consisted primarily of professional fees, such as legal, accounting, business broker fees and other related charges. The primary components of the charge were as follows (in thousands):


Professional fees
 WIMI                                          $   425
 Barrett                                           285
Other fees and expenses                             40
                                               -------
                                               $   750
                                               =======

NOTE 4 - PROVISION FOR INCOME TAXES:

        Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                          September 30, 1998      December 31, 1997
                                                          ------------------      -----------------

Accrued workers' compensation claims
    liabilities                                                $1,572                  $1,469

Allowance for doubtful accounts                                   294                     236

Tax depreciation in excess of book
    depreciation                                                 (157)                   (165)

Safety incentives                                                 333                     276

Book amortization of intangibles in excess
    of tax amortization                                           171                     110

State unemployment tax accrual                                     87                     160
                                                               ------                  ------

                                                               $2,300                  $2,086
                                                               ======                  ======

        The provision for income taxes for the nine months ended September 30, 1998 and 1997, is as follows (in thousands):

                                                       Nine Months                   Nine Months
                                                          Ended                         Ended
                                                   September 30, 1998            September 30, 1997
                                                   ------------------            ------------------

Current:
    Federal                                            $   1,847                     $  1,959
    State                                                    396                          375
                                                           -----                        -----
                                                           2,243                        2,334
Deferred:
    Federal                                                 (188)                        (406)
    State                                                    (26)                         (83)
                                                           -----                        -----
                                                            (214)                        (489)
                                                           -----                        -----

        Provision for income taxes                     $   2,029                     $  1,845
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

        The following table summarizes options granted under the Plan in 1998:

Outstanding at December 31, 1997          595,119           $ 3.50 to $18.00

Options granted                           259,987           $ 3.93 to $12.00
Options exercised                          (7,250)          $ 3.50 to $11.50
Options canceled or expired               (71,592)          $11.44 to $17.94
                                          -------

Outstanding at September 30, 1998         776,264           $ 3.50 to $18.00
                                          =======

Exercisable at September 30, 1998         340,514
                                          =======

Available for grant at
      September 30, 1998                  315,361
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

        As more fully described above in Notes 1 and 2 to the Company's financial statements, the financial statements have been restated for all prior periods to give effect to the merger with WIMI. The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three and nine-month periods ended September 30, 1998 and 1997.

                                                                        Percentage of Total Revenues
                                                    -------------------------------------------------------------------
                                                         Three Months Ended                        Nine Months Ended
                                                            September 30,                            September 30,
                                                    --------------------------                -------------------------

                                                     1998                 1997                 1998                1997
                                                     ----                 ----                 ----                ----
Revenues:
      Staffing services                              53.9%                60.4%                55.9%               57.8%
      Professional employer services                 46.1                 39.6                 44.1                42.2
                                                    -----                -----                -----               -----
           Total revenues                           100.0                100.0                100.0               100.0
                                                    -----                -----                -----               -----

Cost of revenues:
      Direct payroll costs                           77.8                 77.6                 77.6                77.2
      Payroll taxes and benefits                      8.1                  8.8                  8.6                 9.1
      Workers' compensation                           2.7                  2.9                  2.8                 3.0
      Safety incentives                               0.5                  0.6                  0.5                 0.5
                                                    -----                -----                -----               -----
           Total cost of revenues                    89.1                 89.9                 89.5                89.8
                                                    -----                -----                -----               -----

Gross margin                                         10.9                 10.1                 10.5                10.2
Selling, general and administrative
 expenses                                             7.1                  8.0                  7.8                 7.7
Merger expenses                                         -                    -                  0.3                   -
Amortization of intangibles                           0.4                  0.4                  0.5                 0.4
                                                    -----                -----                -----               -----
Income from operations                                3.4                  1.7                  1.9                 2.1
Other income (expense)                                0.1                    -                  0.1                   -
                                                    -----                -----                -----               -----
Pretax income                                         3.5                  1.7                  2.0                 2.1
Provision for income taxes                            1.5                  0.6                  0.9                 0.8
                                                    -----                -----                -----               -----
Net income                                            2.0%                 1.1%                 1.1%                1.3%
                                                    =====                =====                =====               =====

                 Three months ended September 30, 1998 and 1997

        Net income for the 1998 third quarter was $1,599,000, an increase of $623,000 or 63.8% over the operating results for the comparable 1997 period. The increase in net income was primarily attributable to an 80 basis point increase in gross margin percent, combined with lower selling, general and administrative expenses. Diluted earnings per share for the third quarter of 1998 were $.21, as compared to $.13 per diluted share for 1997.

        Revenues for the third quarter of 1998 totaled approximately $82.0 million, a decrease of approximately $4.0 million or 4.7% from third quarter 1997 revenues of $86.0 million. Management believes that the revenue trend is not a company-wide issue and is confined to a few larger branch offices. The decline in revenues primarily reflects a very limited number of large customers which have been affected by various economic conditions.

        Staffing services revenue decreased approximately $7.8 million or 14.9%, while professional employer services revenue increased approximately $3.8 million or 11.0%, which resulted in a decrease in the mix of staffing services to 53.9% of total revenues for the third quarter of 1998, as compared to 60.4% for the third quarter of 1997. The decline in staffing services revenue for the 1998 third quarter was primarily attributable to two factors: (1) management's decision not to renew a business relationship with a large seasonal customer which was anticipated to provide an unacceptable profit margin and (2) a moderation in the demand for the Company's services by a limited number of large customers which were affected by various economic conditions. The mix of professional employer services revenues had a corresponding increase from 39.6% for the third quarter of 1997 to 46.1% for the third quarter of 1998.

        Gross margin for the third quarter of 1998 totaled approximately $9.0 million, which represented an increase of approximately $0.2 million or 2.6% over the third quarter of 1997. The gross margin percent increased 80 basis points to 10.9% of revenues for the third quarter of 1998, as compared to 10.1% for the same period of 1997. The increase in the gross margin percentage was due to lower payroll taxes and benefits, and slightly lower workers' compensation expense, offset in part by slightly higher direct payroll costs as a percentage of revenues. The decline in payroll taxes and benefits, as a percent of revenues, for the third quarter of 1998 was primarily due to lower state unemployment tax rates.

        Workers' compensation expense for the third quarter of 1998 was $2.2 million or 2.7% of revenues as compared to $2.5 million or 2.9% of revenues for the third quarter of 1997. The decrease was primarily due to a lower incidence of injuries during the third quarter of 1998. Management believes it has continued to increase the Company's accruals for future adverse loss development of open claims.

        Selling, general and administrative ("SG&A") expenses for the 1998 third quarter amounted to approximately $5.8 million, a decrease of $1.1 million or 15.4% from the comparable period in 1997. The decrease in total dollars was due primarily to lower management payroll, profit sharing and bad debt expenses. SG&A expenses also decreased from 8.0% of revenues for the third quarter of 1997 to 7.1% of revenues for the third quarter of 1998. During the first quarter of 1998, management implemented specific performance criteria for all branch offices to align operating expenses more closely with growth in gross margin dollars rather than growth in revenues. For the third quarter of 1998, improvement in SG&A expense was achieved by (1) reducing SG&A expenses to 7.1% of revenues, as compared to 8.4% of revenues for the first quarter of 1998, (2) reducing SG&A expenses as a percent of gross margin dollars from 85.9% in the 1998 first quarter to 65.0% in the 1998 third quarter and (3) reducing the quarter-over-comparable quarter growth rate of SG&A expenses from 13.8% (1Q98 vs. 1Q97) to a decline of 15.4% (3Q98 vs. 3Q97). Management believes that its recently implemented zone-management practices and tighter operating controls have enhanced the Company's ability to more effectively manage its operating costs.

        Amortization of intangibles totaled $322,000, or 0.4% of revenues for the third quarter of 1998, which compares to $361,000 or 0.4% of revenues for the same period in 1997.

        The Company offers various qualified employee benefit plans to its employees, including its worksite employees. These qualified employee benefit plans include a savings plan (the "401(k) plan") under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, qualified employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act ("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees. In the event the tax exempt status of the Company's benefit plans were to be discontinued and the benefit plans were to be disqualified, such actions could have a material adverse effect on the Company's business, financial condition and results of operations.
Reference is made to pages 6-7 of the Company's 1997 Annual Report on Form 10-K/A for a more detailed discussion of this issue.

                  Nine Months Ended September 30, 1998 and 1997

        Net income for the nine months ended September 30, 1998 was $2,586,000, a decrease of $467,000 or 15.3% from the same period in

1997. The decrease in net income was primarily due to a one-time charge for merger-related expenses of $750,000. Basic and diluted earnings per share for the 1998 nine-month period were $.34, as compared to $.40 for basic and $.39 for diluted earnings per share for the same 1997 period.

        Revenues  for  the  nine  months  ended   September   30,  1998  totaled
approximately $227.9 million, a decrease of approximately $0.8 million or 0.4% from the comparable period of 1997.

        Gross margin for the nine months ended September 30, 1998 totaled approximately $23.9 million, which represented an increase of $0.4 million or 1.9% over the same period of 1997. The gross margin percent increased to 10.5% of revenues for the first nine months of 1998, as compared to 10.2% for the same period of 1997. The increase in the gross margin percentage was due to lower payroll taxes and benefits and workers' compensation expenses, as a percentage of revenues, offset in part by higher direct payroll costs as a percentage of revenues.

        SG&A expenses for the nine months ended September 30, 1998 amounted to approximately $17.7 million, an increase of $39,000 or 0.2% over the comparable period in 1997. These expenses also increased from 7.7% of revenues for the 1997 period to 7.8% of revenues for the comparable 1998 period. The slight increase in total dollars was primarily attributable to increased expenses for management payroll, offset in part by lower profit sharing and bad debt expenses.

        Amortization of intangibles totaled $1,004,000 or 0.4% of revenues for the nine-month period ended September 30, 1998, which compares to $973,000 for the same period in 1997. The increased amortization expense was attributable to the April, 1998 acquisition of BOLT Staffing Service.

Fluctuations in Quarterly Operating Results

        The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims expense for workers' compensation, demand and competition for the Company's services, and the effect of acquisitions. The Company's revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality in its staffing services business and on certain of its Professional Employer Organization clients in the agriculture and forest products related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs but may tend to represent a smaller percentage of revenues later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter or subsequent quarters.

Liquidity and Capital Resources
-------------------------------

        The Company's cash position of $4,378,000 at September 30, 1998 increased by $939,000 over December 31, 1997. The increase was primarily due to cash generated from operations, offset in part by cash used in financing activities for repayment of bank credit-line borrowings and payment to a dissenting shareholder of WIMI in connection with the merger transaction, as well as cash used in investing activities related to the BOLT Staffing acquisition and fixed asset additions.

        Net cash provided by operating activities for the nine months ended September 30, 1998 amounted to $3,903,000, as compared to cash provided by operating activities of $4,704,000 for the comparable 1997 period. For the 1998 period, cash flow generated by net income and depreciation and amortization expenses, together with an increase of $3,739,000 in accrued payroll and benefits, was partially offset by a $3,039,000 increase in trade accounts receivable and a $962,000 increase in prepaid expenses.

        Net cash used in investing activities totaled $1,265,000 for the nine months ended September 30, 1998, as compared to $3,771,000 for the similar 1997 period. For the 1998 period, the principal use of cash for investing activities was the acquisition of BOLT Staffing Service, capitalized software-implementation costs and computer equipment. The Company presently has no material long-term capital commitments.

        Net cash used in financing activities for the nine-month period ended September 30, 1998 was $1,699,000, which compares to net cash used in financing activities of $803,000 for the comparable 1997 period. For the 1998 period, the principal use of cash for financing activities was for repayments of credit-line borrowings and long-term debt and for payment to a dissenting WIMI shareholder in connection with the WIMI merger.

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

        The Company maintains an unsecured $4.0 million revolving credit facility with its principal bank and $1.6 million for certain standby letters of credit in connection with certain workers' compensation surety arrangements. Management expects that the funds anticipated to be generated from operations, together with the credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

Inflation

        Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

Year 2000 Readiness

        The Company has developed a Year 2000 plan to ensure its internal operational readiness, as well as compliance by the Company's key vendors. Management's plan is focused on evaluating the readiness of the Company's mission critical applications software, operating systems software, hardware, communications, third-party interfaces, facilities (typically non-information technology systems) and key vendors. This evaluation process involves four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and (4) testing and implementation.

        As the Company has previously reported, management initiated a project in mid-1997 to convert its information systems to new technologies which are expected to enable the Company to more effectively accommodate its anticipated growth. This upgrade is anticipated to be completed at the beginning of 1999 and is expected to alleviate the Year 2000 issue for such mission-critical applications as payroll processing and financial reporting systems. The Company has incurred capital expenditures of $2.0 million through September 30, 1998, for this project and expects to incur another $0.6 million prior to completion. The remaining mission-critical application is a branch-level legacy system which is expected to require only minor reprogramming by the Company's internal staff during the first half of 1999 at no incremental cost to the Company.

        Mission-critical applications are currently in a remediation or testing phase. Management is currently uncertain as to the need for contingency plans for the Company's mission-critical applications, as it expects these systems to be fully operational in the first half of 1999.

        The Company's assessment of the risks associated with non-mission critical systems is incomplete but ongoing, and as such, management cannot predict whether significant problems will be identified, and if so, the costs to remediate such problems. In addition, management has not yet identified any reasonably likely worst case scenarios or determined the extent of contingency planning that may be required. Costs identified to date, however, have not been material. As part of its assessment, the Company is relying on assurances from key vendors that their products and services will be Year 2000 compliant.

        The risks associated with the Year 2000 problem are pervasive and complex, can be difficult to identify and to address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company. Also, the Company's business may be adversely affected by events outside its control, such as disruptions to services provided by utilities, banks or transportation or telecommunications networks.

Forward-Looking Information
---------------------------

        Statements in this report which are not historical in nature, including discussion of economic conditions in the Company's market areas, the potential for and effect of future acquisitions, revenue trends, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the tax-qualified status of the Company's 401(k) savings plan, the timely resolution of the Year 2000 issue by the Company and its customers and vendors, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, uncertainties regarding government regulation of Professional Employer Organizations ("PEOs"), including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                           Part II - Other Information

Item 6.        Exhibits and Reports on Form 8-K

        (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

        (b)    Reports on Form 8-K

               As previously reported, on July 13, 1998, the Company filed a Current Report on Form 8-K dated June 29, 1998, to report that the Company had completed its acquisition of Western Industrial Management, Inc., and of a related company, Catch 55, Inc. (together, "WIMI"), pursuant to a stock-for-stock merger. WIMI, a privately-held staffing services company headquartered in San Bernardino, California, had 1997 revenues of approximately $24.5 million (unaudited).

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BARRETT BUSINESS SERVICES, INC.
                                       (Registrant)




Date:  November 12, 1998               By: /s/Michael D. Mulholland
                                           -----------------------------
                                           Michael D. Mulholland
                                           Vice President-Finance
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT
-------

11          Statement of Calculation of Average
            Common Shares Outstanding

27          Financial Data Schedule