Form 10-K
period 1998-12-31
BARRETT BUSINESS SERVICES INC
filed 1999-03-31
CIK 902791

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    Form 10-K
                                 ---------------
            X    Annual Report Pursuant to Section 13 or 15(d) of
           ---         The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
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

                     Common Stock, Par Value $.01 Per Share

                                (Title of class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
         State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $33,077,380 at February 26, 1999.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             Class                           Outstanding at February 26, 1999
             -----                           --------------------------------
Common Stock, Par Value $.01 Per Share              7,679,456 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.
--------------------------------------------------------------------------------

                              BARRETT BUSINESS SERVICES, INC.
                              1998 ANNUAL REPORT ON FORM 10-K
                                     TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                     PART I

Item 1.     Business                                                      2

Item 2.     Properties                                                   12

Item 3.     Legal Proceedings                                            12

Item 4.     Submission of Matters to a Vote of Security Holders          12
f
            Executive Officers of the Registrant                         13

                                 PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                          14

Item 6.     Selected Financial Data                                      15

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          16

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk   23

Item 8.     Financial Statements and Supplementary Data                  23

Item 9.     Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                       23

                                PART III

Item 10.    Directors and Executive Officers of the Registrant           24

Item 11.    Executive Compensation                                       24

Item 12.    Security Ownership of Certain Beneficial
             Owners and Management                                       24

Item 13.    Certain Relationships and Related Transactions               24

                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                          25

Signatures                                                               26

Financial Statements                                                    F-1

Exhibit Index

                                           PART I

ITEM 1.       BUSINESS
----------------------
GENERAL
         Barrett Business Services, Inc. ("Barrett" or the "Company"), was incorporated in the state of Maryland in 1965. Barrett is a leading human resource management company. The Company provides comprehensive outsourced solutions addressing the costs and complexities of a broad array of employment-related issues for businesses of all sizes. Employers are faced with increasing complexities in employment laws and regulations, employee benefits and administration, federal, state and local payroll tax compliance and mandatory workers' compensation coverage, as well as the recruitment and retention of quality employees. The Company believes that outsourcing the management of various employer and human resource responsibilities, which are typically considered non-core functions, enables organizations to focus on their core competencies, thereby improving operating efficiencies.

         Barrett's range of services and expertise in human resource management encompasses five major categories: payroll processing, employee benefits and administration, workers' compensation coverage, aggressive risk management and workplace safety programs, and human resource administration, which includes functions such as recruiting, interviewing, drug testing, hiring, placement, training and regulatory compliance. These services are typically provided through a variety of contractual arrangements, as part of either a traditional staffing service or a professional employer organization ("PEO") service. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing, and comprehensive on-site personnel management responsibilities. In a PEO arrangement, the Company enters into a contract to become a co-employer of the client company's existing workforce and assumes responsibility for some or all of the human resource management responsibilities. The Company's target PEO clients typically have limited resources available to effectively manage these matters. The Company believes that its ability to offer clients a broad mix of staffing and PEO services differentiates it from its competitors and benefits its clients through
(i) lower recruiting and personnel administration costs, (ii) decreases in payroll expenses due to lower workers' compensation and health insurance costs,
(iii) improvements in workplace safety and employee benefits, (iv) lower employee turnover and (v) reductions in management resources expended in employment-related regulatory compliance. For 1998, Barrett's staffing services revenues represented 54.6% of total revenues, compared to 45.4% for PEO services revenues.

         Barrett provides services to a diverse array of customers, including, among others, electronics manufacturers, various light-manufacturing industries, forest products and agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in numerous construction-related fields and various professional services firms. During 1998, the Company provided staffing services to approximately 5,400 customers. Although a majority of the Company's staffing customers are small to mid-sized businesses, during 1998 approximately 40 of the Company's customers have each utilized Barrett employees in a number ranging from at least 200 employees to as many as 1,600 employees through various staffing services arrangements. In addition, Barrett had approximately 612 PEO clients at December 31, 1998, compared to 654 at December 31, 1997. The decline in the number of PEO clients in 1998 as compared to 1997 reflects the Company's continued adherence to its safe-work policies and credit policies.

         The Company operates through a network of 30 branch offices in Oregon, California, Washington, Maryland, Idaho and Arizona. Barrett also has 22 smaller recruiting offices in its general market areas under the direction of a branch office.

OPERATING STRATEGIES
         The Company's principal operating strategies are to: (i) provide a unique and efficient blend of staffing and PEO services, (ii) promote a decentralized and autonomous management philosophy and structure, (iii) leverage zone and branch level economies of scale, (iv) motivate employees through wealth sharing, and (v) control workers' compensation costs through effective risk management.

GROWTH STRATEGIES
         The Company's principal growth strategies are to: (i) expand through acquisitions of human resource-related businesses in new and existing geographic markets, (ii) utilize a zone management structure to strengthen and expand operations and (iii) enhance management information systems to support continued growth and to improve customer services.

RECENT ACQUISITIONS
         On April 13, 1998, the Company acquired certain assets of BOLT Staffing Service, Inc., a provider of staffing services located in Pocatello, Idaho. BOLT Staffing had revenues of approximately $2.4 million (unaudited) for the year ended December 31, 1997. The Company paid $675,000 in cash for the assets, assumed a $6,000 office lease liability and incurred approximately $18,000 in acquisition related costs.

         On June 29, 1998, the Company consummated its transaction with Western Industrial Management, Inc. ("WIMI") pursuant to a stock-for-stock merger. The transaction qualified as a tax-free merger and has been accounted for as a pooling-of-interests. As a result of the merger, the former shareholders of WIMI received a total of 894,642 shares of the Company's common stock, which included 10,497 shares issued in exchange for real property consisting of an office condominium in which WIMI's main office is located. A dissenting WIMI shareholder received cash in the amount of $519,095, based on a value of $11.375 per share of Barrett's common stock. The Company also paid certain professional fees owed by WIMI in connection with the transaction totaling approximately $425,000. WIMI was a privately-held staffing services company headquartered in San Bernardino, California, with 1997 revenues of approximately $24.5 million (unaudited).

         Subsequent to year end, effective January 1, 1999, the Company acquired all of the outstanding common stock of Temporary Staffing Systems, Inc. ("TSS"), a staffing services company with eight branch offices in North Carolina and one in South Carolina. The Company paid $2,000,000 in cash and issued a note payable for $950,000 due January 31, 2000, payment of which is contingent upon a minimum equity requirement for 1998 and certain financial performance criteria for 1999. The Company also paid $50,000 in cash for a noncompete agreement with the selling shareholder. TSS's revenues for the fiscal year ended March 29, 1998 were approximately $12.9 million (audited).

         Subsequent to year end, effective February 15, 1999, the Company acquired certain assets of TPM Staffing Services, Inc. ("TPM"), a staffing services company with three offices in Southern California - Lake Forest, Santa Ana and Anaheim. The Company paid $1,200,000 in cash for the assets of TPM and the selling shareholder's noncompete agreement, of which $240,000 will be deferred for six months. TPM's revenues for the year ended December 31, 1998 were approximately $5.7 million (unaudited).

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

THE COMPANY'S SERVICES
         Overview of Services.  The Company offers a continuum of human resource
         --------------------
management services to its clients. While some services are more frequently associated with Barrett's co-employer arrangements, the Company's expertise in such areas as safety services and personnel-related regulatory compliance may also be utilized by its staffing services customers through the Company's human resource management services. The Company's range of services and expertise in human resource management encompasses five major categories:

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

         Staffing  Services.  Barrett's  staffing  services include on-demand or
         ------------------
short-term staffing assignments, contract staffing, long-term or indefinite-term on-site management and human resource administration. Short-term staffing involves employee demands caused by such factors as seasonality, fluctuations in customer demand, vacations, illnesses, parental leave, and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining additional permanent employees. As more and more companies focus on cost-cutting and reducing overhead, the use of employees on a short-term basis allows firms to utilize the "just-in-time" approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.

         Contract staffing refers to the Company's responsibilities for the placement of employees for a period of more than three months or an indefinite period. This type of arrangement often involves outsourcing an entire department in a large corporation or providing the work force for a large project.

         In an on-site management arrangement, Barrett places an experienced manager on site at a customer's place of business. The manager is responsible for conducting all recruiting, screening, interviewing, testing, hiring and employee placement functions at the customer's facility for a long-term or indefinite period.

         The Company's staffing services customers operate in a broad range of businesses, including forest products and agriculture-based companies, electronic manufacturers, transportation and shipping companies, food processors, professional firms and construction contractors. Such customers range in size from small local firms to companies with international operations, which use Barrett's services on a domestic basis. None of the Company's staffing services customers individually accounted for more than 10% of its total 1998 revenues.

         In 1998, light industrial workers generated approximately 67% of the Company's staffing services revenues, while technical personnel accounted for 19% of such revenues and clerical office staff represented the balance of 14%. Light industrial workers in the Company's employ perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers and drafters of electronic parts.

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

         The Company utilizes a variety of methods to recruit its work force for staffing services, including among others, referrals by existing employees, newspaper advertising and marketing brochures distributed at colleges and vocational schools. The employee application process includes an interview, skills assessment test, reference verification and drug screening. The recruiting of qualified employees requires more effort when unemployment rates are low.

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

         PEO Services. Many businesses, particularly those with a limited number
         ------------
of employees, find personnel administration requirements to be unduly complex and time consuming. These businesses often cannot justify the expense of a full-time human resources staff. In addition, the escalating costs of health and workers' compensation insurance in recent years, coupled with the increased complexity of laws and regulations affecting the workplace, have created a compelling motivation for small to mid-sized businesses to outsource these managerial burdens. The outsourcing of non-core business functions, such as human resource administration, enables small enterprises to devote their limited resources to their core competencies.

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

         The Company began offering PEO services to Oregon customers in 1990 and subsequently expanded these services to other states. The Company has entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses with up to 100 employees. None of the Company's PEO clients individually accounted for more than 10% of its total annual revenues during 1998.

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

BILLING
         Through centralized operations at the Company's headquarters in Portland, Oregon, the Company prepares invoices weekly for its staffing services customers and following the end of each payroll period for PEO clients. Health insurance premiums are passed through to PEO clients. The Company requires a deposit from certain of its PEO clients to cover one payroll period plus gross margin.

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

         Elements of Workers'  Compensation  System. State law (and, for certain
         ------------------------------------------
types of employees, federal law) generally mandates that an employer reimburse its employees for the costs of medical care and other specified benefits for injuries or illnesses incurred in the course and scope of employment. The benefits payable for various categories of claims are determined by state regulation and vary with the severity and nature of the injury or illness and other specified factors. In return for this guaranteed protection, workers' compensation is an exclusive remedy and employees are generally precluded from seeking other damages from their employer for workplace injuries. Most states require employers to maintain workers' compensation insurance or otherwise demonstrate financial responsibility to meet workers' compensation obligations to employees. In many states, employers who meet certain financial and other requirements are permitted to self-insure.

         Self  Insurance  for Workers'  Compensation.  In August  1987,  Barrett
         -------------------------------------------
became a self-insured employer for workers' compensation coverage in Oregon. The Company has subsequently obtained self-insured employer status for workers' compensation in four additional states, Maryland, Washington, Delaware and California. In addition, in May 1995, the Company was granted self-insured employer status by the U.S. Department of Labor for longshore and harbor ("USL&H") workers' compensation coverage. Regulations governing self-insured employers in each jurisdiction typically require the employer to maintain surety deposits of cash, government securities or other financial instruments to cover workers' claims in the event the employer is unable to pay for such claims.

         Barrett also maintains excess workers' compensation insurance for single occurrences exceeding $350,000 (except for $500,000 for USL&H coverage) with statutory limits (i.e., in unlimited amounts) pursuant to annual policies with major insurance companies. The excess-insurance policies contain standard exclusions from coverage, including punitive damages, fines or penalties in connection with violation of any statute or regulation and losses covered by other insurance or indemnity provisions.

         In addition, the Company maintains an insured large-deductible program which allows it to become insured for workers' compensation coverage in nearly all states where the extent of the Company's operations does not yet warrant the investment to become a self-insured employer.

         Claims Management.  Pursuant to its self-insured  status, the Company's
         -----------------
workers' compensation expense is tied directly to the incidence and severity of workplace injuries to its employees. Barrett seeks to contain its workers' compensation costs through an aggressive approach to claims management. The Company uses managed-care systems to reduce medical costs and keeps time-loss costs to a minimum by assigning injured workers, whenever possible, to short-term assignments which accommodate the workers' physical limitations. The Company believes that these assignments minimize both time actually lost from work and covered time-loss costs. Barrett has also engaged third-party administrators ("TPAs") to provide additional claims management expertise. Typical management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and negotiating early settlements to eliminate future case development and costs. Barrett also maintains a mandatory corporate-wide pre-employment drug screening program and a mandatory post-injury drug test. The program is believed to have resulted in a reduction in the frequency of fraudulent claims and in accidents in which the use of illegal drugs appears to have been a contributing factor.

         Elements  of  Self-Insurance  Costs.  The  costs  associated  with  the
         -----------------------------------
Company's self-insured workers' compensation program include case reserves for reported claims, an additional expense provision (referred to as the "IBNR reserve") for unanticipated increases in the cost of open injury claims (known as "adverse loss development") and for claims incurred in prior periods but not reported, fees payable to the Company's TPAs, additional claims administration expenses, administrative fees payable to state and federal workers' compensation regulatory agencies, premiums for excess workers' compensation insurance, legal fees and safety incentive payments. Although not directly related to the size of the Company's payroll, the number of claims and correlative loss payments may be expected to increase with growth in the total number of employees. TPA fees also vary with the number of claims administered. The state assessments are typically based on payroll amounts and, to a limited extent, the amount of permanent disability awards during the previous year. Excess insurance premiums are also based in part on the size of the Company's payroll. Safety incentives expense may increase as the number of the Company's PEO employees rises, although increases will only occur for any given PEO client if such client's claims costs are below agreed-upon amounts.

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

         Approximately one-fifth of the Company's payroll exposure associated with staffing or PEO services is in relatively high-risk industries with respect to workplace injuries, including trucking, logging and construction. A failure to successfully manage the severity and frequency of workers' compensation injuries will have a negative impact on the Company. Management maintains clear guidelines for its branch managers, account managers, and loss control specialists directly tying their continued employment with the Company to their diligence in understanding and addressing the risks of accident or injury associated with the industries in which client companies operate and in monitoring the compliance by clients with workplace safety requirements. The Company has a policy of "zero tolerance" for avoidable workplace injuries.

MANAGEMENT INFORMATION SYSTEM
         The Company performs all functions associated with payroll administration through its internal management information system. Each branch performs payroll data entry functions and maintains an independent database of employees and customers, as well as payroll and invoicing records. All processing functions are centralized at Barrett's corporate headquarters in
Portland, Oregon. Although the current system employed by the Company satisfactorily meets its current needs, the Company perceives it to be advantageous to significantly expand the capacity and capabilities through the utilization of new software technologies. Accordingly, management initiated a project in mid-1997 to convert to new technologies which it anticipates will enable the Company to more effectively accommodate its anticipated growth, maintain a cost-effective and efficient processing structure, improve functionality, meet expected customer requirements for expanded communication capabilities, and provide additional customer services and information reporting. The Company's new system will utilize client-server technology, an existing software product from an independent software development company and a relational database environment. Management estimates the total cost of implementing this project at approximately $2.7 million. The new system is currently expected to be operational in mid-1999 and has been certified by the vendor to be year 2000 compliant.

EMPLOYEES AND EMPLOYEE BENEFITS
         At December 31, 1998, the Company had approximately 19,410 employees, including approximately 14,000 staffing services employees, approximately 5,100 PEO employees and approximately 310 managerial, sales and administrative employees. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. During 1998, approximately 1% of the Company's employees were covered by a collective bargaining agreement. Each of Barrett's managerial, sales and administrative employees has entered into a standard form of employment agreement which, among other things, contains covenants not to engage in certain activities in competition with the Company for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. Barrett believes its employee relations are good.

         The Company's decentralized management structure relies heavily on its zone managers, each responsible for overseeing the operations of several branch offices. Accordingly, the efficiency of Barrett's operations is dependent upon its ability to attract and retain highly qualified, motivated individuals to serve as zone managers. This ability is also central to the Company's plans to expand through acquiring human resources related businesses in existing and new geographic areas. There is no assurance that the Company will continue to be able to recruit and retain individuals with the skills and experience required of zone managers.

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

REGULATORY AND LEGISLATIVE ISSUES
         Business Operations. The Company is subject to the laws and regulations
         -------------------
of the jurisdictions within which it operates, including those governing self-insured employers under the workers' compensation systems in Oregon, Washington, Maryland, Delaware, California and the U.S. Department of Labor for USL&H workers. An Oregon PEO company, such as Barrett, is required to be licensed as a worker-leasing company by the Workers' Compensation Division of the Oregon Department of Consumer and Business Services. Temporary staffing companies are expressly exempt from the Oregon licensing requirement. Oregon PEO companies are also required to ensure that each PEO client provides adequate training and supervision for its employees to comply with statutory requirements for workplace safety and to give 30 days written notice in the event of a termination of its obligation to provide workers' compensation coverage for PEO employees and other subject employees of a PEO client. Although compliance with these requirements imposes some additional financial risk on Barrett, particularly with respect to those clients who breach their payment obligation to the Company, such compliance has not had a material adverse impact on Barrett's business, financial condition or results of operations.

         Employee  Benefit  Plans.  The  Company's  operations  are  affected by
         ------------------------
numerous federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees who are assigned to work at client locations (sometimes referred to as "worksite employees"), the Company assumes certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer, temporary employment, and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of "employer" under these laws is not uniform.

         As an employer, the Company is subject to all federal statutes and regulations governing its employer-employee relationships. Subject to the issues discussed below, the Company believes that its operations are in compliance in all material respects with all applicable federal statutes and regulations.

         The Company offers various qualified employee benefit plans to its employees, including its worksite employees. These employee benefit plans include a savings plan (the "401(k) plan") under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. In addition, the Company offers a nonqualified deferred compensation plan, which is available to highly compensated employees who are not eligible to participate in the Company's 401(k) plan. Generally, qualified employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974 ("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees. See Item 7 of this report for a discussion of issues regarding qualification of the Company's employee benefit plans arising out of participation by the Company's PEO employees.

COMPETITION
         The staffing  services and PEO  businesses are  characterized  by rapid growth and intense competition. The staffing services market includes competitors of all sizes, including several, such as Manpower, Inc., Kelly Services, Inc., The Olsten Corporation, Interim Services, Inc., and Adia
Services, Inc., which are national in scope and have substantially greater financial, marketing and other resources than the Company. In addition to national companies, Barrett competes with numerous regional and local firms for both customers and employees. The Company estimates that at least 100 firms provide staffing services in Oregon. There are relatively few barriers to entry into the staffing services business. The principal competitive factors in the staffing services industry are price, the ability to provide qualified workers in a timely manner and the monitoring of job performance. The Company attributes its internal growth in staffing services revenues to the cost-efficiency of its operations which permits the Company to price its services competitively, and to its ability through its branch office network to understand and satisfy the needs of its customers with competent personnel.

         Although there are believed to be approximately 2,200 companies currently offering PEO services in the U.S., many of these potential competitors are located in states in which the Company presently does not operate. Barrett believes that there are approximately 60 firms offering PEO services in Oregon, but the Company has the largest presence in the state. The Company may face additional competition in the future from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. Certain PEO companies operating in areas in which Barrett does not now, but may in the future, offer its services have greater financial and marketing resources than the Company, such as The Vincam Group Inc., Administaff, Inc., Staff Leasing, Inc. and Paychex, Inc., among others. Competition in the PEO industry is based largely on price, although service and quality are also important. Barrett believes that its growth in PEO services revenues is attributable to its ability to provide small and mid-sized companies with the opportunity to provide enhanced benefits to their employees while reducing their overall personnel administration and workers' compensation costs. The Company's competitive advantage may be adversely affected by a substantial increase in the costs of maintaining its self-insured workers' compensation program. A general market decrease in the level of workers' compensation insurance premiums may also decrease demand for PEO services.

ITEM 2.       PROPERTIES
------------------------

         The Company provides staffing and PEO services through all 30 of its branch offices. The following table shows the number of branch offices located in each state in which the Company operates. The Company's Oregon offices accounted for 46% of its total revenues in 1998. The Company also leases office space in 22 other locations in its market areas which it uses to recruit and place employees.

                                       Number of
                                         Branch
               State                    Offices
               ------------------    --------------
               Arizona                      1
               California                  13
               Idaho                        2
               Maryland                     3
               Oregon                      10
               Washington                   1

         The Company's corporate headquarters are located in an office building in Portland, Oregon, with approximately 9,200 square feet of office space. The building is subject to a mortgage loan with a principal balance of approximately $530,000 at December 31, 1998.

         The Company also owns  another  office  building in  Portland,  Oregon,
which  houses  its   Portland/Bridgeport   branch   office.   The  building  has
approximately 7,000 square feet of office space.

         Barrett leases office space for its other branch offices. At December 31, 1998, such leases had expiration dates ranging from less than one year to five years, with total minimum payments through 2003 of approximately $2,882,000.

ITEM 3.       LEGAL PROCEEDINGS
-------------------------------

         There were no material legal proceedings pending against the Company at September 30, 1998, or during the period beginning with that date through March 30, 1999.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

         EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table identifies, as of February 26, 1999, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

                                                                                        Officer
                    Name          Age    Principal Positions and Business Experience     Since
        ---------------------------------------------------------------------------------------

         William W. Sherertz       53    President; Chief Executive Officer; Director     1980

         Michael D. Mulholland     47    Vice President-Finance and Secretary; Chief      1994
                                         Financial Officer

         K. Risa Olsen (1)         48    Vice President                                   1997

         Gregory R. Vaughn         43    Vice President                                   1998

         James D. Miller           35    Controller and Assistant Secretary;              1994
                                         Principal Accounting Officer

-------------------------------------
(1)  Ms. Olsen tendered her resignation on March 19, 1999, effective April 2, 1999.

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

         Gregory R. Vaughn joined the Company in July 1997 as Operations Manager. Mr. Vaughn was appointed Vice President in January 1998. Prior to joining Barrett, Mr. Vaughn was Chief Executive Officer of Insource America, Inc., a privately-held human resource management company headquartered in Portland, Oregon, since 1996. Mr. Vaughn has also held senior management positions with Sundial Time Systems, Inc. from 1995 to 1996 and Continental Information Systems, Inc. from 1990 to 1994.

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

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
---------------------------------------------------------------------------
              MATTERS
              -------

         The Company's common stock (the "Common Stock") trades on The Nasdaq Stock Market under the symbol "BBSI." At February 26, 1999, there were 70 stockholders of record and approximately 1,100 beneficial owners of the Common Stock. The Company has not declared or paid any cash dividends since the closing of its initial public offering of Common Stock on June 18, 1993, and has no present plan to pay any cash dividends in the foreseeable future. The following table presents the high and low sales prices of the Common Stock for each quarterly period during the last two fiscal years, as reported by The Nasdaq Stock Market:

           1997                                    High               Low
           ----                                    ----               ---
           First Quarter                         $ 19.00           $ 12.75
           Second Quarter                          15.00             11.50
           Third Quarter                           17.50             13.63
           Fourth Quarter                          17.25             11.00

           1998                                    High               Low
           ----                                    ----               ---
           First Quarter                         $ 12.00           $ 10.25
           Second Quarter                          13.38              9.13
           Third Quarter                           10.88              7.88
           Fourth Quarter                           9.38              6.00

         The Company issued 30,000 shares of Common Stock in April 1998, upon the exercise of stock warrants with an exercise price of $4.20 per share issued in connection with the Company's initial public offering in June 1993 without registration under the Securities Act of 1933 in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 regarding transactions by an issuer not involving a public offering.

ITEM 6.       SELECTED FINANCIAL DATA
-------------------------------------

         The following selected financial data should be read in conjunction with the Company's financial statements and the accompanying notes listed in
Item 14 of this report.

                                                                                   Year Ended December 31
                                                               ------------------------------------------------------------------
                                                                  1998          1997          1996          1995          1994
                                                               ----------    ---------     ----------    ----------    ----------
                                                                             (In thousands, except per share data)
         Statement of Operations Data:
         Revenues:
            Staffing services...............................   $ 165,443     $ 177,263      $ 130,746      $ 113,437    $  83,344
            Professional employer services..................     137,586       128,268        101,206         79,480       68,571
                                                              ----------     ---------      ---------      ---------     --------
                Total.......................................     303,029       305,531        231,952        192,917      151,915
                                                              ----------     ---------      ---------      ---------     --------
         Cost of revenues:
            Direct payroll costs............................     235,265       236,307        176,686        146,490      114,493
            Payroll taxes and benefits......................      25,550        27,226         20,414         16,139       12,888
            Workers' compensation...........................       8,670         9,075          6,641          6,729        5,758
            Safety incentives...............................       1,520         1,509          1,532            981        1,103
                                                              ----------     ---------      ---------      ---------     --------
                Total.......................................     271,005       274,117        205,273        170,339      134,242
                                                              ----------     ---------      ---------      ---------     --------
         Gross margin.......................................      32,024        31,414         26,679         22,578       17,673
         Selling, general, and administrative expenses......      23,481        24,011         18,534         15,496       11,695
         Merger expenses....................................         750            --             --             --           --
         Amortization of intangibles........................       1,316         1,332            860            606          472
                                                              ----------     ---------      ---------      ---------     --------
         Income from operations.............................       6,477         6,071          7,285          6,476        5,506
                                                              ----------     ---------      ---------      ---------     --------
         Other (expense) income:
            Interest expense................................        (173)         (247)          (122)          (154)        (231)
            Interest income.................................         441           362            554            400          224
            Other, net......................................          (1)            1             --             32           78
                                                              ----------     ---------      ---------      ---------     --------
                Total.......................................         267           116            432            278           71
                                                              ----------     ---------      ---------      ---------     --------
         Income before provision for income taxes...........       6,744         6,187          7,717          6,754        5,577
         Provision for income taxes.........................       2,923         2,342          2,749          2,566        2,117
                                                              ----------     ---------      ---------      ---------     --------
                Net income..................................   $   3,821     $   3,845      $   4,968      $   4,188     $  3,460
                                                              ==========     =========      =========      =========     ========
         Basic net income per share.........................   $     .50     $     .50      $     .65      $     .57     $    .48
                                                              ==========     =========      =========      =========     ========
         Weighted average basic shares......................   $   7,664         7,646          7,602          7,358        7,217
                                                              ==========     ==========     =========      =========     ========
         Diluted net income per share.......................   $     .50     $     .49      $     .64      $     .55     $    .46
                                                              ==========     =========      =========      =========     ========
         Weighted average diluted shares....................   $   7,711         7,780          7,823          7,564        7,475
                                                              ==========     =========      =========      =========     ========


                                                                                       As of December 31
                                                               ------------------------------------------------------------------
                                                                  1998          1997          1996           1995          1994
                                                               ----------    ----------    ----------     ----------    ----------
                                                                                        (In thousands)
         Selected Balance Sheet Data:

         Working capital....................................  $   13,272    $   10,201     $   11,489     $    8,387    $   4,738

         Total assets.......................................      52,770        50,815         44,063         32,450       25,552

         Long-term debt, net of current portion.............         503           573          1,107            875          908

         Stockholders' equity...............................      33,702        30,231         25,629         20,139       14,490

ITEM 7.       MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
              ------------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

OVERVIEW
         The Company's revenues consist of staffing services and professional employer organization ("PEO") services. Staffing services revenues consist of short-term staffing, contract staffing and on-site management. PEO services refer exclusively to co-employer contractual agreements with PEO clients. The Company's revenues represent all amounts billed to customers for direct payroll, related employment taxes, workers' compensation coverage and a service fee (equivalent to a mark-up percentage). The Company's Oregon offices accounted for approximately 46% of its total revenues in 1998. An additional 36% of revenues was derived from its offices in California. Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company's financial results.

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

         The largest portion of workers' compensation expense is the cost of workplace injury claims. When an injury occurs and is reported to the Company, the Company's respective independent third-party claims administrator ("TPA") analyzes the details of the injury and develops a case reserve, which is the TPA's estimate of the cost of the claim based on similar injuries and its professional judgment. The Company then records, or accrues, an expense and a corresponding liability based upon the TPA's estimates for claims reserves. As cash payments are made by the Company's TPA against specific case reserves, the accrued liability is reduced by the corresponding payment amount. The TPA also reviews existing injury claims on an on-going basis and adjusts the case reserves as new or additional information for each claim becomes available. The Company has established additional reserves to provide for future unanticipated increases in expenses ("adverse loss development") of the claims reserves for open injury claims and for claims incurred but not reported related to prior and current periods. Management believes that the Company's internal claims reporting system minimizes the occurrence of unreported incurred claims.

         Selling, general and administrative expenses represent both branch office and corporate operating expenses. Branch operating expenses consist primarily of branch office staff payroll and payroll related costs, advertising, rent, office supplies, depreciation and branch incentive compensation. Branch incentive compensation represents a combined 15% of branch pretax profits, of which 10% is paid to the branch manager and 5% is shared among the office staff. Corporate operating expenses consist primarily of executive and office staff payroll and payroll related costs, professional and legal fees, travel, depreciation, occupancy costs, information systems costs and executive and corporate staff incentive bonuses.

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

FORWARD-LOOKING INFORMATION
         Statements in this Item or in Item 1 of this report which are not historical in nature, including discussion of economic conditions in the Company's market areas, the potential for and effect of recent and future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the tax-qualified status of the Company's 401(k) savings plan, the timely resolution of the Year 2000 issue by the Company and its customers and vendors, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, uncertainties regarding government regulation of PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS
         The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the years ended December 31, 1998, 1997 and 1996, listed in Item 14 of this report. The Company's acquisition by merger of Western Industrial Management, Inc. and a related company (together, "WIMI"), in June 1998 was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements have been restated for prior periods to give effect to the merger. Certain 1997 and 1996 revenue and cost of revenue amounts have been reclassified to conform with the 1998 presentation. Such reclassifications had no impact on gross margin, net income or stockholders' equity. References to the Notes to Financial Statements appearing below are to the notes to the Company's financial statements listed in
Item 14 of this report.

                                                                 Percentage of Total Revenues
                                                         -----------------------------------------
                                                                    Years Ended December 31,
                                                          1998              1997              1996
                                                         -------          -------           -------
Revenues:
     Staffing services..............................       54.6%            58.0%             56.4%
     Professional employer services.................       45.4             42.0              43.6
                                                         ------           ------            ------
         Total revenues.............................      100.0            100.0             100.0
                                                         ------           ------            ------
Cost of revenues:
     Direct payroll costs...........................       77.6             77.3              76.1
     Payroll taxes and benefits.....................        8.4              8.9               8.8
     Workers' compensation..........................        2.9              3.0               2.9
     Safety incentives..............................        0.5              0.5               0.7
                                                         ------           ------            ------
         Total cost of revenues.....................       89.4             89.7              88.5
                                                         ------           ------            ------
Gross margin........................................       10.6             10.3              11.5
Selling, general and administrative expenses........        7.8              7.9               8.0
Merger expenses.....................................        0.2                -                 -
Amortization of intangibles.........................        0.4              0.4               0.4
                                                         ------           ------            ------
Income from operations..............................        2.2              2.0               3.1
Other income (expense)..............................        0.1                -               0.2
                                                         ------           ------            ------
Pretax income.......................................        2.3              2.0               3.3
Provision for income taxes..........................        1.0              0.7               1.2
                                                         ------           ------            ------
Net income..........................................        1.3%             1.3%              2.1%
                                                         ======           ======            ======

YEARS ENDED DECEMBER 31, 1998 AND 1997
         Net income for 1998 amounted to $3,821,000, a decrease of $24,000 or 0.6% from 1997 net income of $3,845,000. The small decrease in 1998 net income from 1997 was primarily due to $750,000 of merger expenses in connection with the WIMI transaction and a higher income tax rate, offset in part by the effect of a higher gross margin percent and lower selling, general and administrative expenses. Diluted net income per share for 1998 was $0.50 compared to $0.49 for 1997.

         Revenues for 1998 totaled $303,029,000 which represented a decrease of $2,502,000 or 0.8% from 1997 revenues of $305,531,000. To date, the revenue trend has not been a company-wide issue and has been primarily confined to a few larger branch offices. The decline in revenues is related to a limited number of large staffing customers that have been affected by various economic conditions.

         Staffing services revenue decreased $11,820,000 or 6.7%, while professional employer services revenue increased $9,318,000 or 7.3%, which resulted in a decrease in the share of staffing services to 54.6% of total revenues for 1998, as compared to 58.0% for 1997. The decline in staffing services revenue for 1998 was primarily attributable to two factors: (1) management's decision not to renew a business relationship with a large seasonal customer which was anticipated to provide an unacceptable profit margin and (2) a moderation in the demand for the Company's services by a limited number of large staffing customers that were affected by various economic conditions. The share of professional employer services revenues had a corresponding increase from 42.0% of total revenues for 1997 to 45.4% for 1998.

         Gross margin for 1998 totaled $32,024,000, representing an increase of $610,000 or 1.9% over 1997. The gross margin rate of 10.6% of revenues represents a 30 basis point increase from 1997 due primarily to lower payroll taxes and benefits and workers' compensation expenses as a percentage of revenues, offset in part by higher direct payroll costs as a percentage of revenues. The decline in payroll taxes and benefits, in total dollars and as a percent of revenues, for 1998 was primarily due to lower state unemployment tax rates. The increase in direct payroll costs, as a percentage of revenues, was primarily attributable to the increased share of professional employer services business, where payroll costs typically represent a higher percentage of revenues as compared to staffing services. The Company expects gross margin, as a percentage of revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, as well as by the adequacy of its estimates for workers' compensation liabilities, which may be negatively affected by unanticipated adverse loss development of claims reserves.

         Workers' compensation expense decreased from 3.0% of revenues for 1997 to 2.9% of revenues for 1998. The decrease in workers' compensation expense for 1998 was generally attributable to a lower incidence of injuries during 1998, as compared to 1997.

         Selling, general and administrative ("SG&A") expenses consist of compensation and other expenses incident to the operation of the Company's headquarters and the branch offices and the marketing of its services. SG&A expenses (excluding the amortization of intangibles) for 1998 amounted to $23,481,000, a decrease of $530,000 or 2.2% from 1997. SG&A expenses expressed as a percentage of revenues also decreased from 7.9% for 1997 to 7.8% for 1998. The decrease in total SG&A expenses for 1998 from 1997 was primarily attributable to lower management payroll and bad debt expense. During the first quarter of 1998, management implemented specific performance criteria for all branch offices to align operating expenses more closely with growth in gross margin dollars rather than growth in revenues. For 1998, improvement in SG&A expense was achieved by reducing SG&A expenses as a percent of gross margin dollars from 76.4% in 1997 to 73.3% in 1998. Management believes that its zone-management practices and tighter operating controls implemented in 1998 have enhanced the Company's ability to more effectively manage its operating costs.

         Amortization of intangibles totaled $1,316,000 for 1998 or 0.4% of revenues, which compares to $1,332,000 or 0.4% of revenues for 1997.

         The Company's effective income tax rate for 1998 was 43.3%, as compared to 37.9% for 1997. The increase in the effective rate was primarily attributable to the nondeductibility of certain merger expenses and an increase in nondeductible amortization expense.

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

         A definitive judicial interpretation of "employer" in the context of a PEO arrangement has not been established. The tax-exempt status of the Company's 401(k) plan and cafeteria plan is subject to continuing scrutiny and approval by the Internal Revenue Service (the "IRS") and depends upon the Company's ability to establish the Company's employer-employee relationship with PEO employees. The issue of whether the Company's tax-qualified benefit plans can legally include worksite employees under their coverage has not yet been resolved. If the worksite employees cannot be covered by the plans, then the exclusive benefit requirement imposed by the Code would not be met by the plans as currently administered and the plans could be disqualified.

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

         A PEO company headquartered in Texas stated publicly over three years ago that the IRS National Office was being requested by the IRS Houston District to issue a Technical Advice Memorandum ("TAM") on the PEO worksite employee issue in connection with an ongoing audit of a plan of the Texas PEO company. The stated purpose of TAMs is to help IRS personnel in closing cases and to establish and maintain consistent holdings. The IRS's position is that TAMs are not precedential; that is, they are limited to the particular taxpayer involved and that taxpayer's set of facts.

         The draft request for a TAM by the IRS Houston District reportedly stated its determination that the Texas PEO company's Code Section 401(k) plan should be disqualified for the reason, among others, that it covers worksite employees who are not employees of the PEO company.

         The timing and nature of the issuance and contents of any TAM regarding the worksite employee issue or any report of the Market Segment Study Group regarding Employee Leasing is unknown at this time. There has also been public discussion for the past several years of the possibility that the Treasury Department may propose some form of administrative relief or that Congress may provide legislative resolution or clarification regarding this issue.

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

         Total 1997 revenues were $305,531,000, which represented an increase of $73,579,000 or 31.7% over 1996 revenues of $231,952,000. The increase in revenues over 1996 was primarily due to a 1997 internal growth rate of 23.2%, combined with the effect from a full year of operations for five 1996 acquisitions, as well as from two acquisitions in the first half of 1997. Staffing services revenues increased 35.6% over 1996 primarily as a result of the growth in large contract staffing and on-site management services and the effect of a full year of operations for the 1996 acquisitions. PEO services revenues increased 26.7% over 1996 due to the effect from a full year of operations for the 1996 acquisitions. Revenues from staffing services, as a percent of total revenues, increased in 1997 to 58.0% as compared to 56.4% of total revenues in 1996.

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

         Selling, general and administrative ("SG&A") expenses (excluding the amortization of intangibles) for 1997 amounted to $24,011,000, an increase of $5,477,000 or 29.6% over 1996. SG&A expenses expressed as a percentage of revenues decreased from 8.0% for 1996 to 7.9% for 1997. The increase in total SG&A dollars for 1997 over 1996 was primarily attributable to incremental branch office expenses as a result of four acquisitions after October 1, 1996, the opening of four new offices in 1996 and early 1997, the addition of experienced personnel at several offices to expand the Company's managerial resources and an approximate $700,000 increase in bad debt expense. Two customers accounted for over one-half of the increase in bad debt expense for 1997.

         Amortization of intangibles totaled $1,332,000 for 1997, or 0.4% of revenues, which compares to $860,000 or 0.4% of revenues for 1996. The increased amortization expense for 1997 was primarily attributable to amortization arising from the four acquisitions made after October 1, 1996.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS
         The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims experience for workers' compensation, demand and competition for the Company's services and the effect of acquisitions. The Company's revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its PEO clients in the agriculture and forest products-related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs but tend to represent a smaller percentage of revenues later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter, as well as adverse loss development of prior period claims during a subsequent quarter.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's cash position of $4,029,000 at December 31, 1998 increased $590,000 from December 31, 1997. The increase was primarily due to $4,246,000 of cash provided by operating activities, offset by $1,627,000 for the combined payments on credit-line borrowings and long-term debt, $1,077,000 used for the purchase of property and equipment and $693,000 used for acquisitions.

         Net cash provided by operating activities for 1998 amounted to $4,246,000, as compared to $7,281,000 for 1997. For 1998, cash flow was primarily generated by net income and depreciation and amortization expenses, offset in part by an increase of $856,000 in accounts receivable and a decrease of $788,000 in accrued payroll and benefits. For 1997, cash flow was primarily generated by net income and depreciation and amortization expenses, together with an increase of $2,180,000 in accrued payroll and benefits.

         Net cash used in investing activities totaled $1,679,000 for 1998, as compared to $4,112,000 for 1997. During 1998, the Company had capital expenditures of $1,077,000 and paid $693,000 in cash for the purchase of BOLT Staffing. Approximately $500,000 of the total capital expenditures was related to new computer hardware and software for the Company's new management information system, which will address all concerns related to the "Year 2000 issue," as discussed in Item 1 under "Management Information System" and below under "Year 2000 Readiness." During 1997, the

Company paid $2,227,000 in cash in connection with the HR Only and TLC Staffing acquisitions and had capital expenditures of $1,497,000. At March 30, 1999, the Company had no material long-term capital commitments.

         Net cash used in financing activities for 1998 totaled $1,977,000, which compares to $1,353,000 net cash used in financing activities for 1997. For 1998, the principal use of cash for financing activities was for repayments of credit-line borrowings of $887,000 and long-term debt of $740,000 and for payment of $519,000 to a dissenting WIMI shareholder in connection with the WIMI merger. For 1997, the principal use of cash used in financing activities arose from the Company's obligation to redeem 159,154 shares of its common stock at a value of $2,824,984 pursuant to a Plan and Agreement of Reorganization between StaffAmerica, Inc. and the Company. The cash used for this stock redemption was offset in part by net proceeds from the exercise of stock options and warrants totaling $757,000 and net proceeds from credit-line borrowings of $701,000.

         The Company negotiated an amendment to its loan agreement with its principal bank, effective February 8, 1999, to increase the revolving credit facility by $2.0 million, from $5.65 million to $7.65 million. This facility includes a subfeature for letters of credit, as to which approximately $1.9 million was outstanding as of December 31, 1998. As such, the Company currently has approximately $5.7 million of unused availability on its line of credit. There was no outstanding balance on the revolving credit facility at December 31, 1998. See Note 7 of the Notes to Financial Statements. Management believes that the credit facility and other potential sources of financing, together with anticipated funds generated from operations, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

         On February 26, 1999, the Company's board of directors authorized a stock repurchase program to purchase up to 250,000 common shares from time to time in open market purchases. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances.

INFLATION
         Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

YEAR 2000 READINESS
         The Company has developed a Year 2000 plan to ensure its internal operational readiness, as well as compliance by the Company's key vendors. Management's plan is focused on evaluating the readiness of the Company's mission-critical applications software, operating systems software, hardware, communications, third-party interfaces, facilities (typically non-information technology systems) and key vendors. This evaluation process involves four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and (4) testing and implementation.

         As the Company has previously reported, management initiated a project in mid-1997 to convert its information systems to new technologies which are expected to enable the Company to more effectively accommodate its anticipated growth. This upgrade is anticipated to be completed in mid-1999 and is expected to alleviate the Year 2000 issue for such mission-critical applications as payroll processing and financial reporting systems. The Company has incurred capital expenditures of $2.2 million through December 31, 1998, for this project and expects to incur another $0.5 million prior to completion. The remaining mission-critical application is a branch-level legacy system which is expected to require only minor reprogramming by the Company's internal staff during the first half of 1999 at no incremental cost to the Company.

         Mission-critical applications are currently in a remediation or testing phase. Management is currently uncertain as to the need for contingency plans for the Company's mission-critical applications, as it expects these systems to be fully operational by the third quarter of 1999.

         The Company's assessment of the risks associated with non-mission-critical systems is incomplete but ongoing, and as such, management cannot predict whether significant problems will be identified, and if so, the costs to remediate such problems. In addition, management has not yet identified any reasonably likely worst case scenarios or determined the extent of contingency planning that may be required. Costs identified to date, however, have not been material. As part of its assessment, the Company is relying on assurances from key vendors that their products and services will be Year 2000 compliant.

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


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------------
              FINANCIAL DISCLOSURE
              --------------------

         None.

                                    PART III

ITEM 10.      INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE
-------------------------------------------------------------

         The information required by Item 10, Directors and Executive Officers of the Registrant, is incorporated herein by reference to the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders ("Proxy Statement"), under the headings "Election of Directors" and "Stock Ownership by Principal Stockholders and Management--Section 16(a) Beneficial Ownership Reporting Compliance" or appears under the heading "Executive Officers of the Registrant" on page 13 of this report. The information required by Item 11, Executive Compensation, is incorporated herein by reference to the Proxy Statement, under the headings "Executive Compensation" and "Election of Directors--Compensation Committee Interlocks and Insider Participation." The information required by Item 12, Security Ownership of Certain Beneficial Owners and Management, is incorporated herein by reference to the Proxy Statement, under the heading "Stock Ownership by Principal Stockholders and Management--Beneficial Ownership Table." The information required by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Proxy Statement, under the heading "Election of Directors--Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
---------------------------------------------------------------------
              FORM 8-K
              --------

FINANCIAL STATEMENTS AND SCHEDULES
The   Financial    Statements,    together   with   the   report    thereon   of
PricewaterhouseCoopers LLP, are included on the pages indicated below:

                                                                           Page
                                                                           ----
 Report of Independent Accountants                                          F-1

 Balance Sheets - December 31, 1998 and 1997                                F-2

 Statements of Operations
  for the Years Ended December 31,
  1998, 1997 and 1996                                                       F-3

 Statements of Redeemable Common Stock and Nonredeemable
  Stockholders' Equity -  December 31, 1998, 1997 and 1996                  F-4

 Statements of Cash Flows for the Years Ended December 31,
  1998, 1997 and 1996                                                       F-5

 Notes to Consolidated Financial Statements                                 F-6

No schedules are required to be filed herewith.

REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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

BARRETT BUSINESS SERVICES, INC.
-------------------------------
Registrant

Date:  March 30, 1999                By:  /s/  William W. Sherertz
                                          ----------------------------
                                          William W. Sherertz
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 1999.

Principal Executive Officer and Director:

/s/ William W. Sherertz               President and Chief Executive Officer
William W. Sherertz                   and Director

Principal Financial Officer:

/s/ Michael D. Mulholland             Vice President-Finance and Secretary
Michael D. Mulholland

Principal Accounting Officer:

/s/ James D. Miller                   Controller and Assistant Secretary
James D. Miller

Other Directors:

* ROBERT R. AMES                      Director

* HERBERT L. HOCHBERG                 Director

* ANTHONY MEEKER                      Director

* STANLEY G. RENECKER                 Director

* NANCY B. SHERERTZ                   Director

* By     /s/ Michael D. Mulholland
         Michael D. Mulholland
         Attorney-in-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Barrett Business Services, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, of redeemable common stock and nonredeemable stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Barrett Business Services, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Portland, Oregon
February 8, 1999, except as to Note 16, which is as of February 15, 1999

BARRETT BUSINESS SERVICES, INC.
BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


(in thousands, except par value)
                                                                  1998         1997
                                                                ---------   -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                    $  4,029      $  3,439
   Trade accounts receivable, net                                 21,907        21,051
   Prepaid expenses and other                                      1,103         1,231
   Deferred tax assets (Note 12)                                   1,857         1,895
                                                                ---------     ---------
     Total current assets                                         28,896        27,616

   Intangibles, net (Note 4)                                      11,508        12,133
   Property and equipment, net (Notes 5 and 8)                     5,184         4,574
   Restricted marketable securities and workers'
      compensation deposits (Note 6)                               6,004         6,095
   Deferred tax assets (Note 12)                                     552           191
   Other assets                                                      626           206
                                                                ---------     ---------
                                                                $ 52,770      $ 50,815
                                                                =========     =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 8)                   $     61      $    731
   Line of credit payable (Note 7)                                     -           887
   Income taxes payable (Note 12)                                    438             -
   Accounts payable                                                  948         1,136
   Accrued payroll, payroll taxes and related benefits             9,246        10,034
   Accrued workers' compensation claim liabilities (Note 6)        3,244         3,140
   Customer safety incentives payable                              1,173         1,073
   Other accrued liabilities                                         514           414
                                                                ---------     ---------
     Total current liabilities                                    15,624        17,415

Long-term debt, net of current portion (Note 8)                      503           573
Customer deposits                                                    829           934
Long-term workers' compensation claim liabilities (Note 6)           714           632
Other long-term liabilities (Note 2)                               1,398         1,030
                                                                ---------     ---------
                                                                  19,068        20,584
                                                                ---------     ---------
Commitments and contingencies (Notes 9, 10 and 14)

Stockholders' equity:
   Common stock, $.01 par value; 20,500 shares authorized,
      7,676 and 7,638 shares issued and outstanding (Note 13          77            76
   Additional paid-in capital                                     11,409        11,760
   Retained earnings                                              22,216        18,395
                                                                ---------     ---------
                                                                  33,702        30,231
                                                                ---------     ---------
                                                                $ 52,770      $ 50,815
                                                                =========     =========


   The accompanying notes are an integral part of these financial statements.

BARRETT BUSINESS SERVICES, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

(in thousands, except per share amounts)

                                                           1998        1997         1996
                                                       ----------   ----------   ----------

Revenues:
   Staffing services                                   $ 165,443    $ 177,263    $ 130,746
   Professional employer services                        137,586      128,268      101,206
                                                       ----------   ---------    ----------
                                                         303,029      305,531      231,952
                                                       ----------   ----------   ----------
Cost of revenues:
   Direct payroll costs                                  235,265      236,307      176,686
   Payroll taxes and benefits                             25,550       27,226       20,414
   Workers' compensation (Note 6)                          8,670        9,075        6,641
   Safety incentives                                       1,520        1,509        1,532
                                                       ----------   ----------   ----------
                                                         271,005      274,117      205,273
                                                       ----------   ----------   ----------
Gross margin                                              32,024       31,414       26,679

Selling, general and administrative expenses              23,481       24,011       18,534
Merger expenses                                              750            -            -
Amortization of intangibles (Note 4)                       1,316        1,332          860
                                                       ----------   ----------   ----------
Income from operations                                     6,477        6,071        7,285
                                                       ----------   ----------   ----------
Other (expense) income:
   Interest expense                                         (173)        (247)        (122)
   Interest income                                           441          362          554
   Other, net                                                 (1)           1            -
                                                       ----------   ----------   ----------
                                                             267          116          432
                                                       ----------   ----------   ----------
Income before provision for income taxes                   6,744        6,187        7,717

Provision for income taxes (Note 12)                       2,923        2,342        2,749
                                                       ----------   ----------   ----------
Net income                                             $   3,821    $   3,845    $   4,968
                                                       ==========   ==========   ==========
Basic earnings per share                               $     .50    $     .50    $     .65
                                                       ==========   ==========   ==========
Weighted average number of basic shares outstanding        7,664        7,646        7,602
                                                       ==========   ==========   ==========
Diluted earnings per share                             $     .50    $     .49    $     .64
                                                       ==========   ==========   ==========
Weighted average number of diluted shares outstanding      7,711        7,780        7,823
                                                       ==========   ==========   ==========


   The accompanying notes are an integral part of these financial statements.

BARRETT BUSINESS SERVICES, INC.
STATEMENTS OF REDEEMABLE COMMON STOCK AND
NONREDEEMABLE STOCKHOLDERS' EQUITY
DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                        NONREDEEMABLE STOCKHOLDERS' EQUITY
                                                             --------------------------------------------------------
                                          REDEEMABLE
                                         COMMON STOCK          COMMON STOCK      ADDITIONAL
                                       -----------------      ----------------     PAID-IN     RETAINED
                                       SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     EARNINGS       TOTAL
                                       -------   -------     -------    -------  ----------    --------     --------
Balance, December 31, 1995                   -   $   -         7,436     $   75  $   10,482    $  9,582     $ 20,139

Common stock issued for acquisitions       159      2,825         20          -         380           -          380
Common stock issued on exercise
  of options, net                            -          -         54          -         112           -          112
Net income                                   -          -          -          -           -       4,968        4,968
Contributions of capital                     -          -         10          -          30           -           30
                                       -------    -------    -------     ------  ----------    --------     --------
Balance, December 31, 1996                 159      2,825      7,520         75      11,004      14,550       25,629

Common stock issued on exercise
  of options and warrants, net               -          -        118          1         756           -          757
Redemption of redeemable common
  stock                                   (159)    (2,825)         -          -           -           -            -
Net income                                   -          -          -          -           -       3,845        3,845
                                       -------    -------    -------    -------  ----------    --------     --------
Balance, December 31, 1997                   -          -      7,638         76      11,760      18,395       30,231

Common stock issued on exercise
  of options and warrants, net               -          -         38          1         168           -          169

Distribution to dissenting shareholder
  in connection with merger (Note 2)         -          -          -          -        (519)          -         (519)
Net income                                   -          -          -          -           -       3,821        3,821
                                       -------    -------    -------     ------  -----------   --------     --------
Balance, December 31, 1998                   -    $     -      7,676     $   77  $   11,409    $ 22,216     $ 33,702
                                       =======    =======    =======     ======  ==========    ========     ========

   The accompanying notes are an integral part of these financial statements.
                                      F-4

BARRETT BUSINESS SERVICES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


(in thousands)

                                                                    1998       1997       1996
                                                                 ---------- ----------  ---------
Cash flows from operating activities:
   Net income                                                    $  3,821   $  3,845    $ 4,968
   Reconciliations of net income to net cash provided
     by operating activities:
     Depreciation and amortization                                  1,785      1,765      1,189
     Deferred taxes                                                  (323)      (727)      (422)
     Changes in certain assets and liabilities, net of amounts
       purchased in acquisitions:
     Trade accounts receivable, net                                  (856)      (332)    (5,824)
       Prepaid expenses and other                                     128       (179)      (513)
       Income taxes payable                                           438          -          -
       Accounts payable                                              (188)        73        125
       Accrued payroll, payroll taxes and related benefits           (788)     2,180      1,903
       Other accrued liabilities                                      100       (316)       606
       Accrued workers' compensation claim liabilities                104        900        148
       Customer safety incentives payable                             100         58        239
       Customer deposits, other liabilities and other assets, net    (443)       (16)      (181)
       Other long-term liabilities                                    368         30          -
                                                                 ---------  ---------   --------
Net cash provided by operating activities                           4,246      7,281      2,238
                                                                 ---------  ---------   --------
Cash flows from investing activities:
   Cash paid for acquisitions, including other direct costs          (693)    (2,227)    (1,519)
   Purchase of property and equipment, net of amounts purchased
     in acquisitions                                               (1,077)    (1,497)    (1,390)
   Proceeds from maturities of marketable securities                5,532      5,343      7,025
   Purchase of marketable securities                               (5,441)    (5,731)    (8,051)
                                                                 ---------  ---------   --------
Net cash used in investing activities                              (1,679)    (4,112)    (3,935)
                                                                 ---------  ---------   --------
Cash flows from financing activities:
   Payment of credit line assumed in acquisition                        -       (401)         -
   Net (payments on) proceeds from credit-line borrowings            (887)       701       (188)
   Note receivable                                                      -        324          -
   Proceeds from issuance of long-term debt                             -        180        284
   Payments on long-term debt                                        (740)       (89)       (34)
   Distribution to dissenting shareholder                            (519)         -          -
   Redemption of common stock                                           -     (2,825)         -
   Contribution of capital                                              -          -         30
   Proceeds from the exercise of stock options and warrants           169        757        112
                                                                 ---------  ---------   --------
Net cash (used in) provided by financing activities                (1,977)    (1,353)       204
                                                                 ---------  ---------   --------
Net increase (decrease) in cash and cash equivalents                  590      1,816     (1,493)
Cash and cash equivalents, beginning of year                        3,439      1,623      3,116
                                                                 ---------  ---------   --------
Cash and cash equivalents, end of year                           $  4,029   $  3,439    $ 1,623
                                                                 =========  ========    ========
Supplemental schedule of noncash activities:
   Acquisition of other businesses:
     Cost of acquisitions in excess of fair market value of
       net assets acquired                                       $    683   $  3,160    $ 4,337
     Tangible assets acquired                                          10        674        494
     Liabilities assumed                                                -      1,607        107
     Common stock issued in connection with acquisitions                -          -      3,205


   The accompanying notes are an integral part of these financial statements.
                                      F-5

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS
     Barrett Business Services, Inc. ("Barrett" or "the Company"), a Maryland corporation, is engaged in providing staffing and professional employer services to a diversified group of customers through a network of branch offices throughout Oregon, Washington, Idaho, California, Arizona and Maryland. Approximately 46%, 49% and 61%, respectively, of the Company's revenues during 1998, 1997, and 1996 were attributable to its Oregon operations. On June 29, 1998, the Company merged with Western Industrial Management, Inc. and Catch 55, Inc. (collectively "WIMI"). The transaction was accounted for as a pooling-of-interests pursuant to Accounting Principles Board ("APB") Opinion No. 16 and, accordingly, the Company's financial statements have been restated for all prior periods to give effect to the merger, as more fully described in Note 2.

     REVENUE RECOGNITION
     The Company recognizes revenue as services are rendered by its work force. Staffing services are engaged by customers to meet short-term and long-term personnel needs. Professional employer services are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, renewable annually, which cover all employees at a particular work site.

     CASH AND CASH EQUIVALENTS
     The Company considers nonrestricted short-term investments, which are highly liquid, readily convertible into cash, and have original maturities of less than three months to be cash equivalents for purposes of the statements of cash flows.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS
     The Company had an allowance for doubtful accounts of $262,000 and $575,000 at December 31, 1998 and 1997, respectively.

     MARKETABLE SECURITIES
     At December 31, 1998 and 1997, marketable securities consisted primarily of governmental debt instruments with maturities generally from 90 days to 30 years (see Note 6). Marketable equity and debt securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of marketable securities are included in other (expense) income on the Company's statements of operations.

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

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INTANGIBLES (CONTINUED)
     The Company reviews for asset impairment at the end of each quarter or more frequently when events or changes in circumstances indicate that the carrying amount of intangible assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from the intangible assets. If the estimated net cash flows are less than the carrying amount of the intangible asset, the Company recognizes an impairment loss in an amount necessary to write down the intangible asset to a fair value as determined from expected future discounted cash flows. No write-down for impairment loss was recorded for the years ended December 31, 1998, 1997 and 1996.

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

     Depreciation   of  property  and  equipment  is  calculated   using  either
     straight-line or accelerated methods over estimated useful lives, which range from 3 years to 31.5 years.

     CUSTOMER SAFETY INCENTIVES PAYABLE
     Safety incentives are paid annually to professional employer services clients if the cost of workers' compensation claims is less than agreed upon amounts; amounts paid are based on a percentage of payroll. The Company accrues the amounts payable under this program on a monthly basis.

     CUSTOMER DEPOSITS
     The Company requires deposits from certain professional employer services customers to cover a portion of its accounts receivable due from such customers in the event of default of payment.

     STATEMENTS OF CASH FLOWS
     The Company has recorded the following non-cash transactions:

     Interest paid during 1998, 1997 and 1996 did not materially differ from interest expense.

     Income taxes paid by the Company in 1998, 1997 and 1996 totaled $2,623,000, $3,224,000 and $2,953,000, respectively.

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

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECLASSIFICATIONS
     Certain prior year amounts have been reclassified to conform with the 1998 presentation. Such reclassifications had no impact on net income or stockholders' equity.

     ACCOUNTING ESTIMATES
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.


2.   BUSINESS COMBINATIONS

     STAFFAMERICA, INC.
     On April 1, 1996, the Company acquired certain assets and the business of StaffAmerica, Inc., pursuant to a Plan and Agreement of Reorganization. StaffAmerica provided both temporary staffing and staff leasing services through its two offices located in Goleta and Oxnard, California. In 1995, StaffAmerica had revenues of approximately $6.7 million. In exchange for the StaffAmerica assets and business operations, the Company issued 157,464 shares of its common stock valued at $2,795,000, assumed a StaffAmerica liability of $50,000 for customer deposits, issued to each of the two owners of StaffAmerica 845 shares of Company common stock for their covenants not to compete, and incurred $102,000 in acquisition-related costs. The acquisition was accounted for under the purchase method of accounting, which resulted in $2,597,000 of intangible assets, a promissory note receivable of $324,000 from the seller, and $56,000 in fixed assets. The $324,000 promissory note was repaid to the Company during 1997.

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

     JOBWORKS AGENCY, INC.
     On April 8, 1996, the Company acquired certain assets and the business of JobWorks Agency, Inc. ("JobWorks") by way of a Plan and Agreement of Reorganization. JobWorks provided both temporary staffing and staff leasing services through its two offices located in Hood River and The Dalles, Oregon. JobWorks had revenues of approximately $1.2 million (unaudited) in 1995. The Company issued 20,446 shares of its common stock with a then-fair value of $380,000 for the assets and business of JobWorks, assumed a customer deposit liability of $2,000, and incurred $14,000 in acquisition-related costs. The Company paid $20,000 in cash for the selling shareholder's noncompete agreement. The acquisition was accounted for under the purchase method of accounting, which resulted in $324,000 of intangible assets, $72,000 in accounts receivable, and $20,000 in fixed assets.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

2.   BUSINESS COMBINATIONS (CONTINUED)

     CASCADE TECHNICAL STAFFING
     Effective August 26, 1996, the Company acquired certain assets of Cascade Technical Staffing ("Cascade"). Cascade provided technical and light industrial staffing services primarily in the electronics industry through its Beaverton, Oregon office. Cascade had revenues of approximately $3.5 million (unaudited) in 1995. The Company paid $550,000 in cash for the assets and incurred $6,000 in acquisition-related costs. The acquisition was accounted for under the purchase method of accounting, which resulted in $536,000 of intangible assets and $20,000 of fixed assets.

     CALIFORNIA EMPLOYER SERVICES, INC.
     Effective November 4, 1996, the Company purchased the staff leasing division of California Employer Services, Inc. ("CES"), an Orange County, California staffing services company. The CES division had revenues of approximately $10.5 million (unaudited) for the fiscal year ended September 30, 1996. The Company paid $624,000 in cash for the division, assumed a customer deposit liability of $36,000, and incurred $25,000 in acquisition-related costs. The transaction was accounted for under the purchase method of accounting, which resulted in $685,000 of intangible assets.

     PROFESSIONAL PERSONNEL, INC.
     Effective November 25, 1996, the Company purchased certain assets of Professional Personnel, Inc. ("PPI"), a provider of staff leasing services located in Downey, California. PPI had revenues of approximately $2.4 million (unaudited) for the year ended September 30, 1996. The Company paid $176,000 in cash for certain assets, assumed a customer deposit liability of $19,000, and incurred $2,000 in acquisition-related costs. The transaction was accounted for under the purchase method of accounting, which resulted in $195,000 of intangible assets and $2,000 of fixed assets.

     HR ONLY
     Effective February 1, 1997, the Company acquired D&L Personnel Department Specialists, Inc., dba HR Only, a staffing services company which specializes in human resource professionals, with offices in Los Angeles and Garden Grove, California. The Company paid $1,800,000 in cash for all of the outstanding common stock of HR Only and $1,200,000 in cash for noncompete agreements with certain individuals, of which $1,000,000 was deferred with simple interest at 5% per annum for five years and then to be paid ratably over the succeeding five-year period. The deferred portion of the noncompete agreement is presented on the balance sheet in other long-term liabilities. HR Only's revenues for the fiscal year ended January 31, 1997 were approximately $4.3 million (audited). The transaction was accounted for under the purchase method of accounting, which resulted in $3,027,000 of intangible assets, including $92,000 for acquisition-related costs, and $65,000 of net tangible assets.

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

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

2.   BUSINESS COMBINATIONS (CONTINUED)

     BOLT STAFFING
     On April 13, 1998,  the Company  acquired  certain  assets of BOLT Staffing
     Services, Inc., a provider of staffing services located in Pocatello, Idaho. BOLT Staffing had revenues of approximately $2.4 million (unaudited) for the year ended December 31, 1997. The Company paid $675,000 in cash for the assets, assumed a $6,000 office lease liability and incurred approximately $18,000 in acquisition related costs. The transaction was accounted for under the purchase method of accounting, which resulted in $683,000 of intangible assets and $10,000 of fixed assets.

     PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)
     The operating results of each of the above acquisitions are included in the Company's results of operations from the respective date of acquisition. The following unaudited summary presents the combined results of operations as if the HR Only and BOLT Staffing acquisitions had occurred at the beginning of 1997, after giving effect to certain adjustments for the amortization of intangible assets, taxation and cost of capital. The other acquisitions made since January 1, 1997 are not included in the pro forma information as their effect is not material.

       (in thousands, except per share amounts)
                                                     Year ended December 31,
                                                      1998            1997
                                                    ----------     ----------

       Revenue                                      $  303,829     $  308,289
                                                    ----------     ----------
       Net income                                   $    3,852     $    3,975
                                                    ----------     ----------
       Basic earnings per share                     $      .50     $      .52
                                                    ----------     ----------
       Diluted earnings per share                   $      .50     $      .51
                                                    ----------     ----------

     The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1997, or of results which may occur in the future.

     WESTERN INDUSTRIAL MANAGEMENT, INC.
     On June 29, 1998, the Company completed a merger with WIMI, whereby WIMI was merged directly with and into Barrett. The transaction qualified as a tax-free merger and has been accounted for as a pooling-of-interests. As a result of the merger, the former shareholders of WIMI received a total of 894,642 shares of the Company's common stock, which included 10,497 shares issued in exchange for real property consisting of an office condominium in which WIMI's main office is located. A dissenting WIMI shareholder received cash in the amount of $519,095, based on the value of $11.375 per share of Barrett's common stock. WIMI was a privately-held staffing services company headquartered in San Bernardino, California.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

2.   BUSINESS COMBINATIONS (CONTINUED)

     PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)
     Separate results of operations for the periods prior to the merger with the Company are as follows:

       (in thousands)
                                                 YEAR ENDED DECEMBER 31,
                                                  1997           1996
                                               -----------    -----------
       Revenues:
        Barrett                                $ 281,006      $  213,926
        WIMI                                      24,525          18,026
                                               ----------     -----------
       Combined                                $ 305,531      $  231,952
                                               ==========    ============

       Net income (loss):
        Barrett                                $   3,825      $    5,036
        WIMI                                          20             (68)
                                               ----------     -----------
       Combined                                $   3,845      $    4,968
                                               ==========     ===========

       Other changes in redeemable
        common stock and nonredeemable
        stockholders' equity:
         Barrett                               $  (2,068)     $    3,317
         WIMI                                          -              30
                                               ----------     -----------
       Combined                                $  (2,068)     $    3,347
                                               ==========     ===========

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

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments, marketable securities and trade accounts receivable. The Company restricts investment of temporary cash investments and marketable securities to financial institutions with high credit ratings and to investments in governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. At December 31, 1998, the Company had significant concentrations of credit risk as follows:

     - Marketable securities - $2,585,000 of marketable securities at December 31, 1998 consisted of Oregon State Housing & Community Service Bonds.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

3. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK (CONTINUED)

     - Trade receivables - $1,483,000 of trade receivables were with two customers at December 31, 1998 (7% of trade receivables outstanding at December 31, 1998).


4.   INTANGIBLES

     Intangibles consist of the following (in thousands):


                                                1998           1997
                                             ------------  ------------
       Covenants not to compete              $     3,484   $     3,469
       Goodwill                                   13,595        12,925
       Customer lists                                358           358
                                             ------------  ------------
                                                  17,437        16,752
       Less accumulated amortization               5,929         4,619
                                             ------------  ------------
                                             $    11,508   $    12,133
                                             ============  ============



5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                1998           1997
                                             ------------   -----------

       Office furniture and fixtures         $     3,032    $    2,899
       Computer hardware and software              2,225         1,820
       Buildings                                   1,463         1,441
       Vehicles                                       34            55
                                             ------------   -----------
                                                   6,754         6,215

       Less accumulated depreciation               1,878         1,949
                                             ------------   -----------
                                                   4,876         4,266

       Land                                          308           308
                                             ------------   -----------
                                             $     5,184    $    4,574
                                             ============   ===========

6.   ACCRUED WORKERS' COMPENSATION CLAIM LIABILITIES

     In August 1987, the Company became a self-insured employer with respect to workers' compensation coverage for all its employees working or living in Oregon. The Company also became a self-insured employer for workers' compensation coverage in the states of Maryland effective November 1993, Washington effective July 1994, Delaware effective January 1995 and
     California effective March 1995. Effective May 1995, the Company also became self-insured for workers' compensation purposes by the United States Department of Labor for longshore and harbor ("USL&H") workers' coverage.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

6.   ACCRUED WORKERS' COMPENSATION CLAIM LIABILITIES (CONTINUED)

     The Company has provided $3,958,000 and $3,772,000 at December 31, 1998 and 1997, respectively, as an estimated liability for unsettled workers' compensation claims. This estimated liability represents management's best estimate which includes, in part, an evaluation of information provided by the Company's third-party administrators and its independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operations as they become known. The Company believes that the difference between amounts recorded for its estimated liability and the possible range of costs of settling related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to results of operations.

     Liabilities incurred for work-related employee fatalities are recorded either at an agreed lump-sum settlement amount or the net present value of future fixed and determinable payments over the actuarially determined remaining life of the beneficiary, discounted at a rate that approximates a long-term, high-quality corporate bond rate. The Company has obtained excess workers' compensation insurance to limit its self-insurance exposure to $350,000 per occurrence in all states, except $500,000 per occurrence for USL&H exposure. The excess insurance provides unlimited coverage above the aforementioned exposures.

     At December 31, 1998, the Company's long-term workers' compensation claim liabilities in the accompanying balance sheet includes $714,000 for work-related catastrophic injuries and fatalities. The aggregate undiscounted pay-out amount of the catastrophic injuries and fatalities is $1,655,000. The actuarially determined pay-out periods to the beneficiaries ranges from eight years to 43 years. As a result, the five-year cash requirements related to these claims are immaterial.

     The workers' compensation expense in the accompanying statements of operations consists of $7,460,000, $8,099,000 and $5,799,000 for self-insurance expense for 1998, 1997 and 1996, respectively. Premiums for insured operations were $1,210,000, $976,000 and $842,000 for 1998, 1997 and 1996, respectively.

     The United States Department of Labor and the states of Oregon, Maryland, Washington, and California require the Company to maintain specified investment balances or other financial instruments, totaling $7,651,000 at December 31, 1998 and $7,698,000 at December 31, 1997, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 1998, the Company has provided letters of credit in the amount of $1,572,000 and surety bonds totaling $457,000. The investments are included in restricted marketable securities and workers' compensation deposits in the accompanying balance sheets.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

7.   CREDIT FACILITY

     Effective May 31, 1998, the Company renegotiated its loan agreement (the "Agreement") with a major bank, which provides for (a) an unsecured revolving credit facility for working capital purposes, (b) a term real estate loan (Note 8) and (c) standby letters of credit totaling $1,908,000, in connection with certain workers' compensation surety arrangements. The Agreement expires on May 31, 1999 and permits total borrowings of up to $4,000,000 under the revolving credit facility. The interest rates available on outstanding balances under the revolving credit facility include Prime Rate, Federal Funds Rate plus 1.75%, or Adjusted Eurodollar Rate plus 1.25%. Under the Agreement, the Company is required to maintain a zero outstanding balance against the revolving credit facility for a minimum of 30 consecutive days during each year. The pledging of any of the Company's assets, other than existing mortgages on its real property, is limited to a pro rata basis with any other lender.

     During the year ended December 31, 1998, the maximum balance outstanding under the revolving credit facility was $1,971,000, the average balance outstanding was $773,000, and the weighted average interest rate during the period was 7.3%. The weighted average interest rate during 1998 was calculated using daily weighted averages.

     The Company had an additional revolving credit facility. Total borrowings outstanding at December 31, 1997 were $887,0000. This credit facility was paid off in 1998.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


8.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                               1998        1997
                                                                                             --------    --------
                                                                                                (in thousands)
       Loan from shareholder, interest at 10% per annum paid in
         1998 (See Note 11)                                                                  $     -     $   122

       Mortgage  note  payable in  monthly  installments  of  $2,784,  including interest at 11% per annum through 1998, with a principal payment
         of $269,485 paid  in 1998, secured by land and building                                   -         273

       Mortgage  note  payable in  monthly  installments  of  $6,730,  including interest at 8.15% per annum through 2003, with a principal payment
         of $366,900 due in 2003, secured by land and building (Note 7)                          530         566

       Mortgage note payable, including interest at 10% per annum paid in
         1998, secured by land and building                                                        -         210

       Capitalized lease equipment with variable monthly installments, including interest at 11.5% per annum through 2000, secured by
         equipment                                                                                34          75

       Other                                                                                       -          58
                                                                                             --------    --------

                                                                                                 564       1,304

       Less portion due within one year                                                           61         731
                                                                                             --------    --------

                                                                                             $   503     $   573
                                                                                             ========    ========

       Maturities on long-term debt are summarized as follows at December 31, 1998 (in thousands):

       Year ending
       December 31,
       -----------
            1999                                               $    61
            2000                                                    53
            2001                                                    45
            2002                                                    49
            2003                                                   356
                                                               --------
                                                               $   564
                                                               ========

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

9.   SAVINGS PLAN

     On April 1, 1990, the Company established a Section 401(k) employee savings plan for the benefit of its eligible employees. All employees 21 years of age or older become eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive 12-month period following the initial date of employment. Employees covered under a co-employer ("PEO") contract receive credit for prior employment with the PEO client for purposes of meeting savings plan service eligibility. The determination of Company contributions to the plan, if any, is subject to the sole discretion of the Company. Participants' interests in Company contributions to the plan vest over a seven-year period. Company contributions to the plan were $104,000, $111,000 and $134,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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


10.  COMMITMENTS

     LEASE COMMITMENTS
     The Company leases its offices under operating lease agreements which require minimum annual payments as follows (in thousands):


           YEAR ENDING
           December 31,
           -----------
              1999                                                $   1,315
              2000                                                      725
              2001                                                      470
              2002                                                      228
              2003                                                      144
                                                                  ----------
                                                                  $   2,882
                                                                  ==========


     Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $1,369,000, $1,188,000 and $848,000, respectively.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

11.  RELATED PARTY TRANSACTIONS

     During 1997 and 1996, the Company recorded revenues of $4,047,000 and $4,086,000, respectively, and cost of revenues of $3,719,000 and $3,768,000, respectively, for providing services to a company of which a former director of the Company is president and majority stockholder. At December 31, 1997, Barrett had trade receivables from this company of $188,000.

     On December 31, 1997, the Company borrowed $122,100 from a shareholder. The note bore interest at 10% per annum and was repaid in full on June 29, 1998.


12.  INCOME TAXES

     The provisions for income taxes are as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                        1998           1997            1996
                                     ---------      ----------      ----------
      Current:
         Federal                     $  2,571       $   2,566       $   2,692
         State                            675             503             479
                                     ---------      ----------      ----------
                                        3,246           3,069           3,171
                                     ---------      ----------      ----------
       Deferred:
         Federal                         (255)           (600)           (348)
         State                            (68)           (127)            (74)
                                     ---------      ----------      ----------
                                         (323)           (727)           (422)
                                     ---------      ----------      ----------
       Total provision               $  2,923       $   2,342       $   2,749
                                     =========      ==========      ==========

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):


                                                            December 31,
                                                        1998            1997
                                                     ----------       ---------
       Current:
         Accrued workers' compensation
          claim liabilities                          $   1,232       $   1,223
         Allowance for doubtful accounts                   102             236
         Safety incentives                                 310             276
         Other accruals                                    213             160
                                                     ----------      ----------
                                                     $   1,857       $   1,895
                                                     ==========      ==========
       Noncurrent:
         Tax depreciation in excess
          of book depreciation                       $    (101)      $    (165)
         Accrued workers' compensation
           claim liabilities                               278             246
         Amortization of intangibles                       289             110
         Deferred compensation                              62               -
         Other                                              24               -
                                                     ----------      ----------
                                                     $     552       $     191
                                                     ==========      ==========

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

12.  INCOME TAXES (CONTINUED)

     The effective tax rate differed from the U.S. statutory federal tax rate due to the following:



                                                    YEAR ENDED DECEMBER 31,
                                                  1998       1997       1996
                                                -------     ------     -------
       Statutory federal tax rate                 34.0 %     34.0 %       34.0 %
       State taxes, net of federal benefit         6.1        3.5          3.5
       Nondeductible expenses                      3.4          -            -
       Nondeductible amortization of intangibles   2.5        1.3           .1
       Federal tax-exempt interest income         (1.0)      (1.0)        (1.4)
       Other, net                                 (1.7)        .1          (.6)
                                               --------    -------      -------
                                                  43.3 %     37.9 %       35.6 %
                                               ========    =======      =======

     During 1997, the Company recognized a State of Oregon tax credit of approximately $121,000 related to the 1996 tax year. During 1996, the Company recognized a State of Oregon surplus tax refund of approximately $145,000 related to tax years 1993 through 1995.


13.  STOCK INCENTIVE PLAN

     As of March 1, 1993, the Company adopted the 1993 Stock Incentive Plan (the "Plan") which provides for stock-based awards to Company employees, non-employee directors, and outside consultants or advisors. Effective May 14, 1997, the Company's stockholders approved an increase in the number of shares of common stock reserved for issuance under the Plan from 800,000 to 1,300,000. The number of options and the price per share have been restated to reflect the 2-for-1 stock split effective May 23, 1994.

     The options generally become exercisable in four equal annual installments beginning one year after the date of grant, and expire ten years after the date of grant. Under the terms of the Plan, the exercise price of incentive stock options must not be less than the fair market value of the Company's stock on the date of grant. Certain of the Company's zone and branch management employees have elected to receive a portion of their quarterly cash bonus in the form of nonqualified deferred compensation stock options. Such options are awarded at a sixty percent discount from the then fair market value of the Company's stock and are fully vested and immediately exercisable upon grant. The amount of the grantee's deferred compensation (discount from fair market value) is subject to market risk. During 1998, the Company awarded deferred compensation stock options for 51,417 shares at an average exercise price of $4.26 per share.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

13.  STOCK INCENTIVE PLAN (CONTINUED)

     A summary of the status of the Company's stock option plan at December 31, 1998, 1997 and 1996, together with changes during the periods then ended, are presented below.

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                      OPTIONS          PRICE
                                                    -------------  -------------

       Outstanding at December 31, 1995                  496,625    $    10.78

       Options granted at market price                   137,498         16.63
       Options exercised                                 (83,625)         6.77
       Options canceled or expired                       (58,500)        17.70
                                                    -------------

       Outstanding at December 31, 1996                  491,998         12.27

       Options granted at market price                   219,871         14.54
       Options exercised                                 (77,375)         9.46
       Options canceled or expired                       (39,375)        13.87
                                                    -------------

       Outstanding at December 31, 1997                  595,119         13.50

       Options granted at market price                   217,601         10.91
       Options granted below market price                 51,417          4.26
       Options exercised                                  (7,250)         5.91
       Options canceled or expired                       (71,592)        14.50
                                                    -------------

       Outstanding at December 31, 1998                  785,295         12.15
                                                    =============

       Available for grant at December 31, 1998          306,330
                                                    =============


     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for its stock option grants. If compensation expense for the Company's stock-based compensation plan had been determined based on the fair market value at the grant date for awards under the Plan, consistent with the method of Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                               1998      1997      1996
                                             --------  --------  --------
     (in thousands, except per share amounts)

     Net income, as reported                 $ 3,821   $ 3,845   $ 4,968
     Net income, pro forma                     3,117     3,364     4,596

     Basic earnings per share, as reported       .50       .50       .65
     Basic earnings per share, pro forma         .41       .43       .59

     Diluted earnings per share, as reported     .50       .49       .64
     Diluted earnings per share, pro forma       .41       .42       .58

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

13.  STOCK INCENTIVE PLAN (CONTINUED)

     The effects of applying SFAS No. 123 for providing pro forma disclosures for 1998, 1997 and 1996 are not likely to be representative of the effects on reported net income for future years, because options vest over several years and additional awards generally are made each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:


                                               1998         1997         1996
                                            -----------  -----------  ----------
       Expected volatility                         43%          42%          41%
       Risk free rate of return                  5.50%        6.25%        6.10%
       Expected dividend yield                      0%           0%           0%
       Expected life (years)                       8.0          7.5          7.0

     Total fair value of options granted at market price was computed to be $1,364,155, $1,809,662 and $1,227,834 for the years ended December 31,
     1998, 1997 and 1996, respectively. Total fair value of options granted at 60% below market price was computed to be $422,743 for the year ended December 31, 1998. In accordance with APB No. 25, the Company recognized compensation expense of $212,941 in connection with the issuance of these discounted options. The weighted average value of options granted in 1998, 1997 and 1996 was $6.64, $8.23 and $8.93, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1998:



                                    OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
         --------------------------------------------------------------------------  -----------------------------
                                                                       Weighted
                                                                       average        Exercisable      Weighted
                 Exercise                             Weighted        remaining           at           average
                  price                Number          average       contractual      December 31,     exercise
                  range               of shares         price            life            1998           price
         -------------------------  --------------  --------------  ---------------  --------------  -------------
         $     3.39 -        5.23          79,917         $  3.99              7.6          55,831     $   3.81
               8.75 -        9.50          64,000            9.42              5.2          64,000         9.42

              10.13 -       12.50         284,954           11.10              8.9          52,360        11.52
              13.37 -       14.88         161,500           14.40              7.6          76,625        14.41
              15.00 -       18.00         194,924           16.08              7.2         114,479        15.97

     At December  31,  1998,  1997 and 1996,  363,295,  211,958 and 126,500 were exercisable at weighted average exercise prices of $11.97, $12.02 and $10.80, respectively.


14.  LITIGATION

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


       (in thousands, except per share amounts)
                                                          FIRST          SECOND          THIRD          FOURTH
                                                         QUARTER        QUARTER         QUARTER        QUARTER
                                                       -------------  -------------  --------------  -------------
       Year ended December 31, 1996

         Revenues                                         $  46,502      $  55,902       $  64,694      $  64,854
         Cost of revenues                                    40,987         49,146          57,438         57,702
         Net income                                             816          1,287           1,639          1,226
         Basic earnings per share                               .11            .17             .21            .16
         Diluted earnings per share                             .11            .16             .21            .16
         Common stock market prices:
           High                                               20.75          20.00           22.25          17.50
           Low                                                14.50          16.25           14.00          13.50

       Year ended December 31, 1997
         Revenues                                         $  67,011      $  75,660       $  85,995      $  76,865
         Cost of revenues                                    60,296         67,686          77,258         68,877
         Net income                                             823          1,254             976            792
         Basic earnings per share                               .11            .16             .13            .10
         Diluted earnings per share                             .10            .16             .13            .10
         Common stock market prices:
           High                                               19.00          15.00           17.50          17.25
           Low                                                12.75          11.50           13.63          11.00

       Year ended December 31, 1998
         Revenues                                         $  69,241      $  76,651       $  81,969      $  75,168
         Cost of revenues                                    62,467         68,524          73,002         67,012
         Net income                                             387            600           1,599          1,235
         Basic earnings per share                               .05            .08             .21            .16
         Diluted earnings per share                             .05            .08             .21            .16
         Common stock market prices:
           High                                               12.00          13.38           10.88           9.38
           Low                                                10.25           9.13            7.88           6.00


16.  SUBSEQUENT EVENTS

     Subsequent to year end, effective January 1, 1999, the Company acquired all of the outstanding common stock of Temporary Staffing Systems, Inc. ("TSS"), a staffing services company with eight branch offices in North Carolina and one in South Carolina. The Company paid $2,000,000 in cash and issued a note payable for $950,000 due January 31, 2000, payment of which is contingent upon a minimum equity requirement for 1998 and certain financial performance criteria for 1999. The Company also paid $50,000 in cash for a noncompete agreement with the selling shareholder. TSS's revenues for the fiscal year ended March 29, 1998 were approximately $12.9 million (audited).

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

16.  SUBSEQUENT EVENTS (CONTINUED)

     Subsequent to year end, effective February 8, 1999, the Company negotiated an amendment to the loan agreement with its principal bank to increase the availability under the unsecured revolving credit facility by $2.0 million. All other terms and conditions of the loan agreement were unchanged.

     Subsequent to year end, effective February 15, 1999, the Company acquired certain assets of TPM Staffing Services, Inc. ("TPM"), a staffing services company with three offices in southern California - Lake Forest, Santa Ana, and Anaheim. The Company paid $1,200,000 in cash for the assets of TPM and the selling shareholder's noncompete agreement, of which $240,000 will be deferred for six months. TPM's revenues for the year ended December 31, 1998 were approximately $5.7 million (unaudited).

                                  EXHIBIT INDEX



2 Acquisition and Merger Agreement dated June 29, 1998, among the registrant, Western Industrial Management, Inc., Catch 55, Inc., and the other parties listed therein. Incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K filed July 13, 1998.

3.1      Charter of the  registrant,  as amended.  Incorporated  by reference to
         Exhibit 3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

3.2      Bylaws of the  registrant,  as amended.  Incorporated  by  reference to
         Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

4.1 Loan Agreement between the registrant and Wells Fargo Bank, N.A., dated May 31, 1998. Incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

4.2 Amendment, dated February 8, 1999, to Loan Agreement between the registrant and Wells Fargo Bank, N.A., dated May 31, 1998.

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

10.3 Deferred Compensation Plan for Management Employees of the registrant. Incorporated by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

10.4 Employment Agreement between the registrant and Michael D. Mulholland, dated January 26, 1999.

11       Statement of calculation of Basic and Diluted shares outstanding.

23       Consent of PricewaterhouseCoopers LLP, independent accountants.

24       Power of attorney of certain  officers and  directors.

27       Financial Data Schedule, fiscal year end 1998.