Form 10-Q
period 1999-03-31
BARRETT BUSINESS SERVICES INC
filed 1999-05-17
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

                  Yes [ X ]                 No [   ]

Number of shares of Common Stock, $.01 par value, outstanding at April 30, 1999 was 7,573,289 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

                                                                           Page

Part I - Financial Information

     Item 1.     Financial Statements

                 Balance Sheets - March 31, 1999 and
                 December 31, 1998...........................................3

                 Statements of Operations - Three Months
                 Ended March 31, 1999 and 1998...............................4

                 Statements of Cash Flows - Three Months
                 Ended March 31, 1999 and 1998...............................5

                 Notes to Financial Statements...............................6

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.................................................10

Part II - Other Information

     Item 6.     Exhibits and Reports on Form 8-K...........................18

Signatures       ...........................................................19

Exhibit Index    ...........................................................20

                         PART I - Financial Information

Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                        (In thousands, except par value)

                                                   March 31,        December 31,
                                                     1999              1998
                                                   ---------         ----------
         Assets

Current assets:
   Cash and cash equivalents                        $ 1,713            $ 4,029
   Trade accounts receivable, net                    23,579             21,907
   Prepaid expenses and other                         1,627              1,103
   Deferred tax assets (Note 3)                       1,841              1,857
                                                     ------              -----
     Total current assets                            28,760             28,896
Intangibles, net                                     14,968             11,508
Property and equipment, net                           5,532              5,184
Restricted marketable securities and
 workers' compensation deposits                       6,184              6,004
Deferred tax assets (Note 3)                            697                552
Other assets                                            964                626
                                                     ------             ------
                                                    $57,105            $52,770
                                                     ======             ======

     Liabilities and Stockholders' Equity

Current liabilities:
   Note payable                                       $ 240                $ -
   Current portion of long-term debt                    115                 61
   Income taxes payable (Note 3)                        488                438
   Accounts payable                                   1,156                948
   Accrued payroll, payroll taxes and
    related benefits                                 13,249              9,246
   Accrued workers' compensation claim
    liabilities                                       2,903              3,244
   Customer safety incentives payable                 1,113              1,173
   Other accrued liabilities                            361                514
                                                     ------             ------
     Total current liabilities                       19,625             15,624
Long-term debt, net of current portion                  541                503
Customer deposits                                       805                829
Long-term workers' compensation liabilities             710                714
Other long-term liabilities                           1,579              1,398
                                                     ------             ------
                                                     23,260             19,068
                                                     ------             ------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500 shares
    authorized, 7,596 and 7,676 shares issued
    and outstanding, respectively                        76                 77
   Additional paid-in capital                        10,813             11,409
   Retained earnings                                 22,956             22,216
                                                     ------             ------
                                                     33,845             33,702
                                                     ------             ------
                                                    $57,105            $52,770
                                                     ======             ======


         The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------

                                                            1999          1998
                                                            ----          ----
Revenues:
     Staffing services                                   $ 37,229      $ 40,304
     Professional employer services                        33,786        28,937
                                                           ------        ------
                                                           71,015        69,241
                                                           ------        ------
Cost of revenues:
     Direct payroll costs                                  55,163        53,667
     Payroll taxes and benefits                             6,251         6,440
     Workers' compensation                                  1,969         1,996
     Safety incentives                                        317           364
                                                           ------        ------
                                                           63,700        62,467
                                                           ------        ------

Gross margin                                                7,315         6,774

Selling, general and administrative
 expenses                                                   5,710         5,816
Amortization of intangibles                                   374           353
                                                           ------         -----

Income from operations                                      1,231           605

Other income (expense):
     Interest expense                                         (24)          (57)
     Interest income                                           95           125
     Other, net                                                 1             1
                                                           ------         -----
                                                               72            69
                                                           ------         -----

Income before provision for income taxes                    1,303           674
Provision for income taxes (Note 3)                           563           287
                                                           ------         -----

Net income                                               $    740      $    387
                                                           ======        ======

Basic earnings per share                                 $    .10      $    .05
                                                           ======        ======

Weighted average number of basic
 shares outstanding                                         7,666         7,639
                                                           ======        ======

Diluted earnings per share                               $    .10      $    .05
                                                           ======        ======

Weighted average number of diluted
 shares outstanding                                         7,707         7,693
                                                           ======        ======






         The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                              -----------------

                                                              1999        1998
                                                              ----        ----
Cash flows from operating activities:
     Net income                                             $  740       $  387
     Reconciliation of net income to cash from operations:
         Depreciation and amortization                         511          467
     Changes in certain assets and liabilities,
      net of acquisitions:
         Trade accounts receivable, net                       (728)      (1,164)
         Prepaid expenses and other                           (465)        (524)
         Deferred tax assets                                   (21)         (76)
         Accounts payable                                       61           12
         Accrued payroll, payroll taxes and related
          benefits                                           3,842        1,176
         Accrued workers' compensation claims
          liabilities                                         (341)         (46)
         Customer safety incentives payable                    (60)          (3)
         Income taxes payable                                   50          119
         Other accrued liabilities                            (357)          64
         Customer deposits and long-term workers'
          compensation liabilities and other assets           (344)        (160)
         Other long-term liabilities                           181           82
                                                             ------       -----
     Net cash provided by operating activities               3,069          334
                                                             -----        -----

Cash flows from investing activities:
         Cash paid for acquisitions, including other
          direct costs                                      (3,316)           -
         Purchases of fixed assets, net of amounts
          purchased in acquisitions                           (359)        (349)
         Proceeds from maturities of marketable securities     364        2,839
         Purchases of marketable securities, net of amounts
          acquired in acquisitions                            (523)      (2,757)
                                                            ------       ------
     Net cash used in investing activities                  (3,834)        (267)
                                                            ------       ------

Cash flows from financing activities:
         Payment of credit line assumed in acquisition      (1,113)           -
         Payment of note payable assumed in acquisition        (55)           -
         Net payments on credit-line borrowings                  -         (116)
         Proceeds from issuance of note payable                240            -
         Proceeds from issuance of long-term debt                -           62
         Payments on long-term debt                            (26)         (22)
         Repurchase of common stock                           (554)           -
         Payment to shareholder                                (57)           -
         Proceeds from exercise of stock
          options and warrants                                  14           25
                                                            ------        -----
     Net cash used in financing activities                  (1,551)         (51)
                                                            ------        -----

Net (decrease) increase in cash and cash equivalents        (2,316)          16

Cash and cash equivalents, beginning of period               4,029        3,439
                                                            ------       ------

Cash and cash equivalents, end of period                  $  1,713     $  3,455
                                                            ======       ======

Supplemental schedule of noncash activities:
     Acquisition of other businesses:
         Cost of acquisitions in excess of fair market
          value of net assets acquired                    $  3,834     $      -
         Tangible assets acquired                            1,280            -
         Liabilities issued or assumed                       1,798            -

         The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                          Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS:

         On June 29, 1998, Barrett Business Services, Inc. (the "Company") completed its merger with Western Industrial Management, Inc., and with a related company, Catch 55, Inc., (together, "WIMI"). The transaction was accounted for as a pooling-of-interests pursuant to Accounting Principles Board Opinion No. 16 and, accordingly, the Company's financial statements have been restated for all prior periods to give effect to the merger. The accompanying financial statements are unaudited and have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K at pages F1-F22. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

         Certain prior year amounts have been reclassified to conform with the 1999 presentation. Such reclassifications had no impact on gross margin, net income or stockholders' equity.

NOTE 2 - ACQUISITIONS:

         Effective January 1, 1999, the Company acquired all of the outstanding common stock of Temporary Staffing Systems, Inc. ("TSS"), a staffing services company with eight branch offices in North Carolina and one in South Carolina. The Company paid $2,000,000 in cash and issued a note payable for $950,000 due January 31, 2000, payment of which is contingent upon a minimum equity requirement for 1998 and certain financial performance criteria for 1999. The Company also paid $50,000 in cash for a noncompete agreement with the selling shareholder. TSS's revenues for the fiscal year ended March 29, 1998 were approximately $12.9 million (audited). The transaction, subject to the resolution of the above contingencies, has been accounted for under the purchase method of accounting. The effect of this transaction resulted in the recording of $1,255,000 of tangible assets, $393,000 of existing intangible assets, the assumption of $1,798,000 of liabilities and, to date, the recognition of an additional $2,251,000 of intangible assets, which includes $60,000 for acquisition-related costs.

         Effective February 15, 1999, the Company acquired certain assets of TPM Staffing Services, Inc. ("TPM"), a staffing services company with three offices in southern California - Lake Forest, Santa Ana and Anaheim. The Company paid $1,200,000 in cash for the assets of TPM and the selling shareholder's noncompete agreement, of which $240,000 will be deferred for six months. TPM's revenues for the year ended December 31, 1998 were approximately $5.7 million (unaudited). The transaction was accounted for under the purchase method of accounting, which resulted in $1,190,000 of intangible assets, including $15,000 for acquisition-related costs, and $25,000 of fixed assets.

NOTE 3 - PROVISION FOR INCOME TAXES:

         Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                              March 31, 1999  December 31, 1998
                                              --------------  -----------------
Current:
    Accrued workers' compensation claims
     liabilities                                  $1,100           $1,232
    Allowance for doubtful accounts                   86              102
    Safety incentives                                440              310
    Other accruals                                   215              213
                                                   -----            -----
                                                  $1,841           $1,857
                                                   =====            =====

Noncurrent:
    Tax depreciation in excess of book
     depreciation                                    (95)          $ (101)
    Accrued workers' compensation claims
     liabilities                                     276              278
    Book amortization of intangibles in excess
     of tax amortization                             318              289
    Deferred compensation                             62               62
    NOL carryforward                                 108                -
    Other                                             28               24
                                                    ----             ----
                                                  $  697           $  552
                                                    ====             ====

         The provision for income taxes for the three months ended March 31, 1999 and 1998, is as follows (in thousands):

                                              Three Months        Three Months
                                                 Ended                Ended
                                            March 31, 1999        March 31, 1998
                                            --------------        --------------

Current:
     Federal                                      $ 542             $ 293
     State                                          150                70
                                                   ----              ----
                                                    692               363
                                                   ----              ----
Deferred:
     Federal                                       (103)              (67)
     State                                          (26)               (9)
                                                   ----              ----
                                                   (129)              (76)
                                                   ----              ----

Provision for income taxes                        $ 563             $ 287
                                                   ====              ====


NOTE 4 - STOCK INCENTIVE PLAN:

         In 1993, the Company adopted a stock incentive plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,300,000.

         The following table summarizes options granted under the Plan in 1999:

Outstanding at December 31, 1998        785,295          $   3.39 to     $18.00

Options granted                         134,144          $   3.57 to      $8.94
Options exercised                        (4,000)         $   3.50
Options canceled or expired                   -
                                        -------
Outstanding at March 31, 1999           915,439          $   3.39 to     $18.00
                                        =======

Exercisable at March 31, 1999           404,120
                                        =======

Available for grant at
     March 31, 1999                     172,186
                                        =======

         The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.

         Certain of the Company's zone and branch management employees had previously elected to receive a portion of their quarterly cash bonus in the form of nonqualified deferred compensation stock options. Such options are awarded at a sixty percent discount from the then-fair market value of the Company's stock and are fully vested and immediately exerciseable upon grant. The amount of the grantee's deferred compensation (discount from fair market value) is subject to market risk. During the first quarter of 1999, the Company awarded deferred compensation stock options for 11,473 shares at an exercise price of $3.575 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         As more fully described above in Note 1 to the Company's financial statements, the financial statements have been restated for all prior periods to give effect to the merger with WIMI. The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three months ended March 31, 1999 and 1998.

                                                           Percentage of
                                                           Total Revenues
                                                         Three Months Ended
                                                              March 31,
                                                         ------------------

                                                        1999              1998
                                                       ------            ------
Revenues:
     Staffing services                                  52.4%             58.2%
     Professional employer services                     47.6              41.8
                                                       -----             -----
         Total revenues                                100.0             100.0
                                                       -----             -----

Cost of revenues:
     Direct payroll costs                               77.7              77.5
     Payroll taxes and benefits                          8.8               9.3
     Workers' compensation                               2.8               2.9
     Safety incentives                                   0.4               0.5
                                                       -----             -----
          Total cost of revenues                        89.7              90.2
                                                       -----             -----

Gross margin                                            10.3               9.8
Selling, general and administrative
 expenses                                                8.1               8.4
Amortization of intangibles                              0.5               0.5
                                                       -----             -----
Income from operations                                   1.7               0.9
Other income (expense)                                   0.1               0.1
                                                       -----             -----
Pretax income                                            1.8               1.0
Provision for income taxes                               0.8               0.4
                                                       -----             -----
Net income                                               1.0%              0.6%
                                                       =====             =====


                   Three months ended March 31, 1999 and 1998

         Net income for the first quarter of 1999 was $740,000, an increase of $353,000, or 91.2% over the same period in 1998. The increase in net income for 1999 was attributable to a higher gross margin percent owing primarily to lower payroll taxes and benefits, expressed as a percentage of revenues, coupled with lower selling, general and administrative expenses both in terms of a percentage of revenues and total dollars. Basic and diluted earnings per share for the first quarter of 1999 were $.10, as compared to $.05 for both basic and diluted earnings per share for the first quarter of 1998.

         Revenues for the first quarter of 1999 totaled approximately $71.0 million, an increase of approximately $1.8 million or 2.6% over the first quarter of 1998. The quarter-over-quarter internal growth rate of revenues was a decline of 1.9%. The percentage increase in total revenues exceeded the internal growth rate of revenues primarily due to the BOLT Staffing acquisition effective April 13, 1998, the TSS acquisition effective January 1, 1999 and the TPM acquisition effective February 15, 1999.

         Professional employer (PEO) services revenue increased approximately $4.9 million or 16.8%, while staffing services revenue decreased approximately $3.1 million or 7.6%, which resulted in an increase in the share of professional employer (PEO) services from 41.8% of total revenues for the first quarter of 1998 to 47.6% for the first quarter of 1999. The share of staffing services had a corresponding decrease from 58.2% of total revenues for the first quarter of 1998 to 52.4% for the first quarter of 1999.

         The decrease in staffing services revenue for the first quarter of 1999 compared to the 1998 first quarter was primarily attributable to a moderation in the demand for the Company's services by a limited number of large contract staffing customers that were affected by various economic conditions.

         Gross margin for the first quarter of 1999 totaled approximately $7.3 million, which represented an increase of $541,000 or 8.0% over the first quarter of 1998. The gross margin percent increased from 9.8% of revenues for the first quarter of 1998 to 10.3% for the first quarter of 1999. The increase in the gross margin percentage was due to lower payroll taxes and benefits, combined with slightly lower workers' compensation expense and safety incentives, offset in part by slightly higher direct payroll costs. The decrease in payroll taxes and benefits, both in terms of total dollars and as a percentage of revenues for the first quarter of 1999, was primarily attributable to lower state unemployment tax rates in various states in which the Company does business.

         Workers' compensation expense for the first quarter of 1999 totaled $1,969,000 or 2.8% of revenues, which compares to $1,996,000 or 2.9% of revenues for the same period in 1998. The small decrease in workers' compensation expense for the 1999 first quarter was generally attributable to a lower incidence of injuries in 1999 compared to the same period in 1998.

         Selling, general and administrative ("SG&A") expenses for the 1999 first quarter amounted to approximately $5.7 million, a decrease of $106,000 or 1.8% from the comparable period in 1998. SG&A expenses, expressed as a percentage of revenues, decreased from 8.4% for the first quarter of 1998 to 8.1% for the first quarter of 1999. The small decrease in total dollars from 1998 was primarily attributable to lower branch profit sharing and related taxes. During the first quarter of 1998, management implemented specific performance criteria for all branches to align operating expenses more closely with growth in gross margin dollars rather than growth in revenues. Total SG&A expenses for the first quarter of 1999 represented the third consecutive quarter of reduced expenses from the preceding quarter, and the lowest total since the second quarter of 1997.

         Amortization of intangibles totaled $374,000 or .5% of revenues for the first quarter of 1999, which compares to $353,000 or .5% of revenues for the same period in 1998. The increased amortization expense was primarily due to amortization from the BOLT Staffing, TSS and TPM acquisitions which were consummated after March 1998.

         The Company offers various qualified employee benefit plans to its employees, including its worksite employees. These qualified employee benefit plans include a savings plan (the "401(k) plan") under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, qualified employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act ("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees. In the event the tax exempt status of the Company's benefit plans were to be discontinued and the benefit plans were to be disqualified, such actions could have a material adverse effect on the Company's business, financial condition and results of operations. Reference is made to pages 19-20 of the Company's 1998 Annual Report on Form 10-K for a more detailed discussion of this issue.

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

Liquidity and Capital Resources

         The Company's cash position of $1,713,000 at March 31, 1999 decreased by $2,316,000 from December 31, 1998, which compares to an increase of $16,000 for the comparable period in 1998. The decrease in cash at March 31, 1999 as compared to December 31, 1998, was primarily attributable to cash used in connection with two acquisitions and the repayment of credit-line borrowings assumed in the TSS acquisition, partially offset by cash provided by operating activities.

         Net cash provided by operating activities for the three months ended March 31, 1999 amounted to $3,069,000, as compared to $334,000 for the comparable 1998 period. For the 1999 period, cash flow generated by net income, together with an increase of $3,842,000 in accrued payroll and benefits, was offset in part by a $728,000 increase in trade accounts receivable.

         Net cash used in investing activities totaled $3,834,000 for the three months ended March 31, 1999, as compared to $267,000 for the similar 1998 period. For the 1999 period, the principal use of cash for investing activities was for the acquisitions of TSS and TPM. The Company presently has no material long-term capital commitments.

         Net cash used in financing activities for the three-month period ended March 31, 1999 was $1,551,000, which compared to $51,000 net cash used in financing activities for the similar 1998 period. For the 1999 period, the principal use of cash for financing activities was for repayment of the credit-line assumed in the TSS acquisition, coupled with cash used for repurchasing common stock of the Company.

         The Company's business strategy continues to focus on growth through the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas, together with the expansion of operations at existing offices. As disclosed in Note 2 to the financial statements included herein, the Company acquired all of the outstanding common stock of Temporary Staffing Systems, Inc., a staffing services company headquartered in North Carolina, effective January 1, 1999, for $2,050,000 in cash and issued a contingent note payable for $950,000. Also as disclosed in
Note 2 herein, on February 15, 1999, the Company purchased certain assets of TPM Staffing Services, Inc., a staffing services company located in southern California, for $1,200,000 in cash, of which $240,000 will be deferred fo`r six months. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated.

         The Company negotiated an amendment to its loan agreement with its principal bank, effective February 8, 1999, to increase the revolving credit facility by $2.0 million, from $5.65 million to $7.65 million. This facility, which expires May 31, 1999, includes a subfeature for letters of credit, as to which approximately $1.9 million was outstanding as of March 31, 1999. There was no outstanding balance on the revolving credit facility at March 31, 1999. As such, the Company had approximately $5.7 million of unused availability on its line of credit on March 31, 1999. Management expects that the renewal of such credit facility will be in an amount and on such terms and conditions as will be not less favorable than the current credit arrangement. Management believes that the credit facility and other potential sources of financing, together with anticipated funds generated from operations, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

         On February 26, 1999, the Company's board of directors authorized a stock repurchase program to purchase up to 250,000 common shares from time to time in open market purchases. During the first quarter of 1999, the Company repurchased 80,500 shares at an aggregate price of $554,000. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances.

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

         As the Company has previously reported, management initiated a project in mid-1997 to convert its information systems to new technologies which are expected to enable the Company to more effectively accommodate its anticipated growth. This upgrade is anticipated to be completed in mid-1999 and is expected to alleviate the Year 2000 issue for such mission-critical applications as payroll processing and financial reporting systems. The Company has incurred capital expenditures of $2.3 million through March 31, 1999, for this project and expects to incur another $0.4 million prior to completion. The remaining mission-critical application is a branch-level legacy system which is expected to require only minor reprogramming by the Company's internal staff during the first half of 1999 at no incremental cost to the Company.

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

     (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BARRETT BUSINESS SERVICES, INC.
                                               (Registrant)






Date:  May 13, 1999                            By: /s/Michael D. Mulholland
                                                   ------------------------
                                                   Michael D. Mulholland
                                                   Vice President-Finance
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit

11   Statement of Calculation of Basic and Diluted Shares Outstanding

27   Financial Data Schedule