Form 10-Q
period 1999-06-30
BARRETT BUSINESS SERVICES INC
filed 1999-08-16
CIK 902791

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                           --------------

                              FORM 10-Q

                           --------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13
           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1999

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

           Yes [ X ]      No [   ]

Number of shares of Common Stock, $.01 par value outstanding at July 30, 1999 was 7,576,898 shares.

                   BARRETT BUSINESS SERVICES, INC.

                                INDEX

                                                                 Page
                                                                 ----

Part I - Financial Information

      Item 1.   Financial Statements

                Balance Sheets - June 30, 1999 and
                December 31, 1998.................................3

                Statements of Operations - Three Months
                Ended June 30, 1999 and 1998......................4

                Statements of Operations - Six Months
                Ended June 30, 1999 and 1998......................5

                Statements of Cash Flows - Six Months
                Ended June 30, 1999 and 1998......................6

                Notes to Financial Statements.....................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.......................................11

      Item 3.   Quantitative and Qualitative Disclosure
                About Market Risk................................18

Part II - Other Information

      Item 4.   Submission of Matters to a Vote of Security
                Holders..........................................19

      Item 6.   Exhibits and Reports on Form 8-K.................20

Signatures      .................................................21


Exhibit Index   .................................................22

                         PART I - Financial Information

Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                        (In thousands, except par value)

                                            June 30,    December 31,
                                              1999          1998
                                            --------    ------------
      Assets

Current assets:
   Cash and cash equivalents                 $   945       $ 4,029
   Trade accounts receivable, net             30,145        21,907
   Prepaid expenses and other                  1,694         1,103
   Deferred tax assets (Note 3)                1,761         1,857
                                              ------        ------
     Total current assets                     34,545        28,896
Intangibles, net                              23,116        11,508
Property and equipment, net                    6,132         5,184
Restricted marketable securities
 and workers' compensation deposits            6,364         6,004
Deferred tax assets (Note 3)                     716           552
Other assets                                   1,076           626
                                              ------        ------
                                             $71,949       $52,770
                                              ======        ======

      Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                             $ 1,105       $     -
   Current portion of long-term debt           2,782            61
   Line of credit payable                      2,541             -
   Income taxes payable (Note 3)                   -           438
   Accounts payable                            1,706           948
   Accrued payroll, payroll taxes
    and related benefits                      15,744         9,246
   Accrued workers' compensation claims
    liabilities                                2,769         3,244
   Customer safety incentives payable          1,112         1,173
   Other accrued liabilities                     447           514
                                              ------        ------
      Total current liabilities               28,206        15,624
Long-term debt, net of current portion         5,632           503
Customer deposits                                798           829
Long-term workers' compensation liabilities      706           714
Other long-term liabilities                    1,691         1,398
                                              ------        ------
                                              37,033        19,068
                                              ------        ------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500
    shares authorized, 7,581 and 7,676
    shares issued and outstanding,
    respectively                                  76            77
   Additional paid-in capital                 10,668        11,409
   Retained earnings                          24,172        22,216
                                              ------        ------
                                              34,916        33,702
                                              ------        ------
                                             $71,949       $52,770
                                              ======        ======

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                  Three Months Ended
                                                        June 30,
                                                 -------------------
                                                  1999         1998
                                                 ------       ------
Revenues:
   Staffing services                            $46,185      $42,786
   Professional employer services                38,522       33,865
                                                 ------       ------
                                                 84,707       76,651
                                                 ------       ------
Cost of revenues:
   Direct payroll costs                          65,575       59,348
   Payroll taxes and benefits                     7,142        6,629
   Workers' compensation                          2,445        2,211
   Safety incentives                                403          336
                                                 ------       ------
                                                 75,565       68,524
                                                 ------       ------

Gross margin                                      9,142        8,127

Selling, general and administrative expenses      6,551        6,035
Merger expenses                                       -          750
Amortization of intangibles                         434          329
                                                 ------       ------

Income from operations                            2,157        1,013

Other income (expense):
   Interest expense                                (105)         (60)
   Interest income                                   89          100
   Other, net                                         1            1
                                                 ------       ------
                                                    (15)          41
                                                 ------       ------

Income before provision for income taxes          2,142        1,054
Provision for income taxes (Note 3)                 926          454
                                                 ------       ------

Net income                                      $ 1,216      $   600
                                                 ======       ======

Basic earnings per share                        $   .16      $   .08
                                                 ======       ======

Weighted average number of basic
 shares outstanding                               7,581        7,666
                                                 ======       ======

Diluted earnings per share                      $   .16      $   .08
                                                 ======       ======

Weighted average number of diluted
 shares outstanding                               7,624        7,722
                                                 ======       ======








   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                  Six Months Ended
                                                      June 30,
                                                 ------------------
                                                  1999       1998
                                                 -------    -------
Revenues:
   Staffing services                            $ 83,414   $ 83,090
   Professional employer services                 72,308     62,802
                                                 -------    -------
                                                 155,722    145,892
                                                 -------    -------
Cost of revenues:
   Direct payroll costs                          120,738    113,015
   Payroll taxes and benefits                     13,393     13,069
   Workers' compensation                           4,414      4,207
   Safety incentives                                 720        700
                                                 -------    -------
                                                 139,265    130,991
                                                 -------    -------

Gross margin                                      16,457     14,901

Selling, general and administrative expenses      12,261     11,851
Merger expenses                                        -        750
Amortization of intangibles                          808        682
                                                 -------    -------

Income from operations                             3,388      1,618

Other income (expense):
   Interest expense                                 (129)      (117)
   Interest income                                   184        225
   Other, net                                          2          2
                                                 -------    -------
                                                      57        110
                                                 -------    -------

Income before provision for income taxes           3,445      1,728
Provision for income taxes (Note 3)                1,489        741
                                                 -------    -------

Net income                                      $  1,956   $    987
                                                 =======    =======

Basic earnings per share                        $    .26   $    .13
                                                 =======    =======

Weighted average number of basic
 shares outstanding                                7,624      7,652
                                                 =======    =======

Diluted earnings per share                      $    .26   $    .13
                                                 =======    =======

Weighted average number of diluted
 shares outstanding                                7,666      7,707
                                                 =======    =======






   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                      Six Months Ended
                                                          June 30,
                                                      ----------------
                                                      1999        1998
                                                     ------     ------

Cash flows from operating activities:
   Net income                                       $ 1,956    $   987
   Reconciliation of net income to cash
    from operations:
      Depreciation and amortization                   1,093        905
   Changes in certain assets and liabilities, net
    of assets acquired and liabilities assumed:
      Trade accounts receivable, net                 (5,497)    (2,895)
      Prepaid expenses and other                       (532)      (577)
      Deferred tax assets                                40       (195)
      Accounts payable                                  611       (448)
      Accrued payroll, payroll taxes and
       related benefits                               6,337      1,579
      Accrued workers' compensation claims
       liabilities                                     (475)       120
      Customer safety incentives payable                (61)        52
      Income taxes payable                             (438)        48
      Other accrued liabilities                        (271)       407
      Customer deposits and long-term workers'
       compensation liabilities and other assets       (467)      (126)
      Other long-term liabilities                       293         90
                                                     ------     ------
   Net cash provided by (used in) operating
    activities                                        2,589        (53)
                                                     ------     ------

Cash flows from investing activities:
      Cash paid for acquisitions, including
       other direct costs (Note 2)                  (13,982)      (680)
      Purchases of fixed assets, net of amounts
       purchased in acquisitions                       (820)      (616)
      Proceeds from maturities of marketable
       securities                                     1,679      3,766
      Purchases of marketable securities             (2,018)    (3,528)
                                                     ------     ------
   Net cash used in investing activities            (15,141)    (1,058)
                                                     ------     ------

Cash flows from financing activities:
      Payment of credit-line assumed in
       acquisition                                   (1,113)         -
      Payment of note payable assumed in
       acquisition                                      (55)         -
      Net proceeds from (payments on)
       credit-line borrowings                         2,541       (635)
      Proceeds from issuance of note payable          1,105          -
      Proceeds from issuance of long-term debt        8,000          -
      Payments on long-term debt                       (268)      (266)
      Payment to dissenting shareholder                   -       (519)
      Payment to shareholder                            (57)         -
      Repurchase of common stock                       (700)         -
      Proceeds from exercise of stock options
       and warrants                                      15        168
                                                     ------     ------
   Net cash provided by (used in) financing
    activities                                        9,468     (1,252)
                                                     ------     ------
Net decrease in cash and cash equivalents            (3,084)    (2,363)

Cash and cash equivalents, beginning of period        4,029      3,439
                                                     ------     ------
Cash and cash equivalents, end of period            $   945    $ 1,076
                                                     ======     ======

Supplemental schedule of noncash activities:
   Acquisition of other businesses:
      Cost of acquisitions in excess of fair
       market value of net assets acquired          $12,416    $   670
      Tangible assets acquired                        3,364         10
      Liabilities assumed                             1,798          -

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

NOTE 2 - ACQUISITIONS:

      Effective January 1, 1999, the Company acquired all of the outstanding common stock of Temporary Staffing Systems, Inc. ("TSS"), a staffing services company with eight branch offices in North Carolina and one in South Carolina. The Company paid $2,000,000 in cash and issued a note payable for $950,000 due January 31, 2000, payment of which is contingent upon a minimum equity requirement for 1998 and certain financial performance criteria for 1999. The Company also paid $50,000 in cash for a noncompete agreement with the selling shareholder. TSS's revenues for the fiscal year ended March 29, 1998 were approximately $12.9 million (audited). The transaction, subject to the resolution of the above contingencies, has been accounted for under the purchase method of accounting. The effect of this transaction resulted in the recording of $1,255,000 of tangible assets, $393,000 of existing intangible assets, the assumption of $1,798,000 of liabilities and, to date, the recognition of an additional $2,251,000 of intangible assets, which includes $51,000 for acquisition-related costs.

      Effective February 15, 1999, the Company acquired certain assets of TPM Staffing Services, Inc. ("TPM"), a staffing services company with three offices in southern California - Lake Forest, Santa Ana and Anaheim. The Company paid $1,125,000 in cash for the assets of TPM, of which $240,000 was deferred for six months from the date of acquisition. The Company also paid $75,000 for noncompete agreements. Tam's revenues for the year ended December 31, 1998 were approximately $5.7 million (unaudited). The transaction was accounted for under the purchase method of accounting, which resulted in $1,190,000 of intangible assets, including $15,000 for acquisition-related costs, and $25,000 of fixed assets.

      Effective May 31, 1999, the Company  acquired  certain assets of Temporary
Skills Unlimited, Inc., dba TSU Staffing ("TSU"), a staffing services company with nine branch offices in northern California. The Company paid $10,422,000 in cash for certain assets of TSU, of which $864,500 was deferred for one year from the date of acquisition. The Company also paid $100,000 for noncompete agreements. TSU's revenues for the year ended December 27, 1998 were approximately $25.0 million (audited). The transaction was accounted for under the purchase method of accounting, which resulted in $8,582,000 of intangible assets, including $144,000 for acquisition-related costs, $1,797,000 of accounts receivable and $287,000 of fixed assets.

NOTE 3 - PROVISION FOR INCOME TAXES:

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                       June 30, 1999  December 31, 1998
                                       -------------  -----------------
Current:
  Accrued workers' compensation claims
   liabilities                            $1,047            $1,232
  Allowance for doubtful accounts             72               102
  Safety incentives                          439               310
  Other accruals                             203               213
                                           -----             -----
                                          $1,761            $1,857
                                           =====             =====

Noncurrent:
  Tax depreciation in excess of book
   depreciation                           $  (75)           $ (101)
  Accrued workers' compensation claims
   liabilities                               275               278
  Book amortization of intangibles in
   excess of tax amortization                341               289
  Deferred compensation                       44                62
  NOL carryforward                           100                 -
  Other                                       31                24
                                           -----             -----
                                          $  716            $  552
                                           =====             =====

      The provision for income taxes for the six months ended June 30, 1999 and 1998, is as follows (in thousands):

                                        Six Months       Six Months
                                           Ended            Ended
                                       June 30, 1999    June 30, 1998
                                       -------------    -------------

Current:
   Federal                                $1,224            $  765
   State                                     333               171
                                           -----             -----
                                           1,557               936
                                           -----             -----
Deferred:
   Federal                                   (54)             (172)
   State                                     (14)              (23)
                                           -----             -----
                                             (68)             (195)
                                           -----             -----

Provision for income taxes                $1,489            $  741
                                           =====             =====


NOTE 4 - STOCK INCENTIVE PLAN:

      In 1993, the Company adopted a stock incentive plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,300,000.

      The following table summarizes options granted under the Plan in 1999:

Outstanding at December 31, 1998    785,295      $ 3.39 to $18.00

Options granted                     174,370      $ 2.80 to $8.94
Options exercised                    (4,750)     $ 3.50
Options canceled or expired          (8,224)

Outstanding at June 30, 1999        946,691      $ 2.80 to $18.00
                                    =======

Exercisable at June 30, 1999        463,927
                                    =======

Available for grant at
   June 30, 1999                    140,184
                                    =======

      The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.

      Certain of the Company's zone and branch management employees had previously elected to receive a portion of their quarterly cash bonus in the form of nonqualified deferred compensation stock options. Such options are awarded at a sixty percent discount from the then-fair market value of the Company's stock and are fully vested and immediately exercisable upon grant. The amount of the grantee's deferred compensation (discount from fair market value) is subject to market risk. During the second quarter of 1999, the Company awarded deferred compensation stock options for 10,126 shares at an exercise price of $2.80 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

      The  following   table  sets  forth  the  percentages  of  total  revenues
represented by selected items in the Company's Statements of Operations for the three and six-month periods ended June 30, 1999 and 1998.

                                      Percentage of Total Revenues
                                 ------------------------------------
                                 Three Months Ended   Six Months Ended
                                      June 30,            June 30,
                                 ----------------     ----------------

                                  1999       1998      1999      1998
                                 -----      -----     -----     -----
Revenues:
   Staffing services              54.5%      55.8%     53.6%     57.0%
   Professional employer
    services                      45.5       44.2      46.4      43.0
                                 -----      -----     -----     -----
      Total revenues             100.0      100.0     100.0     100.0
                                 -----      -----     -----     -----

Cost of revenues:
   Direct payroll costs           77.4       77.4      77.5      77.4
   Payroll taxes and benefits      8.4        8.7       8.6       9.0
   Workers' compensation           2.9        2.9       2.8       2.9
   Safety incentives               0.5        0.4       0.5       0.5
                                 -----      -----     -----     -----
      Total cost of revenues      89.2       89.4      89.4      89.8
                                 -----      -----     -----     -----

Gross margin                      10.8       10.6      10.6      10.2
Selling, general and
 administrative expenses           7.7        7.9       7.9       8.1
Merger expenses                      -        1.0        -        0.5
Amortization of intangibles        0.5        0.4       0.5       0.5
                                 -----      -----     -----     -----
Income from operations             2.6        1.3       2.2       1.1
Other income (expense)               -        0.1        -        0.1
                                 -----      -----     -----     -----
Pretax income                      2.6        1.4       2.2       1.2
Provision for income taxes         1.1        0.6       0.9       0.5
                                 -----      -----     -----     -----
Net income                         1.5%       0.8%      1.3%      0.7%
                                 =====      =====     =====     =====


                    Three months ended June 30, 1999 and 1998

      Net income for the second quarter of 1999 was $1,216,000, an increase of $616,000 or 102.7% over the second quarter of 1998. The increase in net income for 1999 was attributable to a higher gross margin percent owing primarily to lower payroll taxes and benefits, expressed as a percentage of revenues, coupled with lower selling, general and administrative expenses, as a percentage of revenues. Additionally, the 1998 second quarter included $750,000 of merger expenses related to the Company's June 1998 pooling-of-interests merger with Western Industrial Management, Inc. Basic and diluted earnings per share for the second quarter of 1999 were

$.16 as compared to $.08 for both basic and diluted earnings per share for the second quarter of 1998.

      Revenues for the second quarter of 1999 totaled approximately $84.7 million, an increase of approximately $8.0 million or 10.5% over the second quarter of 1998. The quarter-over-quarter internal growth rate of revenues was 1.4%. The percentage increase in total revenues exceeded the internal growth rate of revenues primarily due to the TSS acquisition effective January 1, 1999, the TPM acquisition effective February 15, 1999 and the TSU acquisition effective May 31, 1999.

      Professional employer (PEO) services revenue increased approximately $4.7 million or 13.8% and staffing services revenue increased $3.4 million or 7.9%, which resulted in an increase in the share of PEO services from 44.2% of total revenues for the second quarter of 1998 to 45.5% for the second quarter of 1999. The share of staffing services had a corresponding decrease from 55.8% of total revenues for the second quarter of 1998 to 54.5% for the second quarter of 1999.

      Gross margin for the second quarter of 1999 totaled approximately $9.1 million, which represented an increase of $1.0 million or 12.5% over the second quarter of 1998. The gross margin percent increased from 10.6% of revenues for the second quarter of 1998 to 10.8% for the second quarter of 1999. The increase in the gross margin percentage was due to lower payroll taxes and benefits, offset in part by slightly higher safety incentives. The decrease in payroll taxes and benefits for the second quarter of 1999 was primarily attributable to lower state unemployment tax rates in various states in which the Company does business. Workers' compensation expense for the second quarter of 1999 totaled $2,445,000 or 2.9% of revenues, which is comparable to the $2,211,000 or 2.9% of revenues for the second quarter of 1998.

      Selling, general and administrative ("SG&A") expenses for the second quarter of 1999 amounted to approximately $6.6 million, an increase of $516,000 or 8.6% over the second quarter of 1998. SG&A expenses, expressed as a percentage of revenues, decreased from 7.9% for the second quarter of 1998 to 7.7% for the second quarter of 1999. The increase in total SG&A dollars was primarily due to increased profit sharing and related taxes, management payroll and rent expense in connection with the additional branch offices acquired in the TSS, TPM and TSU acquisitions.

      Amortization of intangibles totaled $434,000 or 0.5% of revenues for the second quarter of 1999, which compares to $329,000 or 0.4% of revenues for the second quarter of 1998. The increased amortization expense was primarily due to the amortization of intangibles recognized in the TSS, TPM and TSU acquisitions, which were consummated in the first half of 1999.

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

                     Six Months Ended June 30, 1999 and 1998

      Net income for the six months ended June 30, 1999 was $1,956,000, an increase of $969,000 or 98.2% over the same period in 1998. The increase in net income was attributable to a higher gross margin percent owing primarily to lower payroll taxes and benefits, expressed as a percentage of revenues, coupled with lower selling, general and administrative expenses, as a percentage of revenues. Additionally, the 1998 six-month period included $750,000 of merger expenses related to the Company's June 1998 pooling-of-interests merger with WIMI. Basic and diluted earnings per share for the six-month period of 1999 were $.26 as compared to $.13 for both basic and diluted earnings per share for the similar period of 1998.

      Revenues for the six months ended June 30, 1999 totaled approximately $155.7 million, an increase of approximately $9.8 million or 6.7% over the similar period of 1998. The increase in total revenues was primarily due to the TSS, TPM and TSU acquisitions, which were consummated in 1999.

      Gross margin for the six months ended June 30, 1999 totaled approximately $16.5 million, which represented an increase of $1.6 million or 10.4% over the similar period of 1998. The gross margin percent increased from 10.2% of revenues for the six-month period of 1998 to 10.6% for the same period of 1999. The increase in the gross margin percentage was due to lower payroll taxes and benefits and slightly lower workers' compensation, offset in part by slightly higher direct payroll costs. The decrease in payroll taxes and benefits for the six-month period of 1999 was primarily attributable to lower state unemployment tax rates in various states in which the Company does business.

      Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 1999 amounted to approximately $12.3 million, an increase of $410,000 or 3.5% over the similar period of 1998. SG&A expenses, expressed as a percentage of revenues, decreased from 8.1% for the six-month period of 1998 to 7.9% for the same period of 1999. The increase in total SG&A dollars was primarily due to increased profit sharing and related taxes, management payroll and rent expense in connection with the additional branch offices acquired in the TSS, TPM and TSU acquisitions.

      Amortization of intangibles totaled $808,000 or 0.5% of revenues for the six months ended June 30, 1999, which compares to $682,000 or 0.5% of revenues for the same period of 1998. The increased amortization expense was primarily due to the amortization of intangibles recognized in the 1999 acquisitions of TSS, TPM and TSU.

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

Liquidity and Capital Resources
-------------------------------

      The Company's cash position of $945,000 at June 30, 1999 decreased by $3,084,000 from December 31, 1998. The decrease in cash at June 30, 1999 was primarily due to cash used in connection with three acquisitions made since January 1, 1999 and open-market share repurchase activity, offset in part by proceeds from operating activities, the Company's bank term loan and borrowings on its credit line.

      Net cash provided by operating activities for the six months ended June 30, 1999 amounted to $2,589,000 as compared to net cash used in operating activities of $53,000 for the comparable 1998 period. For the 1999 period, cash flow was primarily generated by net income coupled with an increase of $6,337,000 in accrued payroll and benefits, offset in part by an increase in accounts receivable of $5,497,000.

      Net cash used in investing activities totaled $15,141,000 for the six-month period ended June 30, 1999, as compared to $1,058,000 for the similar 1998 period. For the 1999 period, cash used in investing activities was primarily for the acquisitions of TSS, TPM and TSU. The Company presently has no material long-term capital commitments.

      Net cash provided by financing activities for the six months ended June 30, 1999 amounted to $9,468,000, which compares to $1,252,000 of net cash used in financing activities for the same period in 1998. For the 1999 period, the primary source of cash provided by financing activities was an $8,000,000 term loan obtained from the Company's principal bank and $2,541,000 of net borrowings on the Company's credit line. The term loan was obtained to provide financing for the TSU acquisition.

      The Company's business strategy continues to focus on growth through the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas, together with the expansion of operations at existing offices. As disclosed in Note 2 to the financial statements included herein, the Company acquired all of the outstanding common stock of Temporary Staffing Systems, Inc., a staffing services company headquartered in North Carolina, effective January 1, 1999, for $2,050,000 in cash and issued a contingent note payable for $950,000. As disclosed in Note 2 herein, on February 15, 1999, the

Company purchased certain assets of TPM Staffing Services, Inc., a staffing services company located in southern California, for $1,200,000 in cash, of which $240,000 is being deferred for six months from the date of acquisition. Also as disclosed in Note 2 herein, on May 31, 1999, the Company purchased certain assets of Temporary Skills Unlimited, Inc., dba TSU Staffing, a staffing services company headquartered in northern California, for $10,522,000 in cash, of which $864,500 is being deferred for one year from the date of acquisition.

      Effective May 31, 1999, management renewed the Company's credit arrangement with its principal bank on terms and conditions which were generally more favorable than the prior agreement. The amended agreement provided for an increase in the unsecured revolving credit facility from $7.65 million to $12.0 million. This facility, which expires May 31, 2000, includes a subfeature for previously existing standby letters of credit in connection with certain workers' compensation surety arrangements, as to which approximately $1.9 million was outstanding as of June 30, 1999. In addition, the Company obtained a three-year term loan in the amount of $8.0 million bearing interest at LIBOR plus 135 basis points to provide financing for the acquisition of TSU. Terms and conditions of the term loan include certain restrictive quarterly financial covenants relating to the Company's working capital, earnings before interest, taxes, depreciation and amortization ("EBITDA"), and ratio of funded debt to EBITDA; the Company was in compliance with such covenants at June 30, 1999. Management expects that the funds anticipated to be generated from operations, together with the credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

      On February 26, 1999, the Company's board of directors authorized a stock repurchase program to purchase up to 250,000 common shares from time to time in open-market purchases. During the six-month period ended June 30, 1999, the Company repurchased 103,200 shares at an aggregate price of $700,000. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances.

Inflation

      Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

Year 2000 Readiness

      The Company has developed a Year 2000 ("Y2K") plan to ensure its internal operational readiness, as well as compliance by the Company's key vendors. Management's plan is focused on evaluating the readiness of the Company's mission critical applications software, operating systems software, hardware, communications, third-party interfaces, facilities (typically non-information technology systems) and key vendors. This evaluation process involves four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and (4) testing and implementation.

      As the Company has previously reported, management initiated a project in mid-1997 to convert its information systems to new technologies which are expected to enable the Company to more effectively accommodate its anticipated growth. This upgrade is anticipated to be completed during the fourth quarter of 1999 and is expected to alleviate the Y2K issue for the mission-critical application of payroll processing. The Company has incurred capital expenditures of $2.6 million through June 30, 1999, for this project and expects to incur another $0.4 million prior to completion. The Company's financial reporting systems are currently Y2K compliant. The mission-critical branch-level legacy system is also Y2K compliant, which was achieved through minor reprogramming by internal staff at no incremental cost to the Company.

      Management is currently uncertain as to the need for contingency plans for the Company's mission-critical applications, as it expects these systems to be fully operational by the middle of the fourth quarter of 1999.

      The Company's assessment of the risks associated with non-mission critical systems has been completed and remediation activities have commenced. Management expects the costs to remediate these systems to be minimal. Management has not yet identified any reasonably likely worst case scenarios or determined the extent of contingency planning that may be required. As part of its assessment, the Company is relying on assurances from key vendors that their products and services will be Y2K compliant. To date, no significant compliance issues have been identified with third parties.

      The risks associated with the Y2K problem are pervasive and complex, can be difficult to identify and to address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company. Also, the Company's business may be adversely affected by events outside its control, such as disruptions to services provided by utilities, banks or transportation or telecommunications networks.

Forward-Looking Information
---------------------------

      Statements in this report which are not historical in nature, including discussion of economic conditions in the Company's market areas, the potential for and effect of future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the tax-qualified status of the Company's 401(k) savings plan, the timely resolution of the Y2K issue by the Company and its customers and vendors, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, uncertainties regarding government regulation of PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

      The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of June 30, 1999, the Company had interest-bearing debt obligations of approximately $13.1 million, of which approximately $10.3 million bear interest at a variable rate and approximately $2.8 million at a fixed rate of interest. The variable rate debt is comprised of approximately $2.5 million outstanding under an unsecured revolving credit facility, which bears interest at the federal funds rate plus 125 basis points. The Company also has an unsecured three-year term note with its principal bank, which bears interest at LIBOR plus 135 basis points. Based on the Company's overall interest exposure at June 30, 1999, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of June 30, 1999, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.


                           Part II - Other Information


Item 4.    Submission of Matters to a Vote of Security Holders

      The Company held its 1999 annual meeting of stockholders on May 12, 1999. The following directors were elected at the annual meeting:

                                                        ABSTENTIONS AND
                                    FOR      WITHHELD  BROKER NON-VOTES
                                    ---      --------  ----------------

      Robert R. Ames            7,406,118      6,210
      Herbert L. Hochberg       7,357,518     54,810
      Anthony Meeker            7,357,618     54,710
      Stanley G. Renecker       7,400,618     11,710
      Nancy B. Sherertz         7,400,718     11,610
      William W. Sherertz       7,401,718     10,610

      The other matter presented for action at the annual meeting was approved by the following vote:

                                                       ABSTENTIONS AND
                                   FOR       AGAINST  BROKER NON-VOTES
                                   ---       -------  ----------------

      Approval of the           7,408,118     2,600           1,610
      appointment of Price-
      waterhouseCoopers LLP as
      independent accountants

Item 6.    Exhibits and Reports on Form 8-K

      (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

      (b)  Reports on Form 8-K

           On June 14, 1999, the Company filed a Current Report on Form 8-K dated May 31, 1999, to report that the Company had purchased certain assets of Temporary Skills Unlimited, Inc., dba TSU Staffing. The all-cash transaction provided for total consideration of $10,522,000 for certain assets, including certain accounts receivable of $1,797,000. The Company paid TSU $9,657,000 in cash and issued a one-year note for $864,500. TSU provides staffing services through nine branch offices in northern California and had 1998 revenues of approximately $25.0 million.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BARRETT BUSINESS SERVICES, INC.
                                  (Registrant)






Date:  August 13, 1999            By: /s/ Michael D. Mulholland
                                     Michael D. Mulholland
                                     Vice President-Finance
                                     (Principal Financial Officer)

                            EXHIBIT INDEX


EXHIBIT
-------

 4.1 Loan agreement between the Registrant and Wells Fargo Bank, N.A. dated May 31, 1999.

11      Statement of Calculation of Average
        Common Shares Outstanding

27      Financial Data Schedule