Form 10-Q
period 1999-09-30
BARRETT BUSINESS SERVICES INC
filed 1999-11-15
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

            Yes [ X ]         No [   ]

Number of shares of Common Stock, $.01 par value outstanding at October 29, 1999 was 7,476,898 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information

      Item 1.     Financial Statements

                  Balance Sheets - September 30, 1999 and
                  December 31, 1998..........................................3

                  Statements of Operations - Three Months
                  Ended September 30, 1999 and 1998..........................4

                  Statements of Operations - Nine Months
                  Ended September 30, 1999 and 1998..........................5

                  Statements of Cash Flows - Nine Months
                  Ended September 30, 1999 and 1998..........................6

                  Notes to Financial Statements..............................7

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations................................................11

      Item 3.     Quantitative and Qualitative Disclosure
                  About Market Risk.........................................18

Part II - Other Information

      Item 6.     Exhibits and Reports on Form 8-K..........................20

Signatures        ..........................................................21


Exhibit Index     ..........................................................22

                         PART I - Financial Information

Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                        (In thousands, except par value)

                                                  September 30,   December 31,
                                                      1999            1998
                                                  -------------   ------------
      Assets

Current assets:
   Cash and cash equivalents                         $     -          $ 4,029
   Trade accounts receivable, net                     33,223           21,907
   Prepaid expenses and other                          2,002            1,103
   Deferred tax assets (Note 3)                        1,629            1,857
                                                      ------           ------
      Total current assets                            36,854           28,896
Intangibles, net                                      22,625           11,508
Property and equipment, net                            6,481            5,184
Restricted marketable securities
 and workers' compensation deposits                    6,431            6,004
Deferred tax assets (Note 3)                             733              552
Other assets                                           1,150              626
                                                      ------             ----
                                                     $74,274          $52,770
                                                      ======           ======

      Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                                     $   865          $     -
   Current portion of long-term debt                   2,783               61
   Line of credit payable                              2,972                -
   Income taxes payable (Note 3)                         200              438
   Accounts payable                                    1,362              948
   Accrued payroll, payroll taxes
    and related benefits                              16,755            9,246
   Accrued workers' compensation claims liabilities    2,700            3,244
   Customer safety incentives payable                  1,135            1,173
   Other accrued liabilities                             512              514
                                                        ----             ----
      Total current liabilities                       29,284           15,624
Long-term debt, net of current portion                 4,941              503
Customer deposits                                        787              829
Long-term workers' compensation liabilities              703              714
Other long-term liabilities                            1,791            1,398
                                                      ------           ------
                                                      37,506           19,068
                                                      ------           ------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500
    shares authorized, 7,581 and 7,676
    shares issued and outstanding, respectively           76               77
   Additional paid-in capital                         10,686           11,409
   Retained earnings                                  26,006           22,216
                                                      ------           ------
                                                      36,768           33,702
                                                      ------           ------
                                                     $74,274          $52,770
                                                      ======           ======


   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                         Three Months Ended
                                                            September 30,
                                                        ---------------------
                                                         1999           1998
                                                        ------         ------
Revenues:
   Staffing services                                   $56,434        $44,199
   Professional employer services                       39,441         37,770
                                                        ------         ------
                                                        95,875         81,969
Cost of revenues:
   Direct payroll costs                                 74,285         63,768
   Payroll taxes and benefits                            7,620          6,587
   Workers' compensation                                 2,578          2,201
   Safety incentives                                       444            446
                                                        ------         ------
                                                        84,927         73,002

Gross margin                                            10,948          8,967

Selling, general and administrative expenses             7,116          5,826
Amortization of intangibles                                532            322
                                                        ------         ------

Income from operations                                   3,300          2,819

Other income (expense):
   Interest expense                                       (247)           (30)
   Interest income                                          82             97
   Other, net                                               27              1
                                                        ------         ------
                                                          (138)            68
                                                        ------         ------

Income before provision for income taxes                 3,162          2,887
Provision for income taxes (Note 3)                      1,327          1,288
                                                        ------         ------

Net income                                             $ 1,835        $ 1,599
                                                        ======         ======

Basic earnings per share                               $   .24        $   .21
                                                        ======         ======

Weighted average number of basic
 shares outstanding                                      7,581          7,675
                                                        ======         ======

Diluted earnings per share                             $   .24        $   .21
                                                        ======         ======

Weighted average number of diluted
 shares outstanding                                      7,634          7,714
                                                        ======         ======





   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                             Nine Months Ended
                                                               September 30,
                                                          --------------------
                                                             1999        1998
                                                          -------      -------
Revenues:
   Staffing services                                     $139,848     $127,289
   Professional employer services                         111,749      100,572
                                                          -------      -------
                                                          251,597      227,861
                                                          -------      -------
Cost of revenues:
   Direct payroll costs                                   195,025      176,783
   Payroll taxes and benefits                              21,013       19,656
   Workers' compensation                                    6,992        6,408
   Safety incentives                                        1,165        1,146
                                                          -------      -------
                                                          224,195      203,993
                                                          -------      -------

Gross margin                                               27,402       23,868

Selling, general and administrative expenses               19,376       17,677
Merger expenses                                                 -          750
Amortization of intangibles                                 1,339        1,004
                                                          -------      -------

Income from operations                                      6,687        4,437

Other income (expense):
   Interest expense                                          (376)        (147)
   Interest income                                            266          322
   Other, net                                                  30            3
                                                          -------      -------
                                                              (80)         178
                                                          -------      -------

Income before provision for income taxes                    6,607        4,615
Provision for income taxes (Note 3)                         2,817        2,029
                                                          -------      -------

Net income                                               $  3,790     $  2,586
                                                          =======      =======

Basic earnings per share                                 $    .50     $    .34
                                                          =======      =======

Weighted average number of basic
 shares outstanding                                         7,609        7,660
                                                          =======      =======

Diluted earnings per share                               $    .50     $    .34
                                                          =======      =======

Weighted average number of diluted
 shares outstanding                                         7,655        7,710
                                                          =======      =======





   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                              Nine Months Ended
                                                                September 30,
                                                            -------------------
                                                              1999         1998
                                                            -------      ------
Cash flows from operating activities:
   Net income                                               $ 3,790     $ 2,586
   Reconciliation of net income to cash from operations:
      Depreciation and amortization                           1,784       1,349
   Changes in certain assets and liabilities, net
    of assets acquired and liabilities assumed:
      Trade accounts receivable, net                         (8,575)     (3,039)
      Prepaid expenses and other                               (840)       (962)
      Deferred tax assets                                       155        (214)
      Accounts payable                                          267        (652)
      Accrued payroll, payroll taxes and related benefits     7,348       3,739
      Accrued workers' compensation claims liabilities         (544)        276
      Customer safety incentives payable                        (38)        125
      Income taxes payable                                     (238)        516
      Other accrued liabilities                                (206)         83
      Customer deposits and long-term workers'
       compensation liabilities and other assets               (555)        (72)
      Other long-term liabilities                               393         168
                                                            -------      ------
   Net cash provided by operating activities                  2,741       3,903
                                                            -------      ------

Cash flows from investing activities:
      Cash paid for acquisitions, including other
       direct costs (Note 2)                                (14,022)       (687)
      Purchases of fixed assets, net of amounts
       purchased in acquisitions                             (1,329)       (846)
      Proceeds from maturities of marketable securities       2,325       5,458
      Purchases of marketable securities                     (2,731)     (5,190)
                                                            -------      ------
   Net cash used in investing activities                    (15,757)     (1,265)
                                                            -------      ------

Cash flows from financing activities:
      Payment of credit-line assumed in acquisition          (1,113)          -
      Payment of note payable assumed in acquisition            (55)          -
      Net proceeds from (payments on) credit-line borrowings  2,972        (887)
      Proceeds from issuance of notes payable                 1,105           -
      Payments on notes payable                                (240)          -
      Proceeds from issuance of long-term debt                8,000           -
      Payments on long-term debt                               (958)       (461)
      Payment to dissenting shareholder                           -        (519)
      Payment to shareholder                                    (58)          -
      Repurchase of common stock                               (700)          -
      Proceeds from exercise of stock options and warrants       34         168
                                                            -------      ------
   Net cash provided by (used in) financing activities        8,987      (1,699)
                                                            -------      ------

Net (decrease) increase in cash and cash equivalents         (4,029)        939

Cash and cash equivalents, beginning of period                4,029       3,439
                                                            -------      ------

Cash and cash equivalents, end of period                    $     -     $ 4,378
                                                            =======      ======

Supplemental schedule of noncash activities:
   Acquisition of other businesses:
      Cost of acquisitions in excess of fair market
       value of net assets acquired                         $12,456     $   677
      Tangible assets acquired                                3,364          10
      Liabilities assumed                                     1,798           -

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

       Effective February 15, 1999, the Company acquired certain assets of TPM Staffing Services, Inc. ("TPM"), a staffing services company with three offices in southern California - Lake Forest, Santa Ana and Anaheim. The Company paid $1,125,000 in cash for the assets of TPM. The Company also paid $75,000 for noncompete agreements. TPM's revenues for the year ended December 31, 1998 were approximately $5.7 million (unaudited). The transaction was accounted for under the purchase method of accounting, which resulted in $1,190,000 of intangible assets, including $15,000 for acquisition-related costs, and $25,000 of fixed assets.

       Effective May 31, 1999, the Company acquired certain assets of Temporary Skills Unlimited, Inc., dba TSU Staffing ("TSU"), a staffing services company with nine branch offices in northern California. The Company paid $10,422,000 in cash for certain assets of TSU, of which $864,500 was deferred for one year from the date of acquisition. The Company also paid $100,000 for noncompete agreements. TSU's revenues for the year ended December 27, 1998 were approximately $25.0 million (audited). The transaction was accounted for under the purchase method of accounting, which resulted in $8,622,000 of intangible assets, including $184,000 for acquisition-related costs, $1,797,000 of accounts receivable and $287,000 of fixed assets.

NOTE 3 - PROVISION FOR INCOME TAXES:

      Deferred  tax  assets   (liabilities)   are  comprised  of  the  following
components (in thousands):

                                          September 30, 1999   December 31, 1998
                                          ------------------   -----------------
Current:
   Accrued workers' compensation claims
   liabilities                                 $  897                $1,232
   Allowance for doubtful accounts                101                   102
   Safety incentives                              442                   310
   Other accruals                                 189                   213
                                                -----                 -----
                                               $1,629                $1,857
                                                =====                 =====

Noncurrent:
   Tax depreciation in excess of book
   depreciation                                $  (78)               $ (101)
   Accrued workers' compensation claims
   liabilities                                    273                   278
   Book amortization of intangibles in excess
   of tax amortization                            368                   289
   Deferred compensation                           44                    62
   NOL carryforward                                92                     -
   Other                                           34                    24
                                                -----                 -----
                                               $  733                $  552
                                                =====                 =====

      The provision for income taxes for the nine months ended September 30, 1999 and 1998, is as follows (in thousands):

                                             Nine Months         Nine Months
                                                Ended               Ended
                                          September 30, 1999  September 30, 1998

Current:
   Federal                                     $2,090                $1,847
   State                                          562                   396
                                                -----                 -----
                                                2,652                 2,243
                                                -----                 -----
Deferred:
   Federal                                        139                  (188)
   State                                           26                   (26)
                                                -----                 -----
                                                  165                  (214)
                                                -----                 -----

Provision for income taxes                     $2,817                $2,029
                                                =====                 =====


NOTE 4 - STOCK INCENTIVE PLAN:

      In 1993, the Company adopted a stock incentive plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,300,000.

      The following table summarizes options granted under the Plan in 1999:

Outstanding at December 31, 1998     785,295       $ 3.39 to $18.00

Options granted                      181,737       $ 2.80 to  $8.94
Options exercised                     (9,059)      $ 3.50 to  $5.23
Options canceled or expired          (74,002)

Outstanding at September 30, 1999    883,971       $ 2.80 to $17.94
                                     =======

Exercisable at September 30, 1999    486,337

Available for grant at
   September 30, 1999                198,595
                                     =======

      The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.

      Certain of the Company's zone and branch management employees had previously elected to receive a portion of their quarterly cash bonus in the form of nonqualified deferred compensation stock options. Such options are awarded at a sixty percent discount from the then-fair market value of the Company's stock and are fully vested and immediately exercisable upon grant. The amount of the grantee's deferred compensation (discount from fair market value) is subject to market risk. During the first nine months of 1999, the Company awarded deferred compensation stock options for 28,866 shares at exercise prices ranging from $2.80 to $3.58 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

      The  following   table  sets  forth  the  percentages  of  total  revenues
represented by selected items in the Company's Statements of Operations for the three and nine-month periods ended September 30, 1999 and 1998.

                                            Percentage of Total Revenues
                                      -----------------------------------------
                                      Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                      -----------------       -----------------

                                       1999        1998        1999        1998
                                       ----        ----        ----        ----
Revenues:
   Staffing services                   58.9%       53.9%       55.6%       55.9%
   Professional employer services      41.1        46.1        44.4        44.1
                                      -----       -----       -----       -----
      Total revenues                  100.0       100.0       100.0       100.0
                                      -----       -----       -----       -----

Cost of revenues:
   Direct payroll costs                77.5        77.8        77.5        77.6
   Payroll taxes and benefits           7.9         8.1         8.3         8.6
   Workers' compensation                2.7         2.7         2.8         2.8
   Safety incentives                    0.5         0.5         0.5         0.5
                                      -----       -----       -----       -----
      Total cost of revenues           88.6        89.1        89.1        89.5
                                      -----       -----       -----       -----

Gross margin                           11.4        10.9        10.9        10.5
Selling, general and administrative
 expenses                               7.4         7.1         7.7         7.8
Merger expenses                           -           -           -         0.3
Amortization of intangibles             0.6         0.4         0.5         0.5
                                      -----       -----       -----       -----
Income from operations                  3.4         3.4         2.7         1.9
Other income (expense)                 (0.1)        0.1        (0.1)        0.1
                                      -----       -----       -----       -----
Pretax income                           3.3         3.5         2.6         2.0
Provision for income taxes              1.4         1.5         1.1         0.9
                                      -----       -----       -----       -----
Net income                              1.9%        2.0%        1.5%        1.1%
                                      =====       =====       =====       =====


                 Three months ended September 30, 1999 and 1998

      Net income for the third quarter of 1999 was $1,835,000, an increase of $236,000 or 14.8% over the third quarter of 1998. The increase in net income for 1999 was attributable to a higher gross margin percent owing primarily to lower direct payroll costs and lower payroll taxes and benefits, expressed as a percentage of revenues, offset in part by higher selling, general and administrative expenses. Basic and diluted earnings per share for the third quarter of 1999 were $.24 as compared to $.21 for both basic and diluted earnings per share for the third quarter of 1998.

      Revenues for the third quarter of 1999 totaled approximately $95.9 million, an increase of approximately $13.9 million or 17.0% over the third quarter of 1998. The quarter-over-quarter internal growth rate of revenues was 1.7%. The percentage increase in total revenues exceeded the internal growth rate of revenues primarily due to the TSS acquisition effective January 1, 1999, the TPM acquisition effective February 15, 1999 and the TSU acquisition effective May 31, 1999.

      Staffing services revenue increased $12.2 million or 27.7% and professional employer ("PEO") services revenue increased approximately $1.7 million or 4.4%, which resulted in an increase in the share of staffing services from 53.9% of total revenues for the third quarter of 1998 to 58.9% for the third quarter of 1999. The share of PEO services had a corresponding decrease from 46.1% of total revenues for the third quarter of 1998 to 41.1% for the third quarter of 1999.

      Gross margin for the third quarter of 1999 totaled approximately $10.9 million, which represented an increase of $2.0 million or 22.1% over the third quarter of 1998. The gross margin percent increased from 10.9% of revenues for the third quarter of 1998 to 11.4% for the third quarter of 1999. The increase in the gross margin percentage was due to lower direct payroll costs and payroll taxes and benefits as a percentage of revenues. The decrease in direct payroll costs was primarily attributable to the increased share of revenues for staffing services which typically provide higher markups resulting in reduced payroll costs as a percentage of revenues. The decrease in payroll taxes and benefits for the third quarter of 1999 was primarily attributable to lower state unemployment tax rates in some of the states in which the Company does business. Workers' compensation expense for the third quarter of 1999 totaled $2.6 million or 2.7% of revenues, which is comparable to the $2.2 million or 2.7% of revenues for the third quarter of 1998.

      Selling, general and administrative ("SG&A") expenses for the third quarter of 1999 amounted to approximately $7.1 million, an increase of $1.3 million or 22.1% over the third quarter of 1998. SG&A expenses, expressed as a percentage of revenues, increased from 7.1% for the third quarter of 1998 to 7.4% for the third quarter of 1999. The increase in SG&A expenses was primarily due to increased management payroll, advertising expense and rent expense in connection with the 21 additional branch offices acquired in the TSS, TPM and TSU acquisitions.

      Amortization of intangibles totaled $532,000 or 0.6% of revenues for the third quarter of 1999, which compares to $322,000 or 0.4% of revenues for the third quarter of 1998. The increased amortization expense was primarily due to the amortization of intangibles recognized in the TSS, TPM and TSU acquisitions, which were consummated in the first five months of 1999.

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

                  Nine Months Ended September 30, 1999 and 1998

      Net income for the nine months ended September 30, 1999 was $3,790,000, an increase of $1,204,000 or 46.6% over the same period in 1998. The increase in net income was attributable to a higher gross margin percent owing primarily to lower payroll taxes and benefits and slightly lower direct payroll costs, expressed as a percentage of revenues. Additionally, the 1998 nine-month period included $750,000 of merger expenses related to the Company's June 1998 pooling-of-interests merger with Western Industrial Management, Inc. Basic and diluted earnings per share for the nine-month period of 1999 were $.50 as compared to $.34 for both basic and diluted earnings per share for the similar period of 1998.

      Revenues for the nine months ended September 30, 1999 totaled approximately $251.6 million, an increase of approximately $23.7 million or 10.4% over the similar period of 1998. The increase in total revenues was primarily due to the TSS, TPM and TSU acquisitions, which were consummated in 1999.

      Gross margin for the nine months ended September 30, 1999 totaled approximately $27.4 million, which represented an increase of $3.5 million or 14.8% over the similar period of 1998. The gross margin percent increased from 10.5% of revenues for the nine-month period of 1998 to 10.9% for the same period of 1999. The increase in the gross margin percentage was due to lower payroll taxes and benefits and slightly lower direct payroll costs. The decrease in payroll taxes and benefits for the nine-month period of 1999 was primarily attributable to lower state unemployment tax rates in certain states in which the Company does business.

      Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 1999 amounted to approximately $19.4 million, an increase of $1.7 million or 9.6% over the similar period of 1998. SG&A expenses, expressed as a percentage of revenues, decreased from 7.8% for the nine-month period of 1998 to 7.7% for the same period of 1999. The increase in total SG&A dollars was primarily due to management payroll, advertising expense, rent expense and increased profit sharing and related taxes in connection with the 21 additional branch offices acquired in the TSS, TPM and TSU acquisitions.

      Amortization of intangibles totaled $1.3 million or 0.5% of revenues for the nine months ended September 30, 1999, which compares to $1.0 million or 0.5% of revenues for the same period of 1998. The increased amortization expense in dollars was primarily due to the amortization of intangibles recognized in the 1999 acquisitions of TSS, TPM and TSU.

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

Liquidity and Capital Resources
-------------------------------

      The Company's cash position at September 30, 1999 decreased by $4,029,000 from December 31, 1998. The decrease in cash at September 30, 1999 was primarily due to cash used in connection with three acquisitions made since January 1, 1999 and open-market share repurchase activity, offset in part by proceeds from operating activities, the Company's bank term loan and borrowings on its unsecured credit line.

      Net cash provided by operating activities for the nine months ended September 30, 1999 amounted to $2,741,000 as compared to $3,903,000 for the comparable 1998 period. For the 1999 period, cash flow was primarily generated by net income coupled with an increase of $7,348,000 in accrued payroll and benefits, offset in part by an increase in accounts receivable of $8,575,000.

      Net cash used in investing activities totaled $15,757,000 for the nine-month period ended September 30, 1999, as compared to $1,265,000 for the similar 1998 period. For the 1999 period, cash used in investing activities was primarily for the acquisitions of TSS, TPM and TSU. The Company presently has no material long-term capital commitments.

      Net cash provided by financing activities for the nine months ended September 30, 1999 amounted to $8,987,000, which compares to $1,699,000 of net cash used in financing activities for the same period in 1998. For the 1999 period, the primary source of cash provided by financing activities was an $8,000,000 term loan obtained from the Company's principal bank and $2,972,000 of net borrowings on the Company's credit line. The term loan was obtained to provide financing for the TSU acquisition, and, at September 30, 1999, had an outstanding principal balance of $7.1 million.

      The Company's business strategy continues to focus on growth through the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas, together with the expansion of operations at existing offices. As disclosed in Note 2 to the financial statements included herein, the Company has completed three acquisitions in 1999. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated.

      The Company maintains a credit arrangement with its principal bank which provides an unsecured revolving credit facility of $12.0 million. This facility, which expires May 31, 2000, includes a subfeature for standby letters of credit in connection with certain workers' compensation surety arrangements, as to which approximately $2.0 million was outstanding as of September 30, 1999. Management expects that the funds anticipated to be generated from operations, together with the credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

      On November 11, 1999, the Company announced that its board of directors had authorized the repurchase of up to an additional 200,000 common shares under the Company's stock repurchase program from time to time in open-market purchases. This action increases the total number of common shares authorized for repurchase from 250,000 to 450,000. From the inception of the Company's stock repurchase program on February 26, 1999 through October 22, 1999, the Company repurchased 203,200 shares at an aggregate price of approximately $1.4 million. Management anticipates that the capital necessary to execute this program will be provided by cash generated from operating activities.

Inflation

      Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

Year 2000 Readiness

      The Company has developed a Year 2000 ("Y2K") plan to assess its internal operational readiness, as well as compliance by the Company's key vendors. Management's plan is focused on evaluating the readiness of the Company's mission critical applications software, operating systems software, hardware, communications, third-party interfaces, facilities (typically non-information technology systems) and key vendors. This evaluation process involves four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and (4) testing and implementation.

      Management believes that the mission-critical corporate and branch-level legacy payroll processing systems are currently Y2K compliant. Such compliance was achieved through minor reprogramming by internal staff at no incremental cost to the Company. Management believes that the Company's financial reporting systems are also currently Y2K compliant.

      As the Company has previously reported, management initiated a project in mid-1997 to convert its information systems to new technologies which are expected to enable the Company to more effectively accommodate its anticipated growth. This upgrade is anticipated to be completed during the fourth quarter of 1999, and management believes that this new system is Y2K compliant for the mission-critical application of payroll processing. The Company has incurred capital expenditures of $3.0 million through September 30, 1999, for this project and expects to incur another $0.8 million prior to completion. In summary, the Company believes that its mission-critical business systems are Y2K compliant in all material respects.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

      The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of September 30, 1999, the Company had interest-bearing debt obligations of approximately $12.6 million, of which approximately $10.1 million bears interest at a variable rate and approximately $2.5 million at a fixed rate of interest. The variable rate debt is comprised of approximately $3.0 million outstanding under an unsecured revolving credit facility, which bears interest at the federal funds rate plus 125 basis points. The Company also has an unsecured three-year term note with its principal bank, which bears interest at LIBOR plus 135 basis points. Based on the Company's overall interest exposure at September 30, 1999, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of September 30, 1999, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

                           Part II - Other Information


Item 6.     Exhibits and Reports on Form 8-K

      (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

      (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1999.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BARRETT BUSINESS SERVICES, INC.
                                          (Registrant)






Date:  November 12, 1999                  By: /s/ Michael D. Mulholland
                                             Michael D. Mulholland
                                             Vice President-Finance
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT
-------

11       Statement of Calculation of Average
         Common Shares Outstanding

27       Financial Data Schedule