Form 10-K
period 1999-12-31
BARRETT BUSINESS SERVICES INC
filed 2000-03-30
CIK 902791

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

             X   Annual Report Pursuant to Section 13 or 15(d) of
            ---       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
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

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant: $28,817,711 at February 29, 2000.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

              Class                        Outstanding at February 29, 2000
              -----                        --------------------------------
Common Stock, Par Value $.01 Per Share            7,458,998 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.

--------------------------------------------------------------------------------

                                             BARRETT BUSINESS SERVICES, INC.
                                             1999 ANNUAL REPORT ON FORM 10-K
                                                    TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
                                                        PART I

Item 1.         Business                                                                                            2

Item 2.         Properties                                                                                         12

Item 3.         Legal Proceedings                                                                                  12

Item 4.         Submission of Matters to a Vote of Security Holders                                                12

                Executive Officers of the Registrant                                                               13

                                                         PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters                              14

Item 6.         Selected Financial Data                                                                            15

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations              16

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                                         22

Item 8.         Financial Statements and Supplementary Data                                                        23

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure               23

                                                        PART III

Item 10.        Directors and Executive Officers of the Registrant                                                 24

Item 11.        Executive Compensation                                                                             24

Item 12.        Security Ownership of Certain Beneficial Owners and Management                                     24

Item 13.        Certain Relationships and Related Transactions                                                     24

                                                       PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    25

Signatures                                                                                                         26

Financial Statements                                                                                              F-1

Exhibit Index



                                     PART I

ITEM  1.  BUSINESS
------------------

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

         Barrett's range of services and expertise in human resource management encompasses five major categories: payroll processing, employee benefits and administration, workers' compensation coverage, aggressive risk management and workplace safety programs, and human resource administration, which includes functions such as recruiting, interviewing, drug testing, hiring, placement, training and regulatory compliance. These services are typically provided through a variety of contractual arrangements, as part of either a traditional staffing service or a professional employer organization ("PEO") service. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing, and comprehensive on-site personnel management responsibilities. In a PEO arrangement, the Company enters into a contract to become a co-employer of the client company's existing workforce and assumes responsibility for some or all of the human resource management responsibilities. The Company's target PEO clients typically have limited resources available to effectively manage these matters. The Company believes that its ability to offer clients a broad mix of staffing and PEO services differentiates it from its competitors and benefits its clients through
(i) lower recruiting and personnel administration costs, (ii) decreases in payroll expenses due to lower workers' compensation and health insurance costs,
(iii) improvements in workplace safety and employee benefits, (iv) lower employee turnover and (v) reductions in management resources expended in employment-related regulatory compliance. For 1999, Barrett's staffing services revenues represented 56.1% of total revenues, compared to 43.9% for PEO services revenues.

         Barrett provides services to a diverse array of customers, including, among others, electronics manufacturers, various light-manufacturing industries, forest products and agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in numerous construction-related fields and various professional services firms. During 1999, the Company provided staffing services to approximately 6,800 customers. Although a majority of the Company's staffing customers are small to mid-sized businesses, during 1999 approximately 50 of the Company's customers each utilized Barrett employees in a number ranging from at least 200 employees to as many as 1,600 employees through various staffing services arrangements. In addition, Barrett had approximately 637 PEO clients at December 31, 1999, compared to 612 at December 31, 1998.

         The Company operates through a network of 37 branch offices in Oregon, California, Washington, Maryland, Delaware, Idaho, Arizona, North Carolina and South Carolina. Barrett also has several smaller recruiting offices in its general market areas under the direction of a branch office.

OPERATING STRATEGIES
         The Company's principal operating strategies are to: (i) provide a unique and efficient blend of staffing and PEO services, (ii) promote a decentralized and autonomous management philosophy and structure, (iii) leverage zone and branch level economies of scale, (iv) motivate employees through wealth sharing and (v) control workers' compensation costs through effective risk management.

GROWTH STRATEGIES
         The Company's principal growth strategies are to: (i) expand through acquisitions of human resource-related businesses in new and existing geographic markets, (ii) utilize a zone management structure to strengthen and expand operations and (iii) enhance management information systems to support continued growth and to improve customer services.

RECENT ACQUISITIONS
         On January 1, 1999, the Company acquired all of the outstanding common stock of Temporary Staffing Systems, Inc. ("TSS"), a staffing services company with eight branch offices in North Carolina and one in South Carolina. The Company paid $2,000,000 in cash and issued a note payable for $950,000 due January 31, 2000 (the "Note"), payment of which is contingent upon a minimum equity requirement for 1998 and certain financial performance criteria for 1999. The Company also paid $50,000 in cash for a noncompete agreement with the selling shareholder. TSS's revenues for the fiscal year ended March 29, 1998 were approximately $12.9 million (audited). The Company has provided notice to the former shareholder of TSS of the Company's intent to reduce the amount payable on the Note due to certain shortfalls. The parties have agreed to extend the due date of the Note until the former shareholder of TSS has completed a review of the proposed reductions as provided for in the Stock Purchase Agreement. See Note 17 of the Notes to Financial Statements following Item 14 of this report.

         On February 15, 1999, the Company acquired certain assets of TPM Staffing Services, Inc. ("TPM"), a staffing services company with three offices in Southern California - Lake Forest, Santa Ana and Anaheim. The Company paid $1,200,000 in cash for the assets of TPM and the selling shareholder's noncompete agreement. TPM's revenues for the year ended December 31, 1998 were approximately $5.7 million (unaudited).

         Effective May 31, 1999, the Company acquired certain assets of Temporary Skills Unlimited, Inc., d.b.a. TSU Staffing ("TSU"), a staffing services company with nine branch offices in Northern California. The Company paid $9,558,000 in cash and issued a note for $864,500, due one year from the date of acquisition. The Company also paid $100,000 for noncompete agreements. TSU's revenues for the year ended December 27, 1998 were approximately $25.0 million (audited).

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

THE COMPANY'S SERVICES
         Overview of Services. Barrett's services are typically provided through a variety of contractual arrangements, as part of either a traditional staffing service or a PEO service. These contractual arrangements also provide a continuum of human resource management services. While some services are more frequently associated with Barrett's co-employer arrangements, the Company's expertise in such areas as safety services and personnel-related regulatory compliance may also be utilized by its staffing services customers through the Company's human resource management services. The Company's range of services and expertise in human resource management encompasses five major categories:

         - Payroll Processing. For both the Company's staffing services and PEO employees, the Company performs all functions associated with payroll administration, including preparing and delivering paychecks, computing tax withholding and payroll deductions, handling garnishments, computing vacation and sick pay, and preparing W-2 forms and accounting reports through centralized operations at its headquarters in Portland, Oregon.

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

         - Safety Services. Barrett offers safety services to both its staffing services and PEO customers in keeping with its corporate philosophy of "making the workplace safer." The Company has at least one risk manager available at each branch office to perform workplace safety assessments for each of its customers and to recommend actions to achieve safer operations. The Company's services include safety training and safety manuals for both workers and supervisors, job-site visits and meetings, improvements in workplace procedures and equipment to further reduce the risk of injury, compliance with OSHA requirements, environmental regulations, workplace regulation by the U.S. Department of Labor and state agencies and accident investigations. As discussed under "Self-Insured Workers' Compensation Program" below, the Company also pays safety incentives to its customers who achieve improvements in workplace safety.

         -    Workers'  Compensation  Coverage.  Beginning in 1987,  the Company
              obtained  self-insured  employer status for workers'  compensation coverage in Oregon and is currently a qualified self-insured employer in many of the state and federal jurisdictions in which it operates. Through its third-party administrators, Barrett provides claims management services to its PEO customers. As discussed under "Self-Insured Workers' Compensation Program" below, the Company aggressively manages job injury claims, including identifying fraudulent claims and utilizing its staffing services to return workers to active employment earlier. As a result of its ability to manage workers' compensation costs, the Company is often able to reduce its clients' overall expenses arising out of job-related injuries and insurance.

         - Human Resource Administration. Barrett offers its clients the opportunity to leverage the Company's experience in personnel-related regulatory compliance. For both its staffing services employees and PEO clients, the Company handles the burdens of advertising, recruitment, skills testing, evaluating job applications and references, drug screening, criminal and motor vehicle records reviews, hiring, and compliance with such employment regulatory areas as immigration, the Americans with Disabilities Act, and federal and state labor regulations.

         Staffing Services. Barrett's staffing services include on-demand or short-term staffing assignments, contract staffing, long-term or indefinite-term on-site management and human resource administration. Short-term staffing involves employee demands caused by such factors as seasonality, fluctuations in customer demand, vacations, illnesses, parental leave, and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining additional permanent employees. As more and more companies focus on effectively managing variable costs and reducing overhead, the use of employees on a short-term basis allows firms to utilize the "just-in-time" approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.

         Contract staffing refers to the Company's responsibilities for the placement of employees for a period of more than three months or an indefinite period. This type of arrangement often involves outsourcing an entire department in a large corporation or providing the workforce for a large project.

         In an on-site management arrangement, Barrett places an experienced manager on site at a customer's place of business. The manager is responsible for conducting all recruiting, screening, interviewing, testing, hiring and employee placement functions at the customer's facility for a long-term or indefinite period.

         The Company's staffing services customers operate in a broad range of businesses, including forest products and agriculture-based companies, electronic manufacturers, transportation and shipping companies, food processors, professional firms and construction contractors. Such customers range in size from small local firms to companies with international operations, which use Barrett's services on a domestic basis. None of the Company's staffing services customers individually accounted for more than 5% of its total 1999 revenues.

         In 1999, the light industrial sector generated approximately 72% of the Company's staffing services revenues, while clerical office staff accounted for 16% of such revenues and technical personnel represented the balance of 12%. Light industrial workers in the Company's employ perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers and drafters of electronic parts.

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

         Barrett's staffing services employees are not under its direct control while placed at a customer's worksite. Barrett has not experienced any significant liability due to claims arising out of negligent acts or misconduct by its staffing services employees. The possibility exists, however, of claims being asserted against the Company which may exceed the Company's liability insurance coverage, with a resulting negative effect on the Company's financial condition.

         PEO Services. Many businesses, particularly those with a limited number of employees, find personnel administration requirements to be unduly complex and time consuming. These businesses often cannot justify the expense of a full-time human resources staff. In addition, the escalating costs of health and workers' compensation insurance in recent years, coupled with the increased complexity of laws and regulations affecting the workplace, have created a compelling opportunity for small to mid-sized businesses to outsource these managerial burdens. The outsourcing of non-core business functions, such as human resource administration, enables small enterprises to devote their limited resources to their core competencies.

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

         The Company began offering PEO services to Oregon customers in 1990 and subsequently expanded these services to other states. The Company has entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses with up to 100 employees. None of the Company's PEO clients individually accounted for more than 10% of its total annual revenues during 1999.

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

         The form of agreement also provides for indemnification of the Company by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety or immigration laws or regulations. The Company also requires the PEO client to maintain comprehensive liability coverage in the amount of $1,000,000 for acts of its worksite employees. In addition, the Company has excess liability insurance coverage. Although no claims exceeding such policy limits have been paid by the Company to date, the possibility exists that claims for amounts in excess of sums available to the Company through indemnification or insurance may be asserted in the future, which could adversely affect the Company's profitability.

SALES AND MARKETING
         The Company markets its services primarily through direct sales presentations by its branch office account managers. Barrett develops customer prospects through the utilization of state-of-the-art customer contact management software, which incorporates tailored databases of businesses purchased from a third-party vendor. The Company also obtains referrals from existing clients and other third parties, and places radio commercials and advertisements in various publications, including local newspapers, business magazines and the Yellow Pages.

BILLING
         Through centralized operations at the Company's headquarters in Portland, Oregon, the Company prepares invoices weekly for its staffing services customers and following the end of each payroll period for PEO clients. Health insurance premiums are passed through to PEO clients. The Company requires a deposit from most of its PEO clients. Payment terms for all PEO clients are due on the invoice date by way of electronic funds transfer.

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

         As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates, and as other data becomes available, these estimates are revised, which may result in increases or decreases in existing case reserves. Barrett has engaged a nationally-recognized, independent actuary to periodically review the Company's total workers' compensation claims liability and reserving practices. Based in part on such review, the Company believes its total accrued workers' compensation claims liabilities are adequate. It is possible, however, that the Company's actual future workers' compensation obligations may exceed the amount of its accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims, and the effect, if any, of claims incurred but not reported.

         Approximately one-fifth of the Company's total payroll exposure is in relatively high-risk industries with respect to workplace injuries, including trucking, construction and certain warehousing activities. A failure to successfully manage the severity and frequency of workers' compensation injuries will have a negative impact on the Company. Management maintains clear guidelines for its branch managers, account managers, and loss control specialists directly tying their continued employment with the Company to their diligence in understanding and addressing the risks of accident or injury associated with the industries in which client companies operate and in monitoring the compliance by clients with workplace safety requirements. The Company has a policy of "zero tolerance" for avoidable workplace injuries.

MANAGEMENT INFORMATION SYSTEMS
         The Company performs all functions associated with payroll administration through its internal management information system. Each branch office performs payroll data entry functions and maintains an independent database of employees and customers, as well as payroll and invoicing records. All processing functions are centralized at Barrett's corporate headquarters in Portland, Oregon. As the Company has previously reported, management initiated a project in mid-1997 to convert its information systems to new technologies which are expected to enable the Company to more effectively accommodate its anticipated growth. This hardware and software upgrade was completed and implemented on March 1, 2000. The Company estimates its total capital expenditures for this project to be approximately $4.3 million.

EMPLOYEES AND EMPLOYEE BENEFITS
         At December 31, 1999, the Company had approximately 23,590 employees, including approximately 16,100 staffing services employees, approximately 7,100 PEO employees and approximately 390 managerial, sales and administrative employees. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. During 1999, approximately 1% of the Company's employees were covered by a collective bargaining agreement. Each of Barrett's managerial, sales and administrative employees has entered into a standard form of employment agreement which, among other things, contains covenants not to engage in certain activities in competition with the Company for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. Barrett believes its employee relations are good.

         The Company's decentralized management structure relies heavily on its zone managers, each responsible for overseeing the operations of several branch offices. The Company believes that its zone managers possess the requisite business acumen and experience comparable to senior management of many of the Company's larger competitors. Accordingly, the efficiency of Barrett's operations is dependent upon its ability to attract and retain highly qualified, motivated individuals to serve as zone managers. This ability is also central to the Company's plans to expand through acquiring human resources related businesses in existing and new geographic areas. If the Company is unable to continue to recruit and retain individuals with the skills and experience required of zone managers, its operations may be adversely affected.

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

REGULATORY AND LEGISLATIVE ISSUES
         Business Operations. The Company is subject to the laws and regulations of the jurisdictions within which it operates, including those governing self-insured employers under the workers' compensation systems in Oregon, Washington, Maryland, Delaware, California and the U.S. Department of Labor for USL&H workers. An Oregon PEO company, such as Barrett, is required to be licensed as a worker-leasing company by the Workers' Compensation Division of the Oregon Department of Consumer and Business Services. Temporary staffing companies are expressly exempt from the Oregon licensing requirement. Oregon PEO companies are also required to ensure that each PEO client provides adequate training and supervision for its employees to comply with statutory requirements for workplace safety and to give 30 days written notice in the event of a termination of its obligation to provide workers' compensation coverage for PEO employees and other subject employees of a PEO client. Although compliance with these requirements imposes some additional financial risk on Barrett, particularly with respect to those clients who breach their payment obligation to the Company, such compliance has not had an adverse impact on Barrett's business to date.

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

COMPETITION
         The staffing  services and PEO  businesses are  characterized  by rapid growth and intense competition. The staffing services market includes competitors of all sizes, including several, such as Manpower, Inc., Kelly Services, Inc., RemedyTemp, Inc., Westaff, Inc. and Interim Services, Inc., that are national in scope and have substantially greater financial, marketing and other resources than the Company. In addition to national companies, Barrett competes with numerous regional and local firms for both customers and employees. There are relatively few barriers to entry into the staffing services business. The principal competitive factors in the staffing services industry are price, the ability to provide qualified workers in a timely manner and the monitoring of job performance. The Company attributes its internal growth in staffing services revenues to the cost-efficiency of its operations which permits the Company to price its services competitively, and to its ability through its branch office network to understand and satisfy the needs of its customers with competent personnel.

         Although there are believed to be at least 2,000 companies currently offering PEO services in the U.S., many of these potential competitors are located in states in which the Company presently does not operate. Barrett believes that there are approximately 60 firms offering PEO services in Oregon, but the Company has the largest presence in the state. During 1999, approximately 57% and 22% of the Company's PEO revenues were earned in Oregon and California, respectively.

         The Company may face additional PEO competition in the future from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. Certain PEO companies operating in areas in which Barrett does not now, but may in the future, offer its services have greater financial and marketing resources than the Company, such as Administaff, Inc., Staff Leasing, Inc. and Paychex, Inc., among others. Competition in the PEO industry is based largely on price, although service and quality can also provide competitive advantages. Barrett believes that its growth in PEO services revenues is attributable to its ability to provide small and mid-sized companies with the opportunity to provide enhanced benefits to their employees while reducing their overall personnel administration and workers' compensation costs. The Company's competitive advantage may be adversely affected by a substantial increase in the costs of maintaining its self-insured workers' compensation program. A general market decrease in the level of workers' compensation insurance premiums may also decrease demand for PEO services.

ITEM 2.       PROPERTIES

         The Company provides staffing and PEO services through all 37 of its branch offices. The following table shows the number of branch offices located in each state in which the Company operates. The Company's California and Oregon offices accounted for 40% and 39%, respectively, of its total revenues in 1999. The Company also leases office space in other locations in its market areas which it uses to recruit and place employees.

                                                Number of
                                                 Branch
               State                             Offices
              -------------------------     -----------------
               Arizona                              1
               California                          17
               Idaho                                2
               Oregon                               9
               Washington                           2
               Maryland                             2
               Delaware                             1
               North Carolina                       2
               South Carolina                       1

         The Company's corporate headquarters are located in an office building in Portland, Oregon, with approximately 9,200 square feet of office space. The building is subject to a mortgage loan with a principal balance of approximately $491,000 at December 31, 1999.

         The Company also owns  another  office  building in  Portland,  Oregon,
which  houses  its   Portland/Bridgeport   branch   office.   The  building  has
approximately 7,000 square feet of office space.

         Barrett leases office space for its other branch offices. At December 31, 1999, such leases had expiration dates ranging from less than one year to five years, with total minimum payments through 2004 of approximately $3,288,000.

ITEM 3.       LEGAL PROCEEDINGS
-------------------------------

        There were no material legal proceedings pending against the Company at December 31, 1999, or during the period beginning with that date through March 28, 2000.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1999.

         EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table identifies, as of February 29, 2000, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

                                                                                   Officer
           Name              Age    Principal Positions and Business Experience     Since
    ---------------------------------------------------------------------------------------

     William W. Sherertz      54    President; Chief Executive Officer; Director     1980

     Michael D. Mulholland    48    Vice President-Finance and Secretary; Chief      1994
                                    Financial Officer

     Gregory R. Vaughn        44    Vice President                                   1998

     James D. Miller          36    Controller and Assistant Secretary;              1994
                                    Principal Accounting Officer

-------------------------------

         William W. Sherertz has acted as Chief Executive Officer of the Company since 1980. He has also been a director of the Company since 1980, and was appointed President of the Company in March 1993. Mr. Sherertz also serves as Chairman of the Board of Directors.

         Michael D. Mulholland joined the Company in August 1994 as Vice President-Finance and Secretary. From 1988 to 1994, Mr. Mulholland was employed by Sprouse-Reitz Stores Inc., a former Nasdaq-listed retail company, serving as its Executive Vice President, Chief Financial Officer and Secretary. Prior to Sprouse, Mr. Mulholland held senior management positions with Lamb-Weston, Inc., a food processing company from 1985 to 1988, and Keil, Inc., a regional retail company, from 1978 to 1985. Mr. Mulholland, a certified public accountant on inactive status, was also employed by Touche Ross & Co., now known as Deloitte & Touche LLP.

         Gregory R. Vaughn joined the Company in July 1997 as Operations Manager. Mr. Vaughn was appointed Vice President in January 1998. Prior to joining Barrett, Mr. Vaughn was Chief Executive Officer of Insource America, Inc., a privately-held human resource management company headquartered in Portland, Oregon, since 1996. Mr. Vaughn has also held senior management positions with Sundial Time Systems, Inc. from 1995 to 1996 and Continental Information Systems, Inc. from 1990 to 1994. Previously, Mr. Vaughn was employed as a technology consultant by Price Waterhouse LLP.

         James D. Miller joined the Company in January 1994 as Controller. From 1991 to 1994, he was the Corporate Accounting Manager for Christensen Motor Yacht Corporation. Mr. Miller, a certified public accountant on inactive status, was employed by Price Waterhouse LLP from 1987 to 1991.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS
---------------------------------------------------------------------------

         The Company's common stock (the "Common Stock") trades on The Nasdaq Stock Market under the symbol "BBSI." At February 29, 2000, there were 68 stockholders of record and approximately 630 beneficial owners of the Common Stock. The Company has not declared or paid any cash dividends since the closing of its initial public offering of Common Stock on June 18, 1993, and has no present plan to pay any cash dividends in the foreseeable future. The following table presents the high and low sales prices of the Common Stock for each quarterly period during the last two fiscal years, as reported by The Nasdaq Stock Market:

          1998                            High               Low
          ----                            ----               ---
          First Quarter                 $ 12.00           $ 10.25
          Second Quarter                  13.38              9.13
          Third Quarter                   10.88              7.88
          Fourth Quarter                   9.38              6.00

          1999                            High               Low
          ----                            ----               ---
          First Quarter                  $ 9.06            $ 5.25
          Second Quarter                   9.25              5.88
          Third Quarter                   10.25              7.75
          Fourth Quarter                   8.38              5.50

ITEM 6.       SELECTED FINANCIAL DATA
-------------------------------------

         The following selected financial data should be read in conjunction with the Company's financial statements and the accompanying notes listed in
Item 14 of this report.

                                                                          Year Ended December 31
                                                      -----------------------------------------------------------------
                                                         1999          1998         1997         1996           1995
                                                      ---------     ---------    ---------     ---------     ----------
                                                                    (In thousands, except per share data)
Statement of Operations Data:
Revenues:
   Staffing services...............................   $ 194,991     $ 165,443    $ 177,263      $ 130,746     $ 113,437
   Professional employer services..................     152,859       137,586      128,268        101,206        79,480
                                                     ----------    ----------    ---------      ---------     ---------
       Total.......................................     347,850       303,029      305,531        231,952       192,917
                                                     ----------    ----------    ---------      ---------     ---------
Cost of revenues:
   Direct payroll costs............................     270,049       235,265      236,307        176,686       146,490
   Payroll taxes and benefits......................      28,603        25,550       27,226         20,414        16,139
   Workers' compensation...........................      11,702        10,190       10,584          8,173         7,710
                                                     ----------    ----------    ---------      ---------     ---------
       Total.......................................     310,354       271,005      274,117        205,273       170,339
                                                     ----------    ----------    ---------      ---------     ---------
Gross margin.......................................      37,496        32,024       31,414         26,679        22,578
Selling, general, and administrative expenses......      26,551        23,481       24,011         18,534        15,496
Merger expenses....................................          --           750           --             --            --
Amortization of intangibles........................       1,867         1,316        1,332            860           606
                                                     ----------    ----------    ---------      ---------     ---------
Income from operations.............................       9,078         6,477        6,071          7,285         6,476
                                                     ----------    ----------    ---------      ---------     ---------
Other (expense) income:
   Interest expense................................        (634)         (173)        (247)          (122)         (154)
   Interest income.................................         357           441          362            554           400
   Other, net......................................          32            (1)           1             --            32
                                                     ----------    ----------    ---------      ---------     ---------
       Total.......................................        (245)          267          116            432           278
                                                     ----------    ----------    ---------      ---------     ---------
Income before provision for income taxes...........       8,833         6,744        6,187          7,717         6,754
Provision for income taxes.........................       3,684         2,923        2,342          2,749         2,566
                                                     ----------    ----------    ---------      ---------     ---------
       Net income..................................   $   5,149     $   3,821    $   3,845      $   4,968     $   4,188
                                                     ==========    ==========    =========      =========     =========
Basic net income per share.........................   $     .68     $     .50    $     .50      $     .65     $     .57
                                                     ==========    ==========    =========      =========     =========
Weighted average basic shares......................       7,581         7,664        7,646          7,602         7,358
                                                     ==========    ==========    =========      =========     =========
Diluted net income per share.......................   $     .68     $     .50    $     .49      $     .64     $     .55
                                                     ==========    ==========    =========      =========     =========
Weighted average diluted shares....................       7,627         7,711        7,780          7,823         7,564
                                                     ==========    ==========    =========      =========     =========


                                                                              As of December 31
                                                     ------------------------------------------------------------------
                                                         1999          1998           1997          1996         1995
                                                     ------------  ------------   ------------- ------------ ----------
                                                                               (In thousands)
Selected Balance Sheet Data:

Working capital....................................   $   7,688     $  13,272    $  10,201      $  11,489     $   8,387

Total assets.......................................      70,740        52,770       50,815         44,063        32,450

Long-term debt, net of current portion.............       4,232           503          573          1,107           875

Stockholders' equity...............................      37,329        33,702       30,231         25,629        20,139

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
OVERVIEW
         The Company's revenues consist of staffing services and professional employer organization ("PEO") services. Staffing services revenues consist of short-term staffing, contract staffing and on-site management. PEO services refer exclusively to co-employer contractual agreements with PEO clients. The Company's revenues represent all amounts billed to customers for direct payroll, related employment taxes, workers' compensation coverage and a service fee (equivalent to a mark-up percentage). The Company's Oregon and California offices accounted for approximately 79% of its total revenues in 1999. Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company's financial results.

         The Company's cost of revenues is comprised of direct payroll costs, payroll taxes and employee benefits, workers' compensation and safety incentives. Direct payroll costs represent the gross payroll earned by employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer's portion of Social Security and Medicare taxes, federal unemployment taxes, state unemployment taxes and employee reimbursements for materials, supplies and other expenses, which are paid by the customer. Workers' compensation expense consists primarily of the costs associated with the Company's self-insured workers' compensation program, such as claims reserves, claims administration fees, legal fees, state and federal administrative agency fees and reinsurance costs for catastrophic injuries. The Company also maintains a large-deductible workers' compensation insurance policy for employees working in states where the Company is not currently self-insured. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers' compensation claims cost objectives.

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

         Selling, general and administrative expenses represent both branch office and corporate-level operating expenses. Branch operating expenses consist primarily of branch office staff payroll and payroll related costs, advertising, rent, office supplies, depreciation and branch incentive compensation. Branch incentive compensation represents a combined 15% of branch pretax profits, of which 10% is paid to the branch manager and 5% is shared among the office staff. Corporate-level operating expenses consist primarily of executive and office staff payroll and payroll related costs, professional and legal fees, travel, depreciation, occupancy costs, information systems costs and executive and corporate staff incentive bonuses.

         Amortization of intangibles consists primarily of the amortization of the costs of acquisitions in excess of the fair value of net assets acquired (goodwill). The Company uses a 15-year estimate as the useful life of goodwill, as compared to the 40-year maximum permitted by generally accepted accounting principles, and amortizes such cost using the straight-line method. Other intangible assets, such as software costs, customer lists and covenants not to compete, are amortized using the straight-line method over their estimated useful lives, which range from two to 15 years.

FORWARD-LOOKING INFORMATION
         Statements in this Item or in Item 1 of this report which are not historical in nature, including discussion of economic conditions in the Company's market areas, the potential for and effect of recent and future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the tax-qualified status of the Company's 401(k) savings plan and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, uncertainties regarding government regulation of PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS
         The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the years ended December 31, 1999, 1998 and 1997, listed in Item 14 of this report. The Company's merger with Western Industrial Management, Inc. and a related company (together, "WIMI"), in June 1998 was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements have been restated for prior periods to give effect to the merger. Certain 1998 and 1997 cost of revenue amounts have been reclassified to conform with the 1999 presentation. Such reclassifications had no impact on gross margin, net income or stockholders' equity. References to the Notes to Financial Statements appearing below are to the notes to the Company's financial statements listed in
Item 14 of this report.

                                                                                    Percentage of Total Revenues
                                                                           ------------------------------------------
                                                                                    Years Ended December 31,
                                                                            1999              1998              1997
                                                                           ------            ------            ------
Revenues:
     Staffing services.................................................       56.1%            54.6%             58.0%
     Professional employer services....................................       43.9             45.4              42.0
                                                                             -----            -----             -----
         Total revenues................................................      100.0            100.0             100.0
                                                                             -----            -----             -----
Cost of revenues:
     Direct payroll costs..............................................       77.6             77.6              77.3
     Payroll taxes and benefits........................................        8.2              8.4               8.9
     Workers' compensation.............................................        3.4              3.4               3.5
                                                                             -----            -----             -----
         Total cost of revenues........................................       89.2             89.4              89.7
                                                                             -----            -----             -----
Gross margin...........................................................       10.8             10.6              10.3
Selling, general and administrative expenses...........................        7.6              7.8               7.9
Merger expenses........................................................         -               0.2                -
Amortization of intangibles............................................        0.5              0.4               0.4
                                                                             -----            -----             -----
Income from operations.................................................        2.7              2.2               2.0
Other(expense)income...................................................       (0.1)             0.1                -
                                                                             -----            -----             -----
Pretax income..........................................................        2.6              2.3               2.0
Provision for income taxes.............................................        1.1              1.0               0.7
                                                                             -----            -----             -----
Net income.............................................................        1.5%             1.3%              1.3%
                                                                             =====            =====             =====

YEARS ENDED DECEMBER 31, 1999 AND 1998
         Net income for 1999 amounted to $5,149,000, an increase of $1,328,000 or 34.8% over 1998 net income of $3,821,000. The increase in net income was attributable to a higher gross margin percent owing to lower payroll taxes and benefits, as well as lower selling, general and administrative expenses, expressed as a percentage of revenues. In addition, 1998 included $750,000 of merger expenses related to the Company's June 1998 pooling-of-interests merger with Western Industrial Management, Inc. Basic and diluted earnings per share for 1999 were $.68 as compared to $.50 for both basic and diluted earnings per share for 1998.

         Revenues for 1999 totaled $347,850,000, an increase of approximately $44,821,000 or 14.8% over 1998 revenues of $303,029,000. The increase in total revenues was primarily due to the TSS, TPM and TSU acquisitions, which were consummated in the first half of 1999. The internal growth rate for revenues was 3.3% for 1999, although it improved to 11.5% for the fourth quarter of 1999.

         Staffing services revenue increased $29,548,000 or 17.9%, while professional employer services revenue increased $15,273,000 or 11.1%, which resulted in an increase in the share of staffing services to 56.1% of total revenues for 1999, as compared to 54.6% for 1998. The increase in staffing services revenue for 1999 was primarily attributable to the three acquisitions made during 1999. The share of professional employer services revenues had a corresponding decrease from 45.4% of total revenues for 1998 to 43.9% for 1999.

         Gross margin for 1999 totaled $37,496,000, which represented an increase of $5,472,000 or 17.1% over 1998. The gross margin percent increased from 10.6% of revenues for 1998 to 10.8% for 1999. The increase in the gross margin percentage was due to lower payroll taxes and benefits for 1999, primarily attributable to lower state unemployment tax rates in certain states in which the Company does business. The Company expects gross margin, as a percentage of revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, as well as the adequacy of its estimates for workers' compensation liabilities, which may be negatively affected by unanticipated adverse loss development of claims reserves.

         Selling, general and administrative ("SG&A") expenses consist of compensation and other expenses incident to the operation of the Company's headquarters and the branch offices and the marketing of its services. SG&A expenses (excluding the amortization of intangibles) for 1999 amounted to $26,551,000, an increase of $3,070,000 or 13.1% over 1998. SG&A expenses, expressed as a percentage of revenues, decreased from 7.8% for 1998 to 7.6% for 1999. The increase in total SG&A dollars was primarily due to management payroll, advertising expense, rent expense and increased profit sharing and related taxes in connection with the 21 additional branch offices acquired in the TSS, TPM and TSU acquisitions.

         Amortization of intangibles totaled $1,867,000 or 0.5% of revenues for 1999, which compares to $1,316,000 or 0.4% of revenues for 1998. The increased amortization expense was primarily due to the amortization of intangibles recognized in the 1999 acquisitions of TSS, TPM and TSU.

         The Company's effective income tax rate for 1999 was 41.7%, as compared to 43.3% for 1998. The higher 1998 effective rate was primarily attributable to the nondeductibility of certain merger expenses.

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

         A PEO company headquartered in Texas stated publicly over four years ago that the IRS National Office was being requested by the IRS Houston District to issue a Technical Advice Memorandum ("TAM") on the PEO worksite employee issue in connection with an ongoing audit of a plan of the Texas PEO company. The stated purpose of TAMs is to help IRS personnel in closing cases and to establish and maintain consistent holdings. The IRS's position is that TAMs are not precedential; that is, they are limited to the particular taxpayer involved and that taxpayer's set of facts.

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

YEARS ENDED DECEMBER 31, 1998 AND 1997
         Net income for 1998 amounted to $3,821,000, a decrease of $24,000 or 0.6% from 1997 net income of $3,845,000. The small decrease in 1998 net income from 1997 was primarily due to $750,000 of merger expenses in connection with the WIMI transaction and a higher income tax rate, offset in part by the effect of a higher gross margin percent and lower SG&A expenses. Diluted net income per share for 1998 was $0.50 compared to $0.49 for 1997.

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

         Workers' compensation expense decreased from 3.5% of revenues for 1997 to 3.4% of revenues for 1998. The decrease in workers' compensation expense for 1998 was generally attributable to a lower incidence of injuries during 1998, as compared to 1997.

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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS
         The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims experience for workers' compensation, demand and competition for the Company's services and the effect of acquisitions. The Company's revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its PEO clients in the agriculture and forest products-related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter, as well as adverse loss development of prior period claims during a subsequent quarter.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's cash position at December 31, 1999 decreased by $3,479,000 from December 31, 1998. The decrease in cash at December 31, 1999 was primarily due to cash used in investing activities of $15,437,000, principally in connection with three acquisitions made since January 1, 1999, offset in part by proceeds from operating activities of $3,433,000 and financing activities of $8,525,000 arising from the Company's bank term loan and borrowings on its unsecured credit line.

         Net cash provided by operating activities for 1999 amounted to $3,433,000, as compared to $4,246,000 for 1998. For 1999, cash flow was primarily generated by net income and depreciation and amortization, coupled with an increase of $2,030,000 in accrued payroll and benefits, offset in part by an increase in accounts receivable of $5,568,000.

         Net cash used in investing activities totaled $15,437,000 for 1999, as compared to $1,679,000 for 1998. For 1999, cash used in investing activities was primarily for the acquisitions of TSS, TPM and TSU totaling $13,157,000 and for capital expenditures of $2,024,000. Approximately $1,400,000 of the total capital expenditures was related to new computer hardware and software for the Company's new management information system, which was implemented on March 1, 2000. The Company presently has no material long-term capital commitments.

         Net cash provided by financing activities for 1999 amounted to $8,525,000, which compares to $1,977,000 of net cash used in financing activities in 1998. For 1999, the primary source of cash provided by financing activities was an $8,000,000 term loan obtained from the Company's principal bank and $4,882,000 of net borrowings on the Company's credit line, offset in part by payments on long-term debt of $1,772,000 and common stock repurchases of $1,498,000. The term loan was obtained to provide financing for the TSU acquisition and, at December 31, 1999, had an outstanding principal balance of $6,444,000.

         The Company renegotiated its loan agreement with its principal bank which provides for an unsecured revolving credit facility of $12.0 million and an $8.0 million 3-year term loan. This loan agreement, which expires May 31, 2000, also includes a subfeature for standby letters of credit in connection with certain workers' compensation surety arrangements, as to which approximately $2.0 million was outstanding as of December 31, 1999. The Company had an outstanding balance of $4,882,000 on the revolving credit facility at December 31, 1999. See Note 7 of the Notes to Financial Statements. Effective December 31, 1999, the Company negotiated a minor modification to the quarterly financial covenants of its loan agreement with its principal bank. The Company requested that the minimum working capital requirement be replaced by a minimum current ratio. In exchange for this accommodation, the Company agreed to an increase in the trailing four-quarter EBITDA requirement. The Company was in compliance with the financial covenants in the loan agreement at December 31, 1999. Management expects that the funds anticipated to be generated from operations, together with the bank-provided credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

         On February 26, 1999, the Company's Board of Directors authorized a stock repurchase program to purchase up to 250,000 common shares from time to time in open market purchases. On November 10, 1999, the Company's Board of Directors authorized the repurchase of an additional 200,000 shares, thereby increasing the total number of common shares authorized for repurchase to 450,000. During 1999, the Company repurchased 219,000 shares at an aggregate price of $1,498,000. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances and other available resources.

INFLATION
         Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

YEAR 2000 READINESS
         As the Company previously reported, its mission-critical legacy systems were believed to be Year 2000 compliant prior to December 31, 1999. Such compliance was achieved through minor reprogramming by internal staff at no incremental cost to the Company. The Company's non-mission critical systems were also brought into compliance in a timely fashion at a very minimal cost.

         As discussed above in Part I, Item 1, "Management Information Systems," the Company implemented its new information system on March 1, 2000. The new information system project was initiated in mid-1997 to accommodate the anticipated growth of the Company and was unrelated to the Year 2000 compliance issue.

         Subsequent to December 31, 1999, the Company has not experienced any significant problems with any of its internal information systems or any interruption of products or services from any vendors.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------------

         The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of December 31, 1999, the Company had interest-bearing debt obligations of approximately $13.8 million, of which approximately $11.3 million bears interest at a variable rate and approximately $2.5 million at a fixed rate of interest. The variable rate debt is comprised of approximately $4.9 million outstanding under an unsecured revolving credit facility, which bears interest at the Federal Funds rate plus 1.25%. The Company also has an unsecured three-year term note with its principal bank, which bears interest at LIBOR plus 1.35%. Based on the Company's overall interest exposure at December 31, 1999, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of December 31, 1999, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------------

         The financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------
         None.

                                    PART III

ITEM 10.      INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE
-------------------------------------------------------------

         The information required by Item 10, Directors and Executive Officers of the Registrant, is incorporated herein by reference to the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders ("Proxy Statement"), under the headings "Election of Directors" and "Stock Ownership by Principal Stockholders and Management--Section 16(a) Beneficial Ownership Reporting Compliance" or appears under the heading "Executive Officers of the Registrant" on page 13 of this report. The information required by Item 11, Executive Compensation, is incorporated herein by reference to the Proxy Statement, under the headings "Executive Compensation" and "Election of Directors--Compensation Committee Interlocks and Insider Participation." The information required by Item 12, Security Ownership of Certain Beneficial Owners and Management, is incorporated herein by reference to the Proxy Statement, under the heading "Stock Ownership by Principal Stockholders and Management--Beneficial Ownership Table." The information required by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Proxy Statement, under the heading "Election of Directors--Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K
---------------------------------------------------------------------

FINANCIAL STATEMENTS AND SCHEDULES
The   Financial    Statements,    together   with   the   report    thereon   of
PricewaterhouseCoopers LLP, are included on the pages indicated below:

                                                                      Page
                                                                      ----
Report of Independent Accountants                                      F-1

Balance Sheets - December 31, 1999 and 1998                            F-2

Statements of Operations for the Years Ended December 31,
 1999, 1998 and 1997                                                   F-3

Statements of Redeemable Common Stock and Nonredeemable
 Stockholders' Equity - December 31, 1999, 1998 and 1997               F-4

Statements of Cash Flows for the Years Ended December 31,
 1999, 1998 and 1997                                                   F-5

Notes to Financial Statements                                          F-6

No schedules are required to be filed herewith.

REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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

BARRETT BUSINESS SERVICES, INC.
Registrant

Date:  March 28, 2000                By:  /s/ Michael D. Mulholland
                                          ---------------------------------
                                          Michael D. Mulholland
                                          Vice President - Finance and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 2000.

Principal Executive Officer and Director:


*WILLIAM W. SHERERTZ                       President and Chief Executive Officer
                                           and Director

Principal Financial Officer:

/s/ Michael D. Mulholland                  Vice President-Finance and Secretary
----------------------------------
Michael D. Mulholland

Principal Accounting Officer:

/s/ James D. Miller                        Controller and Assistant Secretary
----------------------------------
James D. Miller

Other Directors:

* ROBERT R. AMES                           Director

* HERBERT L. HOCHBERG                      Director

* ANTHONY MEEKER                           Director

* STANLEY G. RENECKER                      Director

* NANCY B. SHERERTZ                        Director

* By     /s/ Michael D. Mulholland
         ---------------------------
         Michael D. Mulholland
         Attorney-in-Fact

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Barrett Business Services, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, of redeemable common stock and nonredeemable stockholder' equity and of cash flows present fairly, in all material respects, the financial position of Barrett Business Services, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

February 9, 2000

BARRETT BUSINESS SERVICES, INC.
BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                              1999         1998
                                                                                            --------     --------
                                               ASSETS


Current assets:
    Cash and cash equivalents                                                               $    550     $  4,029
    Trade accounts receivable, net                                                            30,216       21,907
    Prepaid expenses and other                                                                 1,219        1,103
    Deferred tax assets (Note 12)                                                              1,658        1,857
                                                                                            --------     --------
      Total current assets                                                                    33,643       28,896

    Intangibles, net (Note 4)                                                                 21,945       11,508
    Property and equipment, net (Notes 5 and 8)                                                7,027        5,184
    Restricted marketable securities and workers' compensation deposits (Note 6)               6,281        6,004
    Deferred tax assets (Note 12)                                                                712          552
    Other assets                                                                               1,132          626
                                                                                            --------     --------
                                                                                            $ 70,740     $ 52,770
                                                                                            ========     ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable (Note 2)                                                                  $    865     $      -
    Current portion of long-term debt (Note 8)                                                 2,783           61
    Line of credit (Note 7)                                                                    4,882            -
    Income taxes payable (Note 12)                                                                 -          438
    Accounts payable                                                                           1,356          948
    Accrued payroll, payroll taxes and related benefits                                       11,437        9,246
    Workers' compensation claim and safety incentive liabilities (Note 6)                      4,219        4,417
    Other accrued liabilities                                                                    413          514
                                                                                            --------     --------
      Total current liabilities                                                               25,955       15,624

Long-term debt, net of current portion (Note 8)                                                4,232          503
Customer deposits                                                                                815          829
Long-term workers' compensation claim liabilities (Note 6)                                       699          714
Other long-term liabilities (Note 2)                                                           1,710        1,398
                                                                                            --------     --------
                                                                                              33,411       19,068
                                                                                            --------     --------
Commitments and contingencies (Notes 9, 10, 15 and 17)

Stockholders' equity:
    Common stock, $.01 par value; 20,500 shares authorized, 7,461 and 7,676
      shares issued and outstanding (Notes 13 and 14)                                             75           77
    Additional paid-in capital                                                                 9,889       11,409
    Retained earnings                                                                         27,365       22,216
                                                                                            --------     --------
                                                                                              37,329       33,702
                                                                                            --------     --------
                                                                                            $ 70,740     $ 52,770
                                                                                            ========     ========

   The accompanying notes are an integral part of these financial statements.

BARRETT BUSINESS SERVICES, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 1999            1998            1997
                                                             ------------  -------------   -------------
Revenues:
    Staffing services                                        $   194,991    $   165,443     $   177,263
    Professional employer services                               152,859        137,586         128,268
                                                             -----------   -------------   -------------
                                                                 347,850        303,029         305,531
                                                             ------------  -------------   -------------
Cost of revenues:
    Direct payroll costs                                         270,049        235,265         236,307
    Payroll taxes and benefits                                    28,603         25,550          27,226
    Workers' compensation (Note 6)                                11,702         10,190          10,584
                                                             ------------  -------------   -------------
                                                                 310,354        271,005         274,117
                                                             ------------  -------------   -------------
      Gross margin                                                37,496         32,024          31,414

Selling, general and administrative expenses                      26,551         23,481          24,011
Merger expenses                                                        -            750               -
Amortization of intangibles (Note 4)                               1,867          1,316           1,332
                                                             ------------  -------------   -------------
      Income from operations                                       9,078          6,477           6,071
                                                             ------------  -------------   -------------
Other (expense) income:
    Interest expense                                                (634)          (173)           (247)
    Interest income                                                  357            441             362
    Other, net                                                        32             (1)              1
                                                             ------------  -------------    ------------
                                                                    (245)           267             116
                                                             ------------  -------------    ------------
      Income before provision for income taxes                     8,833          6,744           6,187

Provision for income taxes (Note 12)                               3,684          2,923           2,342
                                                             ------------   ------------    ------------
      Net income                                             $     5,149    $     3,821     $     3,845
                                                             ============   ============    ============
Basic earnings per share                                     $       .68    $       .50     $       .50
                                                             ============   ============    ============
Weighted average number of basic shares outstanding                7,581          7,664           7,646
                                                             ============   ============    ============
Diluted earnings per share                                   $       .68    $       .50     $       .49
                                                             ============   ============    ============
Weighted average number of diluted shares outstanding              7,627          7,711           7,780
                                                             ============   ============    ============

    The accompanying notes are an integral part of these financial statements.

BARRETT BUSINESS SERVICES, INC.
STATEMENTS OF REDEEMABLE COMMON STOCK AND NONREDEEMABLE STOCKHOLDERS' EQUITY DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS)

                                                                                Nonredeemable Stockholders' Equity
                                                       Redeemable       ----------------------------------------------
                                                      Common Stock          Common Stock      Additional
                                                 --------------------   -------------------     Paid-in      Retained
                                                  Shares      Amount     Shares     Amount      Capital      Earnings      Total
                                                 --------    --------   --------   --------   ----------    ----------   ----------
Balance, December 31, 1996                           159     $ 2,825     7,520      $  75     $ 11,004      $  14,550    $  25,629

Common stock issued on exercise of options
    and warrants                                       -           -       118          1          756              -          757
Redemption of redeemable common stock               (159)     (2,825)        -          -            -              -            -
Net income                                             -           -         -          -            -          3,845        3,845
                                                 --------    --------   --------   --------   ----------    ----------   ----------
Balance, December 31, 1997                             -           -     7,638         76       11,760         18,395       30,231

Common stock issued on exercise of options
    and warrants                                       -           -        38          1          168              -          169
Distribution to dissenting shareholder in
    connection with merger (Note 2)                    -           -         -          -         (519)             -         (519)
Net income                                             -           -         -          -            -          3,821        3,821
                                                 --------    --------   --------   --------   ----------    ----------   ----------
Balance, December 31, 1998                             -           -     7,676         77       11,409         22,216       33,702

Common stock issued on exercise of options
    and warrants                                       -           -         9          -           34              -           34
Repurchase of common stock                             -           -      (219)        (2)      (1,496)             -       (1,498)
Payment to shareholder                                 -           -         -          -          (58)             -          (58)
Common stock cancelled (Note 2)                        -           -        (5)         -            -              -            -
Net income                                             -           -         -          -            -          5,149        5,149
                                                 --------    --------   --------   --------   ----------    ----------   ----------

Balance, December 31, 1999                             -     $     -     7,461     $   75     $  9,889      $  27,365    $  37,329
                                                 ========    ========   ========   ========   =========     ==========   ==========

   The accompanying notes are an integral part of these financial statements.
                                       F-4

BARRETT BUSINESS SERVICES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS)

                                                                                      1999       1998        1997
                                                                                  ----------- ----------  ---------
Cash flows from operating activities:
    Net income                                                                     $   5,149   $  3,821    $ 3,845
    Reconciliations of net income to net cash provided by operating activities:
      Depreciation and amortization                                                    2,461      1,785      1,765
      Deferred taxes                                                                     156       (323)      (727)
      Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
           Trade accounts receivable, net                                             (5,568)      (856)      (332)
           Prepaid expenses and other                                                    (57)       128       (179)
           Income taxes payable                                                         (438)       438          -
           Accounts payable                                                              261       (188)        73
           Accrued payroll, payroll taxes and related benefits                         2,030       (788)     2,180
           Other accrued liabilities                                                    (153)       100       (316)
           Workers' compensation claim and safety incentive liabilities                 (198)       204        958
           Customer deposits, other liabilities and other assets, net                   (522)      (443)       (16)
           Other long-term liabilities                                                   312        368         30
                                                                                  ----------- ----------  ---------
      Net cash provided by operating activities                                        3,433      4,246      7,281
                                                                                  ----------- ----------  ---------
Cash flows from investing activities:
    Cash paid for acquisitions, including other direct costs                         (13,157)      (693)    (2,227)
    Purchase of property and equipment, net of amounts purchased in
      acquisitions                                                                    (2,024)    (1,077)    (1,497)
    Proceeds from maturities of marketable securities                                  2,415      5,532      5,343
    Purchase of marketable securities                                                 (2,671)    (5,441)    (5,731)
                                                                                  ----------- ----------  ---------
      Net cash used in investing activities                                          (15,437)    (1,679)    (4,112)
                                                                                  ----------- ----------  ---------
Cash flows from financing activities:
    Payment of credit line assumed in acquisition                                     (1,113)         -       (401)
    Net proceeds from (payments on) credit-line borrowings                             4,882       (887)       701
    Proceeds from collection of note receivable                                            -          -        324
    Proceeds from issuance of long-term debt                                           8,000          -        180
    Payments on long-term debt                                                        (1,722)      (740)       (89)
    Distribution to dissenting shareholder                                                 -       (519)         -
    Payment to shareholder                                                               (58)         -          -
    Repurchase of common stock                                                        (1,498)         -          -
    Redemption of common stock                                                             -          -     (2,825)
    Proceeds from the exercise of stock options and warrants                              34        169        757
                                                                                  ----------- ----------  ---------
      Net cash provided by (used in) financing activities                              8,525     (1,977)    (1,353)
                                                                                  ----------- ----------  ---------
      Net (decrease) increase in cash and cash equivalents                            (3,479)       590      1,816

Cash and cash equivalents, beginning of year                                           4,029      3,439      1,623
                                                                                  ----------- ----------  ---------
Cash and cash equivalents, end of year                                             $     550   $  4,029    $ 3,439
                                                                                  =========== =========   =========
Supplemental schedule of noncash activities:
    Acquisition of other businesses:
      Cost of acquisitions in excess of fair market value of net assets acquired    $ 12,304     $  683    $ 3,160
      Tangible assets acquired                                                         3,364         10        674
      Liabilities assumed                                                              1,646          -      1,607
      Note payable issued in connection with acquisition                                 865          -          -


   The accompanying notes are an integral part of these financial statements.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS
     Barrett Business Services, Inc. ("Barrett" or the "Company"), a Maryland corporation, is engaged in providing staffing and professional employer services to a diversified group of customers through a network of branch offices throughout Oregon, Washington, Idaho, California, Arizona, Maryland, Delaware, North Carolina and South Carolina. Approximately 79%, 81% and 85%, respectively, of the Company's revenues during 1999, 1998, and 1997 were attributable to its Oregon and California operations. On June 29, 1998, the Company merged with Western Industrial Management, Inc. and Catch 55, Inc. (collectively "WIMI"). The transaction was accounted for as a pooling-of-interests pursuant to Accounting Principles Board ("APB") Opinion No. 16 and, accordingly, the Company's financial statements have been restated for all prior periods to give effect to the merger, as more fully described in Note 2.

     REVENUE RECOGNITION
     The Company recognizes revenue as services are rendered by its workforce. Staffing services are engaged by customers to meet short-term and long-term personnel needs. Professional employer services are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, renewable annually, which cover all employees at a particular worksite.

     CASH AND CASH EQUIVALENTS
     The Company considers non-restricted short-term investments, which are highly liquid, readily convertible into cash, and have original maturities of less than three months, to be cash equivalents for purposes of the statements of cash flows.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS
     The Company had an allowance for doubtful accounts of $335,000 and $262,000 at December 31, 1999 and 1998, respectively.

     MARKETABLE SECURITIES
     At December 31, 1999 and 1998, marketable securities consisted primarily of governmental debt instruments with maturities generally from 90 days to 30 years (see Note 6). Marketable securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of marketable securities are included in other (expense) income on the Company's statements of operations.

     INTANGIBLES
     Intangible assets consist primarily of identifiable intangible assets acquired and the cost of acquisition in excess of the fair value of net assets acquired (goodwill). Intangible assets acquired are recorded at their estimated fair value at the acquisition date.

     The Company uses a 15-year estimate as the estimated economic useful life of goodwill. This life is based on an analysis of industry practice and the factors influencing the acquisition decision. Other intangible assets are amortized on the straight-line method over their estimated useful lives, ranging from 2 to 15 years. (See Note 4.)

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INTANGIBLES (CONTINUED)
     The Company reviews for asset impairment when events or changes in circumstances indicate that the carrying amount of intangible assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from the intangible assets. If the estimated net cash flows are less than the carrying amount of the intangible asset, the Company recognizes an impairment loss in an amount necessary to write down the intangible asset to a fair value as determined from expected future discounted cash flows. No write-down for impairment loss was recorded for the years ended December 31, 1999, 1998 and 1997.

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

     STATEMENTS OF CASH FLOWS
     Interest paid during 1999, 1998 and 1997 did not materially differ from interest expense.

     Income taxes paid by the Company in 1999, 1998 and 1997 totaled $4,181,000, $2,623,000 and $3,224,000, respectively.

     NET INCOME PER SHARE
     Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options and warrants.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECLASSIFICATIONS
     Certain prior year amounts have been reclassified to conform with the 1999 presentation. Such reclassifications had no impact on gross margin, net income or stockholders' equity.

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

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

2.   BUSINESS COMBINATIONS (CONTINUED)

     TEMPORARY STAFFING SYSTEMS, INC.
     Effective January 1, 1999, the Company acquired all of the outstanding common stock of Temporary Staffing Systems, Inc. ("TSS"), a staffing services company with eight branch offices in North Carolina and one in South Carolina. The Company paid $2,000,000 in cash and issued a note payable for $950,000 due January 31, 2000, payment of which is contingent upon a minimum equity requirement for 1998 and certain financial performance criteria for 1999. The note will be recorded when the contingencies are resolved (Note 17). The Company also paid $50,000 in cash for a noncompete agreement with the selling shareholder. TSS's revenues for the fiscal year ended March 29, 1998 were approximately $12.9 million (audited). The transaction has been accounted for under the purchase method of accounting. The effect of this transaction resulted in the recording of $1,255,000 of tangible assets, $393,000 of existing intangible assets, the assumption of $1,646,000 of liabilities and, to date, the recognition of an additional $2,099,000 of intangible assets, which includes $51,000 for acquisition-related costs.

     TPM STAFFING SERVICES, INC.
     Effective February 15, 1999, the Company acquired certain assets of TPM Staffing Services, Inc. ("TPM"), a staffing services company with three offices in southern California - Lake Forest, Santa Ana and Anaheim. The Company paid $1,125,000 in cash for the assets of TPM. The Company also paid $75,000 for noncompete agreements. TPM's revenues for the year ended December 31, 1998 were approximately $5.7 million (unaudited). The transaction was accounted for under the purchase method of accounting, which resulted in $1,190,000 of intangible assets, including $15,000 for acquisition-related costs, and $25,000 of fixed assets.

     TEMPORARY SKILLS UNLIMITED, INC.
     Effective May 31, 1999, the Company acquired certain assets of Temporary Skills Unlimited, Inc., dba TSU Staffing ("TSU"), a staffing services company with nine branch offices in northern California. The Company paid $9,558,000 in cash and issued a note for $864,500, due one year from the date of acquisition. The Company also paid $100,000 for noncompete agreements. TSU's revenues for the year ended December 27, 1998 were approximately $25.0 million (audited). The transaction was accounted for under the purchase method of accounting, which resulted in $8,622,000 of intangible assets, including $184,000 for acquisition-related costs, $1,797,000 of accounts receivable and $287,000 of fixed assets.

     PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)
     The operating results of each of the above acquisitions are included in the Company's results of operations from the respective date of acquisition. The following unaudited summary presents the combined results of operations as if the TSS, TPM and TSU acquisitions had occurred at the beginning of 1998, after giving effect to certain adjustments for the

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

2.   BUSINESS COMBINATIONS (CONTINUED)

     PRO FORMA RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED) amortization of intangible assets, taxation and cost of capital. The other acquisitions made since January 1, 1998 are not included in the pro forma information as their effect is not material.


        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        YEAR ENDED
                                                        DECEMBER 31,
                                                    1999           1998
                                                -----------   -----------
        Revenue                                 $  362,297    $  347,429
                                                ===========   ===========
        Net income                              $    5,497    $    4,611
                                                ===========   ===========
        Basic earnings per share                $      .73    $      .60
                                                ===========   ===========
        Diluted earnings per share              $      .72    $      .60
                                                ===========   ===========



     The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1998, or of results which may occur in the future.

     WESTERN INDUSTRIAL MANAGEMENT, INC.
     On June 29, 1998, the Company completed a merger with WIMI, whereby WIMI was merged directly with and into Barrett. The transaction qualified as a tax-free merger and has been accounted for as a pooling-of-interests. As a result of the merger, the former shareholders of WIMI initially received a total of 894,642 shares of the Company's common stock, which included 10,497 shares issued in exchange for real property consisting of an office condominium in which WIMI's main office was located. A dissenting WIMI shareholder received cash in the amount of $519,095, based on the value of $11.375 per share of Barrett's common stock. The Acquisition and Merger Agreement provided for a holdback of 10% of the total consideration paid by Barrett pending the final determination of the required minimum net worth of WIMI as of June 28, 1998. As a consequence of this final determination, total consideration paid by Barrett was reduced in 1999 by $52,811, which resulted in the cancellation of 4,417 shares previously issued to certain WIMI shareholders and a reduction in cash paid to the dissenting WIMI shareholder of $2,563. WIMI was a privately-held staffing services company headquartered in San Bernardino, California.

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

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments, marketable securities and trade accounts receivable. The Company restricts investment of temporary cash investments and marketable securities to financial institutions with high credit ratings and to investments in governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. At December 31, 1999, the Company had significant concentrations of credit risk as follows:

     - Marketable securities - $2,275,000 of marketable securities at December 31, 1999 consisted of Oregon State Housing & Community Service Bonds.

     - Trade receivables - $1,930,000 of trade receivables were with two customers at December 31, 1999 (6% of trade receivables outstanding at December 31, 1999).


4.   INTANGIBLES

     Intangibles consist of the following (in thousands):

                                                 1999           1998
                                              ---------      ----------

        Covenants not to compete              $   3,709      $   3,484
        Goodwill                                 25,674         13,595
        Customer lists                              358            358
                                              ---------      ---------

                                                 29,741         17,437
        Less accumulated amortization             7,796          5,929
                                              ---------      ---------

                                              $  21,945      $  11,508
                                              =========      =========

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                 1999          1998
                                             ----------     ---------

        Office furniture and fixtures        $   4,087      $  3,066
        Computer hardware and software           3,630         2,225
        Buildings                                1,474         1,463
                                             ----------     ---------
                                                 9,191         6,754

        Less accumulated depreciation            2,472         1,878
                                             ----------     ---------
                                                 6,719         4,876
                                                   308           308
                                             ----------     ---------
                                             $   7,027      $  5,184
                                             ==========     =========


6.   WORKERS' COMPENSATION CLAIM AND SAFETY INCENTIVE LIABILITIES

     The Company is a self-insured employer with respect to workers' compensation coverage for all its employees working in Oregon, Maryland, Washington, Delaware, and selected parts of California. The Company also is self-insured for workers' compensation purposes as granted by the United States Department of Labor for longshore and harbor ("USL&H") workers' coverage.

     The Company has provided $4,219,000 and $4,417,000 at December 31, 1999 and 1998, respectively, as an estimated liability for unsettled workers' compensation claims and safety incentive liabilities. The estimated liability for unsettled workers' compensation claims represents management's best estimate which includes, in part, an evaluation of information provided by the Company's third-party administrators and its independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. The estimated liability for safety incentives represents management's best estimate for future amounts owed to PEO client companies as a result of maintaining workers' compensation claims costs below certain agreed-upon amounts, which are based on a percentage of payroll. These estimates are continually reviewed and adjustments to liabilities are reflected in current operations as they become known. The Company believes that the difference between amounts recorded for its estimated liabilities and the possible range of costs of settling related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to results of operations.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

6.   WORKERS' COMPENSATION CLAIM AND SAFETY INCENTIVE LIABILITIES (CONTINUED)

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

     At December 31, 1999, the Company's long-term workers' compensation claim liabilities in the accompanying balance sheet include $699,000 for work-related catastrophic injuries and fatalities. The aggregate undiscounted pay-out amount of the catastrophic injuries and fatalities is $1,585,000. The actuarially determined pay-out periods to the beneficiaries range from 7 to 42 years. As a result, the five-year cash requirements related to these claims are immaterial.

     The United States Department of Labor and the states of Oregon, Maryland, Washington, and California require the Company to maintain specified investment balances or other financial instruments, totaling $7,735,000 at December 31, 1999 and $7,651,000 at December 31, 1998, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 1999, the Company has provided letters of credit in the amount of $1,553,000 and surety bonds totaling $457,000. The investments are included in restricted marketable securities and workers' compensation deposits in the accompanying balance sheets.

7.   CREDIT FACILITY

     Effective May 31, 1999, the Company renewed its loan agreement (the "Agreement") with its principal bank, which provides for (a) an unsecured revolving credit facility for working capital purposes and standby letters of credit up to $12,000,000, (b) a term real estate loan (Note 8) and (c) a three-year term loan (Note 8) in the amount of $8,000,000. The Agreement expires on May 31, 2000. The interest rate options available on outstanding balances under the revolving credit facility include (i) prime rate, (ii) Federal Funds Rate plus 1.25% or (iii) LIBOR plus 1.25%. The interest rate options available under the three-year term loan include (i) prime rate or
     (ii) LIBOR plus 1.35%.

     Terms and conditions of the Agreement include, among others, certain restrictive quarterly financial covenants relating to the Company's current ratio, earnings before interest, taxes, depreciation and amortization ("EBITDA"), and ratio of borrowed funds plus capitalized lease obligations to EBITDA. The Company was in compliance with all such covenants at December 31, 1999.

     During the year ended December 31, 1999, the maximum balance outstanding under the revolving credit facility was $8,284,000, the average balance outstanding was $4,262,000, and the weighted average interest rate during the period was 6.8%. The weighted average interest rate during 1999 was calculated using daily weighted averages.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

7.   CREDIT FACILITY (CONTINUED)

     The Company had an additional revolving credit facility which was paid off in 1998. Such prior credit facility was in connection with the WIMI merger.


8.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                                               1999         1998
                                                                                            -----------   ----------


        Term loan payable in monthly installments of $222,222 plus interest
           at LIBOR plus 1.35% through 2002 (Note 7)                                        $    6,444    $       -
        Mortgage note payable in monthly installments of $6,408, including interest at 7.40% per annum through 2003, with a principal payment
           of $325,000 due in 2003, secured by land and building (Note 7)                          491          530
        Note payable, assumed in acquisition, payable in monthly installments of
           $5,116, including interest at 8.25% per annum through 2001                               64            -
        Capitalized equipment leases, assumed in acquisition, with variable monthly installments, including interest at 11.5% per annum through 2000,
           secured by equipment                                                                     16           34
                                                                                            -----------   ----------

                                                                                                 7,015          564

        Less portion due within one year                                                         2,783           61
                                                                                            -----------   ----------

                                                                                            $    4,232    $     503
                                                                                            ===========   ==========


     Maturities on long-term debt are summarized as follows at December 31, 1999
     (in thousands):

                   YEAR ENDING
                   DECEMBER 31,
                   -----------

                        2000                                                                $   $2,783
                        2001                                                                     2,717
                        2002                                                                     1,160
                        2003                                                                       355
                        2004                                                                         -
                                                                                            -----------

                                                                                            $    7,015
                                                                                            ===========

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

9.   SAVINGS PLAN

     The Company has a Section 401(k) employee savings plan for the benefit of its eligible employees. All employees 21 years of age or older become eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive 12-month period following the initial date of employment. Employees covered under a co-employer ("PEO") contract receive credit for prior employment with the PEO client for purposes of meeting savings plan service eligibility. The determination of Company contributions to the plan, if any, is subject to the sole discretion of the Company.

     Participants' interests in Company contributions to the plan vest over a seven-year period. Company contributions to the plan were $125,000, $104,000 and $111,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Recent  attention  has been placed by the  Internal  Revenue  Service  (the
     "IRS") and the staff leasing industry on Internal Revenue Code Section 401(k) plans sponsored by staff leasing companies. As such, the tax-exempt status of the Company's plan is subject to continuing scrutiny and approval by the IRS and to the Company's ability to support to the IRS the Company's employer-employee relationship with leased employees. In the event the tax-exempt status were to be discontinued and the plan were to be disqualified, the operations of the Company could be adversely affected. The Company has not recorded any provision for this potential contingency, as the Company and its legal counsel cannot presently estimate either the likelihood of disqualification or the resulting range of loss, if any.


10.  COMMITMENTS

     LEASE COMMITMENTS
     The Company leases its offices under operating lease agreements that require minimum annual payments as follows (in thousands):

                        YEAR ENDING
                       DECEMBER 31,
                       ------------

                          2000                             $  1,656
                          2001                                  958
                          2002                                  501
                          2003                                  158
                          2004                                   15
                                                           ---------

                                                           $  3,288
                                                           =========



     Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $1,780,000, $1,369,000 and $1,188,000, respectively.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

11.  RELATED PARTY TRANSACTIONS

     During 1997, the Company recorded revenues of $4,047,000 and cost of revenues of $3,719,000 for providing services to a company of which a former director of the Company is president and majority stockholder. At December 31, 1997, Barrett had trade receivables from this company of $188,000.

     On December 31, 1997, the Company borrowed $122,100 from a shareholder. The note bore interest at 10% per annum and was repaid in full on June 29, 1998. This was a transaction between WIMI and its former majority shareholder.


12.  INCOME TAXES

     The provisions for income taxes are as follows (in thousands):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         1999            1998            1997
                                                                     -------------   --------------  --------------
        Current:
           Federal                                                   $      2,796    $       2,571   $       2,566
           State                                                              732              675             503
                                                                     -------------   --------------  --------------

                                                                            3,528            3,246           3,069
                                                                     -------------   --------------  --------------
        Deferred:
           Federal                                                            135             (255)           (600)
           State                                                               21              (68)           (127)
                                                                     -------------   --------------  --------------

                                                                              156             (323)           (727)
                                                                     -------------   --------------  --------------

             Total provision                                         $      3,684    $       2,923   $       2,342
                                                                     =============   ==============  ==============


     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                                                         1999            1998
                                                                                     --------------  --------------
        Current:
           Workers' compensation claim and safety incentive liabilities              $       1,368   $       1,542
           Allowance for doubtful accounts                                                     130             102
           Other accruals                                                                      160             213
                                                                                     --------------  --------------
                                                                                     $       1,658   $       1,857
                                                                                     ==============  ==============

        Noncurrent:
           Tax depreciation in excess of book depreciation                           $         (94)  $        (101)
           Workers' compensation claim liabilities                                             272             278
           Amortization of intangibles                                                         380             289
           Deferred compensation                                                                44              62
           Other                                                                               110              24
                                                                                     --------------  --------------
                                                                                     $         712   $         552
                                                                                     ==============  ==============
                                      F-16

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

12.  INCOME TAXES (CONTINUED)

     The effective tax rate differed from the U.S. statutory federal tax rate due to the following:


                                                                  Year ended December 31,
                                                           1999            1998            1997
                                                       -------------   --------------  --------------

        Statutory federal tax rate                             34.0 %           34.0 %          34.0 %
        State taxes, net of federal benefit                     5.6              6.1             3.5
        Nondeductible expenses                                  0.8              3.4               -
        Nondeductible amortization of intangibles               1.9              2.5             1.3
        Federal tax-exempt interest income                     (0.9)            (1.0)           (1.0)
        Other, net                                              0.3             (1.7)            0.1
                                                       -------------   --------------  --------------

                                                               41.7 %           43.3 %          37.9 %
                                                       =============   ==============  ==============

     During 1997, the Company recognized a State of Oregon tax credit of approximately $121,000 related to the 1996 tax year.


13.  STOCK INCENTIVE PLAN

     The Company has a Stock Incentive Plan (the "Plan") which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors. Effective May 14, 1997, the Company's stockholders approved an increase in the number of shares of common stock reserved for issuance under the Plan from 800,000 to 1,300,000.

     The options generally become exercisable in four equal annual installments beginning one year after the date of grant, and expire ten years after the date of grant. Under the terms of the Plan, the exercise price of incentive stock options must not be less than the fair market value of the Company's stock on the date of grant.

     In addition, certain of the Company's zone and branch management employees have elected to receive a portion of their quarterly cash bonus in the form of nonqualified deferred compensation stock options. Such options are awarded at a sixty percent discount from the then-fair market value of the Company's stock and are fully vested and immediately exercisable upon grant. During 1999, the Company awarded deferred compensation stock options for 38,613 shares at an average exercise price of $3.11 per share. During 1998, the Company awarded deferred compensation stock options for 51,417 shares at an average exercise price of $4.26 per share. No such stock options were awarded in 1997. Total fair value of options granted at 60% below market price was computed to be $231,941 and $422,743 for the years ended December 31, 1999 and 1998, respectively. In accordance with APB No. 25, the Company recognized compensation expense of $180,238 and $212,941 for the years ended December 31, 1999 and 1998, respectively, in connection with the issuance of these discounted options.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS


13.  STOCK INCENTIVE PLAN (CONTINUED)


     A summary of the status of the Company's stock options at December 31, 1999, 1998 and 1997, together with changes during the periods then ended, are presented below.

                                                                     WEIGHTED
                                                     NUMBER          AVERAGE
                                                       OF            EXERCISE
                                                     OPTIONS          PRICE
                                                   ------------  -------------

       Outstanding at December 31, 1996                491,998    $     12.27

       Options granted at market price                 219,871          14.54
       Options exercised                               (77,375)          9.46
       Options canceled or expired                     (39,375)         13.87
                                                   ------------

       Outstanding at December 31, 1997                595,119          13.50

       Options granted at market price                 217,601          10.91
       Options granted below market price               51,417           4.26
       Options exercised                                (7,250)          5.91
       Options canceled or expired                     (71,592)         14.50
                                                   ------------

       Outstanding at December 31, 1998                785,295          12.15

       Options granted at market price                 152,971           8.79
       Options granted below market price               38,613           3.11
       Options exercised                                (9,059)          3.74
       Options canceled or expired                     (74,102)         13.60
                                                   ------------

       Outstanding at December 31, 1999                893,718          11.16
                                                   ============

       Available for grant at December 31, 1999        188,848
                                                   ============

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS


13.  STOCK INCENTIVE PLAN (CONTINUED)

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for its stock option grants issued at market price. If compensation expense for the Company's stock-based compensation plan had been determined based on the fair market value at the grant date for awards under the Plan, consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          1999         1998          1997
                                                       ---------    ----------    ---------
        (in thousands, except per share amounts)
        Net income, as reported                        $  5,149     $   3,821     $  3,845
        Net income, pro forma                             4,265         3,117        3,364
        Basic earnings per share, as reported               .68           .50          .50
        Basic earnings per share, pro forma                 .56           .41          .43
        Diluted earnings per share, as reported             .68           .50          .49
        Diluted earnings per share, pro forma               .56           .41          .42


     The effects of applying SFAS No. 123 for providing pro forma disclosures for 1999, 1998 and 1997 are not likely to be representative of the effects on reported net income for future years, because options vest over several years and additional awards generally are made each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 1999, 1998 and 1997:

                                                          1999         1998          1997
                                                       ---------    ----------    ---------
        Expected volatility                                 46%           43%          42%
        Risk free rate of return                          5.75%         5.50%        6.25%
        Expected dividend yield                              0%            0%           0%
        Expected life (years)                               7.0           8.0          7.5


     Total fair value of options granted at market price was computed to be $768,863, $1,364,155 and $1,809,662 for the years ended December 31, 1999,
     1998 and 1997, respectively. The weighted average value of all options granted in 1999, 1998 and 1997 was $5.22, $6.64 and $8.23, respectively.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

13.  STOCK INCENTIVE PLAN (CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
        ---------------------------------------------------------------------------  -----------------------------
                                                                      Weighted-
                                                      Weighted-        average        Exercisable     Weighted-
                                                       average        remaining           at           average
                                       Number         exercise       contractual      December 31,     exercise
          Exercise price range        of shares         price        life (years)        1999           price
        --------------------------  --------------  --------------  ---------------  --------------  -------------
        $      2.80  -       5.23         101,345   $        3.64              7.7          92,414   $       3.57
               7.06  -       9.50         208,695            8.97              7.7          61,250           9.41
              10.13  -      12.50         277,419           11.09              7.9         111,999          11.27
              13.38  -      14.88         161,500           14.40              6.6         116,250          14.41
              15.00  -      17.94         144,759           16.11              5.9         127,921          16.02
                                    --------------                                   --------------

                                          893,718                                          509,834
                                    ==============                                   ==============



     At December 31, 1999, 1998 and 1997,  509,834,  363,295 and 211,958 options were exercisable at weighted average exercise prices of $11.56, $11.97 and $12.02, respectively.


14.  STOCK REPURCHASE PROGRAM

     Effective February 26, 1999, the Company's Board of Directors authorized a stock repurchase program to purchase up to 250,000 common shares from time to time in open market purchases. On November 10, 1999, the Company's Board of Directors authorized the repurchase of an additional 200,000 shares, thereby increasing the total number of common shares authorized for repurchase to 450,000. During 1999, the Company repurchased 219,000 shares at an aggregate price of $1,498,000.


15.  LITIGATION

     The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company.

BARRETT BUSINESS SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS


16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        (in thousands, except per share amounts and market price per share)

                                                             First          Second          Third          Fourth
                                                            Quarter        Quarter         Quarter        Quarter
                                                         --------------  -------------  --------------  -------------
        Year ended December 31, 1997
           Revenues                                      $      67,011   $     75,660   $      85,995   $     76,865
           Cost of revenues                                     60,296         67,686          77,258         68,877
           Net income                                              823          1,254             976            792
           Basic earnings per share                                .11            .16             .13            .10
           Diluted earnings per share                              .10            .16             .13            .10
           Common stock market prices:
             High                                        $       19.00   $      15.00   $       17.50   $      17.25
             Low                                                 12.75          11.50           13.63          11.00

        Year ended December 31, 1998
           Revenues                                      $      69,241   $     76,651   $      81,969   $     75,168
           Cost of revenues                                     62,467         68,524          73,002         67,012
           Net income                                              387            600           1,599          1,235
           Basic earnings per share                                .05            .08             .21            .16
           Diluted earnings per share                              .05            .08             .21            .16
           Common stock market prices:
             High                                        $       12.00   $      13.38   $       10.88   $       9.38
             Low                                                 10.25           9.13            7.88           6.00

        Year ended December 31, 1999
           Revenues                                      $      71,015   $     84,707   $      95,875   $     96,253
           Cost of revenues                                     63,700         75,565          84,927         86,159
           Net income                                              740          1,216           1,835          1,359
           Basic earnings per share                                .10            .16             .24            .18
           Diluted earnings per share                              .10            .16             .24            .18
           Common stock market prices:
             High                                        $        9.06   $       9.25   $       10.25   $       8.38
             Low                                                  5.25           5.88            7.75           5.50

17. SUBSEQUENT EVENT

    Pursuant to the Stock Purchase Agreement (the "Agreement") between the Company and TSS (see Note 2), the Company has provided notice to the former shareholder of TSS of the Company's intent to reduce the amount payable on the $950,000 note due on January 31, 2000, as a consequence of certain shortfalls from TSS's minimum equity requirement for 1998 and financial performance criteria for 1999 EBITDA. As a consequence of the Company's notice to TSS's former shareholder, the parties have agreed to extend the due date of the note until TSS's former shareholder has completed a review of the Company's reductions against the note, as provided for in the Agreement.

                                  EXHIBIT INDEX

2 Acquisition and Merger Agreement dated June 29, 1998, among the registrant, Western Industrial Management, Inc., Catch 55, Inc., and the other parties listed therein. Incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K filed July 13, 1998.

3.1      Charter of the registrant,  as amended.  Incorporated by reference to 1
         Exhibit 3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

3.2      Bylaws of the  registrant,  as  amended.Incorporated  by  reference  to
         Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

4.1 Loan Agreement between the registrant and Wells Fargo Bank, N.A., dated May 31, 1998. Incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

4.2 Amendment, dated February 8, 1999, to Loan Agreement between the registrant and Wells Fargo Bank, N.A., dated May 31, 1998. Incorporated by reference to Exhibit 4.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

4.3 Amendment, dated December 31, 1999, to Loan Agreement between the registrant and Wells Fargo Bank, N.A., dated May 31, 1998.

         The registrant has incurred other long-term indebtedness as to which the amount involved is less than 10 percent of the registrant's total assets. The registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10       Executive  Compensation  Plans and  Arrangements  and Other  Management
         Contracts.

10.1     1993 Stock Incentive Plan of the registrant, as amended.

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

10.4 Employment Agreement between the registrant and Michael D. Mulholland, dated January 26, 1999. Incorporated by reference to Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

11       Statement of calculation of Basic and Diluted shares outstanding.

23       Consent of PricewaterhouseCoopers LLP, independent accountants.

24       Power of attorney of certain officers and directors.

27       Financial Data Schedule, fiscal year end 1999.