Form 10-Q
period 2000-03-31
BARRETT BUSINESS SERVICES INC
filed 2000-05-15
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

                  Yes [ X ]                 No [   ]

Number of shares of Common Stock, $.01 par value, outstanding at April 28, 2000 was 7,459,998 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

Part I - Financial Information
                                                                           Page
                                                                           ----
       Item 1.      Financial Statements

                    Balance Sheets - March 31, 2000 and
                    December 31, 1999........................................3

                    Statements of Operations - Three Months
                    Ended March 31, 2000 and 1999............................4

                    Statements of Cash Flows - Three Months
                    Ended March 31, 2000 and 1999............................5

                    Notes to Financial Statements............................6

       Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations...............................................9

       Item 3.      Quantitative and Qualitative Disclosure About
                    Market Risk.............................................14


Part II - Other Information

       Item 6.      Exhibits and Reports on Form 8-K........................15


Signatures          ........................................................16


Exhibit Index       ........................................................17

                         Part I - Financial Information

Item 1.       Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                 March 31,       December 31,
                                                                                   2000             1999
                                                                                -----------      ----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                   $      198       $     550
    Trade accounts receivable, net                                                  31,568          30,216
    Prepaid expenses and other                                                       1,195           1,219
    Deferred tax assets (Note 2)                                                     1,677           1,658
                                                                                -----------      ----------
      Total current assets                                                          34,638          33,643

    Intangibles, net                                                                21,456          21,945
    Property and equipment, net                                                      7,552           7,027
    Restricted marketable securities and workers' compensation deposits              6,317           6,281
    Deferred tax assets (Note 2)                                                       701             712
    Other assets                                                                     1,313           1,132
                                                                                -----------      ----------
                                                                                $   71,977       $  70,740
                                                                                ===========      ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                               $      865       $     865
    Current portion of long-term debt                                                2,792           2,783
    Line of credit                                                                   6,005           4,882
    Income taxes payable (Note 2)                                                      282               -
    Accounts payable                                                                 1,382           1,356
    Accrued payroll, payroll taxes and related benefits                             11,237          11,437
    Workers' compensation claim and safety incentive liabilities                     3,977           4,219
    Other accrued liabilities                                                          563             413
                                                                                -----------      ----------
      Total current liabilities                                                     27,103          25,955

Long-term debt, net of current portion                                               3,525           4,232
Customer deposits                                                                      700             815
Long-term workers' compensation liabilities                                            695             699
Other long-term liabilities                                                          1,900           1,710
                                                                                -----------      ----------
                                                                                    33,923          33,411
                                                                                -----------      ----------
Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value; 20,500 shares authorized, 7,458
      and 7,461 shares issued and outstanding, respectively                             75              75
    Additional paid-in capital                                                       9,870           9,889
    Retained earnings                                                               28,109          27,365
                                                                                -----------      ----------
                                                                                    38,054          37,329
                                                                                -----------      ----------
                                                                                $   71,977       $  70,740
                                                                                ===========      ==========


                 The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                          Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                          2000          1999
                                                       ---------      ----------
Revenues:
    Staffing services                                  $ 47,767        $ 37,229
    Professional employer services                       39,355          33,786
                                                       ---------      ----------
                                                         87,122          71,015
                                                       ---------      ----------
Cost of revenues:
    Direct payroll costs                                 68,004          55,163
    Payroll taxes and benefits                            7,918           6,251
    Workers' compensation                                 2,597           2,286
                                                        --------       ---------
                                                         78,519          63,700
                                                        --------       ---------
      Gross margin                                        8,603           7,315

Selling, general and administrative expenses              6,485           5,573
Depreciation and amortization                               731             511
                                                        --------       ---------
      Income from operations                              1,387           1,231
                                                        --------       ---------
Other (expense) income:
    Interest expense                                       (221)            (24)
    Interest income                                          86              95
    Other, net                                                3               1
                                                        --------       ---------
                                                           (132)             72
                                                        --------       ---------
Income before provision for income taxes                  1,255           1,303
Provision for income taxes (Note 2)                         511             563
                                                        --------       ---------
      Net income                                        $   744        $    740
                                                        ========       =========
Basic earnings per share                                $   .10        $    .10
                                                        ========       =========
Weighted average number of basic shares outstanding       7,459           7,666
                                                        ========       =========
Diluted earnings per share                              $   .10        $    .10
                                                        ========       =========
Weighted average number of diluted shares outstanding     7,509           7,707
                                                        ========       =========

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                --------------------
                                                                                  2000         1999
                                                                                --------     -------

Cash flows from operating activities:
    Net income                                                                  $   744     $   740
    Reconciliations of net income to cash from operations:
      Depreciation and amortization                                                 731         511
    Changes in certain assets and liabilities, net of acquisitions:
        Trade accounts receivable, net                                           (1,352)       (728)
        Prepaid expenses and other                                                   24        (465)
        Deferred tax assets                                                          (8)        (21)
        Accounts payable                                                             26          61
        Accrued payroll, payroll taxes and related benefits                        (200)      3,842
        Workers' compensation claims and safety incentive liabilities              (242)       (401)
        Income taxes payable                                                        282          50
        Other accrued liabilities                                                   150        (357)
        Customer deposits and long-term workers' compensation liabilities
           and other assets, net                                                   (300)       (344)
        Other long-term liabilities                                                 190         181
                                                                                --------     -------
      Net cash provided by operating activities                                      45       3,069
                                                                                --------     -------
Cash flows from investing activities:
    Cash paid for acquisitions, including other direct costs                        (67)     (3,316)
    Purchase of fixed assets, net of amounts purchased in acquisitions             (700)       (359)
    Proceeds from maturities of marketable securities                                -          364
    Purchase of marketable securities, net of amounts acquired in
       acquisitions                                                                 (36)       (523)
                                                                                --------     -------
       Net cash used in investing activities                                       (803)     (3,834)
                                                                                --------     -------
Cash flows from financing activities:
    Payment of credit line assumed in acquisition                                     -      (1,113)
    Net proceeds from credit-line borrowings                                      1,123           -
    Proceeds from issuance of long-term debt                                          -         240
    Payments on long-term debt                                                     (698)        (81)
    Repurchase of common stock                                                      (19)       (554)
    Payment to shareholder                                                            -         (57)
    Proceeds from the exercise of stock options                                       -          14
                                                                                --------     -------
      Net cash provided by (used in) financing activities                           406      (1,551)
                                                                                --------     -------
      Net decrease in cash and cash equivalents                                    (352)     (2,316)

Cash and cash equivalents, beginning of period                                      550       4,029
                                                                                --------     -------
Cash and cash equivalents, end of period                                        $   198     $ 1,713
                                                                                ========     =======
Supplemental schedule of noncash activities:
    Acquisition of other businesses:
      Cost of acquisitions in excess of fair market value of net assets
        acquired                                                                $     -     $ 3,834
      Tangible assets acquired                                                        -       1,280
      Liabilities issued and assumed                                                  -       1,798

             The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                          Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS:

    The accompanying  financial  statements are unaudited and have been prepared by Barrett Business Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K at pages F1-F21. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

    Certain prior year amounts have been reclassified to conform with the 2000 presentation. Such reclassifications had no effect on gross margin, net income or stockholders' equity.


NOTE 2 - PROVISION FOR INCOME TAXES:

    Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                                        March 31,         December 31,
                                                                           2000              1999
                                                                      -----------         -----------
Current:
    Workers' compensation claim and safety incentive
      liabilities                                                     $     1,392         $    1,368
    Allowance for doubtful accounts                                           100                130
    Other accruals                                                            185                160
                                                                      -----------         -----------

                                                                      $     1,677         $    1,658
                                                                      ===========         ===========

Noncurrent:
    Tax depreciation in excess of book depreciation                   $       (94)        $      (94)
    Workers' compensation claim liabilities                                   270                272
    Book amortization of intangibles in excess of tax amortization            409                380
    Deferred compensation                                                      44                 44
    Other                                                                      72                110
                                                                      -----------         -----------

                                                                      $       701         $      712
                                                                      ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                    Notes to Financial Statements (Continued)


NOTE 2 - PROVISION FOR INCOME TAXES (CONTINUED):

    The provision for income taxes for the three months ended March 31, 2000 and 1999 is as follows (in thousands):

                                                Three Months Ended
                                                     March 31,
                                              ----------------------
                                                2000         1999
                                              ----------  ----------
        Current:
           Federal                            $     383   $     542
           State                                    120         150
                                              ----------  ----------
                                                    503         692
                                              ----------  ----------
        Deferred
           Federal                                    9        (103)
           State                                     (1)        (26)
                                              ----------  ----------
                                                      8        (129)
                                              ----------  ----------

        Provision for income taxes            $     511   $     563
                                              ==========  ==========

NOTE 3 - STOCK INCENTIVE PLAN:

    The Company has a Stock Incentive Plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,300,000.

    The following table summarizes options granted under the Plan in 2000:


Outstanding at December 31, 1999             893,718     $2.80  to     $17.94

Options granted                              159,459     $2.60  to      $6.75
Options exercised                                  -
Options canceled or expired                  (47,500)    $8.56  to     $10.13
                                       --------------

Outstanding at March 31, 2000              1,005,677     $2.60  to     $17.94
                                       ==============

Exercisable at March 31, 2000                562,143
                                       ==============

Available for grant at March 31, 2000         76,889
                                       ==============



    The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.

    Certain of the Company's zone and branch management employees elect to receive a portion of their quarterly cash profit sharing distribution in the form of nonqualified deferred compensation stock options. Such options are awarded at a sixty percent discount from the then-fair market value of the Company's stock and are fully vested and immediately exercisable upon grant. Such discounts are recorded as compensation expense. The amount of the grantee's deferred compensation (discount from fair market value) is subject to market risk. During the first quarter of 2000, the Company awarded deferred compensation stock options for 7,503 shares at an exercise price of $2.60 per share.

                         BARRETT BUSINESS SERVICES, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

    The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three months ended March 31, 2000 and 1999.


                                                           Percentage of
                                                          Total Revenues
                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                         2000         1999
                                                      ----------    ---------
Revenues:
    Staffing services                                      54.8 %       52.4 %
    Professional employer services                         45.2         47.6
                                                      ----------    ---------
                                                          100.0        100.0
                                                      ----------    ---------
Cost of revenues:
    Direct payroll costs                                   78.0         77.7
    Payroll taxes and benefits                              9.1          8.8
    Workers' compensation                                   3.0          3.2
                                                      ----------    ---------
      Total cost of revenues                               90.1         89.7
                                                      ----------    ---------
Gross margin                                                9.9         10.3

Selling, general and administrative expenses                7.4          7.9
Depreciation and amortization                               0.9          0.7
                                                      ----------    ---------
Income from operations                                      1.6          1.7

Other income (expense)                                     (0.1)         0.1
                                                      ----------    ---------
Income before provision for income taxes                    1.5          1.8

Provision for income taxes                                  0.6          0.8
                                                      ----------    ---------
      Net income                                            0.9 %        1.0 %
                                                      ==========    =========


                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    Net income for the first quarter of 2000 was $744,000, an increase of $4,000 over the same period in 1999. The increase in net income for 2000 was attributable to higher gross margin dollars as a result of a 22.7% increase in revenue, offset in part by higher selling, general and administrative expenses, together with higher depreciation and amortization expense. Basic and diluted earnings per share for the first quarter of 2000 were $.10, the same amount as in the first quarter of 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)
---------------------------------

    Revenues for the firstquarter of 2000 totaled approximately $87.1 million, an increase of approximately $16.1 million or 22.7% over the first quarter of 1999. The increase in revenues was primarily generated from the Company's Northern California operations. The quarter-over-quarter internal growth rate of revenues was 12.0%. The percentage increase in total revenues exceeded the internal growth rate of revenues primarily due to the TSU Staffing ("TSU") acquisition effective May 31, 1999.

    Staffing services revenue increased approximately $10.5 million or 28.3% primarily due to robust growth in the Company's Northern California operations. The increase in staffing services revenue resulted in an increase in the share of staffing services from 52.4% of total revenues for the first quarter of 1999 to 54.8% for the first quarter of 2000. Professional employer ("PEO") services revenue increased approximately $5.6 million or 16.4%, which was also attributed to strong growth in Northern California. The share of revenues for PEO services had a corresponding decrease from 47.6% of total revenues for the first quarter of 1999 to 45.2% for the first quarter of 2000.

    Gross margin for the first quarter of 2000 totaled approximately $8.6 million, which represented an increase of $1.3 million or 17.6% over the first quarter of 1999. The gross margin percent decreased from 10.3% of revenues for the first quarter of 1999 to 9.9% for the first quarter of 2000. The decrease in the gross margin percentage was due to higher direct payroll costs and higher payroll taxes and benefits, offset in part by slightly lower workers' compensation expense. The increase in direct payroll costs, as a percentage of revenues for the first quarter of 2000, was primarily due to substantial increases in contract staffing, on-site management and PEO business, which generally have a lower mark-up rate (and thus higher direct payroll costs as a percentage of revenues) relative to other services provided by the Company. The increase in payroll taxes and benefits, as a percentage of revenues for the first quarter of 2000, was primarily attributable to increased direct payroll in California, which has a higher state unemployment tax rate as compared to other states in which the Company operates.

    Workers' compensation expense for the first quarter of 2000 totaled $2.6 million or 3.0% of revenues, which compares to $2.3 million or 3.2% of revenues for the same period in 1999. The small decrease in workers' compensation expense for the 2000 first quarter as a percentage of revenues was generally attributable to a lower incidence of injuries in 2000 compared to the same period in 1999.

    Selling, general and administrative ("SG&A") expenses for the 2000 first quarter amounted to approximately $6.5 million, an increase of $912,000 or 16.4% over the comparable period in 1999. SG&A expenses, expressed as a percentage of revenues, decreased from 7.9% for the first quarter of 1999 to 7.4% for the first quarter of 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)
---------------------------------

The increase in total dollars over 1999 was primarily attributable to the Company's acquisition of TPM Staffing ("TPM") on February 15, 1999 and TSU effective May 31, 1999, both of which accounted for approximately twelve noncomparable offices in terms of SG&A expenses for the first quarter of 2000.

    Depreciation and amortization totaled $731,000 or 0.9% of revenues for the first quarter of 2000, which compares to $511,000 or 0.7% of revenues for the same period in 1999. The increased expense was primarily due to (i) amortization arising from the TPM and TSU acquisitions, and (ii) in part to the March 1, 2000 implementation of the Company's new information system.

    The Company offers various qualified employee benefit plans to its employees, including its worksite employees. These qualified employee benefit plans include a savings plan under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, qualified employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act
("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees. In the event the tax exempt status of the Company's benefit plans were to be discontinued and the benefit plans were to be disqualified, such actions could have a material adverse effect on the Company's business, financial condition and results of operations. Reference is made to pages 19-20 of the Company's 1999 Annual Report on Form 10-K for a more detailed discussion of this issue.

Fluctuations in Quarterly Operating Results
-------------------------------------------

    The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims experience for workers' compensation, demand and competition for the Company's services, and the effect of acquisitions. The Company's revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality in its staffing services business and on certain of its PEO clients in the agriculture and forest products related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs but may tend to represent a smaller percentage of revenues later in the Company's fiscal year as

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fluctuations in Quarterly Operating Results (Continued)
-------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

    The Company's cash position of $198,000 at March 31, 2000 decreased by $352,000 from December 31, 1999, which compares to a decrease of $2,316,000 for the comparable period in 1999. The decrease in cash at March 31, 2000, as compared to December 31, 1999, was primarily attributable to cash used to implement the Company's new management information system and payments on long-term debt issued in connection with the TSU acquisition, partially offset by cash provided by credit-line borrowings.

    Net cash provided by operating activities for the three months ended March 31, 2000 amounted to $45,000, as compared to $3,069,000 for the comparable 1999 period. For the 2000 period, cash flow generated by net income, together with depreciation and amortization, was offset in part by a $1,352,000 increase in trade accounts receivable.

    Net cash used in investing activities totaled $803,000 for the three months ended March 31, 2000, as compared to $3,834,000 for the similar 1999 period. For the 2000 period, the principal use of cash for investing activities was for costs associated with the March 1, 2000 implementation of the Company's new management information system. The Company presently has no material long-term capital commitments.

    Net cash provided by financing activities for the three-month period ended March 31, 2000 was $406,000, which compared to $1,551,000 net cash used in financing activities for the similar 1999 period. For the 2000 period, the principal source of cash provided by financing activities was $1,123,000 of credit-line borrowings, offset in part by payments made on long-term debt, primarily the $8,000,000 three-year term loan in connection with the Company's acquisition of TSU.

    The Company's business strategy continues to focus on growth through the expansion of operations at existing offices, together with the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance, however, that any additional transactions will be consummated.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (continued)
-------------------------------------------

    The Company maintains a credit arrangement with its principal bank, which provides for an unsecured revolving credit facility of $12.0 million. This facility, which expires May 31, 2000, includes a subfeature for letters of credit, as to which approximately $2.0 million was outstanding as of March 31, 2000. Management anticipates that the renewal of such credit facility will be in an amount and on such terms and conditions as will be not less favorable than the current credit arrangement. Management believes that the credit facility and other potential sources of financing, together with anticipated funds generated from operations, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

    During 1999, the Company's board of directors authorized a stock repurchase program. The repurchase program allows for the purchase of up to 450,000 common shares from time to time in open market purchases. During the first quarter of 2000, the Company repurchased 3,000 shares at an aggregate price of $19,000. As of March 31, 2000, the Company has repurchased 222,000 shares at an aggregate price of $1,517,000, since the inception of the repurchase program. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances.

Inflation
---------

    Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

Forward-Looking Information
---------------------------

         Statements in this report which are not historical in nature, including discussion of economic conditions in the Company's market areas, the potential for and effect of future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the tax-qualified status of the Company's 401(k) savings plan, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and customers into

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Forward-Looking Information (Continued)
---------------------------------------

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


Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of March 31, 2000, the Company had interest-bearing debt obligations of approximately $14.3 million, of which approximately $11.8 million bears interest at a variable rate and approximately $2.5 million at a fixed rate of interest. The variable rate debt is comprised of approximately $6.0 million outstanding under an unsecured revolving credit facility, which bears interest at the Federal Funds rate plus 1.25%. The Company also has an unsecured three-year term note with its principal bank, which bears interest at LIBOR plus 1.35%. Based on the Company's overall interest exposure at March 31, 2000, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of March 31, 2000, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

                           Part II - Other Information


Item 6.       Exhibits and Reports on Form 8-K

              (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

              (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BARRETT BUSINESS SERVICES, INC.
                                  (Registrant)






Date:  May 12, 2000               By: /s/Michael D. Mulholland
                                      ------------------------
                                      Michael D. Mulholland
                                      Vice President-Finance
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
-------
11       Statement of Calculation of Basic and Diluted Shares Outstanding

27       Financial Data Schedule