Form 10-Q
period 2000-06-30
BARRETT BUSINESS SERVICES INC
filed 2000-08-11
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

               Yes [ X ]            No [   ]

Number of shares of Common Stock, $.01 par value, outstanding at July 31, 2000 was 7,295,298 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

                                                                                          Page
                                                                                          ----
Part I - Financial Information

      Item 1.    Financial Statements

                 Balance Sheets - June 30, 2000 and
                 December 31, 1999...........................................................3

                 Statements of Operations - Three Months
                 Ended June 30, 2000 and 1999................................................4

                 Statements of Operations - Six Months
                 Ended June 30, 2000 and 1999................................................5

                 Statements of Cash Flows - Six Months
                 Ended June 30, 2000 and 1999................................................6

                 Notes to Financial Statements...............................................7

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.................................................................10

      Item 3.    Quantitative and Qualitative Disclosure About
                 Market Risk................................................................17


Part II - Other Information

      Item 4.    Submission of Matters to a Vote of Security Holders........................18

      Item 6.    Exhibits and Reports on Form 8-K...........................................18


Signatures       ...........................................................................19


Exhibit Index    ...........................................................................20

                         Part I - Financial Information

Item 1.       Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                      June 30,     December 31,
                                                                        2000           1999
                                                                     ---------      ---------

                         ASSETS

Current assets:
   Cash and cash equivalents                                         $     332      $     550
   Trade accounts receivable, net                                       29,451         30,216
   Prepaid expenses and other                                            1,218          1,219
   Deferred tax assets (Note 2)                                          2,350          1,658
                                                                     ---------      ---------
     Total current assets                                               33,351         33,643

Intangibles, net                                                        20,958         21,945
Property and equipment, net                                              7,439          7,027
Restricted marketable securities and workers' compensation deposits      4,481          6,281
Unrestricted marketable securities                                       1,584              -
Deferred tax assets (Note 2)                                               773            712
Other assets                                                             1,294          1,132
                                                                     ---------      ---------

                                                                     $  69,880      $  70,740
                                                                     =========      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                     $       -      $     865
   Current portion of long-term debt                                     2,762          2,783
   Line of credit                                                        4,992          4,882
   Accounts payable                                                        619          1,356
   Accrued payroll, payroll taxes and related benefits                  12,014         11,437
   Workers' compensation claim and safety incentive liabilities          4,701          4,219
   Other accrued liabilities                                               703            413
                                                                     ---------      ---------
     Total current liabilities                                          25,791         25,955

Long-term debt, net of current portion                                   2,864          4,232
Customer deposits                                                          698            815
Long-term workers' compensation liabilities                                691            699
Other long-term liabilities                                              1,905          1,710
                                                                     ---------      ---------
                                                                        31,949         33,411
                                                                     ---------      ---------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500 shares authorized, 7,305
     and 7,461 shares issued and outstanding, respectively                  73             75
   Additional paid-in capital                                            8,955          9,889
   Retained earnings                                                    28,903         27,365
                                                                     ---------      ---------
                                                                        37,931         37,329
                                                                     ---------      ---------

                                                                     $  69,880      $  70,740
                                                                     =========      =========

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                         Three Months Ended
                                                                               June 30,
                                                                        ----------------------
                                                                          2000          1999
                                                                        --------      --------
Revenues:
   Staffing services                                                    $ 51,698      $ 46,185
   Professional employer services                                         34,804        38,522
                                                                        --------      --------
                                                                          86,502        84,707
                                                                        --------      --------
Cost of revenues:
   Direct payroll costs                                                   67,155        65,575
   Payroll taxes and benefits                                              7,306         7,142
   Workers' compensation                                                   3,263         2,848
                                                                        --------      --------
                                                                          77,724        75,565
                                                                        --------      --------
     Gross margin                                                          8,778         9,142

Selling, general and administrative expenses                               6,464         6,403
Depreciation and amortization                                                822           582
                                                                        --------      --------
     Income from operations                                                1,492         2,157
                                                                        --------      --------
Other (expense) income:
   Interest expense                                                         (238)         (105)
   Interest income                                                            86            89
   Other, net                                                                  1             1
                                                                        --------      --------

                                                                            (151)          (15)
                                                                        --------      --------

Income before provision for income taxes                                   1,341         2,142
Provision for income taxes (Note 2)                                          547           926
                                                                        --------      --------

     Net income                                                         $    794      $  1,216
                                                                        ========      ========

Basic earnings per share                                                $    .11      $    .16
                                                                        ========      ========

Weighted average number of basic shares outstanding                        7,416         7,581
                                                                        ========      ========

Diluted earnings per share                                              $    .11      $    .16
                                                                        ========      ========

Weighted average number of diluted shares outstanding                      7,459         7,624
                                                                        ========      ========

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                           Six Months Ended
                                                                               June 30,
                                                                        ----------------------
                                                                          2000          1999
                                                                        --------      --------

Revenues:
   Staffing services                                                    $ 99,465      $ 83,414
   Professional employer services                                         74,159        72,308
                                                                        --------      --------
                                                                         173,624       155,722
                                                                        --------      --------

Cost of revenues:
   Direct payroll costs                                                  135,159       120,738
   Payroll taxes and benefits                                             15,224        13,393
   Workers' compensation                                                   5,860         5,134
                                                                        --------      --------

                                                                         156,243       139,265
                                                                        --------      --------

     Gross margin                                                         17,381        16,457

Selling, general and administrative expenses                              12,949        11,976
Depreciation and amortization                                              1,553         1,093
                                                                        --------      --------

     Income from operations                                                2,879         3,388
                                                                        --------      --------

Other (expense) income:
   Interest expense                                                         (459)         (129)
   Interest income                                                           172           184
   Other, net                                                                  4             2
                                                                        --------      --------

                                                                            (283)           57
                                                                        --------      --------

Income before provision for income taxes                                   2,596         3,445
Provision for income taxes (Note 2)                                        1,058         1,489
                                                                        --------      --------

     Net income                                                         $  1,538      $  1,956
                                                                        ========      ========

Basic earnings per share                                                $    .21      $    .26
                                                                        ========      ========

Weighted average number of basic shares outstanding                        7,438         7,624
                                                                        ========      ========

Diluted earnings per share                                              $    .21      $    .26
                                                                        ========      ========

Weighted average number of diluted shares outstanding                      7,484         7,666
                                                                        ========      ========

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                        ----------------------
                                                                          2000          1999
                                                                        --------      --------

Cash flows from operating activities:
   Net income                                                           $  1,538      $  1,956
   Reconciliations of net income to cash from operations:
     Depreciation and amortization                                         1,553         1,093
   Changes in certain assets and liabilities, net of acquisitions:
       Trade accounts receivable, net                                        765        (5,497)
       Prepaid expenses and other                                             11          (532)
       Deferred tax assets                                                  (753)           40
       Accounts payable                                                     (737)          611
       Accrued payroll, payroll taxes and related benefits                   577         6,337
       Workers' compensation claims and safety incentive liabilities         482          (536)
       Income taxes payable                                                    -          (438)
       Other accrued liabilities                                             290          (271)
       Customer deposits and long-term workers' compensation liabilities
         and other assets, net                                              (287)         (467)
       Other long-term liabilities                                           195           293
                                                                        --------      --------
     Net cash provided by operating activities                             3,634         2,589
                                                                        --------      --------
Cash flows from investing activities:
   Cash paid for acquisitions, including other direct costs                  (67)      (12,877)
   Purchase of fixed assets, net of amounts purchased in acquisitions       (911)         (820)
   Proceeds from maturities of marketable securities                         853         1,679
   Purchase of marketable securities, net of amounts acquired in
     acquisitions                                                           (637)       (2,018)
                                                                        --------      --------
     Net cash used in investing activities                                  (762)      (14,036)
                                                                        --------      --------
Cash flows from financing activities:
   Payment of credit line assumed in acquisition                               -        (1,113)
   Net proceeds from credit-line borrowings                                  110         2,541
   Proceeds from issuance of long-term debt                                    -         8,000
   Payments on long-term debt                                             (1,389)         (323)
   Payment of notes payable                                                 (865)            -
   Repurchase of common stock                                               (974)         (700)
   Payment to shareholder                                                      -           (57)
   Proceeds from the exercise of stock options                                28            15
                                                                        --------      --------
     Net cash (used in) provided by financing activities                  (3,090)        8,363
                                                                        --------      --------
     Net decrease in cash and cash equivalents                              (218)       (3,084)

Cash and cash equivalents, beginning of period                               550         4,029
                                                                        --------      --------

Cash and cash equivalents, end of period                                $    332      $    945
                                                                        ========      ========

Supplemental schedule of noncash activities:
   Acquisition of other businesses:
     Cost of acquisitions in excess of fair market value of net assets
       acquired                                                         $      -      $ 12,416
     Tangible assets acquired                                                  -         3,364
     Liabilities issued and assumed                                            -         1,798
     Notes payable issued in connection with acquisitions                      -         1,105

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


NOTE 2 - PROVISION FOR INCOME TAXES:

       Deferred  tax  assets   (liabilities)  are  comprised  of  the  following
components (in thousands):

                                                                        June 30,    December 31,
                                                                          2000          1999
                                                                        --------      --------
Current:
   Workers' compensation claim and safety incentive
     liabilities                                                        $  1,674      $  1,368
   Allowance for doubtful accounts                                           135           130
   Other accruals                                                            541           160
                                                                        --------      --------

                                                                        $  2,350      $  1,658
                                                                        ========      ========

Noncurrent:
   Tax depreciation in excess of book depreciation                      $    (94)     $    (94)
   Workers' compensation claim liabilities                                   269           272
   Book amortization of intangibles in excess of tax amortization            467           380
   Deferred compensation                                                      44            44
   Other                                                                      87           110
                                                                        --------      --------

                                                                        $    773      $    712
                                                                        ========      ========

                         BARRETT BUSINESS SERVICES, INC.
                    Notes to Financial Statements (Continued)


NOTE 2 - PROVISION FOR INCOME TAXES (Continued):

        The provision for income taxes for the six months ended June 30, 2000 and 1999 is as follows (in thousands):


                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                            2000         1999
                                                           -------      -------

       Current:
         Federal                                           $ 1,423      $ 1,224
         State                                                 388          333
                                                           -------      -------

                                                             1,811        1,557
                                                           -------      -------

       Deferred:
         Federal                                              (606)         (54)
         State                                                (147)         (14)
                                                           -------      -------

                                                              (753)         (68)
                                                           -------      -------

       Provision for income taxes                          $ 1,058      $ 1,489
                                                           =======      =======


NOTE 3 - STOCK INCENTIVE PLAN:

        The Company has a Stock Incentive Plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,550,000.

        The following table summarizes options granted under the Plan in 2000:


Outstanding at December 31, 1999                 893,718   $2.80 to   $17.94

Options granted                                  181,078   $2.40 to    $6.75
Options exercised                                 (7,000)  $3.50 to    $4.40
Options canceled or expired                      (60,000)  $8.56 to   $10.13
                                               ---------

Outstanding at June 30 2000                    1,007,796   $2.40 to   $17.94
                                               =========

Exercisable at June 30, 2000                     600,593
                                               =========

Available for grant at June 30, 2000             317,770
                                               =========


        The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.

                         BARRETT BUSINESS SERVICES, INC.
                    Notes to Financial Statements (Continued)

NOTE 3 - STOCK INCENTIVE PLAN (Continued):

        Certain of the Company's zone and branch management employees elect to receive a portion of their quarterly cash profit sharing distribution in the form of nonqualified deferred compensation stock options. Such options are awarded at a 60 percent discount from the then-fair market value of the Company's stock and are fully vested and immediately exercisable upon grant. Such discounts are recorded as compensation expense. The amount of the grantee's deferred compensation (discount from fair market value) is subject to market risk. During the first six months of 2000, the Company awarded deferred compensation stock options for 10,022 shares at exercise prices ranging from $2.40 to $2.60.

                         BARRETT BUSINESS SERVICES, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

        The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three and six months ended June 30, 2000 and 1999.

                                                      Percentage of Total Revenues
                                               --------------------------------------------
                                              Three Months Ended         Six Months Ended
                                                    June 30,                  June 30,
                                               ------------------        ------------------
                                               2000         1999         2000         1999
                                               -----        -----        -----        -----
Revenues:
   Staffing services                            59.8 %       54.5 %       57.3 %       53.6 %
   Professional employer services               40.2         45.5         42.7         46.4
                                               -----        -----        -----        -----
                                               100.0        100.0        100.0        100.0
                                               -----        -----        -----        -----

Cost of revenues:
   Direct payroll costs                         77.6         77.4         77.8         77.5
   Payroll taxes and benefits                    8.5          8.4          8.8          8.6
   Workers' compensation                         3.8          3.4          3.4          3.3
                                               -----        -----        -----        -----

     Total cost of revenues                     89.9         89.2         90.0         89.4
                                               -----        -----        -----        -----

Gross margin                                    10.1         10.8         10.0         10.6

Selling, general and administrative expenses     7.4          7.5          7.4          7.7
Depreciation and amortization                    0.9          0.7          0.9          0.7
                                               -----        -----        -----        -----

Income from operations                           1.8          2.6          1.7          2.2

Other income (expense)                          (0.2)           -         (0.2)           -
                                               -----        -----        -----        -----

Income before provision for income taxes         1.6          2.6          1.5          2.2

Provision for income taxes                       0.7          1.1          0.6          0.9
                                               -----        -----        -----        -----

     Net income                                  0.9 %        1.5 %        0.9 %        1.3 %
                                               =====        =====        =====        =====

                    Three months ended June 30, 2000 and 1999

       Net income for the second quarter of 2000 was $794,000, a decrease of $422,000 or 34.7% from the same period in 1999. The decrease in net income for 2000 was attributable primarily to a slowing in the Company's revenue growth rate compared to recent quarters, combined with increased workers' compensation and direct payroll costs, both in terms of dollars and as a percentage of revenues, and higher depreciation and amortization and interest expense. Basic and diluted earnings per share for the second quarter of 2000 were $.11, which compares to basic and diluted earnings per share of $.16 for the 1999 second quarter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)
---------------------------------

        Revenues for the second quarter of 2000 totaled approximately $86.5 million, an increase of approximately $1.8 million or 2.1% over the second quarter of 1999. The increase in revenues was primarily generated from the Company's Northern California operations. The quarter-over-quarter internal growth rate of revenues represented a decline of 4.5%. The percentage increase in total revenues exceeded the internal growth rate of revenues primarily due to the TSU Staffing ("TSU") acquisition effective May 31, 1999. The Company's revenue growth rate was affected in part by a progressive implementation of a new, comprehensive pre-employment screening system beginning in April 2000 and continuing through October 2000, which is designed to ensure that applicants are appropriately qualified. Although the new pre-employment screening system may result in lower revenues, management believes that in the long term the system will enhance the quality of the Company's employees and thus strengthen its competitive position in a low unemployment economy.

        Staffing services revenue increased approximately $5.5 million or 11.9% primarily due to robust growth in the Company's Northern California operations. The increase in staffing services revenue resulted in an increase in the share of staffing services from 54.5% of total revenues for the second quarter of 1999 to 59.8% for the second quarter of 2000. Professional employer ("PEO") services revenue decreased approximately $3.7 million or 9.7%, primarily due to management's decision to discontinue the Company's business relationships with certain customers who were not generating acceptable gross margins. The share of revenues for PEO services had a corresponding decrease from 45.5% of total revenues for the second quarter of 1999 to 40.2% for the second quarter of 2000.

        Gross margin for the second quarter of 2000 totaled approximately $8.8 million, which represented a decrease of $364,000 or 4.0% from the second quarter of 1999. The gross margin percent decreased from 10.8% of revenues for the second quarter of 1999 to 10.1% for the second quarter of 2000. The decrease in the gross margin percentage was due to higher workers' compensation expense and direct payroll costs and slightly higher payroll taxes and benefits. Workers' compensation expense for the second quarter of 2000 totaled $3.3 million or 3.8% of revenues, which compares to $2.8 million or 3.4% of revenues for the same period in 1999. The increase in workers' compensation expense for the 2000 second quarter, as a percentage of revenues, was generally attributable to an increase in the expected total costs of claims and a higher incidence of injuries in 2000 compared to the same period in 1999. The increase in direct payroll costs, as a percentage of revenues for the second quarter of 2000, was primarily due to increases in contract staffing and on-site management, which generally have a lower mark-up rate (and thus higher direct payroll costs as a percentage of revenues) relative to other staffing services provided by the Company. The increase in payroll taxes and benefits, as a percentage of revenues for the second quarter of 2000, was primarily attributable to increased direct payroll in California, which has a higher state unemployment tax rate as compared to other states in which the Company operates.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)
---------------------------------

        Selling, general and administrative ("SG&A") expenses for the 2000 second quarter amounted to approximately $6.5 million, an increase of $61,000 or 1.0% over the comparable period in 1999. SG&A expenses, expressed as a percentage of revenues, decreased from 7.5% for the second quarter of 1999 to 7.4% for the second quarter of 2000. The increase in total dollars over 1999 was primarily attributable to the Company's acquisition of TSU effective May 31, 1999, which accounted for approximately $652,000 of noncomparable operating expenses in the second quarter of 2000. Thus, comparable branch SG&A expenses declined $591,000, or 9.2%, from the second quarter of 1999.

        Depreciation and amortization totaled $822,000 or 0.9% of revenues for the second quarter of 2000, which compares to $582,000 or 0.7% of revenues for the same period in 1999. The increased expense was primarily due to (i) amortization arising from the TSU acquisition and (ii) in part, to the March 1, 2000 implementation of the Company's new information system.

        Other expense totaled $151,000 or 0.2% of revenues for the second quarter of 2000, which compares to $15,000 for the second quarter of 1999. The increase in expense was primarily attributable to net interest expense on higher debt levels necessary to finance three acquisitions made during the first five months of 1999.

        The Company offers various qualified employee benefit plans to its employees, including its worksite employees. These qualified employee benefit plans include a savings plan under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan and a group disability insurance plan. Generally, qualified employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act ("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees. In the event the tax exempt status of the Company's benefit plans were to be discontinued and the benefit plans were to be disqualified, such actions could have a material adverse effect on the Company's business, financial condition and results of operations. Reference is made to pages 19-20 of the Company's 1999 Annual Report on Form 10-K for a more detailed discussion of this issue.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)
---------------------------------

                     Six Months Ended June 30, 2000 and 1999

        Net income for the six months ended June 30, 2000 was $1,538,000, a decrease of $418,000 or 21.4% from the same period in 1999. The decrease in net income was attributable to a lower gross margin percent owing primarily to higher direct payroll costs and payroll taxes and benefits, expressed as a percentage of revenues, coupled with higher SG&A expenses, depreciation and amortization and interest expense. Basic and diluted earnings per share for the first six months of 2000 were $.21 as compared to $.26 for both basic and diluted earnings per share for the same period of 1999.

        Revenues for the six months ended June 30, 2000 totaled approximately $173.6 million, an increase of approximately $17.9 million or 11.5% over the similar period of 1999. The increase in total revenues was primarily due to the TSU acquisition, which was effective May 31, 1999.

        Gross margin for the six months ended June 30, 2000 totaled approximately $17.4 million, which represented an increase of $924,000 or 5.6% over the similar period of 1999. The gross margin percent decreased from 10.6% of revenues for the six-month period of 1999 to 10.0% for the same period of 2000. The decrease in the gross margin percentage was primarily due to higher direct payroll costs and payroll taxes and benefits. The increase in direct payroll costs, as a percentage of revenues, was attributable to increases in contract staffing and on-site management, of which payroll generally represents a higher percentage of revenues. The increase in payroll taxes and benefits for the six-month period of 2000 was primarily attributable to increased direct payroll in California, which has a higher state unemployment tax rate as compared to other states in which the Company operates.

        SG&A expenses for the six months ended June 30, 2000 amounted to approximately $12.9 million, an increase of $973,000 or 8.1% over the similar period of 1999. SG&A expenses, however, expressed as a percentage of revenues, decreased from 7.7% for the six-month period of 1999 to 7.4% for the same period of 2000. The increase in total SG&A dollars was primarily due to increased management payroll, advertising and rent expense in connection with the additional branch offices acquired in the TSU acquisition.

        Depreciation and amortization totaled $1.6 million or 0.9% of revenues for the six months ended June 30, 2000, which compares to $1.1 million or 0.7% of revenues for the same period of 1999. The increased expense was primarily due to the amortization arising from the acquisition of TSU coupled with depreciation and amortization from the March 1, 2000 implementation of the Company's new information system.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Other expense totaled $283,000 or 0.2% of revenues for the six-month period ended June 30, 2000, which compares to $57,000 of other income for the comparable 1999 period. The increase in expense was primarily due to net interest expense on higher debt levels necessary to finance three acquisitions in 1999.

Fluctuations in Quarterly Operating Results
-------------------------------------------

        The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims experience for workers' compensation, demand and competition for the Company's services and the effect of acquisitions. The Company's revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality in its staffing services business and on certain of its PEO clients in the agriculture and forest products related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs but may tend to represent a smaller percentage of revenues later in the Company's fiscal year as federal and state statutory wage limits for unemployment and to a lesser extent social security taxes are exceeded by some employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter, as well as adverse loss development of prior period claims during the current or subsequent quarters.

Liquidity and Capital Resources
-------------------------------

        The Company's cash position of $332,000 at June 30, 2000 decreased by $218,000 from December 31, 1999, which compares to a decrease of $3,084,000 for the comparable period in 1999. The decrease in cash at June 30, 2000, as compared to December 31, 1999, was primarily attributable to payments on long-term debt issued in connection with the 1999 TSU acquisition, cash used to repurchase the Company's common stock and cash used to implement the Company's new management information system, partially offset by cash provided by net income and depreciation and amortization.

        Net cash provided by operating activities for the six months ended June 30, 2000 amounted to $3,634,000, as compared to $2,589,000 for the comparable 1999 period. For the 2000 period, cash flow was primarily generated by net income, together with noncash expenses of depreciation and amortization and a decrease in accounts receivable, partially offset by an increase in deferred tax assets and a decrease in accounts payable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

        Net cash used in investing activities totaled $762,000 for the six months ended June 30, 2000, as compared to $14,036,000 for the similar 1999 period. For the 2000 period, the principal use of cash for investing activities was for costs associated with the March 1, 2000 implementation of the Company's new management information system. The Company presently has no material long-term capital commitments. For the 1999 period, the principal use of cash was for the acquisition of three staffing service businesses.

        Net cash used in financing activities for the six-month period ended June 30, 2000 was $3,090,000, which compared to $8,363,000 net cash provided by financing activities for the similar 1999 period. For the 2000 period, the principal use of cash in financing activities was $1,389,000 of payments made on long-term debt, primarily the $8,000,000 three-year term loan in connection with the Company's acquisition of TSU, $974,000 of cash used to repurchase the Company's common stock and $865,000 of cash used for payment of a note payable issued in connection with the TSU acquisition.

        The Company's business strategy is based in part on growth through the expansion of operations at existing offices, together with the acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas. The Company explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated.

        Effective May 31, 2000, the Company's credit arrangement with its principal bank was renewed on terms and conditions which were generally more favorable than the prior agreement. The amended agreement provides for an increase in the unsecured credit facility from $12.0 million to $15.0 million. This facility, which expires May 31, 2001, includes a subfeature for letters of credit, as to which approximately $2.4 million were outstanding as of June 30, 2000. Management believes that the credit facility and other potential sources of financing, together with anticipated funds generated from operations, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

        During 1999, the Company's board of directors authorized a stock repurchase program. Since inception, the board has approved two increases in the total number of shares authorized to be repurchased under this program. The repurchase program currently allows for the repurchase of up to 700,000 common shares from time to time in open market purchases. During the first six months of 2000, the Company repurchased 162,700 shares at an aggregate price of $974,000. As of August 9, 2000, the Company has repurchased 391,800 shares for an aggregate price of $2,525,000, since the

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

inception of the repurchase program. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances and other available sources of financing.

Inflation
---------

        Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

Forward-Looking Information
---------------------------

        Statements in this report which are not historical in nature, including discussion of economic conditions in the Company's market areas, the potential for and effect of future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the tax-qualified status of the Company's 401(k) savings plan, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and customers into the Company's operations, economic trends in the Company's service areas, the availability of qualified applicants for employment opportunities, uncertainties regarding government regulation of PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of June 30, 2000, the Company had interest-bearing debt obligations of approximately $11.7 million, of which approximately $10.1 million bears interest at a variable rate and approximately $1.6 million at a fixed rate of interest. The variable rate debt is comprised of approximately $5.0 million outstanding under an unsecured revolving credit facility, which bears interest at the Federal Funds rate plus 1.25% or LIBOR plus 1.00%. The Company also has an unsecured three-year term note with its principal bank, which bears interest at LIBOR plus 1.35%. Based on the Company's overall interest exposure at June 30, 2000, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of June 30, 2000, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

                           Part II - Other Information


Item 4.    Submission of Matters to a Vote of Security Holders

        The Company held its 2000 annual meeting of stockholders on May 16, 2000. The following directors were elected at the annual meeting:

                                                                               Abstentions and
                                                   For          Withheld       Broker Non-Votes
                                               ------------    -----------    -------------------

        Robert R. Ames                           6,149,891        628,552           48,000
        Richard W. Godard                        6,198,191        580,252              400
        Herbert L. Hochberg                      6,149,291        629,152           49,300
        Anthony Meeker                           6,149,891        628,552           48,700
        Nancy B. Sherertz                        6,166,366        612,077           32,225
        William W. Sherertz                      6,198,391        580,052              400

        The other matters presented for action at the annual meeting were approved by the following vote:

                                                                               Abstentions and
                                                   For          Against        Broker Non-Votes
                                               ------------    -----------    ------------------

        Approval to amend the Company's
           1993 Stock Incentive Plan             5,578,485      1,198,998              960

        Approval of the appointment of
           PricewaterhouseCoopers LLP as
           independent accountants               6,726,483         49,200            2,760


Item 6.    Exhibits and Reports on Form 8-K

           (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

           (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BARRETT BUSINESS SERVICES, INC.
                                               (Registrant)






Date:  August 10, 2000                         By:/s/ Michael D. Mulholland
                                                  -------------------------
                                                  Michael D. Mulholland
                                                  Vice President-Finance
                                                  (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
-------

4.1 Loan Agreement between the registrant and Wells Fargo Bank, N.A. and Revolving Line of Credit Note, each dated May 31, 2000.

11      Statement of Calculation of Basic and Diluted Common Shares Outstanding

27      Financial Data Schedule