Form 10-Q
period 2000-09-30
BARRETT BUSINESS SERVICES INC
filed 2000-11-14
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

            Yes [ X ]         No [   ]

Number of shares of Common Stock, $.01 par value, outstanding at October 31, 2000 was 7,038,298 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

                                                                            Page
Part I - Financial Information

     Item 1.  Financial Statements

              Balance Sheets - September 30, 2000 and
              December 31, 1999..............................................3

              Statements of Operations - Three Months
              Ended September 30, 2000 and 1999..............................4

              Statements of Operations - Nine Months
              Ended September 30, 2000 and 1999..............................5

              Statements of Cash Flows - Nine Months
              Ended September 30, 2000 and 1999..............................6

              Notes to Financial Statements..................................7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations....................................................10

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risk...................................................17


Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K..............................18


Signatures    ..............................................................19


Exhibit Index ..............................................................20

                         Part I - Financial Information
Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                        (In thousands, except par value)

                                                                     September 30,   December 31,
                                                                        2000            1999
                                                                      ---------      ---------
  ASSETS
Current assets:
   Cash and cash equivalents                                          $     351      $     550
   Trade accounts receivable, net                                        25,967         30,216
   Prepaid expenses and other                                               863          1,219
   Deferred tax assets (Note 2)                                           2,875          1,658
                                                                      ---------      ---------

     Total current assets                                                30,056         33,643

Intangibles, net                                                         20,434         21,945
Property and equipment, net                                               7,332          7,027
Restricted marketable securities and workers' compensation deposits       4,400          6,281
Unrestricted marketable securities                                        1,559              -
Deferred tax assets (Note 2)                                                818            712
Other assets                                                              1,392          1,132
                                                                      ---------      ---------

                                                                      $  65,991      $  70,740
                                                                      =========      =========


              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                        $     -        $   865
   Current portion of long-term debt                                      2,748          2,783
   Line of credit                                                         2,915          4,882
   Income taxes payable (Note 2)                                            268              -
   Accounts payable                                                       1,073          1,356
   Accrued payroll, payroll taxes and related benefits                   10,166         11,437
   Workers' compensation claim and safety incentive liabilities           4,718          4,219
   Other accrued liabilities                                              1,099            413
                                                                      ---------      ---------
     Total current liabilities                                           22,987         25,955

Long-term debt, net of current portion                                    2,408          4,232
Customer deposits                                                           658            815
Long-term workers' compensation liabilities                                 687            699
Other long-term liabilities                                               1,949          1,710
                                                                      ---------      ---------

                                                                         28,689         33,411
                                                                      ---------      ---------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500 shares authorized, 7,087
     and 7,461 shares issued and outstanding, respectively                   71             75
   Additional paid-in capital                                             7,828          9,889
   Retained earnings                                                     29,403         27,365
                                                                      ---------      ---------

                                                                         37,302         37,329
                                                                      ---------      ---------

                                                                      $  65,991      $  70,740
                                                                      =========      =========

The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                         Three Months Ended
                                                                             September 30,
                                                                        -----------------------
                                                                          2000         1999
                                                                        --------      ---------
Revenues:
   Staffing services                                                    $ 49,881      $ 56,434
   Professional employer services                                         30,863        39,441
                                                                        --------      --------

                                                                          80,744        95,875
                                                                        --------      --------

Cost of revenues:
   Direct payroll costs                                                   62,865        74,285
   Payroll taxes and benefits                                              6,564         7,620
   Workers' compensation                                                   3,401         3,022
                                                                        --------      --------

                                                                          72,830        84,927
                                                                        --------      --------

     Gross margin                                                          7,914        10,948

Selling, general and administrative expenses                               6,128         6,957
Depreciation and amortization                                                820           691
                                                                        --------      --------

     Income from operations                                                  966         3,300
                                                                        --------      --------

Other (expense) income:
   Interest expense                                                         (210)         (247)
   Interest income                                                            86            82
   Other, net                                                                  2            27
                                                                        --------      --------

                                                                            (122)         (138)
                                                                        --------      --------

Income before provision for income taxes                                     844         3,162
Provision for income taxes (Note 2)                                          344         1,327
                                                                        --------      --------

     Net income                                                         $    500      $  1,835
                                                                        ========      ========

Basic earnings per share                                                $    .07      $    .24
                                                                        ========      ========

Weighted average number of basic shares outstanding                        7,236         7,581
                                                                        ========      ========

Diluted earnings per share                                              $    .07       $   .24
                                                                        ========      ========

Weighted average number of diluted shares outstanding                      7,276         7,634
                                                                        ========      ========

The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                       -------------------------
                                                                         2000         1999
                                                                       -----------  ------------

Revenues:
   Staffing services                                                   $ 149,346     $ 139,848
   Professional employer services                                        105,022       111,749
                                                                       ---------     ---------

                                                                         254,368       251,597
                                                                       ---------     ---------

Cost of revenues:
   Direct payroll costs                                                  198,024       195,025
   Payroll taxes and benefits                                             21,788        21,013
   Workers' compensation                                                   9,261         8,157
                                                                       ---------     ---------

                                                                         229,073       224,195
                                                                       ---------     ---------

     Gross margin                                                         25,295        27,402

Selling, general and administrative expenses                              19,077        18,931
Depreciation and amortization                                              2,373         1,784
                                                                       ---------     ---------

     Income from operations                                                3,845         6,687
                                                                       ---------     ---------

Other (expense) income:
   Interest expense                                                         (669)         (376)
   Interest income                                                           258           266
   Other, net                                                                  6            30
                                                                       ---------     ---------

                                                                            (405)          (80)
                                                                       ---------     ---------

Income before provision for income taxes                                   3,440         6,607
Provision for income taxes (Note 2)                                        1,402         2,817
                                                                       ---------     ---------

     Net income                                                        $   2,038      $  3,790
                                                                       =========     =========

Basic earnings per share                                               $     .28       $   .50
                                                                       =========     =========

Weighted average number of basic shares outstanding                        7,371         7,609
                                                                       =========     =========

Diluted earnings per share                                             $     .27       $   .50
                                                                       =========     =========


Weighted average number of diluted shares outstanding                      7,415         7,655
                                                                       =========     =========

The accompanying notes are an integral part of these financial statements.

                        BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                     --------------------------
                                                                        2000          1999
                                                                     ------------  ------------
Cash flows from operating activities:
   Net income                                                           $  2,038      $  3,790
   Reconciliation of net income to cash from operations:
     Depreciation and amortization                                         2,373         1,784
   Changes in certain assets and liabilities, net of acquisitions:
       Trade accounts receivable, net                                      4,249        (8,575)
       Prepaid expenses and other                                            366          (840)
       Deferred tax assets                                                (1,323)          155
       Accounts payable                                                     (283)          267
       Accrued payroll, payroll taxes and related benefits                (1,271)        7,348
       Workers' compensation claim and safety incentive liabilities          499          (582)
       Income taxes payable                                                  268          (238)
       Other accrued liabilities                                             686          (206)
       Customer deposits and long-term workers' compensation liabilities
         and other assets, net                                              (429)         (555)
       Other long-term liabilities                                           239           393
                                                                        --------      --------

     Net cash provided by operating activities                             7,412         2,741
                                                                        --------      --------

Cash flows from investing activities:
   Cash paid for acquisitions, including other direct costs                  (67)      (12,917)
   Purchase of fixed assets, net of amounts purchased in acquisitions     (1,100)       (1,329)
   Proceeds from maturities of marketable securities                         992         2,325
   Purchase of marketable securities                                        (670)       (2,731)
                                                                        --------      --------

     Net cash used in investing activities                                  (845)      (14,652)
                                                                        --------      --------

Cash flows from financing activities:
   Payment of credit line assumed in acquisition                               -        (1,113)
   Net (payments on) proceeds from credit-line borrowings                 (1,967)        2,972
   Proceeds from issuance of long-term debt                                    -         8,000
   Payments on long-term debt                                             (1,859)       (1,013)
   Payment of notes payable                                                 (865)         (240)
   Repurchase of common stock                                             (2,103)         (700)
   Payment to shareholder                                                      -           (58)
   Proceeds from the exercise of stock options                                28            34
                                                                        --------      --------

     Net cash (used in) provided by financing activities                  (6,766)        7,882
                                                                        --------      --------

     Net decrease in cash and cash equivalents                              (199)       (4,029)

Cash and cash equivalents, beginning of period                               550         4,029
                                                                        --------      --------

Cash and cash equivalents, end of period                                $    351      $      -
                                                                        ========      ========

Supplemental schedule of noncash activities:
   Acquisition of other businesses:
     Cost of acquisitions in excess of fair market value of net assets
       acquired                                                         $      -      $ 12,456
     Tangible assets acquired                                                  -         3,364
     Liabilities issued and assumed                                            -         1,798
     Notes payable issued in connection with acquisitions                      -         1,105

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


NOTE 2 - PROVISION FOR INCOME TAXES:

      Deferred  tax  assets   (liabilities)   are  comprised  of  the  following
components (in thousands):

                                                                    September 30, December 31,
                                                                        2000          1999
                                                                    ------------- -------------
Current:
   Workers' compensation claim and safety incentive
     liabilities                                                        $  1,802      $  1,368
   Allowance for doubtful accounts                                           170           130
   Other accruals                                                            903           160
                                                                        --------      --------

                                                                        $  2,875      $  1,658
                                                                        ========      ========

Noncurrent:
   Tax depreciation in excess of book depreciation                      $    (82)     $    (94)
   Workers' compensation claim liabilities                                   267           272
   Book amortization of intangibles in excess of tax amortization            489           380
   Deferred compensation                                                      44            44
   Other                                                                     100           110
                                                                        --------      --------

                                                                        $    818      $    712
                                                                        ========      ========

                         BARRETT BUSINESS SERVICES, INC.
                    Notes to Financial Statements (Continued)


NOTE 2 - PROVISION FOR INCOME TAXES (Continued):

      The provision for income taxes for the nine months ended September 30, 2000 and 1999 is as follows (in thousands):

                                                           Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                             2000      1999
                                                          --------- ---------
      Current:
        Federal                                             $ 2,109   $ 2,090
        State                                                   616       562
                                                          --------- ---------

                                                              2,725     2,652
                                                          --------- ---------

      Deferred:
        Federal                                              (1,091)      139
        State                                                  (232)       26
                                                          --------- ---------

                                                             (1,323)      165
                                                          --------- ---------

      Provision for income taxes                            $ 1,402   $ 2,817
                                                          ========= =========
NOTE 3 - STOCK INCENTIVE PLAN:

      The Company has a Stock Incentive Plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,550,000.

     The following table summarizes options granted under the Plan in 2000:

Outstanding at December 31, 1999                         893,718    $2.80  to  $17.94

Options granted                                          187,824    $2.10  to   $6.75
Options exercised                                         (7,000)   $3.50  to   $4.40
Options canceled or expired                              (66,000)   $7.75  to  $17.75
                                                     ------------

Outstanding at September 30, 2000                      1,008,542    $2.10  to  $17.94
                                                     ============

Exercisable at September 30, 2000                        616,614
                                                     ============

Available for grant at September 30, 2000                185,024
                                                     ============

      The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.

                        BARRETT BUSINESS SERVICES, INC.
                   Notes to Financial Statements (Continued)

NOTE 3 - STOCK INCENTIVE PLAN (Continued):

      Certain of the Company's zone and branch management employees elect to receive a portion of their quarterly cash profit sharing distribution in the form of nonqualified deferred compensation stock options. Such options are awarded at a 60 percent discount from the then-fair market value of the Company's stock and are fully vested and immediately exercisable upon grant. Such discounts are recorded as comp-ensation expense. The amount of the grantee's deferred compensation (discount from fair market value) is subject to market risk. During the first nine months of 2000, the Company awarded deferred compensation stock options for 16,768 shares at exercise prices ranging from $2.10 to $2.60.

                       BARRETT BUSINESS SERVICES, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

      The  following   table  sets  forth  the  percentages  of  total  revenues
represented by selected items in the Company's Statements of Operations for the three and nine months ended September 30, 2000 and 1999.

                                                       Percentage of Total Revenues
                                           -------------------------------------------------
                                             Three Months Ended        Nine Months Ended
                                               September 30,             September 30,
                                           -----------------------   -----------------------
                                             2000         1999         2000         1999
                                           ----------  -----------   ----------   ----------
Revenues:
   Staffing services                            61.8 %       58.9 %       58.7 %       55.6%
   Professional employer services               38.2         41.1         41.3         44.4
                                           ----------  -----------   ----------   ----------
                                               100.0        100.0        100.0        100.0
                                           ----------  -----------   ----------   ----------
Cost of revenues:
   Direct payroll costs                         77.9         77.5         77.9         77.5
   Payroll taxes and benefits                    8.1          7.9          8.6          8.3
   Workers' compensation                         4.2          3.2          3.6          3.3
                                           ----------  -----------   ----------   ----------
      Total cost of revenues                    90.2         88.6         90.1         89.1
                                           ----------  -----------   ----------   ----------
Gross margin                                     9.8         11.4          9.9         10.9

Selling, general and administrative expenses     7.6          7.3          7.5          7.5
Depreciation and amortization                    1.0          0.7          0.9          0.7
                                           ----------  -----------   ----------   ----------
Income from operations                           1.2          3.4          1.5          2.7

Other income (expense)                          (0.2)        (0.1)        (0.2)        (0.1)
                                           ----------  -----------   ----------   ----------
Income before provision for income taxes         1.0          3.3          1.3          2.6

Provision for income taxes                       0.4          1.4          0.5          1.1
                                           ----------  -----------   ----------   ----------
     Net income                                  0.6 %        1.9 %        0.8 %        1.5%
                                           ==========  ===========   ==========   ==========

                Three months ended September 30, 2000 and 1999

      Net income for the third quarter of 2000 was $500,000, a decrease of $1,335,000 or 72.8% from the same period in 1999. The decrease in net income for 2000 was attributable primarily to a decline in the Company's revenues compared to recent quarters, combined with increased workers' compensation and direct payroll costs, both in terms of dollars and as a percentage of revenues, and higher depreciation and amortization, offset in part by lower selling, general and administrative expenses. Basic and diluted earnings per share for the third quarter of 2000 were $.07, which compares to basic and diluted earnings per share of $.24 for the 1999 third quarter.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)
---------------------------------

      Revenues for the third quarter of 2000 totaled approximately $80.7 million, a decrease of approximately $15.2 million or 15.8% from the third quarter of 1999. In terms of geographic revenue trends for the Company's five operating zones, the Southern California and Mid-Atlantic operating zones experienced the largest percentage decline in quarter-over-quarter revenues. The Company's revenues continue to be adversely affected by the reduced availability of qualified employees in a low unemployment economy, as well as the Company's decision to terminate its relationship with certain customers due to unacceptable profit margins or risks associated with credit or workplace safety. In an effort to improve future operating results, management is (i) continuing to impose higher rates for the Company's services to reflect the current imbalance between the demand for and supply of qualified employees for its customers and (ii) seeking additional opportunities to reduce selling, general and administrative ("SG&A") expenses.

      Staffing services revenue decreased approximately $6.6 million or 11.6% primarily due to a shortage of available qualified personnel in the majority of areas in which the Company does business. Professional employer ("PEO") services revenue decreased approximately $8.6 million or 21.7%, primarily due to management's decision to discontinue the Company's services to certain customers who were not generating acceptable gross margins. The decrease in PEO services revenue resulted in an increase in the share of staffing services from 58.9% of total revenues for the third quarter of 1999 to 61.8% for the third quarter of 2000. The share of revenues for PEO services had a corresponding decrease from 41.1% of total revenues for the third quarter of 1999 to 38.2% for the third quarter of 2000.

      Gross margin for the third quarter of 2000 totaled approximately $7.9 million, which represented a decrease of $3.0 million or 27.7% from the third quarter of 1999. The gross margin percent decreased from 11.4% of revenues for the third quarter of 1999 to 9.8% for the third quarter of 2000. The decrease in the gross margin percentage was due to higher workers' compensation expense and direct payroll costs and slightly higher payroll taxes and benefits. Workers' compensation expense for the third quarter of 2000 totaled $3.4 million or 4.2% of revenues, which compares to $3.0 million or 3.2% of revenues for the same period in 1999. The increase in workers' compensation expense for the 2000 third quarter, as a percentage of revenues, was generally attributable to an increase in the expected total costs of claims in 2000 compared to the same period in 1999. The increase in direct payroll costs, as a percentage of revenues for the third quarter of 2000, was primarily due to increases in contract staffing and on-site management, which generally have a lower mark-up rate (and thus higher direct payroll costs as a percentage of revenues) relative to other staffing services provided by the Company. The increase in payroll taxes and benefits,

                        BARRETT BUSINESS SERVICES, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

as a percentage of revenues for the third quarter of 2000, was primarily attributable to increased direct payroll in California, which has a higher state unemployment tax rate as compared to other states in which the Company operates.

      SG&A expenses for the 2000 third quarter amounted to approximately $6.1 million, a decrease of $829,000 or 11.9% from the comparable period in 1999. SG&A expenses, expressed as a percentage of revenues, increased from 7.3% for the third quarter of 1999 to 7.6% for the third quarter of 2000. The decrease in total SG&A dollars from 1999 was primarily attributable to lower management payroll, branch profit sharing and related payroll taxes.

      Depreciation and amortization totaled $820,000 or 1.0% of revenues for the third quarter of 2000, which compares to $691,000 or 0.7% of revenues for the same period in 1999. The increased expense was primarily due to the March 1, 2000 implementa-tion of the Company's new information system.

      Other expense totaled $122,000 or 0.2% of revenues for the third quarter of 2000, which compares to $138,000 or 0.1% of revenues for the third quarter of 1999. The small decrease in expense was primarily attributable to slightly less net interest expense on lower debt levels during the third quarter of 2000.

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

                Nine Months Ended September 30, 2000 and 1999

      Net income for the nine months ended September 30, 2000 was $2,038,000, a decrease of $1,752,000 or 46.2% from the same period in 1999. The decrease in net income was attributable to a lower gross margin percent owing primarily to higher direct

                        BARRETT BUSINESS SERVICES, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

payroll costs, payroll taxes and benefits and workers' compensation expense, expressed as a percentage of revenues, coupled with higher depreciation and amortization and interest expense. Basic and diluted earnings per share for the first nine months of 2000 were $.28 and $.27, respectively, as compared to $.50 for both basic and diluted earnings per share for the same period of 1999.

      Revenues for the nine months ended September 30, 2000 totaled approximately $254.4 million, an increase of approximately $2.8 million or 1.1% over the similar period of 1999. The increase in total revenues was primarily due to the TSU acquisition, which was effective May 31, 1999.

      Gross margin for the nine months ended September 30, 2000 totaled approximately $25.3 million, which represented a decrease of $2.1 million or 7.7% from the similar period of 1999. The gross margin percent decreased from 10.9% of revenues for the nine-month period of 1999 to 9.9% for the same period of 2000. The decrease in the gross margin percentage was primarily due to higher direct payroll costs and payroll taxes and benefits. The increase in direct payroll costs, as a percentage of revenues, was attributable to increases in contract staffing and on-site management, of which payroll generally represents a higher percentage of revenues. The increase in payroll taxes and benefits for the nine-month period of 2000 was primarily attributable to increased direct payroll in California, which has a higher state unemployment tax rate as compared to other states in which the Company operates. The increase in workers' compensation expense was generally attributable to an increase in the expected total costs of claims and a higher incidence of injuries in the nine months ended September 30, 2000 compared to the similar period in 1999.

      SG&A expenses for the nine months ended September 30, 2000 amounted to approximately $19.1 million, an increase of $146,000 or 0.8% over the similar period of 1999. SG&A expenses, expressed as a percentage of revenues, remained constant at 7.5% for the nine-month periods of 1999 and 2000. The increase in total SG&A dollars was primarily due to increased bad debt expense, advertising and legal expenses, offset in part by lower branch profit sharing and related payroll taxes.

      Depreciation and amortization totaled $2.4 million or 0.9% of revenues for the nine months ended September 30, 2000, which compares to $1.8 million or 0.7% of revenues for the same period of 1999. The increased expense was primarily due to the amortization arising from the acquisition of TSU coupled with depreciation and amortization from the March 1, 2000 implementation of the Company's new information system.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)
---------------------------------

      Other expense totaled $405,000 or 0.2% of revenues for the nine-month period ended September 30, 2000, which compares to $80,000 or 0.1% of revenues for the comparable 1999 period. The increase in expense was primarily due to higher net interest expense related to debt incurred effective May 31, 1999 in connection with the TSU acquisition.

Fluctuations in Quarterly Operating Results
-------------------------------------------

      The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims experience for workers' compensation, demand and competition for the Company's services and the effect of acquisitions. The Company's revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality in its staffing services business and on certain of its PEO clients in the agriculture and forest products related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs but may tend to represent a smaller percentage of revenues later in the Company's fiscal year as federal and state statutory wage limits for unemployment and to a lessor extent social security taxes are exceeded by some employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter, as well as adverse loss development of prior period claims during the current or subsequent quarters.

Liquidity and Capital Resources
-------------------------------

      The Company's cash position of $351,000 at September 30, 2000 represented a decrease of $199,000 from December 31, 1999. The decline in the first nine months of 2000 compares to a decrease of $4,029,000 for the comparable period in 1999. The decrease in cash at September 30, 2000, as compared to December 31, 1999, was primarily attributable to cash used to repurchase the Company's common stock, payments on credit-line borrowings and payments on long-term debt issued in connection with the 1999 TSU acquisition, partially offset by cash provided by net income and depreciation and amortization.

      Net cash provided by operating activities for the nine months ended September 30, 2000 amounted to $7,412,000, as compared to $2,741,000 for the comparable 1999 period. For the 2000 period, cash flow was primarily generated by net

                        BARRETT BUSINESS SERVICES, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

income, together with noncash expenses of depreciation and amortization and a decrease in accounts receivable, partially offset by an increase in deferred tax assets and a decrease in accrued payroll, payroll taxes and related benefits.

      Net cash used in investing activities totaled $845,000 for the nine months ended September 30, 2000, as compared to $14,652,000 for the similar 1999 period. For the 2000 period, the principal use of cash for investing activities was for costs associated with the March 1, 2000 implementation of the Company's new management information system. The Company presently has no material long-term capital commitments. For the 1999 period, the principal use of cash was for the acquisition of three staffing service businesses.

      Net cash used in financing activities for the nine-month period ended September 30, 2000 was $6,766,000, which compared to $7,882,000 net cash provided by financing activities for the similar 1999 period. For the 2000 period, the principal use of cash in financing activities was $2,103,000 of cash used to repurchase the Company's common stock, $1,967,000 of payments made on credit-line borrowings and $1,859,000 of payments made on long-term debt, primarily the $8,000,000 three-year term loan in connection with the Company's acquisition of TSU.

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

      The Company maintains a credit arrangement with its principal bank which provides for an unsecured revolving credit facility of $15.0 million. This facility, which expires May 31, 2001, includes a subfeature for letters of credit, as to which approximately $2.6 million were outstanding as of September 30, 2000. Management believes that the credit facility and other potential sources of financing, together with anticipated funds generated from operations, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

      During 1999, the Company's board of directors authorized a stock repurchase program. Since inception, the board has approved three increases in the total number of shares authorized to be repurchased under this program. The repurchase program currently allows for the repurchase of up to 950,000 common shares from time to time in open market purchases. During the first nine months of 2000, the Company

                        BARRETT BUSINESS SERVICES, INC.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

repurchased 380,500 shares at an aggregate price of $2,103,000. Since the inception of the repurchase program through November 8, 2000, the Company has repurchased 648,800 shares for an aggregate price of $3,848,000. Management anticipates that the capital necessary to continue to execute this program will be provided by existing cash balances and other available sources of financing.

Inflation
---------

      Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

Forward-Looking Information
---------------------------

      Statements in this report which are not historical in nature, including discussion of economic conditions in the Company's market areas, the potential for and effect of future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the tax-qualified status of the Company's 401(k) savings plan, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and customers into the Company's operations, economic trends in the Company's service areas, the availability of qualified applicants for employment opportunities, the ability of the Company to obtain adequate rates for its services, uncertainties regarding government regulation of PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                        BARRETT BUSINESS SERVICES, INC.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of September 30, 2000, the Company had interest-bearing debt obligations of approximately $9.2 million, of which approximately $7.6 million bears interest at a variable rate and approximately $1.6 million at a fixed rate of interest. The variable rate debt is comprised of approximately $2.9 million outstanding under an unsecured revolving credit facility, which bears interest at the Federal Funds rate plus 1.25% or LIBOR plus 1.00%. The Company also has an unsecured three-year term note with its principal bank, which bears interest at LIBOR plus 1.35%. Based on the Company's overall interest exposure at September 30, 2000, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of September 30, 2000, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this Report.

         (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BARRETT BUSINESS SERVICES, INC.
                                          (Registrant)






Date:  November 9, 2000                   By:/s/ Michael D. Mulholland
                                             ---------------------------
                                             Michael D. Mulholland
                                             Vice President-Finance
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit

4.1 Amendment, dated September 30, 2000, to Loan Agreement between the Registrant and Wells Fargo Bank, N.A., dated May 31, 2000.

11    Statement of Calculation of Basic and Diluted Common Shares Outstanding

27    Financial Data Schedule