Form 10-K
period 2000-12-31
BARRETT BUSINESS SERVICES INC
filed 2001-04-02
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
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

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $11,143,264 at February 28, 2001 (based on a market price as
                   -----------
of February 12, 2001).

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             Class                          Outstanding at February 28, 2001
            -------                         --------------------------------
Common Stock, Par Value $.01 Per Share              6,427,898 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.

                         BARRETT BUSINESS SERVICES, INC.
                         2000 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.    Business                                                            2

Item 2.    Properties                                                         11

Item 3.    Legal Proceedings                                                  11

Item 4.    Submission of Matters to a Vote of Security Holders                11

           Executive Officers of the Registrant                               12

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related                  13
           Stockholder Matters

Item 6.    Selected Financial Data                                            14

Item 7.    Management's Discussion and Analysis of Financial                  15
           Condition and Results of Operations

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         22

Item 8.    Financial Statements and Supplementary Data                        22

Item 9.    Changes in and Disagreements With Accountants on                   22
           Accounting and Financial Disclosure

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                 23

Item 11.   Executive Compensation                                             23

Item 12.   Security Ownership of Certain Beneficial Owners and                23
           Management

Item 13.   Certain Relationships and Related Transactions                     23

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on             24
           Form 8-K

Signatures                                                                    25

Financial Statements                                                         F-1

Exhibit Index

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

      Barrett's range of services and expertise in human resource management encompasses five major categories: payroll processing, employee benefits and administration, workers' compensation coverage, effective risk management and workplace safety programs, and human resource administration, which includes functions such as recruiting, interviewing, drug testing, hiring, placement, training and regulatory compliance. These services are typically provided through a variety of contractual arrangements, as part of either a traditional staffing service or a professional employer organization ("PEO") service. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing, and comprehensive on-site personnel management responsibilities. In a PEO arrangement, the Company enters into a contract to become a co-employer of the client company's existing workforce and assumes responsibility for some or all of the human resource management responsibilities. The Company's target PEO clients typically have limited resources available to effectively manage these matters. The Company believes that its ability to offer clients a broad mix of staffing and PEO services differentiates it from its competitors and benefits its clients through
(i) lower recruiting and personnel administration costs, (ii) decreases in payroll expenses due to lower workers' compensation and health insurance costs,
(iii) improvements in workplace safety and employee benefits, (iv) lower employee turnover and (v) reductions in management resources expended in employment-related regulatory compliance. For 2000, Barrett's staffing services revenues represented 58.5% of total revenues, compared to 41.5% for PEO services revenues.

      Barrett provides services to a diverse array of customers, including, among others, electronics manufacturers, various light-manufacturing industries, forest products and agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in numerous construction-related fields and various professional services firms. During 2000, the Company provided staffing services to approximately 4,600 customers, down from 6,800 in 1999. Although a majority of the Company's staffing customers are small to mid-sized businesses, during 2000 approximately 45 of the Company's customers each utilized Barrett employees in a number ranging from at least 200 employees to as many as 1,000 employees through various staffing services arrangements. In addition, Barrett had approximately 465 PEO clients at December 31, 2000, compared to 637 at December 31, 1999. The decrease in the number of PEO customers at December 31, 2000 was primarily due to the Company's decision in mid-2000 to discontinue doing business with customers who were not providing adequate profit margins or represented unacceptable levels of risk associated with credit or workplace safety.

      The Company operates through a network of 27 branch offices in Oregon, California, Washington, Maryland, Delaware, Idaho, Arizona and North Carolina. Barrett also has several smaller recruiting offices in its general market areas under the direction of a branch office.

OPERATING STRATEGIES
      The Company's principal operating strategies are to: (i) provide effective human resource management services through a unique and efficient blend of staffing and PEO arrangements, (ii) promote a decentralized and autonomous management philosophy and structure, (iii) leverage zone and branch level economies of scale, (iv) motivate employees through wealth sharing and (v) control workers' compensation costs through effective risk management.

GROWTH STRATEGIES
      The Company's principal growth strategies are to: (i) utilize a zone management structure to strengthen and expand operations, (ii) enhance management information systems to support continued growth and to improve customer services and (iii) expand through acquisitions of human resource-related businesses in new and existing geographic markets.

ACQUISITIONS
      The Company reviews acquisition opportunities on an ongoing basis. While growth through acquisition has been a major element of the Company's overall strategic growth plan, there can be no assurance that any additional acquisitions will be completed in the foreseeable future, or that any future acquisitions will have a positive effect on the Company's performance. Acquisitions involve a number of potential risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, exposure to workers' compensation and other costs in differing regulatory environments, adverse short-term effects on the Company's operating results, integration of management information systems and the amortization of acquired intangible assets.

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

o Employee Benefits and Administration. As a result of its size, Barrett is able to offer employee benefits which are typically not available at an affordable cost to many of its customers, particularly those with fewer than 100 employees. These benefits include health care insurance, a 401(k) savings plan, a Section 125 cafeteria plan, life and disability insurance, claims administration and a nonqualified deferred compensation plan.

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

      Staffing  Services.  Barrett's  staffing  services  include  on-demand  or
      ------------------
short-term staffing assignments, contract staffing, long-term or indefinite-term on-site management and human resource administration. Short-term staffing involves employee demands caused by such factors as seasonality, fluctuations in customer demand, vacations, illnesses, parental leave, and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining additional permanent employees. As more and more companies focus on effectively managing variable costs and reducing fixed overhead, the use of employees on a short-term basis allows firms to utilize the "just-in-time" approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.

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

      The Company's staffing services customers operate in a broad range of businesses, including forest products and agriculture-based companies, electronic manufacturers, transportation and shipping companies, food processors, professional firms and construction contractors. Such customers range in size from small local firms to companies with international operations, which use Barrett's services on a domestic basis. None of the Company's staffing services customers individually accounted for more than 5% of its total 2000 revenues.

      In 2000, the light industrial sector generated approximately 73% of the Company's staffing services revenues, while clerical office staff accounted for 17% of such revenues and technical personnel represented the balance of 10%. Light industrial workers in the Company's employ perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers and drafters of electronic parts.

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

      The Company utilizes a variety of methods to recruit its work force for staffing services, including among others, referrals by existing employees, newspaper advertising and marketing brochures distributed at colleges and vocational schools. The employee application process includes an interview, skills assessment test, reference verification and drug screening. The recruiting of qualified employees requires more effort when unemployment rates are low. In mid-2000, the Company implemented a new, comprehensive pre-employment screening test to further ensure that applicants are appropriately qualified for employment.

      Barrett's staffing services employees are not under its direct control while working at a customer's business. Barrett has not experienced any significant liability due to claims arising out of negligent acts or misconduct by its staffing services employees. The possibility exists, however, of claims being asserted against the Company which may exceed the Company's liability insurance coverage, with a resulting negative effect on the Company's financial condition.

      PEO Services. Many businesses, particularly those with a limited number of employees, find personnel administration requirements to be unduly complex and time consuming. These businesses often cannot justify the expense of a full-time human resource staff. In addition, the escalating costs of health and workers' compensation insurance in recent years, coupled with the increased complexity of laws and regulations affecting the workplace, have created a compelling opportunity for small to mid-sized businesses to outsource these managerial burdens. The outsourcing of non-core business functions, such as human resource administration, enables small enterprises to devote their limited resources to their core competencies.

      In a PEO services arrangement, Barrett enters into a contract to become a co-employer of the client company's existing workforce. Pursuant to this contract, Barrett assumes responsibility for some or all of the human resource management responsibilities, including payroll and payroll taxes, employee benefits, health insurance, workers' compensation coverage, workplace safety programs, compliance with federal and state employment laws, labor and workplace regulatory requirements and related administrative responsibilities. Barrett has the right to hire and fire its PEO employees, although the client company remains responsible for day-to-day assignments, supervision and training and, in most cases, recruiting.

      The Company began offering PEO services to Oregon customers in 1990 and subsequently expanded these services to other states. The Company has entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional firms, construction, retail, manufacturing and distribution businesses.

PEO clients are typically small to mid-sized businesses with up to 100 employees. None of the Company's PEO clients individually accounted for more than 5% of its total annual revenues during 2000.

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

      The form of agreement also provides for indemnification of the Company by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety or immigration laws or regulations. The Company also requires the PEO client to maintain comprehensive liability coverage in the amount of $1,000,000 for acts of its work-site employees. In addition, the Company has excess liability insurance coverage. Although no claims exceeding such policy limits have been paid by the Company to date, the possibility exists that claims for amounts in excess of sums available to the Company through indemnification or insurance may be asserted in the future, which could adversely affect the Company's profitability.

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

BILLING
      Through centralized operations at the Company's headquarters in Portland, Oregon, the Company prepares invoices weekly for its staffing services customers and following the end of each payroll period for PEO clients. Health insurance premiums are passed through to PEO clients. Payment terms for most PEO clients are due on the invoice date.

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

      Elements  of Workers'  Compensation  System.  State law (and,  for certain
      -------------------------------------------
types of employees, federal law) generally mandates that an employer reimburse its employees for the costs of medical care and other specified benefits for injuries or illnesses incurred in the course and scope of employment. The benefits payable for various categories of claims are determined by state regulation and vary with the severity and nature of the injury or illness and other specified factors. In return for this guaranteed protection, workers' compensation is an exclusive remedy and employees are generally precluded from seeking other damages from their employer for workplace injuries. Most states require employers to maintain workers' compensation insurance or otherwise demonstrate financial responsibility to meet workers' compensation obligations to employees. In many states, employers who meet certain financial and other requirements are permitted to self-insure.

      Self Insurance for Workers' Compensation. In August 1987, Barrett became a
      ----------------------------------------
self-insured employer for workers' compensation coverage in Oregon. The Company subsequently obtained self-insured employer status for workers' compensation in four additional states, Maryland, Washington, Delaware and California. In addition, in May 1995, the Company was granted self-insured employer status by the U.S. Department of Labor for longshore and harbor ("USL&H") workers' compensation coverage. Regulations governing self-insured employers in each jurisdiction typically require the employer to maintain surety deposits of cash, government securities or other financial instruments to cover workers' claims in the event the employer is unable to pay for such claims.

      Through December 31, 2000, Barrett maintained excess workers' compensation insurance for single occurrences exceeding $350,000 (except for $500,000 for USL&H coverage) with statutory limits (i.e., in unlimited amounts) pursuant to annual policies with major insurance companies. The excess-insurance policies contain standard exclusions from coverage, including punitive damages, fines or penalties in connection with violation of any statute or regulation and losses covered by other insurance or indemnity provisions.

      In addition, the Company maintains an insured large-deductible program which allows it to become insured for workers' compensation coverage in nearly all states where the extent of the Company's operations does not yet warrant the investment to become a self-insured employer.

      Claims  Management.  As a self-insured  employer,  the Company's  workers'
      ------------------
compensation expense is tied directly to the incidence and severity of workplace injuries to its employees. Barrett seeks to contain its workers' compensation costs through an aggressive approach to claims management. The Company uses managed-care systems to reduce medical costs and keeps time-loss costs to a minimum by assigning injured workers, whenever possible, to short-term assignments which accommodate the workers' physical limitations. The Company believes that these assignments minimize both time actually lost from work and covered time-loss costs. Barrett has also engaged third-party administrators ("TPAs") to provide additional claims management expertise. Typical management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and negotiating early settlements to eliminate future case development and costs. Barrett also maintains a corporate-wide pre-employment drug screening program and a mandatory post-injury drug test. The program is believed to have resulted in a reduction in the frequency of fraudulent claims and in accidents in which the use of illegal drugs appears to have been a contributing factor.

      Elements of Self-Insurance  Costs. The costs associated with the Company's
      ---------------------------------
self-insured workers' compensation program include case reserves for reported claims, an additional expense provision (referred to as the "IBNR reserve") for unanticipated increases in the cost of open injury claims (known as "adverse loss development") and for claims incurred in prior periods but not reported, fees payable to the Company's TPAs, additional claims administration expenses, administrative fees payable to state and federal workers' compensation regulatory agencies, premiums for excess workers' compensation insurance, legal fees and safety incentive payments. Although not directly related to the size of the Company's payroll, the number of claims and correlative loss payments may be expected to increase with growth in the total number of employees. The state assessments are typically based on payroll amounts and, to a limited extent, the amount of permanent disability awards during the previous year. Excess insurance premiums are also based in part on the size of the Company's payroll. Safety incentives expense may increase as the number of the Company's PEO employees rises, although increases will only occur for any given PEO client if such client's claims costs are below agreed-upon amounts.

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

      As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates, and as other data becomes available, these estimates are revised, which may result in increases  or  decreases  in  existing  case  reserves.  Barrett  has  engaged a nationally-recognized, independent actuary to review annually the Company's total workers' compensation claims liability and reserving practices. Based in part on such review, the Company believes its total accrued workers' compensation claims liabilities are adequate. It is possible, however, that the Company's actual future workers' compensation obligations may exceed the amount of its accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims, and the effect, if any, of claims incurred but not reported.

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

MANAGEMENT INFORMATION SYSTEMS
      The Company performs all functions associated with payroll administration through its internal management information system. Each branch office performs payroll data entry functions and maintains an independent database of employees and customers, as well as payroll and invoicing records. All processing functions are centralized at Barrett's corporate headquarters in Portland, Oregon. As the Company has previously reported, management initiated a project in mid-1997 to convert its information systems to new technologies which are expected to enable the Company to more effectively accommodate its anticipated growth. This hardware and software upgrade was completed and implemented on March 1, 2000. Total capital expenditures for this project were approximately
4.5 million.

EMPLOYEES AND EMPLOYEE BENEFITS
      At December 31, 2000, the Company had approximately 13,425 employees, including approximately 8,800 staffing services employees, approximately 4,400 PEO employees and approximately 225 managerial, sales and administrative employees. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. During 2000, less than 1% of the Company's employees were covered by a collective bargaining agreement. Each of Barrett's managerial, sales and administrative employees has entered into a standard form of employment agreement which, among other things, contains covenants not to engage in certain activities in competition with the Company for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. Barrett believes its employee relations are good.

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

REGULATORY AND LEGISLATIVE ISSUES
      Business Operations. The Company is subject to the laws and regulations of
      -------------------
the jurisdictions within which it operates, including those governing self-insured employers under the workers' compensation systems in Oregon, Washington, Maryland, Delaware, California and the U.S. Department of Labor for USL&H workers. An Oregon PEO company, such as Barrett, is required to be licensed as a worker-leasing company by the Workers' Compensation Division of the Oregon Department of Consumer and Business Services. Temporary staffing companies are expressly exempt from the Oregon licensing requirement. Oregon PEO companies are also required to ensure that each PEO client provides adequate training and supervision for its employees to comply with statutory requirements for workplace safety and to give 30 days written notice in the event of a termination of its obligation to provide workers' compensation coverage for PEO employees and other subject employees of a PEO client. Although compliance with these requirements imposes some additional financial risk on Barrett, particularly with respect to those clients who breach their payment obligation to the Company, such compliance has not had an adverse impact on Barrett's business to date.

      Employee Benefit Plans. The Company's  operations are affected by numerous
      ----------------------
federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees who are assigned to work at client locations (sometimes referred to as "work-site employees"), the Company assumes certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer, temporary employment, and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of "employer" under these laws is not uniform.

      As an employer, the Company is subject to all federal statutes and regulations governing its employer-employee relationships. Subject to the issues discussed below, the Company believes that its operations are in compliance in all material respects with all applicable federal statutes and regulations.

      The Company offers various qualified employee benefit plans to its employees, including its work-site employees. These employee benefit plans include a savings plan (the "401(k) plan") under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan and a group disability insurance plan. In addition, the Company offers a nonqualified deferred compensation plan, which is available to highly compensated employees who are not eligible to participate in the Company's 401(k) plan. Generally, qualified employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974 ("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees. See Item 7 of this report for a discussion of issues regarding qualification of the Company's employee benefit plans arising out of participation by the Company's PEO employees.

COMPETITION
      The staffing services and PEO businesses are characterized by rapid growth and intense competition. The staffing services market includes competitors of all sizes, including several, such as Manpower, Inc., Kelly Services, Inc. and RemedyTemp, Inc. that are national in scope and have substantially greater financial, marketing and other resources than the Company. In addition to national companies, Barrett competes with numerous regional and local firms for both customers and employees. There are relatively few barriers to entry into the staffing services business. The principal competitive factors in the staffing services industry are price, the ability to provide qualified workers in a timely manner and the monitoring of job performance. The Company attributes its internal growth in staffing services revenues to the cost-efficiency of its operations which permits the Company to price its services competitively, and to its ability through its branch office network to understand and satisfy the needs of its customers with competent personnel.

      Although there are believed to be at least 2,000 companies currently offering PEO services in the U.S., many of these potential competitors are located in states in which the Company presently does not operate. Barrett believes that there are approximately 60 firms offering PEO services in Oregon, but the Company has the largest presence in the state. During 2000, approximately 61% and 33% of the Company's PEO revenues were earned in Oregon and California, respectively.

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

ITEM 2.  PROPERTIES

      The Company provides staffing and PEO services through all 27 of its branch offices. The following table shows the number of branch offices located in each state in which the Company operates. The Company's California and Oregon offices accounted for 44% and 37%, respectively, of its total revenues in 2000. The Company also leases office space in other locations in its market areas which it uses to recruit and place employees.

                                              Number of
                                               Branch
                        State                  Offices
                        ------------------   -----------
                        Arizona                   1
                        California                9
                        Idaho                     2
                        Oregon                    9
                        Washington                1
                        Maryland                  3
                        Delaware                  1
                        North Carolina            1

      The Company's corporate headquarters are located in an office building in Portland, Oregon, with approximately 9,200 square feet of office space. The building is subject to a mortgage loan with a principal balance of approximately $442,000 at December 31, 2000.

      The Company also owns two other office buildings, one in Portland, Oregon with approximately 7,000 square feet of office space, which houses its Portland/Bridgeport branch office, and the second, a small office condominium in San Bernardino, California, which is currently offered for sale.

      Barrett leases office space for its other branch offices. At December 31, 2000, such leases had expiration dates ranging from less than one year to five years, with total minimum payments through 2005 of approximately $2,956,000.

ITEM 3.  LEGAL PROCEEDINGS

      There were no material legal proceedings pending against the Company at December 31, 2000, or during the period beginning with that date through March 23, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table identifies, as of February 28, 2001, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

                                                                                    Officer
   Name                     Age     Principal Positions and  Business Experience     Since

-------------------------------------------------------------------------------------------

William W. Sherertz         55      President; Chief Executive Officer; Director     1980

Michael D. Mulholland       49      Vice President-Finance and Secretary; Chief      1994
                                    Financial Officer

Gregory R. Vaughn           45      Vice President                                   1998

James D. Miller             37      Controller and Assistant Secretary;              1994
                                    Principal Accounting Officer

-------------------------------

      William W. Sherertz has acted as Chief Executive Officer of the Company since 1980. He has also been a director of the Company since 1980, and was appointed President of the Company in March 1993. Mr. Sherertz also serves as Chairman of the Board of Directors.

      Michael D. Mulholland joined the Company in August 1994 as Vice President-Finance and Secretary. From 1988 to 1994, Mr. Mulholland was employed by Sprouse-Reitz Stores Inc. ("Sprouse"), a former Nasdaq-listed retail company, serving as its Executive Vice President, Chief Financial Officer and Secretary. Prior to Sprouse, Mr. Mulholland held senior management positions with Lamb-Weston, Inc., a food processing company from 1985 to 1988, and Keil, Inc., a regional retail company, from 1978 to 1985. Mr. Mulholland, a certified public accountant on inactive status, was also employed by Touche Ross & Co., now known as Deloitte & Touche LLP.

      Gregory R. Vaughn joined the Company in July 1997 as Operations Manager. Mr. Vaughn was appointed Vice President in January 1998. Prior to joining Barrett, Mr. Vaughn was Chief Executive Officer of Insource America, Inc., a privately-held human resource management company headquartered in Portland, Oregon, since 1996. Mr. Vaughn has also held senior management positions with Sundial Time Systems, Inc. from 1995 to 1996 and Continental Information Systems, Inc. from 1990 to 1994. Previously, Mr. Vaughn was employed as a technology consultant by Price Waterhouse LLP, now known as PricewaterhouseCoopers LLP.

      James D. Miller joined the Company in January 1994 as Controller. From 1991 to 1994, he was the Corporate Accounting Manager for Christensen Motor Yacht Corporation. Mr. Miller, a certified public accountant on inactive status, was employed by Price Waterhouse LLP, now known as PricewaterhouseCoopers LLP, from 1987 to 1991.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock (the "Common Stock") trades on The Nasdaq Stock Market under the symbol "BBSI." At February 28, 2001, there were 66 stockholders of record and approximately 466 beneficial owners of the Common Stock. The Company has not declared or paid any cash dividends since the closing of its initial public offering of Common Stock on June 18, 1993, and has no present plan to pay any cash dividends in the foreseeable future. The following table presents the high and low sales prices of the Common Stock for each quarterly period during the last two fiscal years, as reported by The Nasdaq Stock Market:

                                        High         Low
                                     ----------  ----------
                1999
                ----
                First Quarter         $ 9.06      $ 5.25
                Second Quarter          9.25        5.88
                Third Quarter          10.25        7.75
                Fourth Quarter          8.38        5.50

                2000
                ----
                First Quarter         $ 7.63      $ 5.00
                Second Quarter          7.50        5.00
                Third Quarter           6.44        5.00
                Fourth Quarter          5.25        2.50

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the Company's financial statements and the accompanying notes listed in Item 14 of this report.

                                                Year Ended December 31,
                                         2000     1999     1998     1997      1996
                                        ------   ------   ------   ------    ------
                                       (In thousands, except per share data)
Statement of operations Data:
   Revenues:
     Staffing services                 $188,500 $194,991 $165,443 $177,263  $130,746
     Professional employer services     133,966  152,859  137,586  128,268   101,206
                                       -------- -------- -------- --------  --------
      Total                             322,466  347,850  303,029  305,531   231,952
                                       -------- -------- -------- --------  --------
   Cost of revenues:
     Direct payroll costs               251,015  270,049  235,265  236,307   176,686
     Payroll taxes and benefits          27,007   28,603   25,550   27,226    20,414
     Workers' compensation               12,639   11,702   10,190   10,584     8,173
                                       -------- -------- -------- --------  --------
      Total                             290,661  310,354  271,005  274,117   205,273
                                       -------- -------- -------- --------  --------
   Gross margin                          31,805   37,496   32,024   31,414    26,679
   Selling, general and administrative
     expenses                            24,583   25,957   23,012   23,573    18,205
   Merger expenses                            -        -      750        -         -
   Depreciation and amortization          3,192    2,461    1,785    1,770     1,189
                                       -------- -------- -------- --------  --------
   Income from operations                 4,030    9,078    6,477    6,071     7,285
                                       -------- -------- -------- --------  --------
   Other (expense) income:
     Interest expense                      (830)    (634)    (173)    (247)     (122)
     Interest income                        341      357      441      362       554
     Other, net                               6       32       (1)       1         -
                                       -------- -------- -------- --------  --------
      Total                                (483)    (245)     267      116       432
                                       -------- -------- -------- --------  --------
   Income before provision for income
     taxes                                3,547    8,833    6,744    6,187     7,717
   Provision for income taxes             1,446    3,684    2,923    2,342     2,749
                                       -------- -------- -------- --------  --------
      Net income                        $ 2,101  $ 5,149  $ 3,821  $ 3,845   $ 4,968
                                       ======== ======== ======== ========  ========
   Basic earnings per share              $ 0.29   $ 0.68   $ 0.50   $ 0.50    $ 0.65
                                       ======== ======== ======== ========  ========
   Weighted average number of basic
     shares outstanding                   7,237    7,581    7,664    7,646     7,602
                                       ======== ======== ======== ========  ========
   Diluted earnings per share            $ 0.29   $ 0.68   $ 0.50   $ 0.49    $ 0.64
                                       ======== ======== ======== ========  ========
   Weighted average number of
     diluted shares outstanding           7,277    7,627    7,711    7,780     7,823
                                       ======== ======== ======== ========  ========


Selected balance sheet data:
   Working capital                      $ 3,731  $ 7,688  $13,272  $10,201   $11,489
   Total assets                          61,112   70,740   52,770   50,815    44,063
   Long-term debt, net of
     current portion                      1,508    4,232      503      573     1,107
   Stockholders' equity                  34,917   37,329   33,702   30,231    25,629

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
      The Company's revenues consist of staffing services and professional employer organization ("PEO") services. Staffing services revenues consist of short-term staffing, contract staffing and on-site management. PEO services refer exclusively to co-employer contractual agreements with PEO clients. The Company's revenues represent all amounts invoiced to customers for direct payroll, related employment taxes, workers' compensation coverage and a service fee (equivalent to a mark-up percentage). The Company's Oregon and California offices accounted for approximately 81% of its total revenues in 2000. Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company's financial results.

      The Company's cost of revenues is comprised of direct payroll costs, payroll taxes and employee benefits and workers' compensation, which includes safety incentives. Direct payroll costs represent the gross payroll earned by employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer's portion of Social Security and Medicare taxes, federal unemployment taxes, state unemployment taxes and employee reimbursements for materials, supplies and other expenses, which are paid by the customer. Workers' compensation expense consists primarily of the costs associated with the Company's self-insured workers' compensation program, such as claims reserves, claims administration fees, legal fees, state and federal administrative agency fees and reinsurance costs for catastrophic injuries. The Company also maintains a large-deductible workers' compensation insurance policy for employees working in states where the Company is not currently self-insured. Safety incentives, a component of workers' compensation, represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers' compensation claims cost objectives.

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

FORWARD-LOOKING INFORMATION
      Statements in this Item or in Item 1 of this report which are not historical in nature, including discussion of economic conditions in the Company's market areas, the potential for and effect of recent and future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the effectiveness of the Company's management information systems, the tax-qualified status of the Company's 401(k) savings plan and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, the effect of power shortages in California and the Pacific Northwest on the Company's customers, uncertainties regarding government regulation of PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS
      The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the years ended December 31, 2000, 1999 and 1998, listed in Item 14 of this report. The Company's merger with Western Industrial Management, Inc. and a related company (together, "WIMI"), in June 1998 was accounted for as a pooling-of-interests and, accordingly, the Company's financial statements have been restated for prior periods to give effect to the merger. Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation. Such reclassifications had no impact on gross margin, net income or stockholders' equity. References to the Notes to Financial Statements appearing below are to the notes to the Company's financial statements listed in Item 14 of this report.

                                                   Percentage of Total Revenues
                                                  -------------------------------
                                                  Years Ended December 31,
                                                  -------------------------------
                                                   2000        1999        1998
                                                  -------     -------     -------
   Revenues:
     Staffing services                              58.5 %      56.1 %      54.6%
     Professional employer services                 41.5        43.9        45.4
                                                  -------     -------     -------
      Total                                        100.0       100.0       100.0
                                                  -------     -------     -------
   Cost of revenues:
     Direct payroll costs                           77.8        77.6        77.6
     Payroll taxes and benefits                      8.4         8.2         8.4
     Workers' compensation                           3.9         3.4         3.4
                                                  -------     -------     -------
      Total                                         90.1        89.2        89.4
                                                  -------     -------     -------
   Gross margin                                      9.9        10.8        10.6
   Selling, general and administrative expenses      7.6         7.5         7.6
   Merger expenses                                     -           -         0.2
   Depreciation and amortization                     1.0         0.6         0.6
                                                  -------     -------     -------
   Income from operations                            1.3         2.7         2.2
   Other (expense) income                           (0.2)       (0.1)        0.1
                                                  -------     -------     -------
   Pretax income                                     1.1         2.6         2.3
   Provision for income taxes                        0.4         1.1         1.0
                                                  -------     -------     -------
      Net income                                     0.7 %       1.5 %       1.3%
                                                  =======     =======     =======

YEARS ENDED DECEMBER 31, 2000 AND 1999

      Net income for 2000 amounted to $2,101,000, a decrease of $3,048,000 or 59.2% from 1999 net income of $5,149,000. The decrease in net income was primarily attributable to a lower gross margin percent as a result of higher workers' compensation expense and slightly higher direct payroll costs and payroll taxes and benefits, expressed as a percentage of revenues, coupled with higher depreciation and amortization and interest expense. Basic and diluted earnings per share for 2000 were $.29 as compared to $.68 for both basic and diluted earnings per share for 1999.

      Revenues for 2000 totaled $322,466,000, a decrease of approximately $25,384,000 or 7.3% from 1999 revenues of $347,850,000. The decrease in total revenues was primarily due to the shortage of available qualified personnel in a low unemployment economy, to management's decision to discontinue services to certain customers due to unacceptable profit margins or risks associated with credit or workplace safety and to a softening in demand for the Company's services in the fourth quarter of 2000 owing to general economic conditions.

      Staffing services revenue decreased $6,491,000 or 3.3%, while professional employer services revenue decreased $18,893,000 or 12.4%, which resulted in an increase in the share of staffing services to 58.5% of total revenues for 2000, as compared to 56.1% for 1999. The decrease in staffing services revenue for 2000 was primarily attributable to a shortage in supply of qualified people and to general economic conditions in the fourth quarter of 2000. The share of professional employer services revenues had a corresponding decrease from 43.9% of total revenues for 1999 to 41.5% for 2000. The decrease in professional employer services for 2000 was primarily due to the Company's decision to terminate several marginally profitable or higher risk customers.

      Gross margin for 2000 totaled $31,805,000, which represented a decrease of $5,691,000 or 15.2% from 1999. The gross margin percent decreased from 10.8% of revenues for 1999 to 9.9% for 2000. The decrease in the gross margin percentage was due to higher workers' compensation expenses and slightly higher direct payroll costs and payroll taxes and benefits. The increase in workers' compensation expense, in total dollars and as a percentage of revenues, was primarily due to an increase in the average cost per claim. The increase in direct payroll costs, as a percentage of revenues, was attributable to increases in contract staffing and on-site management, of which payroll costs generally represent a higher percentage of revenues. The increase in payroll taxes and benefits for 2000 was primarily attributable to increased direct payroll in California, which has a higher state unemployment tax rate as compared to other states in which the Company operates. The Company expects gross margin, as a percentage of revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment, as well as the adequacy of its estimates for workers' compensation liabilities, which may be negatively affected by unanticipated adverse loss development of claims reserves.

      Selling, general and administrative ("SG&A") expenses consist of compensation and other expenses incident to the operation of the Company's headquarters and the branch offices and the marketing of its services. SG&A expenses for 2000 amounted to $24,583,000, a decrease of $1,374,000 or 5.3% from 1999. SG&A expenses, expressed as a percentage of revenues, increased from 7.5% for 1999 to 7.6% for 2000. The decrease in total SG&A dollars was primarily due to decreases in management payroll and related payroll tax expense, and profit sharing and related taxes.

      Depreciation and amortization totaled $3,192,000 or 1.0% of revenues for 2000, which compares to $2,461,000 or 0.6% of revenues for 1999. The increased depreciation and amortization expense was primarily due to a full year of amortization in 2000 compared to seven months of amortization in 1999 of intangibles recognized in the mid-1999 acquisition of TSU Staffing and to increased depreciation and amortization expense arising from the March 1, 2000 implementation of the Company's new information system.

      Other expense totaled $483,000 or 0.2% of revenues for 2000, which compares to $245,000 or 0.1% of revenues for 1999. The increase in expense was primarily due to higher net interest expense related to new debt incurred to finance the 1999 acquisition of TSU Staffing.

      The Company's effective income tax rate for 2000 was 40.8%, as compared to 41.7% for 1999. The lower 2000 effective rate was primarily attributable to increased federal tax credits earned by the Company.

      The Company offers various qualified employee benefit plans to its employees, including its work-site employees. These qualified employee benefit plans include a savings plan (the "401(k) plan") under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan, and a group disability insurance plan. Generally, qualified employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974 ("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees.

      A definitive judicial interpretation of "employer" in the context of a PEO arrangement has not been established. The tax-exempt status of the Company's 401(k) plan and cafeteria plan is subject to continuing scrutiny and approval by the Internal Revenue Service (the "IRS") and depends upon the Company's ability to establish the Company's employer-employee relationship with PEO employees. The issue of whether the Company's tax-qualified benefit plans can legally include work-site employees under their coverage has not yet been resolved. If the work-site employees cannot be covered by the plans, then the exclusive benefit requirement imposed by the Code would not be met by the plans as currently administered and the plans could be disqualified.

      The IRS has established a Market Segment Study Group regarding Employee Leasing for the stated purpose of examining whether PEOs, such as the Company, are the employers of work-site employees under the Code provisions applicable to employee benefit plans and are, therefore, able to offer to work-site employees benefit plans that qualify for favorable tax treatment. The IRS Study Group is reportedly also examining whether the owners of client companies are employees of PEO companies under Code provisions applicable to employee benefit plans. To the best of the Company's knowledge, the Market Segment Study Group has not issued a report.

      A PEO company headquartered in Texas stated publicly over five years ago that the IRS National Office was being requested by the IRS Houston District to issue a Technical Advice Memorandum ("TAM") on the PEO work-site employee issue in connection with an ongoing audit of a plan of the Texas PEO company. The stated purpose of TAMs is to help IRS personnel in closing cases and to establish and maintain consistent holdings. The IRS's position is that TAMs are not precedential; that is, they are limited to the particular taxpayer involved and that taxpayer's set of facts.

      The request for a TAM by the IRS Houston District reportedly stated its determination that the Texas PEO company's Code Section 401(k) plan should be disqualified for the reason, among others, that it covers work-site employees who are not employees of the PEO company.

      The timing and nature of the issuance and contents of any TAM regarding the work-site employee issue or any report of the Market Segment Study Group regarding Employee Leasing is unknown at this time. There has also been public discussion for the past several years of the possibility that the Treasury Department may propose some form of administrative relief or that Congress may provide legislative resolution or clarification regarding this issue.

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

YEARS ENDED DECEMBER 31, 1999 AND 1998
      Net income for 1999 amounted to $5,149,000, an increase of $1,328,000 or 34.8% over 1998 net income of $3,821,000. The increase in net income was attributable to a higher gross margin percent owing to lower payroll taxes and benefits, as well as lower selling, general and administrative expenses, expressed as a percentage of revenues. In addition, 1998 included $750,000 of merger expenses related to the Company's June 1998 pooling-of-interests transaction with Western Industrial Management, Inc. Basic and diluted earnings per share for 1999 were $.68 as compared to $.50 for both basic and diluted earnings per share for 1998.

      Revenues for 1999 totaled $347,850,000, an increase of approximately $44,821,000 or 14.8% over 1998 revenues of $303,029,000. The increase in total revenues was primarily due to three acquisitions, which were consummated in the first half of 1999. (Refer to Note 2 of the Notes to Financial Statements.) The internal growth rate for revenues was 3.3% for 1999.

      Staffing services revenue increased $29,548,000 or 17.9%, while professional employer services revenue increased $15,273,000 or 11.1%, which resulted in an increase in the share of staffing services to 56.1% of total revenues for 1999, as compared to 54.6% for 1998. The increase in staffing services revenue for 1999 was primarily attributable to the three 1999 acquisitions. The share of professional employer services revenues had a corresponding decrease from 45.4% of total revenues for 1998 to 43.9% for 1999.

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

      SG&A expenses for 1999 amounted to $25,957,000, an increase of $2,945,000 or 12.8% over 1998. SG&A expenses, expressed as a percentage of revenues, decreased from 7.6% for 1998 to 7.5% for 1999. The increase in total SG&A dollars was primarily due to higher management payroll, advertising expense, rent expense and increased profit sharing and related taxes in connection with the additional offices acquired in the TSS, TPM and TSU acquisitions.

      Depreciation and amortization totaled $2,461,000 or 0.6% of revenues for 1999, which compares to $1,785,000 or 0.6% of revenues for 1998. The increased amortization expense was primarily due to the amortization of intangibles recognized in the 1999 acquisitions of TSS, TPM and TSU.

      The Company's effective income tax rate for 1999 was 41.7%, as compared to 43.3% for 1998. The higher 1998 effective rate was primarily attributable to the nondeductibility of certain merger expenses.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS
      The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims experience for workers' compensation, demand and competition for the Company's services and the effect of acquisitions. The Company's revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its PEO clients in the agriculture and forest products-related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter, as well as adverse loss development of prior period claims during a subsequent quarter.

LIQUIDITY AND CAPITAL RESOURCES
      The Company's cash position at December 31, 2000 decreased by $34,000 from December 31, 1999. The slight decrease in cash at December 31, 2000 was primarily due to cash used in financing activities of $10,200,000, principally in connection with common stock repurchases, payments on long term debt and net payments on credit-line borrowings and cash used in investing activities of $1,738,000, offset in part by cash provided by operating activities of $11,904,000.

      Net  cash   provided  by  operating   activities   for  2000  amounted  to
$11,904,000,  as  compared  to  $3,433,000  for 1999.  For  2000,  cash flow was primarily generated by net income and depreciation and amortization, coupled with a decrease in accounts receivable of $9,556,000, offset in part by a decrease of $3,544,000 in accrued payroll and benefits.

      Net cash used in investing activities totaled $1,738,000 for 2000, as compared to $15,437,000 for 1999. For 2000, the principal use of cash for investing activities was for capital expenditures of $1,257,000 primarily related to new computer hardware and software for the Company's new management information system, which was implemented on March 1, 2000.

Additionally, during 2000, the Company paid $1,122,000 representing the final contingent payment and acquisition costs related to the TSS acquisition. For 1999, cash used in investing activities was primarily for the acquisitions of TSS, TPM and TSU totaling $13,157,000 and for capital expenditures of $2,024,000. The Company presently has no material long-term capital commitments.

      Net cash used in financing activities for 2000 amounted to $10,200,000, which compares to $8,525,000 of net cash provided by financing activities in 1999. For 2000, the principal use of cash for financing activities was for common stock repurchases totaling $4,541,000, scheduled payments on long-term debt of $2,568,000 and net repayments on the Company's credit-line totaling $2,254,000. For 1999, the primary source of cash provided by financing activities was an $8,000,000 term loan obtained from the Company's principal bank and $4,882,000 of net borrowings on the Company's credit-line, offset in part by payments on long-term debt of $1,722,000 and common stock repurchases of $1,498,000. The term loan was obtained to provide financing for the TSU acquisition and, at December 31, 2000, had an outstanding principal balance of $4,000,000.

      The Company renewed its loan agreement (the "Agreement") with its principal bank in May 2000, which provided for an unsecured revolving credit facility of $15.0 million and an $8.0 million 3-year term loan. This Agreement, which expires May 31, 2001, also includes a subfeature for standby letters of credit in connection with certain workers' compensation surety arrangements, as to which approximately $2.6 million were outstanding as of December 31, 2000. The Company had an outstanding balance of $2,628,000 on the revolving credit facility at December 31, 2000. (See Note 7 of the Notes to Financial Statements.) Effective September 30, 2000, the Company negotiated an accommodation to reduce the restrictiveness of one of the quarterly financial covenants and, in consideration, agreed to the imposition of an additional financial covenant. As a result of a financial covenant violation as of December 31, 2000, the Company, subsequent to year end, renegotiated with its bank several material amendments to the provisions of the Agreement in consideration for the banks' agreement to waive the covenant violation. Effective, March 12, 2001, the principal terms and conditions of the Agreement, as amended, include
(1) a reduction in the total amount available under the revolving credit facility from $15 million to the lesser of (i) $13 million or (ii) 65 percent of total trade accounts receivable at the end of any fiscal quarter, and (2) a security interest in all trade accounts receivable. Due to the bank's secured position, the bank agreed to reduce the restrictiveness of certain financial covenants. It is management's belief that these new terms and conditions will not be restrictive in the Company's normal course of operation. As a result of the bank-provided waiver, the Company was in compliance with the financial covenants of the Agreement, as amended, at December 31, 2000. Management expects that the funds anticipated to be generated from operations, together with the bank-provided credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future. Although the Agreement, as amended, expires on May 31, 2001, management expects this arrangement to be renewed with its current principal bank on terms and conditions which will not be materially less favorable to the Company than the present terms. If, however, the terms and conditions for renewal are unacceptable to the Company, management will seek the most favorable terms available in the market.

      During 1999, the Company's Board of Directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the Board of Directors have approved four increases in the total number of shares or dollars authorized to be repurchased under the program. The repurchase program currently provides $1,584,000 to be used for the repurchase of additional shares at December 31, 2000. During 2000, the Company repurchased 1,017,300 shares at an aggregate price of $4,541,000. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances and other available resources.

INFLATION
      Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of December 31, 2000, the Company had interest-bearing debt obligations of approximately $8.2 million, of which approximately $6.6 million bears interest at a variable rate and approximately $1.6 million at a fixed rate of interest. The variable rate debt is comprised of approximately $2.6 million outstanding under a revolving credit facility, which bears interest at the Federal Funds rate plus 1.25% and effective March 12, 2001, such revolving credit facility bears interest at prime less 1.70%. The Company also has an unsecured three-year term note with its principal bank, which bears interest at LIBOR plus 1.35%. Based on the Company's overall interest exposure at December 31, 2000, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of December 31, 2000, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES
The   Financial    Statements,    together   with   the   report    thereon   of
PricewaterhouseCoopers LLP, are included on the pages indicated below:

                                                                            Page
                                                                            ----
Report of Independent Accountants                                            F-1

Balance Sheets - December 31, 2000 and 1999                                  F-2

Statements of Operations for the Years Ended December 31,
  2000, 1999 and 1998                                                        F-3

Statements of Stockholders' Equity - December 31, 2000,
  1999 and 1998                                                              F-4

Statements of Cash Flows for the Years Ended December 31,
  2000, 1999 and 1998                                                        F-5

Notes to Financial Statements                                                F-6

No schedules are required to be filed herewith.

REPORTS ON FORM 8-K
No Current Reports on Form 8-K were filed during the quarter ended December 31, 2000.

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

BARRETT BUSINESS SERVICES, INC.
Registrant

Date:  March 28, 2001                           By:  /s/ Michael D. Mulholland
                                                     -------------------------
                                                      Michael D. Mulholland
                                                      Vice President-Finance
                                                      and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 2001.

Principal Executive Officer and Director:

* WILLIAM W. SHERERTZ                                President and Chief
                                                     Executive Officer and
                                                     Director

Principal Financial Officer:

/s/ Michael D. Mulholland                             Vice President-Finance
---------------------------------------               and Secretary
Michael D. Mulholland

Principal Accounting Officer:

/s/ James D. Miller                                   Controller and Assistant
---------------------------------------               Secretary
James D. Miller

Other Directors:

* ROBERT R. AMES                          Director

* THOMAS J. CARLEY                        Director

* RICHARD W. GODARD                       Director

* ANTHONY MEEKER                          Director

* NANCY B. SHERERTZ                       Director

* By  /s/ Michael D. Mulholland
      -----------------------------------------
      Michael D. Mulholland
      Attorney-in-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Barrett Business Services, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Barrett Business Services, Inc. (the Company) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Portland, Oregon
February 6, 2001, except for the second paragraph of Note 7, as to which the date is March 12, 2001.

BARRETT BUSINESS SERVICES, INC.
Balance Sheets
December 31, 2000 and 1999
(In Thousands, Except Par Value)

                                                                2000     1999
                                                              -------- --------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                  $   516  $   550
   Trade accounts receivable, net                              20,660   30,216
   Prepaid expenses and other                                   1,222    1,219
   Deferred tax assets                                          2,702    1,658
                                                              -------- --------
     Total current assets                                      25,100   33,643

   Intangibles, net                                            20,982   21,945
   Property and equipment, net                                  7,177    7,027
   Restricted marketable securities and
     workers' compensation deposits                             4,254    6,281
   Unrestricted marketable securities                           1,386        -
   Deferred tax assets                                            839      712
   Other assets                                                 1,374    1,132
                                                              -------- --------
                                                              $61,112  $70,740
                                                              ======== ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                              $     -  $   865
   Current portion of long-term debt                            2,939    2,783
   Line of credit                                               2,628    4,882
   Accounts payable                                             1,013    1,356
   Accrued payroll, payroll taxes and related benefits          7,893   11,437
   Workers' compensation claims and safety
     incentive liabilities                                      5,274    4,219
   Other accrued liabilities                                    1,622      413
                                                              -------- --------
     Total current liabilities                                 21,369   25,955

Long-term debt, net of current portion                          1,508    4,232
Customer deposits                                                 614      815
Long-term workers' compensation claims liabilities                682      699
Other long-term liabilities                                     2,022    1,710
                                                              -------- --------
                                                               26,195   33,411
                                                              -------- --------
Commitments and contingencies (Notes 9, 10 and 14)

Stockholders' equity:
   Common stock, $.01 par value; 20,500 shares authorized,
     6,451 and 7,461
     shares issued and outstanding                                 64       75
   Additional paid-in capital                                   5,387    9,889
   Retained earnings                                           29,466   27,365
                                                              -------- --------
                                                               34,917   37,329
                                                              -------- --------
                                                              $61,112  $70,740
                                                              ======== ========

The accompanying notes are an integral part of these financial statements.

BARRETT BUSINESS SERVICES, INC.
Statements of Operations
Years Ended December 31, 2000, 1999 and 1998
(In Thousands, Except Per Share Amounts)

                                                   2000       1999       1998
                                                ---------- ---------  ---------
Revenues:
   Staffing services                            $ 188,500  $194,991   $165,443
   Professional employer services                 133,966   152,859    137,586
                                                ---------- ---------  ---------
                                                  322,466   347,850    303,029
                                                ---------- ---------  ---------
Cost of revenues:
   Direct payroll costs                           251,015   270,049    235,265
   Payroll taxes and benefits                      27,007    28,603     25,550
   Workers' compensation                           12,639    11,702     10,190
                                                ---------- ---------  ---------
                                                  290,661   310,354    271,005
                                                ---------- ---------  ---------
     Gross margin                                  31,805    37,496     32,024

Selling, general and administrative expenses       24,583    25,957     23,012
Merger expenses                                         -         -        750
Depreciation and amortization                       3,192     2,461      1,785
                                                ---------- ---------  ---------

     Income from operations                         4,030     9,078      6,477
                                                ---------- ---------  ---------

Other (expense) income:
   Interest expense                                  (830)     (634)      (173)
   Interest income                                    341       357        441
   Other, net                                           6        32         (1)
                                                ---------- ---------  ---------

                                                     (483)     (245)       267
                                                ---------- ---------  ---------

     Income before provision for income taxes       3,547     8,833      6,744

Provision for income taxes                          1,446     3,684      2,923
                                                ---------- ---------  ---------

     Net income                                 $   2,101  $  5,149   $  3,821
                                                =========  =========  =========

Basic earnings per share                        $     .29  $    .68   $    .50
                                                =========  =========  =========

Weighted average number of basic
  shares outstanding                                7,237     7,581      7,664
                                                =========  =========  =========

Diluted earnings per share                      $     .29  $    .68   $    .50
                                                =========  =========  =========

Weighted average number of diluted
  shares outstanding                                7,277     7,627      7,711
                                                =========  =========  =========

The accompanying notes are an integral part of these financial statements.

BARRETT BUSINESS SERVICES, INC.
Statements of Stockholders' Equity
December 31, 2000, 1999 and 1998
(In Thousands)

                                                    Common Stock     Additional
                                                 -------------------  Paid-in   Retained
                                                 Shares     Amount    Capital   Earnings    Total
                                                 --------- ---------  --------- ---------  ---------
Balance, December 31, 1997                          7,638    $   76   $ 11,760  $ 18,395   $  30,231

Common stock issued on exercise of options
   and warrants                                        38         1        168         -         169
Distribution to dissenting shareholder in
   connection with merger                               -         -       (519)        -        (519)
Net income                                              -         -          -     3,821       3,821
                                                 --------- ---------  --------- ---------  ---------
Balance, December 31, 1998                           7,676        77     11,409    22,216     33,702

Common stock issued on exercise of options
   and warrants                                          9         -         34         -         34
Repurchase of common stock                            (219)       (2)    (1,496)        -     (1,498)
Payment to shareholder                                   -         -        (58)        -        (58)
Common stock cancelled                                  (5)        -          -         -          -
Net income                                               -         -          -     5,149      5,149
                                                 --------- ---------  --------- ---------  ---------
Balance, December 31, 1999                           7,461        75      9,889    27,365     37,329

Common stock issued on exercise of options
   and warrants                                          7         -         28         -         28
Repurchase of common stock                          (1,017)      (11)    (4,530)        -     (4,541)
Net income                                               -         -          -     2,101      2,101
                                                 --------- ---------  --------- ---------  ---------
Balance, December 31, 2000                           6,451    $   64    $ 5,387  $ 29,466   $ 34,917
                                                 ========= =========  ========= =========  =========

The accompanying notes are an integral part of these financial statements.

BARRETT BUSINESS SERVICES, INC.
Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

                                                           2000    1999    1998
                                                         ------- ------- -------
Cash flows from operating activities:
   Net income                                            $2,101  $5,149  $3,821
   Reconciliations of net income to net
        cash provided by operating activities:
     Depreciation and amortization                        3,192   2,461   1,785
     Deferred taxes                                      (1,171)    156    (323)
     Changes in certain assets and liabilities,
        net of amounts purchased in
      acquisitions:
        Trade accounts receivable, net                    9,556  (5,568)   (856)
        Prepaid expenses and other                           (3)    (57)    128
        Income taxes payable                                  -    (438)    438
        Accounts payable                                   (343)    261    (188)
        Accrued payroll, payroll taxes and
         related benefits                                (3,544)  2,030    (788)
        Other accrued liabilities                         1,209    (153)    100
        Workers' compensation claims and safety
         incentive liabilities                            1,038    (198)    204
        Customer deposits, other liabilities
         and other assets, net                             (443)   (522)   (443)
        Other long-term liabilities                         312     312     368
                                                         ------- ------- -------
     Net cash provided by operating activities           11,904   3,433   4,246
                                                         ------- ------- -------

Cash flows from investing activities:
   Cash paid for acquisitions, including other
    direct costs                                         (1,122)(13,157)   (693)
   Purchase of property and equipment, net
    of amounts purchased in acquisitions                 (1,257) (2,024) (1,077)
   Proceeds from maturities of marketable securities      1,329   2,415   5,532
   Purchase of marketable securities                       (688) (2,671) (5,441)
                                                         ------- ------- -------
     Net cash used in investing activities               (1,738) (15,437)(1,679)
                                                         ------- ------- -------

Cash flows from financing activities:
   Payment of credit line assumed in acquisition              -  (1,113)      -
   Net (payments on) proceeds from credit-line
    borrowings                                           (2,254)  4,882    (887)
   Proceeds from issuance of long-term debt                   -   8,000       -
   Payments on long-term debt                            (2,568) (1,722)   (740)
   Payment of notes payable                                (865)      -       -
   Distribution to dissenting shareholder                     -       -    (519)
   Payment to shareholder                                     -     (58)      -
   Repurchase of common stock                            (4,541) (1,498)      -
   Proceeds from the exercise of stock
    options and warrants                                     28      34     169
                                                         ------- ------- -------
     Net cash (used in) provided by financing activities (10,200) 8,525  (1,977)
                                                         ------- ------- -------

     Net (decrease) increase in cash and cash equivalents   (34) (3,479)    590

Cash and cash equivalents, beginning of year                550   4,029   3,439
                                                         ------- ------- -------
Cash and cash equivalents, end of year                   $  516  $  550  $4,029
                                                         ======= ======= =======

Supplemental schedule of noncash activities:
   Acquisition of other businesses:
     Cost of acquisitions in excess of fair
      market value of net assets acquired                $1,122 $12,304  $  683
     Tangible assets acquired                                 -   3,364      10
     Liabilities assumed                                      -   1,646       -
     Note payable issued in connection with acquisition       -     865       -

The accompanying notes are an integral part of these financial statements.

BARRETT BUSINESS SERVICES, INC.
Notes to Financial Statements

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF OPERATIONS
   Barrett Business Services, Inc. ("Barrett" or the "Company"), a Maryland corporation, is engaged in providing staffing and professional employer services to a diversified group of customers through a network of branch offices throughout Oregon, Washington, Idaho, California, Arizona, Maryland, Delaware and North Carolina. Approximately 81%, 79% and 81%, respectively, of the Company's revenues during 2000, 1999 and 1998 were attributable to its Oregon and California operations. On June 29, 1998, the Company merged with Western Industrial Management, Inc. and Catch 55, Inc. (collectively "WIMI"). The transaction was accounted for as a pooling-of-interests pursuant to Accounting Principles Board ("APB") Opinion No. 16 and, accordingly, the Company's financial statements have been restated for all prior periods to give effect to the merger, as more fully described in Note 2.

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

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), and further amended it to defer the effective date. This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company was required to adopt the provisions of SAB 101 no later than December 31, 2000. The adoption of SAB 101 has had no effect on the Company's financial statements.

   CASH AND CASH EQUIVALENTS
   The Company considers non-restricted short-term investments, which are highly liquid, readily convertible into cash, and have original maturities of less than three months, to be cash equivalents for purposes of the statements of cash flows.

   ALLOWANCE FOR DOUBTFUL ACCOUNTS
   The Company had an allowance for doubtful accounts of $528,000 and $335,000 at December 31, 2000 and 1999, respectively.

   MARKETABLE SECURITIES
   At December 31, 2000 and 1999, marketable securities consisted primarily of governmental debt instruments with maturities generally from 90 days to 28 years (see Note 6). Marketable securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of marketable securities are included in other (expense) income on the Company's statements of operations.

   INTANGIBLES
   Intangible assets consist primarily of identifiable intangible assets acquired and the cost of acquisitions in excess of the fair value of net assets acquired (goodwill). Intangible assets acquired are recorded at their estimated fair value at the acquisition date.

BARRETT BUSINESS SERVICES, INC.
Notes to Financial Statements (Continued)


1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   INTANGIBLES (CONTINUED)
   The Company uses a 15-year estimate as the estimated economic useful life of goodwill. This life is based on an analysis of industry practice and the factors influencing the acquisition decision. Other intangible assets are amortized on the straight-line method over their estimated useful lives, ranging from 2 to 15 years. (See Note 4.)

   The Company reviews for asset impairment when events or changes in circumstances indicate that the carrying amount of intangible assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from the intangible assets. If the estimated net cash flows are less than the carrying amount of the intangible asset, the Company recognizes an impairment loss in an amount necessary to write down the intangible asset to a fair value as determined from expected future discounted cash flows. No write-down for impairment loss was recorded for the years ended December 31, 2000, 1999 and 1998.

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

   STATEMENTS OF CASH FLOWS
   Interest paid during 2000, 1999 and 1998 did not materially differ from interest expense.

   Income taxes paid by the Company in 2000, 1999 and 1998 totaled $2,331,000, $4,181,000 and $2,623,000, respectively.

   NET INCOME PER SHARE
   Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options and warrants.

   RECLASSIFICATIONS
   Certain prior year amounts have been reclassified to conform with the 2000 presentation. Such reclassifications had no impact on gross margin, net income or stockholders' equity.

   ACCOUNTING ESTIMATES
   The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

   RECENT ACCOUNTING PRONOUNCEMENTS

   The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect of adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

   The FASB has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." This statement amends SFAS No. 133 for specified transactions. SFAS No. 138 was effective concurrently with SFAS No. 133, if SFAS No. 133 was not adopted prior to June 15, 2000. If SFAS No. 133 was adopted prior to June 15, 2000, SFAS No. 138 is effective for quarters beginning after June 15, 2000. The Company believes that the effect of adoption of SFAS No. 138 will not have a material effect on the Company's financial statements.


2. BUSINESS COMBINATIONS
   BOLT STAFFING
   On April 13, 1998, the Company acquired certain assets of BOLT Staffing Services, Inc., a provider of staffing services located in Pocatello, Idaho. BOLT Staffing had revenues of approximately $2.4 million (unaudited) for the year ended December 31, 1997. The Company paid $675,000 in cash for the assets, assumed a $6,000 office lease liability and incurred approximately $18,000 in acquisition related costs. The transaction was accounted for under the purchase method of accounting, which resulted in $683,000 of intangible assets and $10,000 of fixed assets.

   TEMPORARY STAFFING SYSTEMS, INC.
   Effective January 1, 1999, the Company acquired all of the outstanding common stock of Temporary Staffing Systems, Inc. ("TSS"), a staffing services company with eight branch offices in North Carolina and one in South Carolina. The Company paid $2,000,000 in cash and agreed to make an additional payment contingent upon a minimum equity requirement for 1998 and certain financial performance criteria for 1999. The Company also paid $50,000 in cash for a noncompete agreement with the selling shareholder. During 2000, as a result of the aforementioned minimum equity requirement and certain financial performance criteria, the Company paid additional consideration aggregating $960,000.

   TSS's revenues for transaction was accounted for under the purchase method of accounting. The effect of this transaction resulted in the recording of $1,255,000 of tangible assets, $393,000 of existing intangible assets, the assumption of $1,646,000 of liabilities and the recognition of an additional $3,221,000 of intangible assets, which includes $86,000 for acquisition-related costs.

   TPM STAFFING SERVICES, INC.
   Effective February 15, 1999, the Company acquired certain assets of TPM Staffing Services, Inc. ("TPM"), a staffing services company with three offices in southern California. The Company paid $1,125,000 in cash for the assets of TPM. The Company also paid $75,000 for noncompete agreements. TPM's revenues for the year ended December 31, 1998 were approximately $5.7 million (unaudited). The transaction was accounted for under the purchase method of accounting, which resulted in $1,190,000 of intangible assets, including $15,000 for acquisition-related costs, and $25,000 of fixed assets.

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

   PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)
   The operating results of each of the above acquisitions are included in the Company's results of operations from the respective date of acquisition. The following unaudited summary presents the combined results of operations as if the TPM and TSU acquisitions had occurred at the beginning of 1999, after giving effect to certain adjustments for the amortization of intangible assets, taxation and cost of capital.

      (in thousands, except per share amounts)               Year ended
                                                             December 31,
                                                                1999
                                                             -----------
      Revenue                                                $  362,297
                                                             ===========
      Net income                                             $    5,497
                                                             ===========
      Basic earnings per share                               $      .73
                                                             ===========
      Diluted earnings per share                             $      .72
                                                             ===========

   The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1999, or of results which may occur in the future.

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

   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments, marketable securities and trade accounts receivable. The Company restricts investment of temporary cash investments and marketable securities to financial institutions with high credit ratings and to investments in governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. At December 31, 2000, the Company had significant concentrations of credit risk as follows:

   - Marketable securities - $2,148,000 of marketable securities at December 31, 2000 consisted of Oregon State Housing & Community Service Bonds.

   - Trade receivables - $2,155,000 of trade receivables were with two customers at December 31, 2000 (10% of trade receivables outstanding at December 31, 2000).

4. INTANGIBLES

   Intangibles consist of the following (in thousands):

                                                            2000      1999
                                                         --------- ---------
Covenants not to compete                                  $ 3,709   $ 3,709
Goodwill                                                   26,796    25,674
Customer lists                                                358       358
                                                         --------- ---------
                                                           30,863    29,741
Less accumulated amortization                               9,881     7,796
                                                         --------- ---------
                                                          $20,982   $21,945
                                                         ========= =========

5. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following (in thousands):

                                                            2000      1999
                                                         --------- ---------
     Office furniture and fixtures                        $ 4,465   $ 4,087
     Computer hardware and software                         4,451     3,630
     Buildings                                              1,474     1,474
                                                         --------- ---------
                                                           10,390     9,191

     Less accumulated depreciation                          3,521     2,472
                                                         --------- ---------
                                                            6,869     6,719

     Land                                                     308       308
                                                         --------- ---------
                                                          $ 7,177   $ 7,027
                                                         ========= =========


6. WORKERS' COMPENSATION CLAIMS AND SAFETY INCENTIVE LIABILITIES

   The Company is a self-insured employer with respect to workers' compensation coverage for all its employees working in Oregon, Maryland, Washington, Delaware, and selected parts of California. The Company also is self-insured for workers' compensation purposes as granted by the United States Department of Labor for longshore and harbor ("USL&H") workers' coverage.

   The Company has provided $5,274,000 and $4,219,000 at December 31, 2000 and 1999, respectively, as an estimated liability for unsettled workers' compensation claims and safety incentive liabilities. The estimated liability for unsettled workers' compensation claims represents management's best estimate, which includes, in part, an evaluation of information actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. The estimated liability for safety incentives represents management's best estimate for future amounts owed to PEO client companies as a result of maintaining workers' compensation claims costs below certain agreed-upon amounts, which are based on a percentage of payroll. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. The Company believes that the difference between amounts recorded for its estimated liabilities and the possible range of costs of settling related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to results of operations.

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

   At December 31, 2000, the Company's long-term workers' compensation claim liabilities in the accompanying balance sheet include $682,000 for work-related catastrophic injuries and fatalities. The aggregate undiscounted pay-out amount of the catastrophic injuries and fatalities is $1,515,000. The actuarially determined pay-out periods to the beneficiaries range from 6 to 41 years. As a result, the five-year cash requirements related to these claims are immaterial.

   The United States Department of Labor and the states of Oregon, Maryland, Washington, and California require the Company to maintain specified investment balances or other financial instruments, totaling $6,241,000 at December 31, 2000 and $7,735,000 at December 31, 1999, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 2000, the Company has provided standby letters of credit in the amount of $1,952,000 and surety bonds totaling $457,000. The investments are included in restricted marketable securities and workers' compensation deposits in the accompanying balance sheets.


7. CREDIT FACILITY

   Effective May 31, 2000, the Company renewed its loan agreement (the "Agreement") with its principal bank, which provided for (a) an unsecured revolving credit facility for working capital purposes and standby letters of credit up to $15,000,000, (b) a term real estate loan (Note 8) and (c) a three-year term loan (Note 8) in the amount of $8,000,000. The Agree-ment expires on May 31, 2001. The interest rate options available on outstanding balances under the revolving credit facility at December 31, 2000, included
   (i) prime rate, (ii) Federal Funds Rate plus 1.25% or (iii) LIBOR plus 1.00%. The interest rate options available under the three-year term loan include
   (i) prime rate or (ii) LIBOR plus 1.35%.

   Terms and conditions of the Agreement included, among others, certain restrictive quarterly financial covenants relating to the Company's current ratio, earnings before interest, taxes, depreciation and amortization ("EBITDA"), a ratio of borrowed funds plus capitalized lease obligations to EBITDA and an EBITDA coverage ratio. Effective September 30, 2000, the Company negotiated an accommodation to reduce the restrictiveness of one quarterly financial covenant and, in consideration, agreed to the imposition of an additional financial covenant. As a result of a financial covenant violation as of December 31, 2000, the Company, subsequent to year end, renegotiated with its bank several amendments to the provisions of the Agreement in exchange for the bank's agreement to waive the covenant violation. Effective March 12, 2001, the principal terms and conditions of the Agreement, as amended, include a reduction in the total amount available under the revolving credit facility from $15 million to the lesser of (i) $13 million or (ii) 65 percent of total trade accounts receivable at the end of any fiscal quarter, a security interest in all trade accounts receivable, and the conversion of an interest rate option from Federal Funds Rate plus 1.25% to prime rate less 1.70%, which management believes should not be materially adverse to the Company. Due to the bank's secured position, the bank agreed to reduce the restrictiveness of certain financial covenants. As a result of the bank-provided waiver, the Company was in compliance with all financial covenants as of December 31, 2000.

   During the year ended December 31, 2000, the maximum balance outstanding under the revolving credit facility was $8,754,000, the average balance outstanding was $3,404,000, and the weighted average interest rate during the period was 7.70%. The weighted average interest rate during 2000 was calculated using daily weighted averages.


8. LONG-TERM DEBT

   Long-term debt consists of the following:
                                                             2000     1999
                                                            -------  -------
                                                            (in thousands)

Term loan payable in monthly installments of $222,222
   plus interest at LIBOR plus 1.35% through
   2002 (Note 7)                                            $4,000   $6,444

Mortgage note payable in monthly installments of $6,408,
   including interest at 7.40% per annum through
   2003, with a principal payment of $325,000 due
   in 2003, secured by land and building (Note 7)              442      491

Note payable, assumed in acquisition, payable
   in monthly installments of $5,116, including
   interest at 8.25% per annum through 2001                      5       64

Capitalized equipment leases, assumed in acquisition,
   with variable monthly installments, including
   interest at 11.5% per annum through 2000,
   secured by equipment                                           -      16
                                                            -------  -------
                                                             4,447    7,015

Less portion due within one year                             2,939    2,783
                                                            -------  -------
                                                            $1,508   $4,232
                                                            =======  =======

   Maturities on long-term debt are summarized as follows at December 31, 2000 (in thousands):

        Year ending
        December 31,
        --------------
            2001                             $  2,939
            2002                                1,160
            2003                                  348
            2004                                    -
            2005                                    -
                                             --------
                                             $  4,447
                                             ========

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

   Participants' interests in Company contributions to the plan vest over a seven-year period. Company contributions to the plan, before participants' forfeitures, were $102,000, $125,000 and $104,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

10.   COMMITMENTS

   LEASE COMMITMENTS
   The Company leases its offices under operating lease agreements that require minimum annual payments as follows (in thousands):

        Year ending
        December 31,
        --------------
         2001                            $ 1,515
         2002                                964
         2003                                307
         2004                                 88
         2005                                 82
                                         -------
                                         $ 2,956
                                         =======

   Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,871,000, $1,780,000 and $1,369,000, respectively.


11.   INCOME TAXES

   The provisions for income taxes are as follows (in thousands):

                                            Year ended December 31,
                                           2000       1999       1998
                                         ---------  ---------  ---------
Current:
   Federal                                $ 2,019    $ 2,796    $ 2,571
   State                                      598        732        675
                                         ---------  ---------  ---------
                                            2,617      3,528      3,246
                                         ---------  ---------  ---------
Deferred:
   Federal                                   (965)       135       (255)
   State                                     (206)        21        (68)
                                         ---------  ---------  ---------
                                           (1,171)       156       (323)
                                         ---------  ---------  ---------
     Total provision                      $ 1,446    $ 3,684    $ 2,923
                                         =========  =========  =========

   Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                        2000       1999
                                                      ---------  ---------
Gross deferred tax assets:
   Workers' compensation claims and
    safety incentive libilities                        $ 2,206    $ 1,640
   Allowance for doubtful accounts                         205        130
   Amortization of intangibles                             519        380
   Deferred compensation                                   408        167
   Other                                                   289        147
                                                      ---------  ---------
                                                         3,627      2,464
                                                      ---------  ---------
Gross deferred tax liabilities:
   Tax depreciation in excess of book depreciation         (86)       (94)
                                                      ---------  ---------
   Net deferred tax assets                             $ 3,541    $ 2,370
                                                      =========  =========

   The effective tax rate differed from the U.S.statutory federal tax rate due to the following:

                                              Year ended December 31,
                                             2000       1999       1998
                                           ---------  ---------  ---------

Statutory federal tax rate                   34.0 %     34.0 %     34.0%
State taxes, net of federal benefit           7.2        5.6        6.1
Nondeductible expenses                        1.6        0.8        3.4
Nondeductible amortization of intangibles     5.0        1.9        2.5
Federal tax-exempt interest income           (2.3)      (0.9)      (1.0)
Federal tax credits                          (4.0)      (1.4)         -
Other, net                                   (0.7)       1.7       (1.7)
                                         ---------  ---------  ---------
                                             40.8 %     41.7 %     43.3%
                                         =========  =========  =========


12. STOCK INCENTIVE PLAN

   The Company has a Stock Incentive Plan (the "Plan") which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors. Since inception, the Company's stockholders have approved two increases in the total number of shares of common stock reserved for issuance under the Plan. Currently, the total shares of common stock reserved for issuance under the Plan is 1,550,000.

   The options generally become exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant. Under the terms of the Plan, the exercise price of incentive stock options must not be less than the fair market value of the Company's stock on the date of grant.

   In addition, certain of the Company's zone and branch management employees have elected to receive a portion of their quarterly cash bonus in the form of nonqualified deferred compensation stock options. Such options are awarded at a sixty percent discount from the then-fair market value of the Company's stock and are fully vested and immediately exercisable upon grant. During 2000, the Company awarded deferred compensation stock options for 25,466 shares at an average exercise price of $2.22 per share. During 1999, the Company awarded deferred compensation stock options for 38,613 shares at an average exercise price of $3.11 per share. During 1998, the Company awarded deferred compensation stock options for 51,417 shares at an average exercise price of $4.26 per share. In accordance with Accounting Principles Board ("APB") Opinion No. 25, the Company recognized compensation expense of $85,000, $180,000 and $213,000 for the years ended December 31, 2000, 1999 and 1998, respectively, in connection with the issuance of these discounted options.

   A summary of the status of the Company's stock options at December 31, 2000, 1999 and 1998, together with changes during the periods then ended, are presented below.

                                                                 Weighted
                                                       Number    average
                                                         of      exercise
                                                      options     price
                                                      ---------  ---------

Outstanding at December 31, 1997                       595,119    $ 13.50

Options granted at market price                        217,601      10.91
Options granted below market price                      51,417       4.26
Options exercised                                       (7,250)      5.91
Options canceled or expired                            (71,592)     14.50
                                                      ---------

Outstanding at December 31, 1998                       785,295      12.15

Options granted at market price                        152,971       8.79
Options granted below market price                      38,613       3.11
Options exercised                                       (9,059)      3.74
Options canceled or expired                            (74,102)     13.60
                                                      ---------
Outstanding at December 31, 1999                       893,718      11.16

Options granted at market price                        171,056       6.57
Options granted below market price                      25,466       2.22
Options exercised                                       (7,000)      4.01
Options canceled or expired                           (127,578)      9.03
                                                      ---------
Outstanding at December 31, 2000                       955,662      10.44
                                                      =========
Available for grant at December 31, 2000               369,904
                                                      =========


   The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for its stock option grants issued at market price because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. If compensation expense for the Company's stock-based compensation plan had been determined based on the fair market value at the grant date for awards under the Plan, consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  2000     1999     1998
                                                -------- -------- --------
(in thousands, except per share amounts)
Net income, as reported                          $2,101   $5,149   $3,821
Net income, pro forma                             1,332    4,265    3,117
Basic earnings per share, as reported               .29      .68      .50
Basic earnings per share, pro forma                 .18      .56      .41
Diluted earnings per share, as reported             .29      .68      .50
Diluted earnings per share, pro forma               .18      .56      .41


   The effects of applying SFAS No. 123 for providing pro forma disclosures for 2000, 1999 and 1998 are not likely to be representative of the effects on reported net income for future years, because options vest over several years and additional awards generally are made each year.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2000, 1999 and 1998:

                                                  2000     1999     1998
                                                -------- -------- --------
Expected volatility                                 50%      46%      43%
Risk free rate of return                          6.20%    5.75%    5.50%
Expected dividend yield                              0%       0%       0%
Expected life (years)                              7.0      7.0      8.0


   Total fair value of options granted at market price was computed to be $673,921, $768,863 and $1,364,155 for the years ended December 31, 2000, 1999 and 1998, respectively. Total fair value of options granted at 60% below market price was computed to be approximately $111,000, $232,000 and $423,000 for the years ended December 31, 2000, 1999 and 1998 respectively. The weighted average value of all options granted in 2000, 1999 and 1998 was $3.94, $5.22 and $6.64, respectively.

   The following table summarizes information about stock options outstanding at December 31, 2000:

                          Options outstanding              Options exercisable
----------------------------------------------------      --------------------
                                             Weighted-
                                  Weighted-   average    Exercisable  Weighted-
                                   average   remaining      at        average
                        Number    exercise   contractual December 31  exercise
Exercise price range   of shares    price    life (years)  2000       price
--------------------   ---------- ---------- ----------  ----------   ---------
$    1.93 -   6.00      128,833    $  3.68      7.7       109,733     $ 3.30
     6.50 -   9.50      298,151       7.88      7.7        90,360       9.18
    10.13 -  12.50      225,419      11.29      6.8       143,139      11.36
    13.38 -  14.88      159,500      14.40      5.6       137,750      14.40
    15.00 -  17.94      143,759      16.10      5.0       138,027      16.05
                       ----------                        ----------
                        955,662                           619,009
                       ==========                        ==========

   At December 31, 2000,  1999 and 1998,  619,009,  509,834 and 363,295  options were exercisable at weighted average exercise prices of $11.33, $11.56 and $11.97, respectively.

   In March  2000,  the FASB  issued  FASB  Interpretation  No.  44 ("FIN  44"),
   "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" which provides interpretive guidance on several implementation issues related to APB Opinion No. 25 "Accounting for Stock Issued to Employees." FIN 44 was effective July 1, 2000, but certain conclusions must be applied earlier. The adoption of FIN 44 had no effect on the Company's financial statements.


13.   STOCK REPURCHASE PROGRAM

   During 1999, the Company's Board of Directors authorized a stock repurchase program to purchase common shares from time to time in open market purchases. Since inception, the Board has approved four increases in the total number of shares or dollars authorized to be repurchased under the program. The repurchase program currently allows for $1,584,000 to be used for the repurchase of additional shares as of December 31, 2000. During 2000, the Company repurchased 1,017,300 shares at an aggregate price of $4,541,000. During 1999, the Company repurchased 219,000 shares at an aggregate price of $1,498,000.


14.   LITIGATION

   The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company.

15.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   (in thousands, except per share amounts and market price per share)

                                      First     Second     Third     Fourth
                                     Quarter   Quarter    Quarter   Quarter
                                    ---------- ---------  --------- ---------
   Year ended December 31, 1998
     Revenues                        $ 69,241  $ 76,651   $ 81,969  $ 75,168
     Cost of revenues                  62,467    68,524     73,002    67,012
     Net income                           387       600      1,599     1,235
     Basic earnings per share             .05       .08        .21       .16
     Diluted earnings per share           .05       .08        .21       .16
     Common stock market prices:
      High                           $  12.00  $  13.38   $  10.88  $   9.38
      Low                               10.25      9.13       7.88      6.00

   Year ended December 31, 1999
     Revenues                        $ 71,015  $ 84,707   $ 95,875  $ 96,253
     Cost of revenues                  63,700    75,565     84,927    86,159
     Net income                           740     1,216      1,835     1,359
     Basic earnings per share             .10       .16        .24       .18
     Diluted earnings per share           .10       .16        .24       .18
     Common stock market prices:
      High                           $   9.06  $   9.25   $  10.25  $   8.38
      Low                                5.25      5.88       7.75      5.50

   Year ended December 31, 2000
     Revenues                        $ 87,122  $ 86,502   $ 80,744  $ 68,098
     Cost of revenues                  78,519    77,724     72,830    61,588
     Net income                           744       794        500        63
     Basic earnings per share             .10       .11        .07       .01
     Diluted earnings per share           .10       .11        .07       .01
     Common stock market prices:
      High                           $   7.63  $   7.50   $   6.44  $   5.25
      Low                                5.00      5.00       5.00      2.50

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

4.1 Loan Agreement between the registrant and Wells Fargo Bank, N.A., dated May 31, 2000. Incorporated by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

4.2 Amendment, dated September 30, 2000, to Loan Agreement between the Registrant and Wells Fargo Bank, N.A., dated May 31, 2000. Incorporated by reference on Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

4.3 Amendment, dated March 12, 2001, to Loan Agreement between the Registrant and Wells Fargo Bank, N.A., dated May 31, 2000.

      The registrant has incurred other long-term indebtedness as to which the amount involved is less than 10 percent of the registrant's total assets. The registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10.0  Executive Compensation Plans and Arrangements and Other Management
      Contracts.

10.1 1993 Stock Incentive Plan of the registrant, as amended. Incorporated by reference to Exhibit 10.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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