Form 10-Q
period 2001-03-31
BARRETT BUSINESS SERVICES INC
filed 2001-05-15
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001
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

            Yes [ X ]         No [   ]

Number of shares of Common Stock, $.01 par value, outstanding at April 30, 2001 was 6,260,898 shares.

                       BARRETT BUSINESS SERVICES, INC.

                                      INDEX

Part I - Financial Information                                            Page
                                                                          ----

     Item 1.  Financial Statements

              Balance Sheets - March 31, 2001 and
              December 31, 2000..............................................3

              Statements of Operations - Three Months
              Ended March 31, 2001 and 2000..................................4

              Statements of Cash Flows - Three Months
              Ended March 31, 2001 and 2000..................................5

              Notes to Financial Statements..................................6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations.....................................................9

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risk...................................................14


Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K..............................15


Signatures    ..............................................................16


Exhibit Index ..............................................................17

                         Part I - Financial Information

Item 1.  Financial Statements

                       BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                 (Unaudited)
                   (In thousands, except per share amounts)

                                                         March 31,  December 31,
                                                           2001        2000
                                                        ----------- -----------
         ASSETS
Current assets:
   Cash and cash equivalents                              $     318   $     516
   Trade accounts receivable, net                            16,850      20,660
   Prepaid expenses and other                                 2,099       1,222
   Deferred tax assets                                        2,278       2,702
                                                        ----------- -----------
    Total current assets                                     21,545      25,100

   Intangibles, net                                          20,444      20,982
   Property and equipment, net                                6,778       7,177
   Restricted marketable securities and workers'
    compensation deposits                                     4,284       4,254
   Unrestricted marketable securities                         1,326       1,386
   Deferred tax assets                                        1,048         839
   Other assets                                               1,390       1,374
                                                        ----------- -----------
                                                          $  56,815   $  61,112
                                                        =========== ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                      $   2,713   $   2,939
   Line of credit                                             1,637       2,628
   Accounts payable                                             619       1,013
   Accrued payroll, payroll taxes and related benefits        8,018       7,893
   Workers' compensation claims and safety incentive
    liabilities                                               4,848       5,274
   Other accrued liabilities                                    420       1,622
                                                        ----------- -----------
    Total current liabilities                                18,255      21,369

Long-term debt, net of current portion                        1,051       1,508
Customer deposits                                               534         614
Long-term workers' compensation claims liabilities              678         682
Other long-term liabilities                                   2,070       2,022
                                                        ----------- -----------
                                                             22,588      26,195
                                                        ----------- -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500 shares authorized,
     6,321 and 6,451 shares issued and outstanding               63          64
   Additional paid-in capital                                 4,909       5,387
   Retained earnings                                         29,255      29,466
                                                        ----------- -----------
                                                             34,227      34,917
                                                        ----------- -----------
                                                          $  56,815   $  61,112
                                                        =========== ===========
   The accompanying notes are an integral part of these financial statements

                       BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                 (Unaudited)
                   (In thousands, except per share amounts)

                                                           Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------
Revenues:
   Staffing services                                       $ 31,272    $ 47,767
   Professional employer services                            23,881      39,355
                                                          ---------   ---------
                                                             55,153      87,122
                                                          ---------   ---------
Cost of revenues:
   Direct payroll costs                                      42,760      68,004
   Payroll taxes and benefits                                 4,874       7,918
   Workers' compensation                                      2,177       2,597
                                                          ---------   ---------
                                                             49,811      78,519
                                                          ---------   ---------
     Gross margin                                             5,342       8,603

Selling, general and administrative expenses                  4,876       6,485
Depreciation and amortization                                   829         731
                                                          ---------   ---------
     (Loss) income from operations                             (363)      1,387
                                                          ---------   ---------
Other (expense) income:
   Interest expense                                            (121)       (221)
   Interest income                                               81          86
   Other, net                                                    47           3
                                                          ---------   ---------
                                                                  7        (132)
                                                          ---------   ---------
(Loss) income before provision for income taxes                (356)      1,255
(Benefit from) provision for income taxes                      (145)        511
                                                          ---------   ---------
 Net (loss) income                                         $   (211)    $   744
                                                          =========   =========
Basic (loss) earnings per share                            $   (.03)    $   .10
                                                          =========   =========
Weighted average number of basic shares outstanding           6,400       7,459
                                                          =========   =========
Diluted (loss) earnings per share                          $   (.03)    $   .10
                                                          =========   =========
Weighted average number of diluted shares outstanding         6,400       7,509
                                                          =========   =========

   The accompanying notes are an integral part of these financial statements.

                       BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                            2001       2000
                                                          --------   --------
 Cash flows from operating activities:
   Net (loss) income                                      $  (211)   $   744
   Reconciliations of net (loss) income to cash
     from operations:
     Depreciation and amortization                            829        731
     Gain on sale of property                                 (46)         -
   Changes in certain assets and liabilities:
      Trade accounts receivable, net                        3,810     (1,352)
      Prepaid expenses and other                             (877)        24
      Deferred tax assets                                     215         (8)
      Accounts payable                                       (394)        26
      Accrued payroll, payroll taxes and related benefits     125       (200)
      Workers' compensation claims and safety incentive
      liabilies                                              (426)      (242)
      Income taxes payable                                      -        282
      Other accrued liabilities                            (1,202)       150
      Customer deposits and long-term workers'
        compensation liabilities and other assets, net       (100)      (300)
      Other long-term liabilities                              48        190
                                                          ---------- ----------
      Net cash provided by operating activities             1,771         45
                                                          ---------- ----------
Cash flows from investing activities:
   Cash paid for acquisitions, including other
    direct costs                                                -        (67)
   Proceeds from sale of property                             266          -
   Purchase of fixed assets                                  (112)      (700)
   Proceeds from maturities of marketable securities          135          -
   Purchase of marketable securities                         (105)       (36)
                                                          ---------- ----------
      Net cash provided by (used in) investing activities     184       (803)
                                                          ---------- ----------

Cash flows from financing activities:
   Net (payments on) proceeds from credit-line borrowings    (991)     1,123
   Payments on long-term debt                                (683)      (698)
   Repurchase of common stock                                (479)       (19)
                                                          ---------- ----------
      Net cash (used in) provided by financing activities  (2,153)       406
                                                          ---------- ----------
      Net decrease in cash and cash equivalents              (198)      (352)

Cash and cash equivalents, beginning of period                516        550
                                                          ---------- ----------
Cash and cash equivalents, end of period                  $   318    $   198
                                                          ========== ==========

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                          Notes to Financial Statements

Note 1 - Basis Of Presentation Of Interim Period Statements:

      The accompanying financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K at pages F1-F20. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.


Note 2 - Provision For Income Taxes:

      Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                      March 31,    December 31,
                                                         2001         2000
                                                     -----------   -----------

      Gross deferred tax assets:
        Workers' compensation claims and safety
          incentive liabilities                      $   2,115      $   2,206
        Allowance for doubtful accounts                    101            205
        Amortization of intangibles                        548            519
        Deferred compensation                              422            408
        Other                                              240            289
                                                     -----------   -----------
                                                         3,426          3,627
                                                     -----------   -----------
      Gross deferred tax liabilities:
        Tax depreciation in excess of book
          depreciation                                    (100)          (86)
                                                     -----------   -----------
         Net deferred tax assets                     $   3,326     $   3,541
                                                     ===========   ===========

                       BARRETT BUSINESS SERVICES, INC.
                  Notes to Financial Statements (Continued)


Note 2 - Provision For Income Taxes (Continued):

      The provision for income taxes for the three months ended March 31, 2001 and 2000 is as follows (in thousands):

                                                 Three Months Ended
                                                      March 31,
                                                 --------------------
                                                   2001       2000
                                                 ---------  ---------
     Current:
        Federal                                  $   (351)  $    383
        State                                          (9)       120
                                                 ---------  ---------
                                                     (360)       503
                                                 ---------  ---------
     Deferred:
        Federal                                       182          9
        State                                          33         (1)
                                                 ---------  ---------
                                                      215          8
                                                 ---------  ---------
    (Benefit from) provision for income taxes    $   (145)   $   511
                                                 =========  =========

Note 3 - Stock Incentive Plan:

      The Company has a Stock Incentive Plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,550,000.

      The following table summarizes options granted under the Plan in 2000:


      Outstanding at December 31, 2000           955,662   $1.93  to  $17.94

      Options granted                             82,173   $1.45  to  $ 3.75
      Options exercised                                -
      Options canceled or expired                (13,325)  $6.50  to  $ 8.91
                                                ---------

      Outstanding at March 31, 2001            1,024,510   $1.45  to  $17.94
                                                ---------

      Exercisable at March 31, 2001              677,742
                                                ---------

      Available for grant at March 31, 2001      301,056
                                                ---------


      The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.

                        BARRETT BUSINESS SERVICES, INC.
                   Notes to Financial Statements (Continued)

Note 3 - Stock Incentive Plan (Continued):

      Certain of the Company's zone and branch management employees elect to receive a portion of their quarterly cash profit sharing distribution in the form of nonqualified deferred compensation stock options. Such options are awarded at a sixty percent discount from the then-fair market value of the Company's stock and are fully vested and immediately exercisable upon grant. Such discounts are recorded as compensation expense. The amount of the grantee's deferred compensation (discount from fair market value) is subject to market risk. During the first quarter of 2001, the Company awarded deferred compensation stock options for 7,811 shares at an exercise price of $1.45 per share.

                       BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three months ended March 31, 2001 and 2000.

                                                          Percentage of
                                                          Total Revenues
                                                         Three Months Ended
                                                             March 31,
                                                         -------------------
                                                          2001        2000
                                                         ---------   -------
 Revenues:
   Staffing services                                       56.7 %     54.8 %
   Professional employer services                          43.3       45.2
                                                         ---------   -------
                                                          100.0      100.0
                                                         ---------   -------
 Cost of revenues:
   Direct payroll costs                                    77.5       78.0
   Payroll taxes and benefits                               8.8        9.1
   Workers' compensation                                    4.0        3.0
                                                         ---------   -------
      Total cost of revenues                               90.3       90.1
                                                         ---------   -------

Gross margin                                                9.7        9.9

Selling, general and administrative expenses                8.9        7.4
Depreciation and amortization                               1.5        0.9
                                                         ---------   -------

(Loss) income from operations                              (0.7)       1.6

Other income (expense)                                        -       (0.1)
                                                         ---------   -------

(Loss) income before provision for income taxes            (0.7)       1.5

(Benefit from) provision for income taxes                  (0.3)       0.6
                                                         ---------   -------

     Net (loss) income                                     (0.4)%      0.9 %
                                                         =========   =======


                   Three months ended March 31, 2001 and 2000

      Net loss for the first quarter of 2001 was $211,000, a decline of $955,000 from net income of $744,000 for the first quarter of 2000. The decline for the first quarter of 2001 was attributable to lower gross margin dollars as a result of a 36.7% decrease in revenue, offset in part by lower selling, general and administrative expenses. Basic and diluted loss per share for the first quarter of 2001 were $(.03), as compared to basic and diluted earnings per share of $.10 for the first quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

      Revenues for the first quarter of 2001 totaled approximately $55.2 million, a decrease of approximately $31.9 million or 36.7% from the first quarter of 2000. The decrease in revenues reflects the general softening of business conditions in the Company's market areas, particularly in the Company's Northern California operations, which accounted for nearly 50% of the decline in total revenues. The Company's Northern California operations have been adversely affected by the significant downturn in the "high-tech" industry and related sectors.

      Staffing services revenue decreased approximately $16.5 million or 34.5% primarily due to a decline in demand for personnel in the majority of areas in which the Company does business. Professional employer ("PEO") services revenue decreased approximately $15.5 million or 39.3%, which was primarily due to a 65.5% decline in the Company's Northern California region. The decline in PEO revenues for Northern California from a year ago was due in large part to management's decision to discontinue its services to a few high volume, low margin customers. The decrease in PEO services revenue resulted in an increase in the share of staffing services from 54.8% of total revenues for the first quarter of 2000 to 56.7% for the first quarter of 2001. The share of revenues for PEO services had a corresponding decrease from 45.2% of total revenues for the first quarter of 2000 to 43.3% for the first quarter of 2001.

      Gross margin for the first quarter of 2001 totaled approximately $5.3 million, which represented a decrease of $3.3 million or 37.9% from the first quarter of 2000 primarily resulting from the 36.7% decline in revenues experienced in the first quarter of 2001. The gross margin percent decreased from 9.9% of revenues for the first quarter of 2000 to 9.7% for the first quarter of 2001. The decrease in the gross margin percentage was due to higher workers' compensation expense, offset in part by lower direct payroll costs and lower payroll taxes and benefits. Workers' compensation expense for the first quarter of 2001 totaled $2.2 million or 4.0% of revenues, which compares to $2.6 million or 3.0% of revenues for the first quarter of 2000. The increase in the percentage of revenues for workers' compensation expense was primarily attributable to higher estimates for the cost of claims. The decrease in direct payroll costs, as a percentage of revenues, for the first quarter of 2001 was primarily due to substantial decreases in contract staffing, on-site management and PEO business, which generally have a lower mark-up rate (and thus higher direct payroll costs as a percentage of revenues) relative to other services provided by the Company. The decline in payroll taxes and benefits, as a percentage of revenues for the first quarter of 2001, was primarily due to a reduction in state unemployment tax rates in various states in which the Company operates.

      Selling, general and administrative ("SG&A") expenses for the 2001 first quarter amounted to approximately $4.9 million, a decrease of $1.6 million or 24.8% from the comparable period in 2000. SG&A expenses, expressed as a percentage of revenues, increased from 7.4% for the first quarter of 2000 to 8.9% for the first quarter of 2001. The decrease in total dollars from 2000 was primarily attributable to branch office reductions in management personnel and related expenses.

      Depreciation and amortization totaled $829,000 or 1.5% of revenues for the first quarter of 2001, which compares to $731,000 or 0.9% of revenues for the same period in 2000. The increased expense was primarily due to recognizing a full quarter of expense in the 2001 first quarter as a result of the March 1, 2000 implementation of the Company's new information system.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

      Other income totaled $7,000 for the first quarter of 2001, which compares to $132,000 of other expense for the first quarter of 2000. The increase in other income was primarily attributable to a reduction in net interest expense due to lower debt levels during the first quarter of 2001 as compared to the same quarter of 2000.

      The Company offers various qualified employee benefit plans to its employees, including its worksite employees. These qualified employee benefit plans include a savings plan under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, qualified employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act ("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees. In the event the tax exempt status of the Company's benefit plans were to be discontinued and the benefit plans were to be disqualified, such actions could have a material adverse effect on the Company's business, financial condition and results of operations. Reference is made to pages 18-19 of the Company's 2000 Annual Report on Form 10-K for a more detailed discussion of this issue.

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

Liquidity and Capital Resources

      The Company's cash position of $318,000 at March 31, 2001 decreased by $198,000 from December 31, 2000, which compares to a decrease of $352,000 for the comparable period in 2000. The decrease in cash at March 31, 2001, as compared to December 31, 2000, was primarily attributable to cash used for payments on credit-line borrowings, payments on long-term debt and for repurchases of the Company's common stock, partially offset by cash provided by operating activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

      Net cash provided by operating activities for the three months ended March 31, 2001 amounted to $1,771,000, as compared to $45,000 for the comparable 2000 period. For the 2001 period, cash flow was generated by a $3,810,000 decrease in trade accounts receivable, together with depreciation and amortization, offset in part by a decrease in other accrued liabilities and an increase in prepaid expenses and other.

      Net cash provided by investing activities totaled $184,000 for the three months ended March 31, 2001, as compared to $803,000 net cash used in investing activities for the similar 2000 period. For the 2001 period, the principal source of cash provided by investing activities was from net proceeds of $266,000 associated with the sale of a Company-owned office condominium, offset in part by purchases of office equipment. The Company presently has no material long-term capital commitments.

      Net cash used in financing activities for the three-month period ended March 31, 2001 was $2,153,000 which compared to $406,000 net cash provided by financing activities for the similar 2000 period. For the 2001 period, the principal use of cash for financing activities was $991,000 of net payments on credit-line borrowings, $683,000 of payments made on long-term debt, primarily the $8,000,000 three-year term loan in connection with the Company's acquisition of TSU in 1999, and $479,000 used to repurchase the Company's common stock.

      The Company's business strategy continues to focus on growth through the expansion of operations at existing offices, together with the selective acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas. The Company actively explores proposals for various acquisition opportunities on an ongoing basis, but there can be no assurance that any additional transactions will be consummated.

      The Company maintains a credit arrangement (the "Agreement") with its principal bank. Effective March 12, 2001, the principal terms and conditions of this Agreement, which expires May 31, 2001, was amended to include (1) a reduction in the total amount available under the revolving credit facility from $15 million to the lesser of (i) $13 million or (ii) 65 percent of total trade accounts receivable at the end of any fiscal quarter, and (2) a security interest in all trade accounts receivable. This Agreement also includes a subfeature for standby letters of credit in connection with certain workers' compensation surety arrangements, as to which approximately [$2.6 million] were outstanding as of March 31, 2001. Due to the bank's secured position, the bank agreed to reduce the restrictiveness of certain financial covenants. The Company was in compliance with the financial covenants of the Agreement, as amended, at March 31, 2001. Management expects that the funds anticipated to be generated from operations, together with the bank-provided credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future. Manage-ment expects this arrangement to be renewed with its current principal bank on terms and conditions that are not materially less favorable to the Company than the present terms. If, however, the terms and conditions for renewal are unacceptable to the Company, management will seek the most favorable terms available in the market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

      In February 1999, the Company's Board of Directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the Board of Directors has approved five increases in the total number of shares or dollars authorized to be repurchased under the program. As of March 31, 2001, the repurchase program had authorized availability of $1,104,000 for the repurchase of additional shares. During the first quarter of 2001, the Company repurchased 129,800 shares at an aggregate price of $479,000. Since the inception of the repurchase program through May 10, 2001, the Company has repurchased 1,426,200 shares for an aggregate price of $6,760,000. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances and other available resources.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of March 31, 2001, the Company had interest-bearing debt obligations of approximately $6.6 million, of which approximately $5.0 million bears interest at a variable rate and approximately $1.6 million at a fixed rate of interest. The variable rate debt is comprised of approximately $1.6 million outstanding under a secured revolving credit facility, which bears interest at the prime rate less 1.70%. The Company also has a secured three-year term note with its principal bank, which bears interest at LIBOR plus 1.35%. Based on the Company's overall interest exposure at March 31, 2001, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of March 31, 2001, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

         (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BARRETT BUSINESS SERVICES, INC.
                                          (Registrant)






Date:  May 14, 2001                       By:    /s/ Michael D. Mulholland
                                                 -----------------------------
                                                 Michael D. Mulholland
                                                 Vice President - Finance
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit

11    Statement of Calculation of Basic and Diluted Common Shares Outstanding