Form 10-Q
period 2001-06-30
BARRETT BUSINESS SERVICES INC
filed 2001-08-14
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001
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

            Yes [ X ]         No [   ]

Number of shares of Common Stock, $.01 par value, outstanding at July 31, 2001 was 6,175,398 shares.

                                      INDEX

Part I - Financial Information                                            Page
                                                                          ----

     Item 1.  Financial Statements

              Balance Sheets - June 30, 2001 and
              December 31, 2000..............................................3

              Statements of Operations - Three Months
              Ended June 30, 2001 and 2000...................................4

              Statements of Operations - Six Months
              Ended June 30, 2001 and 2000...................................5

              Statements of Cash Flows - Six Months
              Ended June 30, 2001 and 2000...................................6

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

     Item 4.  Submission of Matters to a Vote of Security Holders...........18

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


Exhibit Index ..............................................................20

                         Part I - Financial Information

Item 1.  Financial Statements

                       BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                 (Unaudited)
                   (In thousands, except per share amounts)

                                                         June 30,   December 31,
                                                           2001        2000
                                                        ----------- ------------
   ASSETS
Current assets:
   Cash and cash equivalents                              $     697   $     516
   Trade accounts receivable, net                            15,903      20,660
   Prepaid expenses and other                                 1,685       1,222
   Deferred tax assets                                        2,386       2,702
                                                          ---------    --------
     Total current assets                                    20,671      25,100

   Intangibles, net                                          19,909      20,982
   Property and equipment, net                                6,547       7,177
   Restricted marketable securities and workers'
    compensation deposits                                     4,174       4,254
   Unrestricted marketable securities                         1,311       1,386
   Deferred tax assets                                        1,039         839
   Other assets                                               1,321       1,374
                                                          ---------    --------
                                                          $  54,972   $  61,112
                                                          ---------    --------

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                      $   1,056   $   2,939
   Line of credit                                             2,824       2,628
   Accounts payable                                             551       1,013
   Accrued payroll, payroll taxes and related benefits        7,756       7,893
   Workers' compensation claims and safety incentive
    liabilities                                               5,187       5,274
   Other accrued liabilities                                    531       1,622
                                                          ---------    --------
    Total current liabilities                                17,905      21,369

Long-term debt, net of current portion                          372       1,508
Customer deposits                                               488         614
Long-term workers' compensation claims liabilities              674         682
Other long-term liabilities                                   2,045       2,022
                                                          ---------    --------
                                                             21,484      26,195
                                                          ---------    --------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500 shares authorized,
     6,175 and 6,451 shares issued and outstanding               62          64
   Additional paid-in capital                                 4,355       5,387
   Retained earnings                                         29,071      29,466
                                                          ---------    --------
                                                             33,488      34,917
                                                          ---------    --------
                                                          $  54,972   $  61,112
                                                          =========    ========

   The accompanying notes are an integral part of these financial statements.

                       BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                 (Unaudited)
                   (In thousands, except per share amounts)


                                                             Three Months Ended
                                                                 June 30,
                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------
Revenues:
   Staffing services                                       $ 29,949    $ 51,698
   Professional employer services                            22,602      34,804
                                                          ----------  ----------
                                                             52,551      86,502
                                                          ----------  ----------
Cost of revenues:
   Direct payroll costs                                      40,623      67,155
   Payroll taxes and benefits                                 4,309       7,306
   Workers' compensation                                      2,441       3,263
                                                          ----------  ----------
                                                             47,373      77,724
                                                          ----------  ----------
     Gross margin                                             5,178       8,778

Selling, general and administrative expenses                  4,652       6,464
Depreciation and amortization                                   822         822
                                                          ----------  ----------
     (Loss) income from operations                             (296)      1,492
                                                          ----------  ----------
Other (expense) income:
   Interest expense                                             (87)       (238)
   Interest income                                               73          86
   Other, net                                                    (1)          1
                                                          ----------  ----------
                                                                (15)       (151)
                                                          ----------  ----------
(Loss) income before provision for income taxes                (311)      1,341
(Benefit from) provision for income taxes                      (127)        547
                                                          ----------  ----------
     Net (loss) income                                     $   (184)    $   794
                                                          ==========  ==========
Basic (loss) earnings per share                            $   (.03)    $   .11
                                                          ==========  ==========
Weighted average number of basic shares outstanding           6,252       7,416
                                                          ==========  ==========
Diluted (loss) earnings per share                          $   (.03)    $   .11
                                                          ==========  ==========
Weighted average number of diluted shares outstanding         6,252       7,459
                                                          ==========  ==========
   The accompanying notes are an integral part of these financial statements.

                       BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                 (Unaudited)
                   (In thousands, except per share amounts)


                                                             Six Months Ended
                                                                June 30,
                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------
Revenues:
   Staffing services                                       $ 61,221    $ 99,465
   Professional employer services                            46,483      74,159
                                                          ----------  ----------
                                                            107,704     173,624
                                                          ----------  ----------
Cost of revenues:
   Direct payroll costs                                      83,383     135,159
   Payroll taxes and benefits                                 9,183      15,224
   Workers' compensation                                      4,618       5,860
                                                          ----------  ----------
                                                             97,184     156,243
                                                          ----------  ----------
     Gross margin                                            10,520      17,381

Selling, general and administrative expenses                  9,528      12,949
Depreciation and amortization                                 1,651       1,553
                                                          ----------  ----------
     (Loss) income from operations                             (659)      2,879
                                                          ----------  ----------
 Other (expense) income:
   Interest expense                                            (208)       (459)
   Interest income                                              154         172
   Other, net                                                    46           4
                                                          ----------  ----------
                                                                 (8)       (283)
                                                          ----------  ----------
(Loss) income before provision for income taxes                (667)      2,596
(Benefit from) provision for income taxes                      (272)      1,058
                                                          ----------  ----------
     Net (loss) income                                     $   (395)   $  1,538
                                                          ==========  ==========
Basic (loss) earnings per share                            $   (.06)   $    .21
                                                          ==========  ==========
Weighted average number of basic shares outstanding           6,326       7,438
                                                          ==========  ==========
Diluted (loss) earnings per share                          $   (.06)   $    .21
                                                          ==========  ==========
Weighted average number of diluted shares outstanding         6,326       7,484
                                                          ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                       BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                            Six Months Ended
                                                                June 30,
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
Cash flows from operating activities:
   Net (loss) income                                         $ (395)   $ 1,538
   Reconciliations of net (loss) income to
      cash from operations:
     Depreciation and amortization                            1,651      1,553
     Gain on sale of property                                   (46)         -
   Changes in certain assets and liabilities:
      Trade accounts receivable, net                          4,757        765
      Prepaid expenses and other                               (463)        11
      Deferred tax assets                                       116       (753)
      Accounts payable                                         (462)      (737)
      Accrued payroll, payroll taxes and related benefits      (137)       577
      Workers' compensation claims and safety incentive
       liabilities                                              (87)       482
      Other accrued liabilities                              (1,091)       290
      Customer deposits and long-term workers' compensation
       liabilities and other assets, net                        (81)      (287)
      Other long-term liabilities                                23        195
                                                          ---------- ----------
     Net cash provided by operating activities                3,785      3,634
                                                          ---------- ----------
Cash flows from investing activities:
   Cash paid for acquisitions, including other direct costs       -        (67)
   Proceeds from sale of property                               266          -
   Purchase of fixed assets                                    (168)      (911)
   Proceeds from maturities of marketable securities            239        853
   Purchase of marketable securities                            (84)      (637)
                                                          ---------- ----------
     Net cash provided by (used in) investing activities        253       (762)
                                                          ---------- ----------
Cash flows from financing activities:
   Net proceeds from credit-line borrowings                     196        110
   Payments on long-term debt                                (3,019)    (1,389)
   Payment of notes payable                                       -       (865)
   Repurchase of common stock                                (1,034)      (974)
   Proceeds from exercise of stock options                        -         28
                                                          ---------- ----------
     Net cash used in financing activities                   (3,857)    (3,090)
                                                          ---------- ----------
     Net increase (decrease) in cash and cash equivalents       181       (218)

Cash and cash equivalents, beginning of period                  516        550
                                                          ---------- ----------
Cash and cash equivalents, end of period                    $   697    $   332
                                                          ========== ==========

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                          Notes to Financial Statements

Note 1 - Basis of Presentation of Interim Period Statements:

            The accompanying financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K at pages F1 - F20. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

Note 2 - Recent Accounting Pronouncements:

            In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The Company's adoption date for SFAS 141 is immediate and the anticipated adoption date for SFAS 142 is January 1, 2002. With respect to SFAS 142, we will perform a goodwill impairment test as of the adoption date as required. Thereafter, we will perform a goodwill impairment test annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. We have not yet determined what the impact from SFAS 142 will be on our results of operations and financial position.

Note 3 - Provision For Income Taxes:

            Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                     June 30,    December 31,
                                                       2001         2000
                                                    -----------  -----------

      Gross deferred tax assets:
        Workers' compensation claims and safety
          incentive liabilities                      $  2,244     $  2,206
        Allowance for doubtful accounts                   101          205
        Amortization of intangibles                       577          519
        Deferred compensation                             408          408
        Other                                             190          289
                                                     --------     --------
                                                        3,520        3,627
                                                     --------     --------
      Gross deferred tax liabilities:
        Tax depreciation in excess of book
         depreciation                                     (95)         (86)
                                                     --------     --------
        Net deferred tax assets                      $  3,425     $  3,541
                                                     ========     ========

                       BARRETT BUSINESS SERVICES, INC.
                  Notes to Financial Statements (Continued)


Note 3 - Provision For Income Taxes (Continued):

            The (benefit from) provision for income taxes for the six months ended June 30, 2001 and 2000 is as follows (in thousands):

                                              Six Months Ended
                                                  June 30,
                                             -------------------
                                               2001      2000
                                             --------- ---------
Current:
   Federal                                   $   (324)  $ 1,423
   State                                          (64)      388
                                             --------- ---------
                                                 (388)    1,811
                                             --------- ---------
Deferred:
   Federal                                        102      (606)
   State                                           14      (147)
                                             --------- ---------
                                                  116      (753)
                                             --------- ---------
(Benefit from) provision for income taxes     $  (272)  $ 1,058
                                             ========= =========


Note 4 - Stock Incentive Plan:

            The Company has a Stock Incentive Plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,550,000.

      The following table summarizes options granted under the Plan in 2001:

Outstanding at December 31, 2000             955,662  $1.93 to $17.94

Options granted                               99,248  $1.45 to  $3.75
Options exercised                                  -
Options canceled or expired                  (13,600) $6.50 to  $8.91
                                           ----------

Outstanding at June 30, 2001               1,041,310  $1.45 to $17.94
                                           ==========

Exercisable at June 30, 2001                 729,217
                                           ==========

Available for grant at June 30, 2001         284,256
                                           ==========


      The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.

                        BARRETT BUSINESS SERVICES, INC.
                   Notes to Financial Statements (Continued)

Note 4 - Stock Incentive Plan (Continued):

            Certain of the Company's zone and branch management employees elect to receive a portion of their quarterly cash profit sharing distribution in the form of nonqualified deferred compensation stock options. Such options are awarded at a sixty percent discount from the then-fair market value of the Company's stock and are fully vested and immediately exercisable upon grant. Such discounts are recorded as compensation expense within selling, general and administrative expenses. The amount of the grantee's deferred compensation (discount from fair market value) is subject to market risk. During the first six months of 2001, the Company awarded deferred compensation stock options for 9,786 shares at exercise prices ranging from $1.45 to $1.49 per share.

                       BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
            The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the three and six months ended June 30, 2001 and 2000.

                                           Percentage of Total Revenues
                                       ------------------------------------
                                       Three Months Ended  Six Months Ended
                                            June 30,            June 30,
                                       ----------------    ----------------
                                        2001     2000       2001     2000
                                       -------  -------    -------  -------
 Revenues:
   Staffing services                     57.0 %   59.8 %     56.8 %   57.3 %
   Professional employer services        43.0     40.2       43.2     42.7
                                       -------  -------    -------  -------
                                        100.0    100.0      100.0    100.0
                                       -------  -------    -------  -------
Cost of revenues:
   Direct payroll costs                  77.3     77.6       77.4     77.8
   Payroll taxes and benefits             8.2      8.5        8.5      8.8
   Workers' compensation                  4.6      3.8        4.3      3.4
                                       -------  -------    -------  -------
     Total cost of revenues              90.1     89.9       90.2     90.0
                                       -------  -------    -------  -------

Gross margin                              9.9     10.1        9.8     10.0

Selling, general and administrative
  expense                                 8.9      7.4        8.9      7.4
Depreciation and amortization             1.6      0.9        1.5      0.9
                                       -------  -------    -------  -------
(Loss) income from operations            (0.6)     1.8       (0.6)     1.7

Other expense                               -     (0.2)         -     (0.2)
                                       -------  -------    -------  -------

(Loss) income before provision for
  income taxes                           (0.6)     1.6       (0.6)     1.5

(Benefit from) provision for
  income taxes                           (0.2)     0.7       (0.2)     0.6
                                       -------  -------    -------  -------
     Net (loss) income                   (0.4)%    0.9 %     (0.4)%    0.9 %
                                       =======  =======    =======  =======

                  Three months ended June 30, 2001 and 2000

            Net loss for the second quarter of 2001 was $184,000, a decline of $978,000 from net income of $794,000 for the second quarter of 2000. The decline for the second quarter of 2001 was attributable to lower gross margin dollars as a result of a 39.2% decrease in revenue, offset in part by a 28.0% reduction in selling, general and administrative expenses. Basic and diluted loss per share for the second quarter of 2001 were $.03 as compared to basic and diluted earnings per share of $.11 for the second quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)
--------------------------------
      Revenues for the second quarter of 2001 totaled approximately $52.6 million, a decrease of approximately $33.9 million or 39.2% from the second quarter of 2000. The decrease in revenues reflects the general softening of business conditions in the Company's market areas, particularly in the Company's Northern California operations, which accounted for nearly 51% of the decline in total revenues. The Company's Northern California operations have been adversely affected by the significant downturn in the "high-tech" industry and related sectors.

      Staffing services revenue decreased approximately $21.7 million or 42.1% primarily due to a decline in demand for personnel in the majority of areas in which the Company does business. Professional employer ("PEO") services revenue decreased approximately $12.2 million or 35.1%, which was primarily due to a 57.1% decline in the Company's Northern California region. The decline in PEO revenues for Northern California from a year ago was due in large part to management's decision to discontinue its services to a few high volume, low margin customers. The larger decline in staffing services revenue resulted in a decrease in the share of staffing services from 59.8% of total revenues for the second quarter of 2000 to 57.0% for the second quarter of 2001. The share of revenues for PEO services had a corresponding increase from 40.2% of total revenues for the second quarter of 2000 to 43.0% for the second quarter of 2001.

      Gross margin for the second quarter of 2001 totaled approximately $5.2 million, which represented a decrease of $3.6 million or 41.0% from the second quarter of 2000 primarily resulting from the 39.2% decline in revenues experienced in the second quarter of 2001. The gross margin percent decreased from 10.1% of revenues for the second quarter of 2000 to 9.9% for the second quarter of 2001. The decrease in the gross margin percentage was due to higher workers' compensation expense, offset in part by lower direct payroll costs and lower payroll taxes and benefits. Workers' compensation expense for the second quarter of 2001 totaled $2.4 million or 4.6% of revenues, which compares to $3.3 million or 3.8% of revenues for the second quarter of 2000. The increase in the percentage of revenues for workers' compensation expense was primarily attributable to higher estimates for the cost of claims, as the number of claims declined on a quarter-over-quarter basis. The decrease in direct payroll costs, as a percentage of revenues, for the second quarter of 2001 was primarily due to substantial decreases in contract staffing and on-site management, which generally have a lower mark-up rate (and thus higher direct payroll costs as a percentage of revenues) relative to other services provided by the Company and to a lesser extent higher mark-up rates charged by the Company for its services. The decline in payroll taxes and benefits, as a percentage of revenues for the second quarter of 2001, was primarily due to a reduction in state unemployment tax rates in various states in which the Company operates as compared to the second quarter of 2000.

      Selling, general and administrative ("SG&A") expenses for the 2001 second quarter amounted to approximately $4.7 million, a decrease of $1.8 million or 28.0% from the comparable period in 2000. SG&A expenses, expressed as a percentage of revenues, increased from 7.4% for the second quarter of 2000 to 8.9% for the second quarter of 2001. The decrease in total dollars from 2000 was primarily attributable to branch office reductions in management personnel and related expenses as a result in the downturn in business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)
--------------------------------
      Depreciation and amortization totaled $822,000 or 1.6% of revenues for the second quarter of 2001, which was comparable to the total dollars for the same period in 2000. The expense level remained constant on terms of total dollars primarily due to a low level of capital expenditures since the second quarter of 2000.

      Other expense totaled $15,000 for the second quarter of 2001, which compares to $151,000 of other expense for the second quarter of 2000. The decrease in other expense was primarily attributable to a reduction in net interest expense of $166,000 due to lower debt levels during the second quarter of 2001 as compared to the same quarter of 2000.

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

                   Six Months Ended June 30, 2001 and 2000

      Net loss for the six months ended June 30, 2001 was $395,000, a decline of $1,933,000 from net income of $1,538,000 for the same period in 2000. The decrease in net income was attributable to lower gross margin dollars primarily resulting from a 38.0% decrease in revenue, partially offset by a 26.4% reduction in SG&A expenses and a 97.1% reduction in other expenses. Basic and diluted loss per share for the first six months of 2001 were $.06 as compared to basic and diluted earnings per share of $.21 for the same period of 2000.

      Revenues for the six months ended June 30, 2001 totaled approximately $107.7 million, a decrease of approximately $65.9 million or 38.0% from the similar period in 2000. The decrease in total revenues was primarily due to the continued softening of business conditions in the Company's market areas, particularly in the Company's Northern California operations, which accounted for approximately 50% of the decline in total revenues for the first six months of 2001.

      Gross margin for the six months ended June 30, 2001 totaled approximately $10.5 million, which represented a decrease of $6.9 million or 39.5% from the similar period of 2000. The gross margin percent decreased from 10.0% of revenues for the six-month period of 2000 to 9.8% for the same period of 2001. The decrease in the gross margin percentage was primarily due to higher workers' compensation expense, partially offset by lower direct payroll costs and lower payroll taxes and benefits. Workers' compensation expense for the six months ended June 30, 2001 totaled $4.6 million or 4.3% of revenues, which compares to $5.9 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)
--------------------------------
or 3.4% or revenues for the similar period of 2000. The increase in the percentage of revenues for the 2001 period was primarily due to higher estimates for the cost of claims, as the number of claims declined compared to the same period in 2000. The decrease in direct payroll costs, as a percentage of revenues, was attributable to decreases in contract staffing and on-site management, of which payroll generally represents a higher percentage of revenues, and to a lesser extent increases in the rates the Company charges for its services. The decrease in payroll taxes and benefits for the six-month period of 2001 was primarily attributable to lower state unemployment tax rates in various states in which the Company operates as compared to the six-month period of 2000.

      SG&A expenses for the six months ended June 30, 2001 amounted to approximately $9.5 million, a decrease of $3.4 million or 26.4% from the similar period of 2000. SG&A expenses, expressed as a percentage of revenues, increased from 7.4% for the six-month period of 2000 to 8.9% for the same period of 2001. The decrease in total SG&A dollars was primarily due to reductions in branch management personnel and related expenses as a result of the downturn in business.

      Depreciation and amortization totaled $1.7 million or 1.5% of revenues for the six months ended June 30, 2001, which compares to $1.6 million or 0.9% of revenues for the same period of 2000. The increased expense was primarily due to recognizing a full six months of expense during 2001 as a result of the March 1, 2000 implementation of the Company's new information system.

      Other expense totaled $8,000 for the six-month period ended June 30, 2001, which compares to $283,000 of other expense for the comparable 2000 period. The decrease in expense was primarily due to a reduction in net interest expense attributable to lower debt levels during the first six months of 2001 as compared to the similar period of 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources
-------------------------------
      The Company's cash position of $697,000 at June 30, 2001 increased by $181,000 over December 31, 2000, which compares to a decrease of $218,000 for the comparable period in 2000. The increase in cash at June 30, 2001, as compared to December 31, 2000, was primarily attributable to cash provided by operating activities, offset in part by payments on long-term debt and repurchases of the Company's common stock.

      Net cash provided by operating activities for the six months ended June 30, 2001 amounted to $3,785,000, as compared to $3,634,000 for the comparable 2000 period. For the 2001 period, cash flow was generated by a $4,757,000 decrease in trade accounts receivable, together with depreciation and amortization, offset in part by decreases in other accrued liabilities and accounts payable and an increase in prepaid expenses and other.

      Net cash provided by investing activities totaled $253,000 for the six months ended June 30, 2001, as compared to $762,000 net cash used in investing activities for the similar 2000 period. For the 2001 period, the principal source of cash provided by investing activities was from net proceeds of $266,000 associated with the sale of a Company-owned office condominium and $239,000 of proceeds from maturities of marketable securities, offset in part by purchases of office equipment. The Company presently has no material long-term capital commitments.

      Net cash used in financing activities for the six-month period ended June 30, 2001 was $3,857,000, compared to $3,090,000 net cash provided by financing activities for the similar 2000 period. For the 2001 period, the principal use of cash for financing activities was $3,019,000 of payments made on long-term debt, primarily related to the $8,000,000 three-year term loan in connection with the Company's 1999 acquisition of Temporary Skills Unlimited, Inc., and $1,034,000 used to repurchase the Company's common stock.

      The Company's business strategy continues to focus on growth through the expansion of operations at existing offices, together with the selective acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic areas. The Company periodically explores proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated.

      Effective May 31, 2001, the Company's loan agreement with its principal bank was renewed on terms and conditions which were generally more favorable than the prior agreement, as amended. The new agreement provides for (1) borrowings on the revolving credit facility up to the lesser of (i) $13.0 million or (ii) 65 percent of total trade accounts receivable at the end of any fiscal quarter, and (2) a security interest in all trade accounts receivable.
This facility, which expires July 1, 2002, includes a subfeature for standby letters of credit in connection with certain workers' compensation surety arrangements, as to which approximately $3.9 million were outstanding as of June 30, 2001. Additionally, in connection with the loan agreement renewal, the $8,000,000 three-year term loan related to the Company's acquisition of TSU in 1999 was restructured whereby approximately $1.6 million of the outstanding principal balance transferred to the revolving credit facility. The remaining balance of approximately $1.0 million at June 30, 2001, on the term loan was collateralized by the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)
------------------------------------------
Company's unrestricted marketable securities with a par value of $1.295 million. In addition, the monthly debt service on the term loan was reduced from $222,222 per month to $91,667 per month. The maturity date of the term loan, May 31, 2002, remained unchanged. Management expects that the funds anticipated to be generated from operations, together with the bank-provided credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

      In February 1999, the Company's Board of Directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the Board of Directors has approved five increases in the total number of shares or dollars authorized to be repurchased under the program. As of June 30, 2001, the repurchase program had authorized availability of $549,000 for the repurchase of additional shares. During the first six months of 2001, the Company repurchased 275,300 shares at an aggregate price of $1,034,000. Since the inception of the repurchase program through August 8, 2001, the Company has repurchased 1,511,700 shares for an aggregate price of $7,082,000. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances and other available resources.

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

Forward-Looking Information (Continued)
--------------------------------------
position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of June 30, 2001, the Company had interest-bearing debt obligations of approximately $5.4 million, of which approximately $3.8 million bears interest at a variable rate and approximately $1.6 million at a fixed rate of interest. The variable rate debt is comprised of approximately $2.8 million outstanding under a secured revolving credit facility, which bears interest at the prime rate less 1.70%. The Company also has a secured term note due May 31, 2002, with its principal bank, which bears interest at LIBOR plus 1.35%. Based on the Company's overall interest exposure at June 30, 2001, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of June 30, 2001, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

                           Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its 2001 annual meeting of stockholders on May 17, 2001. The following directors were elected at the annual meeting:

                                          For       Withheld    Exception
                                       ----------   ----------  -----------

      Robert R. Ames                   6,249,006       27,535
      Thomas J. Carley                 6,249,006       27,535
      Richard W. Godard                6,162,769      113,772
      James B. Hicks                   6,248,606       27,935
      Anthony Meeker                   6,249,006       27,535
      Nancy B. Sherertz                6,248,576       27,965
      William W. Sherertz              6,162,806      113,735

      The other matters presented for action at the annual meeting were approved by the following vote:

                                          For        Against     Abstain
                                       ----------   ----------  -----------

      Approval of the appointment
      of PricewaterhouseCoopers LLP
      as independent accountants       6,249,531       27,000           10


Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

         (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BARRETT BUSINESS SERVICES, INC.
                                          (Registrant)






Date:  August 10, 2001                    By:    /s/ Michael D. Mulholland
                                                 -----------------------------
                                                 Michael D. Mulholland
                                                 Vice President - Finance
                                                 (Principal Financial Officer)

                                  EXHIBIT INDEX
Exhibit

4.1 Amendment, dated May 31, 2001, to Loan Agreement between the Registrant and Wells Fargo Bank, N.A., dated May 31, 2000, Revolving Line of Credit
      Note in the amount of $13,000,000 dated May 31, 2001, and related loan documents

11.   Statement of Calculation of Basic and Diluted Common Shares Outstanding