Form 10-Q
period 2001-09-30
BARRETT BUSINESS SERVICES INC
filed 2001-11-13
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001
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

            Yes [ X ]         No [   ]

Number of shares of Common Stock, $.01 par value, outstanding at October 31, 2001 was 6,006,298 shares.

                        BARRETT BUSINESS SERVICES, INC.


                                      INDEX

Part I - Financial Information                                            Page
                                                                          ----

     Item 1. Financial Statements

             Balance Sheets - September 30, 2001 and
             December 31, 2000................................................3

             Statements of Operations - Three Months
             Ended September 30, 2001 and 2000................................4

             Statements of Operations - Nine Months
             Ended September 30, 2001 and 2000................................5

             Statements of Cash Flows - Nine Months
             Ended September 30, 2001 and 2000................................6

             Notes to Financial Statements....................................7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations......................................................10

     Item 3. Quantitative and Qualitative Disclosure About
             Market Risk.....................................................16


Part II - Other Information

     Item 6. Exhibits and Reports on Form 8-K................................17


Signatures  .................................................................18


Exhibit Index................................................................19

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                            September   December
                                                               30,         31,
                                                              2001        2000
                                                           -----------  ----------
  ASSETS
Current assets:
   Cash and cash equivalents                                 $    784    $    516
   Trade accounts receivable, net                              17,771      20,660
   Prepaid expenses and other                                   1,312       1,222
   Deferred tax assets                                          2,511       2,702
                                                              -------     -------
      Total current assets                                     22,378      25,100

   Intangibles, net                                            19,374      20,982
   Property and equipment, net                                  6,335       7,177
   Restricted marketable securities and workers'
     compensation deposits                                      4,142       4,254
   Unrestricted marketable securities                           1,286       1,386
   Deferred tax assets                                          1,110         839
   Other assets                                                 1,418       1,374
                                                              -------     -------
                                                             $ 56,043   $  61,112
                                                              =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                         $    873   $   2,939
   Line of credit                                               3,615       2,628
   Accounts payable                                               774       1,013
   Accrued payroll, payroll taxes and related benefits          8,208       7,893
   Workers' compensation claims and safety incentive
     liabilities                                                5,080       5,274
   Other accrued liabilities                                      496       1,622
                                                              -------     -------
     Total current liabilities                                 19,046      21,369

Long-term debt, net of current portion                            360       1,508
Customer deposits                                                 531         614
Long-term workers' compensation claims liabilities                669         682
Other long-term liabilities                                     2,158       2,022
                                                              -------     -------
                                                               22,764      26,195
                                                              -------     -------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500 shares
   authorized, 6,063 and 6,451 shares issued and outstanding       61          64
   Additional paid-in capital                                   3,905       5,387
   Retained earnings                                           29,313      29,466
                                                              -------     -------
                                                               33,279      34,917
                                                              -------     -------
                                                            $  56,043  $   61,112
                                                              =======     =======

The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                             Three Months Ended
                                                              September  30,
                                                          ----------------------
                                                              2001        2000
                                                          ----------  ----------
Revenues:
   Staffing services                                       $ 33,538    $ 49,881
   Professional employer services                            24,744      30,863
                                                          ----------  ----------
                                                             58,282      80,744
                                                          ----------  ----------
Cost of revenues:
   Direct payroll costs                                      45,271      62,865
   Payroll taxes and benefits                                 4,611       6,564
   Workers' compensation                                      2,426       3,401
                                                          ----------  ----------
                                                             52,308      72,830
                                                          ----------  ----------
     Gross margin                                             5,974       7,914

Selling, general and administrative expenses                  4,741       6,128
Depreciation and amortization                                   818         820
                                                          ----------  ----------
     Income from operations                                     415         966
                                                          ----------  ----------
Other (expense) income:
   Interest expense                                             (87)       (210)
   Interest income                                               72          86
   Other, net                                                     -           2
                                                          ----------  ----------
                                                                (15)       (122)
                                                          ----------  ----------

Income before provision for income taxes                        400         844
Provision for income taxes                                      158         344
                                                          ----------  ----------
     Net income                                             $   242     $   500
                                                          ==========  ==========
Basic earnings per share                                    $   .04     $   .07
                                                          ==========  ==========
Weighted average number of basic shares
outstanding                                                   6,152       7,236
                                                          ==========  ==========
Diluted earnings per share                                  $   .04     $   .07
                                                          ==========  ==========
Weighted average number of diluted shares
outstanding                                                   6,180       7,276
                                                          ==========  ==========

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                            Nine Months Ended
                                                              September  30,
                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------
Revenues:
   Staffing services                                       $ 94,759   $ 149,346
   Professional employer services                            71,227     105,022
                                                          ----------  ----------
                                                            165,986     254,368
                                                          ----------  ----------
Cost of revenues:
   Direct payroll costs                                     128,654     198,024
   Payroll taxes and benefits                                13,794      21,788
   Workers' compensation                                      7,044       9,261
                                                          ----------  ----------
                                                            149,492     229,073
                                                          ----------  ----------
     Gross margin                                            16,494      25,295

Selling, general and administrative expenses                 14,269      19,077
Depreciation and amortization                                 2,469       2,373
                                                          ----------  ----------
     (Loss) income from operations                             (244)      3,845
                                                          ----------  ----------
Other (expense) income:
   Interest expense                                            (295)       (669)
   Interest income                                              226         258
   Other, net                                                    46           6
                                                          ----------  ----------
                                                                (23)       (405)
                                                          ----------  ----------
(Loss) income before provision for income taxes                (267)      3,440
(Benefit from) provision for income taxes                      (114)      1,402
                                                          ----------  ----------
     Net (loss) income                                    $    (153)   $  2,038
                                                          ==========  ==========
Basic (loss) earnings per share                           $    (.02)   $    .28
                                                          ==========  ==========
Weighted average number of basic shares
outstanding                                                   6,268       7,371
                                                          ==========  ==========
Diluted (loss) earnings per share                         $    (.02)   $    .27
                                                          ==========  ==========

Weighted average number of diluted shares
outstanding                                                   6,268       7,415
                                                          ==========  ==========

The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            2001       2000
                                                          ---------- ----------
Cash flows from operating activities:
   Net (loss) income                                       $  (153)   $  2,038
   Reconciliations of net (loss) income to cash from
   operations:
     Depreciation and amortization                           2,469       2,373
     Gain on sale of property                                  (46)          -
   Changes in certain assets and liabilities:
      Trade accounts receivable, net                         2,889       4,249
      Prepaid expenses and other                               (90)        366
      Deferred tax assets                                      (80)     (1,323)
      Accounts payable                                        (239)       (283)
      Accrued payroll, payroll taxes and related
        benefits                                               315      (1,271)
      Workers' compensation claims and safety incentive
        liabilities                                           (194)        499
      Income taxes payable                                       -         268
      Other accrued liabilities                             (1,126)        686
      Customer deposits and long-term workers'
        compensation liabilities and other assets, net        (140)       (429)
      Other long-term liabilities                              136         239
                                                          ---------  ----------
     Net cash provided by operating activities               3,741       7,412
                                                          ---------  ----------

Cash flows from investing activities:
   Cash paid for acquisitions, including other direct
     costs                                                       -         (67)
   Proceeds from sale of property                              266           -
   Purchase of fixed assets                                   (239)     (1,100)
   Proceeds from maturities of marketable securities           272         992
   Purchase of marketable securities                           (60)       (670)
                                                          ---------  ----------

     Net cash provided by (used in) investing activities       239        (845)
                                                          ---------  ----------

Cash flows from financing activities:
   Net proceeds from (payments on) credit-line
     borrowings                                                987      (1,967)
   Payments on long-term debt                               (3,214)     (1,859)
   Payment of notes payable                                      -        (865)
   Repurchase of common stock                               (1,485)     (2,103)
   Proceeds from exercise of stock options                       -          28
                                                          ---------  ----------

     Net cash used in financing activities                  (3,712)     (6,766)
                                                          ---------  ----------

     Net increase (decrease) in cash and cash
       equivalents                                             268        (199)

Cash and cash equivalents, beginning of period                 516         550
                                                          ---------  ----------
Cash and cash equivalents, end of period                   $   784     $   351
                                                          =========  ==========

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

Note 2 - Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The Company's adoption date for SFAS 141 is immediate and the anticipated adoption date for SFAS 142 is January 1, 2002. With respect to SFAS 142, the Company will perform a goodwill impairment test as of the adoption date as required. Thereafter, the Company will perform a goodwill impairment test annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The Company has not yet determined what the impact from SFAS 142 will be on its results of operations and financial position.


Note 3 - Provision For Income Taxes:

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                          September     December
                                                             30,           31,
                                                            2001          2000
                                                         -----------   -----------
      Gross deferred tax assets:

        Workers' compensation claims and safety
          incentive liabilities                           $   2,200    $   2,206
        Allowance for doubtful accounts                         101          205
        Amortization of intangibles                             605          519
        Deferred compensation                                   438          408
        Other                                                   372          289
                                                         -----------  -----------
                                                              3,716        3,627
      Gross deferred tax liabilities:
        Tax depreciation in excess of book depreciation         (95)         (86)
                                                         -----------  -----------
        Net deferred tax assets                           $   3,621    $   3,541
                                                         ===========  ===========

                         BARRETT BUSINESS SERVICES, INC.
                    Notes to Financial Statements (Continued)


Note 3 - Provision For Income Taxes (Continued):

     The (benefit from) provision for income taxes for the nine months ended September 30, 2001 and 2000 is as follows (in thousands):


                                               Nine Months Ended
                                                 September 30,
                                              --------------------
                                                 2001       2000
                                              ---------  ---------
    Current:
     Federal                                   $   (2)    $ 2,109
     State                                         (1)        616
                                              ---------  ---------
                                                   (3)      2,725
                                              ---------  ---------
   Deferred:
     Federal                                      (88)     (1,091)
     State                                        (23)       (232)
                                              ---------  ---------
                                                 (111)     (1,323)
                                              ---------  ---------

   (Benefit from) provision for income taxes  $  (114)    $ 1,402
                                              =========  =========


Note 4 - Stock Incentive Plan:

     The Company has a Stock Incentive Plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,550,000.

     The following table summarizes options granted under the Plan in 2001:

Outstanding at December 31, 2000             955,662    $1.93   to   $17.94

Options granted                               97,373    $1.45   to    $3.87
Options exercised                                  -
Options voluntarily surrendered             (797,229)   $6.00   to   $17.94
Options canceled or expired                  (13,600)   $6.50   to    $8.91
                                           ----------

Outstanding at September 30, 2001            242,206    $1.45   to   $17.75
                                           ----------

Exercisable at September 30, 2001            135,319
                                           ----------

Available for grant at September 30, 2001  1,083,360
                                           ----------

     The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.

                        BARRETT BUSINESS SERVICES, INC.
                   Notes to Financial Statements (Continued)

Note 4 - Stock Incentive Plan (Continued):

     On August 22, 2001, the Company offered to all optionees who held options with an exercise price of more than $5.85 per share (covering a total of 812,329 shares), the opportunity to voluntarily return for cancellation without payment any stock option award with an exercise price above that price. At the close of the offer period on September 20, 2001, stock options for a total of 797,229 shares were voluntarily surrendered for cancellation. The Compensation Committee of the Company's board of directors may consider whether or not to grant stock-based awards under the Plan to optionees who surrendered stock options during the above offer period after March 21, 2002.

     Certain of the Company's zone and branch management employees elect to receive a portion of their quarterly cash profit sharing distribution in the form of nonqualified deferred compensation stock options. Such options are awarded at a sixty percent discount from the then-fair market value of the Company's stock and are fully vested and immediately exercisable upon grant. Such discounts are recorded as compensation expense within selling, general and administrative expenses. The amount of the grantee's deferred compensation (discount from fair market value) is subject to market risk. During the first nine months of 2001, the Company awarded deferred compensation stock options for 7,811 shares at an exercise price of $1.45 per share.

                         BARRETT BUSINESS SERVICES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The  following   table  sets  forth  the   percentages  of  total  revenues
represented by selected items in the Company's Statements of Operations for the three and nine months ended September 30, 2001 and 2000.

                                          Percentage of Total Revenues
                                       ------------------------------------
                                         Three Months         Nine Months
                                            Ended               Ended
                                        September 30,       September 30,
                                       ----------------    ----------------
                                        2001     2000       2001     2000
                                       -------  -------    -------  -------
Revenues:
   Staffing services                     57.5 %   61.8 %     57.1 %   58.7 %
   Professional employer services        42.5     38.2       42.9     41.3
                                       -------  -------    -------  -------

                                        100.0    100.0      100.0    100.0
                                       -------  -------    -------  -------
Cost of revenues:
   Direct payroll costs                  77.7     77.9       77.5     77.9

   Payroll taxes and benefits             7.9      8.1        8.3      8.6

   Workers' compensation                  4.2      4.2        4.3      3.6
                                       -------  -------    -------  -------
     Total cost of revenues              89.8     90.2       90.1     90.1
                                       -------  -------    -------  -------

Gross margin                             10.2      9.8        9.9      9.9

Selling, general and administrative
  expenses                                8.1      7.6        8.6      7.5

Depreciation and amortization             1.4      1.0        1.5      0.9
                                       -------  -------    -------  -------

Income (loss) from operations             0.7      1.2      (0.2)      1.5

Other expense                               -     (0.2)        -      (0.2)
                                       -------  -------    -------  -------

Income (loss) before provision for
  income taxes                            0.7      1.0      (0.2)      1.3

Provision for (benefit from) income
  taxes                                   0.3      0.4      (0.1)      0.5
                                       -------  -------    -------  -------

     Net income (loss)                    0.4 %    0.6 %    (0.1) %    0.8 %

                                       =======  =======    =======  =======

                 Three Months Ended September 30, 2001 and 2000

Net income for the third quarter of 2001 was $242,000, a decline of $258,000 from net income of $500,000 for the third quarter of 2000. The decline for the third quarter of 2001 was attributable to lower gross margin dollars as a result of a 27.8% decrease in revenue, offset in part by a 22.6% reduction in selling, general and administrative expenses. Basic and diluted earnings per share for the third quarter of 2001 were $.04 as compared to basic and diluted earnings per share of $.07 for the third quarter of 2000. Cash flow per share (defined as net income plus depreciation and amortization divided by weighted average diluted shares outstanding) for the 2001 third quarter totaled $.17 as compared to $.18 for the 2000 third quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)
---------------------------------

     Revenues for the third quarter of 2001 totaled approximately $58.3 million, a decrease of approximately $22.4 million or 27.8% from the third quarter of 2000. The decrease in revenues reflects the general softening of business conditions in the Company's market areas, particularly in the Company's Northern California operations, which accounted for approximately 42% of the decline in total revenues. The Company's Northern California operations have been adversely affected by the significant downturn in the "high-tech" industry and related sectors.

     Staffing services revenue decreased approximately $16.3 million or 32.8% primarily due to a decline in demand for personnel in the majority of areas in which the Company does business. Professional employer ("PEO") services revenue decreased approximately $6.1 million or 19.8%, which was primarily due to a 30.3% decline in the Company's Oregon operations resulting from a softening in demand from existing customers, coupled with management's decision to discontinue the Company's business relationship with customers who generated insufficient margins. The larger decline in staffing services revenue resulted in a decrease in the share of staffing services from 61.8% of total revenues for the third quarter of 2000 to 57.5% for the third quarter of 2001. The share of revenues for PEO services had a corresponding increase from 38.2% of total revenues for the third quarter of 2000 to 42.5% for the third quarter of 2001.

     Gross margin for the third quarter of 2001 totaled approximately $6.0 million, which represented a decrease of $1.9 million or 24.5% from the third quarter of 2000 primarily resulting from the 27.8% decline in revenues experienced in the third quarter of 2001. The gross margin percent increased from 9.8% of revenues for the third quarter of 2000 to 10.2% for the third quarter of 2001. The increase in the gross margin percentage was due to lower direct payroll costs, lower payroll taxes and benefits and slightly lower workers' compensation expense, as a percentage of revenues. The decrease in direct payroll costs, as a percentage of revenues, for the third quarter of 2001 was primarily due to substantial decreases in contract staffing and on-site management, which generally have a lower mark-up rate (and thus higher direct payroll costs as a percentage of revenues) relative to other services provided by the Company, and to a lesser extent to higher mark-up rates charged by the Company for its services. The decline in payroll taxes and benefits, as a percentage of revenues for the third quarter of 2001, was primarily due to a reduction in state unemployment tax rates in various states in which the Company operates as compared to the third quarter of 2000. Workers' compensation expense for the third quarter of 2001 totaled $2.4 million or 4.2% of revenues, which compares to $3.4 million or 4.2% of revenues for the third quarter of 2000.

     Selling, general and administrative ("SG&A") expenses for the 2001 third quarter amounted to approximately $4.7 million, a decrease of $1.4 million or 22.6% from the comparable period in 2000. SG&A expenses, expressed as a percentage of revenues, increased from 7.6% for the third quarter of 2000 to 8.1% for the third quarter of 2001. The decrease in total dollars from 2000 was primarily attributable to branch office reductions in management personnel and related expenses as a result of the downturn in business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)
---------------------------------

     Depreciation and amortization totaled $818,000 or 1.4% of revenues for the third quarter of 2001, as compared to $820,000 or 1.0% of revenues for the same period in 2000. The expense level remained similar in terms of total dollars primarily due to a low level of capital expenditures since the third quarter of 2000.

     Other expense totaled $15,000 for the third quarter of 2001, which compares to $122,000 of other expense for the third quarter of 2000. The decrease in other expense was primarily attributable to a reduction in net interest expense of $123,000 due to lower debt levels during the third quarter of 2001 as compared to the same quarter of 2000.

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

                  Nine Months Ended September 30, 2001 and 2000

Net loss for the nine months ended September 30, 2001 was $153,000, a decline of $2,191,000 from net income of $2,038,000 for the same period in 2000. The decrease in net income was attributable to lower gross margin dollars primarily resulting from a 34.7% decrease in revenues, partially offset by a 25.2% reduction in SG&A expenses and a 94.3% reduction in other expenses. Basic and diluted loss per share for the first nine months of 2001 were $.02 as compared to basic and diluted earnings per share of $.28 and $.27, respectively, for the same period of 2000. Cash flow per share (defined as net income plus depreciation and amortization divided by weighted average diluted shares outstanding) for the nine months ended September 30, 2001 totaled $.37 as compared to $.59 for the similar 2000 period.

     Revenues for the nine months ended September 30, 2001 totaled approximately $166.0 million, a decrease of approximately $88.4 million or 34.7% from the similar period in 2000. The decrease in total revenues was primarily due to the continued softening of business conditions in the Company's market areas, particularly in the Company's Northern California operations, which accounted for approximately 48.0% of the decline in total revenues for the first nine months of 2001.

     Gross margin for the nine months ended September 30, 2001 totaled approximately $16.5 million, which represented a decrease of $8.8 million or 34.8% from the similar period of 2000. The gross margin percent of 9.9% of revenues for the nine-month period of 2001 remained constant with the same period of 2000 as decreases in direct payroll costs and payroll taxes and benefits were offset by higher workers' compensation expense, as a percentage of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Continued)
---------------------------------

revenues. The decrease in direct payroll costs, as a percentage of revenues, was attributable to decreases in contract staffing and on-site management, of which payroll generally represents a higher percentage of revenues, and to a lesser extent to increases in the rates the Company charges for its services. The decrease in payroll taxes and benefits for the nine-month period of 2001 was primarily attributable to lower state unemployment tax rates in various states in which the Company operates as compared to the nine-month period of 2000. Workers' compensation expense for the nine months ended September 30, 2001 totaled $7.0 million or 4.3% of revenues, which compares to $9.3 million or 3.6% of revenues for the similar period of 2000. The increase in the percentage of revenues for the 2001 period was primarily due to higher estimates for the cost of claims, as the number of claims declined compared to the same period in 2000.

     SG&A expenses for the nine months ended September 30, 2001 amounted to approximately $14.3 million, a decrease of $4.8 million or 25.2% from the similar period of 2000. SG&A expenses, expressed as a percentage of revenues, increased from 7.5% for the nine-month period of 2000 to 8.6% for the same period of 2001. The decrease in total SG&A dollars was primarily due to reductions in branch management personnel and related expenses as a result of the downturn in business.

     Depreciation and amortization totaled $2.5 million or 1.5% of revenues for the nine months ended September 30, 2001, which compares to $2.4 million or 0.9% of revenues for the same period of 2000. The increased expense was primarily due to recognizing a full nine months of expense during 2001 as a result of the March 1, 2000 implementation of the Company's new information system.

     Other expense totaled $23,000 for the nine-month period ended September 30, 2001, which compares to $405,000 or 0.2% of revenues for the comparable 2000 period. The decrease in expense was primarily due to a reduction in net interest expense attributable to lower debt levels during the first nine months of 2001 as compared to the similar period of 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources
-------------------------------

     The Company's cash position of $784,000 at September 30, 2001 increased by $268,000 over December 31, 2000, which compares to a decrease of $199,000 for the comparable period in 2000. The increase in cash at September 30, 2001, as compared to December 31, 2000, was primarily attributable to cash provided by operating activities, offset in part by payments on long-term debt and repurchases of the Company's common stock.

     Net cash provided by operating activities for the nine months ended September 30, 2001 amounted to $3,741,000, as compared to $7,412,000 for the comparable 2000 period. For the 2001 period, cash flow was generated by a $2,889,000 decrease in trade accounts receivable, together with depreciation and amortization, offset in part by decreases in other accrued liabilities and accounts payable.

     Net cash provided by investing activities totaled $239,000 for the nine months ended September 30, 2001, as compared to $845,000 net cash used in investing activities for the similar 2000 period. For the 2001 period, the principal source of cash provided by investing activities was from net proceeds of $272,000 from maturities of marketable securities and $266,000 of proceeds associated with the sale of a Company-owned office condominium, offset in part by purchases of office equipment. The Company presently has no material long-term capital commitments.

     Net cash used in financing activities for the nine-month period ended September 30, 2001 was $3,712,000, compared to $6,766,000 net cash used in financing activities for the similar 2000 period. For the 2001 period, the principal use of cash for financing activities was $3,214,000 of payments made on long-term debt, primarily related to the $8,000,000 three-year term loan in connection with the Company's 1999 acquisition of Temporary Skills Unlimited, Inc., and $1,485,000 used to repurchase the Company's common stock.

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

     The Company maintains a credit arrangement with its principal bank which provides for (1) borrowings on a revolving credit facility up to the lesser of
(i) $13.0 million or (ii) 65 percent of total trade accounts receivable at the end of any fiscal quarter, and (2) a security interest in all trade accounts receivable. This facility, which expires July 1, 2002, includes a subfeature for standby letters of credit in connection with certain workers' compensation surety arrangements, as to which approximately $3.9 million were outstanding as of September 30, 2001. Manage-ment expects that the funds anticipated to be generated from operations, together with the bank-provided credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)
-------------------------------------------

     In February 1999, the Company's board of directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the board of directors has approved six increases in the total number of shares or dollars authorized to be repurchased under the program. As of November 7, 2001, the repurchase program had authorized availability of $865,000 for the repurchase of additional shares. During the first nine months of 2001, the Company repurchased 388,000 shares at an aggregate price of $1,485,000. Since the inception of the repurchase program through November 7, 2001, the Company has repurchased 1,681,800 shares for an aggregate price of $7,766,000. Management anticipates that the capital necessary to continue this program will be provided by existing cash balances and other available resources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of September 30, 2001, the Company had interest-bearing debt obligations of approximately $6.0 million, of which approximately $4.4 million bears interest at a variable rate and approximately $1.6 million at a fixed rate of interest. The variable rate debt is comprised of approximately $3.6 million outstanding under a secured revolving credit facility, which bears interest at the prime rate less 1.70%. The Company also has a secured term note due May 31, 2002, with its principal bank, which bears interest at LIBOR plus 1.35%. Based on the Company's overall interest exposure at September 30, 2001, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of September 30, 2001, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

         (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BARRETT BUSINESS SERVICES, INC.
                                          (Registrant)






Date:  November 9, 2001                   By: /s/ Michael D. Mulholland
                                              -----------------------------
                                              Michael D. Mulholland
                                              Vice President - Finance
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit

11.   Statement of Calculation of Basic and Diluted Common Shares Outstanding