Form 10-K
period 2001-12-31
BARRETT BUSINESS SERVICES INC
filed 2002-04-12
CIK 902791

-----------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      State  the   aggregate   market   value  of  the  voting   stock  held  by
non-affiliates of the Registrant: $9,371,564 at February 28, 2002 (based on market price as of February 28, 2002).

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             Class                          Outstanding at February 28, 2002
            -------                         --------------------------------
Common Stock, Par Value $.01 Per Share              5,813,298 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.

                         BARRETT BUSINESS SERVICES, INC.
                         2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I                                 Page
                                                                            ----

Item 1.    Business                                                            2

Item 2.    Properties                                                         11

Item 3.    Legal Proceedings                                                  12

Item 4.    Submission of Matters to a Vote of Security Holders                12

           Executive Officers of the Registrant                               13

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related                  14
           Stockholder Matters

Item 6.    Selected Financial Data                                            15

Item 7.    Management's Discussion and Analysis of Financial                  16
           Condition and Results of Operations

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         26

Item 8.    Financial Statements and Supplementary Data                        26

Item 9.    Changes in and Disagreements With Accountants on                   26
           Accounting and Financial Disclosure

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                 27

Item 11.   Executive Compensation                                             27

Item 12.   Security Ownership of Certain Beneficial Owners and                27
           Management

Item 13.   Certain Relationships and Related Transactions                     27

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on             28
           Form 8-K

Financial Statements                                                         F-1

Signatures

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

      Barrett's range of services and expertise in human resource management encompasses five major categories: payroll processing, employee benefits and administration, workers' compensation coverage, effective risk management and workplace safety programs, and human resource administration, which includes functions such as recruiting, interviewing, drug testing, hiring, placement, training and regulatory compliance. These services are typically provided through a variety of contractual arrangements, as part of either a traditional staffing service or a professional employer organization ("PEO") service. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing, and comprehensive on-site personnel management responsibilities. In a PEO arrangement, the Company enters into a contract to become a co-employer of the client company's existing workforce and assumes responsibility for some or all of the human resource management responsibilities. The Company's target PEO clients typically have limited resources available to effectively manage these matters. The Company believes that its ability to offer clients a broad mix of staffing and PEO services differentiates it from its competitors and benefits its clients through
(i) lower recruiting and personnel administration costs, (ii) decreases in payroll expenses due to lower workers' compensation and health insurance costs,
(iii) improvements in workplace safety and employee benefits, (iv) lower employee turnover and (v) reductions in management resources expended in employment-related regulatory compliance. For 2001, Barrett's staffing services revenues represented 56.8% of total revenues, compared to 43.2% for PEO services revenues.

      Barrett provides services to a diverse array of customers, including, among others, electronics manufacturers, various light-manufacturing industries, forest products and agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in numerous construction-related fields and various professional services firms. During 2001, the Company provided staffing services to approximately 3,300 customers, down from 4,600 in 2000. Although a majority of the Company's staffing customers are small to mid-sized businesses, during 2001 approximately 25 of the Company's customers each utilized Barrett employees in a number ranging from at least 200 employees to as many as 750 employees through various staffing services arrangements. In addition, Barrett had approximately 380 PEO clients at December 31, 2001, compared to 465 at December 31, 2000. The decrease in the number of PEO customers at December 31, 2001 was primarily due to the Company's decision to discontinue doing business with customers who were not providing adequate profit margins or represented unacceptable levels of risk associated with credit or workplace safety.

      The Company operates through a network of 27 branch offices in Oregon, California, Washington, Maryland, Delaware, Idaho, Arizona and North Carolina. Barrett also has several smaller recruiting offices in its general market areas under the direction of a branch office.

                                     PART I

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

                                     PART I


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

         o    Workers'  Compensation  Coverage.  Beginning in 1987,  the Company
              obtained  self-insured  employer status for workers'  compensation coverage in Oregon and is currently a qualified self-insured employer in many of the states in which it operates. Through its third-party administrators, Barrett provides claims management services to its PEO customers. As discussed under "Self-Insured Workers' Compensation Program" below, the Company works aggressively at managing job injury claims, including identifying fraudulent claims and utilizing its staffing services to return workers to active employment earlier. As a result of its efforts to manage workers' compensation costs, the Company is often able to reduce its clients' overall expenses arising out of job-related injuries and insurance.

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

      The Company's staffing services customers operate in a broad range of businesses, including forest products and agriculture-based companies, electronic manufacturers, transportation and shipping companies, food processors, professional firms and construction

                                     PART I


contractors. Such customers range in size from small local firms to companies with international operations, which use Barrett's services on a domestic basis. None of the Company's staffing services customers individually accounted for more than 3% of its total 2001 revenues.

      In 2001, the light industrial sector generated approximately 74% of the Company's staffing services revenues, while clerical office staff accounted for 18% of such revenues and technical personnel represented the balance of 8%. Light industrial workers in the Company's employ perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers and drafters of electronic parts.

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

                                     PART I

      The Company began offering PEO services to Oregon customers in 1990 and subsequently expanded these services to other states. The Company has entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses with up to 100 employees. None of the Company's PEO clients individually accounted for more than 3% of its total annual revenues during 2001.

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

      The form of agreement also provides for indemnification of the Company by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety or immigration laws or regulations. The Company also requires the PEO client to maintain comprehensive liability coverage in the amount of $1 million for acts of its work-site employees. In addition, the Company has excess liability insurance coverage. Although no claims exceeding such policy limits have been paid by the Company to date, the possibility exists that claims for amounts in excess of sums available to the Company through indemnification or insurance may be asserted in the future, which could adversely affect the Company's profitability.

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

                                     PART I

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

      Self Insurance for Workers' Compensation. In August 1987, Barrett became a self-insured employer for workers' compensation coverage in Oregon. The Company subsequently obtained self-insured employer status for workers' compensation in four additional states, Maryland, Washington, Delaware and California. In addition, in May 1995, the Company was granted self-insured employer status by the U.S. Department of Labor for longshore and harbor ("USL&H") workers' compensation coverage. Effective April 16, 2001, the Company voluntarily elected to terminate its USL&H self-insured status. Regulations governing self-insured employers in each jurisdiction typically require the employer to maintain surety deposits of cash, government securities or other financial instruments to cover workers' claims in the event the employer is unable to pay for such claims.

      Through December 31, 2001, Barrett maintained excess workers' compensation insurance for single occurrences exceeding $400,000 (except for $500,000 for USL&H coverage through April 16, 2001) with statutory limits (i.e., in unlimited amounts) pursuant to annual policies with major insurance companies. The excess-insurance policies contain standard exclusions from coverage, including punitive damages, fines or penalties in connection with violation of any statute or regulation and losses covered by other insurance or indemnity provisions.

      Claims Management. As a self-insured employer, the Company's workers' compensation expense is tied directly to the incidence and severity of workplace injuries to its employees. Barrett seeks to contain its workers' compensation costs through an aggressive approach to claims management. The Company uses managed-care systems to reduce medical costs and keeps time-loss costs to a minimum by assigning injured workers, whenever possible, to short-term assignments which accommodate the workers' physical limitations. The Company believes that these assignments minimize both time actually lost from work and covered time-loss costs. Barrett has also engaged third-party administrators ("TPAs") to provide additional claims management expertise. Typical management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and attempting to negotiate early settlements to eliminate future case development and costs. Barrett also maintains a corporate-wide pre-employment drug screening program and a mandatory post-injury drug test. The program is believed to have resulted in a reduction in the frequency of fraudulent claims and in accidents in which the use of illegal drugs appears to have been a contributing factor.

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

                                     PART I

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

      As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates, and as other data becomes available, these estimates are revised, which may result in increases or decreases in existing case reserves. Barrett has engaged a nationally-recognized, independent actuary to review, at least annually, the Company's total workers' compensation claims liability and reserving practices. Based in part on such review, the Company believes its total accrued workers' compensation claims liabilities at December 31, 2001, are adequate. It is possible, however, that the Company's actual future workers' compensation obligations may exceed the amount of its accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims, and the effect, if any, of claims incurred but not reported. Refer to Part II, Item 7, "Critical Accounting Policies".

      Approximately one-fifth of the Company's total payroll exposure was in relatively high-risk industries with respect to workplace injuries, including trucking, construction and certain warehousing activities. Failure to successfully manage the severity and frequency of workers' compensation injuries results in increased workers' compensation expense and has a negative effect, which may be substantial, on the Company's operating results and financial condition. Management maintains clear guidelines for its branch managers, account managers, and loss control specialists directly tying their continued employment with the Company to their diligence in understanding and addressing the risks of accident or injury associated with the industries in which client companies operate and in monitoring the compliance by clients with workplace safety requirements. The Company has a policy of "zero tolerance" for avoidable workplace injuries.

Management Information Systems
      The Company performs all functions associated with payroll administration through its internal management information system. Each branch office performs payroll data entry

                                     PART I

functions and maintains an independent database of employees and customers, as well as payroll and invoicing records. All processing functions are centralized at Barrett's corporate headquarters in Portland, Oregon.

Employees and Employee Benefits
      At December 31, 2001, the Company had approximately 10,425 employees, including approximately 6,700 staffing services employees, approximately 3,500 PEO employees and approximately 225 managerial, sales and administrative employees. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. During 2001, less than 1% of the Company's employees were covered by a collective bargaining agreement. Each of Barrett's managerial, sales and administrative employees has entered into a standard form of employment agreement which, among other things, contains covenants not to engage in certain activities in competition with the Company for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. Barrett believes its employee relations are good.

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

Regulatory and Legislative Issues
      Business Operations. The Company is subject to the laws and regulations of the jurisdictions within which it operates, including those governing self-insured employers under the workers' compensation systems in Oregon, Washington, Maryland, Delaware and California. An Oregon PEO company, such as Barrett, is required to be licensed as a worker-leasing company by the Workers' Compensation Division of the Oregon Department of Consumer and Business Services. Temporary staffing companies are expressly exempt from the Oregon licensing requirement. Oregon PEO companies are also required to ensure that each PEO client provides adequate training and supervision for its employees to comply with statutory requirements for workplace safety and to give 30 days written notice in the event of a termination of its obligation to provide workers' compensation coverage for PEO employees and other subject employees of a PEO client. Although compliance with these requirements imposes some additional financial risk on Barrett, particularly with respect to those clients who

                                     PART I


breach their payment obligation to the Company, such compliance has not had a significant adverse impact on Barrett's business to date.

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

                                     PART I


and maintained by an employer for the exclusive  benefit of its  employees.  See
Item 7 of this report for a discussion of issues regarding qualification of the Company's employee benefit plans arising out of participation by the Company's PEO employees.

Competition
      The staffing services and PEO businesses are characterized by intense competition. The staffing services market includes competitors of all sizes, including several, such as Manpower, Inc., Kelly Services, Inc. and RemedyTemp, Inc., that are national in scope and have substantially greater financial, marketing and other resources than the Company. In addition to national companies, Barrett competes with numerous regional and local firms for both customers and employees. There are relatively few barriers to entry into the staffing services business. The principal competitive factors in the staffing services industry are price, the ability to provide qualified workers in a timely manner and the monitoring of job performance. The Company attributes its internal growth in staffing services revenues to the cost-efficiency of its operations which permits the Company to price its services competitively, and to its ability through its branch office network to understand and satisfy the needs of its customers with competent personnel.

      Although there are believed to be at least 2,000 companies currently offering PEO services in the U.S., many of these potential competitors are located in states in which the Company presently does not operate. Barrett believes that there are approximately 60 firms offering PEO services in Oregon, but the Company has the largest presence in the state. During 2001, approximately 60% and 32% of the Company's PEO revenues were earned in Oregon and California, respectively.

      The Company may face additional PEO competition in the future from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. Certain PEO companies operating in areas in which Barrett does not now, but may in the future, offer its services have greater financial and marketing resources than the Company, such as Administaff, Inc., Staff Leasing, Inc. and Paychex, Inc., among others. Competition in the PEO industry is based largely on price, although service and quality can also provide competitive advantages. Barrett believes that its past growth in PEO services revenues is attributable to its ability to provide small and mid-sized companies with the opportunity to provide enhanced benefits to their employees while reducing their overall personnel administration and workers' compensation costs. The Company's competitive advantage may be adversely affected by a substantial increase in the costs of maintaining its self-insured workers' compensation program. A general market decrease in the level of workers' compensation insurance premiums may also decrease demand for PEO services.


Item 2.  PROPERTIES

      The Company provides staffing and PEO services through all 27 of its branch offices. The following table shows the number of branch offices located in each state in which the Company operates. The Company's California and Oregon offices accounted for 42% and 40%, respectively, of its total revenues in 2001. The Company also leases office space in other locations in its market areas which it uses to recruit and place employees.

                                     PART I


                                      Number of
                                       Branch
                     State            Offices
                ------------------   -----------

                Arizona                  1
                California               9
                Idaho                    1
                Oregon                   9
                Washington               2
                Maryland                 3
                Delaware                 1
                North Carolina           1

      The Company's corporate headquarters are located in an office building in Portland, Oregon, with approximately 9,200 square feet of office space. The building is subject to a mortgage loan with a principal balance of approximately $397,000 at December 31, 2001.

      The Company also owns one other office building, in Portland,  Oregon with
approximately   7,000   square   feet  of  office   space,   which   houses  its
Portland/Bridgeport branch office.

      Barrett leases office space for its other branch offices. At December 31, 2001, such leases had expiration dates ranging from less than one year to four years, with total minimum payments through 2005 of approximately $2,254,000.


Item 3.  LEGAL PROCEEDINGS

      There were no material legal proceedings pending against the Company at December 31, 2001, or during the period beginning with that date through April 10, 2002.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2001.

                                     PART I


EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table identifies, as of February 28, 2002, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.


                                       Principal Positions and       Officer
         Name                    Age   Business Experience            Since
--------------------------------------------------------------------------------

William W. Sherertz              56    President; Chief Executive     1980
                                       Officer; Director

Michael D. Mulholland            50    Vice President-Finance and     1994
                                       Secretary; Chief Financial
                                       Officer

Gregory R. Vaughn                46    Vice President                 1998

James D. Miller                  38    Controller and Assistant       1994
                                       Secretary; Principal
                                       Accounting Officer

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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock (the "Common Stock") trades on The Nasdaq Stock Market's SmallCap(TM) tier under the symbol "BBSI." At February 28, 2002, there were 66 stockholders of record and approximately 372 beneficial owners of the Common Stock. The Company has not declared or paid any cash dividends since the closing of its initial public offering of Common Stock on June 18, 1993, and has no present plan to pay any cash dividends in the foreseeable future. The following table presents the high and low sales prices of the Common Stock for each quarterly period during the last two fiscal years, as reported by The Nasdaq Stock Market:


                                 High                  Low
                           ------------------   ------------------
2000
----
    First Quarter                    $  7.63              $  5.00
    Second Quarter                      7.50                 5.00
    Third Quarter                       6.44                 5.00
    Fourth Quarter                      5.25                 2.50

2001
----
    First Quarter                    $  4.00              $  3.38
    Second Quarter                      3.97                 3.30
    Third Quarter                       4.25                 3.05
    Fourth Quarter                      5.06                 3.04

                                    PART II

Item 6.  SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the Company's financial statements and the accompanying notes listed in Item 14 of this report.

                                                                         Year Ended December 31,
                                                  2001             2000             1999            1998             1997
                                               ------------- ---------------- --------------- ---------------  ---------------
                                                                      (In thousands, except per share data)
Statement of operations:
    Revenues:
       Staffing services                           $123,110        $ 188,500        $194,991        $165,443        $ 177,263
       Professional employer services                93,553          133,966         152,859         137,586          128,268
                                               ------------- ---------------- --------------- ---------------  ---------------
          Total                                     216,663          322,466         347,850         303,029          305,531
                                               ------------- ---------------- --------------- ---------------  ---------------
     Cost of revenues:
       Direct payroll costs                         168,022          251,015         270,049         235,265          236,307
       Payroll taxes and benefits                    17,635           27,007          28,603          25,550           27,226
       Workers' compensation                         12,971           12,639          11,702          10,190           10,584
                                               ------------- ---------------- --------------- ---------------  ---------------
          Total                                     198,628          290,661         310,354         271,005          274,117
                                               ------------- ---------------- --------------- ---------------  ---------------
    Gross margin                                     18,035           31,805          37,496          32,024           31,414
    Selling, general and administrative expense      18,737           24,583          25,957          23,012           23,573
    Merger expenses                                       -                -               -             750                -
    Depreciation and amortization                     3,277            3,192           2,461           1,785            1,770
                                               ------------- ---------------- --------------- ---------------  ---------------
    (Loss) income from operations                    (3,979)           4,030           9,078           6,477            6,071
                                               ------------- ---------------- --------------- ---------------  ---------------
       Other (expense) income:
       Interest expense                                (359)            (830)           (634)           (173)            (247)
       Interest income                                  297              341             357             441              362
       Other, net                                        45                6              32              (1)               1
                                               ------------- ---------------- --------------- ---------------  ---------------
          Total                                         (17)            (483)           (245)            267              116
                                               ------------- ---------------- --------------- ---------------  ---------------
    (Loss) income before income taxes                (3,996)           3,547           8,833           6,744            6,187
    (Benefit from) provision for income taxes        (1,574)           1,446           3,684           2,923            2,342
                                               ------------- ---------------- --------------- ---------------  ---------------
          Net (loss) income                       $  (2,422)        $  2,101        $  5,149        $  3,821         $  3,845
                                               ============= ================ =============== ===============  ===============
     Basic (loss) earnings per share              $    (.39)        $    .29        $    .68        $    .50         $    .50
                                               ============= ================ =============== ===============  ===============
    Weighted average number of basic shares
       outstanding                                    6,193            7,237           7,581           7,664            7,646
                                               ============= ================ =============== ===============  ===============
    Diluted (loss) earnings per share             $    (.39)        $    .29        $    .68        $    .50         $    .49
                                               ============= ================ =============== ===============  ===============
    Weighted average number of diluted shares
       outstanding                                    6,193            7,277           7,627           7,711            7,780
                                               ============= ================ =============== ===============  ===============

Operating cash flow                               $     855         $  5,293        $  7,610        $  5,606         $  5,615
                                               ============= ================ =============== ===============  ===============
    Operating cash flow per diluted share         $     .14         $    .73        $   1.00        $    .73         $    .72
                                               ============= ================ =============== ===============  ===============

Selected balance sheet data:
    Working capital                               $   2,658         $  3,731        $  7,688        $ 13,272         $ 10,201
    Total assets                                     52,566           60,865          70,504          52,770           50,815
    Long-term debt, net of current portion              922            2,283           5,007           1,503            1,573
    Stockholders' equity                             30,534           34,917          37,329          33,702           30,231


                                    PART II


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
      The Company's revenues consist of staffing services and professional employer organization ("PEO") services. Staffing services revenues consist of short-term staffing, contract staffing and on-site management. PEO services refer exclusively to co-employer contractual agreements with PEO clients. The Company's revenues represent all amounts invoiced to customers for direct payroll, related employment taxes, workers' compensation coverage and a service fee (equivalent to a mark-up percentage). The Company's Oregon and California offices accounted for approximately 82% of its total revenues in 2001. Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company's financial results.

      The Company's cost of revenues is comprised of direct payroll costs, payroll taxes and employee benefits and workers' compensation, which includes safety incentives. Direct payroll costs represent the gross payroll earned by employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer's portion of Social Security and Medicare taxes, federal unemployment taxes, state unemployment taxes and employee reimbursements for materials, supplies and other expenses, which are paid by the customer. Workers' compensation expense consists primarily of the costs associated with the Company's self-insured workers' compensation program, such as claims reserves, claims administration fees, legal fees, state and federal administrative agency fees and reinsurance costs for catastrophic injuries. The Company also maintains separate workers' compensation insurance policies for employees working in states where the Company is not self-insured. Safety incentives, a component of workers' compensation expense, represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers' compensation claims cost objectives.

      The largest portion of workers' compensation expense is the cost of workplace injury claims. When an injury occurs and is reported to the Company, the Company's respective independent third-party claims administrator ("TPA") analyzes the details of the injury and develops a case reserve, which is the TPA's estimate of the cost of the claim based on similar injuries and its professional judgment. The Company then records, or accrues, an expense and a corresponding liability based upon the TPA's estimates for claims reserves. As cash payments are made by the Company's TPA against specific case reserves, the accrued liability is reduced by the corresponding payment amount. The TPA also reviews existing injury claims on an on-going basis and adjusts the case reserves as new or additional information for each claim becomes available. The Company has established additional reserves to provide for future unanticipated increases in expenses ("adverse loss development") of the claims reserves for open injury claims and for claims incurred but not reported related to prior and current periods. Management believes that the Company's operational policies and internal claims reporting system minimizes the occurrence of unreported incurred claims.

      Selling, general and administrative ("SG&A") expenses represent both branch office and corporate-level operating expenses. Branch operating expenses consist primarily of branch office staff payroll and personnel related costs, advertising, rent, office supplies, depreciation and branch incentive compensation. Corporate-level operating expenses consist primarily of executive and office staff payroll and personnel related costs, professional and legal fees, travel, depreciation, occupancy costs, information systems costs and executive and corporate staff incentive bonuses.

                                    PART II

      Amortization of intangibles consists primarily of the amortization of the costs of acquisitions in excess of the fair value of net assets acquired (goodwill). The Company uses a 15-year estimate as the useful life of goodwill, as compared to the maximum 40-year life permitted by generally accepted accounting principles, and amortizes such cost using the straight-line method. Other intangible assets, such as software costs, customer lists and covenants not to compete, are amortized using the straight-line method over their estimated useful lives, which range from two to 15 years.

Critical Accounting Policies
      The Company has identified the following policies as critical to the Company's business and the understanding of its results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements in Item 14 of this Annual Report on Form 10-K. Note that the preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Self-insured workers' compensation reserves. The Company is self-insured for workers' compensation coverage in a majority of its employee work sites. Accruals for workers' compensation expense are made based upon the Company's claims experience and an independent actuarial analysis performed at least once per year, utilizing Company experience, as well as claim cost development trends and current workers' compensation industry loss information. As such, a majority of the Company's recorded expense for workers' compensation is management's best estimate. Management believes that the amount accrued is adequate to cover all known and unreported claims at December 31, 2001. However, if the actual costs of such claims and related expenses exceeds the amount estimated, additional reserves may be required, which would have a material negative effect on operating results.

      Allowance for doubtful accounts. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the customers' payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Intangible assets. The Company assesses the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management's current assessment of the carrying value of intangible assets indicates there is no impairment based upon projected future cash flows and is predicated, in part, on the Company's operating results

                                    PART II


returning to recent historical levels within the next few years. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

New Accounting Pronouncements
      For a discussion of new accounting pronouncements and their potential effect on the Company's results of operations and financial position, refer to
Note 1 in the Notes to the Financial Statements in Item 14 of this Annual Report on Form 10-K.

Forward-Looking Information
      Statements in this Item or in Item 1 of this report which are not historical in nature, including discussion of economic conditions in the Company's market areas, the potential for and effect of recent and future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the effectiveness of the Company's management information systems, the tax-qualified status of the Company's 401(k) savings plan and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, uncertainties regarding government regulation of PEOs, including the possible adoption by the IRS of an unfavorable position as to the tax-qualified status of employee benefit plans maintained by PEOs, future workers' compensation claims experience, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company's status as a qualified self-insured employer for workers' compensation coverage, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations
      The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the years ended December 31, 2001, 2000 and 1999, listed in Item 14 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company's financial statements listed in Item 14 of this report.

                                    PART II

                                                                          Percentage of Total Revenues
                                                        -------------------------------------------------------
                                                                            Years Ended December 31,
                                                        -------------------------------------------------------
                                                              2001                 2000                  1999
                                                          ------------         ------------         -------------

    Revenues:
       Staffing services                                       56.8 %               58.5 %                56.1 %

       Professional employer services                          43.2                 41.5                  43.9

                                                           ------------         ------------         -------------
          Total                                               100.0                100.0                 100.0
                                                           ------------         ------------         -------------
    Cost of revenues:
       Direct payroll costs                                    77.6                 77.8                  77.6

       Payroll taxes and benefits                               8.1                  8.4                   8.2

       Workers' compensation                                    6.0                  3.9                   3.4
                                                           ------------         ------------         -------------
                Total                                          91.7                 90.1                  89.2
                                                           ------------         ------------         -------------
    Gross margin                                                8.3                  9.9                  10.8

    Selling, general and administrative expenses                8.6                  7.6                   7.5

    Depreciation and amortization                               1.5                  1.0                   0.6
                                                           ------------         ------------         -------------
    (Loss) income from operations
                                                               (1.8)                 1.3                   2.7
    Other (expense) income
                                                                 -                  (0.2)                 (0.1)
                                                            ------------         ------------         -------------
    Pretax (loss) income                                       (1.8)                 1.1                   2.6

    (Benefit from) provision for income taxes                  (0.7)                 0.4                   1.1
                                                            ------------         ------------         -------------
          Net (loss) income                                    (1.1) %               0.7 %                 1.5 %
                                                            ============         ============         =============


Years Ended December 31, 2001 and 2000

      Net loss for the year ended December 31, 2001 was $2,422,000, a decline of $4,523,000 from net income of $2,101,000 for 2000. The decrease in net income was attributable to lower gross margin dollars primarily resulting from a 32.8% decrease in revenues coupled with a 210 basis point increase in workers' compensation expense, which represents an increase of 53.8%, as a percent of revenues, partially offset by a 23.8% reduction in SG&A expenses and a 96.5% reduction in other expense. Basic and diluted loss per share for 2001 were $.39 as compared to basic and diluted earnings per share of $.29 for 2000. Cash flow per share (defined as net (loss) income plus depreciation and amortization divided by weighted average diluted shares outstanding) for 2001 was a positive $.14 as compared to a positive $.73 for 2000.

      Revenues for 2001 totaled $216,663,000, a decrease of approximately $105,803,000 or 32.8% from 2000 revenues of $322,466,000. The decrease in total revenues was due, in part, to the continued softening of business conditions in the Company's market areas, particularly in the Company's Northern California operations, which accounted for approximately 48.6% of the decline in total revenues for 2001, to competition, as well as to management's decision to terminate the Company's relationship with certain customers who provided insufficient gross margin in relation to such risk factors as workers' compensation coverage and credit. As of the date of this filing, revenue trends continue to be negatively affected by weak overall economic conditions. The Company has recently hired several new managers throughout its operating regions, which management believes will have a positive effect on the Company's business prospects in the future.

      Staffing services revenue decreased $65,390,000 or 34.7%, while professional employer services revenue decreased $40,413,000 or 30.2%, which resulted in a decrease in the share of staffing services to 56.8% of total revenues for 2001, as compared to 58.5% for 2000. The decrease in staffing services revenue for 2001 was primarily attributable to a decrease in demand for the Company's services in the majority of areas in which the Company does business owing to general economic conditions. The share of professional employer

                                    PART II

services revenues had a corresponding increase from 41.5% of total revenues for 2000 to 43.2% for 2001. The decrease in professional employer services revenue for 2001 was primarily due to a 46.9% decline in the Company's Northern California region as a result of management's decision to discontinue its services to a few high volume, low margin customers.

      Gross margin for 2001 totaled $18,035,000, which represented a decrease of $13,770,000 or 43.3% from 2000. The gross margin percent decreased from 9.9% of revenues for 2000 to 8.3% for 2001. The decrease in the gross margin percentage was due to higher workers' compensation expenses offset in part by lower direct payroll costs and payroll taxes and benefits, as a percentage of revenues. The increase in workers' compensation expense, as a percentage of revenues, from 3.9% of revenues for 2000 to 6.0% for 2001, was primarily due to an increase in the adverse development of estimated future costs of workers' compensation claims primarily related to 1999 and 2000 injuries concentrated in the Company's California operations. The decrease in direct payroll costs, in total dollars and as a percentage of revenues, was attributable to decreases in contract staffing and on-site management, of which direct payroll costs generally represent a higher percentage of revenues, and to a lesser extent to increases in the rates the Company invoices customers for its services. The decrease in payroll taxes and benefits for 2001, in total dollars and as a percentage of revenues, was primarily attributable to lower state unemployment tax rates in various states in which the Company operates as compared to 2000. The Company expects gross margin, as a percentage of revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment, as well as the adequacy of its estimates for workers' compensation liabilities, which may be negatively affected by unanticipated adverse loss development of claims reserves.

      In connection with the Company's self-insured workers' compensation program, the Company has maintained an excess workers' compensation policy which limits the financial effect of costly workers' compensation claims. For the calendar years 2000 and 2001, such policies included a self-insured retention or deductible of $350,000 and $400,000 per occurrence, respectively. Effective January 1, 2002, the self-insured retention or deductible on the Company's excess workers' compensation policy increased to $750,000 per occurrence. Management believes that the Company obtained the most favorable terms and conditions available in the market, in view of the effect of the events of September 11, 2001, on the insurance industry and the Company's size and scope of operations. Management believes that the increased self-insured retention will not have a material adverse effect on the Company.

      SG&A expenses consist of compensation and other expenses incident to the operation of the Company's headquarters and the branch offices and the marketing of its services. SG&A expenses for 2001 amounted to $18,737,000, a decrease of $5,846,000 or 23.8% from 2000. SG&A expenses, expressed as a percentage of revenues, increased from 7.6% for 2000 to 8.6% for 2001. The decrease in total SG&A dollars was primarily due to decreases in branch management personnel and related expenses as a result of the downturn in the Company's business.

      Depreciation and amortization totaled $3,277,000 or 1.5% of revenues for 2001, which compares to $3,192,000 or 1.0% of revenues for 2000. The increased depreciation and amortization expense was primarily due to a full year of amortization in 2001 compared to ten months of amortization in 2000 arising from the March 1, 2000 implementation of the Company's management information system.

                                    PART II


      Other expense totaled $17,000 for 2001, which compares to $483,000 or 0.2% of revenues for 2000. The decrease in expense was primarily due to lower net interest expense as a result of lower debt levels and a decline in interest rates in 2001 compared to 2000.

      The Company offers various qualified employee benefit plans to its employees, including its work-site employees. These qualified employee benefit plans include a savings plan (the "401(k) plan") under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan and group disability insurance plan. Generally, qualified employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974 ("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees.

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

      A PEO company headquartered in Texas stated publicly over six years ago that the IRS National Office was being requested by the IRS Houston District to issue a Technical Advice Memorandum ("TAM") on the PEO work-site employee issue in connection with an ongoing audit of a plan of the Texas PEO company. The stated purpose of TAMs is to help IRS personnel in closing cases and to establish and maintain consistent holdings. The IRS's position is that TAMs are not precedential; that is, they are limited to the particular taxpayer involved and that taxpayer's set of facts.

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

                                    PART II


      In the event the tax exempt status of the Company's benefit plans were to be discontinued and the benefit plans were to be disqualified, such actions could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is not presently able to predict the likelihood of disqualification or the resulting range of loss, in light of the lack of public direction from the IRS or Congress.

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

                                    PART II


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

Fluctuations in Quarterly Operating Results
      The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims experience for workers' compensation, demand and competition for the Company's services and the effect of acquisitions. The Company's revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its PEO clients in the agriculture and forest products-related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. In addition, adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company's estimated workers' compensation expense.

Liquidity and Capital Resources
      The Company's cash position at December 31, 2001 of $1,142,000 increased by $626,000 from December 31, 2000, which compares to a decrease of $34,000 for the year ended December 31, 2000. The increase in cash at December 31, 2001 was primarily due to cash provided by operating activities of $5,577,000, offset in part by payments on long term debt and common stock repurchases.

      Net cash provided by operating activities for 2001 amounted to $5,577,000, as compared to $11,904,000 for 2001. For 2001, cash flow included $3,277,000 of depreciation and amortization, coupled with a decrease in accounts receivable of $6,900,000 and an increase in workers' compensation claims and safety incentive liabilities of $3,294,000, offset in part by decreases of $2,353,000 in accrued payroll and benefits and $1,233,000 in other accrued liabilities and an increase of $1,568,000 in deferred taxes.

      Net cash provided by investing activities totaled $181,000 for 2001, as compared to net cash used in investing activities of $1,738,000 for 2000. For 2001, the principal source of cash for investing activities was from net proceeds of $2,436,000 from maturities of marketable securities and $266,000 of proceeds associated with the sale of a company-owned office condominium, offset in part by $2,221,000 of net purchases of marketable securities and purchases of office equipment. For 2000, the principal use of cash for investing activities was

                                    PART II

for capital expenditures of $1,257,000 primarily related to new computer hardware and software for the Company's new management information system, which was implemented on March 1, 2000. Additionally, during 2000, the Company paid $1,122,000 representing the final contingent payment and acquisition costs related to the TSS acquisition. The Company presently has no material long-term capital commitments.

      Net cash used in financing activities for 2001 amounted to $5,132,000, which compares to $10,200,000 in 2000. For 2001, the principal use of cash for financing activities was for scheduled payments on long-term debt of $3,592,000 and common stock repurchases totaling $2,307,000, offset in part by net proceeds from the Company's revolving credit-line totaling $796,000. For 2000, the principal use of cash for financing activities was for common stock repurchases totaling $4,541,000, scheduled payments on long-term debt of $2,568,000 and net repayments on the Company's revolving credit-line totaling $2,254,000. The term loan was obtained in May 1999 to provide financing for the TSU acquisition and, at December 31, 2001, had an outstanding principal balance of $458,000.

      The Company renewed its loan agreement (the "Agreement") with its principal bank in May 2001, which provided for a secured revolving credit facility of the lesser of $13.0 million or 65 percent of trade accounts receivable and the then-unamortized balance of $1.1 million of a 3-year term loan. This Agreement, which expires July 1, 2002, also includes a subfeature for standby letters of credit in connection with certain workers' compensation surety arrangements, as to which approximately $3.9 million were outstanding as of December 31, 2001. The Company had an outstanding balance of $3.4 million on the revolving credit facility at December 31, 2001. (See Note 7 of the Notes to Financial Statements.) As a result of financial covenant violations as of December 31, 2001, the Company, subsequent to year end, obtained the bank's agreement to waive the covenant violations as of December 31, 2001. In view of management's expectations that additional covenant violations will likely occur as of March 31, 2002 and June 30, 2002, the Company is currently renegotiating certain terms of its loan agreement with its principal bank. Management believes that such negotiations will result in amendments which will not be materially adverse to the Company's future operating results. Such amendments to the terms and conditions will likely include an increase in the interest rate, monthly financial reporting and a monthly determination of an available borrowing base, as defined by eligible accounts receivable balances. Management expects that the funds anticipated to be generated from operations, together with the amended bank credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future. Although the Agreement, as amended, expires on July 1, 2002, management presently expects to renew this arrangement with its current principal bank or to obtain a new credit facility with an affiliate of the same bank on terms and conditions which will reflect the then-current credit market conditions and the Company's projected operating performance. If, however, the terms and conditions for renewal with its current principal bank or an affiliate of the bank are unacceptable to the Company, management will seek the most favorable terms available in the market. It is management's further belief that a new credit facility from alternative sources in the market will be available and that, while the financial effect of new terms and conditions may increase the Company's overall borrowing costs, such increased expenses would not be materially adverse to the Company.

                                    PART II

      In connection with the Company's ability to continue its self-insured workers' compensation program in the state of California, the Company must increase its existing surety deposit with the state, which is in the form of a letter of credit, by approximately $1,567,000 effective May 1, 2002. Refer to a discussion of risk factors above under "Forward Looking Information". Management believes that its principal bank will accommodate the Company's request to provide the increase to the existing letter of credit on a timely basis.

      During 1999, the Company's Board of Directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the Board of Directors has approved five increases in the total number of shares or dollars authorized to be repurchased under the program. The stock repurchase program had $276,000 of remaining authorization for the repurchase of additional shares at December 31, 2001. During 2001, the Company repurchased 603,600 shares at an aggregate price of $2,307,000. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances and other available resources.

Contractual Obligations
      The Company's contractual obligations as of December 31, 2001, including long-term debt, commitments for future payments under non-cancelable lease arrangements and long-term workers' compensation claims liabilities for catastrophic injuries, are summarized below:

                                                                             Payments Due by Period
                                                            ------------------------------------------------------------------------
                                                                            Less than       1 - 3          4 - 5          After
                                                              Total         1 year          years          years         5 years
                                                            ------------   ------------   ------------   ------------   ------------

    Long-term debt                                            $1,630         $  708         $  722         $  200         $    -
    Operating leases                                           2,254          1,320            934              -              -
    Long-term workers' compensation claims
       liabilities for catastrophic injuries                     665             19             67             54            525
                                                            ------------   ------------   ------------   ------------   ------------
    Total contractual cash obligations                        $4,549         $2,047         $1,723         $  254         $  525
                                                            ============   ============   ============   ============   ============



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

                                    PART II


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of December 31, 2001, the Company had interest-bearing debt obligations of approximately $5.1 million, of which approximately $3.9 million bears interest at a variable rate and approximately $1.2 million at a fixed rate of interest. The variable rate debt is comprised of approximately $3.4 million outstanding under a revolving credit facility, which bears interest at prime less 1.70%. The Company also has a secured term note due May 31, 2002 with its principal bank, which bears interest at LIBOR plus 1.35%. Based on the Company's overall interest exposure at December 31, 2001, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of December 31, 2001, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 14.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


Item 10. INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

      The information required by Item 10, Directors and Executive Officers of the Registrant, is incorporated herein by reference to the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders ("Proxy Statement"), under the headings "Election of Directors" and "Stock Ownership by Principal Stockholders and Management--Section 16(a) Beneficial Ownership Reporting Compliance" or appears under the heading "Executive Officers of the Registrant" on page 12 of this report. The information required by Item 11, Executive Compensation, is incorporated herein by reference to the Proxy Statement, under the headings "Executive Compensation" and "Election of Directors--Compensation Committee Interlocks and Insider Participation." The information required by
Item 12, Security Ownership of Certain Beneficial Owners and Management, is incorporated herein by reference to the Proxy Statement, under the heading "Stock Ownership by Principal Stockholders and Management--Beneficial Ownership Table." The information required by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Proxy Statement, under the headings "Election of Directors--Compensation Committee Interlocks and Insider Participation" and "Executive Compensation--Transactions with Management".

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Schedules
The Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP, are included on the pages indicated below:

                                                              Page
                                                              ----
Report of Independent Accountants                              F-1

Balance Sheets - December 31, 2001 and 2000                    F-2

Statements of Operations for the Years Ended December 31,
  2001, 2000 and 1999                                          F-3

Statements of Stockholders' Equity - December 31, 2001,
  2000 and 1999                                                F-4

Statements of Cash Flows for the Years Ended December 31,
  2001, 2000 and 1999                                          F-5

Notes to Financial Statements                                  F-6

No schedules are required to be filed herewith.

Reports on Form 8-K
No Current Reports on Form 8-K were filed during the quarter ended December 31, 2001.

Subsequent to the end of the year, the Company filed on April 4, 2002 a Current Report on Form 8-K dated as of April 3, 2002, to report that the Company had amended its previously announced operating results for the fourth quarter and 12 months ended December 31, 2001 due to adverse developments related to estimated future costs of workers' compensation claims and, to a lesser extent, an increased estimate for bad debt expense.

Exhibits
Exhibits are listed in the Exhibit Index that follows the Financial Statements included in this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under
Item 10.0, "Executive Compensation Plans and Arrangements and Other Management Contracts" in the Exhibit Index.

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Barrett Business Services, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Barrett Business Services, Inc. (the Company) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Portland, Oregon
April 10, 2002
                                      F-1

Barrett Business Services, Inc.
Balance Sheets
December 31, 2001 and 2000
(In Thousands, Except Par Value)

                                                                                   2001            2000
                                                                                -------------   -------------
                                ASSETS
Current assets:
    Cash and cash equivalents                                                        $1,142           $ 516
    Trade accounts receivable, net                                                   13,760          20,660
    Prepaid expenses and other                                                        1,022           1,222
    Deferred tax assets                                                               2,841           2,702
                                                                                -------------   -------------

       Total current assets                                                          18,765          25,100

Intangibles, net                                                                     18,878          20,982
Property and equipment, net                                                           6,084           7,177
Restricted marketable securities and workers' compensation deposits                   5,425           4,254
Unrestricted marketable securities                                                        -           1,386
Deferred tax assets                                                                   2,268             839
Other assets                                                                          1,146           1,127
                                                                               -------------   -------------

                                                                                    $52,566         $60,865
                                                                               =============   =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                               $   708          $2,939
    Line of credit                                                                    3,424           2,628
    Accounts payable                                                                    686           1,013
    Accrued payroll, payroll taxes and related benefits                               5,165           7,893
    Workers' compensation claims and safety incentive liabilities                     5,735           5,274
    Other accrued liabilities                                                           389           1,622
                                                                              -------------   -------------

       Total current liabilities                                                     16,107          21,369

Long-term debt, net of current portion                                                  922           2,283
Customer deposits                                                                       520             614
Long-term workers' compensation claims liabilities                                    3,515             682
Other long-term liabilities                                                             968           1,000
                                                                              -------------   -------------

                                                                                     22,032          25,948
                                                                              -------------   -------------

Commitments and contingencies (Notes 9, 10 and 15)

Stockholders' equity:
    Common stock, $.01 par value; 20,500 shares authorized, 5,847 and 6,451
       shares issued and outstanding                                                     58              64
    Additional paid-in capital                                                        3,461           5,387
    Employee loan                                                                       (29)              -
    Retained earnings                                                                27,044          29,466
                                                                              -------------    ------------

                                                                                     30,534          34,917
                                                                              -------------    ------------

                                                                                    $52,566         $60,865
                                                                              =============    ============

   The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.
Statements of Operations
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Share Amounts)


                                                              2001               2000               1999
                                                        -----------------  -----------------   ---------------
Revenues:
    Staffing services                                          $ 123,110          $ 188,500         $ 194,991
    Professional employer services                                93,553            133,966           152,859
                                                        -----------------  -----------------   ---------------

                                                                 216,663            322,466           347,850
                                                        -----------------  -----------------   ---------------

Cost of revenues:
    Direct payroll costs                                         168,022            251,015           270,049
    Payroll taxes and benefits                                    17,635             27,007            28,603
    Workers' compensation                                         12,971             12,639            11,702
                                                        -----------------  -----------------   ---------------

                                                                 198,628            290,661           310,354
                                                        -----------------  -----------------   ---------------

       Gross margin                                               18,035             31,805            37,496

Selling, general and administrative expenses                      18,737             24,583            25,957
Depreciation and amortization                                      3,277              3,192             2,461
                                                        -----------------  -----------------   ---------------

       (Loss) income from operations                              (3,979)             4,030             9,078
                                                        -----------------  -----------------   ---------------

Other (expense) income:
    Interest expense                                                (359)              (830)             (634)
    Interest income                                                  297                341               357
    Other, net                                                        45                  6                32
                                                        -----------------  -----------------   ---------------

                                                                     (17)              (483)             (245)
                                                        -----------------  -----------------   ---------------

       (Loss) income before income taxes                          (3,996)             3,547             8,833

(Benefit from) provision for income taxes                         (1,574)             1,446             3,684
                                                        -----------------  -----------------   ---------------

       Net (loss) income                                       $  (2,422)           $ 2,101           $ 5,149
                                                        =================  =================   ===============

Basic (loss) earnings per share                                $    (.39)           $   .29            $  .68
                                                        =================  =================   ===============
Weighted average number of basic shares outstanding                6,193              7,237             7,581
                                                        =================  =================   ===============
Diluted (loss) earnings per share                              $    (.39)           $   .29            $  .68
                                                        =================  =================   ===============

Weighted average number of diluted shares outstanding              6,193              7,277             7,627
                                                        =================  =================   ===============

 The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.
Statements of Stockholders' Equity
Years Ended December 31, 2001, 2000 and 1999
(In Thousands)

                                        Common Stock               Additional
                                   ---------------------------      Paid-in                           Retained
                                   Shares          Amount           Capital           Other           Earnings           Total
                                   -----------  --------------  ----------------  --------------   ---------------   ---------------

Balance, December 31, 1998              7,676           $  77          $ 11,409           $   -          $ 22,216          $ 33,702

Common stock issued on exercise of
    options                                 9               -                34               -                 -                34
Repurchase of common stock               (219)             (2)           (1,496)              -                 -            (1,498)
Payment to shareholder                      -               -               (58)              -                 -               (58)
Common stock cancelled                     (5)              -                 -               -                 -                 -
Net income                                  -               -                 -               -             5,149             5,149
                                   ------------  --------------  ----------------  --------------   ---------------   --------------

Balance, December 31, 1999              7,461              75             9,889               -            27,365            37,329

Common stock issued on exercise of
    options                                 7               -                28               -                 -                28
Repurchase of common stock             (1,017)            (11)           (4,530)              -                 -            (4,541)
Net income                                  -               -                 -               -             2,101             2,101
                                   -----------  --------------  ----------------  --------------   ---------------   ---------------

Balance, December 31, 2000              6,451              64             5,387               -            29,466            34,917

Repurchase of common stock               (604)             (6)           (2,301)              -                 -            (2,307)
Stock option compensation                   -               -                17               -                 -                17
Reclassification of accrued stock
    option compensation to equity           -               -               358               -                 -               358
Employee loan                               -               -                 -             (29)                -               (29)
Net loss                                    -               -                 -               -            (2,422)           (2,422)
                                   ------------  --------------  ----------------  --------------   ---------------   --------------

Balance, December 31, 2001              5,847           $  58           $ 3,461         $   (29)         $ 27,044          $ 30,534
                                   ============  ==============  ================  ==============   ===============   ==============

   The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.
Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999
(In Thousands)


                                                                                  2001          2000          1999
                                                                               ------------  ------------  ------------
Cash flows from operating activities:
    Net (loss) income                                                            $ (2,422)       $ 2,101       $ 5,149
    Reconciliations of net income to net cash provided by operating activities:
       Depreciation and amortization                                                3,277          3,192         2,461
       Gain on sale of property                                                       (46)             -             -
       Deferred taxes                                                              (1,568)        (1,171)          156
       Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
            Trade accounts receivable, net                                          6,900          9,556        (5,568)
            Prepaid expenses and other                                                200             (3)          (57)
            Income taxes payable                                                        -              -          (438)
            Accounts payable                                                         (327)          (343)          261
            Accrued payroll, payroll taxes and related benefits                    (2,353)        (3,544)        2,030
            Other accrued liabilities                                              (1,233)         1,209          (153)
            Workers' compensation claims and safety incentive liabilities           3,294          1,038          (198)
            Customer deposits and other assets, net                                  (113)          (432)         (286)
            Other long-term liabilities                                               (32)           301           301
                                                                               ------------  ------------  ------------
       Net cash provided by operating activities                                    5,577         11,904         3,658
                                                                               ------------  ------------  ------------

Cash flows from investing activities:
    Cash paid for acquisitions, including other direct costs                          (31)        (1,122)      (13,157)
    Proceeds from sale of property                                                    266              -             -
    Purchase of equipment, net of amounts purchased in
       acquisitions                                                                  (269)        (1,257)       (2,024)
    Proceeds from maturities of marketable securities                               2,436          1,329         2,415
    Purchase of marketable securities                                              (2,221)          (688)       (2,671)
                                                                               ------------  ------------  ------------

       Net cash provided by (used in) investing activities                            181         (1,738)      (15,437)
                                                                               ------------  ------------  ------------

Cash flows from financing activities:
    Payment of credit line assumed in acquisition                                       -              -        (1,113)
    Net proceeds (payments on) from credit-line borrowings                            796         (2,254)        4,882
    Proceeds from issuance of long-term debt                                            -              -         8,000
    Payments on long-term debt                                                     (3,592)        (2,568)       (1,947)
    Payment of notes payable                                                            -           (865)            -
    Payment to shareholder                                                              -              -           (58)
    Loan to employee                                                                  (29)             -             -
    Repurchase of common stock                                                     (2,307)        (4,541)       (1,498)
    Proceeds from the exercise of stock options                                         -             28            34
                                                                               ------------  ------------  ------------

       Net cash (used in) provided by financing activities                         (5,132)       (10,200)        8,300
                                                                               ------------  ------------  ------------

       Net  increase (decrease) in cash and cash equivalents                          626            (34)       (3,479)

Cash and cash equivalents, beginning of year                                          516            550         4,029
                                                                               ------------  ------------  ------------

Cash and cash equivalents, end of year                                             $1,142         $  516        $  550
                                                                               ============  ============  ============

Supplemental schedule of noncash activities:
    Acquisition of other businesses:
       Cost of acquisitions in excess of fair market value of net assets
          acquired                                                                 $   31         $1,122      $ 12,304
       Tangible assets acquired                                                         -              -         3,364
       Liabilities assumed                                                              -              -         1,646
       Note payable issued in connection with acquisition                               -              -           865

 The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.
Notes to Financial Statements


1.   Summary of Operations and Significant Accounting Policies

     Nature of operations
     Barrett Business Services, Inc. ("Barrett" or the "Company"), a Maryland corporation, is engaged in providing staffing and professional employer services to a diversified group of customers through a network of branch offices throughout Oregon, Washington, Idaho, California, Arizona, Maryland, Delaware, North Carolina and South Carolina. Approximately 82%, 81% and 79%, respectively, of the Company's revenues during 2001, 2000 and 1999 were attributable to its Oregon and California operations.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company was required to adopt the provisions of SAB 101 no later than December 31, 2000. The adoption of SAB 101 had no effect on the Company's financial statements.

     Cash and cash equivalents
     The Company considers non-restricted short-term investments, which are highly liquid, readily convertible into cash, and have original maturities of less than three months, to be cash equivalents for purposes of the statements of cash flows.

     Allowance for doubtful accounts
     The Company had an allowance for doubtful accounts of $410,000 and $528,000 at December 31, 2001 and 2000, respectively.

     Marketable securities
     At December 31, 2001 and 2000, marketable securities consisted primarily of governmental debt instruments with maturities generally from 90 days to 27 years (see Note 6). Marketable securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of marketable securities are included in other (expense) income on the Company's statements of operations.

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

     The Company reviews for asset impairment when events or changes in circumstances indicate that the carrying amount of intangible assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from the intangible assets. If the estimated net cash flows are less than the carrying amount of the intangible asset, the Company recognizes an impairment loss in an amount necessary to write down the intangible asset to a fair value as determined from expected future discounted cash flows. No write-down for impairment loss was recorded for the years ended December 31, 2001, 2000 and 1999.

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

     Statements of cash flows
     Interest paid during 2001, 2000 and 1999 did not materially differ from interest expense.

     Income taxes paid by the Company in 2000 and 1999 totaled $2,331,000 and $4,181,000, respectively. The Company paid no income taxes in 2001.

     Net income per share
     Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options.

     Reclassifications
     Certain prior year amounts have been reclassified to conform with the 2001 presentation. Such reclassifications had no impact on gross margin or net income.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


1.   Summary of Operations and Significant Accounting Policies (Continued)

     Accounting estimates
     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from such estimates.

     Recent accounting pronouncements
     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Intangible Assets." The Company's adoption date for SFAS 141 was immediate the adoption date for SFAS 142 is January 1, 2002. With respect to SFAS 142, the Company will perform a goodwill impairment test as of the adoption date, as required. Thereafter, the Company will perform a goodwill impairment test annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company has not yet determined what the impact from SFAS 142 will be on its results of operations and financial position, if any. Effective January 1, 2002, amortization of goodwill, including goodwill recorded in connection with prior business combinations, will cease.

     In July 2001, the FASB issued Statement of Financial Accounting Standard No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations". SFAS 143 is effective for fiscal years beginning after June 15, 2002, although earlier application is encouraged. SFAS 143 relates to the recognition in financial statements of legal obligations associated with the retirement of fixed assets. Management does not believe that the Company has any assets that require the accrual of a retirement obligation.

     In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 is effective for fiscal years beginning after December 15, 2001, and supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. Earlier application is permitted. Management does not believe the adoption of this statement will have a material effect on the Company's results of operations or its financial position.


2.   Business Combinations

     Temporary Staffing Systems, Inc.
     Effective January 1, 1999, the Company acquired all of the outstanding common stock of Temporary Staffing Systems, Inc. ("TSS"), a staffing services company with eight offices in North Carolina and one in South Carolina. The Company paid $2,000,000 in cash and agreed to make an additional payment contingent upon a minimum equity requirement for 1998 and certain financial performance criteria for 1999. The Company also paid $50,000 in cash for a noncompete agreement with the selling shareholder. During 2000, as a result of

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


2.   Business Combinations (Continued)

     Temporary Staffing Systems, Inc. (Continued)
     the aforementioned minimum equity requirement and certain financial performance criteria, the Company paid additional consideration aggregating $960,000. TSS's revenues for the fiscal year ended March 29, 1998 were approximately $12.9 million (audited). The transaction was accounted for under the purchase method of accounting. The effect of this transaction resulted in the recording of $1,255,000 of tangible assets, $393,000 of existing intangible assets, the assumption of $1,646,000 of liabilities and the recognition of an additional $3,252,000 of intangible assets, which includes $86,000 for acquisition-related costs.

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

     Temporary Skills Unlimited, Inc.
     Effective May 31, 1999, the Company acquired certain assets of Temporary Skills Unlimited, Inc., dba TSU Staffing ("TSU"), a staffing services company with nine offices in northern California. The Company paid $9,558,000 in cash and issued a note for $864,500, due one year from the date of acquisition. The Company also paid $100,000 for noncompete agreements. TSU's revenues for the year ended December 27, 1998 were approximately $25.0 million (audited). The transaction was accounted for under the purchase method of accounting, which resulted in $8,622,000 of intangible assets, including $184,000 for acquisition-related costs, $1,797,000 of accounts receivable and $287,000 of fixed assets.


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

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


3. Fair Value of Financial Instruments and Concentration of Credit Risk (Continued)

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments, marketable securities and trade accounts receivable. The Company restricts investment of temporary cash investments and marketable securities to financial institutions with high credit ratings and to investments in governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. At December 31, 2001, the Company had significant concentrations of credit risk as follows:

     - Marketable securities - $1,988,000 of marketable securities at December 31, 2001 consisted of Oregon State Housing & Community Service Bonds.

     - Trade receivables - $1,120,000 of trade receivables were with two customers at December 31, 2001 (8% of trade receivables outstanding at December 31, 2001).



4.   Intangibles

     Intangibles consist of the following (in thousands):

                                                                                      December 31,
                                                                           --------------------------------
                                                                               2001             2000
                                                                           ---------------  ---------------

          Covenants not to compete                                               $ 3,709          $ 3,709
          Goodwill                                                                26,828           26,796
          Customer lists                                                             358              358
                                                                           ---------------  ---------------

                                                                                  30,895           30,863
          Less accumulated amortization                                           12,017            9,881
                                                                           ---------------  ---------------

                                                                                 $18,878          $20,982
                                                                           ===============  ===============

                                      F-10

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

5.   Property and Equipment

     Property and equipment consist of the following (in thousands):

                                                                                     December 31,
                                                                           --------------------------------
                                                                                2001             2000
                                                                           ---------------  ---------------

          Office furniture and fixtures                                      $ 4,563          $ 4,465
          Computer hardware and software                                       4,534            4,451
          Buildings                                                            1,239            1,474
                                                                           ---------------  ---------------

                                                                              10,336           10,390

          Less accumulated depreciation                                        4,560            3,521
                                                                           ---------------  ---------------

                                                                               5,776            6,869

          Land                                                                   308              308
                                                                           ---------------  ---------------

                                                                             $ 6,084          $ 7,177
                                                                           ===============  ===============

6.   Workers' Compensation Claims and Safety Incentive Liabilities

     The Company is a self-insured employer with respect to workers' compensation coverage for all its employees working in Oregon, Maryland, Delaware and California. In the state of Washington, state law allows only the Company's staffing services and management employees to be covered under the Company's self-insured workers' compensation program. The Company also was self-insured for workers' compensation purposes, as granted by the United States Department of Labor, for longshore and harbor workers' coverage through April 16, 2001.

     The Company has provided a total of $9,250,000 and $5,956,000 at December 31, 2001 and 2000, respectively, as an estimated liability for unsettled workers' compensation claims and safety incentive liabilities. The estimated liability for unsettled workers' compensation claims represents management's best estimate, which includes, in part, an evaluation of information provided by the Company's third-party administrators for workers' compensation claims and its independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. The estimated liability for safety incentives represents management's best estimate for future amounts owed to PEO client companies as a result of maintaining workers' compensation claims costs below certain agreed-upon amounts, which are based on a percentage of payroll. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. The Company believes that the difference between amounts recorded for its estimated liabilities and the possible range of costs to settle related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to results of operations.

     Liabilities incurred for work-related employee fatalities are recorded either at an agreed lump-sum settlement amount or the net present value of future fixed and determinable

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


6.   Workers' Compensation Claims and Safety Incentive Liabilities (Continued)

     payments over the actuarially determined remaining life of the beneficiary, discounted at a rate that approximates a long-term, high-quality corporate bond rate. During 2001, the Company maintained excess workers' compensation insurance to limit its self-insurance exposure to $400,000 per occurrence in all states. The excess insurance provided unlimited coverage above the aforementioned exposures.

     At December 31, 2001, the Company's long-term workers' compensation claims liabilities in the accompanying balance sheet included $665,000 for work-related catastrophic injuries and fatalities. The aggregate undiscounted pay-out amount related to the catastrophic injuries and fatalities is $1,444,000. The actuarially determined pay-out periods to the beneficiaries range from 5 to 40 years. As a result, the five-year cash requirements related to these claims are immaterial.

     The states of Oregon, Maryland, Washington, Delaware, California and the United States Department of Labor require the Company to maintain specified investment balances or other financial instruments, totaling $7,418,000 at December 31, 2001 and $6,241,000 at December 31, 2000, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 2001, the Company has provided standby letters of credit in the amount of $3,218,000 and surety bonds totaling $1,207,000. The investments are included in restricted marketable securities and workers' compensation deposits in the accompanying balance sheets.


7.   Credit Facility

     Effective May 31, 2001, the Company renewed its loan agreement (the "Agreement") with its principal bank, which provided for (a) a revolving credit facility for working capital purposes and standby letters of credit up to the lesser of (i) $13,000,000 or (ii) 65 percent of total trade accounts receivable at the end of any fiscal quarter, and a security interest in all trade accounts receivable, (b) a term real estate loan (Note 8) and (c) a three-year term loan (Note 8) with a remaining term of one year and a then-outstanding balance of $1.1 million. The Agreement expires on July 1, 2002. The interest rate on outstanding balances under the revolving credit facility at December 31, 2001 was prime rate less 1.70%. The interest rate options available under the three-year term loan include (i) prime rate or (ii) LIBOR plus 1.35%. Terms and conditions of the Agreement include, among others, certain restrictive quarterly financial covenants relating to the Company's current ratio, a ratio of borrowed funds to EBITDA (earnings before interest, taxes, depreciation and amortization) and an EBITDA coverage ratio. Additionally, in connection with the loan agreement renewal, the three-year term loan related to the Company's 1999 acquisition of TSU was restructured whereby approximately $1,600,000 of the outstanding principal balance transferred to the revolving credit facility. The term loan was then collateralized by the Company's previously unrestricted marketable securities with a par value of $1,275,000 at December 31, 2001. In addition, the monthly debt service on the term loan was reduced from $222,222 per month to $91,667 per month. The maturity date of the term loan, May 31, 2002, remained unchanged.

     As a result of financial covenant violations as of December 31, 2001, the Company, subsequent to year end, obtained the bank's agreement to waive the covenant violations.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

7.   Credit Facility (Continued)

     During the year ended December 31, 2001, the maximum balance outstanding under the revolving credit facility was $6,254,000, the average balance outstanding was $3,094,000, and the weighted average interest rate during the period was 5.4%. The weighted average interest rate during 2001 was calculated using daily weighted averages.


8.   Long-Term Debt

     Long-term debt consists of the following:

                                                                                                  December 31,
                                                                                           ----------------------------
                                                                                               2001            2000
                                                                                           ----------------------------
                                                                                                  (in thousands)
       Term loan payable in monthly installments of $91,667 plus interest
          at LIBOR plus 1.35% through 2002 (Note 7)                                          $ 458           $4,000
       Note payable in annual installments of $200,000 for years 2002, 2005 and
          2006 and $87,500 for years 2003 and 2004, plus simple interest at 5.00%
          per annum through 2006                                                               775              775
       Mortgage note payable in monthly installments of $6,408, including interest at 7.40% per annum through 2003, with a principal payment
          of $325,000 due in 2003, secured by land and building (Note 7)                       397              442
       Note payable, assumed in acquisition, payable in monthly installments of
          $5,116, including interest at 8.25% per annum through 2001                             -                5
                                                                                           ------------   -------------

                                                                                             1,630            5,222

       Less portion due within one year                                                        708            2,939
                                                                                           ------------   -------------
                                                                                             $ 922           $2,283
                                                                                           ============   =============

    Maturities on long-term debt are summarized as follows at December 31, 2001 (in thousands):



                       Year ending
                       December 31,
                  ----------------------

                         2002                 $    708
                         2003                      434
                         2004                       88
                         2005                      200
                         2006                      200
                                          ----------------

                                              $  1,630
                                          ================

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


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

     Participants' interests in Company contributions to the plan vest over a seven-year period. Company contributions to the plan, before participants' forfeitures, were $102,000 and $125,000 for the years ended December 31, 2000 and 1999, respectively. No discretionary company contribution was made to the plan for the year ended December 31, 2001.

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


10.  Commitments

     Lease commitments
     The Company leases its offices under operating lease agreements that require minimum annual payments as follows (in thousands):


                            Year ending
                             December 31,
                         ---------------------

                               2002                  $ 1,320
                               2003                      614
                               2004                      238
                               2005                       82
                                             ----------------

                                                     $ 2,254
                                             ================

     Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $1,811,000, $1,871,000 and $1,780,000, respectively.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


11.  Related Party Transactions

     During 2001, the Company recorded revenues of $26,000 and cost of revenues of $25,000 for providing services to a company owned by Barrett's President and Chief Executive Officer, Mr. Sherertz. At December 31, 2001, Barrett had trade receivables from this company of $19,000, all of which were current.

     During 2001, pursuant to the approval of all disinterested outside directors, the Company agreed to loan Mr. Sherertz up to $60,000 between December 2001 and June 2002 to assist Mr. Sherertz in meeting his debt service obligations of interest only on a personal loan from the Company's principal bank, which is secured by his holdings of Company stock. The Company's note receivable from Mr. Sherertz bears interest at prime less 1.50%, which is the same rate as Mr. Sherertz's personal loan from the bank. As of December 31, 2001, the note receivable from Mr. Sherertz totaled approximately $29,000 and is shown as contra equity in the Statements of Stockholders' Equity.

     During 2001, pursuant to the approval of all disinterested outside directors, the Company entered into a split dollar life insurance agreement with Mr. Sherertz's personal trust. Terms of the agreement provide that upon Mr. Sherertz's death, the Company will recoup from his trust all insurance premiums paid by the Company. During 2001, the Company paid life insurance premiums of approximately $56,000. In addition, the Company paid Mr. Sherertz a cash bonus of approximately $39,000 in connection with his personal expenses related to the split dollar life insurance plan.


12.  Income Taxes

     The (benefit from) provisions for income taxes are as follows (in thousands):

                                                                 Year ended December 31,
                                                       2001               2000                1999
                                                 ----------------   ----------------    ---------------
          Current:
            Federal                                   $      24            $ 2,019            $ 2,796
            State                                             2                598                732
                                                 ----------------   ----------------    --------------
                                                             26              2,617              3,528
                                                 ----------------   ----------------    --------------
          Deferred:
            Federal                                      (1,356)              (965)               135
            State                                          (244)              (206)                21
                                                ----------------   ----------------    ---------------
                                                         (1,600)            (1,171)               156
                                                ----------------   ----------------    ---------------

               Total (benefit) provision              $  (1,574)           $ 1,446            $ 3,684
                                                ================   ================    ===============


Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

12.  Income Taxes (Continued)

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                                                      2001               2000
                                                                                 ----------------   ----------------

          Gross deferred tax assets:
            Workers' compensation claims and safety incentive liabilities                $ 3,517            $ 2,206
            Allowance for doubtful accounts                                                  159                205
            Amortization of intangibles                                                      634                519
            Deferred compensation                                                            447                408
            Net operating losses and tax credits                                             146                 46
            Other                                                                            303                243
                                                                                 ----------------   ----------------
                                                                                           5,206              3,627
          Gross deferred tax liabilities:
            Tax depreciation in excess of book depreciation                                 (97)               (86)
                                                                                 ----------------   ----------------

            Net deferred tax assets                                                      $ 5,109            $ 3,541
                                                                                 ================   ================

     The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

                                                                          Year ended December 31,
                                                                2001               2000                1999
                                                           ----------------   ----------------    ---------------

          Statutory federal tax rate                            (34.0) %             34.0 %             34.0 %
          State taxes, net of federal benefit                    (4.0)                7.2                5.6
          Nondeductible expenses                                                      1.6                0.8
                                                                    -
          Nondeductible amortization of intangibles               2.2                 5.0                1.9
          Federal tax-exempt interest income                     (1.8)               (2.3)              (0.9)
          Federal tax credits                                    (2.0)               (4.0)              (1.4)
          Other, net                                              0.2                (0.7)               1.7
                                                           ----------------   ----------------    ---------------

                                                                (39.4) %             40.8 %             41.7 %
                                                           ================   ================    ===============

     At December 31, 2001, the Company had $88,000 and $34,000 of unused U.S. federal Work Opportunity Tax Credits and Welfare to Work Tax Credits, respectively. These credits may be carried back one year and carried forward until expiration in 2021. Additionally, the Company had unused U.S. federal Alternative Minimum Tax Credits of $24,000 which may be carried forward without expiration.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

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

     In addition, certain of the Company's zone and branch management employees have elected to receive a portion of their quarterly cash bonus in the form of nonqualified deferred compensation stock options. Such options are awarded at a sixty percent discount from the then-fair market value of the Company's stock and are fully vested and immediately exercisable upon grant. During 2001, the Company awarded deferred compensation stock options for 7,811 shares at an average exercise price of $1.45 per share. During 2000, the Company awarded deferred compensation stock options for 25,466 shares at an average exercise price of $2.22 per share. During 1999, the Company awarded deferred compensation stock options for 38,613 shares at an average exercise price of $3.11 per share. In accordance with Accounting Principles Board ("APB") Opinion No. 25, the Company recognized compensation expense of $17,000, $85,000 and $180,000 for the years ended December 31, 2001, 2000 and 1999, respectively, in connection with the issuance of these discounted options.

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

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

13.  Stock Incentive Plan (Continued)

     A summary of the status of the Company's stock options at December 31, 2001, 2000 and 1999, together with changes during the periods then ended, are presented below:

                                                                             Weighted
                                                            Number            average
                                                              of             exercise
                                                            options            price
                                                        ----------------  ----------------

        Outstanding at December 31, 1998                        785,295        $ 12.15

        Options granted at market price                         152,971           8.79
        Options granted below market price                       38,613           3.11
        Options exercised                                        (9,059)          3.74
        Options canceled or expired                             (74,102)         13.60
                                                        ----------------

        Outstanding at December 31, 1999                        893,718          11.16

        Options granted at market price                         171,056           6.57
        Options granted below market price                       25,466           2.22
        Options exercised                                        (7,000)          4.01
        Options canceled or expired                            (127,578)          9.03
                                                        ----------------

        Outstanding at December 31, 2000                        955,662          10.44

        Options granted at market price                          99,562           3.74
        Options granted below market price                        7,811           1.45
        Options exercised                                             -              -
        Options voluntarily surrendered                        (797,229)         11.53
        Options canceled or expired                             (13,600)          8.72
                                                        ----------------

        Outstanding at December 31, 2001                        252,206
                                                        ================

        Available for grant at December 31, 2001              1,073,360
                                                        ================

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation expense has been recognized for its stock option grants issued at market price because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. If comp-ensation expense for the Company's stock-based compensation plan had been determined based on the fair market value at the grant date for awards under the Plan consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net (loss) income and (loss) earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                       2001            2000            1999
                                                                   --------------  -------------   -------------
       (in thousands, except per share amounts)
       Net (loss) income, as reported                                  $ (2,422)         $2,101          $5,149
       Net (loss) income, pro forma                                      (2,659)          1,332           4,265
       Basic (loss) earnings per share, as reported                        (.39)            .29             .68
       Basic (loss) earnings per share, pro forma                          (.43)            .18             .56
       Diluted (loss) earnings per share, as reported                      (.39)            .29             .68
       Diluted (loss) earnings per share, pro forma                        (.43)            .18             .56


Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

13.  Stock Incentive Plan (Continued)

     The effects of applying SFAS No. 123 for providing pro forma disclosures for 2001, 2000 and 1999 are not likely to be representative of the effects on reported net income for future years, because options vest over several years and additional awards generally are made each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2001, 2000 and 1999:

                                                           2001            2000            1999
                                                       --------------  -------------   -------------
       Expected volatility                                       56%            50%             46%
       Risk free rate of return                                4.59%          6.20%           5.75%
       Expected dividend yield                                    0%             0%              0%
       Expected life (years)                                     5.0            7.0             7.0

     Total fair value of options granted at market price was computed to be $197,000, $674,000 and $769,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Total fair value of options granted at 60% below market price was computed to be approximately $21,000, $111,000 and $232,000 for the years ended December 31, 2001, 2000 and 1999 respectively. The weighted average value of all options granted in 2001, 2000 and 1999 was $2.03, $3.94 and $5.22, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2001:

                              Options outstanding                                                      Options exercisable
-----------------------------------------------------------------------------------------   ----------------------------------------
                                                                           Weighted-
                                                        Weighted-           average             Exercisable            Weighted-
                                                         average           remaining                 at                 average
                                      Number             exercise         contractual           December 31,            exercise
    Exercise price range            of shares             price           life (years)              2001                 price
------------------------------   -----------------   -----------------  -----------------   ---------------------   ----------------
$     1.45     -  $   5.91             236,106             $  3.63           7.9                  122,294            $   3.28
      7.06     -     17.75              16,100               12.23           5.4                   13,050               12.91
                                 -----------------                                          ---------------------
                                       252,206                                                    135,344
                                 =================                                          =====================

     At December 31, 2001, 2000 and 1999,  135,344,  619,009 and 509,834 options were exercisable at weighted average exercise prices of $4.21, $11.33 and $11.56, respectively.


14.  Stock Repurchase Program

     During 1999, the Company's Board of Directors authorized a stock repurchase program to purchase common shares from time to time in open market purchases. Since inception, the Board has approved five increases in the total number of shares or dollars authorized to be repurchased under the program. The repurchase program currently allows for $276,000 to

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

14.  Stock Repurchase Program (Continued)

     be used for the repurchase of additional shares as of December 31, 2001. During 2001, the Company repurchased 603,600 shares at an aggregate price of $2,307,000. During 2000, the Company repurchased 1,017,300 shares at an aggregate price of $4,541,000. During 1999, the Company repurchased 219,000 shares at an aggregate price of $1,498,000.


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

16. Quarterly Financial Information (Unaudited)


          (in thousands, except per share amounts and market price per share)

                                                    First             Second             Third             Fourth
                                                   Quarter            Quarter           Quarter           Quarter
                                                   ------------   ----------------  ----------------   ---------------
          Year ended December 31, 1999
            Revenues                                  $ 71,015           $ 84,707          $ 95,875          $ 96,253
            Cost of revenues                            63,700             75,565            84,927            86,159
            Net income                                     740              1,216             1,835             1,359
            Basic earnings per share                       .10                .16               .24               .18
            Diluted earnings per share                     .10                .16               .24               .18
            Common stock market prices:
               High                                   $   9.06           $   9.25          $  10.25          $   8.38
               Low                                        5.25               5.88              7.75              5.50

          Year ended December 31, 2000
            Revenues                                  $ 87,122           $ 86,502          $ 80,744          $ 68,098
            Cost of revenues                            78,519             77,724            72,830            61,588
            Net income                                     744                794               500                63
            Basic earnings per share                       .10                .11               .07               .01
            Diluted earnings per share                     .10                .11               .07               .01
            Common stock market prices:
               High                                   $   7.63           $   7.50          $   6.44          $   5.25
               Low                                        5.00               5.00              5.00              2.50

          Year ended December 31, 2001
            Revenues                                  $ 55,153           $ 52,551          $ 58,282          $ 50,677
            Cost of revenues                            49,811             47,373            52,308            49,136
            Net (loss) income                             (211)              (184)              242            (2,269)
            Basic (loss) earnings per share               (.03)              (.03)              .04              (.38)
            Diluted (loss) earnings per share             (.03)              (.03)              .04              (.38)
            Common stock market prices:
               High                                   $   4.00           $   3.97          $   4.25          $   5.06
               Low                                        3.38               3.30              3.05              3.04


                                    PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date:  April 10, 2002                           By:  /s/ Michael D. Mulholland
                                                     ---------------------------
                                                     Michael D. Mulholland
                                                     Vice President-Finance
                                                     and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of April, 2002.

Principal Executive Officer and Director:

* WILLIAM W. SHERERTZ                             President and Chief
                                                  Executive Officer and Director

Principal Financial Officer:

/s/ Michael D. Mulholland                         Vice President-Finance and
-------------------------------------             Secretary
Michael D. Mulholland

Principal Accounting Officer:

/s/ James D. Miller                               Controller and
-------------------------------------             Assistant Secretary
James D. Miller

Other Directors:

* THOMAS J. CARLEY                                Director

* JAMES B. HICKS                                  Director

* ANTHONY MEEKER                                  Director

* By  /s/ Michael D. Mulholland
      -------------------------------
      Michael D. Mulholland
      Attorney-in-Fact

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

4.2 Amendment, dated March 12, 2001, to Loan Agreement between the Registrant and Wells Fargo Bank, N.A., dated May 31, 2000. Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

4.3 Amendment, dated May 31, 2001, to Loan Agreement between the Registrant and Wells Fargo Bank, N.A., dated May 31, 2000, Revolving Line of Credit
      Note in the amount of $13,000,000 dated May 31, 2001, and related loan documents. Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.4 Amendment, dated December 19, 2001, to Loan Agreement between Registrant and Wells Fargo Bank, N.A., dated May 31, 2000.

      The Registrant has incurred other long-term indebtedness as to which the amount involved is less than 10 percent of the Registrant's total assets. The Registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10.0  Executive   Compensation  Plans  and  Arrangements  and  Other  Management
      Contracts.

10.1  Second Amended and Restated 1993 Stock Incentive Plan of the Registrant.

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

10.5  Promissory note of William W. Sherertz dated December 10, 2001.

11    Statement of calculation of Basic and Diluted shares outstanding.

23    Consent of PricewaterhouseCoopers LLP, independent accountants.

24    Power of attorney of certain officers and directors.