Form 10-Q
period 2002-03-31
BARRETT BUSINESS SERVICES INC
filed 2002-05-15
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002
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

                  Yes [ X ]                 No [   ]

Number of shares of Common Stock, $.01 par value, outstanding at April 30, 2002 was 5,809,098 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

Part I - Financial Information                                              Page
                                                                            ----

   Item 1.    Financial Statements

              Balance Sheets - March 31, 2002 and
              December 31, 2001................................................3

              Statements of Operations - Three Months
              Ended March 31, 2002 and 2001....................................4

              Statements of Cash Flows - Three Months
              Ended March 31, 2002 and 2001....................................5

              Notes to Financial Statements....................................6

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations......................................................10

   Item 3.    Quantitative and Qualitative Disclosure About
              Market Risk.....................................................15


Part II - Other Information

   Item 6.    Exhibits and Reports on Form 8-K................................16


Signatures        ............................................................17


Exhibit Index     ............................................................18

                         Part I - Financial Information

Item 1.       Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                 March 31,         December 31,
                                                                                    2002                2001
                                                                              ------------------  -----------------
    ASSETS
Current assets:
    Cash and cash equivalents                                                          $    516          $   1,142
    Trade accounts receivable, net                                                       12,908             13,760
    Prepaid expenses and other                                                            1,883              1,022
    Deferred tax assets                                                                   2,882              2,841
                                                                              ------------------  -----------------
      Total current assets                                                               18,189             18,765

Goodwill, net                                                                            18,749             18,749
Intangibles, net                                                                             96                129
Property and equipment, net                                                               5,834              6,084
Restricted marketable securities and workers' compensation deposits                       5,091              5,425
Deferred tax assets                                                                       2,217              2,268
Other assets                                                                              1,158              1,146
                                                                              ------------------  -----------------
                                                                                       $ 51,334           $ 52,566
                                                                              ==================  =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                  $    413           $    708
    Line of credit                                                                        2,611              3,424
    Accounts payable                                                                        562                686
    Accrued payroll, payroll taxes and related benefits                                   6,088              5,165
    Workers' compensation claims and safety incentive liabilities                         4,725              5,735
    Other accrued liabilities                                                             1,226                389
                                                                              ------------------  -----------------
      Total current liabilities                                                          15,625             16,107

Long-term debt, net of current portion                                                      822                922
Customer deposits                                                                           473                520
Long-term workers' compensation claims liabilities                                        3,510              3,515
Other long-term liabilities                                                                 968                968
                                                                              ------------------  -----------------
                                                                                         21,398             22,032
                                                                              ------------------  -----------------
Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value; 20,500 shares authorized, 5,813
      and 5,847 shares issued and outstanding                                                58                 58
    Additional paid-in capital                                                            3,302              3,461
    Employee loan                                                                           (51)               (29)
    Retained earnings                                                                    26,627             27,044
                                                                              ------------------  -----------------
                                                                                         29,936             30,534
                                                                              ------------------  -----------------
                                                                                       $ 51,334           $ 52,566
                                                                              ------------------  -----------------

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     ------------------------------------
                                                                                           2002               2001
                                                                                     -----------------  -----------------
Revenues:
    Staffing services                                                                       $  22,570          $  31,272
    Professional employer services                                                             18,395             23,881
                                                                                     -----------------  -----------------

                                                                                               40,965             55,153
                                                                                     -----------------  -----------------

Cost of revenues:
    Direct payroll costs                                                                       31,861             42,760
    Payroll taxes and benefits                                                                  3,692              4,874
    Workers' compensation                                                                       1,625              2,177
                                                                                     -----------------  -----------------

                                                                                               37,178             49,811
                                                                                     -----------------  -----------------

      Gross margin                                                                              3,787              5,342

Selling, general and administrative expenses                                                    4,199              4,876
Depreciation and amortization                                                                     312                829
                                                                                     -----------------  -----------------

      Loss from operations                                                                       (724)              (363)
                                                                                     -----------------  -----------------

Other (expense) income:
    Interest expense                                                                              (46)              (121)
    Interest income                                                                                62                 81
    Other, net                                                                                     (5)                47
                                                                                     -----------------  -----------------

                                                                                                   11                  7
                                                                                     -----------------  -----------------

Loss before benefit from income taxes                                                            (713)              (356)
Benefit from income taxes                                                                        (296)              (145)
                                                                                     -----------------  -----------------

      Net loss                                                                              $    (417)         $    (211)
                                                                                     =================  =================

Basic loss per share                                                                        $    (.07)         $    (.03)
                                                                                     =================  =================

Weighted average number of basic shares outstanding                                             5,821              6,400
                                                                                     =================  =================

Diluted loss per share                                                                      $    (.07)         $    (.03)
                                                                                     =================  =================

Weighted average number of diluted shares outstanding                                           5,821              6,400
                                                                                     =================  =================

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   ---------------------------------
                                                                                         2002             2001
                                                                                   ---------------- ----------------
Cash flows from operating activities:
    Net loss                                                                              $   (417)        $   (211)
    Reconciliations of net loss to net cash provided by operating activities:
      Depreciation and amortization                                                            312              829
      Gain on sale of property                                                                   -              (46)
      Deferred taxes                                                                            10              215
    Changes in certain assets and liabilities:
      Trade accounts receivable, net                                                           852            3,810
      Prepaid expenses and other                                                              (861)            (877)
      Accounts payable                                                                        (124)            (394)
      Accrued payroll, payroll taxes and related benefits                                      923              125
      Other accrued liabilities                                                                837           (1,202)
      Workers' compensation claims and safety incentive liabilities                         (1,015)            (426)
      Customer deposits and other assets, net                                                  (59)            (100)
      Other long-term liabilities                                                                -               48
                                                                                   ---------------- ----------------
      Net cash provided by operating activities                                                458            1,771
                                                                                   ---------------- ----------------

Cash flows from investing activities:
    Proceeds from sale of property                                                               -              266
    Purchase of equipment                                                                      (29)            (112)
    Proceeds from maturities of marketable securities                                        1,049              135
    Purchase of marketable securities                                                         (715)            (105)
                                                                                   ---------------- ----------------
      Net cash provided by investing activities                                                305              184
                                                                                   ---------------- ----------------

Cash flows from financing activities:
    Net payments on credit-line borrowings                                                    (813)            (991)
    Payments on long-term debt                                                                (395)            (683)
    Payment to shareholder                                                                     (28)               -
    Loan to employee                                                                           (22)               -
    Repurchase of common stock                                                                (131)            (479)
                                                                                   ---------------- ----------------
      Net cash used in financing activities                                                 (1,389)          (2,153)
                                                                                   ---------------- ----------------
      Net decrease in cash and cash equivalents                                               (626)            (198)
Cash and cash equivalents, beginning of period                                               1,142              516
                                                                                   ---------------- ----------------
Cash and cash equivalents, end of period                                                  $    516         $    318
                                                                                   ================ ================

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                          Notes to Financial Statements



Note 1 - Basis Of Presentation Of Interim Period Statements:

     The accompanying financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K at pages F1 - F20. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on gross margin, net income or stockholders' equity.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The Company's adoption date for SFAS 141 was immediate and the adoption date for SFAS 142 was January 1, 2002. With respect to SFAS 142, the Company is in the process of performing a goodwill impairment test as of the adoption date, as required. Thereafter, the Company will perform a goodwill impairment test annually and whenever events or circumstances occur indicating that goodwill might be impaired. Effective January 1, 2002, amortization of goodwill, including goodwill recorded in past business combinations, ceased. The Company has not yet determined what the impact of SFAS 142 will be on its results of operations and financial position, if any.

     Pro forma net income, without the amortization of goodwill of $438,000, for the three months ended March 31, 2001 was $113,000. Pro forma basic and diluted earnings per share for the three months ended March 31, 2001 were $.02.

     The Company's intangible assets are comprised of covenants not to compete resulting from prior year acquisitions and have contractual lives principally ranging from three to five years. The Company's intangible assets are summarized as follows (in thousands):

                                                    March 31,       December 31,
                                                      2002             2001
                                                    --------        -----------
        Covenants not to compete                    $ 3,709         $ 3,709

        Less accumulated amortization                 3,613           3,580
                                                    -------         -------
                Intangibles, net                    $    96         $   129
                                                    =======         =======

                         BARRETT BUSINESS SERVICES, INC.
                    Notes to Financial Statements (Continued)


Note 1 - Basis Of Presentation Of Interim Period Statements (Continued):

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The adoption of SFAS 144 did not have any impact on the Company's results of operations or its financial position.


Note 2 - Recent Accounting Pronouncements:

     In May 2002, the FASB issued SFAS 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management does not believe that the adoption of this statement will have a material impact on its results of operations or financial position.


Note 3 - Provision For Income Taxes:

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                                                 March 31,         December 31,
                                                                                     2002               2001
                                                                               -----------------  -----------------
        Gross deferred tax assets:
           Workers' compensation claims and safety incentive liabilities              $   3,089          $   3,517
           Allowance for doubtful accounts                                                  218                159
           Amortization of intangibles                                                      633                634
           Deferred compensation                                                            444                447
           Net operating losses and tax credits                                             516                146
           Other                                                                            293                303
                                                                               -----------------  -----------------
                                                                                          5,193              5,206
        Gross deferred tax liabilities:
           Tax depreciation in excess of book depreciation                                  (94)               (97)
                                                                               -----------------  -----------------
           Net deferred tax assets                                                    $   5,099          $   5,109
                                                                               =================  =================

                         BARRETT BUSINESS SERVICES, INC.
                    Notes to Financial Statements (Continued)

Note 3 - Provision For Income Taxes (Continued):

         The benefit from income taxes for the three months ended March 31, 2002 and 2001 is as follows (in thousands):


                                          Three Months Ended
                                               March 31,
                                  ------------------------------------
                                        2002               2001
                                  -----------------  -----------------
           Current:
           Federal                        $   (269)          $   (351)
           State                               (37)                (9)
                                  -----------------  -----------------

                                              (306)              (360)
                                  -----------------  -----------------

           Deferred:
           Federal                               8                182
           State                                 2                 33
                                  -----------------  -----------------

                                                10                215

                                  -----------------  -----------------

           Total benefit                  $   (296)          $   (145)
                                  =================  =================



Note 4 - Stock Incentive Plan:

     The Company has a Stock Incentive Plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,550,000.

     The following table summarizes options granted under the Plan in 2002:

       Outstanding at December 31, 2001                        252,206        $  1.45  to       $ 17.75

       Options granted                                               -
       Options exercised                                             -
       Options canceled or expired                              (3,550)       $  3.63  to       $ 12.50
                                                         --------------

       Outstanding at March 31, 2002                           248,656        $  1.45  to       $ 17.75
                                                         ==============

       Exercisable at March 31, 2002                           153,683
                                                         ==============

       Available for grant at March 31, 2002                 1,076,910
                                                         ==============

     The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.

                         BARRETT BUSINESS SERVICES, INC.
                    Notes to Financial Statements (Continued)

Note 4 - Stock Incentive Plan (Continued):

     On August 22, 2001, the Company offered to all optionees who held options with an exercise price of more than $5.85 per share (covering a total of 812,329 shares), the opportunity to voluntarily return for cancellation without payment any stock option award with an exercise price above that price. At the close of the offer period on September 20, 2001, stock options for a total of 797,229 shares were voluntarily surrendered for cancellation. The Compensation Committee of the Company's board of directors may consider whether or not to grant stock-based awards under the Plan to optionees who surrendered stock options during the above offer period at its discretion after March 21, 2002.

                         BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The  following   table  sets  forth  the   percentages  of  total  revenues
represented by selected items in the Company's Statements of Operations for the three months ended March 31, 2002 and 2001.

                                                                                     Percentage of
                                                                                    Total Revenues
                                                                                  Three Months Ended
                                                                                       March 31,
                                                                           --------------------------------

                                                                               2002              2001

                                                                           --------------    --------------
Revenues:
    Staffing services                                                               55.1 %            56.7 %
    Professional employer services                                                  44.9              43.3

                                                                           --------------    --------------
                                                                                   100.0             100.0

                                                                           --------------    --------------
Cost of revenues:
    Direct payroll costs                                                            77.8              77.5
    Payroll taxes and benefits                                                       9.0               8.8
    Workers' compensation                                                            4.0               4.0

                                                                           --------------    --------------
      Total cost of revenues                                                        90.8              90.3

                                                                           --------------    --------------
Gross margin                                                                         9.2               9.7
Selling, general and administrative expenses                                        10.1               8.9
Depreciation and amortization                                                        0.8               1.5
                                                                           --------------    --------------

Loss from operations                                                                (1.7)             (0.7)
Other income                                                                           -                 -

                                                                           --------------    --------------
Pretax loss                                                                         (1.7)             (0.7)
Benefit from income taxes                                                           (0.7)             (0.3)

                                                                           --------------    --------------
      Net loss                                                                      (1.0)%            (0.4)%
                                                                           ==============    ==============


Three months ended March 31, 2002 and 2001

     Net loss for the first quarter of 2002 was $417,000, a decline of $206,000 from a net loss of $211,000 for the first quarter of 2001. The decline for the first quarter of 2002 was attributable to lower gross margin dollars, as a result of a 25.7% decrease in revenues, offset in part by a 62.4% reduction in depreciation and amortization and a 13.9% reduction in selling, general and administrative expenses. Basic and diluted loss per share for the first quarter of 2002 were $(.07) as compared to basic and diluted loss per share of $(.03) for the first quarter of 2001. Cash flow per share (defined as net income plus depreciation and amortization divided by weighted average diluted shares outstanding) for the 2002 first quarter totaled a negative $(.02) as compared to a positive $.10 for the 2001 first quarter.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

     Revenues for the first quarter of 2002 totaled approximately $41.0 million, a decrease of approximately $14.2 million or 25.7% from the first quarter of 2001. The decrease in revenues reflects the general softening of business conditions in the Company's market areas, particularly in the Company's Northern California operations, which accounted for approximately 48.4% of the decline in total revenues. The Company's Northern California operations have been adversely affected by the significant downturn in the "high-tech" industry and related sectors. Management believes that the decline in revenues as compared to prior quarters has stabilized during the first half of the second quarter of 2002. Management believes that this current trend in revenues is attributable to a very moderate increase in general business activity in most of the geographic markets that the Company serves.

     Staffing services revenue decreased approximately $8.7 million or 27.8% primarily due to a decline in demand for personnel in the majority of areas in which the Company does business. Professional employer ("PEO") services revenue decreased approximately $5.5 million or 23.0%, which was primarily due to a 20.6% decline in the Company's Oregon operations resulting from a softening in demand from existing customers, coupled with management's decision to discontinue the Company's business relationship with customers who generated insufficient margins. The larger decline in staffing services revenue resulted in a decrease in the share of staffing services from 56.7% of total revenues for the first quarter of 2001 to 55.1% for the first quarter of 2002. The share of revenues for PEO services had a corresponding increase from 43.3% of total revenues for the first quarter of 2001 to 44.9% for the first quarter of 2002.

     Gross margin for the first quarter of 2002 totaled approximately $3.8 million, which represented a decrease of $1.6 million or 29.1% from the first quarter of 2001 primarily resulting from the 25.7% decline in revenues experienced in the first quarter of 2002. The gross margin percent decreased from 9.7% of revenues for the first quarter of 2001 to 9.2% for the first quarter of 2002. The decrease in the gross margin percentage was due to higher direct payroll costs, and higher payroll taxes and benefits, as a percentage of revenues. The increase in direct payroll costs, as a percentage of revenues, for the first quarter of 2002 simply reflects the current mix of services to the current customer base. The increase in payroll taxes and benefits, as a percentage of revenues for the first quarter of 2002, was primarily due to higher statutory state unemployment tax rates in various states in which the Company operates as compared to the first quarter of 2001. Workers' compensation expense for the first quarter of 2002 totaled $1.6 million or 4.0% of revenues, which compares to $2.2 million or 4.0% of revenues for the first quarter of 2001. The decline in total dollars was due, in part, to a decrease in the number of injury claims in the 2002 first quarter compared to the same period in 2001, which is consistent with the downturn in the Company's business.

     Selling, general and administrative ("SG&A") expenses for the 2002 first quarter amounted to approximately $4.2 million, a decrease of $677,000 or 13.9% from the comparable period in 2001. SG&A expenses, expressed as a percentage of revenues, increased from 8.9% for the first quarter of 2001 to 10.1% for the first quarter of 2002. The decrease in total dollars from 2001 was primarily attributable to branch office reductions in management personnel and related expenses as a result of the downturn in business.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

     Depreciation and amortization totaled $312,000 or 0.8% of revenues for the first quarter of 2002, as compared to $829,000 or 1.5% of revenues for the same period in 2001. The decrease of $517,000 was principally due to the Company's adoption of SFAS 142 effective January 1, 2002, whereby the Company ceased the amortization of its recorded goodwill. The first quarter of 2001 included $438,000 of goodwill amortization. (See Note 1 to the financial statements.)

     Other income totaled $11,000 for the first quarter of 2002, which compares to $7,000 of other income for the first quarter of 2001. The small increase in other income was primarily attributable to a reduction in net interest expense due to lower debt levels during the first quarter of 2002 as compared to the same quarter of 2001, offset in part by lower interest income and other, net.

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

     The Company offers various qualified employee benefit plans to its employees, including its worksite employees. These qualified employee benefit plans include a savings plan under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, qualified employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act
("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees. In the event the tax exempt status of the Company's benefit plans were to be discontinued and the benefit plans were to be disqualified, such actions could have a material adverse effect on the Company's business, financial condition and results of operations. Reference is made to pages 20-21 of the Company's 2001 Annual Report on Form 10-K for a more detailed discussion of this issue.

     After several years of study, on April 24, 2002, the Internal Revenue Service ("IRS") issued Revenue Procedure 2002-21 ("Rev Proc") to provide relief with respect to certain defined contribution retirement plans maintained by a PEO that benefit worksite employees. The Rev Proc outlines the steps necessary for a PEO to avoid plan disqualification for violating the exclusive benefit rule. Essentially, a PEO can (1) terminate its plan; (2) convert its plan to a

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

"multiple employer plan" by December 31, 2003; or (3) transfer the plan assets and liabilities to a customer plan. Although management has not fully evaluated the Rev Proc to determine which alternatives the Company will pursue to maintain the qualified status of its plans, it believes that the Company has adequate time to fully evaluate the Rev Proc and to develop a comprehensive timetable to ensure compliance with the new law. Under the Rev Proc, the Company must file a notice with the IRS by May 2, 2003, indicating the actions it intends to take.


Liquidity and Capital Resources

     The Company's cash position of $516,000 at March 31, 2002 decreased by $626,000 from December 31, 2001, which compares to a decrease of $198,000 for the comparable period in 2001. The decrease in cash at March 31, 2002, as compared to December 31, 2001, was primarily attributable to net payments on the Company's revolving credit line and payments on long-term debt offset in part by cash provided by operating activities and investing activities.

     Net cash provided by operating activities for the three months ended March 31, 2002 amounted to $458,000, as compared to $1,771,000 for the comparable 2001 period. For the 2002 period, cash flow was generated by decreases in trade accounts receivable and increases in accrued payroll and related benefits and other accrued liabilities totaling $2,612,000, offset in part by decreases in workers' compensation claims and safety incentive liabilities and an increase in prepaid expenses and other totaling $1,876,000.

     Net cash provided by investing activities totaled $305,000 for the three months ended March 31, 2002, as compared to $184,000 net cash provided by investing activities for the similar 2001 period. For the 2002 period, the principal source of cash provided by investing activities was from net proceeds of $1,049,000 from maturities of marketable securities, offset in part by $715,000 of net purchases of marketable securities. The Company presently has no material long-term capital commitments.

     Net cash used in financing activities for the three-month period ended March 31, 2002 was $1,389,000, compared to $2,153,000 net cash used in financing activities for the similar 2001 period. For the 2002 period, the principal use of cash for financing activities was $813,000 of net payments on the Company's credit line, $395,000 of payments made on long-term debt, primarily related to the $8,000,000 three-year term loan in connection with the Company's 1999 acquisition of Temporary Skills Unlimited, Inc., and $131,000 used to repurchase the Company's common stock.

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

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

     The Company maintains a credit arrangement with its principal bank which provides for (1) borrowings on a revolving credit facility up to the lesser of
(i) $13.0 million or (ii) 65 percent of total trade accounts receivable at the end of any fiscal quarter, and (2) a security interest in all trade accounts receivable. This facility, which expires July 1, 2002, includes a subfeature for standby letters of credit in connection with certain workers' compensation surety arrangements, as to which approximately $3.9 million were outstanding as of March 31, 2002. Effective March 31, 2002, the Company's bank agreed to certain amendments to the existing loan agreement. These amendments included (i) an increase in the subfeature under the line of credit to allow for letters of credit totaling not more than $5.5 million, (ii) elimination of the funded debt to EBITDA ratio, (iii) elimination of the EBITDA coverage ratio and (iv) the addition of a minimum EBITDA requirement measured on a trailing four-quarter basis. All other terms and conditions of the loan agreement remained unchanged. In connection with the July 1, 2002 expiration date of the Company's current loan agreement, management is currently negotiating the terms and conditions of a new loan agreement with the bank's asset-based lending affiliate. Management believes that the terms and conditions of a new loan agreement will be competitive with current credit-market conditions and the Company's projected operating performance. If, however, the terms and conditions for a new loan agreement with the bank's asset-based lending affiliate are unacceptable to the Company, management will negotiate a loan agreement with one of the alternative lenders from which management is concurrently obtaining competing proposals. While the financial effect of new terms and conditions will likely increase the Company's overall borrowing costs, such increased costs are not expected to be materially adverse to the Company. Management expects that the funds anticipated to be generated from operations, together with the bank-provided credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

     In February 1999, the Company's board of directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the board of directors has approved six increases in the total number of shares or dollars authorized to be repurchased under the program. As of May 8, 2002, the repurchase program had authorized availability of $129,000 for the repurchase of additional shares. During the first three months of 2002, the Company repurchased 34,000 shares at an aggregate price of $131,000. Since the inception of the repurchase program through May 8, 2002, the Company has repurchased 1,878,000 shares for an aggregate price of $8,502,000. Management anticipates that the capital necessary to continue this program will be provided by existing cash balances and other available resources.


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

                        BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Information

     Statements in this report which are not historical in nature, including discussion of economic conditions in the Company's market areas, the potential for and effect of recent and future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the effectiveness of the Company's management information systems, the tax-qualified status of the Company's 401(k) savings plan and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, uncertainties regarding government regulation of PEOs, including the ability of the Company to meet the new IRS requirements to retain the tax-qualified status of employee benefit plans offered by PEOs, future workers' compensation claims experience, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company's status as a qualified self-insured employer for workers' compensation coverage, collectibility of accounts receivable, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of March 31, 2002, the Company had interest-bearing debt obligations of approximately $3.8 million, of which approximately $2.9 million bears interest at a variable rate and approximately $0.9 million at a fixed rate of interest. The variable rate debt is comprised of approximately $2.6 million outstanding under a secured revolving credit facility, which bears interest at the prime rate less 1.70%. The Company also has a secured term note due May 31, 2002, with its principal bank, which bears interest at LIBOR plus 1.35%. Based on the Company's overall interest exposure at March 31, 2002, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of March 31, 2002, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

                        BARRETT BUSINESS SERVICES, INC.

                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

        (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

        (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BARRETT BUSINESS SERVICES, INC.
                                       (Registrant)






Date:  May 14, 2002                    By: /s/ Michael D. Mulholland
                                           -------------------------------------
                                           Michael D. Mulholland
                                           Vice President - Finance
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX


4.5 Amendment, dated March 31, 2002, to Loan Agreement between Registrant and Wells Fargo Bank, N.A., dated May 31, 2000.

11  Statement of Calculation of Basic and Diluted Common Shares Outstanding.