Form 10-Q
period 2002-06-30
BARRETT BUSINESS SERVICES INC
filed 2002-08-14
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002
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

                  Yes [ X ]                 No [   ]

Number of shares of Common Stock, $.01 par value, outstanding at July 31, 2002 was 5,803,554 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

Part I - Financial Information                                             Page

Item 1.    Financial Statements

           Balance Sheets - June 30, 2002 and
           December 31, 2001..................................................3

           Statements of Operations - Three Months
           Ended June 30, 2002 and 2001.......................................4

           Statements of Operations - Six Months
           Ended June 30, 2002 and 2001.......................................5

           Statements of Cash Flows - Six Months
           Ended June 30, 2002 and 2001.......................................6

           Notes to Financial Statements......................................7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations........................................................11

Item 3.    Quantitative and Qualitative Disclosure About
           Market Risk.......................................................18


Part II - Other Information

Item 4.    Submission of Matters to Vote of Security Holders.................19

Item 6.    Exhibits and Reports on Form 8-K..................................19


Signatures        ...........................................................20


Exhibit Index     ...........................................................21

                         Part I - Financial Information

Item 1.       Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                 June 30,          December 31,
                                                                                    2002                2001
                                                                              ------------------  -----------------
   ASSETS
Current assets:
    Cash and cash equivalents                                                          $    580          $   1,142
    Trade accounts receivable, net                                                       13,274             13,760
    Prepaid expenses and other                                                            1,347              1,022
    Deferred tax assets                                                                   3,225              2,841
                                                                              ------------------  -----------------

      Total current assets                                                               18,426             18,765

Goodwill, net                                                                            18,749             18,749
Intangibles, net                                                                             83                129
Property and equipment, net                                                               5,583              6,084
Restricted marketable securities and workers' compensation deposits                       5,086              5,425
Deferred tax assets                                                                       1,694              2,268
Other assets                                                                              1,067              1,146
                                                                              ------------------  -----------------
                                                                                       $ 50,688           $ 52,566
                                                                              ------------------  -----------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                  $    139           $    708
    Line of credit                                                                        3,609              3,424
    Accounts payable                                                                        846                686
    Accrued payroll, payroll taxes and related benefits                                   5,981              5,165
    Workers' compensation claims and safety incentive liabilities                         3,851              5,735
    Other accrued liabilities                                                               711                389
                                                                              ------------------  -----------------
      Total current liabilities                                                          15,137             16,107

Long-term debt, net of current portion                                                      808                922
Customer deposits                                                                           451                520
Long-term workers' compensation claims liabilities                                        3,505              3,515
Other long-term liabilities                                                                 886                968
                                                                              ------------------  -----------------
                                                                                         20,787             22,032
                                                                              ------------------  -----------------
Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value; 20,500 shares authorized, 5,800
      and 5,847 shares issued and outstanding                                                58                 58
    Additional paid-in capital                                                            3,266              3,461
    Employee loan                                                                           (51)               (29)
    Retained earnings                                                                    26,628             27,044
                                                                              ------------------  -----------------
                                                                                         29,901             30,534
                                                                              ------------------  -----------------
                                                                                       $ 50,688           $ 52,566
                                                                              ------------------  -----------------

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                             Three Months Ended
                                                                                                   June 30,
                                                                                     ------------------------------------
                                                                                           2002               2001
                                                                                     -----------------  -----------------
Revenues:
    Staffing services                                                                       $  24,684          $  29,949
    Professional employer services                                                             18,164             22,602
                                                                                     -----------------  -----------------

                                                                                               42,848             52,551
                                                                                     -----------------  -----------------

Cost of revenues:
    Direct payroll costs                                                                       33,257             40,623
    Payroll taxes and benefits                                                                  3,520              4,309
    Workers' compensation                                                                       1,719              2,441
                                                                                     -----------------  -----------------
                                                                                               38,496             47,373
                                                                                     -----------------  -----------------

      Gross margin                                                                              4,352              5,178

Selling, general and administrative expenses                                                    4,072              4,652
Depreciation and amortization                                                                     288                822
                                                                                     -----------------  -----------------

      Loss from operations                                                                         (8)              (296)
                                                                                     -----------------  -----------------

Other income (expense) :
    Interest expense                                                                              (51)               (87)
    Interest income                                                                                61                 73
    Other, net                                                                                     (1)                (1)
                                                                                     -----------------  -----------------

                                                                                                    9                (15)
                                                                                     -----------------  -----------------

Income (loss) before benefit from income taxes                                                      1               (311)
Benefit from income taxes                                                                           -               (127)
                                                                                     -----------------  -----------------

      Net income (loss)                                                                       $     1          $    (184)
                                                                                     -----------------  -----------------

Basic income (loss) per share                                                                 $     -          $    (.03)
                                                                                     -----------------  -----------------

Weighted average number of basic shares outstanding                                             5,806              6,252
                                                                                     -----------------  -----------------

Diluted income (loss) per share                                                               $     -          $    (.03)
                                                                                     -----------------  -----------------

Weighted average number of diluted shares outstanding                                           5,826              6,252
                                                                                     -----------------  -----------------

   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                     -------------------------------
                                                                                         2002             2001
                                                                                     --------------  ---------------
Revenues:
    Staffing services                                                                     $ 47,254         $ 61,221
    Professional employer services                                                          36,559           46,483
                                                                                     --------------  ---------------

                                                                                            83,813          107,704
                                                                                     --------------  ---------------

Cost of revenues:
    Direct payroll costs                                                                    65,118           83,383
    Payroll taxes and benefits                                                               7,212            9,183
    Workers' compensation                                                                    3,344            4,618
                                                                                     --------------  ---------------

                                                                                            75,674           97,184
                                                                                     --------------  ---------------

      Gross margin                                                                           8,139           10,520

Selling, general and administrative expenses                                                 8,271            9,528
Depreciation and amortization                                                                  600            1,651
                                                                                     --------------  ---------------

      Loss from operations                                                                    (732)            (659)
                                                                                     --------------  ---------------

Other income (expense) :
    Interest expense                                                                           (97)            (208)
    Interest income                                                                            123              154
    Other, net                                                                                  (6)              46
                                                                                     --------------  ---------------

                                                                                                20               (8)
                                                                                     --------------  ---------------

Loss before provision for income taxes                                                        (712)            (667)
Benefit from income taxes                                                                     (296)            (272)
                                                                                     --------------  ---------------

      Net loss                                                                            $   (416)        $   (395)
                                                                                     --------------  ---------------

Basic loss per share                                                                      $   (.07)        $   (.06)
                                                                                     --------------  ---------------

Weighted average number of basic shares outstanding                                          5,814            6,326
                                                                                     --------------  ---------------

Diluted loss per share                                                                    $   (.07)        $   (.06)
                                                                                     --------------  ---------------

Weighted average number of diluted shares outstanding                                        5,814            6,326
                                                                                     --------------  ---------------

   The accompanying notes are an integral part of these financial statements

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                   --------------------------------
                                                                                        2002             2001
                                                                                   ---------------- ---------------
Cash flows from operating activities:
    Net loss                                                                              $   (416)       $   (395)
    Reconciliations of net loss to net cash provided by operating activities:
      Depreciation and amortization                                                            600           1,651
      Gain on sale of property                                                                   -             (46)
      Deferred taxes                                                                           190             116
    Changes in certain assets and liabilities:
      Trade accounts receivable, net                                                           486           4,757
      Prepaid expenses and other                                                              (325)           (463)
      Accounts payable                                                                         160            (462)
      Accrued payroll, payroll taxes and related benefits                                      816            (137)
      Other accrued liabilities                                                                322          (1,091)
      Workers' compensation claims and safety incentive liabilities                         (1,894)            (87)
      Customer deposits and other assets, net                                                   10             (81)
      Other long-term liabilities                                                              (82)             23
                                                                                   ---------------- ---------------
      Net cash (used in) provided by operating activities                                     (133)          3,785
                                                                                   ---------------- ---------------

Cash flows from investing activities:
    Proceeds from sale of property                                                               -             266
    Purchase of equipment                                                                      (53)           (168)
    Proceeds from maturities of marketable securities                                        1,798             239
    Purchase of marketable securities                                                       (1,459)            (84)
                                                                                   ---------------- ---------------
      Net cash provided by investing activities                                                286             253
                                                                                   ---------------- ---------------

Cash flows from financing activities:
    Proceeds from credit-line borrowings                                                    25,701          31,645
    Payments on credit-line borrowings                                                     (25,516)        (31,449)
    Payments on long-term debt                                                                (683)         (3,019)
    Payment to shareholder                                                                     (28)              -
    Loan to employee                                                                           (22)              -
    Repurchase of common stock                                                                (181)         (1,034)
    Proceeds from exercise of stock options                                                     14               -
                                                                                   ---------------- ---------------
      Net cash used in financing activities                                                   (715)         (3,857)

                                                                                   ---------------- ---------------
      Net (decrease) increase in cash and cash equivalents                                    (562)            181

Cash and cash equivalents, beginning of period                                               1,142             516
                                                                                   ---------------- ---------------
Cash and cash equivalents, end of period                                                   $   580         $   697
                                                                                   ---------------- ---------------

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The Company's adoption date for SFAS 141 was immediate and the adoption date for SFAS 142 was January 1, 2002. With respect to SFAS 142, the Company performed a goodwill impairment test as of the adoption date and has determined there was no impairment to its recorded goodwill. The Company will perform a goodwill impairment test annually and whenever events or circumstances occur indicating that goodwill might be impaired. Effective January 1, 2002, amortization of goodwill, including goodwill recorded in past business combinations, ceased.

     Pro forma net income, without the amortization of goodwill of $444,000, for the three months ended June 30, 2001 was $146,000. Pro forma net income, without the amortization of goodwill of $882,000, for the six months ended June 30, 2001 was $259,000. Pro forma basic and diluted earnings per share for the three and six months ended June 30, 2001 were $.02 and $.04, respectively.

     The Company's intangible assets are comprised of covenants not to compete resulting from prior year acquisitions and have contractual lives principally ranging from three to five years. The Company's intangible assets are summarized as follows (in thousands):

                                               June 30,         December 31,
                                                 2002               2001
                                           -----------------  -----------------
        Covenants not to compete                  $   3,709          $   3,709
        Less accumulated amortization                 3,626              3,580
                                           -----------------  -----------------
               Intangibles, net                   $      83          $     129
                                           -----------------  -----------------

                         BARRETT BUSINESS SERVICES, INC.
                    Notes to Financial Statements (Continued)


Note 1 - Basis Of Presentation Of Interim Period Statements (Continued):

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The adoption of SFAS 144 had no effect on the Company's results of operations or its financial position.


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


Note 3 - Provision For Income Taxes:

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                                              June 30,         December 31,
                                                                                2002               2001
                                                                           ----------------   ----------------
    Gross deferred tax assets:
      Workers' compensation claims and safety incentive liabilities              $   2,401          $   3,517
      Allowance for doubtful accounts                                                  125                159
      Book amortization in excess of tax amortization                                    -                634
      Deferred compensation                                                            447                447
      Net operating losses and tax credits                                           2,166                146
      Other                                                                            131                303
                                                                           ----------------   ----------------
                                                                                     5,270              5,206
    Gross deferred tax liabilities:                                        ----------------   ----------------
      Tax depreciation in excess of book depreciation                                  (93)               (97)
      Tax amortization in excess of book amortization                                 (129)                 -
      Other                                                                           (129)                 -
                                                                           ----------------   ----------------
                                                                                      (351)               (97)
                                                                           ----------------   ----------------
      Net deferred tax assets                                                    $   4,919          $   5,109
                                                                           ----------------   ----------------

                                       8

     The (benefit from) provision for income taxes for the six months ended June 30, 2002 and 2001 is as follows (in thousands):

                                                  Six Months Ended
                                                      June 30,
                                           ------------------------------------
                                               2002               2001
                                           -----------------  -----------------
 Current:
    Federal                                      $   (394)          $   (324)
    State                                             (92)               (64)
                                           -----------------  -----------------
                                                     (486)              (388)
                                           -----------------  -----------------
Deferred:
    Federal                                           131                102
    State                                              59                 14
                                           -----------------  -----------------
                                                      190                116
                                           -----------------  -----------------

      Total benefit                              $   (296)          $   (272)
                                          -----------------  -----------------


Note 4 - Stock Incentive Plan:

     The Company has a Stock Incentive Plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,550,000.

     The following table summarizes options granted under the Plan in 2002:

Outstanding at December 31, 2001                           252,206        $  1.45  to       $ 17.75

   Options granted                                           4,000        $  3.87
   Options exercised                                        (4,056)       $  3.39  to       $  3.50
   Options canceled or expired                             (10,100)       $  3.50  to       $ 17.75
                                                     --------------

   Outstanding at June 30, 2002                            242,050        $  1.45  to       $ 17.75
                                                     --------------

   Exercisable at June 30, 2002                            152,627
                                                     --------------

   Available for grant at June 30, 2002                  1,079,460
                                                     --------------

     The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.

     On August 22, 2001, the Company offered to all optionees who held options with an exercise price of more than $5.85 per share (covering a total of 812,329 shares), the opportunity to voluntarily return for cancellation without payment any stock option award with an exercise price above that price. At the close of the offer period on September 20, 2001, stock options for a total of 797,229 shares were voluntarily surrendered for cancellation. The Compensation Committee of the Company's board of directors may consider whether or not to grant stock-based awards under the Plan to optionees who surrendered stock options during the above offer period at its discretion after March 21, 2002. As of the date of this filing, the Compensation Committee has taken no action.

                         BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The  following   table  sets  forth  the   percentages  of  total  revenues
represented by selected items in the Company's Statements of Operations for the three and six months ended June 30, 2002 and 2001.

                                                                Percentage of Total Revenues
                                                        -----------------------------------------------------
                                                          Three Months Ended            Six Months Ended
                                                               June 30,                    June 30,
                                                        ------------------------     ------------------------
                                                           2002         2001           2002          2001
                                                        -----------   ----------     ----------    ----------
Revenues:
    Staffing services                                         57.6 %       57.0 %         56.4 %        56.8 %
    Professional employer services                            42.4         43.0           43.6          43.2
                                                        -----------   ----------     ----------    ----------
                                                             100.0        100.0          100.0         100.0
                                                        -----------   ----------     ----------    ----------
Cost of revenues:
    Direct payroll costs                                      77.6         77.3           77.7          77.4
    Payroll taxes and benefits                                 8.2          8.2            8.6           8.5
    Workers' compensation                                      4.0          4.6            4.0           4.3
                                                        -----------   ----------     ----------    ----------
      Total cost of revenues                                  89.8         90.1           90.3          90.2
                                                        -----------   ----------     ----------    ----------
Gross margin                                                  10.2          9.9            9.7           9.8

Selling, general and administrative expenses                   9.5          8.9            9.9           8.9
Depreciation and amortization                                  0.7          1.6            0.7           1.5
                                                        -----------   ----------     ----------    ----------
Income (loss) from operations                                  0.0         (0.6)          (0.9)         (0.6)

Other income                                                     -            -              -             -
                                                        -----------   ----------     ----------    ----------
Pretax income (loss)                                           0.0         (0.6)          (0.9)         (0.6)

Benefit from income taxes                                        -         (0.2)          (0.4)         (0.2)
                                                        -----------   ----------     ----------    ----------
      Net income (loss)                                        0.0 %       (0.4)%         (0.5)%        (0.4)%
                                                        -----------   ----------     ----------    ----------

Three months ended June 30, 2002 and 2001

     Net income for the second quarter of 2002 was $1,000, an improvement of $185,000 from a net loss of $184,000 for the second quarter of 2001. The improvement for the second quarter of 2002 was attributable to lower selling, general and administrative expenses and lower depreciation and amortization, offset in part by lower gross margin dollars, as a result of a 18.5% decline in revenues. Cash flow per share (defined as net income plus depreciation and amortization divided by weighted average diluted shares outstanding) for the 2002 second quarter totaled a positive $.05 as compared to a positive $.10 for the 2001 second quarter.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

     Revenues for the second quarter of 2002 totaled approximately $42.8 million, a decrease of approximately $9.7 million or 18.5% from the second quarter of 2001. The decrease in revenues reflects the general softening of business conditions in the Company's market areas, particularly in the Company's Northern California operations, which accounted for approximately 34.0% of the decline in total revenues. The Company's Northern California operations continue to be adversely affected by the significant downturn in the "high-tech" industry and related sectors. Management believes that the decline in revenues as compared to prior quarters has stabilized during the first half of the second quarter of 2002. Management believes that this current trend in revenues is attributable to a very moderate increase in general business activity in most of the geographic markets that the Company serves and to several new branch office managers hired by the Company over the past several months.

     Staffing services revenue decreased approximately $5.3 million or 17.6% primarily due to a decline in demand for personnel in the majority of areas in which the Company does business. Professional employer ("PEO") services revenue decreased approximately $4.4 million or 19.6%, which was primarily due to a 18.3% decline in the Company's Oregon operations resulting from a softening in demand from existing customers, coupled with management's decision to discontinue the Company's business relationship with customers who generated insufficient margins or represented a credit risk related to their ability to consistently adhere to credit terms. The larger percentage decline in PEO services revenue resulted in a decrease in the share of PEO services from 43.0% of total revenues for the second quarter of 2001 to 42.4% for the second quarter of 2002. The share of revenues for staffing services had a corresponding increase from 57.0% of total revenues for the second quarter of 2001 to 57.6% for the second quarter of 2002.

     Gross margin for the second quarter of 2002 totaled approximately $4.4 million, which represented a decrease of $826,000 or 16.0% from the second quarter of 2001 primarily resulting from the 18.5% decline in revenues experienced in the second quarter of 2002. The gross margin percent increased from 9.9% of revenues for the second quarter of 2001 to 10.2% for the second quarter of 2002. The increase in the gross margin percentage was due to lower workers' compensation expense, offset in part by higher direct payroll costs, as a percentage of revenues. The increase in direct payroll costs, as a percentage of revenues, for the second quarter of 2002 reflects the current mix of services to the current customer base rather than an erosion of the Company's mark-up rates for its services. Workers' compensation expense for the second quarter of 2002 totaled $1.7 million or 4.0% of revenues, which compares to $2.4 million or 4.6% of revenues for the second quarter of 2001. The decline in total dollars was primarily due to a decrease in the number of injury claims in the 2002 second quarter compared to the same period in 2001, which is consistent with the downturn in the Company's business.

     Selling, general and administrative ("SG&A") expenses for the 2002 second quarter amounted to approximately $4.1 million, a decrease of $580,000 or 12.5% from the comparable period in 2001. SG&A expenses, expressed as a percentage of revenues, increased from 8.9% for the second quarter of 2001 to 9.5% for the second quarter of 2002. The decrease in total dollars from 2001 was primarily attributable to branch office reductions in management personnel and related expenses as a result of the downturn in business.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

     Depreciation and amortization totaled $288,000 or 0.7% of revenues for the second quarter of 2002, as compared to $822,000 or 1.6% of revenues for the same period in 2001. The decrease of $534,000 was principally due to the Company's adoption of SFAS 142 effective January 1, 2002, whereby the Company ceased the amortization of its recorded goodwill. The second quarter of 2001 included $444,000 of goodwill amortization. (See Note 1 to the financial statements.)

     Other income totaled $9,000 for the second quarter of 2002, which compares to $15,000 of other expense for the second quarter of 2001. The small increase in other income was primarily attributable to a reduction in net interest expense due to lower debt levels during the second quarter of 2002 as compared to the same quarter of 2001, offset in part by lower interest income.

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

     After several years of study, on April 24, 2002, the Internal Revenue Service ("IRS") issued Revenue Procedure 2002-21 ("Rev Proc") to provide relief with respect to certain defined contribution retirement plans maintained by a PEO that benefit worksite employees. The Rev Proc outlines the steps necessary for a PEO to avoid plan disqualification for violating the

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

     exclusive benefit rule. Essentially, a PEO must either (1) terminate its plan; (2) convert its plan to a "multiple employer plan" by December 31, 2003; or (3) transfer the plan assets and liabilities to a customer plan. Although management has not fully evaluated the Rev Proc to determine which alternatives the Company will pursue to maintain the qualified status of its plans, it believes that the Company has adequate time to fully evaluate the Rev Proc and to develop a comprehensive timetable to ensure compliance with the new law. Under the Rev Proc, the Company must file a notice with the IRS by May 2, 2003, indicating the actions it intends to take.


Six Months Ended June 30, 2002 and 2001

     Net loss for the six months ended June 30, 2002 was $416,000, an increase of $21,000 from the net loss of $395,000 for the same period in 2001. The increased loss was attributable to lower gross margin dollars primarily due to a 22.2% decrease in revenue, partially offset by a 13.2% reduction in SG&A expenses and a 63.7% reduction in depreciation and amortization expenses. Basic and diluted loss per share for the first six months of 2002 were $.07 as compared to basic and diluted loss per share of $.06 for the same period of 2001. Cash flow per share (defined as net income (loss) plus depreciation and amortization divided by weighted average diluted shares outstanding) for the first six months of 2002 totaled a positive $.03 as compared to a positive $.20 for the 2001 comparable period.

     Revenues for the six months ended June 30, 2002 totaled approximately $83.8 million, a decrease of approximately $23.9 million or 22.2% from the similar period in 2001. The decrease in total revenues was primarily due to the continued softening of business conditions in the Company's market areas, particularly in the Company's Northern California operations, which accounted for approximately 42.5% of the decline in total revenues for the first six months of 2002.

     Gross margin for the six months ended June 30, 2002 totaled approximately $8.1 million, which represented a decrease of $2.4 million or 22.6% from the similar period of 2001. The gross margin percent decreased from 9.8% of revenues for the six-month period of 2001 to 9.7% for the same period of 2002. The small decrease in the gross margin percentage was primarily due to higher direct payroll costs and slightly higher payroll taxes and benefits, offset in part by lower workers' compensation expense. The increase in direct payroll costs, as a percentage of revenues, from 77.4% to 77.7%, primarily reflects to the current mix of services to the current customer base. The small increase in payroll taxes and benefits for the six-month period of 2002 was primarily attributable to slightly higher state unemployment tax rates in various states in which the Company operates as compared to the six-month period of 2001. Workers' compensation expense for the six months ended June 30, 2002 totaled $3.3 million or 4.0% of revenues, which compares to $4.6 million or 4.3% or revenues for the similar period of 2001. The decrease in the total dollars and in the percentage of revenues for the 2002 period was primarily due to a decrease in the number of injury claims for the six month period of 2002 compared to the same period in 2001.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

     SG&A expenses for the six months ended June 30, 2002 amounted to approximately $8.3 million, a decrease of $1.3 million or 13.2% from the similar period of 2001. SG&A expenses, expressed as a percentage of revenues, increased from 8.9% for the six-month period of 2001 to 9.9% for the same period of 2002. The decrease in total SG&A dollars was primarily due to reductions in branch management personnel and related expenses as a result of the downturn in business.

     Depreciation and amortization totaled $600,000 or 0.7% of revenues for the six months ended June 30, 2002, which compares to $1.7 million or 1.5% of revenues for the same period of 2001. The decreased expense was primarily due to the Company's adoption of SFAS 142 effective January 1, 2002, whereby the Company ceased the amortization if its recorded goodwill. The first six months of 2001 included $882,000 of goodwill amortization. (See Note 1 to the financial statements.)

     Other income totaled $20,000 for the six-month period ended June 30, 2002, which compares to $8,000 of other expense for the comparable 2001 period. The increase in income was primarily due to a reduction in net interest expense attributable to lower debt levels during the first six months of 2002 as compared to the similar period of 2001.


Liquidity and Capital Resources

     The Company's cash position of $580,000 at June 30, 2002 decreased by $562,000 from December 31, 2001, which compares to an increase of $181,000 for the comparable period in 2001. The decrease in cash at June 30, 2002, as compared to December 31, 2001, was primarily attributable to payments on workers' compensation claims liabilities and long-term debt offset in part by cash provided by proceeds from maturities of marketable securities, net of purchases.

     Net cash used in operating activities for the six months ended June 30, 2002 amounted to $133,000, as compared to $3,785,000 of net cash provided by operating activities for the comparable 2001 period. For the six-months ended June 30, 2002, cash flow was used for funding a net loss of $416,000, and payments on workers' compensation claims and safety incentive liabilities, and an increase in prepaid expenses and other totaling $2,219,000, offset in part by decreases in trade accounts receivable and increases in accrued payroll and related benefits and other accrued liabilities totaling $1,624,000, as well as depreciation and amortization totaling $600,000.

     Net cash provided by investing activities totaled $286,000 for the six months ended June 30, 2002, as compared to $253,000 net cash provided by investing activities for the similar 2001 period. For the 2002 period, the principal source of cash provided by investing activities was from net proceeds of $1,798,000 from maturities of marketable securities, offset in part by $1,459,000 of net purchases of marketable securities. The Company presently has no material long-term capital commitments.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

     Net cash used in financing activities for the six-month period ended June 30, 2002 was $715,000, compared to $3,857,000 net cash used in financing activities for the similar 2001 period. For the 2002 period, the principal use of cash for financing activities was $683,000 of payments made on long-term debt, primarily related to the $8,000,000 three-year term loan in connection with the Company's 1999 acquisition of Temporary Skills Unlimited, Inc., and $181,000 used to repurchase the Company's common stock, offset in part by $185,000 of net borrowings on the Company's credit line. The Company's three-year term loan was paid in full on schedule as of May 31, 2002.

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

     The Company maintains a credit agreement with its principal bank which provides for (1) borrowings on a revolving credit facility up to the lesser of
(i) $13.0 million or (ii) 70 percent of total trade accounts receivable at the end of any fiscal quarter, and (2) a security interest in all trade accounts receivable. The credit agreement was amended June 25, 2002 to (i) ease the restrictiveness of the advance rate on total accounts receivables and the trailing four-quarter EBITDA minimum and (ii) extend the expiration date from July 1, 2002 to September 2, 2002. This credit facility also includes a subfeature for standby letters of credit in connection with certain workers' compensation surety arrangements, as to which approximately $5.47 million were outstanding as of June 30, 2002. In connection with the September 2, 2002 expiration date of the Company's current loan agreement, management is currently negotiating the terms and conditions of a new loan agreement with the bank. Management believes that the terms and conditions of a new loan agreement will be competitive with current credit-market conditions and the Company's projected operating performance. If, however, the terms and conditions for a new loan agreement with the bank are unacceptable to the Company, management will negotiate a loan agreement with one of the alternative lenders from which management is concurrently obtaining competing proposals. While the financial effect of new terms and conditions will increase the Company's overall borrowing costs, such increased costs are not expected to be materially adverse to the Company. Management expects that the funds anticipated to be generated from operations, together with the new credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

     In February 1999, the Company's board of directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the board of directors has approved six increases in the total number of shares or dollars authorized to be repurchased under the program. As of August 8, 2002, the repurchase program had authorized availability of $92,000 for the repurchase of additional shares. During the first six months of 2002, the Company repurchased 47,000 shares at an aggregate price of $181,000. Since the inception of the repurchase program through August 8, 2002, the Company has repurchased 1,887,600 shares for an aggregate price of $8,538,000.

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


Forward-Looking Information

     Statements in this report which are not historical in nature, including discussion of economic conditions in the Company's market areas, the potential for and effect of recent and future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the effectiveness of the Company's management information systems, the tax-qualified status of the Company's 401(k) savings plan and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, uncertainties regarding government regulation of PEOs, including the ability of the Company to meet the new IRS requirements to retain the tax-qualified status of employee benefit plans offered by PEOs, material deviations from expected future workers' compensation claims experience, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company's status as a qualified self-insured employer for workers' compensation coverage, collectibility of accounts receivable, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                        BARRETT BUSINESS SERVICES, INC.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of June 30, 2002, the Company had interest-bearing debt obligations of approximately $4.6 million, of which approximately $3.6 million bears interest at a variable rate and approximately $1.0 million at a fixed rate of interest. The variable rate debt is comprised of approximately $3.6 million outstanding under a secured revolving credit facility, which bears interest at the prime rate less 1.70%. Based on the Company's overall interest exposure at June 30, 2002, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of June 30, 2002, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

                           Part II - Other Information


Item 4.       Submission of Matters to a Vote of Security Holders

     The Company held its 2002 annual meeting of stockholders on May 15, 2002. The following directors were elected at the annual meeting:

                                                              For             Withheld           Exception
                                                         ---------------    --------------     --------------

         Thomas J. Carley                                     5,774,934            24,910
         James B. Hicks, Ph.D.                                5,774,934            24,910
         Anthony Meeker                                       5,774,934            24,910
         Nancy B. Sherertz                                    5,774,534            25,310
         William W. Sherertz                                  5,688,734           111,110

     The other matters presented for action at the annual meeting were approved by the following vote:

                                                              For              Against            Abstain
                                                         ---------------    --------------     --------------
         Approval of the appointment of
            PricewaterhouseCoopers LLP as
            independent accountants                           5,774,634            25,200                 10


Item 6.       Exhibits and Reports on Form 8-K

              (a) The exhibits  filed  herewith are listed in the Exhibit  Index following the signature page of this report.

              (b) The  following  Current  Reports on Form 8-K were filed by the
                  Registrant during the quarter ended June 30, 2002:

                  The Company filed on April 4, 2002 a Current Report on Form 8-K dated as of April 3, 2002, to report that the Company amended its previously announced operating results for the fourth quarter and 12-months ended December 31, 2001 due to adverse developments related to estimated future costs of workers' compensation claims and, to a lesser extent, an increased estimate for bad debt expense.

                  The Company filed on June 27, 2002 a Current Report on Form 8-K dated as of June 25, 2002, to report that the Company entered into an extension of the term of its Loan Agreement with Wells Fargo Bank, N.A., from July 1, 2002 to September 2, 2002. The Company has agreed to revisions of two financial covenants contained in the Loan Agreement relating to the Company's trailing four-quarter EBITDA and the advance rate under the Loan Agreement at the end of each fiscal quarter.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BARRETT BUSINESS SERVICES, INC.
                                          (Registrant)






Date:  August 12, 2002                   By: /s/ Michael D. Mulholland
                                             -----------------------------------
                                             Michael D. Mulholland
                                             Vice President - Finance
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit


4.6 Amendment, dated June 25, 2002, to Loan Agreement between Registrant and Wells Fargo Bank, N.A., dated May 31, 2000.

11   Statement of Calculation of Basic and Diluted Common Shares Outstanding.

99.1 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.