Form 10-Q
period 2002-09-30
BARRETT BUSINESS SERVICES INC
filed 2002-11-13
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002
                           Commission File No. 0-21886


                         BARRETT BUSINESS SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                  Maryland                           52-0812977
       (State or other jurisdiction of              (IRS Employer
       incorporation or organization)            Identification No.)

           4724 SW Macadam Avenue
              Portland, Oregon                          97239
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

                  Yes [ X ] No [ ]

Number of shares of Common Stock, $.01 par value, outstanding at October 31, 2002 was 5,804,335 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

Part I - Financial Information                                              Page
                                                                            ----

       Item 1.    Financial Statements

                  Balance Sheets - September 30, 2002 and
                  December 31, 2001............................................3

                  Statements of Operations - Three Months
                  Ended September 30, 2002 and 2001............................4

                  Statements of Operations - Nine Months
                  Ended September 30, 2002 and 2001............................5

                  Statements of Cash Flows - Nine Months
                  Ended September 30, 2002 and 2001............................6

                  Notes to Financial Statements................................7

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..................................................11

       Item 3.    Quantitative and Qualitative Disclosure About
                  Market Risk.................................................19

       Item 4.    Controls and Procedures.....................................19


Part II - Other Information

       Item 6.    Exhibits and Reports on Form 8-K............................20


Signatures        ............................................................21


Exhibit Index     ............................................................24

                         Part I - Financial Information

Item 1.       Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                    September 30,       December 31,
                                                                                       2002               2001
                                                                                 -----------------  ------------------
   ASSETS
Current assets:
    Cash and cash equivalents                                                            $    720           $   1,142
    Trade accounts receivable, net                                                         12,794              13,760
    Prepaid expenses and other                                                              1,182               1,022
    Deferred tax assets                                                                     3,153               2,841
                                                                                 -----------------  ------------------
      Total current assets                                                                 17,849              18,765

Goodwill, net                                                                              18,749              18,749
Intangibles, net                                                                               71                 129
Property and equipment, net                                                                 5,359               6,084
Restricted marketable securities and workers' compensation deposits                         4,318               5,425
Deferred tax assets                                                                         1,694               2,268
Other assets                                                                                1,009               1,146
                                                                                 -----------------  ------------------
                                                                                       $   49,049          $   52,566
                                                                                 =================  =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                    $    447            $    708
    Line of credit                                                                          3,576               3,424
    Accounts payable                                                                          641                 686
    Accrued payroll, payroll taxes and related benefits                                     5,892               5,165
    Workers' compensation claims and safety incentive liabilities                           2,912               5,735
    Other accrued liabilities                                                                 452                 389
                                                                                 -----------------  ------------------
      Total current liabilities                                                            13,920              16,107

Long-term debt, net of current portion                                                        487                 922
Customer deposits                                                                             434                 520
Long-term workers' compensation claims liabilities                                          3,501               3,515
Other long-term liabilities                                                                   808                 968
                                                                                 -----------------  ------------------
                                                                                           19,150              22,032
                                                                                 -----------------  ------------------

Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value; 20,500 shares authorized, 5,804
      and 5,847 shares issued and outstanding                                                  58                  58
    Additional paid-in capital                                                              3,264               3,461
    Employee loan                                                                            (107)                (29)
    Retained earnings                                                                      26,684              27,044
                                                                                 -----------------  ------------------
                                                                                           29,899              30,534
                                                                                 -----------------  ------------------
                                                                                       $   49,049          $   52,566
                                                                                 =================  ==================

The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                      ------------------------------------
                                                                                           2002               2001
                                                                                      -----------------  -----------------
Revenues:
    Staffing services                                                                       $  26,935          $  33,538
    Professional employer services                                                             18,710             24,744
                                                                                      -----------------  -----------------

                                                                                               45,645             58,282
                                                                                      -----------------  -----------------

Cost of revenues:
    Direct payroll costs                                                                       35,587             45,271
    Payroll taxes and benefits                                                                  3,627              4,611
    Workers' compensation                                                                       2,058              2,426
                                                                                      -----------------  -----------------

                                                                                               41,272             52,308
                                                                                      -----------------  -----------------

      Gross margin                                                                              4,373              5,974

Selling, general and administrative expenses                                                    3,984              4,741
Depreciation and amortization                                                                     282                818
                                                                                     -----------------  -----------------

      Income from operations                                                                      107                415
                                                                                      -----------------  -----------------

Other (expense) income:
    Interest expense                                                                              (91)               (87)
    Interest income                                                                                50                 72
    Other, net                                                                                     27                  -
                                                                                       -----------------  -----------------

                                                                                                  (14)               (15)
                                                                                       -----------------  -----------------

Income before provision for income taxes                                                           93                400
Provision for income taxes                                                                         37                158
                                                                                       -----------------  -----------------

      Net income                                                                             $     56           $    242
                                                                                       =================  =================

Basic earnings per share                                                                     $    .01           $    .04
                                                                                       =================  =================

Weighted average number of basic shares outstanding                                             5,804              6,152
                                                                                       =================  =================

Diluted earnings per share                                                                   $    .01           $    .04
                                                                                       =================  =================

Weighted average number of diluted shares outstanding                                           5,816              6,180
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

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                      Nine Months Ended
                                                                         September 30,
                                                                 -------------------------------
                                                                    2002             2001
                                                                --------------  ---------------
 Revenues:
    Staffing services                                                $ 74,189         $ 94,759
    Professional employer services                                     55,269           71,227
                                                                --------------  ---------------

                                                                      129,458          165,986
                                                                --------------  ---------------

Cost of revenues:
    Direct payroll costs                                              100,705          128,654
    Payroll taxes and benefits                                         10,839           13,794
    Workers' compensation                                               5,402            7,044
                                                                --------------  ---------------

                                                                      116,946          149,492
                                                                --------------  ---------------

      Gross margin                                                     12,512           16,494

Selling, general and administrative expenses                           12,255           14,269
Depreciation and amortization                                             882            2,469
                                                                --------------  ---------------

      Loss from operations                                               (625)            (244)
                                                                --------------  ---------------

Other income (expense) :
    Interest expense                                                     (188)            (295)
    Interest income                                                       173              226
    Other, net                                                             21               46
                                                                --------------  ---------------

                                                                            6              (23)
                                                                --------------  ---------------

Loss before provision for income taxes                                   (619)            (267)
Benefit from income taxes                                                (259)            (114)
                                                                --------------  ---------------

      Net loss                                                        $  (360)         $  (153)
                                                                ==============  ===============

Basic loss per share                                                  $  (.06)         $  (.02)
                                                                ==============  ===============

Weighted average number of basic shares outstanding                     5,810            6,268
                                                                ==============  ===============

Diluted loss per share                                                $  (.06)         $  (.02)
                                                                ==============  ===============
 Weighted average number of diluted shares outstanding                  5,810            6,268
                                                                ==============  ===============

The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                   --------------------------------
                                                                                         2002             2001
                                                                                   ---------------- ---------------
 Cash flows from operating activities:
    Net loss                                                                              $   (360)       $   (153)
    Reconciliations of net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                          882           2,469
        Gain on sale of property                                                                 -             (46)
        Gain on sales of marketable securities                                                 (24)              -
        Deferred taxes                                                                         262             (80)
    Changes in certain assets and liabilities:
      Trade accounts receivable, net                                                           966           2,889
      Prepaid expenses and other                                                              (160)            (90)
      Accounts payable                                                                         (45)           (239)
      Accrued payroll, payroll taxes and related benefits                                      727             315
      Other accrued liabilities                                                                 63          (1,126)
      Workers' compensation claims and safety incentive liabilities                         (2,837)           (207)
      Customer deposits and other assets, net                                                   51            (127)
      Other long-term liabilities                                                             (160)            136
                                                                                   ---------------- ---------------
       Net cash (used in) provided by operating activities                                    (635)          3,741
                                                                                   ---------------- ---------------

Cash flows from investing activities:
    Proceeds from sale of property                                                               -             266
    Purchase of equipment                                                                      (99)           (239)
    Proceeds from maturities of marketable securities                                        2,708             272
    Proceeds from sales of marketable securities                                               807               -
    Purchase of marketable securities                                                       (2,384)            (60)
                                                                                   ---------------- ---------------
       Net cash provided by investing activities                                             1,032             239
                                                                                   ---------------- ---------------

Cash flows from financing activities:
    Proceeds from credit-line borrowings                                                    37,954          48,488
    Payments on credit-line borrowings                                                     (37,802)        (47,501)
    Payments on long-term debt                                                                (696)         (3,214)
    Payment to shareholder                                                                     (28)              -
    Loan to employee                                                                           (78)              -
    Repurchase of common stock                                                                (183)         (1,485)
    Proceeds from exercise of stock options                                                     14               -
                                                                                   ---------------- ---------------
       Net cash used in financing activities                                                  (819)         (3,712)
                                                                                   ---------------- ---------------

      Net (decrease) increase in cash and cash equivalents                                    (422)            268
Cash and cash equivalents, beginning of period                                               1,142             516
                                                                                   ---------------- ---------------
Cash and cash equivalents, end of period                                                   $   720         $   784
                                                                                   ================ ===============


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

     Pro forma net income, without the amortization of goodwill of $446,000, for the three months ended September 30, 2001 was $574,000. Pro forma net income, without the amortization of goodwill of $1,328,000, for the nine months ended September 30, 2001 was $834,000. Pro forma basic and diluted earnings per share for the three and nine months ended September 30, 2001 were $.09 and $.13, respectively.

     The Company's intangible assets are comprised of covenants not to compete resulting from prior year acquisitions and have contractual lives principally ranging from three to five years. The Company's intangible assets are summarized as follows (in thousands):

                                           September 30,       December 31,
                                                2002               2001
                                          -----------------   ----------------
Covenants not to compete                         $   3,709          $   3,709
Less accumulated amortization                        3,638              3,580
                                          -----------------   ----------------
       Intangibles, net                          $      71          $     129
                                          =================   ================

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


Note 2 - Recent Accounting Pronouncements:

     In July 2002, the FASB issued SFAS 146, "Accounting for the Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002 when they are incurred, rather than when management commits to a plan to exit an activity. This Statement will affect only the timing of the recognition of future restructuring costs and is not expected to have a material effect on the Company's results of operations or financial position.

     In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions." SFAS 147 amends SFAS 72 "Accounting for Certain
Acquisitions of Banking or Thrift Institutions" and SFAS 144 and FASB Interpretation No 9. "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." Except for transactions between two or more mutual enterprises, SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS 141 and SFAS 142. Additionally, SFAS 147 amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. The effective date of SFAS 147 is October 1, 2002, with earlier application permitted. Management believes that the adoption of this statement will not have a material impact on its results of operations or financial position.

                        BARRETT BUSINESS SERVICES, INC.
                    Notes to Financial Statements (Continued)

Note 3 - Provision For Income Taxes:

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                              September 30,        December 31,
                                                                   2002                2001
                                                            -------------------  -----------------
Gross deferred tax assets:
   Workers' compensation claims and safety incentive
     liabilities                                             $   2,401          $   3,517
   Allowance for doubtful accounts                                  77                159
   Book amortization in excess of tax amortization                   -                634
   Deferred compensation                                           524                447
   Net operating losses and tax credits                          2,158                146
   Other                                                           109                303
                                                            -----------        ----------
                                                                 5,269              5,206
                                                            -----------        ----------
Gross deferred tax liabilities:
   Tax depreciation in excess of book depreciation                 (93)               (97)
   Tax amortization in excess of book amortization                (129)                 -
   Other                                                          (200)                 -
                                                            -----------        ----------
                                                                  (422)               (97)
                                                            -----------        ----------
   Net deferred tax assets                                   $   4,847          $   5,109
                                                            ===========        ==========

     The (benefit from) provision for income taxes for the nine months ended September 30, 2002 and 2001 is as follows (in thousands):


                                          Nine Months Ended
                                            September 30,
                                 ------------------------------------
                                       2002               2001
                                 -----------------  -----------------
        Current:
           Federal                       $   (364)           $    (2)
           State                              (85)                (1)
                                 -----------------  -----------------
                                             (449)                (3)
                                 -----------------  -----------------
        Deferred:
           Federal                            128                (88)
           State                               62                (23)
                                 -----------------  -----------------
                                              190               (111)
                                 -----------------  -----------------

             Total benefit               $   (259)          $   (114)
                                 =================  =================


Note 4 - Stock Incentive Plan:

     The Company has a Stock Incentive Plan (the "Plan") which provides for stock-based awards to the Company's employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,550,000.

                        BARRETT BUSINESS SERVICES, INC.
                    Notes to Financial Statements (Continued)

Note 4 - Stock Incentive Plan (Continued):

     The following table summarizes options granted under the Plan in 2002:


Outstanding at December 31, 2001                        252,206        $  1.45  to       $ 17.75

Options granted                                         361,000        $  3.00  to       $  3.87
Options exercised                                        (4,056)       $  3.39  to       $  3.50
Options canceled or expired                             (24,406)       $  3.00  to       $ 17.75
                                                  --------------

Outstanding at September 30, 2002                       584,744        $  1.45  to       $ 17.75
                                                  ==============

Exercisable at September 30, 2002                       148,321
                                                  ==============

Available for grant at September 30, 2002               736,766
                                                  ==============

     The options listed in the table generally become exercisable in four equal annual installments beginning one year after the date of grant.

     On August 22, 2001, the Company offered to all employee optionees who held options with an exercise price of more than $5.85 per share (covering a total of 812,329 shares), the opportunity to voluntarily return for cancellation without payment any stock option award with an exercise price above that price. At the close of the offer period on September 20, 2001, stock options for a total of 797,229 shares were voluntarily surrendered for cancellation. On August 20, 2002, the Compensation Committee of the Company's board of directors approved the issuance of 357,000 options to current employees.

                         BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The  following   table  sets  forth  the   percentages  of  total  revenues
represented by selected items in the Company's Statements of Operations for the three and nine months ended September 30, 2002 and 2001.

                                                            Percentage of Total Revenues
                                                 -----------------------------------------------------
                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                 ------------------------     ------------------------
                                                    2002         2001           2002          2001
                                                 -----------   ----------     ----------    --------
Revenues:
    Staffing services                                  59.0 %       57.5 %         57.3 %      57.1 %
    Professional employer services                     41.0         42.5           42.7        42.9
                                                 -----------   ----------     ----------    --------

                                                      100.0        100.0          100.0       100.0
                                                 -----------   ----------     ----------    --------

Cost of revenues:
    Direct payroll costs                               78.0         77.7           77.8        77.5
    Payroll taxes and benefits                          7.9          7.9            8.4         8.3
    Workers' compensation                               4.5          4.2            4.1         4.3
                                                 -----------   ----------     ----------    --------

      Total cost of revenues                           90.4         89.8           90.3        90.1
                                                 -----------   ----------     ----------    --------

Gross margin                                            9.6         10.2            9.7         9.9

Selling, general and administrative expenses            8.8          8.1            9.5         8.6
Depreciation and amortization                           0.6          1.4            0.7         1.5
                                                 -----------   ----------     ----------    --------

Income (loss) from operations                           0.2          0.7           (0.5)       (0.2)

Other income                                              -            -              -           -
                                                 -----------   ----------     ----------    --------

Pretax income (loss)                                    0.2          0.7           (0.5)       (0.2)

Provision for (benefit from) income taxes               0.1          0.3           (0.2)       (0.1)
                                                 -----------   ----------     ----------    --------

      Net income (loss)                                 0.1 %        0.4 %         (0.3)%      (0.1)%
                                                 ===========   ==========     ==========    ========

Three months ended September 30, 2002 and 2001

     Net income for the third quarter of 2002 was $56,000, a decrease of $186,000 from net income of $242,000 for the third quarter of 2001. The decline for the third quarter of 2002 was attributable to lower gross margin dollars, as a result of a 21.8% decline in revenues, offset in part by lower selling, general and administrative expenses and lower depreciation and amortization. Basic and diluted earnings per share for the third quarter of 2002 were $.01 as compared to basic and diluted earnings per share of $.04 for the 2001 third quarter. Cash flow per share (defined as net income plus depreciation and amortization divided by weighted average diluted shares outstanding) for the 2002 third quarter totaled a positive $.06 as compared to a positive $.17 for the 2001 third quarter.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

     Revenues for the third quarter of 2002 totaled approximately $45.6 million, a decrease of approximately $12.7 million or 21.8% from the third quarter of 2001. The decrease in revenues reflects the general downturn in business conditions in the Company's market areas, particularly in the Company's Northern California operations, which accounted for approximately 49.7% of the decline in total revenues. The Company's Northern California operations continue to be adversely affected by the continued downturn in the "high-tech" industry and related sectors. On a sequential basis, revenues for the third quarter of 2002 increased 6.5% over the 2002 second quarter, as three of the Company's five geographic markets generated higher revenues for the 2002 third quarter as compared to the second quarter of 2002. Management attributes the sequential growth in revenues to seasonality and to a lesser extent to several new branch office managers hired by the Company over the past several months. Management expects that continued revenue growth in the future will be difficult to achieve for the foreseeable future in view of generally soft economic conditions.

     Staffing services revenue decreased approximately $6.6 million or 19.7% primarily due to a decline in demand for personnel in the majority of areas in which the Company does business. Professional employer ("PEO") services revenue decreased approximately $6.0 million or 24.4%, which was primarily due to a 48.6% decline in the Company's Northern California operations resulting from a softening in demand from existing customers, coupled with management's decision to discontinue the Company's business relationship with customers who generated insufficient margins or demonstrated an inability to adhere consistently to credit terms. The larger percentage decline in PEO services revenue resulted in a decrease in the share of PEO services from 42.7% of total revenues for the third quarter of 2001 to 41.0% for the third quarter of 2002. The share of revenues for staffing services had a corresponding increase from 57.3% of total revenues for the third quarter of 2001 to 59.0% for the third quarter of 2002.

     Gross margin for the third quarter of 2002 totaled approximately $4.4 million, which represented a decrease of $1.6 million or 26.8% from the third quarter of 2001 primarily resulting from the 21.8% decline in revenues experienced in the third quarter of 2002. The gross margin percent decreased from 10.2% of revenues for the third quarter of 2001 to 9.6% for the third quarter of 2002. The decrease in the gross margin percentage was due to higher direct payroll costs and higher workers' compensation expense, as a percentage of revenues. The increase in direct payroll costs, as a percentage of revenues, for the third quarter of 2002 reflects the current mix of services to the current customer base rather than an erosion of the Company's mark-up rates for its services. Workers' compensation expense for the third quarter of 2002 totaled $2.1 million or 4.5% of revenues, which compares to $2.4 million or 4.2% of revenues for the third quarter of 2001. The decline in workers' compensation expense, in terms of total dollars, was primarily due to a decrease in the number of injury claims in the 2002 third quarter compared to the same period in 2001, which is consistent with the downturn in the Company's business.

     Selling, general and administrative ("SG&A") expenses for the 2002 third quarter amounted to approximately $4.0 million, a decrease of $757,000 or 16.0% from the comparable period in 2001. SG&A expenses, expressed as a percentage of revenues, increased from 8.1%

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

for the third quarter of 2001 to 8.8% for the third quarter of 2002. The decrease in total dollars from 2001 was primarily attributable to reductions in branch office management personnel and related expenses as a result of the downturn in business.

     Depreciation and amortization totaled $282,000 or 0.6% of revenues for the third quarter of 2002, as compared to $818,000 or 1.4% of revenues for the same period in 2001. The decrease of $536,000 was principally due to the Company's adoption of SFAS 142 effective January 1, 2002, whereby the Company ceased the amortization of its recorded goodwill. The third quarter of 2001 included $446,000 of goodwill amortization. (See Note 1 to the financial statements.)

     Other expense totaled $14,000 for the third quarter of 2002, which compares to $15,000 of other expense for the third quarter of 2001. The increase in other, net was offset in part by a small increase in net interest expense and by lower interest income.

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

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

     After several years of study, on April 24, 2002, the Internal Revenue Service ("IRS") issued Revenue Procedure 2002-21 ("Rev Proc") to provide relief with respect to certain defined contribution retirement plans maintained by a PEO that benefit worksite employees. The Rev Proc outlines the steps necessary for a PEO to avoid plan disqualification for violating the exclusive benefit rule. Essentially, a PEO must either (1) terminate its plan; (2) convert its plan to a "multiple employer plan" by December 31, 2003; or (3) transfer the plan assets and liabilities to a customer plan. Although management has not fully evaluated the Rev Proc to determine which alternatives the Company will pursue to maintain the qualified status of its plans, it believes that the Company has adequate time to fully evaluate the Rev Proc and to develop a comprehensive timetable to ensure compliance with the new law. Under the Rev Proc, the Company must file a notice with the IRS by May 2, 2003, indicating the actions the Company intends to take.


Nine Months Ended September 30, 2002 and 2001

     Net loss for the nine months ended September 30, 2002 was $360,000, a decline of $207,000 from the net loss of $153,000 for the same period in 2001. The increased loss was attributable to lower gross margin dollars primarily due to a 22.0% decrease in revenue, partially offset by a 14.1% reduction in SG&A expenses and a 64.3% reduction in depreciation and amortization expenses. Basic and diluted loss per share for the first nine months of 2002 were $.06 as compared to basic and diluted loss per share of $.02 for the same period of 2001. Cash flow per share (defined as net income (loss) plus depreciation and amortization divided by weighted average diluted shares outstanding) for the first nine months of 2002 totaled a positive $.09 as compared to a positive $.37 for the 2001 comparable period.

     Revenues for the nine months ended September 30, 2002 totaled approximately $129.5 million, a decrease of approximately $36.5 million or 22.0% from the similar period in 2001. The decrease in total revenues was primarily due to the continued softening of business conditions in the Company's market areas, particularly in the Company's Northern California operations, which accounted for approximately 45.0% of the decline in total revenues for the first nine months of 2002.

     Gross margin for the nine months ended September 30, 2002 totaled approximately $12.5 million, which represented a decrease of $4.0 million or 24.1% from the similar period of 2001. The gross margin percent decreased from 9.9% of revenues for the nine-month period of 2001 to 9.7% for the same period of 2002. The small decrease in the gross margin percentage was primarily due to higher direct payroll costs and slightly higher payroll taxes and benefits, offset in part by lower workers' compensation expense. The increase in direct payroll costs, as a percentage of revenues, from 77.5% to 77.8%, primarily reflects to the current mix of services to the current customer base. The small increase in payroll taxes and benefits for the nine-month period of 2002 was primarily attributable to slightly higher state unemployment tax rates in various states in which the Company operates as compared to the nine-month period of 2001. Workers' compensation expense for the nine months ended September 30, 2002 totaled $5.4 million or 4.1% of revenues, which compares to $7.0 million or 4.3% of revenues for the

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

similar period of 2001. The decline in workers' compensation expense, in terms of total dollars and as a percentage of revenues, for the 2002 period was primarily due to a decrease in the number of injury claims for the nine month period of 2002 compared to the same period in 2001.

     SG&A expenses for the nine months ended September 30, 2002 amounted to approximately $12.3 million, a decrease of $2.0 million or 14.1% from the similar period of 2001. SG&A expenses, expressed as a percentage of revenues, increased from 8.6% for the nine-month period of 2001 to 9.5% for the same period of 2002. The decrease in total SG&A dollars was primarily due to reductions in branch management personnel and related expenses as a result of the downturn in business.

     Depreciation and amortization totaled $882,000 or 0.7% of revenues for the nine months ended September 30, 2002, which compares to $2.5 million or 1.5% of revenues for the same period of 2001. The decreased expense was primarily due to the Company's adoption of SFAS 142 effective January 1, 2002, whereby the Company ceased the amortization of its recorded goodwill. The first nine months of 2001 included $1,328,000 of goodwill amortization. (See Note 1 to the financial statements.)

     Other income totaled $6,000 for the nine-month period ended September 30, 2002, which compares to $23,000 of other expense for the comparable 2001 period. The increase in income was primarily due to a reduction in net interest expense attributable to lower debt levels during the first nine months of 2002 as compared to the similar period of 2001 offset, in part, by lower interest income and other, net.


Liquidity and Capital Resources

     The Company's cash position of $720,000 at September 30, 2002 decreased by $422,000 from December 31, 2001, which compares to an increase of $268,000 for the comparable period in 2001. The decrease in cash at September 30, 2002, as compared to December 31, 2001, was primarily attributable to payments on workers' compensation claims liabilities and long-term debt offset in part by cash provided by proceeds from maturities of marketable securities, net of purchases.

     Net cash used in operating activities for the nine months ended September 30, 2002 amounted to $635,000, as compared to $3,741,000 of net cash provided by operating activities for the comparable 2001 period. For the nine months ended September 30, 2002, net cash used in operating activities was primarily for payments on workers' compensation claims and safety incentive liabilities of $2,837,000, offset in part by decreases in trade accounts receivable and increases in accrued payroll and related benefits totaling $1,693,000.

     Net cash provided by investing activities totaled $1,032,000 for the nine months ended September 30, 2002, as compared to $239,000 net cash provided by investing activities for the similar 2001 period. For the 2002 period, the principal source of cash provided by investing

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

activities was from net proceeds of $3,515,000 from maturities and sales of marketable securities, offset in part by $2,384,000 of net purchases of marketable securities. The Company presently has no material long-term capital commitments.

     Net cash used in financing activities for the nine-month period ended September 30, 2002 was $819,000, compared to $3,712,000 net cash used in financing activities for the similar 2001 period. For the 2002 period, the principal use of cash for financing activities was $696,000 of payments made on long-term debt, primarily related to the $8,000,000 three-year term loan in connection with the Company's 1999 acquisition of Temporary Skills Unlimited, Inc., and $183,000 used to repurchase the Company's common stock, offset in part by $152,000 of net borrowings on the Company's revolving credit line. The Company's three-year term loan was paid in full on schedule as of May 31, 2002.

     The Company's business strategy continues to focus on growth through the expansion of operations at existing offices, together with the selective acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated.

     Effective September 2, 2002, the Company entered into an Amended and Restated Credit Agreement with its principal bank. The Agreement provides for a revolving credit facility of up to $11.0 million, which includes a subfeature under the line of credit for standby letters of credit for not more than $5.5 million, as to which approximately $5.47 million were outstanding as of September 30, 2002, and a term loan in the original amount of $693,750 bearing interest at an annual rate 7.4%, as to which the outstanding principal balance was approximately $360,000 as of September 30, 2002.

     Under the terms of the Agreement, the Company's total outstanding borrowings, to a maximum of $11.0 million, may not at any time exceed an aggregate of (i) 85% of the Company's eligible billed accounts receivable, plus
(ii) 65% of the Company's eligible unbilled accounts receivable (not to exceed $2.5 million), plus (iii) 75% of the appraised value of the Company's real property mortgaged to the bank, minus amounts outstanding under the term loan. Advances will bear interest at an annual rate of prime rate plus one percent. The Agreement expires April 30, 2003. The revolving credit facility is secured by the Company's assets, including, without limitation, its accounts receivable, equipment, intellectual property, real property and bank deposits, and may be prepaid at anytime without penalty. Pursuant to the Agreement, the Company is required to maintain compliance with the following financial covenants: (1) a Current Ratio not less than 1.10 to 1.0 prior to December 31, 2002, and not less than 1.15 to 1.0 as of December 31, 2002 and thereafter, with "Current Ratio" defined as total current assets divided by total current liabilities; (2) EBITDA not less than negative $2,750,000 as of the quarter ending September 30, 2002, not less than $850,000 as of the quarter ending December 31, 2002, and not less than $1,500,000 as of the quarter ending March 31, 2003, measured on a trailing four-quarter basis, with "EBITDA" defined as net profit before taxes, interest expense (net of capitalized interest expense), depreciation expense and

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

amortization expense; (3) Funded Debt to EBITDA Ratio not more than 7.0 to 1.0 as of December 31, 2002 and not more than 3.25 to 1.0 as of March 31, 2003, with "Funded Debt" defined as all borrowed funds plus the amount of all capitalized lease obligations of the Company and "Funded Debt to EBITDA Ratio" defined as Funded Debt divided by EBITDA; and (4) EBITDA Coverage Ratio not less than 0.75 to 1.0 as of December 31, 2002 and not less than 1.50 to 1.0 as of March 31, 2003, with "EBITDA Coverage Ratio" defined as EBITDA divided by the aggregate of total interest expense plus the prior period current maturity of long-term debt and the prior period current maturity of subordinated debt. The Company was in full compliance with the foregoing financial covenants as of September 30, 2002.

     In addition, under the Agreement, the Company may not, without the Bank's prior consent, among other things, use proceeds from the revolving credit facility other than for working capital, incur additional indebtedness, merge or consolidate with any other entity, sell or otherwise dispose of a substantial portion of the Company's assets, acquire all or substantially all of the assets of any other entity in any transaction involving a purchase price of $5,000,000 or more, make any substantial change in the nature of the Company's business, make any guaranty of, or otherwise become liable for, the indebtedness of others, make any loans or other investments in other persons or entities, or grant a security interest in its assets. Management expects that the funds anticipated to be generated from operations, together with the bank-provided credit facility and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

     In February 1999, the Company's board of directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the board of directors has approved six increases in the total number of shares or dollars authorized to be repurchased under the program. As of November 12, 2002, the repurchase program had remaining authorized availability of $41,400 for the repurchase of additional shares. During the first nine months of 2002, the Company repurchased 47,600 shares at an aggregate price of $183,200. Since the inception of the repurchase program through November 12, 2002, the Company has repurchased 1,900,900 shares for an aggregate price of $8,589,600. Management anticipates that the capital necessary to continue this program will be provided by existing cash balances and other available resources.


Inflation

     Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.


Forward-Looking Information

     Statements in this report which are not historical in nature, including discussion of economic conditions in the Company's market areas and effect on revenue growth, the potential

                        BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

                        BARRETT BUSINESS SERVICES, INC.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of September 30, 2002, the Company had interest-bearing debt obligations of approximately $4.5 million, of which approximately $3.6 million bears interest at a variable rate and approximately $0.9 million at a fixed rate of interest. The variable rate debt is comprised of approximately $3.6 million outstanding under a secured revolving credit facility, which bears interest at the prime rate plus 1.0%. Based on the Company's overall interest exposure at September 30, 2002, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of September 30, 2002, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.


Item 4. Controls and Procedures

        (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and its chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), which are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis, on November 12, 2002 and have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is brought to their attention on a timely basis.

        (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses identified in the Company's internal controls. As a result, no corrective actions were undertaken.

                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

        (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

        (b) The following Current Report on Form 8-K was filed by the Registrant during the quarter ended September 30, 2002:

                      The Company filed on September 4, 2002 a Current Report on Form 8-K dated as of August 28, 2002, to report that the Company entered into an Amended and Restated Credit Agreement, effective September 2, 2002, with Wells Fargo Bank, N.A.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BARRETT BUSINESS SERVICES, INC.
                                        (Registrant)






Date:  November 12, 2002                 /s/ Michael D. Mulholland
                                         --------------------------------------
                                            Michael D. Mulholland
                                            Vice President - Finance
                                            (Principal Financial Officer)

CERTIFICATIONS


I, William W. Sherertz certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q of Barrett Business Services, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

   4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the Company, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

   6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                   /s/ William W. Sherertz
                                           -------------------------------------
                                           William W. Sherertz
                                           Chief Executive Officer

I, Michael D. Mulholland certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q of Barrett Business Services, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

   4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the Company, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

   6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                      /s/ Michael D. Mulholland
                                              ----------------------------------
                                              Michael D. Mulholland
                                              Chief Financial Officer

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