Form 10-K
period 2002-12-31
BARRETT BUSINESS SERVICES INC
filed 2003-04-15
CIK 902791

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

                   For the fiscal year ended December 31, 2002
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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark whether the Registrant is an accelerated filer (as indicated by Exchange Act Rule 12 b-2) Yes _ No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ----

     State  the   aggregate   market   value  of  the  common   equity  held  by
non-affiliates of the Registrant: $8,164,615 at June 28, 2002.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             Class                          Outstanding at February 28, 2003
             -----                          --------------------------------
Common Stock, Par Value $.01 Per Share              5,751,035 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.

                         BARRETT BUSINESS SERVICES, INC.
                         2002 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                        PART I                              Page
                                                                            ----

Item 1.    Business                                                            2

Item 2.    Properties                                                         11

Item 3.    Legal Proceedings                                                  11

Item 4.    Submission of Matters to a Vote of Security Holders                12

           Executive Officers of the Registrant                               12

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder      13
           Matters

Item 6.    Selected Financial Data                                            14

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              15

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         25

Item 8.    Financial Statements and Supplementary Data                        25

Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure                                               25

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                 26

Item 11.   Executive Compensation                                             26

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    26

Item 13.   Certain Relationships and Related Transactions                     26

Item 14.   Controls and Procedures                                            27


                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   28

Financial Statements                                                         F-1

Signatures and Certifications

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

     Barrett's range of services and expertise in human resource management encompasses five major categories: payroll processing, employee benefits and administration, workers' compensation coverage, effective risk management and workplace safety programs, and human resource administration, which includes functions such as recruiting, interviewing, drug testing, hiring, placement, training and regulatory compliance. These services are typically provided through a variety of contractual arrangements, as part of either a traditional staffing service or a professional employer organization ("PEO") service. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing, and comprehensive on-site personnel management responsibilities. In a PEO arrangement, the Company enters into a contract to become a co-employer of the client company's existing workforce and assumes responsibility for some or all of the human resource management responsibilities. The Company's target PEO clients typically have limited resources available to effectively manage these matters. The Company believes that its ability to offer clients a broad mix of staffing and PEO services differentiates it from its competitors and benefits its clients through
(i) lower recruiting and personnel administration costs, (ii) decreases in payroll expenses due to lower workers' compensation and health insurance costs,
(iii) improvements in workplace safety and employee benefits, (iv) lower employee turnover and (v) reductions in management resources expended in employment-related regulatory compliance. For 2002, Barrett's staffing services revenues represented 88.5% of total revenues, compared to 11.5% for PEO services revenues.

     Barrett provides services to a diverse array of customers, including, among others, electronics manufacturers, various light-manufacturing industries, forest products and agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in numerous construction-related fields and various professional services firms. During 2002, the Company provided staffing services to approximately 2,900 customers, down from 3,300 in 2001. Although a majority of the Company's staffing customers are small to mid-sized businesses, during 2002 approximately 20 of the Company's customers each utilized Barrett employees in a number ranging from at least 200 employees to as many as 425 employees through various staffing services arrangements. In addition, Barrett had approximately 300 PEO clients at December 31, 2002, compared to 380 at December 31, 2001 and Barrett employed approximately 3,100 and 3,500 employees pursuant to PEO contracts at December 31, 2002 and 2001, respectively. The decrease in the number of PEO customers at December 31, 2002 was primarily due to the Company's decision to discontinue doing business with customers who were not providing adequate profit margins or represented unacceptable levels of risk associated with credit or workplace safety.

                                     PART I

     The Company operates through a network of 26 branch offices in Oregon, California, Washington, Maryland, Delaware, Arizona and North Carolina. Barrett also has several smaller recruiting offices in its general market areas under the direction of a branch office.

OPERATING STRATEGIES
     The Company's principal operating strategies are to: (i) provide effective human resource management services through a unique and efficient blend of staffing and PEO arrangements, (ii) promote a decentralized and autonomous management philosophy and structure, (iii) leverage branch office economies of scale, (iv) motivate employees through regular profit sharing and (v) control workers' compensation costs through effective risk management.

GROWTH STRATEGIES
     The Company's principal growth strategies are to: (i) support, strengthen and expand branch office operations, (ii) enhance management information systems to support continued growth and to improve customer services and (iii) expand through acquisitions of human resource-related businesses in new and existing geographic markets.

ACQUISITIONS
     The Company reviews acquisition opportunities on a periodic basis. While growth through acquisition has historically been a major element of the Company's overall strategic growth plan, there can be no assurance that any additional acquisitions will be completed in the foreseeable future, or that any future acquisitions will have a positive effect on the Company's performance. Acquisitions involve a number of potential risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, exposure to workers' compensation and other costs in differing regulatory environments, adverse short-term effects on the Company's operating results and integration of management information systems. Management's current focus is on returning the Company to profitability rather than pursuing acquisition opportunities.

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

                                     PART I

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

                                     PART I

     In an on-site management arrangement, Barrett places an experienced manager on site at a customer's place of business. The manager is responsible for conducting all recruiting, screening, interviewing, testing, hiring and employee placement functions at the customer's facility for a long-term or indefinite period.

     The Company's staffing services customers operate in a broad range of businesses, including forest products and agriculture-based companies, electronic manufacturers, transportation and shipping companies, food processors, professional firms and construction contractors. Such customers range in size from small local firms to companies with international operations, which use Barrett's services on a domestic basis. None of the Company's staffing services customers individually accounted for more than 3% of its total 2002 revenues.

     In 2002, the light industrial sector generated approximately 73% of the Company's staffing services revenues, while clerical office staff accounted for 21% of such revenues and technical personnel represented the balance of 6%. Light industrial workers in the Company's employ perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers and drafters of electronic parts.

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

                                     PART I

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

     The Company began offering PEO services to Oregon customers in 1990 and subsequently expanded these services to other states. The Company has entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses with up to 100 employees. None of the Company's PEO clients individually accounted for more than 3% of its total annual revenues during 2002.

     Prior to entering into a co-employer arrangement, the Company performs an analysis of the potential client's actual personnel and workers' compensation costs based on information provided by the customer. Barrett introduces its workplace safety program and recommends improvements in procedures and equipment following a safety inspection of the customer's facilities which the potential client must agree to implement as part of the co-employer arrangement. Barrett also offers financial incentives to PEO clients to maintain a safe-work environment.

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

SALES AND MARKETING
     The Company's marketing efforts are principally focused on branch-level development of local business relationships. On a regional and national level, efforts are made to expand and align the Company's services to fulfill the needs of local customers with multiple locations, which may include using on-site Barrett personnel and the opening of additional offices to better serve a customer's broader geographic needs.

BILLING
     Through centralized operations at the Company's headquarters in Portland, Oregon, the Company prepares invoices weekly for its staffing services customers and following the end of each payroll period for PEO clients. Health insurance premiums are passed through to PEO clients. Payment terms for most PEO clients are due on the invoice date.

                                     PART I

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

     ELEMENTS OF WORKERS' COMPENSATION SYSTEM. State law (and, for certain types of employees, federal law) generally mandates that an employer reimburse its employees for the costs of medical care and other specified benefits for injuries or illnesses, including catastrophic injuries and fatalities, incurred in the course and scope of employment. The benefits payable for various categories of claims are determined by state regulation and vary with the severity and nature of the injury or illness and other specified factors. In return for this guaranteed protection, workers' compensation is an exclusive remedy and employees are generally precluded from seeking other damages from their employer for workplace injuries. Most states require employers to maintain workers' compensation insurance or otherwise demonstrate financial responsibility to meet workers' compensation obligations to employees. In many states, employers who meet certain financial and other requirements are permitted to self-insure.

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

     To manage its financial exposure from the incidence of catastrophic injuries and fatalities, the Company maintains excess workers' compensation insurance pursuant to an annual policy with a major insurance company. Through December 31, 2001, such excess insurance included a self-insured retention or deductible of $350,000. Beginning January 1, 2002, the Company's excess workers' compensation insurance policy provided coverage for single occurrences exceeding $750,000 with statutory limits. Effective January 1, 2003, the per occurrence retention remained at $750,000, but the policy limit was changed to $20 million. The excess-insurance policy contains standard exclusions from coverage, including punitive damages, fines or penalties in connection with violation of any statute or regulation and losses covered by other insurance or indemnity provisions.

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

                                     PART I

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

     ELEMENTS OF SELF-INSURANCE COSTS. The costs associated with the Company's self-insured workers' compensation program include case reserves for reported claims, an additional expense provision for unanticipated increases in the cost of open injury claims (known as "adverse loss development") and for claims incurred in prior periods but not reported (referred to as "IBNR"), fees payable to the Company's TPAs, additional claims administration expenses, administrative fees payable to state and federal workers' compensation regulatory agencies, premiums for excess workers' compensation insurance and legal fees. Although not directly related to the size of the Company's payroll, the number of claims and correlative loss payments may be expected to increase with growth in the total number of employees. The state assessments are typically based on payroll amounts and, to a limited extent, the amount of permanent disability awards during the previous year. Excess insurance premiums are also based in part on the size and risk profile of the Company's payroll and loss experience.

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

     As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates, and as other data becomes available, these estimates are revised, which may result in increases  or  decreases  in  existing  case  reserves.  Barrett  has  engaged a nationally-recognized, independent actuary to review annually the Company's total workers' compensation claims liability and reserving practices. Based in part on such review, the Company believes its total accrued workers' compensation claims liabilities at December 31, 2002, are adequate. It is possible, however, that the Company's actual future workers' compensation obligations may exceed the amount of its accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims, and the effect, if any, of claims incurred but not reported. Refer to Part II, Item 7, under the heading "Critical Accounting Policies".

     Approximately one-fifth of the Company's total payroll exposure was in relatively high-risk industries with respect to workplace injuries, including trucking, construction and certain warehousing activities. Failure to successfully manage the severity and frequency of workers' compensation injuries results in increased workers' compensation expense and has a

                                     PART I


negative effect, which may be substantial, on the Company's operating results and financial condition. Management maintains clear guidelines for its branch office managers, account managers, and risk managers directly tying their continued employment with the Company to their diligence in understanding and addressing the risks of accident or injury associated with the industries in which client companies operate and in monitoring the compliance by clients with workplace safety requirements. The Company has a policy of "zero tolerance" for avoidable workplace injuries.

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

EMPLOYEES AND EMPLOYEE BENEFITS
     At December 31, 2002, the Company had approximately 8,380 employees, including approximately 5,100 staffing services employees, approximately 3,100 PEO employees and approximately 180 managerial, sales and administrative employees. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. During 2002, less than 1% of the Company's employees were covered by a collective bargaining agreement. Each of Barrett's managerial, sales and administrative employees has entered into a standard form of employment agreement which, among other provisions, contains covenants not to engage in certain activities in competition with the Company for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. Barrett believes its employee relations are good.

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

     Although there are believed to be at least 800 companies currently offering PEO services in the U.S., many of these potential competitors are located in states in which the Company presently does not operate. Barrett believes that there are approximately 60 firms offering PEO services in Oregon, but the Company has the largest presence in the state. During 2002, approximately 63% and 31% of the Company's PEO service fee revenues were earned in Oregon and California, respectively.

                                     PART I

     The Company may face additional PEO competition in the future from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. Certain PEO companies operating in areas in which Barrett does not now, but may in the future, offer its services have greater financial and marketing resources than the Company, such as Administaff, Inc., Gevity HR, Inc. and Paychex, Inc., among others. Competition in the PEO industry is based largely on price, although service and quality can also provide competitive advantages. Barrett believes that its past growth in PEO service fee revenues is attributable to its ability to provide small and mid-sized companies with the opportunity to provide enhanced benefits to their employees while reducing their overall personnel administration and workers' compensation costs. The Company's competitive advantage may be adversely affected by a substantial increase in the costs of maintaining its self-insured workers' compensation program. A general market decrease in the level of workers' compensation insurance premiums may also decrease demand for PEO services.


Item 2.  PROPERTIES

     The Company provides staffing and PEO services through all 26 of its branch offices. The following table shows the number of branch offices located in each state in which the Company operates. The Company's California and Oregon offices accounted for 44% and 30%, respectively, of its total revenues in 2002. The Company also leases office space in other locations in its market areas which it uses to recruit and place employees.

                                      Number of
                                      Branch
                      State           Offices
                ------------------   -----------

                Arizona                  1
                California              10
                Oregon                   9
                Washington               1
                Maryland                 3
                Delaware                 1
                North Carolina           1

     The Company's corporate headquarters are located in an office building in Portland, Oregon, with approximately 9,500 square feet of office space. The building is subject to a mortgage loan with a principal balance of approximately $347,000 at December 31, 2002. The Company also owns one other office building, in Portland, Oregon with approximately 8,200 square feet of office space, which houses its Portland/Bridgeport branch office. The Company recently entered into a definitive agreement with a third party for the sale and leaseback of both properties to the Company pursuant to long-term leases. Refer to Part II, Item 7, under the heading "Liquidity and Capital Resources" below.

     Barrett leases office space for its other branch offices. At December 31, 2002, such leases had expiration dates ranging from less than one year to five years, with total minimum payments through 2007 of approximately $2,747,000.


Item 3.  LEGAL PROCEEDINGS

     There were no material legal proceedings pending against the Company at December 31, 2002, or during the period beginning with that date through March 31, 2003.

                                     PART I

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2002.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table identifies, as of February 28, 2003, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

                                                                  Officer
       Name        Age       Principal Positions and               Since
                             Business Experience
--------------------------------------------------------------------------------

William W.          57       President; Chief Executive            1980
Sherertz                     Officer; Director

Michael D.          51       Vice President-Finance and            1994
Mulholland                   Secretary; Chief Financial
                             Officer

Gregory R. Vaughn   47       Vice President                        1998

James D. Miller     39       Controller and Assistant              1994
                             Secretary; Principal Accounting
                             Officer

-------------------------------

     William W. Sherertz has acted as Chief Executive Officer of the Company since 1980. He has also been a director of the Company since 1980, and was appointed President of the Company in March 1993. Mr. Sherertz also serves as Chairman of the Board of Directors.

     Michael D. Mulholland joined the Company in August 1994 as Vice President-Finance and Secretary. From 1988 to 1994, Mr. Mulholland was employed by Sprouse-Reitz Stores Inc. ("Sprouse"), a former Nasdaq-listed retail company, serving as its Executive Vice President, Chief Financial Officer and Secretary. Prior to Sprouse, Mr. Mulholland held senior management positions with Lamb-Weston, Inc., a food processing company, from 1985 to 1988, and Keil, Inc., a regional retail company, from 1978 to 1985. Mr. Mulholland, a certified public accountant on inactive status, was also employed by Touche Ross & Co., now known as Deloitte & Touche LLP.

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

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock (the "Common Stock") trades on The Nasdaq Stock Market's SmallCap(TM) tier under the symbol "BBSI." At February 28, 2003, there were 61 stockholders of record and approximately 500 beneficial owners of the Common Stock. The Company has not declared or paid any cash dividends since the closing of its initial public offering of Common Stock on June 18, 1993, and has no present plan to pay any cash dividends in the foreseeable future. The following table presents the high and low sales prices of the Common Stock for each quarterly period during the last two fiscal years, as reported by The Nasdaq Stock Market:


                                        High            Low
                                    -----------      ---------
        2001
        ----
          First Quarter              $     4.00      $    3.38
          Second Quarter                   3.97           3.30
          Third Quarter                    4.25           3.05
          Fourth Quarter                   5.06           3.04

        2002
        ----
          First Quarter              $     4.00      $    3.15
          Second Quarter                   4.00           2.74
          Third Quarter                    3.50           2.01
          Fourth Quarter                   4.00           2.67

                                    PART II

Item 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's financial statements and the accompanying notes listed in Item 15 of this report. The Company's financial statements for the years ended December 31, 2001, 2000, 1999 and 1998 have been restated because the Company has determined that it is not the primary obligor for the services provided by employees pursuant to its PEO arrangements. Accordingly, the requirements of EITF 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent", require that it not reflect the direct payroll costs paid to such employees and its PEO customers in both revenues and cost of revenues. Professional employer service fees and direct payroll costs were both reduced by $77,272, $111,838, $128,426 and $113,710 (in thousands) for the years ended December 31, 2001, 2000, 1999 and 1998, respectively. Quarterly amounts appearing in Note 17 have been restated for the first, second, and third quarters of 2002 and all quarters for the years ended December 31, 2001 and 2000.

                                                                            Year Ended December 31,
                                                         2002          2001          2000          1999          1998
                                                     ------------- ------------- ------------- ------------- -------------

(In thousands, except per share data)                                     As Restated, see Note 1 of
                                                                        Notes to Financial Statements
                                                                   -------------------------------------------------------
Statement of operations:
    Revenues:
      Staffing services                                  $  96,750     $ 123,110     $ 188,500     $ 194,991     $ 165,443
      Professional employer service fees                    12,558        16,281        22,128        24,433        23,876
                                                     ------------- ------------- ------------- ------------- -------------

        Total                                              109,308       139,391       210,628       219,424       189,319
                                                     ------------- ------------- ------------- ------------- -------------

    Cost of revenues:
      Direct payroll costs                                  71,515        90,750       139,177       141,623       121,555
      Payroll taxes and benefits                            14,062        17,635        27,007        28,603        25,550
      Workers' compensation                                  8,766        12,971        12,639        11,702        10,190
                                                     ------------- ------------- ------------- ------------- -------------

        Total                                               94,343       121,356       178,823       181,928       157,295
                                                     ------------- ------------- ------------- ------------- -------------

    Gross margin                                            14,965        18,035        31,805        37,496        32,024
    Selling, general and administrative expenses            16,008        18,737        24,583        25,957        23,012
    Merger expenses                                             -             -             -             -            750
    Depreciation and amortization                            1,162         3,277         3,192         2,461         1,785
                                                     ------------- ------------- ------------- ------------- -------------

    (Loss) income from operations                           (2,205)       (3,979)        4,030         9,078         6,477
                                                     ------------- ------------- ------------- ------------- -------------
    Other (expense) income:
      Interest expense                                        (278)         (359)         (830)         (634)         (173)
      Interest income                                          217           297           341           357           441
      Other, net                                                21            45             6            32            (1)
                                                     ------------- ------------- ------------- ------------- -------------

        Total                                                  (40)          (17)         (483)         (245)          267
                                                     ------------- ------------- ------------- ------------- -------------

    (Loss) income before income taxes                       (2,245)       (3,996)        3,547         8,833         6,744
    (Benefit from) provision for income taxes                 (892)       (1,574)        1,446         3,684         2,923
                                                     ------------- ------------- ------------- ------------- -------------

        Net (loss) income                                $  (1,353)    $  (2,422)    $   2,101     $   5,149     $   3,821
                                                     ============= ============= ============= ============= =============

    Basic (loss) earnings per share                      $    (.23)    $    (.39)    $     .29     $     .68     $     .50
                                                     ============= ============= ============= ============= =============

    Weighted average number of basic shares
      outstanding                                            5,804         6,193         7,237         7,581         7,664
                                                     ============= ============= ============= ============= =============

    Diluted (loss) earnings per share                    $    (.23)    $    (.39)    $     .29     $     .68     $     .50
                                                     ============= ============= ============= ============= =============

    Weighted average number of diluted shares
      outstanding                                            5,804         6,193         7,277         7,627         7,711
                                                     ============= ============= ============= ============= =============

Selected balance sheet data:
    Working capital                                      $   2,235     $   2,658     $   3,731     $   7,688     $  13,272
    Total assets                                            47,297        52,566        60,865        70,504        52,770
    Long-term debt, net of current portion                     488           922         2,283         5,007         1,503
    Stockholders' equity                                    28,785        30,534        34,917        37,329        33,702

                                    PART II

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
     The  Company's  revenues  consist of  staffing  services  and  professional employer organization ("PEO") service fees. Staffing services revenues are derived from services performed for short-term staffing, contract staffing and on-site management. PEO service fees refer exclusively to co-employer contractual agreements with PEO clients. The Company's revenues from staffing services represent all amounts invoiced to customers for direct payroll, employer payroll related taxes, workers' compensation coverage and a service fee (equivalent to a mark-up percentage). PEO service fee revenues are recognized in accordance with EITF 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent." As such, the Company's PEO service fee revenues include amounts invoiced to PEO customers for employer payroll related taxes, workers'
compensation coverage and a gross profit. Thus, amounts invoiced to PEO customers for salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment are excluded from PEO service fee revenues and cost of revenues. The Company's Oregon and California offices accounted for approximately 74% of its total revenues in 2002. Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company's financial results. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers' compensation claims cost objectives.

     The Company's cost of revenues is comprised of direct payroll costs for staffing services, employer payroll related taxes and employee benefits and workers' compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer's portion of Social Security and Medicare taxes, federal unemployment taxes, state unemployment taxes and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by the customer. Workers' compensation expense consists primarily of the costs associated with the Company's self-insured workers' compensation program, such as claims reserves, claims administration fees, legal fees, state and federal administrative agency fees and reinsurance costs for catastrophic injuries. The Company also maintains separate workers' compensation insurance policies for employees working in states where the Company is not self-insured.

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

                                    PART II

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

     Amortization of intangible assets consists of the amortization of software costs, and covenants not to compete, which are amortized using the straight-line method over their estimated useful lives, which range from two to 10 years.

CRITICAL ACCOUNTING POLICIES
     The Company has identified the following policies as critical to the Company's business and the understanding of its results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements in Item 15 of this Annual Report on Form 10-K. Note that the preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     SELF-INSURED WORKERS' COMPENSATION RESERVES. The Company is self-insured for workers' compensation coverage in a majority of its employee work sites. Accruals for workers' compensation expense are made based upon the Company's claims experience and an annual independent actuarial analysis, utilizing Company experience, as well as claim cost development trends and current workers' compensation industry loss information. As such, a majority of the Company's recorded expense for workers' compensation is management's best estimate. Management believes that the amount accrued is adequate to cover all known and unreported claims at December 31, 2002. However, if the actual costs of such claims and related expenses exceeds the amount estimated, additional reserves may be required, which would have a material negative effect on operating results.

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

     INTANGIBLE ASSETS AND GOODWILL. The Company assesses the recoverability of intangible assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the

                                    PART II

acquired assets. Management's current assessment of the carrying value of intangible assets and goodwill indicates there is no impairment based upon projected future cash flows and is predicated, in part, on the Company's operating results returning to historical levels within the next few years. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

NEW ACCOUNTING PRONOUNCEMENTS
     For a discussion of new accounting pronouncements and their potential effect on the Company's results of operations and financial condition, refer to
Note 1 in the Notes to the Financial Statements in Item 15 of this Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION
     Statements in this Item or in Item 1 of this report which are not historical in nature, including discussion of economic conditions in the
Company's market areas, the potential for and effect of past and future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the effectiveness of the Company's management information systems, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, future workers' compensation claims experience, the carrying values of deferred income tax assets and goodwill, which are subject to the improvement in the Company's future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company's status as a qualified self-insured employer for workers' compensation coverage, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS
     The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the years ended December 31, 2002, 2001 and 2000, listed in Item 15 of this report. The Company has restated its financial statements for the years ended December 31, 2001 and 2000 because the Company has determined that it is not the primary obligor for the services provided by employees pursuant to its PEO arrangements. Accordingly, the requirements of EITF 99-19, "Reporting Revenues Gross as a
Principal Versus Net as an Agent", require that it not reflect the direct payroll costs paid to such employees and its PEO customers in both revenues and cost of revenues. References to the Notes to Financial Statements appearing below are to the notes to the Company's financial statements listed in Item 15 of this Report.

                                    PART II


                                                                      Percentage of Total Revenues
                                                       ---------------------------------------------------

                                                                       Years Ended December 31,
                                                       ---------------------------------------------------

                                                           2002               2001               2000
                                                       -------------      -------------      -------------

                                                                            As Restated, see Note 1 of
                                                                           Notes to Financial Statements
                                                                          --------------------------------

    Revenues:
      Staffing services                                         88.5 %             88.3 %             89.5 %
      Professional employer service fees                        11.5               11.7               10.5
                                                       -------------      -------------      -------------

        Total                                                  100.0              100.0              100.0
                                                       -------------      -------------      -------------

    Cost of revenues:
      Direct payroll costs                                      65.4               65.1               66.1
      Payroll taxes and benefits                                12.9               12.7               12.8
      Workers' compensation                                      8.0                9.3                6.0
                                                       -------------      -------------      -------------

        Total                                                   86.3               87.1               84.9
                                                       -------------      -------------      -------------

    Gross margin                                                13.7               12.9               15.1
    Selling, general and administrative expenses                14.6               13.4               11.7
    Depreciation and amortization                                1.1                2.4                1.5

                                                       -------------      -------------      -------------
    (Loss) income from operations                               (2.0)              (2.9)               1.9
    Other (expense) income                                         -                  -               (0.2)
                                                       -------------      -------------      -------------

    Pretax (loss) income                                        (2.0)              (2.9)               1.7
    (Benefit from) provision for income taxes                   (0.8)              (1.2)               0.7
                                                       -------------      -------------      -------------

        Net (loss) income                                       (1.2) %            (1.7) %             1.0 %
                                                       =============      =============      =============


YEARS ENDED DECEMBER 31, 2002 AND 2001

     Net loss for the year ended December 31, 2002 was $1,353,000, an improvement of $1,069,000 over the net loss of $2,422,000 for 2001. The improvement in the net loss was attributable to a 14.6% reduction in SG&A expenses and a 64.5% reduction in depreciation and amortization expenses, partially offset by a 17.0% decline in gross margin dollars, primarily resulting from a 21.6% decrease in revenues. Basic and diluted loss per share for 2002 were $.23 as compared to basic and diluted loss per share of $.39 for 2001.

     Revenues for 2002 totaled $109,308,000, a decrease of approximately $30,083,000 or 21.6% from 2001 revenues of $139,391,000. The decrease in total revenues was due, in part, to the continued softening of business conditions in the Company's market areas, particularly in the Company's Northern California operations, which accounted for approximately 46.0% of the decline in total revenues for 2002, as well as to management's decision to terminate the Company's relationship with certain customers who provided insufficient gross margin in relation to such risk factors as workplace safety and credit. The Company has recently hired several new branch office managers throughout its operating regions, which management believes will have a positive effect on the Company's business prospects in the future.

     Staffing services revenue decreased $26,360,000 or 21.4%, while professional employer service fee revenue decreased $3,723,000 or 22.9%, which resulted in an increase in the share of staffing services to 88.5% of total revenues for 2002, as compared to 88.3% for 2001. The decrease in staffing services revenue for 2002 was primarily attributable to a continued decrease in demand for the Company's services in the majority of areas in which the Company does business owing to general weak economic conditions. The share of professional employer service fee revenues had a corresponding decrease from 11.7% of total

                                    PART II

revenues for 2001 to 11.5% for 2002. The decrease in professional employer service fee revenue for 2002 was primarily due to management's decision to discontinue its services to certain PEO customers which provided insufficient gross margin or represented unacceptable levels of risk associated with credit or workplace safety.

     Gross margin for 2002 totaled $14,965,000, which represented a decrease of $3,070,000 or 17.0% from 2001. The gross margin percent increased from 12.9% of revenues for 2001 to 13.7% for 2002. The increase in the gross margin percentage was due to lower workers' compensation costs offset in part by higher direct payroll costs and payroll taxes and benefits, as a percentage of revenues. The decrease in workers' compensation costs, as a percentage or revenues, from 9.3% of revenues for 2001 to 8.0% for 2002, was principally due to a lessening of the increase in the adverse development of estimated future costs of workers' compensation claims primarily concentrated in the Company's California operations. The increase in direct payroll costs as a percentage of revenues from 65.1% for 2001 to 65.4% for 2002 primarily reflects the current mix of services to the current customer base. The increase in payroll taxes and benefits as a percentage of revenues from 12.7% for 2001 to 12.9% for 2002 was primarily attributable to slightly higher state unemployment tax rates in various states in which the Company operates. The Company expects gross margin, as a percentage of revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment, as well as the adequacy of its estimates for workers' compensation liabilities, which may be negatively affected by unanticipated adverse loss development of claims reserves.

     In connection with the Company's self-insured workers' compensation program, the Company has maintained an excess workers' compensation policy which limits the financial effect of costly workers' compensation claims. For the calendar years 2000 and 2001, such policies included a self-insured retention or deductible of $350,000 and $400,000 per occurrence, respectively. Effective January 1, 2002, the self-insured retention or deductible on the Company's excess workers' compensation policy increased to $750,000 per occurrence. Management believes that the Company obtained the most favorable terms and conditions available in the market, in view of the effect of the events of September 11, 2001, on the insurance industry and the Company's size and scope of operations. Management believes that the increased self-insured retention has not had a material adverse effect on the Company.

     SG&A expenses consist of compensation and other expenses incident to the operation of the Company's headquarters and the branch offices and the marketing of its services. SG&A expenses for 2002 amounted to $16,008,000, a decrease of $2,729,000 or 14.6% from 2001. SG&A expenses, expressed as a percentage of revenues, increased from 13.4% for 2001 to 14.6% for 2002. The decrease in total SG&A dollars was primarily due to reductions in branch management personnel and related expenses as a result of the continued downturn in the Company's business.

     Depreciation and amortization totaled $1,162,000 for 2002, which compares to $3,277,000 for 2001. The decreased expense was primarily due the Company's adoption of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002, whereby the Company ceased the amortization of its recorded goodwill. 2001 included $1,783,000 of goodwill amortization. (See Note 1 in the Notes to the Financial Statements in Item 15 of this Annual Report on Form 10-K.)

     At December 31, 2002, the Company had net deferred income tax assets of $3,556,000, primarily reflecting temporary differences between taxable income for "book" and tax purposes and tax credit carryforwards, which will reduce taxable income in future years. Pursuant to generally accepted accounting principles, the Company is required to assess the

                                    PART II

realization  of the  deferred  income  tax  assets  as  significant  changes  in circumstances may require adjustments during future periods. Although realization is not assured in view of losses incurred by the Company during the past two years, management has concluded that it is more likely than not that the remaining net deferred income tax assets will be realized, principally based upon forecasted taxable income for the next two years and the gain expected to be recognized from the pending sale-leaseback transaction involving two office buildings owned by the Company. The amount of the net deferred income tax assets actually realized could vary, if there are differences in the timing or amount of future reversals of existing deferred income tax assets or changes in the actual amounts of future taxable income as compared to operating forecasts. If the Company's operating forecast is determined to no longer be reliable due to uncertain market conditions or improvement in the Company's results of operations does not occur, the Company's long-term forecast will require reassessment. As a result, in the future, a valuation allowance may be required to be established for all or a portion of the net deferred income tax assets. Such a valuation allowance could have a significant effect on the Company's future results of operations and financial position.

     The Company offers various qualified employee benefit plans to its employees, including its PEO employees. These qualified employee benefit plans include a savings plan (the "401(k) plan") under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Code Section 125, a group health plan, a group life insurance plan and group disability insurance plan. Generally, qualified employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974 ("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees.

     After several years of study, on April 24, 2002, the Internal Revenue Service ("IRS") issued Revenue Procedure 2002-21 ("Rev Proc") to provide relief with respect to certain defined contribution retirement plans maintained by a PEO that benefit worksite employees. The Rev Proc outlines the steps necessary for a PEO to avoid plan disqualification for violating the exclusive benefit rule. Essentially, a PEO must either (1) terminate the plan; (2) convert its plan to a "multiple employer plan" by December 31, 2003; or (3) transfer the plan assets and liabilities to a customer plan. Effective December 1, 2002, the Company converted its 401(k) plan to a "multiple employer plan".


YEARS ENDED DECEMBER 31, 2001 AND 2000

     Net loss for the year ended December 31, 2001 was $2,422,000, a decline of $4,523,000 from net income of $2,101,000 for 2000. The decrease was attributable to lower gross margin dollars primarily resulting from a 33.8% decrease in revenues coupled with a 330 basis point increase in workers' compensation expense, as a percent of revenues, partially offset by a $5,846,000 or 23.8% reduction in SG&A expenses and a $466,000 reduction in other expense. Basic and diluted loss per share for 2001 were $.39 as compared to basic and diluted earnings per share of $.29 for 2000.

     Revenues for 2001 totaled $139,391,000, a decrease of approximately $71,237,000 or 33.8% from 2000 revenues of $210,628,000. The decrease in total revenues was due, in part, to the continued softening of business conditions in the Company's market areas, particularly in the Company's Northern California operations, and to competition, as well as to management's decision to terminate the Company's relationship with certain customers who provided insufficient gross margin in relation to such risk factors as workplace safety and credit.

                                    PAGE II

     Staffing services revenue decreased $65,390,000 or 34.7%, while professional employer service fee revenue decreased $5,847,000 or 26.4%, which resulted in a decrease in the share of staffing services to 88.3% of total revenues for 2001, as compared to 89.5% for 2000. The decrease in staffing services revenue for 2001 was primarily attributable to a decrease in demand for the Company's services in the majority of areas in which the Company operates owing to general economic conditions. The share of professional employer service fee revenue to total revenues had a corresponding increase from 10.5% of total revenues for 2000 to 11.7% for 2001. The decrease in professional employer service fee revenue for 2001 was primarily due to a decline in the Company's Northern California region, as a result of management's decision to discontinue its services to a few high volume, low margin PEO customers.

     Gross margin for 2001 totaled $18,035,000, which represented a decrease of $13,770,000 or 43.3% from 2000. The gross margin percent decreased from 15.1% of revenues for 2000 to 12.9% for 2001. The decrease in the gross margin percentage was due to higher workers' compensation costs offset in part by lower direct payroll costs and payroll taxes and benefits, as a percentage of revenues. The increase in workers' compensation expense, as a percentage of revenues, from 6.0% of revenues for 2000 to 9.3% for 2001, was primarily due to an increase in the adverse development of estimated future costs of workers' compensation claims primarily related to 1999 and 2000 injuries concentrated in the Company's California operations. The decrease in direct payroll costs, in total dollars and as a percentage of revenues, was attributable to decreases in contract staffing and on-site management, of which direct payroll costs generally represent a higher percentage of revenues, and to a lesser extent to increases in the rates the Company invoices customers for its services. The decrease in payroll taxes and benefits for 2001, as a percentage of revenues, was primarily attributable to lower state unemployment tax rates in various states in which the Company operates, as compared to 2000.

     SG&A expenses for 2001 amounted to $18,737,000, a decrease of $5,846,000 or 23.8% from 2000. SG&A expenses, expressed as a percentage of revenues, increased from 11.7% for 2000 to 13.4% for 2001. The decrease in total SG&A dollars was primarily due to decreases in branch management personnel and related expenses as a result of the downturn in the Company's business.

     Depreciation and amortization totaled $3,277,000 or 2.4% of revenues for 2001, which compares to $3,192,000 or 1.5% of revenues for 2000. The increased depreciation and amortization expense was primarily due to a full year of amortization in 2001 compared to ten months of amortization in 2000 arising from the March 1, 2000 implementation of the Company's management information system.

     Other expense totaled $17,000 for 2001, which compares to $483,000 for 2000. The decrease in expense was primarily due to lower net interest expense as a result of lower debt levels and a decline in interest rates in 2001 compared to 2000.

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

                                    PART II

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

LIQUIDITY AND CAPITAL RESOURCES
     The Company's cash position at December 31, 2002 of $96,000 decreased $1,046,000 from December 31, 2001, which compares to an increase of $626,000 for the year ended December 31, 2001. The decrease in cash at December 31, 2002 was primarily due to cash used in operating activities of $906,000 and financing activities of $1,128,000. The primary use of cash in operating activities was a net reduction in workers' compensa-tion liabilities of $2,475,000. The primary uses of cash for financing activities were payments on long-term debt and common stock repurchases.

     Net cash used in operating activities for 2002 amounted to $906,000, as compared to net cash provided by operating activities of $5,577,000 for 2001. For 2002, net cash used in operating activities was primarily attributable to a $1,353,000 net loss, a $2,475,000 decrease in workers' compensation claims liabilities and a $1,923,000 increase in income taxes receivable, partially offset by a $2,403,000 decrease in accounts receivable, a $1,553,000 decrease in deferred income tax assets and depreciation and amortization of $1,162,000. For 2001, cash provided by operating activities included $3,277,000 of depreciation and amortization, coupled with a decrease in accounts receivable of $6,900,000 and an increase in workers' compensation claims liabilities of $3,343,000, offset in part by decreases of $2,353,000 in accrued payroll and benefits and $1,233,000 in other accrued liabilities and an increase of $1,568,000 in deferred income taxes.

     Net cash provided by investing activities totaled $988,000 for 2002, as compared to net cash provided by investing activities of $181,000 for 2001. For 2002, the principal source of cash provided by investing activities was from proceeds of $4,279,000 from maturities and sales of marketable securities, offset, in part, by $3,116,000 of purchases of marketable securities. For 2001, the principal source of cash provided by investing activities was from proceeds of $2,436,000 from maturities of marketable securities and $266,000 of proceeds associated with the sale of a company-owned office condominium, offset in part by $2,221,000 of purchases of marketable securities and purchases of $269,000 for equipment. The Company presently has no material long-term commitments for capital expenditures.

     Net cash used in financing activities for 2002 amounted to $1,128,000, which compares to $5,132,000 in 2001. For 2002, the principal use of cash for financing activities was for scheduled payments on long-term debt of $708,000 and common stock repurchases totaling $386,000. For 2001, the principal use of cash in financing activities was for scheduled payments on long-term debt of $3,592,000 and common stock repurchases totaling $2,307,000, offset in part by net proceeds from the Company's revolving credit-line totaling $796,000.

     Effective September 2, 2002, the Company entered into an Amended and Restated Credit Agreement (the "Agreement") with its principal bank. The Agreement, which expires on April 30, 2003, provides for a revolving credit facility of up to $11.0 million, which includes a subfeature under the line of credit for standby letters of credit for not more than $5.5 million, as to which approximately $5.47 million were outstanding as of December 31, 2002, and a term loan in the original amount of $693,750 bearing interest at an annual rate of 7.4%, as to which the outstanding principal balance was approximately $347,000 as of December 31, 2002. The Company had an outstanding balance of $3.5 million

                                    PART II

on the revolving  credit facility as of December 31, 2002. The term loan will be
paid  in  full  upon  the  closing  of  the  Company's  pending   sale-leaseback
transaction on its two office buildings.

     Under the terms of the Agreement, the Company's total outstanding borrowings, to a maximum of $11.0 million, may not at any time exceed an aggregate of (i) 85% of the Company's eligible billed accounts receivable, plus
(ii) 65% of the Company's eligible unbilled accounts receivable (not to exceed $2.5 million), plus (iii) 75% of the appraised value of the Company's real property mortgaged to the bank, minus amounts outstanding under the term loan. Advances bear interest at an annual rate of prime rate plus one percent. The revolving credit facility is secured by the Company's assets, including, without limitation, its accounts receivable, equipment, intellectual property, real property and bank deposits, and may be prepaid at anytime without penalty. The Agreement requires compliance with the following financial covenants: (1) a Current Ratio not less than 1.10 to 1.0 prior to December 31, 2002, and not less than 1.15 to 1.0 as of December 31, 2002 and thereafter, with "Current Ratio" defined as total current assets divided by total current liabilities; (2) EBITDA not less than negative $2,750,000 as of the quarter ended September 30, 2002, not less than $850,000 as of the quarter ended December 31, 2002, and not less than $1,500,000 as of the quarter ended March 31, 2003, measured on a trailing four-quarter basis, with "EBITDA" defined as net profit before taxes, interest expense (net of capitalized interest expense), depreciation expense and amortization expense; (3) Funded Debt to EBITDA Ratio not more than 7.0 to 1.0 as of December 31, 2002 and not more than 3.25 to 1.0 as of March 31, 2003, with "Funded Debt" defined as all borrowed funds plus the amount of all capitalized lease obligations of the Company and "Funded Debt to EBITDA Ratio" defined as Funded Debt divided by EBITDA; and (4) EBITDA Coverage Ratio not less than 0.75 to 1.0 as of December 31, 2002 and not less than 1.50 to 1.0 as of March 31, 2003, with "EBITDA Coverage Ratio" defined as EBITDA divided by the aggregate of total interest expense plus the prior period current maturity of long-term debt and the prior period current maturity of subordinated debt. (See Note 7 of the Notes to Financial Statements.)

     As a result of violation of certain of the above financial covenants as of December 31, 2002, the Company obtained the bank's agreement to waive those covenant violations as of December 31, 2002. In view of management's expectation that additional covenant violations would likely occur as of March 31, 2003, the Company renegotiated certain terms of its loan agreement with its principal bank effective March 21, 2003. Such amendments to the terms and conditions included an increase in the interest rate on the revolving credit facility to prime plus two percent, the easing of the restrictiveness of the Current Ratio and trailing four-quarter EBITDA covenants and the suspension of the covenants regarding the Funded Debt to EBITDA Ratio and EBITDA Coverage Ratio. Management executed on April 11, 2003 a second amendment to the Agreement (the "New Credit Agreement") which, among other things, extends the term from April 30, 2003 to March 31, 2004.

     Under the terms of the New Credit Agreement, the Company's total outstanding borrowings, to a maximum of $8.0 million, including a subfeature under the line of credit for standby letters of credit totaling not more than $5.0 million, may not at any time exceed an aggregate of (i)85% of the Company's eligible billed accounts receivable, plus (ii) 65% of the Company's eligible unbilled accounts receivable (not to exceed $1.5 million), plus (iii) only to June 30, 2003, 75% of the appraised value of the Company's real property collateral granted to the bank, minus the amount outstanding under the term loan. Advances bear interest at an annual rate of prime rate plus two percent. The New Credit Agreement expires March 31, 2004. The

                                    PART II

revolving credit facility is secured by the Company's assets, including, without limitation, its accounts receivable, equipment, intellectual property, real property and bank deposits, and may be prepaid at anytime without penalty.
Purusant to the New Credit Agreement, the Company is required to maintain compliance with the following financial covenants: (1) a Current Ratio not less than 1.10 to 1.0 through June 29, 2003, and not less than 1.15 to 1.0 from and after June 30, 2003, with "Current Ratio" defined as total current assets divided by total current liabilities; (2) EBITDA not less than negative $700,000 as of the quarter ended March 31, 2003, not less than negative $350,000 as of the quarter ending June 30, 2003, not less than $250,000 as of the quarter ending September 30, 2003, and not less than $1,500,000 as of the quarter ending December 31, 2003 and thereafter, measured on a trailing four-quarter basis, with "EBITDA" defined as net profit before taxes, interest expense (net of capitalized interest expense), depreciation expense and amortization expense;
(3) Funded Debt to EBITDA Ratio not more than 4.0 to 1.0 as of September 30, 2003 and not more than 2.25 to 1.0 as of December 31, 2003 and thereafter, with "Funded Debt" defined as all borrowed funds plus the amount of all capitalized lease obligations of the Company and "Funded Debt to EBITDA Ratio" defined as Funded Debt divided by EBITDA; and (4) EBITDA Coverage Ratio not less than 1.0 to 1.0 as of September 30, 2003 and not less than 1.75 to 1.0 as of December 31, 2003, with "EBITDA Coverage Ratio" defined as EBITDA divided by the aggregate of total interest expense plus the prior period current maturity of long-term debt and the prior period current maturity of subordinated debt. (See Note 7 of the Notes to Financial Statements.) Management expects that the funds anticipated to be generated from operations, together with the New Credit Agreement and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

     The outstanding balance on the revolving credit facility is expected to be paid in full in the second quarter of 2003. The Company received, on March 24, 2003, a $2.2 million federal income tax refund generated by a net operating loss carryback from the tax year ended December 31, 2002. The Company used this tax refund to reduce the outstanding balance to $1.2 million at March 27, 2003. The remainder of the outstanding balance on the credit facility is expected to be paid from the proceeds of a pending sale-leaseback transaction involving the two office buildings owned by the Company. The sale-leaseback transaction, which is expected to close during the second quarter of 2003, is projected to provide net cash proceeds of approximately $2.0 million.

     In connection with the Company's ability to continue its self-insured workers' compensation program in the state of California, it is anticipated that the Company will be required to increase its existing surety deposit with the state, which is in the form of a letter of credit, by approximately $819,000 effective August 1, 2003. California, however, has recently adopted a new "Alternative Security Program" ("ASP") to allow qualified self-insurers to meet their surety deposit requirements through the establishment of a single composite security deposit on a pooled basis. Management is uncertain as to the financial benefits, if any, to the Company of the new ASP. The Company has, however, recently been successful in reducing certain other workers' compensation deposits and related letters of credit by approximately $740,000. The continued ability of the Company to meet surety deposit requirements is among the risk factors discussed above under "Forward Looking Information". Management believes that its principal bank will accommodate the Company's request to provide the potential increase to the existing letter of credit for California on a timely basis, in light of the fact that the outstanding balance on the revolving credit facility is expected to be paid in full in the second quarter of 2003, coupled with the other surety deposit reductions achieved by the Company.

     During 1999, the Company's Board of Directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the Board of Directors has approved six increases in the total number of shares or

                                    PART II

dollars authorized to be repurchased under the program. The stock repurchase program had $390,000 of remaining authorization for the repurchase of additional shares at December 31, 2002. During 2002, the Company repurchased 100,900 shares at an aggregate price of $386,000. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances and other available resources.

CONTRACTUAL OBLIGATIONS
     The Company's contractual obligations as of December 31, 2002, including long-term debt, commitments for future payments under non-cancelable lease arrangements and long-term workers' compensation claims liabilities for catastrophic injuries, are summarized below:

                                                                             Payments Due by Period
                                                   -------------------------------------------------------------

                                                                Less than     1 - 3        4 - 5        After
                                                     Total       1 year       years        years       5 years
                                                   ----------  -----------  -----------  ----------   ----------


    Long-term debt                                     $  922       $  434       $  288      $  200       $    -
    Operating leases                                    2,747        1,209        1,401         137            -
    Long-term workers' compensation claims
      liabilities for catastrophic injuries               646           21           46          54          525
                                                   ----------  -----------  -----------  ----------   ----------

    Total contractual cash obligations                 $4,315       $1,664       $1,735      $  391       $  525
                                                   ==========  ===========  ===========  ==========   ==========

INFLATION
     Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of December 31, 2002, the Company had interest-bearing debt obligations of approximately $4.4 million, of which approximately $3.5 million bears interest at a variable rate and approximately $0.9 million at a fixed rate of interest. The variable rate debt is comprised of approximately $3.5 million outstanding under a revolving credit facility, which bears interest at the prime rate plus one percent through March 20, 2003 and then prime rate plus two percent through March 31, 2004. Based on the Company's overall interest rate exposure at December 31, 2002, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of December 31, 2002, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 15.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III



Item 10. INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

     The information required by Item 10, Directors and Executive Officers of the Registrant, is incorporated herein by reference to the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders ("Proxy Statement"), under the headings "Election of Directors" and "Stock Ownership by Principal Stockholders and Management--Section 16(a) Beneficial Ownership Reporting Compliance" or appears under the heading "Executive Officers of the Registrant" on page 12 of this report. The information required by Item 11, Executive Compensation, is incorporated herein by reference to the Proxy Statement, under the headings "Executive Compensation" and "Election of Directors--Compensation Committee Interlocks and Insider Participation." The information required by
Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, is incorporated herein by reference to the Proxy Statement, under the heading "Stock Ownership by Principal Stockholders and Management--Beneficial Ownership Table" and "Equity Compensation Plan Information." The information required by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Proxy Statement, under the headings "Election of Directors--Compensation Committee Interlocks and Insider Participation" and "Executive Compensation--Transactions with Management".

                                     PART III


Item 14. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and its chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), which are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis, on March 31, 2003 and have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is brought to their attention on a timely basis.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses identified in the Company's internal controls. As a result, no corrective actions were undertaken.

                                    PART IV


Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES
The Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP, are included on the pages indicated below:

                                                                            Page
                                                                            ----
Report of Independent Accountants                                            F-1

Balance Sheets - December 31, 2002 and 2001                                  F-2

Statements of Operations for the Years Ended December 31,
  2002, 2001 and 2000                                                        F-3

Statements of Stockholders' Equity - December 31, 2002,
  2001 and 2000                                                              F-4

Statements of Cash Flows for the Years Ended December 31,
  2002, 2001 and 2000                                                        F-5

Notes to Financial Statements                                                F-6

No schedules are required to be filed herewith.

REPORTS ON FORM 8-K
The Company filed on November 18, 2002 a Current Report on Form 8-K dated as of November 12, 2002, to report under Item 5 that the Company's board of directors increased the amount of authorization by $500,000 for the repurchase of shares of the Company's common stock.

The Company filed on March 20, 2003 a Current Report on Form 8-K dated as of March 19, 2003, to report under Items 5, 7 and 9 its decision to restate its professional employer services ("PEO") revenues to reflect the accounting requirements of Emerging Issues Task Force Issue No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent," by reducing both revenues and cost of revenues for the salaries and wages of the PEO employees, for which the Company is not the primary obligor of the services performed by such employees. The Company also reported that it had entered into a definitive agreement relating to a sale-leaseback transaction with respect to its two office buildings in Portland, Oregon, and furnished a press release announcing its earnings results for the quarter and year ended December 31, 2002, and the agreement in principle by its principal bank lender to renew the Company's revolving credit facility in April 2003.


EXHIBITS
Exhibits are listed in the Exhibit Index that follows the Financial Statements included in this report.

                       Report of Independent Accountants


To the Board of Directors and Stockholders of Barrett Business Services, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Barrett Business Services, Inc. (the Company) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

As discussed in Note 1 to the financial statements, the Company has restated its professional employer organization revenues and related direct payroll costs for the years ended December 31, 2001 and 2000.


/s/ PricewaterhouseCoopers LLP

Portland, Oregon
March 31, 2003, except as to Note 7, which is as of April 11, 2003

Barrett Business Services, Inc.
Balance Sheets
December 31, 2002 and 2001
(In Thousands, Except Par Value)

                                                                                             2002         2001
                                                                                          -----------  -----------
                                        ASSETS
Current assets:
    Cash and cash equivalents                                                                  $  96       $1,142
    Income taxes receivable                                                                    1,923            -
    Trade accounts receivable, net                                                            11,357       13,760
    Prepaid expenses and other                                                                 1,040        1,022
    Deferred income taxes                                                                      2,111        2,841
                                                                                          -----------  -----------

      Total current assets                                                                    16,527       18,765

Goodwill, net                                                                                 18,749       18,749
Intangibles, net                                                                                  59          129
Property and equipment, net                                                                    5,167        6,084
Restricted marketable securities and workers' compensation deposits                            4,286        5,425
Deferred income taxes                                                                          1,445        2,268
Other assets                                                                                   1,064        1,146
                                                                                          -----------  -----------

                                                                                             $47,297      $52,566
                                                                                          ===========  ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                          $ 434        $ 708
    Line of credit                                                                             3,513        3,424
    Accounts payable                                                                             834          686
    Accrued payroll, payroll taxes and related benefits                                        4,897        5,165
    Workers' compensation claims liabilities                                                   3,903        5,355
    Safety incentives payable                                                                    406          380
    Other accrued liabilities                                                                    305          389
                                                                                           -----------  -----------

      Total current liabilities                                                               14,292       16,107

Long-term debt, net of current portion                                                           488          922
Customer deposits                                                                                443          520
Long-term workers' compensation claims liabilities                                             2,492        3,515
Other long-term liabilities                                                                      797          968
                                                                                          -----------  -----------

                                                                                              18,512       22,032
                                                                                          -----------  -----------

Commitments and contingencies (Notes 9, 10 and 16)

Stockholders' equity:
    Common stock, $.01 par value; 20,500 shares authorized, 5,751 and 5,847
      shares issued and outstanding                                                               57           58
    Additional paid-in capital                                                                 3,144        3,461
    Employee loan                                                                               (107)         (29)
    Retained earnings                                                                         25,691       27,044
                                                                                          -----------  -----------

                                                                                              28,785       30,534
                                                                                          -----------  -----------

                                                                                             $47,297      $52,566
                                                                                          ===========  ===========

   The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.
Statements of Operations
Years Ended December 31, 2002, 2001 and 2000
(In Thousands, Except Per Share Amounts)

                                                                        2002             2001            2000
                                                                    ---------------  --------------  --------------
                                                                                       As Restated, see Note 1
                                                                                     ------------------------------
Revenues:
    Staffing services                                                    $ 96,750        $ 123,110       $ 188,500
    Professional employer service fees                                     12,558           16,281          22,128
                                                                   ---------------  ---------------  --------------

                                                                          109,308          139,391         210,628
                                                                   ---------------  ---------------  --------------

Cost of revenues:
    Direct payroll costs                                                   71,515           90,750         139,177
    Payroll taxes and benefits                                             14,062           17,635          27,007
    Workers' compensation                                                   8,766           12,971          12,639
                                                                   ---------------  ---------------  --------------

                                                                           94,343          121,356         178,823
                                                                   ---------------  ---------------  --------------

      Gross margin                                                         14,965           18,035          31,805

Selling, general and administrative expenses                               16,008           18,737          24,583
Depreciation and amortization                                               1,162            3,277           3,192
                                                                   ---------------  ---------------  --------------


      (Loss) income from operations                                        (2,205)          (3,979)          4,030
                                                                   ---------------  ---------------  --------------

Other (expense) income:
    Interest expense                                                         (278)            (359)           (830)
    Interest income                                                           217              297             341
    Other, net                                                                 21               45               6
                                                                   ---------------  ---------------  --------------

                                                                              (40)             (17)           (483)
                                                                   ---------------  ---------------  --------------

      (Loss) income before income taxes                                    (2,245)          (3,996)          3,547

(Benefit from) provision for income taxes                                    (892)          (1,574)          1,446
                                                                   ---------------  ---------------  --------------


      Net (loss) income                                                  $ (1,353)        $ (2,422)       $  2,101
                                                                   ===============  ===============  ==============

Basic (loss) earnings per share                                          $   (.23)        $   (.39)        $   .29
                                                                   ===============  ===============  ==============

Weighted average number of basic shares outstanding                         5,804            6,193           7,237
                                                                   ===============  ===============  ==============

Diluted (loss) earnings per share                                        $   (.23)        $   (.39)        $   .29
                                                                   ===============  ===============  ==============

Weighted average number of diluted shares outstanding                       5,804            6,193           7,277
                                                                   ===============  ===============  ==============

   The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.
Statements of Stockholders' Equity
Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

                                            Common Stock            Additional
                                      -------------------------      Paid-in                      Retained
                                           Shares        Amount       Capital       Other         Earnings         Total
                                      ------------  -----------   -------------  ------------  -------------   ------------

Balance, December 31, 1999                  7,461        $  75         $ 9,889         $   -       $ 27,365        $ 37,329

Common stock issued on exercise of
    options                                     7            -              28             -              -              28
Repurchase of common stock                 (1,017)         (11)         (4,530)            -              -          (4,541)
Net income                                      -            -               -             -          2,101           2,101
                                         ------------  -----------   -------------  ------------  -------------   ---------

Balance, December 31, 2000                  6,451           64           5,387             -         29,466          34,917

Repurchase of common stock                   (604)          (6)         (2,301)            -              -          (2,307)
Stock option compensation                       -            -              17             -              -              17
Reclassification of accrued stock
    option compensation to equity               -            -             358             -              -             358
Employee loan                                   -            -               -           (29)             -             (29)
Net loss                                        -            -               -             -         (2,422)         (2,422)
                                         ------------  -----------   -------------  ------------  -------------   ---------

Balance, December 31, 2001                  5,847           58           3,461           (29)        27,044          30,534

Common stock issued on exercise of
    options                                     5            -              14             -              -              14
Repurchase of common stock                   (101)          (1)           (385)            -              -            (386)
Payment to shareholder                          -            -             (28)            -              -             (28)
Purchase of option rights                       -            -             (31)            -              -             (31)
Reclassification of accrued stock
    option compensation to equity               -            -             113             -              -             113
Employee loan                                   -            -               -           (78)             -             (78)
Net loss                                        -            -               -             -         (1,353)         (1,353)
                                      ------------  -----------   -------------  ------------  -------------   -------------

Balance, December 31, 2002                  5,751        $  57         $ 3,144        $ (107)      $ 25,691        $ 28,785
                                      ============  ===========   =============  ============  =============   =============


   The accompanying notes are an integral part of these financial statements.

Barrett Business  Services,  Inc.
Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

                                                                                  2002        2001        2000
                                                                               ----------- ----------- -----------
Cash flows from operating activities:
    Net (loss) income                                                            $ (1,353)   $ (2,422)    $ 2,101
    Reconciliations of net (loss) income to net cash provided by operating activities:
      Depreciation and amortization                                                 1,162       3,277       3,192
      Gain on sale of property                                                          -         (46)          -
      Gain on sale of marketable securities                                           (24)          -           -
      Deferred income taxes                                                         1,553      (1,568)     (1,171)
      Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
           Trade accounts receivable, net                                           2,403       6,900       9,556
           Income taxes receivable                                                 (1,923)          -           -
           Prepaid expenses and other                                                 (18)        200          (3)
           Accounts payable                                                           148        (327)       (343)
           Accrued payroll, payroll taxes and related benefits                       (155)     (2,353)     (3,544)
           Other accrued liabilities                                                  (84)     (1,233)      1,209
           Workers' compensation claims liabilities                                (2,475)      3,343       1,333
           Safety incentives payable                                                   26         (49)       (295)
           Customer deposits and other assets, net                                      5        (113)       (432)
           Other long-term liabilities                                               (171)        (32)        301
                                                                               ----------- ----------- -----------

      Net cash (used in) provided by operating activities                            (906)      5,577      11,904
                                                                               ----------- ----------- -----------

Cash flows from investing activities:
    Cash paid for acquisitions, including other direct costs                            -         (31)     (1,122)
    Proceeds from sale of property                                                      -         266           -
    Purchase of equipment, net of amounts purchased in
      acquisitions                                                                   (175)       (269)     (1,257)
    Proceeds from maturities of marketable securities                               3,472       2,436       1,329
    Proceeds from sales of marketable securities                                      807           -           -
    Purchase of marketable securities                                              (3,116)     (2,221)       (688)
                                                                               ----------- ----------- -----------

      Net cash provided by (used in) investing activities                             988         181      (1,738)
                                                                               ----------- ----------- -----------

Cash flows from financing activities:
    Proceeds from credit-line borrowings                                           48,629      62,638      84,722
    Payments on credit-line borrowings                                            (48,540)    (61,842)    (86,976)
    Payments on long-term debt                                                       (708)     (3,592)     (2,568)
    Payment of notes payable                                                            -           -        (865)
    Payment to shareholder                                                            (28)          -           -
    Purchase of option rights                                                         (31)          -           -
    Loan to employee                                                                  (78)        (29)          -
    Repurchase of common stock                                                       (386)     (2,307)     (4,541)
    Proceeds from the exercise of stock options                                        14           -          28
                                                                               ----------- ----------- -----------

      Net cash used in financing activities                                        (1,128)     (5,132)    (10,200)
                                                                               ----------- ----------- -----------

      Net (decrease) increase in cash and cash equivalents                         (1,046)        626         (34)

Cash and cash equivalents, beginning of year                                        1,142         516         550
                                                                               ----------- ----------- -----------

Cash and cash equivalents, end of year                                             $   96     $ 1,142      $  516
                                                                               =========== =========== ===========

Supplemental schedule of noncash activities:
    Acquisition of other businesses:
      Cost of acquisitions in excess of fair market value of net assets
        acquired                                                                   $    -      $   31     $ 1,122

   The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.
Notes to Financial Statements



1.   Summary of Operations and Significant Accounting Policies

     NATURE OF OPERATIONS
     Barrett Business Services, Inc. ("Barrett" or the "Company"), a Maryland corporation, is engaged in providing both staffing and professional employer services to a diversified group of customers through a network of branch offices throughout Oregon, Washington, California, Arizona, Maryland, Delaware and North Carolina. Approximately 74%, 79% and 78%, respectively, of the Company's revenues (as restated) during 2002, 2001 and 2000 were attributable to its Oregon and California operations.

     REVENUE RECOGNITION, AS RESTATED
     The Company recognizes revenue as services are rendered by its workforce. Staffing services are engaged by customers to meet short-term and long-term personnel needs. Professional employer services ("PEO") are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, renewable annually, which cover all employees at a particular work site.

     The Company has determined it is not the primary obligor for the services provided by employees pursuant to its PEO arrangements. Accordingly, the requirements of EITF 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent", require that it not reflect the direct payroll costs paid to such employees and billed to its PEO customers in both revenues and cost of revenues, i.e., reporting such activity on a "gross" basis. As a result, the Company has restated amounts previously reported in its Statements of Operations for the years ended December 31, 2001 and 2000 to remove a like amount of professional employer service fees and direct payroll costs resulting in reporting such activity on a "net" basis. The change to a "net" reporting basis had no effect on previously reported amounts for gross margin dollars, operating results, cash flows, working capital and stockholders equity.

     A reconciliation of the restated amounts to amounts previously reported is as follows:

                                                                                Year ended December 31,
                                                                                2001               2000
                                                                           ----------------   ---------------
        Revenues:
           Restated professional employer service fees                           $  16,281         $  22,128
           Adjustment to eliminate PEO salaries and wages                           77,272           111,838
                                                                           ----------------   ---------------
           Professional employer services, as previously reported                $  93,553         $ 133,966
                                                                           ================   ===============

        Cost of revenues:
           Restated direct payroll costs                                         $  90,750         $ 139,177
           Adjustment to eliminate PEO salaries and wages                           77,272           111,838
                                                                           ----------------   ---------------
           Direct payroll costs, as previously reported                          $ 168,022         $ 251,015
                                                                           ================   ===============

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)



1.   Summary of Operations and Significant Accounting Policies (Continued)

     REVENUE RECOGNITION (Continued)
     The Company's cost of revenues for staffing services is comprised of direct payroll costs, employer payroll related taxes and employee benefits and workers' compensation. The Company's cost of revenues for PEO services includes employer payroll related taxes and workers' compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer's portion of Social Security and Medicare taxes, federal unemployment taxes, state unemployment taxes and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by the customer. Workers' compensation costs consists primarily of the costs associated with the Company's self-insured workers' compensation program, such as claims reserves, claims administration fees, legal fees, state and federal administrative agency fees and reinsurance costs for catastrophic injuries. The Company also maintains separate workers' compensation insurance policies for employees working in states where the Company is not self-insured. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers' compensation claims cost objectives.

     CASH AND CASH EQUIVALENTS
     The Company considers non-restricted short-term investments, which are highly liquid, readily convertible into cash, and have original maturities of less than three months, to be cash equivalents for purposes of the statements of cash flows.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS
     The Company had an allowance for doubtful accounts of $41,000 and $410,000 at December 31, 2002 and 2001, respectively. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions and changes in customers' payment trends when evaluating the adequacy of the allowance for doubtful accounts.

     DEFERRED INCOME TAXES
     The Company calculates income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred income tax assets and liabilities for the expected tax consequences of events that have been included in the financial statements and income tax returns. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

     MARKETABLE SECURITIES
     At December 31, 2002 and 2001, marketable securities consisted primarily of governmental debt instruments with maturities generally from 90 days to 26 years (see Note 6). Marketable securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of marketable securities are included

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


1.   Summary of Operations and Significant Accounting Policies (Continued)

     MARKETABLE SECURITIES (Continued)
     in other (expense) income on the Company's statements of operations. During the year ended December 31, 2002, the Company sold certain restricted marketable securities due to a decrease in the statutory surety requirements established by the State of Oregon Workers' Compensation Division.

     INTANGIBLES
     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. ("SFAS") 141 "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The Company's adoption date for SFAS 141 was July 1, 2001 and the adoption date for SFAS 142 was January 1, 2002. With respect to SFAS 142, the Company performed a goodwill impairment test as of the adoption date and at December 31, 2002 and has determined there was no impairment to its recorded goodwill. The Company will perform a goodwill impairment test annually during the fourth quarter and whenever events or circumstances occur indicating that goodwill might be impaired. Effective January 1, 2002, amortization of all goodwill ceased. There were no changes in goodwill from December 31, 2001 to December 31, 2002. The impact of this change is summarized as follows (in thousands):

                                                                     Year ended December 31,
                                                                      2002            2001             2000
                                                                  -------------   --------------   -------------
        Reported net (loss) income                                    $ (1,353)        $ (2,422)        $ 2,101
        Add back: goodwill amortization, net of tax                          -            1,327           1,250
                                                                  -------------   --------------   -------------
        Adjusted net (loss) income                                    $ (1,353)        $ (1,095)        $ 3,351
                                                                  =============   ==============   =============

        Reported net (loss) income per share                           $  (.23)         $  (.39)        $   .29
        Adjusted net (loss) income per share                              (.23)            (.18)            .46

     The Company's intangible assets are comprised of covenants not to compete arising from prior year acquisitions and have contractual lives principally ranging from three to five years. (See Note 4.)

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

     SAFETY INCENTIVES PAYABLE
     Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers' compensation claims cost objectives. Safety incentive payments

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

1.   Summary of Operations and Significant Accounting Policies (Continued)

     SAFETY INCENTIVES PAYABLE (Continued)
     are made only after closure of all workers' compensation claims incurred during the customer's contract period. The liability is estimated and accrued each month based upon the then-current amount of the customer's estimated workers' compensation claims reserves as established by the Company's third party administrator.

     CUSTOMER DEPOSITS
     The Company requires deposits from certain professional employer services customers to cover a portion of its accounts receivable due from such customers in the event of default of payment.

     STATEMENTS OF CASH FLOWS
     Interest paid during 2002, 2001 and 2000 did not materially differ from interest expense.

     Income taxes paid by the Company in 2000 totaled $2,331,000. The Company paid no income taxes in 2001 and 2002.

     BASIC AND DILUTED EARNINGS PER SHARE
     Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

                                                                                                Year Ended
                                                                                                December 31,
                                                                           ------------------------------------------------
                                                                               2002             2001            2000
                                                                           ---------------  ---------------  --------------

Weighted average number of basic shares outstanding                            5,804,231        6,193,119       7,237,262

Stock option plan shares to be issued at prices ranging from
    $1.45 to $17.75 per share                                                          -                -         985,797

Less:      Assumed purchase at average market price during the
           period using proceeds received upon exercise of
           options and purchase of stock, and using tax benefits
           of compensation due to premature dispositions                               -                -        (946,200)
                                                                          ---------------  ---------------  --------------

Weighted average number of diluted shares outstanding                          5,804,231        6,193,119       7,276,859
                                                                          ===============  ===============  ==============


     As a result of the net loss reported for the years ended December 31, 2002 and 2001, 23,978 and 25,779, respectively, of potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

     STOCK OPTION COMPENSATION
     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock incentive plan. Accordingly, no compensation expense has been recognized for its stock option grants issued at market price because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

1.   Summary of Operations and Significant Accounting Policies (Continued)

     STOCK OPTION COMPENSATION (Continued)
     If compensation expense for the Company's stock-based compensation plan had been determined based on the fair market value at the grant date for awards under the Plan consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net (loss) income and
     (loss) earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                                               2002          2001         2000
                                                                            -----------   -----------  -----------
        (in thousands, except per share amounts)
        Net (loss) income, as reported                                        $ (1,353)     $ (2,422)      $2,101
        Add back compensation expense recognized under
           APB No. 25                                                                -            17           85
        Deduct: Total stock-based  compensation expense
           determined under fair value based method for all awards,
           net of related tax effects                                             (168)         (237)        (769)
                                                                            -----------   -----------  -----------
        Net (loss) income, pro forma                                          $ (1,521)     $ (2,642)      $1,417
                                                                            ===========   ===========  ===========
        Basic (loss) earnings per share, as reported                            $ (.23)       $ (.39)      $  .29
        Basic (loss) earnings per share, pro forma                                (.26)         (.43)         .20
        Diluted (loss) earnings per share, as reported                            (.23)         (.39)         .29
        Diluted (loss) earnings per share, pro forma                              (.26)         (.43)         .19


     The effects of applying SFAS No. 123 for providing pro forma disclosures for 2002, 2001 and 2000 are not likely to be representative of the effects on reported net income for future years, because options vest over several years and additional awards generally are made each year.

     RECLASSIFICATIONS
     Certain prior year amounts have been reclassified to conform with the 2002 presentation. Such reclassifications had no impact on gross margin, operating results or shareholder equity. See restatement of PEO revenues and cost of revenues under the heading "Revenue recognition" in Note 1.

     ACCOUNTING ESTIMATES
     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from such estimates.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

1.   Summary of Operations and Significant Accounting Policies (Continued)

     RECENT ACCOUNTING PRONOUNCEMENTS
     In May 2002, the FASB issued SFAS 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management does not believe that the adoption of these statements will have a material impact on its results of operations or financial position.

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

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires fair value method pro forma disclosures to be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires similar disclosures in interim financial statements. The transition and disclosure requirements of SFAS 148 were adopted by the Company in the fourth quarter of 2002.

     In November 2002, the FASB issued Interpretation No. 45 ("Interpretation") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The Interpretation does not specify the subsequent measurement of the guarantor's recognized liability for either the noncontingent aspect of the guarantee or the contingent aspect of the guarantee. The accounting for the contingent aspect of the guarantee, if it is not accounted for as a derivative under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is covered by SFAS No. 5, "Accounting for Contingencies." The provisions in SFAS No. 5 about disclosure of a loss that is reasonably possible are not affected by this Interpretation. Management does not believe that the Company has entered into any such guarantor arrangements and does not believe that the adoption of this Statement will have a material impact on its results of operations or financial position.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

2.   Business Combinations

     TEMPORARY STAFFING SYSTEMS, INC.
     Effective January 1, 1999, the Company acquired all of the outstanding common stock of Temporary Staffing Systems, Inc. ("TSS"), a staffing services company with eight offices in North Carolina and one in South Carolina. The Company paid $2,000,000 in cash and agreed to make an additional payment contingent upon a minimum equity requirement for 1998 and certain financial performance criteria for 1999. The Company also paid $50,000 in cash for a noncompete agreement with the selling shareholder. During 2000, as a result of the aforementioned minimum equity requirement and certain financial performance criteria, the Company paid additional consideration aggregating $960,000 plus accrued interest, which was recognized as additional goodwill.


3.   Fair Value of Financial Instruments and Concentration of Credit Risk

     All of the Company's financial instruments are recognized in its balance sheet. Carrying values approximate fair market value of most financial assets and liabilities. The fair market value of certain financial instruments was estimated as follows:

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

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments, marketable securities and trade accounts receivable. The Company restricts investment of temporary cash investments and marketable securities to financial institutions with high credit ratings and to investments in governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. At December 31, 2002, the Company had significant concentrations of credit risk as follows:

     - Marketable securities - $2,170,000 of marketable securities at December 31, 2002 consisted of Oregon State Department of Administrative Services Bonds and Oregon State Housing & Community Services Bonds.

     - Trade receivables - Trade receivables from two customers aggregated $816,000 at December 31, 2002 (7% of trade receivables outstanding at December 31, 2002).

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

4.   Intangibles

     Intangibles consist of the following (in thousands):

                                                                                                 December 31,
                                                                                          ---------------------------
                                                                                             2002           2001
                                                                                          ------------   ------------

        Covenants not to compete                                                              $ 3,709        $ 3,709

        Less accumulated amortization                                                           3,650          3,580
                                                                                          ------------   ------------

                                                                                                $  59         $  129
                                                                                          ============   ============

5.   Property and Equipment

     Property and equipment consist of the following (in thousands):

                                                                                               December 31,
                                                                                        ---------------------------
                                                                                            2002          2001
                                                                                        -------------  ------------
        Office furniture and fixtures                                                        $ 4,474       $ 4,563
        Computer hardware and software                                                         4,581         4,534
        Buildings                                                                              1,272         1,239
                                                                                        -------------  ------------

                                                                                              10,327        10,336

        Less accumulated depreciation and amortization                                         5,468         4,560
                                                                                        -------------  ------------

                                                                                               4,859         5,776

        Land                                                                                     308           308
                                                                                        -------------  ------------

                                                                                             $ 5,167       $ 6,084
                                                                                        =============  ============


6.   Workers' Compensation Claims Liabilities

     The Company is a self-insured employer with respect to workers' compensation coverage for all its employees (including employees subject to PEO contracts) working in Oregon, Maryland, Delaware and California. In the state of Washington, state law allows only the Company's staffing services and management employees to be covered under the Company's self-insured workers' compensation program. The Company also was self-insured for workers' compensation purposes, as granted by the United States Department of Labor, for longshore and harbor workers' coverage through April 16, 2001.

     The Company has provided a total of $6,395,000 and $8,870,000 at December 31, 2002 and 2001, respectively, as an estimated liability for unsettled workers' compensation claims liabilities. The estimated liability for unsettled workers' compensation claims represents management's best estimate, which includes, in part, an evaluation of information provided by the Company's third-party administrators for workers' compensation claims and its independent actuary, who annually assists management to estimate the total future costs of

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

6.   Workers' Compensation Claims Liabilities (Continued)

     all claims, including potential future adverse loss development. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. The Company believes that the difference between amounts recorded for its estimated liabilities and the possible range of costs to settle related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to results of operations.

     Liabilities incurred for work-related employee fatalities, as determined by the state in which the accident occurred, are recorded either at an agreed lump-sum settlement amount or the net present value of future fixed and determinable payments over the actuarially determined remaining life expectancy of the beneficiary, discounted at a rate that approximates a long-term, high-quality corporate bond rate. During 2002, the Company maintained excess workers' compensation insurance to limit its self-insurance exposure to $750,000 per occurrence in all states. The excess insurance provided statutory coverage above the aforementioned exposures.

     At December 31, 2002, the Company's long-term workers' compensation claims liabilities in the accompanying balance sheet included $646,000 for work-related fatalities. The aggregate undiscounted pay-out amount related to the catastrophic injuries and fatalities is $1,374,000. The discount rates applied to the discounted liabilities range from 7.05% to 9.00%. These rates represented the then-current rates for high quality long-term debt securities available at the date of loss with maturities equal to the length of the pay-out period to the beneficiaries. The actuarially determined pay-out periods to the beneficiaries range from 8 to 39 years. As a result, the five-year cash requirements related to these claims are immaterial.

     The states of Oregon, Maryland, Washington, Delaware, California and the United States Department of Labor require the Company to maintain specified investment balances or other financial instruments, totaling $8,968,000 at December 31, 2002 and $7,418,000 at December 31, 2001, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 2002, the Company has provided standby letters of credit in the amount of $4,786,000 and surety bonds totaling $907,000. The investments are included in restricted marketable securities and workers' compensation deposits in the accompanying balance sheets. For the period May 1, 1996 through July 1, 2001, the Company maintained a multi-state workers' compensation insurance policy with a retention level of $350,000 per occurrence. This policy provided workers' compensation coverage for most of the states in which the Company operated for which the Company was not self-insured for workers' compensation purposes. Pursuant to this arrangement, the Company provided standby letters of credit to the insurance company totaling $685,000. Subsequent to year end, the insurance company agreed to reduce its letters of credit requirement by $540,000 to a total of $145,000.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

7.   Credit Facility

     Effective September 2, 2002, the Company entered into an Amended and Restated Credit Agreement with its principal bank. The Agreement, which expires on April 30, 2003, provides for a revolving credit facility of up to $11.0 million, which includes a subfeature under the line of credit for standby letters of credit totaling not more than $5.5 million, as to which approximately $5.47 million were outstanding as of December 31, 2002, and a term loan in the original amount of $693,750 bearing interest at an annual rate of 7.4%, as to which the outstanding principal balance was approximately $347,000 as of December 31, 2002.

     Under the terms of the Agreement, the Company's total outstanding borrowings, to a maximum of $11.0 million, may not at any time exceed an aggregate of (i) 85% of the Company's eligible billed accounts receivable, plus (ii) 65% of the Company's eligible unbilled accounts receivable (not to exceed $2.5 million), plus (iii) 75% of the appraised value of the Company's real property mortgaged to the bank, minus amounts outstanding under the term loan. Advances bear interest at an annual rate of prime rate plus one percent. The revolving credit facility is collateralized by the Company's assets, including, without limitation, its accounts receivable, equipment, intellectual property, real property and bank deposits, and may be prepaid at anytime without penalty. The Agreement requires compliance with the following financial covenants: (1) a Current Ratio not less than
     1.10 to 1.0 prior to December 31, 2002, and not less than 1.15 to 1.0 as of December 31, 2002 and thereafter, with "Current Ratio" defined as total current assets divided by total current liabilities; (2) EBITDA not less than negative $2,750,000 as of the quarter ended September 30, 2002, not less than $850,000 as of the quarter ended March 31, 2003, measured on a trailing four-quarter basis, with "EBITDA" defined as net profit before taxes, interest expense (net of capitalized interest expense), depreciation expense and amortization expense; (3) Funded Debt to EBITDA Ratio not more than 7.0 to 1.0 as of December 31, 2002 and not more than 3.25 to 1.0 as of March 31, 2003, with "Funded Debt" defined as all borrowed funds plus the amount of all capitalized lease obligations of the Company and "Funded Debt to EBITDA Ratio" defined as Funded Debt divided by EBITDA; and (4) EBITDA Coverage Ratio not less than 0.75 to 1.0 as of December 31, 2002 and not less than 1.50 to 1.0 as of March 31, 2003, with "EBITDA Coverage Ratio" defined as EBITDA divided by the aggregate of total interest expense plus the prior period current maturity of long-term debt and the prior period current maturity of subordinated debt.

     As a result of violation of certain of the above financial covenants as of December 31, 2002, the Company obtained the bank's agreement to waive those covenant violations. In addition, the bank agreed to ease the restrictiveness of the Current Ratio and trailing four-quarter EBITDA covenants and suspend the application of the Funded Debt to EBITDA Ratio and the EBITDA Coverage Ratio covenants as of March 31, 2003. Management executed on April 11, 2003 a second amendment to the Agreement (the "New Credit Agreement") which, among other things, extends the term from April 30, 2003 to March 31, 2004.

     Under the terms of the New Credit Agreement, the Company's total outstanding borrowings, to a maximum of $8.0 million, including a subfeature under the line of credit for standby letters of credit totaling not more than $5.0 million, may not at any time exceed an

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

7.   Credit Facility (Continued)

     aggregate of (i)85% of the Company's eligible billed accounts receivable, plus (ii) 65% of the Company's eligible unbilled accounts receivable (not to exceed $1.5 million), plus (iii) only to June 30, 2003, 75% of the appraised value of the Company's real property collateral granted to the bank, minus the amount outstanding under the term loan. Advances bear interest at an annual rate of prime rate plus two percent. The New Credit Agreement expires March 31, 2004. The revolving credit facility is secured by the Company's assets, including, without limitation, its accounts receivable, equipment, intellectual property, real property and bank deposits, and may be prepaid at anytime without penalty. Purusant to the New Credit Agreement, the Company is required to maintain compliance with the following financial covenants: (1) a Current Ratio not less than 1.10 to 1.0 through June 29, 2003, and not less than 1.15 to 1.0 from and after June 30, 2003, with "Current Ratio" defined as total current assets divided by total current liabilities; (2) EBITDA not less than negative $700,000 as of the quarter ended March 31, 2003, not less than negative $350,000 as of the quarter ending June 30, 2003, not less than $250,000 as of the quarter ending September 30, 2003, and not less than $1,500,000 as of the quarter ending December 31, 2003 and thereafter, measured on a trailing four-quarter basis, with "EBITDA" defined as net profit before taxes, interest expense (net of capitalized interest expense), depreciation expense and amortization expense; (3) Funded Debt to EBITDA Ratio not more than 4.0 to 1.0 as of September 30, 2003 and not more than 2.25 to 1.0 as of December 31, 2003 and thereafter, with "Funded Debt" defined as all borrowed funds plus the amount of all capitalized lease obligations of the Company and "Funded Debt to EBITDA Ratio" defined as Funded Debt divided by EBITDA; and (4) EBITDA Coverage Ratio not less than 1.0 to 1.0 as of September 30, 2003 and not less than 1.75 to 1.0 as of December 31, 2003, with "EBITDA Coverage Ratio" defined as EBITDA divided by the aggregate of total interest expense plus the prior period current maturity of long-term debt and the prior period current maturity of subordinated debt.

     During the year ended December 31, 2002, the maximum balance outstanding under the revolving credit facility was $4,929,000, the average balance outstanding was $3,274,000, and the weighted average interest rate during the period was 4.51%. The weighted average interest rate during 2002 was calculated using daily weighted averages.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

8.   Long-Term Debt

     Long-term debt consists of the following:

                                                                                                  December 31,
                                                                                             ------------------------
                                                                                               2002          2001
                                                                                             ----------   -----------
                                                                                                 (in thousands)
      Term loan payable in monthly installments of $91,667 plus interest
        at LIBOR plus 1.35%, paid in full in 2002                                                $   -         $ 458
      Note payable in annual installments of $200,000 for years 2002, 2005 and
        2006 and $87,500 for years 2003 and 2004, plus simple interest at 5.00%
        per annum through 2006                                                                     575           775
      Mortgage note payable in monthly installments of $6,408, including interest at 7.40% per annum through 2003, with a principal payment
        of $325,000 due in 2003, secured by land and building (Note 7)                             347           397
                                                                                             ----------   -----------

                                                                                                   922         1,630

      Less portion due within one year                                                             434           708
                                                                                             ----------   -----------

                                                                                                 $ 488         $ 922
                                                                                             ==========   ===========

     Maturities on long-term debt are summarized as follows at December 31, 2002 (in thousands):

                Year ending
                December 31,
                ------------------

                     2003                            $  434
                     2004                                88
                     2005                               200
                     2006                               200
                                              --------------

                                                     $  922
                                              ==============
9.   Savings Plan

     The Company has a Section 401(k) employee savings plan for the benefit of its eligible employees. All employees 21 years of age or older become eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive 12-month period following the initial date of employment. Employees covered under a co-employer ("PEO")contract receive credit for prior employment with the PEO client for purposes of meeting savings plan service eligibility. The determination of Company contributions to the plan, if any, is subject to the sole discretion of the Company.

     Participants' interests in Company contributions to the plan vest over a seven-year period. Company contributions to the plan, before participants' forfeitures, were $102,000 for the year ended December 31, 2000. No discretionary company contributions were made to the plan for the years ended December 31, 2002 and 2001.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

9.   Savings Plan (Continued)

     After several years of study, on April 24, 2002, the Internal Revenue Service ("IRS") issued Revenue Procedure 2002-21 ("Rev Proc") to provide relief with respect to certain defined contribution retirement plans maintained by a PEO that benefit worksite employees. The Rev Proc outlines the steps necessary for a PEO to avoid plan disqualification for violating the exclusive benefit rule. Essentially, a PEO must either (1) terminate its plan; (2) convert its plan to a "multiple employer plan" by December 31, 2003; or (3) transfer the plan assets and liabilities to a customer plan. Effective December 1, 2002, the Company converted its 401(k) plan to a "multiple employer plan".


10.  Commitments

     LEASE COMMITMENTS
     The Company leases its offices under operating lease agreements that require minimum annual payments as follows (in thousands):

                       Year ending
                        December 31,
                     -------------------

                            2003                                $ 1,209
                            2004                                    876
                            2005                                    525
                            2006                                     96
                            2007                                     41
                                                           -------------

                                                                $ 2,747
                                                           =============

     Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $1,741,000, $1,811,000 and $1,871,000, respectively.

11.  Related Party Transactions

     During the period from January 1, 2002 to May 1, 2002, the Company recorded revenues of $138,000 and cost of revenues of $132,000 for providing services to a company owned by Barrett's President and Chief Executive Officer, Mr. William W. Sherertz. Effective May 1, 2002, this company was sold to an unrelated third-party. During 2001, the Company recorded revenues of $26,000 and cost of revenues of $25,000 to this company and at December 31, 2001, Barrett had trade receivables due from this company of $19,000.

     During 2001, pursuant to the approval of all disinterested outside directors, the Company agreed to loan Mr. Sherertz up to $60,000 between December 2001 and June 2002 to assist Mr. Sherertz in meeting his debt service obligations of interest only on a personal loan from the Company's principal bank, which is secured by his holdings of Company stock. In the Spring of 2002, with the approval of all disinterested outside directors, the Company agreed to extend its financial commitment to lend to Mr. Sherertz amounts equal to an additional two quarterly interest-only payments in July and September 2002. The Company's note receivable from Mr. Sherertz bears interest at prime less 50 basis points, which is the same

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

11.  Related Party Transactions (Continued)

     rate as Mr. Sherertz's personal loan from the bank. As of December 31, 2002, the note receivable from Mr. Sherertz totaled approximately $107,000 and is shown as contra equity in the Statements of Stockholders' Equity.

     During 2001, pursuant to the approval of all disinterested outside directors, the Company entered into a split dollar life insurance agreement with Mr. Sherertz's personal trust. Terms of the agreement provide that upon Mr. Sherertz's death, the Company will recoup from his trust all insurance premiums paid by the Company. During each of 2002 and 2001, the Company paid annual life insurance premiums of approximately $56,000. In addition, during each of 2002 and 2001, the Company paid a cash bonus of approximately $39,000 to Mr. Sherertz in connection with his personal expenses related to the split dollar life insurance program.

     In October 2001, the Company entered into an agreement with Mr. Sherertz to rent a residence in La Quinta, California owned by Mr. Sherertz for use in entertaining the Company's customers. During 2002 and 2001, the Company paid Mr. Sherertz $97,000 and $23,000, respectively, for rental of the property.

12.  Income Taxes

     The (benefit from) provisions for income taxes are as follows (in thousands):

                                                                                 Year ended December 31,
                                                                      2002             2001              2000
                                                                  -------------    --------------    -------------
        Current:
           Federal                                                    $ (2,452)           $   24          $ 2,019
           State                                                             7                 2              598
                                                                  -------------    --------------    -------------
                                                                        (2,445)               26            2,617
                                                                  -------------    --------------    -------------
        Deferred:
           Federal                                                       1,592            (1,356)            (965)
           State                                                           (39)             (244)            (206)
                                                                  -------------    --------------    -------------
                                                                         1,553            (1,600)          (1,171)
                                                                  -------------    --------------    -------------

             Total (benefit) provision                                 $  (892)         $ (1,574)         $ 1,446
                                                                  =============    ==============    =============

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

12.  Income Taxes (Continued)

     Deferred income tax assets (liabilities) are comprised of the following components (in thousands):

                                                                                         2002            2001
                                                                                     -------------   -------------

        Gross deferred income tax assets:
           Workers' compensation claims liabilities                                       $ 2,488         $ 3,413
           Safety incentives payable                                                           99             104
           Allowance for doubtful accounts                                                     16             159
           Amortization of intangibles                                                          -             634
           Deferred compensation                                                              510             447
           Net operating losses and tax credits                                               542             146
           Other                                                                               63             303
                                                                                     -------------   -------------
                                                                                            3,718           5,206
                                                                                     -------------   -------------
        Gross deferred income tax liabilities:
           Tax depreciation in excess of book depreciation                                    (93)            (97)
           Amortization of intangibles                                                        (69)              -
                                                                                     -------------   -------------
                                                                                             (162)            (97)
                                                                                     -------------   -------------

           Net deferred income tax assets                                                 $ 3,556         $ 5,109
                                                                                     =============   =============

     The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

                                                                                    Year ended December 31,
                                                                      2002             2001              2000
                                                                  -------------    --------------    -------------

        Statutory federal tax rate                                       (34.0)%           (34.0)%           34.0 %
        State taxes, net of federal benefit                               (1.0)             (4.0)             7.2
        Nondeductible expenses                                             5.8                 -              1.6
        Nondeductible amortization of intangibles                            -               2.2              5.0
        Federal tax-exempt interest income                                (2.6)             (1.8)            (2.3)
        Federal tax credits                                               (8.0)             (2.0)            (4.0)
        Other, net                                                         0.1               0.2             (0.7)
                                                                  -------------    --------------    -------------

                                                                         (39.7)%           (39.4)%           40.8 %
                                                                  =============    ==============    =============

     At December 31, 2002, the Company had federal net operating tax losses of $6,456,000, which will be carried back against taxable income for the year 1997 and will provide a federal income tax refund in 2003. The Company also had state tax loss carryforwards of $6,484,000, which expire in varying amounts between 2007 and 2022.

     At December 31, 2002, the Company had $304,000 and $88,000 of unused U.S. federal Work Opportunity Tax Credits and Welfare to Work Tax Credits, respectively. These credits may be carried forward until expiration between 2021 and 2022. Additionally, the Company had unused U.S. federal Alternative Minimum Tax Credits of $24,000 which may be carried forward without expiration.

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

     In addition, certain of the Company's branch management employees have elected to receive a portion of their quarterly cash bonus in the form of nonqualified deferred compensation stock options. Such options are awarded at a sixty percent discount from the then-fair market value of the Company's stock and are fully vested and immediately exercisable upon grant. During 2001, the Company awarded deferred compensation stock options for 7,811 shares at an average exercise price of $1.45 per share. During 2000, the Company awarded deferred compensation stock options for 25,466 shares at an average exercise price of $2.22 per share. During 2002, the Company made no awards of deferred compensation stock options. In accordance with Accounting Principles Board ("APB") Opinion No. 25, the Company recognized compensation expense of $17,000 and $85,000 for the years ended December 31, 2001 and 2000, respectively, in connection with the issuance of these discounted options.

     On August 22, 2001, the Company offered to all employee optionees who held options with an exercise price of more than $5.85 per share (covering a total of 812,329 shares), the opportunity to voluntarily return for cancellation without payment any stock option award with an exercise price above that price. At the close of the offer period on September 20, 2001, stock options for a total of 797,229 shares were voluntarily surrendered for cancellation. On August 20, 2002, the Compensation Committee of the Company's board of directors approved the issuance of a total of 357,000 options to then-current employees.

     A summary of the status of the Company's stock options at December 31, 2002, 2001 and 2000, together with changes during the periods then ended, are presented below:

                                                                                                      Weighted
                                                                                       Number         average
                                                                                         of           exercise
                                                                                       options         price
                                                                                    --------------  -------------

       Outstanding at December 31, 1999                                                   893,718        $ 11.16

       Options granted at market price                                                    171,056           6.57
       Options granted below market price                                                  25,466           2.22
       Options exercised                                                                   (7,000)          4.01
       Options canceled or expired                                                       (127,578)          9.03
                                                                                    --------------

       Outstanding at December 31, 2000                                                   955,662          10.44

       Options granted at market price                                                     99,562           3.74
       Options granted below market price                                                   7,811           1.45
       Options exercised                                                                        -              -
       Options voluntarily surrendered                                                   (797,229)         11.53
       Options canceled or expired                                                        (13,600)          8.72
                                                                                    --------------

       Outstanding at December 31, 2001                                                   252,206

       Options granted at market price                                                    372,719           3.16
       Options granted below market price                                                       -              -
       Options exercised                                                                  (16,556)          3.67
       Options canceled or expired                                                        (88,174)          3.58
                                                                                    --------------

       Outstanding at December 31, 2002                                                   520,195
                                                                                    ==============

       Available for grant at December 31, 2002                                           788,815
                                                                                    ==============

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2002, 2001 and 2000:

                                                                               2002          2001         2000
                                                                            -----------   -----------  -----------
        Expected volatility                                                        58%           56%          50%
        Risk free rate of return                                                 2.94%         4.59%        6.20%
        Expected dividend yield                                                     0%            0%           0%
        Expected life (years)                                                      5.0           5.0          7.0


     Total fair value of options granted at market price was computed to be $571,000, $197,000 and $674,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Total fair value of options granted at 60% discount to market price was computed to be approximately $21,000 and $111,000 for the years ended December 31, 2001 and 2000 respectively. There were no options granted during 2002 below market price. The weighted average fair-value per share of all options granted in 2002, 2001 and 2000 was $1.53, $2.03 and $3.94, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2002:


    Options outstanding                                                                           Options exercisable
-----------------------------------------------------------------------------   ------------------------------------
                                                                 Weighted-
                                                 Weighted-        average          Exercisable        Weighted-
                                                  average        remaining             at              average
                                  Number         exercise       contractual       December 31,        exercise
   Exercise price range         of shares          price       life (years)           2002              price
----------------------------  ---------------  --------------  --------------   ------------------  --------------
$     1.45    -  $    3.58          367,776         $  3.12        9.2                    30,776         $  3.00
      3.63    -       7.75          145,419            4.21        7.8                    47,002            4.66
     11.50    -      17.75            7,000           13.58        3.9                     7,000           13.58
                              ---------------                                   ------------------
                                    520,195                                               84,778
                              ===============                                   ==================

     At December 31, 2002,  2001 and 2000,  84,778,  135,344 and 619,009 options were exercisable at weighted average exercise prices of $4.79, $4.21 and $11.33, respectively.


14.  Stockholders' Equity

     During 2002, the Company received a final liquidating distribution from a former insolvent customer. The customer's receivable was personally guaranteed by the Company's President and Chief Executive Officer, who had previously satisfied the guarantee to the Company in full. As such, the payment by the Company of approximately $28,000 to the Company's President represented a partial recovery for the guarantor of the guaranteed receivable.

15.  Stock Repurchase Program

     During 1999, the Company's Board of Directors authorized a stock repurchase program to purchase common shares from time to time in open market purchases. Since inception, the Board has approved six increases in the total number of shares or dollars authorized to be repurchased under the program. The repurchase program currently allows for $390,000 to be used for the repurchase of additional shares as of December 31, 2002. During 2002, the Company repurchased 100,900 shares at an aggregate price of $386,000. During 2001, the Company repurchased 603,600 shares at an aggregate price of $2,307,000. During 2000, the Company repurchased
     1,017,300 shares at an aggregate price of $4,541,000. In accordance with Maryland corporation law, all repurchased shares are immediately cancelled.


16.  Litigation

     The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

17. Quarterly Financial Information (Unaudited)

     The Company's financial statements have been restated for the first, second and third quarters of 2002 and as noted in Note 1 to the financial statements, all quarters for the year ended December 31, 2001 and 2000 have been restated.

        (in thousands, except per share amounts and market price per share)

                                                             First          Second          Third          Fourth
                                                            Quarter        Quarter         Quarter        Quarter
                                                         --------------  -------------  --------------  -------------
        Year ended December 31, 2000
           Restated revenues                                  $ 53,681       $ 57,597        $ 55,233       $ 44,117
           Adjustment                                           33,441         28,905          25,511         23,981
                                                         --------------  -------------  --------------  -------------
           Revenues, as previously reported                     87,122         86,502          80,744         68,098
                                                         ==============  =============  ==============  =============
           Restated cost of revenues                            45,078         48,819          47,319         37,607
           Adjustment                                           33,441         28,905          25,511         23,981
                                                         --------------  -------------  --------------  -------------
           Cost of revenues, as previously reported             78,519         77,724          72,830         61,588
                                                         ==============  =============  ==============  =============
           Net income                                              744            794             500             63
           Basic earnings per share                                .10            .11             .07            .01
           Diluted earnings per share                              .10            .11             .07            .01
           Common stock market prices:
             High                                             $   7.63       $   7.50        $   6.44       $   5.25
             Low                                                  5.00           5.00            5.00           2.50

        Year ended December 31, 2001
           Restated revenues                                  $ 35,397       $ 33,853        $ 37,901       $ 32,240
           Adjustment                                           19,756         18,698          20,381         18,437
                                                         --------------  -------------  --------------  -------------
           Revenues, as previously reported                     55,153         52,551          58,282         50,677
                                                         ==============  =============  ==============  =============
           Restated cost of revenues                            30,055         28,675          31,927         30,699
           Adjustment                                           19,756         18,698          20,381         18,437
                                                         --------------  -------------  --------------  -------------
           Cost of revenues, as previously reported             49,811         47,373          52,308         49,136
                                                         ==============  =============  ==============  =============
           Net (loss) income                                      (211)          (184)            242         (2,269)
           Basic (loss) earnings per share                        (.03)          (.03)            .04           (.38)
           Diluted (loss) earnings per share                      (.03)          (.03)            .04           (.38)
           Common stock market prices:
             High                                             $   4.00       $   3.97        $   4.25       $   5.06
             Low                                                  3.38           3.30            3.05           3.04

        Year ended December 31, 2002
           Restated revenues                                  $ 25,738       $ 27,766        $ 30,090       $ 25,714
           Adjustment                                           15,227         15,082          15,555              -
                                                         --------------  -------------  --------------  -------------
           Revenues, as previously reported                     40,965         42,848          45,645         25,714
                                                         ==============  =============  ==============  =============
           Restated cost of revenues                            21,951         23,414          25,717         23,261
           Adjustment                                           15,227         15,082          15,555              -
                                                         --------------  -------------  --------------  -------------
           Cost of revenues, as previously reported             37,178         38,496          41,272         23,261
                                                         ==============  =============  ==============  =============
           Net (loss) income                                      (417)             1              56           (993)
           Basic (loss) earnings per share                        (.07)             -             .01           (.17)
           Diluted (loss) earnings per share                      (.07)             -             .01           (.17)
           Common stock market prices:
             High                                             $   4.00       $   4.00        $   3.50       $   4.00
             Low                                                  3.15           2.74            2.01           2.67


                                    PART IV


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
-------------------------------
Registrant

Date:  April 11, 2003                           By:  /s/ Michael D. Mulholland
                                                    ----------------------------
                                                    Michael D. Mulholland
                                                    Vice President-Finance and
                                                      Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of April, 2003.

Principal Executive Officer and Director:

* WILLIAM W. SHERERTZ                           President and Chief Executive
                                                 Officer and Director

Principal Financial Officer:

/s/ Michael D. Mulholland                       Vice President-Finance and
-----------------------------------------       Secretary
Michael D. Mulholland

Principal Accounting Officer:

/s/ James D. Miller                             Controller and Assistant
-----------------------------------------       Secretary
James D. Miller

A Majority of Other Directors:

* THOMAS J. CARLEY                        Director

* JAMES B. HICKS                          Director

* ANTHONY MEEKER                          Director


* By  /s/ Michael D. Mulholland
      -----------------------------------------
      Michael D. Mulholland
      Attorney-in-Fact

CERTIFICATIONS

I, William W. Sherertz, certify that:

  1. I have reviewed this Annual Report on Form 10-K of Barrett Business Services, Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

  4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the Company, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

  6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003                     /s/ William W. Sherertz
                                          ---------------------------------
                                          William W. Sherertz
                                          Chief Executive Officer

I, Michael D. Mulholland, certify that:

  1. I have reviewed this Annual Report on Form 10-K of Barrett Business Services, Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

  4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within the Company, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

  6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003                     /s/ Michael D. Mulholland
                                          ---------------------------------
                                          Michael D. Mulholland
                                          Chief Financial Officer

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

      The Registrant has incurred long-term indebtedness as to which the amount involved is less than 10 percent of the Registrant's total assets. The Registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10.1 Second Amended and Restated 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.*

10.2 Form of Indemnification Agreement with each director of the Registrant. Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 33-61804).*

10.3 Deferred Compensation Plan for Management Employees of the Registrant. Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.4 Employment Agreement between the Registrant and Michael D. Mulholland, dated January 26, 1999. Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.*

10.5  Promissory   note  of  William  W.  Sherertz   dated  December  10,  2001.
      Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.*

10.6 Amended and Restated Credit Agreement dated as of September 2, 2002, between the Registrant and Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 4, 2002 (the "Form 8-K").

10.7 Revolving Line of Credit Note dated as of September 2, 2002, in the amount of $11,000,000 issued to Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K.

10.8 Security Agreement Equipment dated as of September 2, 2002, executed in favor of Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K.

10.9 Continuing Security Agreement Rights to Payment dated as of September 2, 2002, executed in favor of Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K.

10.10 First Amendment, dated March 21, 2003, to Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, N.A. dated September 2, 2002.

10.11 First Modification to Promissory Note entered into as of March 21, 2003, by and between the Registrant and Wells Fargo Bank, N.A.

10.12 Second Amendment, dated April 30, 2003, to Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated September 2, 2002.

10.13 Revolving Line of Credit Note dated as of April 30, 2003, in the amount of $8,000,000 issued to Wells Fargo Bank, N.A.

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

* Denotes a management contract or a compensatory plan or arrangement.