Form 10-Q
period 2003-03-31
BARRETT BUSINESS SERVICES INC
filed 2003-05-15
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003
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

            Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Number of shares of common stock, $.01 par value, outstanding at April 30, 2003 was 5,711,035 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

Part I - Financial Information                                              Page

     Item 1.  Financial Statements

              Balance Sheets - March 31, 2003 and
              December 31, 2002................................................3

              Statements of Operations - Three Months
              Ended March 31, 2003 and 2002....................................4

              Statements of Cash Flows - Three Months
              Ended March 31, 2003 and 2002....................................5

              Notes to Financial Statements....................................6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations.......................................................9

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risk.....................................................16

     Item 4.  Controls and Procedures.........................................16


Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K................................17


Signatures    ................................................................18


Exhibit Index ................................................................21

                         Part I - Financial Information

Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                   March 31,         December 31,
                                                                                     2003               2002
                                                                               -----------------  -----------------

                                 ASSETS
Current assets:
    Cash and cash equivalents                                                         $     239          $      96
    Income taxes receivable                                                                   -              1,923
    Trade accounts receivable, net                                                       10,983             11,357
    Prepaid expenses and other                                                            1,811              1,040
    Deferred income taxes                                                                 1,944              2,111
                                                                                      ---------          ---------
      Total current assets                                                               14,977             16,527

Goodwill, net                                                                            18,749             18,749
Intangibles, net                                                                             46                 59
Property and equipment, net                                                               4,942              5,167
Restricted marketable securities and workers' compensation deposits                       4,341              4,286
Deferred income taxes                                                                     1,445              1,445
Other assets                                                                                929              1,064
                                                                                      ---------          ---------
                                                                                      $  45,429          $  47,297
                                                                                      =========          =========



                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                 $     422          $     434
    Line of credit                                                                        1,793              3,513
    Accounts payable                                                                        979                834
    Accrued payroll, payroll taxes and related benefits                                   6,358              4,897
    Workers' compensation claims  liabilities                                             2,127              3,903
    Safety incentives payable                                                               346                406
    Other accrued liabilities                                                             1,108                305
                                                                                      ---------          ---------
      Total current liabilities                                                          13,133             14,292

Long-term debt, net of current portion                                                      400                488
Customer deposits                                                                           444                443
Long-term workers' compensation claims liabilities                                        2,487              2,492
Other long-term liabilities                                                                 650                797
                                                                                      ---------          ---------
                                                                                         17,114             18,512
                                                                                      ---------          ---------


Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value; 20,500 shares authorized, 5,711
      and 5,751 shares issued and outstanding                                                57                 57
    Additional paid-in capital                                                            3,017              3,144
    Employee loan                                                                          (107)              (107)
    Retained earnings                                                                    25,348             25,691
                                                                                      ---------          ---------
                                                                                         28,315             28,785
                                                                                      ---------          ---------
                                                                                      $  45,429          $  47,297
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

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                --------------------------------

                                                                                    2003                2002
                                                                                ------------        ------------

Revenues:
    Staffing services                                                              $  20,110           $  22,570
    Professional employer service fees                                                 3,287               3,168
                                                                                   ---------           ---------
                                                                                      23,397              25,738
                                                                                   ---------           ---------


Cost of revenues:
    Direct payroll costs                                                              14,798              16,634
    Payroll taxes and benefits                                                         3,805               3,692
    Workers' compensation                                                              1,425               1,625
                                                                                   ---------           ---------
                                                                                      20,028              21,951
                                                                                   ---------           ---------

      Gross margin                                                                     3,369               3,787

Selling, general and administrative expenses                                           3,596               4,199
Depreciation and amortization                                                            280                 312
                                                                                  ----------           ---------
      Loss from operations                                                              (507)               (724)
                                                                                   ---------           ---------


Other (expense) income:
    Interest expense                                                                     (95)                (46)
    Interest income                                                                       41                  62
    Other, net                                                                            48                  (5)
                                                                                   ---------           ---------
                                                                                          (6)                 11
                                                                                   ---------           ---------
Loss before benefit from income taxes                                                   (513)               (713)
Benefit from income taxes                                                               (170)               (296)
                                                                                   ---------           ---------

      Net loss                                                                     $    (343)          $    (417)
                                                                                   =========           =========
Basic loss per share                                                               $    (.06)          $    (.07)
                                                                                   =========           =========
Weighted average number of basic shares outstanding                                    5,748               5,821
                                                                                   =========           =========
Diluted loss per share                                                             $    (.06)          $    (.07)
                                                                                   =========           =========
Weighted average number of diluted shares outstanding                                  5,748               5,821
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

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                    ----------------------------

                                                                                        2003            2002
                                                                                    ------------    ------------

Cash flows from operating activities:
    Net loss                                                                          $     (343)      $    (417)
    Reconciliations of net loss to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                        280             312
        Gain on sales of marketable securities                                               (48)              -
        Deferred income taxes                                                                167              10
    Changes in certain assets and liabilities:
      Income taxes receivable                                                              1,923               -
      Trade accounts receivable, net                                                         374             852
      Prepaid expenses and other                                                            (771)           (861)
      Accounts payable                                                                       145            (124)
      Accrued payroll, payroll taxes and related benefits                                  1,461             923
      Other accrued liabilities                                                              803             837
      Workers' compensation claims liabilities                                            (1,781)         (1,014)
      Safety incentives payable                                                              (60)             (1)
      Customer deposits and other assets, net                                                136             (59)
      Other long-term liabilities                                                           (147)              -
                                                                                      ----------       ---------

      Net cash provided by operating activities                                            2,139             458
                                                                                      ----------       ---------

Cash flows from investing activities:
    Purchase of equipment                                                                    (42)            (29)
    Proceeds from maturities of marketable securities                                        637           1,049
    Proceeds from sales of marketable securities                                           2,271               -
    Purchase of marketable securities                                                     (2,915)           (715)
                                                                                      ----------       ---------
      Net cash (used in) provided by investing activities                                    (49)            305
                                                                                      ----------       ---------
Cash flows from financing activities:
    Proceeds from credit-line borrowings                                                   9,550          12,549
    Payments on credit-line borrowings                                                   (11,270)        (13,362)
    Payments on long-term debt                                                              (100)           (395)
    Payment to shareholder                                                                     -             (28)
    Loan to employee                                                                           -             (22)
    Repurchase of common stock                                                              (127)           (131)
                                                                                      ----------       ---------
      Net cash used in financing activities                                               (1,947)         (1,389)
                                                                                      ----------       ---------
      Net increase (decrease) in cash and cash equivalents                                   143            (626)
Cash and cash equivalents, beginning of period                                                96           1,142
                                                                                      ----------       ---------
Cash and cash equivalents, end of period                                              $      239       $     516
                                                                                      ==========       =========


   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                          Notes to Financial Statements


Note 1 - Basis of Presentation of Interim Period Statements:

      The accompanying financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K at pages F1 - F24. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on gross margin, net income or stockholders' equity.


Note 2 - Recent Accounting Pronouncements:

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), "Accounting for Stock Based Compensation-Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires fair value method pro forma disclosures to be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires similar disclosures in interim financial statements. The transition and disclosure requirements of SFAS 148 were adopted by the Company in the fourth quarter of 2002.

      In January 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. Management believes that the adoption of this statement will not have a material impact on its results of operations or financial position.

                         BARRETT BUSINESS SERVICES, INC.
                    Notes to Financial Statements (Continued)


Note 3 - Basic and Diluted Earnings Per Share:

      Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                               ------------------------------

                                                                                   2003              2002
                                                                               ------------      ------------


Weighted average number of basic shares outstanding                               5,748,368         5,820,556

Stock option plan shares to be issued at prices ranging from
    $1.45 to $17.75 per share                                                             -                 -

Less:      Assumed purchase at average market price during the
           period using proceeds received upon exercise of
           options and purchase of stock, and using tax benefits
           of compensation due to premature dispositions                                  -                 -
                                                                                  ---------         ---------


Weighted average number of diluted shares outstanding                             5,748,368         5,820,556
                                                                                  =========         =========



As a result of the net loss reported for the three months ended March 31, 2003 and 2002, 14,171 and 23,354, respectively, of potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.


Note 4 - Stock Incentive Plan:

      The Company's 1993 Stock Incentive Plan (the "Plan") provides for stock-based awards to Company employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 1,550,000.

      The following table summarizes options granted under the Plan in 2003:



                                                          Number
                                                        of Options            Grant Prices
                                                       -------------    -----------------------

     Outstanding at December 31, 2002                        520,195       $ 1.45 to     $17.75

     Options granted                                               -
     Options exercised                                             -
     Options canceled or expired                                (100)      $ 3.63 to     $ 7.06
                                                             -------


     Outstanding at March 31, 2003                           520,095       $ 1.45 to     $17.75
                                                             =======



     Exercisable at March 31, 2003                           102,994
                                                             =======


     Available for grant at March 31, 2003                   788,915
                                                             =======


      The options listed in the table generally become exercisable in four equal annual install-ments beginning one year after the date of grant.


Note 5 - Stock Option Compensation

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock incentive plan. Accordingly, no compensation expense has been recognized for its stock option grants issued at market price because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant.

      If compensation expense for the Company's stock-based compensation plan had been determined based on the fair market value at the grant date for awards under the Plan consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     -------------------------------

                                                                                         2003               2002
                                                                                     ------------       ------------

        (in thousands, except per share amounts)
        Net loss, as reported                                                           $    (343)         $    (417)
        Add back compensation expense recognized under
           APB No. 25                                                                           -                  -
        Deduct: Total stock-based  compensation expense
           determined under fair value based method for all awards,
           net of related tax effects                                                         (38)               (42)
                                                                                        ---------          ---------
        Net loss, pro forma                                                             $    (381)         $    (459)
                                                                                        =========          =========
        Basic loss per share, as reported                                               $    (.06)         $    (.07)
        Basic loss per share, pro forma                                                      (.07)              (.08)
        Diluted loss per share, as reported                                                  (.06)              (.07)
        Diluted loss per share, pro forma                                                    (.07)              (.08)


      The effects of applying SFAS No. 123 for providing pro forma disclosures for the three months ended March 31, 2003 and 2002 are not likely to be representative of the effects on reported net income for future periods because options vest over several years and additional awards generally are made each year.

                         BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The  following   table  sets  forth  the  percentages  of  total  revenues
represented by selected items in the Company's Statements of Operations for the three months ended March 31, 2003 and 2002.


                                                                                Percentage of Total Revenues
                                                                            ----------------------------------

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                            ----------------------------------

                                                                                 2003                 2002
                                                                            ------------          ------------

Revenues:
    Staffing services                                                             86.0 %                87.7 %
    Professional employer service fees                                            14.0                  12.3
                                                                                 -----                 -----
                                                                                 100.0                 100.0
                                                                                 -----                 -----
Cost of revenues:
    Direct payroll costs                                                          63.2                  64.6
    Payroll taxes and benefits                                                    16.3                  14.4
    Workers' compensation                                                          6.1                   6.3
                                                                                 -----                 -----
      Total cost of revenues                                                      85.6                  85.3
                                                                                 -----                 -----

Gross margin                                                                      14.4                  14.7

Selling, general and administrative expenses                                      15.4                  16.3
Depreciation and amortization                                                      1.2                   1.2
                                                                                 -----                 -----
Loss from operations                                                              (2.2)                 (2.8)

Other (expense) income                                                               -                     -
                                                                                 -----                 -----
Pretax loss                                                                       (2.2)                 (2.8)

Benefit from income taxes                                                         (0.7)                 (1.2)
                                                                                 -----                 -----

      Net loss                                                                    (1.5)%                (1.6)%
                                                                                 =====                 =====


Three months ended March 31, 2003 and 2002

      Net loss for the first quarter of 2003 was $343,000, an improvement of $74,000 from a net loss of $417,000 for the first quarter of 2002. The improvement for the first quarter of 2003 was primarily due to lower selling, general and administrative expenses, offset in part by a decline in gross margin dollars. Basic and diluted loss per share for the first quarter of 2003 were $(.06) as compared to basic and diluted loss per share of $(.07) for the 2002 first quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

      Revenues for the first quarter of 2003 totaled approximately $23.4 million, a decrease of approximately $2.3 million or 9.1% from the first quarter of 2002. The decrease in revenues primarily reflects weak business activity for staffing services in the Company's market areas. Management expects that revenue growth for staffing services will be difficult to achieve for the foreseeable future due to generally soft economic conditions.

      Staffing services revenue decreased approximately $2.5 million or 10.9% primarily due to a decline in demand for personnel in the majority of areas in which the Company operates. Professional employer ("PEO") service fee revenue, however, increased approximately $119,000 or 3.8%.

      The Company changed its reporting of PEO revenues from a gross basis to a net basis in 2002 because it was determined that the Company was not the primary obligor for the services provided by employees pursuant to its PEO contracts with its customers. Gross revenue information, although not in accordance with GAAP, is presented below because management believes it provides more information related to the business activity level of PEO customers.


                                                                                          Unaudited
                                                                                    First Quarter Ended
                                                                                          March 31,
                                                                          -------------------------------------

                                                                                2003                   2002
                                                                          ---------------         -------------

Revenues:
    Staffing services                                                            $ 20,110              $ 22,570
    Professional employer services                                                 20,539                18,395
                                                                                 --------              --------
        Total revenues                                                             40,649                40,965
                                                                                 --------              --------
Cost of revenues:
    Direct payroll costs                                                           32,050                31,861
    Payroll taxes and benefits                                                      3,805                 3,692
    Workers' compensation                                                           1,425                 1,625
                                                                                 --------              --------
      Total cost of revenues                                                       37,280                37,178
                                                                                 --------              --------

Gross margin                                                                     $  3,369              $  3,787
                                                                                 ========              ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

      A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

For the quarter ended March 31, 2003 (unaudited, in thousands):


                                             Gross Revenue                                   Net Revenue
                                           Reporting Method        Reclassification       Reporting Method
                                         ---------------------    -------------------   ---------------------
Revenues:
    Staffing services                                 $ 20,110             $        -                $ 20,110
    Professional employer services                      20,539                (17,252)                  3,287
                                                      --------             ----------                --------
      Total revenues                                  $ 40,649             $  (17,252)               $ 23,397
                                                      ========             ==========                ========


Cost of revenues:
    Direct payroll costs                              $ 32,050             $  (17,252)               $ 14,798
                                                      ========             ==========                ========


For the quarter ended March 31, 2002 (unaudited, in thousands):



                                             Gross Revenue                                   Net Revenue
                                           Reporting Method        Reclassification       Reporting Method
                                         ---------------------    -------------------   ---------------------
Revenues:
    Staffing services                                 $ 22,570             $        -                $ 22,570
    Professional employer services                      18,395                (15,227)                  3,168
                                                      --------             ----------                --------
      Total revenues                                  $ 40,965             $  (15,227)               $ 25,738
                                                      ========             ==========                ========


Cost of revenues:
    Direct payroll costs                              $ 31,861             $  (15,227)               $ 16,634
                                                      ========             ==========                ========

      Gross margin for the first quarter of 2003 totaled approximately $3.4 million, which represented a decrease of $418,000 or 11.0% from the first quarter of 2002 primarily due to the 9.1% decline in revenues. The gross margin percent decreased from 14.7% of revenues for the first quarter of 2002 to 14.4% for the first quarter of 2003. The decrease in the gross margin percentage was due to higher payroll taxes and benefits, offset in part by lower direct payroll costs and slightly lower workers' compensation expense as a percentage of revenues. The increase in payroll taxes and benefits, as a percentage of revenues, for the first quarter of 2003, was principally due to higher statutory state unemployment tax rates in various states in which the Company operates as compared to the first quarter of 2002. The decline in direct payroll costs, as a percentage of revenues, for the first quarter of 2003 simply reflects the current mix of services to our customer base. Workers' compensation expense for the first quarter of 2003 totaled $1.4 million or 6.1% of revenues, which compares to $1.6 million or 6.3% of revenues for the first quarter of 2002. The decline in workers' compensation expense, in terms of total dollars, was generally due to a decrease in the number of injury claims in the 2003 first quarter compared to the same period in 2002, which management believes has been influenced by the Company's strengthened loss control procedures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

      Selling, general and administrative ("SG&A") expenses for the 2003 first quarter amounted to approximately $3.6 million, a decrease of $603,000 or 14.4% from the comparable period in 2002. SG&A expenses, expressed as a percentage of revenues, decreased from 16.3% for the first quarter of 2002 to 15.4% for the first quarter of 2003. The decrease in total dollars from 2002 was primarily attributable to reductions in branch office management personnel and related expenses to more closely align internal staffing levels with current business conditions.

      Depreciation and amortization totaled $280,000 or 1.2% of revenues for the first quarter of 2003, as compared to $312,000 or 1.2% of revenues for the same period in 2002. The depreciation and amortization expense level remained comparable to 2002 amounts due to the Company's current low level of capital expenditures.

      The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on payroll taxes, claims experience for workers' compensation and demand and competition for the Company's services. The Company's revenue levels fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its PEO clients in the agriculture and forest products-related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter, as well as adverse loss development of prior period claims during a subsequent quarter.

Liquidity and Capital Resources

      The Company's cash position of $239,000 at March 31, 2003 increased by $143,000 from December 31, 2002, which compares to a decrease of $626,000 for the comparable period in 2002. The increase in cash at March 31, 2003, as compared to March 31, 2002, was primarily generated from the receipt of the Company's income taxes receivable and an increase in accrued payroll, payroll taxes and related benefits, offset in part by payments on workers' compensation claims liabilities and net payments on the Company's credit-line borrowings.

      Net cash provided by operating activities for the three months ended March 31, 2003 amounted to $2,139,000, as compared to $458,000 of net cash provided by operating activities for the comparable 2002 period. For the three months ended March 31, 2003, net cash provided by operating activities was generated by a decrease of $1,923,000 in income taxes receivable as of result of the receipt of a federal income tax refund and an increase in accrued payroll and related benefits of $1,461,000, offset in part by payments on workers' compensation claims of $1,781,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

      Net cash used in investing activities totaled $49,000 for the three months ended March 31, 2003, as compared to $305,000 net cash provided by investing activities for the similar 2002 period. For the 2003 period, the principal source of cash used in investing activities was from $2,915,000 of net purchases of marketable securities, offset in part by net proceeds totaling $2,908,000 from maturities and sales of marketable securities. The Company presently has no material long-term capital commitments.

      Net cash used in financing activities for the three-month period ended March 31, 2003, was $1,947,000, compared to $1,389,000 net cash used in financing activities for the similar 2002 period. For the 2003 period, the principal use of cash for financing activities was $1,720,000 of net payments made on the Company's revolving credit line, $127,000 used to repurchase the Company's common stock and $100,000 of payments made on long-term debt.

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

      Effective April 30, 2003, the Company entered into a second amendment to the Amended and Restated Credit Agreement (the "Agreement") with its principal bank. The Agreement provides for a revolving credit facility of up to $8.0 million, which includes a subfeature under the line of credit for standby letters of credit for not more than $5.0 million and a term loan in the original amount of $693,750 bearing interest at an annual rate 7.4%, as to which the outstanding principal balance was approximately $334,000 as of March 31, 2003.

      Under the terms of the Agreement, the Company's total outstanding borrowings, to a maximum of $8.0 million, may not at any time exceed an aggregate of (i) 85% of the Company's eligible billed accounts receivable, plus
(ii) 65% of the Company's eligible unbilled accounts receivable (not to exceed $1.5 million), plus (iii) only to June 30, 2003, 75% of the appraised value of the Company's real property collateral granted to the bank, minus the amount outstanding under the term loan. Advances bear interest at an annual rate of prime rate plus two percent. The Agreement expires March 31, 2004. As of March 31, 2003, the Company had approximately $1.4 million available under its credit facility.

      The revolving credit facility is secured by the Company's assets, including, without limitation, its accounts receivable, equipment, intellectual property, real property and bank deposits, and may be prepaid at anytime without penalty. Pursuant to the Agreement, the Company is required to maintain compliance with the following financial covenants: (1) a Current Ratio not less than 1.10 to 1.0 through June 29, 2003, and not less than 1.15 to 1.0 from and after June 30, 2003, with "Current Ratio" defined as total current assets divided by total current liabilities: (2) EBITDA not less than negative $700,000 as of the quarter ended March 31, 2003, not less than negative $350,000 as of the quarter ending June 30, 2003, not less than $250,000 as of the quarter ending September 30, 2003, and not less than $1,500,000 as of the quarter ending December 31, 2003 and thereafter, measured on a trailing four-quarter

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

basis, with "EBITDA" defined as net profit before taxes, interest expense (net of capitalized interest expense), depreciation expense and amortization expense;
(3) Funded Debt to EBITDA Ratio not more than 4.0 to 1.0 as of September 30, 2003 and not more than 2.25 to 1.0 as of December 31, 2003 and thereafter, with "Funded Debt" defined as all borrowed funds plus the amount of all capitalized lease obligations of the Company and "Funded Debt to EBITDA Ratio" defined as Funded Debt divided by EBITDA; and (4) EBITDA Coverage Ratio not less than 1.0 to 1.0 as of September 30, 2003 and not less than 1.75 to 1.0 as of December 31, 2003, with "EBITDA Coverage Ratio" defined as EBITDA divided by the aggregate of total interest expense plus the prior period current maturity of long-term debt and the prior period current maturity of subordinated debt. The outstanding balance on the revolving credit facility is expected to be substantially reduced in the second quarter of 2003.

      On March 24, 2003, the Company received a $2.2 million federal income tax refund generated by a net operating loss carryback from the tax year ended December 31, 2002. The Company used this tax refund to reduce the outstanding balance on its revolving credit facility.

      The Company has announced a pending sale-leaseback transaction involving the two office buildings owned by the Company. The sale-leaseback transaction, which is expected to close during the second quarter of 2003, is projected to provide net cash proceeds of approximately $2.0 million. The proceeds from the transaction will be applied to the outstanding balance on the Company's credit facility.

      Management expects that the funds anticipated from operations, together with available credit under the Agreement and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

      In February 1999, the Company's board of directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the board of directors has approved six increases in the total number of shares or dollars authorized to be repurchased under the program. As of May 9, 2003, the repurchase program had remaining authorized availability of $263,000 for the repurchase of additional shares. During the first three months of 2003, the Company repurchased 40,000 shares at an aggregate price of $126,800. Since the inception of the repurchase program through May 9, 2003, the Company has repurchased 1,980,900 shares for an aggregate price of $8,868,000. Management anticipates that the capital necessary to continue this program will be provided by existing cash balances and other available resources.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Information

      Statements in this report which are not historical in nature, including discussion of economic conditions in the Company's market areas and effect on revenue growth, the potential for and effect of recent and future acquisitions, the effect of changes in the Company's mix of services on gross margin, the Company's sources of working capital and expected use of credit, including its ability to pay the balance on its line of credit, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the effectiveness of the Company's management information systems and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, material deviations from expected future workers' compensation claims experience, the carrying values of deferred income tax assets and goodwill, which are subject to the improvement in the Company's future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company's status as a qualified self-insured employer for workers' compensation coverage and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of March 31, 2003, the Company had interest-bearing debt obligations of approximately $2.6 million, of which approximately $1.8 million bears interest at a variable rate and approximately $0.8 million at a fixed rate of interest. The variable rate debt is comprised of approximately $1.8 million outstanding under a secured revolving credit facility, which bears interest at the prime rate plus 2.0%. Based on the Company's overall interest exposure at March 31, 2003, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of March 31, 2003, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.


Item 4.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and its chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), which are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis, on May 12, 2003 and have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is brought to their attention on a timely basis.

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

         (b) The following Current Report on Form 8-K was filed by the Registrant during the quarter ended March 31, 2003:

               The Company filed a Current Report on Form 8-K dated March 19, 2003, to announce (i) its determination to restate PEO revenues on a net rather than gross basis and (ii) a sale-leaseback transaction involving its headquarters and one of its branch office buildings.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BARRETT BUSINESS SERVICES, INC.
                                          (Registrant)






Date:  May 14, 2003                       /s/ Michael D. Mulholland
                                          ---------------------------------
                                              Michael D. Mulholland
                                              Vice President - Finance
                                              (Principal Financial Officer)

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

Date:  May 14, 2003                       /s/ William W. Sherertz
                                          ---------------------------------
                                          William W. Sherertz
                                          Chief Executive Officer

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

Date:  May 14, 2003                       /s/ Michael D. Mulholland
                                          ---------------------------------
                                          Michael D. Mulholland
                                          Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit


10.1  2003 Stock Incentive Plan

99.1  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.