Form 10-Q
period 2003-06-30
BARRETT BUSINESS SERVICES INC
filed 2003-08-13
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003
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

Number of shares of common stock, $.01 par value, outstanding at July 31, 2003 was 5,643,180 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

Part I - Financial Information                                            Page

     Item 1.Financial Statements

            Balance Sheets - June 30, 2003 and
            December 31, 2002................................................3

            Statements of Operations - Three Months
            Ended June 30, 2003 and 2002.....................................4

            Statements of Operations - Six Months
            Ended June 30, 2003 and 2002.....................................5

            Statements of Cash Flows - Six Months
            Ended June 30, 2003 and 2002.....................................6

            Notes to Financial Statements....................................7

     Item 2.Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations......................................................11

     Item 3.Quantitative and Qualitative Disclosure About
            Market Risk.....................................................20

     Item 4.Controls and Procedures.........................................21


Part II - Other Information

     Item 4.Submission of Matters to Vote of Security Holders...............21

     Item 6.Exhibits and Reports on Form 8-K................................22


Signatures  ................................................................23


Exhibit Index...............................................................24

                         Part I - Financial Information
Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                 June 30,    December 31,
                                                                                   2003          2002
                                                                                ----------   ------------
   ASSETS
Current assets:
    Cash and cash equivalents                                                   $   1,977    $       96
    Income taxes receivable                                                             -         1,923
    Trade accounts receivable, net                                                 14,827        11,357
    Prepaid expenses and other                                                      1,893         1,040
    Deferred income taxes                                                           1,839         2,111
                                                                                ----------   ------------
      Total current assets                                                         20,536        16,527

Goodwill, net                                                                      18,749        18,749
Intangibles, net                                                                       35            59
Property and equipment, net                                                         3,611         5,167
Restricted marketable securities and workers' compensation deposits                 4,142         4,286
Deferred income taxes                                                               1,445         1,445
Other assets                                                                          937         1,064
                                                                                ----------   ------------
                                                                                $  49,455    $   47,297
                                                                                ==========   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                           $      88    $      434
    Line of credit                                                                  4,056         3,513
    Accounts payable                                                                  712           834
    Accrued payroll, payroll taxes and related benefits                             8,229         4,897
    Workers' compensation claims liabilities                                        1,783         3,903
    Safety incentives payable                                                         439           406
    Other accrued liabilities                                                         587           305
    Current portion of deferred gain on sale and leaseback                            122             -
                                                                                ----------   ------------
      Total current liabilities                                                    16,016        14,292

Long-term debt, net of current portion                                                400           488
Customer deposits                                                                     441           443
Long-term workers' compensation claims liabilities                                  2,481         2,492
Other long-term liabilities                                                           673           797
Long-term deferred gain on sale and leaseback                                       1,097             -

Commitments and contingencies                                                           -             -

Stockholders' equity:
    Common stock, $.01 par value; 20,500 shares authorized, 5,671
      and 5,751 shares issued and outstanding                                          57            57
    Additional paid-in capital                                                      2,882         3,144
    Employee loan                                                                    (107)         (107)
    Retained earnings                                                              25,515        25,691
                                                                                ----------   ------------
                                                                                   28,347        28,785
                                                                                ----------   ------------
                                                                                $  49,455    $   47,297
                                                                                ==========   ============





   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                          Three Months Ended
                                                              June 30,
                                                       -------------------------
                                                           2003        2002
                                                       ----------- -------------
Revenues:
    Staffing services                                  $23,046          $24,684
    Professional employer service fees                   4,856            3,082
                                                       -------          --------

                                                        27,902           27,766
                                                       -------          --------

Cost of revenues:
    Direct payroll costs                                17,079           18,175
    Payroll taxes and benefits                           4,385            3,520
    Workers' compensation                                1,982            1,719
                                                       -------          --------
                                                        23,446           23,414
                                                       -------          --------

      Gross margin                                       4,456            4,352

Selling, general and administrative expenses             3,869            4,072
Depreciation and amortization                              271              288
                                                       -------          --------
      Income (loss) from operations                        316               (8)
                                                       -------          --------

Other (expense) income:
    Interest expense                                       (83)             (51)
    Interest income                                         15               61
    Other, net                                               -               (1)
                                                       -------          --------
                                                           (68)               9
                                                       -------          --------

Income before provision for income taxes                   248                1
Provision for income taxes                                  81                -
                                                       -------          --------

      Net income                                       $   167          $     1
                                                       =======          ========

Basic income per share                                 $   .03          $     -
                                                       =======          ========

Weighted average number of basic shares outstanding      5,708            5,806
                                                       =======          ========

Diluted income per share                               $   .03          $     -
                                                       =======          ========

Weighted average number of diluted shares outstanding    5,726            5,826
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

                              BARRETT BUSINESS SERVICES, INC.
                                  Statements of Operations
                                        (Unaudited)
                          (In thousands, except per share amounts)

                                                              Six Months Ended
                                                                 June 30,
                                                       -------------------------
                                                         2003             2002
                                                       --------         --------
Revenues:
    Staffing services                                  $ 43,156        $ 47,254
    Professional employer services                        8,143           6,250
                                                       --------         --------

                                                         51,299          53,504
                                                       --------         --------

Cost of revenues:
    Direct payroll costs                                 31,877          34,809
    Payroll taxes and benefits                            8,190           7,212
    Workers' compensation                                 3,407           3,344
                                                       --------         --------

                                                         43,474          45,365
                                                       --------         --------

      Gross margin                                        7,825           8,139

Selling, general and administrative expenses              7,465           8,271
Depreciation and amortization                               551             600
                                                       --------         --------

      Loss from operations                                 (191)           (732)
                                                       --------         --------

Other income (expense) :
    Interest expense                                       (178)            (97)
    Interest income                                          56             123
    Other, net                                               48              (6)
                                                       --------         --------

                                                            (74)             20
                                                       --------         --------

Loss before benefit from income taxes                      (265)           (712)
Benefit from income taxes                                   (89)           (296)
                                                       --------         --------

      Net loss                                         $   (176)       $   (416)
                                                       ========         ========

Basic loss per share                                   $   (.03)       $   (.07)
                                                       ========         ========

Weighted average number of basic shares outstanding       5,728           5,814
                                                       ========         ========

Diluted loss per share                                 $   (.03)       $   (.07)
                                                       ========         ========

Weighted average number of diluted shares outstanding     5,728           5,814
                                                       ========         ========



   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                          Six Months Ended
                                                                              June 30,
                                                                      --------------------------
                                                                        2003             2002
                                                                      ------------ -------------
Cash flows from operating activities:
    Net loss                                                          $    (176)      $    (416)
    Reconciliations of net loss to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                       551             600
        Gain on sales of marketable securities                              (48)              -
        Deferred income taxes                                               272             190
    Changes in certain assets and liabilities:
      Income taxes receivable                                             1,923               -
      Trade accounts receivable, net                                     (3,470)            486
      Prepaid expenses and other                                           (853)           (325)
      Accounts payable                                                     (122)            160
      Accrued payroll, payroll taxes and related benefits                 3,332             816
      Other accrued liabilities                                             282             322
      Workers' compensation claims liabilities                           (2,131)         (1,958)
      Safety incentives payable                                              33              64
      Customer deposits and other assets, net                               125              10
      Other long-term liabilities                                          (124)            (82)
                                                                      ----------      ----------
      Net cash used in operating activities                                (406)           (133)
                                                                      ----------      ----------

Cash flows from investing activities:
    Proceeds from sale and leaseback of buildings                         2,338               -
    Purchase of equipment                                                   (90)            (53)
    Proceeds from maturities of marketable securities                     3,389           1,798
    Proceeds from sales of marketable securities                          2,272               -
    Purchase of marketable securities                                    (5,469)         (1,459)
                                                                      ----------      ----------
      Net cash provided by investing activities                           2,440             286
                                                                      ----------      ----------

Cash flows from financing activities:
    Proceeds from credit-line borrowings                                 20,241          25,701
    Payments on credit-line borrowings                                  (19,698)        (25,516)
    Payments on long-term debt                                             (434)           (683)
    Payment to shareholder                                                    -             (28)
    Loan to employee                                                          -             (22)
    Repurchase of common stock                                             (262)           (181)
    Proceeds from exercise of stock options                                   -              14
                                                                      ----------      ----------
      Net cash used in financing activities                                (153)           (715)
                                                                      ----------      ----------
      Net increase (decrease) in cash and cash equivalents                1,881            (562)
Cash and cash equivalents, beginning of period                               96           1,142
                                                                      ----------      ----------
Cash and cash equivalents, end of period                              $   1,977       $     580
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


Note 2 - Recent Accounting Pronouncements:

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. Management believes that the adoption of this statement will not have a material impact on its results of operations or financial position.

     In May 2003, the FASB issued SFAS 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability if that financial instrument embodies an obligation to the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Management believes that the adoption of this statement will not have a material impact on its results of operations or financial position.

                         BARRETT BUSINESS SERVICES, INC.
                    Notes to Financial Statements (Continued)


Note 3 - Basic and Diluted Earnings Per Share:

     Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:


                                                           Three Months Ended               Six Months Ended
                                                                June 30,                       June 30,
                                                         -------------------------    -------------------------
                                                            2003           2002           2003          2002
                                                         -----------   -----------    -----------   -----------

Weighted average number of basic shares
    outstanding                                           5,707,782     5,806,021      5,728,075     5,814,002

Stock option plan shares to be issued at prices
    ranging from $1.45 to $17.75 per share                  553,439       248,365              -             -

Less:      Assumed purchase at average market
           price during the period using proceeds
           received upon exercise of options and
           purchase of stock, and using tax
           benefits of compensation due to
           premature dispositions                          (534,947)     (228,164)             -             -
                                                         -----------   -----------    -----------   -----------

Weighted average number of diluted shares
    outstanding                                           5,726,274     5,826,222      5,728,075     5,814,002
                                                         ===========   ===========    ===========   ===========



As a result of the net loss reported for the six months ended June 30, 2003 and 2002, potential common shares of 16,332 and 21,778, respectively, have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.


Note 4 - Stock Incentive Plans:

     The Company's 2003 Stock Incentive Plan (the "Plan"), which was approved by shareholders on May 14, 2003, provides for stock-based awards to Company employees, directors and outside consultants or advisers. The number of shares of common stock reserved for issuance under the Plan is 400,000. New grants of incentive stock options could not be made after March 1, 2003 under the Company's 1993 Stock Incentive Plan. At March 10, 2003 there were option awards covering 520,095 shares outstanding under the 1993 Plan, which upon termination, unexercised, are carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan.

                         BARRETT BUSINESS SERVICES, INC.
                    Notes to Financial Statements (Continued)

Note 4 - Stock Incentive Plans (Continued):

     The following table summarizes options granted under the Plan in 2003:

                                             Number
                                           of Options         Grant Prices
                                          --------------    --------------------
     Outstanding at December 31, 2002           520,195     $ 1.45 to     $17.75

     Options granted                            152,000     $ 3.02 to      $3.07
     Options exercised                                -
     Options canceled or expired                (28,816)    $ 3.50 to      $7.06
                                          --------------

     Outstanding at June 30, 2003               643,379     $ 1.45 to     $17.75
                                          ==============

     Exercisable at June 30, 2003                95,747
                                          ==============

     Available for grant at June 30, 2003       276,716
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

     If compensation expense for the Company's stock-based compensation plan had been determined based on the fair market value at the grant date for awards under the Plan consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:


                                                               Three Months Ended             Six Months Ended
                                                                   June 30,                       June 30,
                                                          -----------------------------  ----------------------------
                                                              2003           2002            2003           2002
                                                          -------------  --------------  -------------  -------------
    (in thousands, except per share amounts)
    Net income (loss), as reported                              $  167          $    1        $  (176)       $  (416)
    Add back compensation expense recognized
      under APB No. 25                                               -               -              -              -
    Deduct: Total stock-based  compensation
      expense determined under fair value based
      method for all awards, net of related tax
      effects                                                      (40)            (42)           (78)           (84)
                                                          -------------  --------------  -------------  -------------
    Net income (loss), pro forma                                $  127          $  (41)       $  (254)       $  (500)
                                                          =============  ==============  =============  =============
    Basic income (loss) per share, as reported                  $  .03          $    -        $  (.03)       $  (.07)
    Basic income (loss) per share, pro forma                       .02            (.01)          (.04)          (.09)
    Diluted income (loss) per share, as reported                   .03               -           (.03)          (.07)
    Diluted income (loss) per share, pro forma                     .02            (.01)          (.04)          (.09)


                        BARRETT BUSINESS SERVICES, INC.
                    Notes to Financial Statements (Continued)

Note 5 - Stock Option Compensation (Continued)

     The effects of applying SFAS No. 123 for providing pro forma disclosures for the periods presented above are not likely to be representative of the effects on reported net income for future periods because options vest over several years and additional awards generally are made each year.

                         BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The  following   table  sets  forth  the   percentages  of  total  revenues
represented by selected items in the Company's Statements of Operations for the three and six months ended June 30, 2003 and 2002.


                                                                     Percentage of Total Revenues
                                                        -----------------------------------------------------
                                                          Three Months Ended            Six Months Ended
                                                               June 30,                    June 30,
                                                        ------------------------     ------------------------
                                                           2003         2002            2003          2002
                                                        -----------   ----------     ----------    ----------
Revenues:
    Staffing services                                         82.6 %       88.9 %         84.1 %        88.3 %
    Professional employer service fees                        17.4         11.1           15.9          11.7
                                                        -----------   ----------     ----------    ----------
                                                             100.0        100.0          100.0         100.0
                                                        -----------   ----------     ----------    ----------

Cost of revenues:
    Direct payroll costs                                      61.2         65.4           62.1          65.0
    Payroll taxes and benefits                                15.7         12.7           16.0          13.5
    Workers' compensation                                      7.1          6.2            6.6           6.3
                                                        -----------   ----------     ----------    ----------
      Total cost of revenues                                  84.0         84.3           84.7          84.8
                                                        -----------   ----------     ----------    ----------

Gross margin                                                  16.0         15.7           15.3          15.2

Selling, general and administrative expenses                  13.9         14.7           14.6          15.4
Depreciation and amortization                                  1.0          1.0            1.1           1.1
                                                        -----------   ----------     ----------    ----------
Income (loss) from operations                                  1.1          0.0           (0.4)         (1.3)

Other (loss) income                                           (0.2)           -           (0.1)            -
                                                        -----------   ----------     ----------    ----------

Pretax income (loss)                                           0.9          0.0           (0.5)         (1.3)

Provision for (benefit from) income taxes                      0.3            -           (0.2)         (0.5)
                                                        -----------   ----------     ----------    ----------

      Net income (loss)                                        0.6 %        0.0 %         (0.3)%        (0.8)%
                                                        ===========   ==========     ==========    ==========

     The Company changed its reporting of PEO revenues from a gross basis to a net basis in 2002 because it was determined that the Company was not the primary obligor for the services provided by employees pursuant to its PEO contracts with its customers. Gross revenue information, although not in accordance with GAAP, is presented below because

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

management believes such information is more informative as to the level of the Company's business activity and more useful in managing its operations.


                                                      Unaudited               Unaudited
                                                  Three Months Ended      Six Months Ended
(in thousands)                                        June 30,                 June 30,
                                               --------------------     --------------------
                                                  2003      2002          2003       2002
                                               ---------  ---------     ---------  ---------
Revenues:
    Staffing services                          $ 23,046   $ 24,684      $ 43,156   $ 47,254
    Professional employer services               28,342     18,164        48,881     36,559
                                               ---------  ---------     ---------  ---------
      Total revenues                             51,388     42,848        92,037     83,813
                                               ---------  ---------     ---------  ---------
Cost of revenues:
    Direct payroll costs                         40,565     33,257        72,615     65,118
    Payroll taxes and benefits                    4,385      3,520         8,190      7,212
    Workers' compensation                         1,982      1,719         3,407      3,344
                                               ---------  ---------     ---------  ---------
      Total cost of revenues                     46,932     38,496        84,212     75,674
                                               ---------  ---------     ---------  ---------

Gross margin                                   $  4,456   $  4,352      $  7,825   $  8,139
                                               =========  =========     =========  =========

     A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

For the three months ended June 30 (unaudited, in thousands):


                                 Gross Revenue                                   Net Revenue
                               Reporting Method        Reclassification        Reporting Method
                             --------------------   ----------------------   ---------  ---------
                               2003       2002         2003        2002        2003       2002
                             ---------  ---------   ----------  ----------   ---------  ---------
Revenues:
    Staffing services        $ 23,046   $ 24,684    $       -   $      -     $ 23,046   $ 24,684
    Professional employer
      services                 28,342     18,164      (23,486)    (15,082)      4,856      3,082
                             ---------  ---------   ----------  ----------   ---------  ---------
      Total revenues         $ 51,388   $ 42,848    $ (23,486)  $ (15,082)   $ 27,902   $ 27,766
                             =========  =========   ==========  ==========   =========  =========

Cost of revenues:
    Direct payroll costs     $ 40,565   $ 33,257    $ (23,486)  $ (15,082)   $ 17,079   $ 18,175
                             =========  =========   ==========  ==========   =========  =========

                         BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

For the six months ended June 30 (unaudited, in thousands):


                                Gross Revenue                                     Net Revenue
                               Reporting Method        Reclassification         Reporting Method
                             --------------------   ----------------------   --------------------
                                2003       2002        2003        2002         2003       2002
                             ---------  ---------   ----------  ----------   ---------  ---------
Revenues:
    Staffing services        $ 43,156   $ 47,254    $       -   $       -    $ 43,156   $ 47,254
    Professional employer
      services                 48,881     36,559      (40,738)    (30,309)      8,143      6,250
                             ---------  ---------   ----------  ----------   ---------  ---------
      Total revenues         $ 92,037   $ 83,813    $ (40,738)  $ (30,309)   $ 51,299   $ 53,504
                             =========  =========   ==========  ==========   =========  =========
Cost of revenues:
    Direct payroll costs     $ 72,615   $ 65,118    $ (40,738)  $ (30,309)   $ 31,877   $ 34,809
                             =========  =========   ==========  ==========   =========  =========


Three months ended June 30, 2003 and 2002

     Net income for the second quarter of 2003 was $167,000, an improvement of $166,000 over net income of $1,000 for the second quarter of 2002. The improvement for the second quarter of 2003 was primarily due to lower selling, general and administrative expenses, combined with an improvement in gross margin dollars and percent. Basic and diluted income per share for the second quarter of 2003 was $.03.

     Revenues for the second quarter of 2003 totaled $27.9 million, an increase of approximately $136,000 or 0.5% over the second quarter of 2002. The increase in revenues primarily reflects the growth in the Company's professional employer ("PEO") service fee revenue, partially offset by a decline in staffing services revenue.

     PEO service fee revenue increased approximately $1.8 million or 57.6% primarily due to strong growth in California attributable to the conditions of the workers' compensation insurance market and the opportunities available to the Company as a qualified self-insured employer for workers' compensation coverage. Staffing services revenue decreased approximately $1.6 million or 6.6% primarily due to continued soft demand for such services in the majority of areas in which the Company operates. Management expects growth in demand for its PEO services to continue in the foreseeable future.

     Gross margin for the second quarter of 2003 totaled approximately $4.5 million, which represented an increase of $104,000 or 2.4% over the second quarter of 2002 primarily due to the 0.5% increase in revenues. The gross margin percent increased from 15.7% of revenues for the second quarter of 2002 to 16.0% for the second quarter of 2003. The increase in the gross margin percentage was due to lower direct payroll costs, offset in part by higher payroll taxes and benefits and higher workers' compensation expense. The decline in direct payroll costs, as a percentage of revenues, for the second quarter of 2003 simply reflects the current

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2003 and 2002 (Continued)

mix of services to the Company's customer base and the effect of their unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, for the second quarter of 2003 was due in part to higher statutory state unemployment tax rates in various states in which the Company operates as compared to the second quarter of 2002, as well as to the net effect of disproportionate growth in PEO services.

     Workers' compensation expense for the second quarter of 2003 totaled $2.0 million, which compares to $1.7 million for the second quarter of 2002. The increase in workers' compensation expense was generally due to an increased provision for the future estimated costs of claims.

     Selling, general and administrative ("SG&A") expenses for the 2003 second quarter amounted to approximately $3.9 million, a decrease of $203,000 or 5.0% from the comparable period in 2002. The decrease from 2002 was primarily attributable to reductions in branch office management personnel and related expenses.

     Other expense totaled $68,000 for the second quarter of 2003, which compares to $9,000 of other income for the second quarter of 2002. The increase in other expense was primarily attributable to an increase in interest expense due to higher debt levels and loan fees, as well as to a decline in interest income resulting from lower interest yields on the Company's investments during the 2003 second quarter.

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

Six months ended June 30, 2003 and 2002

     Net loss for the six months ended June 30, 2003 was $176,000, an improvement of $240,000 from a net loss of $416,000 for the first six months of 2002. The improvement for the six-month period of 2003 was primarily due to lower SG&A expenses, offset in part by a decline

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2003 and 2002 (Continued)

in gross margin dollars. Basic and diluted loss per share for the first six months of 2003 were $.03 as compared to basic and diluted loss per share of $.07 for the comparable 2002 period.

     Revenues for the six months ended June 30, 2003 totaled approximately $51.3 million, a decrease of approximately $2.2 million or 4.1% from the first six months of 2002. The decrease in revenues primarily reflects continued weak business activity for staffing services in the Company's market areas, offset in part by growth in the second quarter of 2003 of the Company's PEO service fee revenues. Staffing services revenue decreased approximately $4.1 million or 8.7% primarily due to a decline in demand for such services owing to soft economic conditions in the majority of areas in which the Company operates. PEO service fee revenue, however, increased approximately $1.9 million or 30.3% primarily due to strong growth in California owing to market conditions for workers' compensation insurance.

     Gross margin for the six months ended June 30, 2003 totaled approximately $7.8 million, which represented a decrease of $314,000 or 3.6% from the similar period of 2002 primarily due to the 4.1% decline in revenues. The decline in direct payroll costs, as a percentage of revenues, for the six-month period of 2003, simply reflects the current mix of services to the Company's customer base and the effect of their unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, for the six-month period of 2003, was principally due to higher statutory state unemployment tax rates in various states in which the Company operates as compared to the same period of 2002 and to the net effect of disproportionate growth in PEO services. Workers'
compensation expense for the six months ended June 30, 2003 totaled $3.4 million, which was relatively comparable to $3.3 million for the same period of 2002.

     SG&A expenses for the six months ended June 30, 2003 amounted to approximately $7.5 million, a decrease of $806,000 or 9.7% from the comparable period in 2002. The decrease in expense from 2002 was primarily attributable to reductions in branch office management personnel and related expenses.

     Depreciation and amortization totaled $551,000 or 1.1% of revenues for the six months ended June 30, 2003, as compared to $600,000 or 1.1% of revenues for the same period in 2002. The depreciation and amortization expense level remained comparable to 2002 amounts due to the Company's current low level of capital expenditures.

     Other expense totaled $74,000 for the six-month period ended June 30, 2003, which compares to $20,000 of other income for the comparable 2002 period. The increase in expense was primarily due to an increase in interest expense attributable to higher debt levels and loan fees during the 2003 period as well as to a decline in interest income as a result of lower interest yields on the Company's investments during the 2003 period.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

     The Company's cash position of $1,977,000 at June 30, 2003 increased by $1,881,000 from December 31, 2002, which compares to a decrease of $562,000 for the comparable period in 2002. The increase in cash at June 30, 2003, as compared to June 30, 2002, was primarily generated from proceeds of a sale and leaseback of two office buildings, the receipt of the Company's income tax refund and an increase in accrued payroll, payroll taxes and related benefits, offset in part by payments on workers' compensation claims liabilities and an increase in trade accounts receivable.

     Net cash used in operating activities for the six months ended June 30, 2003 amounted to $406,000, as compared to $133,000 of net cash used in operating activities for the comparable 2002 period. For the six months ended June 30, 2003, cash flow was used for payments on workers' compensation claims of $2,131,000 coupled with an increase of $3,470,000 in trade accounts receivable, offset in part by a $1,923,000 decrease in income taxes receivable as a result of the receipt of the 2002 federal income tax refund and an increase in accrued payroll and related benefits of $3,332,000.

     Net cash provided by investing activities totaled $2,440,000 for the six months ended June 30, 2003, as compared to $286,000 net cash provided by investing activities for the similar 2002 period. For the 2003 period, the principal source of cash provided by investing activities was from $2,338,000 of proceeds from the sale and leaseback of two office buildings owned by the Company and from net proceeds totaling $5,661,000 from maturities and sales of marketable securities, offset in part by $5,469,000 of net purchases of marketable securities. The Company presently has no material long-term capital commitments.

     Net cash used in financing activities for the six-month period ended June 30, 2003, was $153,000, compared to $715,000 net cash used in financing activities for the similar 2002 period. For the 2003 period, the principal use of cash for financing activities was for $434,000 of payments made on long-term debt and $262,000 used to repurchase the Company's common stock, offset in part by $543,000 of net borrowings made on the Company's revolving credit line.

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

     The Company entered into a second amendment to the Amended and Restated Credit Agreement (the "Agreement") with its principal bank effective April 30, 2003. The Agreement provides for a revolving credit facility of up to $8.0 million, which includes a subfeature under the line of credit for standby letters of credit for not more than $5.0 million and a term loan in the original amount of $693,750 bearing interest at an annual rate of 7.4%, as to which the outstanding principal balance was paid in full as of June 30, 2003.

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

     Effective May 22, 2003, the Company entered into a third amendment to the Agreement temporarily increasing the total amount available under the revolving credit facility until July 31, 2003 to accommodate a possible delay in the closing of the Company's pending sale and leaseback transaction.

     Effective July 22, 2003, the Company entered into a fourth amendment to the Agreement with its principal bank, whereby the bank agreed to allow the Company to invest in equity securities of publicly-traded companies believed to offer strategic value or benefit to the Company, in amounts not to exceed an aggregate of $200,000 plus any investment gains (net of any losses) thereon.

     The revolving credit facility is collaterialized by the Company's assets, including, without limitation, its accounts receivable, equipment, intellectual property, real property and bank deposits, and may be prepaid at any time without penalty. Pursuant to the Agreement, as amended, the Company is required to maintain compliance with the following financial covenants: (1) a Current Ratio not less than 1.10 to 1.0 through June 29, 2003, and not less than 1.15 to
1.0 from and after June 30, 2003, with "Current Ratio" defined as total current assets divided by total current liabilities: (2) EBITDA not less than negative $700,000 as of the quarter ended March 31, 2003, not less than negative $350,000 as of the quarter ended June 30, 2003, not less than $250,000 as of the quarter ending September 30, 2003, and not less than $1,500,000 as of the quarter ending December 31, 2003 and thereafter, measured on a trailing four-quarter basis, with "EBITDA" defined as net profit before taxes, interest expense (net of capitalized interest expense), depreciation expense and amortization expense;
(3) Funded Debt to EBITDA Ratio not more than 4.0 to 1.0 as of September 30, 2003 and not more than 2.25 to 1.0 as of December 31, 2003 and thereafter, with "Funded Debt" defined as all borrowed funds plus the amount of all capitalized lease obligations of the Company and "Funded Debt to EBITDA Ratio" defined as Funded Debt divided by EBITDA; and (4) EBITDA Coverage Ratio not less than 1.0 to 1.0 as of September 30, 2003 and not less than 1.75 to 1.0 as of December 31, 2003, with "EBITDA Coverage Ratio" defined as EBITDA divided by the aggregate of total interest expense plus the prior period current maturity of long-term debt and the prior period current maturity of subordinated debt. As of June 30, 2003, the Company had approximately $2.0 million available under its credit facility and was in compliance with all loan covenants.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

     Effective June 30, 2003, the Company completed a sale and leaseback transaction involving two office buildings owned by the Company. The sale and leaseback transaction provided net cash proceeds of approximately $2.0 million (after the June 30, 2003 payment of the outstanding mortgage balance). The net proceeds from the transaction were applied to the outstanding balance on the Company's credit facility, effective July 1, 2003.

     Subsequent to quarter end, in mid-July 2003, the state of California's Department of Self-Insurance Plans released for cancellation the Company's $4.0 million letter of credit, which served as its security deposit for the Company's self-insured workers' compensation program. As a participant in the State's new alternative security program, the Company paid to the State an annual fee of approximately $234,000, which was determined by several factors, including the amount of a future security deposit and the Company's overall credit rating.

     Management expects that the funds anticipated from operations, together with available credit under the Agreement and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

     In February 1999, the Company's board of directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the board of directors has approved seven increases in the total number of shares or dollars authorized to be repurchased under the program. As of August 6, 2003, the repurchase program had remaining authorized availability of $459,000 for the repurchase of additional shares. During the first six months of 2003, the Company repurchased 80,500 shares at an aggregate price of $262,300. Since the inception of the repurchase program through August 6, 2003, the Company has repurchased 2,050,755 shares for an aggregate price of $9,172,000. Management anticipates that the capital necessary to continue this program will be provided by existing cash balances and other available resources.

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

Forward-Looking Information (Continued)

meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, material deviations from expected future workers' compensation claims experience, the carrying values of deferred income tax assets and goodwill, which are subject to improvement in the Company's future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company's status as a qualified self-insured employer for workers' compensation coverage, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                        BARRETT BUSINESS SERVICES, INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of June 30, 2003, the Company had interest-bearing debt obligations of approximately $4.6 million, of which approximately $4.1 million bears interest at a variable rate and approximately $0.5 million at a fixed rate of interest. The variable rate debt is comprised of approximately $4.1 million outstanding under a secured revolving credit facility, which bears interest at the prime rate plus 2.0%. Based on the Company's overall interest exposure at June 30, 2003, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of June 30, 2003, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

Item 4.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. As of June 30, 2003, the end of the period covered by this report, the Company's chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule
               13a-15(e) and 15(d)-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal control over financial reporting. In the three months ended June 30, 2003, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.


                           Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its 2003 annual meeting of stockholders on May 14, 2003. The following directors were elected at the annual meeting:

                                          For       Withheld    Exception
                                       ----------   ----------  -----------

      Fores J. Beaudry                 4,366,416       55,353
      Thomas J. Carley                 4,366,416       55,353
      James B. Hicks, Ph.D.            4,304,116      117,653
      Anthony Meeker                   4,304,116      117,653
      Nancy B. Sherertz                4,205,644      219,125
      William W. Sherertz              4,275,816      145,953

     The other matters presented for action at the annual meeting were approved by the following vote:

                                          For        Against     Abstain
                                       ----------   ----------  -----------

      Approval of the 2003 Stock
      Incentive Plan                   4,153,303      254,302       14,164

      Approval of the appointment
      of PricewaterhouseCoopers LLP
      as independent accountants       2,196,322    2,040,137      185,310

Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this report.

         (b) The following Current Reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2003:

               On May 2, 2003, the Company furnished a Current Report on Form 8-K reporting an April 30, 2003 press release announcing the Company's results of operations for the first quarter ended March 31, 2003.

               The Company filed a Current Report on Form 8-K on June 12, 2003, to report a Third Amendment to its loan agreement with Wells Fargo Bank, N.A., effective for the period from May 22, 2003 to July 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BARRETT BUSINESS SERVICES, INC.
                                          (Registrant)






Date:  August 12, 2003                    /s/ Michael D. Mulholland
                                          --------------------------------
                                          Michael D. Mulholland
                                          Vice President - Finance
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit


10.1 Fourth Amendment, dated July 22, 2003, to Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, N.A., dated September 2, 2002.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.