Form 10-Q
period 2003-09-30
BARRETT BUSINESS SERVICES INC
filed 2003-11-14
CIK 902791

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003
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

Number of shares of common stock, $.01 par value, outstanding at October 31, 2003 was 5,638,380 shares.


================================================================================

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

Part I - Financial Information                                            Page
                                                                          ----

     Item 1.  Financial Statements

              Balance Sheets - September 30, 2003 and
              December 31, 2002................................................3

              Statements of Operations - Three Months
              Ended September 30, 2003 and 2002................................4

              Statements of Operations - Nine Months
              Ended September 30, 2003 and 2002................................5

              Statements of Cash Flows - Nine Months
              Ended September 30, 2003 and 2002................................6

              Notes to Financial Statements....................................7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations......................................................11

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risk.....................................................20

     Item 4.  Controls and Procedures.........................................21


Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K................................21


Signatures....................................................................22


Exhibit Index.................................................................23

                         Part I - Financial Information

Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                                   September 30,      December 31,
                                                                                       2003              2002
                                                                                  --------------     -------------
                                     ASSETS

Current assets:
    Cash and cash equivalents                                                          $     450         $      96
    Income taxes receivable                                                                    -             1,923
    Trade accounts receivable, net                                                        18,449            11,357
    Prepaid expenses and other                                                             1,749             1,040
    Deferred income taxes                                                                  1,658             2,111
                                                                                       ---------         ---------
      Total current assets                                                                22,306            16,527

Goodwill, net                                                                             18,749            18,749
Intangibles, net                                                                              23                59
Property and equipment, net                                                                3,465             5,167
Restricted marketable securities and workers' compensation deposits                        4,063             4,286
Deferred income taxes                                                                      1,114             1,445
Other assets                                                                                 482             1,064
                                                                                       ---------         ---------
                                                                                       $  50,202         $  47,297
                                                                                       =========         =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                  $      88         $     434
    Line of credit                                                                             -             3,513
    Accounts payable                                                                         781               834
    Accrued payroll, payroll taxes and related benefits                                   12,933             4,897
    Workers' compensation claims liabilities                                               1,749             3,903
    Safety incentives payable                                                                681               406
    Other accrued liabilities                                                                326               305
    Current portion of deferred gain on sale and leaseback                                   122                 -
                                                                                       ---------         ---------
      Total current liabilities                                                           16,680            14,292

Long-term debt, net of current portion                                                       400               488
Customer deposits                                                                            447               443
Long-term workers' compensation claims liabilities                                         2,476             2,492
Other long-term liabilities                                                                   27               797
Long-term deferred gain on sale and leaseback                                              1,066                 -

Commitments and contingencies                                                                  -                 -

Stockholders' equity:
    Common stock, $.01 par value; 20,500 shares authorized, 5,638
      and 5,751 shares issued and outstanding                                                 56                57
    Additional paid-in capital                                                             2,699             3,144
    Employee loan                                                                           (107)             (107)
    Retained earnings                                                                     26,458            25,691
                                                                                       ---------         ---------
                                                                                          29,106            28,785
                                                                                       ---------         ---------
                                                                                       $  50,202         $  47,297
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

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                   -----------------------------
                                                                                      2003                2002
                                                                                   ---------           ---------
Revenues:
    Staffing services                                                              $  26,727           $  26,935
    Professional employer service fees                                                 8,046               3,155
                                                                                   ---------           ---------
                                                                                      34,773              30,090
                                                                                   ---------           ---------
Cost of revenues:
    Direct payroll costs                                                              19,740              20,032
    Payroll taxes and benefits                                                         6,181               3,627
    Workers' compensation                                                              2,501               2,058
                                                                                   ---------           ---------
                                                                                      28,422              25,717
                                                                                   ---------           ---------

      Gross margin                                                                     6,351               4,373

Selling, general and administrative expenses                                           4,582               3,984
Depreciation and amortization                                                            256                 282
                                                                                   ---------           ---------
      Income from operations                                                           1,513                 107
                                                                                   ---------           ---------

Other (expense) income:
    Interest expense                                                                     (55)                (91)
    Interest income                                                                       13                  50
    Other, net                                                                           (20)                 27
                                                                                   ---------           ---------
                                                                                         (62)                (14)
                                                                                   ---------           ---------

Income before provision for income taxes                                               1,451                  93
Provision for income taxes                                                               508                  37
                                                                                   ---------           ---------

      Net income                                                                   $     943           $      56
                                                                                   =========           =========

Basic income per share                                                             $     .17           $     .01
                                                                                   =========           =========

Weighted average number of basic shares outstanding                                    5,645               5,804
                                                                                   =========           =========

Diluted income per share                                                           $     .16           $     .01
                                                                                   =========           =========

Weighted average number of diluted shares outstanding                                  5,927               5,816
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

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                          -------------------------
                                                                                           2003             2002
                                                                                          --------         --------
Revenues:
    Staffing services                                                                     $ 69,883         $ 74,189
    Professional employer services                                                          16,189            9,405
                                                                                          --------         --------
                                                                                            86,072           83,594
                                                                                          --------         --------
Cost of revenues:
    Direct payroll costs                                                                    51,617           54,841
    Payroll taxes and benefits                                                              14,371           10,839
    Workers' compensation                                                                    5,908            5,402
                                                                                          --------         --------
                                                                                            71,896           71,082
                                                                                          --------         --------

      Gross margin                                                                          14,176           12,512

Selling, general and administrative expenses                                                12,047           12,255
Depreciation and amortization                                                                  807              882
                                                                                          --------         --------
      Income (loss) from operations                                                          1,322             (625)
                                                                                          --------         --------
Other (expense) income:
    Interest expense                                                                          (233)            (188)
    Interest income                                                                             69              173
    Other, net                                                                                  28               21
                                                                                          --------         --------
                                                                                              (136)               6
                                                                                          --------         --------

Income (loss) before provision for income taxes                                              1,186             (619)
Provision for (benefit from) income taxes                                                      419             (259)
                                                                                          --------         --------

      Net income (loss)                                                                   $    767          $  (360)

                                                                                          ========         ========
Basic income (loss) per share                                                             $    .13         $   (.06)
                                                                                          ========         ========

Weighted average number of basic shares outstanding                                          5,700            5,810
                                                                                          ========         ========

Diluted income (loss) per share                                                           $    .13         $   (.06)
                                                                                          ========         ========

Weighted average number of diluted shares outstanding                                        5,805            5,810
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

                         BARRETT BUSINESS SERVICES, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)



                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                          -------------------------
                                                                                            2003             2002
                                                                                          --------         --------
Cash flows from operating activities:
    Net income (loss)                                                                     $    767         $   (360)
    Reconciliations of net income (loss) to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                          807              882
        Gain on sales of marketable securities                                                 (48)             (24)
        Gain recognized on sale and leaseback                                                  (31)               -
        Deferred income taxes                                                                  784              262
    Changes in certain assets and liabilities:
      Income taxes receivable                                                                1,923                -
      Trade accounts receivable, net                                                        (7,092)             966
      Prepaid expenses and other                                                              (709)            (160)
      Accounts payable                                                                         (53)             (45)
      Accrued payroll, payroll taxes and related benefits                                    8,036              727
      Other accrued liabilities                                                                 21               63
      Workers' compensation claims liabilities                                              (2,170)          (2,910)
      Safety incentives payable                                                                275               73
      Customer deposits and other assets, net                                                  586               51
      Other long-term liabilities                                                             (770)            (160)
                                                                                          --------         --------
      Net cash provided by (used in) operating activities                                    2,326             (635)
                                                                                          --------         --------
Cash flows from investing activities:
    Proceeds from sale and leaseback of buildings                                            2,338                -
    Purchase of equipment                                                                     (188)             (99)
    Proceeds from maturities of marketable securities                                        4,361            2,708
    Proceeds from sales of marketable securities                                             2,272              807
    Purchase of marketable securities                                                       (6,362)          (2,384)
                                                                                          --------         --------
      Net cash provided by investing activities                                              2,421            1,032
                                                                                          --------         --------
Cash flows from financing activities:
    Proceeds from credit-line borrowings                                                    38,750           37,954
    Payments on credit-line borrowings                                                     (42,263)         (37,802)
    Payments on long-term debt                                                                (434)            (696)
    Payment to shareholder                                                                       -              (28)
    Loan to employee                                                                             -              (78)
    Repurchase of common stock                                                                (446)            (183)
    Proceeds from exercise of stock options                                                      -               14
                                                                                          --------         --------
      Net cash used in financing activities                                                 (4,393)            (819)
                                                                                          --------         --------
      Net increase (decrease) in cash and cash equivalents                                     354             (422)

Cash and cash equivalents, beginning of period                                                  96            1,142
                                                                                          --------         --------

Cash and cash equivalents, end of period                                                  $    450         $    720
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

      Barrett, a Maryland corporation, is engaged in providing both staffing and professional employer services to a diversified group of customers through a network of branch offices throughout Oregon, Washington, California, Arizona, Maryland, Delaware and North Carolina. Staffing services are engaged by customers to meet short-term and long-term personnel needs. Professional employer services ("PEO") are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, renewable annually, which cover all employees at a particular work site.


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

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability if that financial instrument embodies an obligation to the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is

                         BARRETT BUSINESS SERVICES, INC.
                    Notes to Financial Statements (Continued)


Note 2 - Recent Accounting Pronouncements (Continued):

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


Note 3 - Basic and Diluted Earnings Per Share:

      Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:


                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30,                      September 30,
                                                              --------------------------        ---------------------------
                                                                2003             2002              2003             2002
                                                              ---------        ---------        ----------        ---------

Weighted average number of basic shares
    outstanding                                               5,644,946        5,803,647         5,700,366        5,810,075

Stock option plan shares to be issued at prices
    ranging from $1.45 to $17.75 per share                      643,379          401,098           572,308                -

Less:      Assumed purchase at average market
           price during the period using proceeds
           received upon exercise of options and
           purchase of stock, and using tax
           benefits of compensation due to
           premature dispositions                              (360,995)        (388,745)         (467,292)               -
                                                              ---------        ---------         ---------        ---------

Weighted average number of diluted shares
    outstanding                                               5,927,330        5,816,000         5,805,382        5,810,075
                                                              =========        =========         =========        =========


As a result of the net loss reported for the nine months ended September 30, 2002, potential common shares of 18,636 have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.


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

      The following table summarizes options activity in 2003:


                                                             Number
                                                           of Options          Grant Prices
                                                           ----------     ----------------------
     Outstanding at December 31, 2002                        520,195       $ 1.45   to   $17.75

     Options granted                                         152,000       $ 3.02   to    $3.07
     Options exercised                                             -
     Options canceled or expired                             (28,816)      $ 3.50   to    $7.06
                                                           ----------

     Outstanding at September 30, 2003                       643,379       $ 1.45   to   $17.75
                                                           ==========

     Exercisable at September 30, 2003                       172,497
                                                           ==========

     Available for grant at September 30, 2003               276,716
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

      If compensation expense for the Company's stock-based compensation plan had been determined based on the fair market value at the grant date for awards under the Plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:


                                                                  Three Months Ended             Nine Months Ended
                                                                    September 30,                  September 30,
                                                                ----------------------         --------------------
    (in thousands, except per share amounts)                     2003            2002           2003          2002
                                                                ------          ------         ------        ------

    Net income (loss), as reported                              $  943          $   56         $  767        $ (360)
    Add back compensation expense recognized
      under APB No. 25                                               -               -              -             -
    Deduct: Total stock-based  compensation
      expense determined under fair value based
      method for all awards, net of related tax
      effects                                                      (47)            (42)          (125)         (126)
                                                                ------          ------         ------        ------
    Net income (loss), pro forma                                $  896          $   14         $  642        $ (486)
                                                                ======          ======         ======        ======
    Basic income (loss) per share, as reported                  $  .17          $  .01         $  .13        $ (.06)
    Basic income (loss) per share, pro forma                       .16               -            .11          (.08)
    Diluted income (loss) per share, as reported                   .16             .01            .13          (.06)
    Diluted income (loss) per share, pro forma                     .15               -            .11          (.08)



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

                         BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The  following   table  sets  forth  the  percentages  of  total  revenues
represented by selected items in the Company's Statements of Operations for the three and nine months ended September 30, 2003 and 2002.


                                                          Percentage of Total Revenues
                                                ----------------------------------------------
                                                 Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                                ------------------         -------------------
                                                2003         2002          2003          2002
                                                -----        -----         -----         -----
Revenues:
    Staffing services                            76.9 %       89.5 %        81.2 %        88.7 %
    Professional employer service fees           23.1         10.5          18.8          11.3
                                                -----        -----         -----         -----

                                                100.0        100.0         100.0         100.0
                                                -----        -----         -----         -----
Cost of revenues:
    Direct payroll costs                         56.7         66.6          60.0          65.6
    Payroll taxes and benefits                   17.8         12.1          16.7          13.0
    Workers' compensation                         7.2          6.8           6.8           6.4
                                                -----        -----         -----         -----

      Total cost of revenues                     81.7         85.5          83.5          85.0
                                                -----        -----         -----         -----

Gross margin                                     18.3         14.5          16.5          15.0

Selling, general and administrative expenses     13.2         13.3          14.0          14.7
Depreciation and amortization                     0.7          0.9           0.9           1.0
                                                -----        -----         -----         -----

Income (loss) from operations                     4.4          0.3           1.6          (0.7)

Other (expense) income                           (0.2)           -          (0.2)            -
                                                -----        -----         -----         -----

Pretax income (loss)                              4.2          0.3           1.4          (0.7)

Provision for (benefit from) income taxes         1.5          0.1           0.5          (0.3)
                                                -----        -----         -----         -----

      Net income (loss)                           2.7 %        0.2 %         0.9 %        (0.4)%
                                                =====        =====         =====         =====


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


                                                             Unaudited                         Unaudited
                                                        Three Months Ended                 Nine Months Ended
(in thousands)                                            September 30,                       September 30,
                                                     ------------------------          ------------------------
                                                      2003            2002              2003            2002
                                                     --------        --------          --------        --------
Revenues:
    Staffing services                                $ 26,727        $ 26,935          $ 69,883        $ 74,189
    Professional employer services                     46,886          18,710            95,767          55,269
                                                     --------        --------          --------        --------

      Total revenues                                   73,613          45,645           165,650         129,458
                                                     --------        --------          --------        --------

Cost of revenues:
    Direct payroll costs                               58,580          35,587           131,195         100,705
    Payroll taxes and benefits                          6,181           3,627            14,371          10,839
    Workers' compensation                               2,501           2,058             5,908           5,402
                                                     --------        --------          --------        --------

      Total cost of revenues                           67,262          41,272           151,474         116,946
                                                     --------        --------          --------        --------

Gross margin                                          $ 6,351         $ 4,373          $ 14,176        $ 12,512
                                                     ========        ========          ========        ========



      A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:



                                                           Unaudited Three Months Ended September 30,
                                  -------------------------------------------------------------------------------------
                                       Gross Revenue                                                   Net Revenue
(in thousands)                       Reporting Method               Reclassification                Reporting Method
                                  -----------------------         ----------------------        -----------------------
                                    2003           2002            2003           2002            2003           2002
                                  --------       --------         --------      --------        --------       --------
Revenues:
    Staffing services             $ 26,727       $ 26,935         $      -      $      -        $ 26,727       $ 26,935
    Professional employer
      services                      46,886         18,710          (38,840)      (15,555)          8,046          3,155
                                  --------       --------        ---------      --------        --------       --------
      Total revenues              $ 73,613       $ 45,645         $(38,840)     $(15,555)       $ 34,773        $30,090
                                  --------       --------        ---------      --------        --------       --------

Cost of revenues:
    Direct payroll costs          $ 58,580       $ 35,587         $(38,840)     $(15,555)       $ 19,740       $ 20,032
                                  ========       ========         ========      ========        ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)


                                                           Unaudited Nine Months Ended September 30,
                                  -------------------------------------------------------------------------------------
                                       Gross Revenue                                                  Net Revenue
(in thousands)                       Reporting Method              Reclassification               Reporting Method
                                  -----------------------         ----------------------        -----------------------
                                    2003           2002            2003           2002            2003           2002
                                  --------       --------         --------      --------        --------       --------
Revenues:
    Staffing services             $ 69,883       $ 74,189         $      -      $      -        $ 69,883       $ 74,189
    Professional employer
      services                      95,767         55,269          (79,578)      (45,864)         16,189          9,405
                                  --------       --------         --------      --------        --------       --------
      Total revenues              $165,650       $129,458         $(79,578)     $(45,864)       $ 86,072       $ 83,594
                                  ========       ========         ========      ========        ========       ========

Cost of revenues:
    Direct payroll costs          $131,195       $100,705         $(79,578)     $(45,864)       $ 51,617       $ 54,841
                                  ========       ========         ========      ========        ========       ========


Three months ended September 30, 2003 and 2002

      Net income for the third quarter of 2003 was $943,000, an improvement of $887,000 over net income of $56,000 for the third quarter of 2002. The improvement for the third quarter of 2003 was primarily due to higher gross margin dollars as a result of significant growth in professional employer ("PEO") services business, partially offset by higher selling, general and administrative expenses. The diluted income per share for the third quarter of 2003 was $.16.

      Revenues for the third quarter of 2003 totaled $34.8 million, an increase of approximately $4.7 million or 15.6% over the $30.1 million for the same quarter in 2002. The increase in revenues primarily reflects the significant growth in the Company's PEO service fee revenue, partially offset by a slight decline in staffing services revenue.

      PEO service fee revenue increased approximately $4.9 million or 155.0% primarily due to strong growth in California attributable to the business opportunities available to the Company as a qualified self-insured employer for workers' compensation coverage owing to the adverse market conditions for workers' compensation insurance. Staffing services revenue decreased approximately $0.2 million or 0.8% primarily due to continued soft economic conditions for such services in the majority of areas in which the Company operates. Management expects growth in demand for its PEO services to continue in the foreseeable future.

      Gross margin for the third quarter of 2003 totaled approximately $6.4 million, which represented an increase of $2.0 million or 45.2% over the third quarter of 2002 primarily due to the 15.6% increase in revenues. The gross margin percent increased from 14.5% of revenues for the third quarter of 2002 to 18.3% for the third quarter of 2003. The increase in the gross

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2003 and 2002 (Continued)

margin percentage was due to lower direct payroll costs, offset in part by higher payroll taxes and benefits and higher workers' compensation expense. The decline in direct payroll costs, as a percentage of revenues, for the third quarter of 2003 reflects the current mix of services to the Company's customer base and the effect of their unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, for the third quarter of 2003 was due in part to higher statutory state unemployment tax rates in various states in which the Company operates as compared to the third quarter of 2002, as well as to the effect of significant growth in PEO services.

      Workers' compensation expense for the third quarter of 2003 totaled $2.5 million, which compares to $2.1 million for the third quarter of 2002. The increase in workers' compensation expense was generally due to an increased provision for the future estimated costs of claims due to the increase in business activity.

      Selling, general and administrative ("SG&A") expenses for the 2003 third quarter amounted to approximately $4.6 million, an increase of $598,000 or 15.0% over the comparable period in 2002. The increase over 2002 was primarily attributable to higher profit sharing and related taxes and to an increase in risk management personnel and related expenses. SG&A expenses, as a percent of net revenues, declined slightly in the 2003 third quarter as compared to the same period a year ago.


Nine months ended September 30, 2003 and 2002

      Net income for the nine months ended September 30, 2003 was $767,000, an improvement of $1.1 million over a net loss of $360,000 for the first nine months of 2002. The improvement for the nine-month period of 2003 was primarily due to higher gross margin dollars and lower SG&A expenses, offset in part by an increase in other expense. The diluted income per share for the first nine months of 2003 was $.13 as compared to a diluted loss per share of $.06 for the comparable 2002 period.

      Revenues for the nine months ended September 30, 2003 totaled approximately $86.1 million, an increase of approximately $2.5 million or 3.0% over the first nine months of 2002. The increase in revenues primarily reflects continued growth of the Company's PEO service fee revenues, offset in part by continued weak overall economic conditions, which have a corresponding effect on the demand for the Company's staffing services. PEO service fee revenue increased approximately $6.8 million or 72.1% primarily due to strong growth in California owing to market conditions for workers' compensation insurance. Staffing services revenue decreased approximately $4.3 million or 5.8% primarily due to a decline in demand for such services owing to soft economic conditions in the majority of areas in which the Company operates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Nine months ended September 30, 2003 and 2002 (Continued)

      Gross margin for the nine months ended September 30, 2003 totaled approximately $14.2 million, which represented an increase of $1.7 million or 13.3% over the similar period of 2002 primarily due to the 3.0% increase in revenues coupled with an increase in the gross margin percentage from 15.0% to 16.5% of revenues. The decrease in direct payroll costs, as a percentage of revenues, for the nine-month period of 2003 reflects the current mix of services to the Company's customer base and the effect of their unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, for the nine-month period of 2003, was principally due to higher statutory state unemployment tax rates in various states in which the Company operates as compared to the same period of 2002 and to the effect of significant growth in PEO services. Workers' compensation expense for the nine months ended September 30, 2003 totaled $5.9 million, which compares to $5.4 million for the same period of 2002. The increase in workers' compensation expense was primarily attributable to an increased provision for the future estimated cost of claims due to the increase in business activity.

      SG&A expenses for the nine months ended September 30, 2003 amounted to approximately $12.0 million, a decrease of $208,000 or 1.7% from the comparable period in 2002. The decrease in expense from 2002 was primarily attributable to reductions in branch office management personnel and related expenses, offset in part by higher profit sharing and related taxes and additional risk management personnel.

      Depreciation and amortization totaled $807,000 or 0.9% of revenues for the nine months ended September 30, 2003, as compared to $882,000 or 1.0% of revenues for the same period in 2002. The depreciation and amortization expense level remained comparable to 2002 amounts due to the Company's current low level of capital expenditures.

      Other expense totaled $136,000 for the nine-month period ended September 30 2003, which compares to $6,000 of other income for the comparable 2002 period. The increase in expense was primarily due to an increase in interest expense attributable to higher debt levels and loan fees during the 2003 period, as well as to a decline in interest income as a result of lower interest yields on the Company's investments during the 2003 period.

Factors Affecting Quarterly Results

      The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers' compensation and demand and competition for the Company's services. The Company's revenue levels may fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its PEO clients. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Factors Affecting Quarterly Results (Continued)

direct payroll later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter, as well as adverse loss development of prior period claims during a subsequent quarter.

Liquidity and Capital Resources

      The Company's cash position of $450,000 at September 30, 2003 increased by $354,000 over December 31, 2002, which compares to a decline of $422,000 for the comparable period in 2002. The increase in cash at September 30, 2003, as compared to December 31, 2002, was primarily generated from the proceeds of a sale and leaseback of two Company-owned office buildings, the receipt of the Company's 2002 income tax refund and an increase in accrued payroll, payroll taxes and related benefits, offset in part by payments on workers' compensation claims liabilities, net payments on the credit-line and an increase in trade accounts receivable.

      Net cash provided by operating activities for the nine months ended September 30, 2003 amounted to $2,326,000, as compared to $635,000 of net cash used in operating activities for the comparable 2002 period. For the nine months ended September 30, 2003, cash flow was provided by a $1,923,000 decrease in income taxes receivable as a result of the receipt of the 2002 federal income tax refund and an increase in accrued payroll and related benefits of $8,036,000, offset in part by payments on workers' compensation claims of $2,170,000 coupled with an increase of $7,092,000 in trade accounts receivable.

      Net cash provided by investing activities totaled $2,421,000 for the nine months ended September 30, 2003, as compared to $1,032,000 for the similar 2002 period. For the 2003 period, the principal source of cash provided by investing activities was from $2,338,000 of proceeds from the sale and leaseback of two office buildings and from net proceeds totaling $6,633,000 from maturities and sales of marketable securities, offset in part by $6,362,000 of net purchases of marketable securities. These transactions generally represent scheduled maturities and the replacement of such securities held for workers' compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

      Net cash used in financing activities for the nine-month period ended September 30, 2003, was $4,393,000, compared to $819,000 for the similar 2002 period. For the 2003 period, the principal use of cash for financing activities was for $3,513,000 of net payments made on the Company's revolving credit line, $446,000 used to repurchase the Company's common stock pursuant to its repurchase program, and $434,000 of payments made on long-term debt.

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

      Under the terms of the Agreement, the Company's total outstanding borrowings, to a maximum of $8.0 million, may not at any time exceed an aggregate of (i) 85% of the Company's eligible billed accounts receivable, plus
(ii) 65% of the Company's eligible unbilled accounts receivable (not to exceed $1.5 million). Subsequent to the quarter ended September 30, 2003, the bank reduced the interest rate on advances from an annual rate of prime rate plus two percent to prime plus one percent. The Agreement expires March 31, 2004.

      Effective July 22, 2003, the Company entered into a fourth amendment to the Agreement with its principal bank, whereby the bank agreed to allow the Company to invest in equity securities of publicly-traded companies believed to offer strategic value or benefit to the Company, in amounts not to exceed an aggregate of $200,000 plus any investment gains (net of any losses) thereon.

      The revolving credit facility is collateralized by the Company's assets, including, without limitation, its accounts receivable, equipment, intellectual property, real property and bank deposits, and may be prepaid at any time without penalty. Pursuant to the Agreement, as amended, the Company is currently required to maintain compliance with the following financial covenants: (1) a Current Ratio not less than 1.15 to 1.0 from and after June 30, 2003, with "Current Ratio" defined as total current assets divided by total current liabilities: (2) EBITDA not less than $250,000 as of the quarter ending
September  30,  2003,  and not less than  $1,500,000  as of the  quarter  ending
December 31, 2003 and thereafter, measured on a trailing four-quarter basis, with "EBITDA" defined as net profit before taxes, interest expense (net of capitalized interest expense), depreciation expense and amortization expense;
(3) Funded Debt to EBITDA Ratio not more than 4.0 to 1.0 as of September 30, 2003 and not more than 2.25 to 1.0 as of December 31, 2003 and thereafter, with "Funded Debt" defined as all borrowed funds plus the amount of all capitalized lease obligations of the Company and "Funded Debt to EBITDA Ratio" defined as Funded Debt divided by EBITDA; and (4) EBITDA Coverage Ratio not less than 1.0 to 1.0 as of September 30, 2003 and not less than 1.75 to 1.0 as of December 31, 2003, with "EBITDA Coverage Ratio" defined as EBITDA divided by the aggregate of total interest expense plus the prior period current maturity of long-term debt and the prior period current maturity of subordinated debt. As of September 30, 2003, the Company had approximately $7.1 million available under its $8 million credit facility and was in compliance with all loan covenants.

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

      Management expects that the funds generated from future operations, together with available credit under the Agreement and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

      In February 1999, the Company's board of directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the board of directors has approved seven increases in the total number of shares or dollars authorized to be repurchased under the program. As of November 10, 2003, the repurchase program had remaining authorized availability of $443,800 for the repurchase of additional shares. During the first nine months of 2003, the Company repurchased 112,655 shares at an aggregate price of $446,000. Since the inception of the repurchase program through November 10, 2003, the Company has repurchased 2,053,555 shares for an aggregate price of $9,187,200. Management anticipates that the capital necessary to continue this program will be provided by existing cash balances and other available resources.

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

Forward-Looking Information (Continued)

economic trends in the Company's service areas, material deviations from expected future workers' compensation claims experience, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company's future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company's status as a qualified self-insured employer for workers' compensation coverage, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of September 30, 2003, the Company had interest-bearing debt obligations of approximately $0.5 million, which bears interest at a fixed rate. Based on the Company's overall interest exposure at September 30, 2003, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of September 30, 2003, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

                         BARRETT BUSINESS SERVICES, INC.


Item 4.  Controls and Procedures

      The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures as of September 30, 2003 were effective in providing a reasonable level of assurance that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.


                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed herewith are listed in the Exhibit Index following the signature page of this Report.

         (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2003.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BARRETT BUSINESS SERVICES, INC.
                                          (Registrant)






Date:  November 12, 2003                  /s/ Michael D. Mulholland
                                          -------------------------
                                          Michael D. Mulholland
                                          Vice President - Finance
                                          (Principal Financial Officer)

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