Form 10-K
period 2003-12-31
BARRETT BUSINESS SERVICES INC
filed 2004-03-30
CIK 902791

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

                   For the fiscal year ended December 31, 2003
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

      Indicate by check mark whether the Registrant is an accelerated filer (as indicated by Exchange Act Rule 12 b-2). Yes _ No X

      State  the   aggregate   market  value  of  the  common   equity  held  by
non-affiliates of the Registrant: $7,360,437 at June 30, 2003.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             Class                          Outstanding at February 27, 2004
Common Stock, Par Value $.01 Per Share              5,705,050 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.

                         BARRETT BUSINESS SERVICES, INC.
                         2003 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I                                 Page

Item 1.    Business                                                            2

Item 2.    Properties                                                         11

Item 3.    Legal Proceedings                                                  11

Item 4.    Submission of Matters to a Vote of Security Holders                12

           Executive Officers of the Registrant                               12

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder      13
           Matters

Item 6.    Selected Financial Data                                            14

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              15

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         25

Item 8.    Financial Statements and Supplementary Data                        25

Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure                                               25

Item 9A.   Controls and Procedures                                            26

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                 27

Item 11.   Executive Compensation                                             27

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    27

Item 13.   Certain Relationships and Related Transactions                     28

Item 14.   Principal Accountant Fees and Services                             28

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   29

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

         Barrett's range of services and expertise in human resource management encompasses five major categories: payroll processing, employee benefits and administration, workers' compensation coverage, effective risk management and workplace safety programs, and human resource administration, which includes functions such as recruiting, interviewing, drug testing, hiring, placement, training and regulatory compliance. These services are typically provided through a variety of contractual arrangements, as part of either a traditional staffing service or a professional employer organization ("PEO") service. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing, and comprehensive on-site personnel management responsibilities. In a PEO arrangement, the Company enters into a contract to become a co-employer of the client company's existing workforce and assumes responsibility for some or all of the human resource management responsibilities. The Company's target PEO clients typically have limited resources available to effectively manage these matters. The Company believes that its ability to offer clients a broad mix of staffing and PEO services differentiates it from its competitors and benefits its clients through
(i) lower recruiting and personnel administration costs, (ii) decreases in payroll expenses due to lower workers' compensation and health insurance costs,
(iii) improvements in workplace safety and employee benefits, (iv) lower employee turnover and (v) reductions in management resources expended in employment-related regulatory compliance. For 2003, Barrett's staffing services revenues represented 76.2% of total net revenues, compared to 23.8% for PEO services revenues, as compared to 88.5% and 11.5%, respectively, for 2002.

         Barrett provides services to a diverse array of customers, including, among others, electronics manufacturers, various light-manufacturing industries, forest products and agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in numerous construction-related fields and various professional services firms. During 2003, the Company provided staffing services to approximately 2,700 customers, down from 2,900 in 2002. Although a majority of the Company's staffing customers are small to mid-sized businesses, during 2003 approximately 30 of the Company's customers each utilized Barrett employees in a number ranging from at least 200 employees to as many as 975 employees through various staffing services arrangements. In addition, Barrett had approximately 500 PEO clients at December 31, 2003, compared to 300 at December 31, 2002 and Barrett employed approximately 11,800 and 3,100 employees pursuant to PEO contracts at December 31, 2003 and 2002, respectively. The increase in the number of PEO customers during 2003 was primarily due to PEO growth in California attributable to the business opportunities available to the Company as a qualified self-insured employer for workers' compensation coverage resulting from adverse market conditions for workers' compensation insurance in the state.

         The Company operates through a network of 28 branch offices in Washington, Oregon, Idaho, California, Arizona, Maryland, Delaware and North Carolina. Barrett also has several smaller recruiting offices in its general market areas under the direction of a branch office.

         See Part II, Item 7, under the heading "Forward-Looking Information" for a discussion of risks and other factors that may cause the Company's operating results or financial condition to vary significantly from those implied by statements in this Item or in Item 7 that are forward-looking rather than historical in nature. Additional specific risks are discussed in conjunction with forward-looking statements included in this Item and in Item 7.

Operating Strategies
         The Company's principal operating strategies are to: (i) provide effective human resource management services through a blend of staffing and PEO arrangements, (ii) promote a decentralized and autonomous management philosophy and structure, (iii) leverage branch office economies of scale, (iv) motivate employees through regular profit sharing and (v) control workers' compensation costs through effective risk management.

Growth Strategies
         The Company's principal growth strategies are to: (i) support, strengthen and expand branch office operations, (ii) enhance management information systems to support continued growth and to improve customer services and (iii) expand through selective acquisitions of human resource-related businesses in new and existing geographic markets.

Acquisitions
         The Company reviews acquisition opportunities on a periodic basis. While growth through acquisition has historically been a major element of the Company's overall strategic growth plan, there can be no assurance that any additional acquisitions will be completed in the foreseeable future, or that any future acquisitions will have a positive effect on the Company's performance. Acquisitions involve a number of potential risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, exposure to workers' compensation and other costs in differing regulatory environments, adverse short-term effects on the Company's operating results and operational challenges arising out of integration of management information systems.

         Effective January 1, 2004, the Company acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company with nine offices in Central Washington, Eastern Oregon and Southern Idaho. The Company paid $3,000,000 in cash for the assets of SRTC and the selling shareholders' noncompete agreements and agreed to issue up to 135,731 shares of its common stock ("Earnout Shares"), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004.

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

         o Employee Benefits and Administration. As a result of its size, Barrett is able to offer employee benefits which are typically not available at an affordable cost to many of its customers, particularly those with fewer than 100 employees. These benefits include health care insurance, a 401(k) savings plan, a Section 125 cafeteria plan, life and disability insurance and claims administration.

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

         o    Workers'  Compensation  Coverage.  Beginning in 1987,  the Company
              obtained  self-insured  employer status for workers'  compensation coverage in Oregon and is currently a qualified self-insured employer in many of the states in which it operates, including California beginning in March, 1995. Through its third-party administrators, Barrett provides claims management services to its PEO customers. As discussed under "Self-Insured Workers' Compensation Program" below, the Company works aggressively at managing job injury claims, including identifying fraudulent claims and utilizing its staffing services to return workers to active employment earlier. As a result of its efforts to manage workers' compensation costs, the Company is often able to reduce its clients' overall expenses arising out of job-related injuries and insurance.

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

         The Company's staffing services customers operate in a broad range of businesses, including forest products and agriculture-based companies, electronic manufacturers, transportation and shipping companies, food processors, professional firms and construction contractors. Such customers range in size from small local firms to companies with international operations, which use Barrett's services on a domestic basis. None of the Company's staffing services customers individually accounted for more than 4% of its total 2003 revenues.

         In 2003, the light industrial sector generated approximately 75% of the Company's staffing services revenues, while clerical office staff accounted for 19% of such revenues and technical personnel represented the balance of 6%. Light industrial workers in the Company's employ perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers and drafters of electronic parts.

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

         The Company began offering PEO services to Oregon customers in 1990 and subsequently expanded these services to other states. The Company has entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses with up to several hundred employees. None of the Company's PEO clients individually accounted for more than 3% of its total annual revenues during 2003.

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

         Self Insurance for Workers' Compensation. In August 1987, Barrett became a self-insured employer for workers' compensation coverage in Oregon. The Company subsequently obtained self-insured employer status for workers' compensation in four additional states, Maryland, Washington, Delaware and California. Regulations governing self-insured employers in each jurisdiction typically require the employer to maintain surety deposits of government securities, letters of credit or other financial instruments to cover workers' claims in the event the employer is unable to pay for such claims.

         To manage its financial exposure from the incidence of catastrophic injuries and fatalities, the Company maintains excess workers' compensation insurance pursuant to an annual policy with a major insurance company. Through December 31, 2000, such excess insurance included a self-insured retention or deductible of $350,000. For calendar 2001, the Company's self-insured retention was $400,000. Beginning January 1, 2002, the Company's excess workers' compensation insurance policy provided coverage for single occurrences exceeding $750,000 with statutory limits. Effective January 1, 2004, the per occurrence retention increased to $1 million and the policy limit was increased to $25 million. The higher per occurrence retention may result in higher workers' compensation costs to the Company with a corresponding negative effect on its operating results.

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

         As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates, and as other data becomes available, these estimates are revised, which may result in increases  or  decreases  in  existing  case  reserves.  Barrett  has  engaged a nationally-recognized, independent actuary to review annually the Company's total workers' compensation claims liability and reserving practices. Based in part on such review, the Company believes its total accrued workers' compensation claims liabilities at December 31, 2003, are adequate. It is possible, however, that the Company's actual future workers' compensation obligations may exceed the amount of its accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims, and the effect, if any, of claims incurred but not reported. Refer to Part II, Item 7, under the heading "Critical Accounting Policies".

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

Employees and Employee Benefits
         At December 31, 2003, the Company had approximately 17,000 employees, including approximately 5,000 staffing services employees, approximately 11,800 PEO employees and approximately 200 managerial, sales and administrative employees. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. During 2003, approximately 3% of the Company's employees were covered by a collective bargaining agreement. Each of Barrett's managerial, sales and administrative employees has entered into a standard form of employment agreement which, among other provisions, contains covenants not to engage in certain activities in competition with the Company for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. Barrett believes its employee relations are good.

         Benefits offered to Barrett's staffing services employees include group health insurance, a Section 125 cafeteria plan which permits employees to use pretax earnings to fund various services, including health insurance premiums and childcare expenses, and a savings plan (the "401(k) plan") under Section 401(k) of the Internal Revenue Code (the "Code") pursuant to which employees may begin making contributions upon reaching 21 years of age and completing 1,000 hours of service in any consecutive 12-month period. The Company may also make contributions to the savings plan, which vest over seven years and are subject to certain legal limits, at the sole discretion of the Company's Board of Directors. Employees subject to a co-employer arrangement may participate in the Company's benefit plans at the election of the co-employer. See "Regulatory and Legislative Issues--Employee Benefit Plans."

Regulatory and Legislative Issues
         Business Operations. The Company is subject to the laws and regulations of the jurisdictions within which it operates, including those governing self-insured employers under the workers' compensation systems in Washington, Oregon, California, Maryland and Delaware. An Oregon PEO company, such as Barrett, is required to be licensed as a worker-leasing company by the Workers' Compensation Division of the Oregon Department of Consumer and Business Services. Temporary staffing companies are expressly exempt from the Oregon licensing requirement. Oregon PEO companies are also required to ensure that each PEO client provides adequate training and supervision for its employees to comply with statutory requirements for workplace safety and to give 30 days written notice in the event of a termination of its obligation to provide workers' compensation coverage for PEO employees and other subject employees of a PEO client. Although compliance with these requirements imposes some additional financial risk on Barrett, particularly with respect to those clients who breach their payment obligation to the Company, such compliance has not had a significant adverse impact on Barrett's business to date.

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

         The Company offers various qualified employee benefit plans to its employees, including its work-site employees. These employee benefit plans include the 401(k) plan, a cafeteria plan under Section 125 of the Code, a group health plan, a group life insurance plan and a group disability insurance plan. Generally, qualified employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974 ("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees. See Part II, Item 7 of this report for a discussion of issues regarding qualification of the Company's employee benefit plans arising out of participation by the Company's PEO employees.

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

         Although there are believed to be at least several hundred companies currently offering PEO services in the U.S., many of these potential competitors are located in states in which the Company presently does not operate. During 2003, approximately 73% and 25% of the Company's PEO service fee revenues were earned in California and Oregon, respectively.

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


Item 2.  PROPERTIES

         The Company provides staffing and PEO services through all 28 of its branch offices. The following table shows the number of branch offices located in each state in which the Company operates. The Company's California and Oregon offices accounted for 51% and 27%, respectively, of its total revenues in 2003. The Company also leases office space in other locations in its market areas which it uses to recruit and place employees.

                                             Number of
                                              Branch
                            State            Offices
                      ------------------   -----------

                        Arizona                  1
                        California              10
                        Idaho                    1
                        Oregon                   9
                        Washington               2
                        Maryland                 3
                        Delaware                 1
                        North Carolina           1

         Barrett leases office space for its corporate and branch offices. At December 31, 2003, such leases had expiration dates ranging from less than one year to ten years, with total minimum payments through 2013 of approximately $4,330,000.


Item 3.  LEGAL PROCEEDINGS

         There were no material legal proceedings pending against the Company at December 31, 2003, or during the period beginning with that date through March 26, 2004.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2003.


EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table identifies, as of February 29, 2004, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

                                                                         Officer
       Name           Age   Principal Positions and Business Experience    Since

--------------------------------------------------------------------------------

William W. Sherertz    58   President; Chief Executive Officer; Director    1980


Michael D. Mulholland  52   Vice President-Finance and Secretary;           1994
                            Chief Financial Officer


Gregory R. Vaughn      48   Vice President                                  1998

James D. Miller        40   Controller and Assistant Secretary; Principal   1994
                            Accounting Officer


----------------------------

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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock (the "Common Stock") trades on The Nasdaq Stock Market's SmallCap(TM) tier under the symbol "BBSI." At February 27, 2004, there were 59 stockholders of record and approximately 570 beneficial owners of the Common Stock. The Company has not declared or paid any cash dividends since the closing of its initial public offering of Common Stock on June 18, 1993, and has no present plan to pay any cash dividends in the foreseeable future. The following table presents the high and low sales prices of the Common Stock for each quarterly period during the last two fiscal years, as reported by The Nasdaq Stock Market:


                                High         Low
                              ----------  ----------
2002
   First Quarter                 $ 4.00      $ 3.15
   Second Quarter                  4.00        2.74
   Third Quarter                   3.50        2.01
   Fourth Quarter                  4.00        2.67

2003
   First Quarter                 $ 3.75      $ 2.31
   Second Quarter                  3.65        2.64
   Third Quarter                   7.41        3.00
   Fourth Quarter                 15.13        7.00

Item 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Company's financial statements and the accompanying notes listed in
Item 15 of this Report.


                                                             Year Ended December 31,
                                                2003      2002       2001      2000       1999
                                              --------- ---------  --------- ---------  ---------
                                                     (In thousands, except per share data)

Statement of operations:
   Revenues:
     Staffing services                        $ 93,544  $ 96,750   $123,110  $188,500   $194,991
     Professional employer service fees         29,177    12,558     16,281    22,128     24,433
                                              --------- ---------  --------- ---------  ---------
      Total                                    122,721   109,308    139,391   210,628    219,424
                                              --------- ---------  --------- ---------  ---------
   Cost of revenues:
     Direct payroll costs                       69,099    71,515     90,750   139,177    141,623
     Payroll taxes and benefits                 22,916    14,062     17,635    27,007     28,603
     Workers' compensation                       9,333     8,766     12,971    12,639     11,702
                                              --------- ---------  --------- ---------  ---------
      Total                                    101,348    94,343    121,356   178,823    181,928
                                              --------- ---------  --------- ---------  ---------
   Gross margin                                 21,373    14,965     18,035    31,805     37,496
   Selling, general and administrative
     expenses                                   17,186    16,008     18,737    24,583     25,957
   Depreciation and amortization                 1,058     1,162      3,277     3,192      2,461
                                              --------- ---------  --------- ---------  ---------
   Income (loss) from operations                 3,129    (2,205)    (3,979)    4,030      9,078
                                              --------- ---------  --------- ---------  ---------
   Other (expense) income:
     Interest expense                             (268)     (278)      (359)     (830)      (634)
     Interest income                                82       217        297       341        357
     Other, net                                     32        21         45         6         32
                                              --------- ---------  --------- ---------  ---------
      Total                                       (154)      (40)       (17)     (483)      (245)
                                              --------- ---------  --------- ---------  ---------
   Income (loss) before income taxes             2,975    (2,245)    (3,996)    3,547      8,833
   Provision for (benefit from) income taxes       890      (892)    (1,574)    1,446      3,684
                                              --------- ---------  --------- ---------  ---------
      Net income (loss)                       $  2,085  $ (1,353)  $ (2,422) $  2,101   $  5,149
                                              ========= =========  ========= =========  =========
   Basic earnings (loss) per share            $    .36  $   (.23)  $   (.39) $    .29   $    .68
                                              ========= =========  ========= =========  =========
   Weighted average number of basic
     shares outstanding                          5,690     5,804      6,193     7,237      7,581
                                              ========= =========  ========= =========  =========
   Diluted earnings (loss) per share          $    .35  $   (.23)  $   (.39) $    .29   $    .68
                                              ========= =========  ========= =========  =========
   Weighted average number of diluted
     shares  outstanding                         5,876     5,804      6,193     7,277      7,627
                                              ========= =========  ========= =========  =========

Selected balance sheet data:
   Cash                                       $  7,785  $     96   $  1,142  $    516   $    550
   Working capital                               8,470     2,235      2,658     3,731      7,688
   Total assets                                 54,673    47,297     52,566    60,865     70,504
   Long-term debt, net of current portion          400       488        922     2,283      5,007
   Stockholders' equity                         30,634    28,785     30,534    34,917     37,329


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
         The Company's revenues consist of staffing services and professional employer organization ("PEO") service fees. Staffing services revenues are derived from services performed for short-term staffing, contract staffing and on-site management. PEO service fees refer exclusively to co-employer contractual agreements with PEO clients. The Company's revenues from staffing services represent all amounts invoiced to customers for direct payroll, employer payroll related taxes, workers' compensation coverage and a service fee (equivalent to a mark-up percentage). PEO service fee revenues are recognized in accordance with EITF 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent." As such, the Company's PEO service fee revenues include amounts invoiced to PEO customers for employer payroll related taxes, workers'
compensation coverage and a gross profit. Thus, amounts invoiced to PEO customers for salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment are excluded from PEO service fee revenues and cost of revenues. The Company's Oregon and California offices accounted for approximately 78% of its total net revenues in 2003. Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company's financial results. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers' compensation claims cost objectives. The safety incentive expense is netted against PEO revenues on the Company's Statements of Operations.

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

         The largest portion of workers' compensation expense is the cost of workplace injury claims. When an injury occurs and is reported to the Company, the Company's respective independent third-party claims administrator ("TPA") analyzes the details of the injury and develops a case reserve, which is the TPA's estimate of the cost of the claim based on similar injuries and its professional judgment. The Company then records, or accrues, an expense and a corresponding liability based upon the TPA's estimates for claims reserves. As cash payments are made by the Company's TPA against specific case reserves, the accrued liability is reduced by the corresponding payment amount. The TPA also reviews existing injury claims on an on-going basis and adjusts the case reserves as new or additional information for each claim becomes available. The Company has established additional reserves to provide for future unanticipated increases in expenses ("adverse loss development") of the claims reserves for open injury claims and for claims incurred but not reported related to prior and current periods. Management believes that the Company's operational policies and internal claims reporting system help to limit the occurrence of unreported incurred claims.

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

         Self-insured workers' compensation reserves. The Company is self-insured for workers' compensation coverage in a majority of its employee work sites. Accruals for workers' compensation expense are made based upon the Company's claims experience and an annual independent actuarial analysis, utilizing Company experience, as well as claim cost development trends and current workers' compensation industry loss information. As such, a majority of the Company's recorded expense for workers' compensation is management's best estimate. Management believes that the amount accrued is adequate to cover all known and unreported claims at December 31, 2003. However, if the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required, which could have a material negative effect on operating results.

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

         Intangible assets and goodwill. The Company assesses the recoverability of intangible assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management's current assessment of the carrying value of intangible assets and goodwill indicates there is no impairment based upon projected future cash flows. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

New Accounting Pronouncements
         For a discussion of new accounting pronouncements and their potential effect on the Company's results of operations and financial condition, refer to
Note 1 in the Notes to the Financial Statements in Item 15 of this Annual Report on Form 10-K.

Forward-Looking Information
         Statements in this Item or in Item 1 of this report which are not historical in nature, including discussion of economic conditions in the
Company's market areas and effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the effectiveness of the Company's management information systems, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, material deviations from expected future workers' compensation claims experience, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company's future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company's status as a qualified self-insured employer for workers' compensation coverage, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations
         The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the years ended December 31, 2003, 2002 and 2001, listed in Item 15 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company's financial statements listed in Item 15 of this Report.


                                                   Percentage of Total Net Revenues
                                                 ----------------------------------
                                                       Years Ended December 31,
                                                 -----------------------------------
                                                  2003          2002          2001

   Revenues:
     Staffing services                            76.2 %        88.5 %        88.3 %
     Professional employer service fees           23.8          11.5          11.7
                                                 -------       -------       -------
      Total                                      100.0         100.0         100.0
                                                 -------       -------       -------
   Cost of revenues:
     Direct payroll costs                         56.3          65.4          65.1
     Payroll taxes and benefits                   18.7          12.9          12.7
     Workers' compensation                         7.6           8.0           9.3
                                                 -------       -------       -------
      Total                                       82.6          86.3          87.1
                                                 -------       -------       -------
   Gross margin                                   17.4          13.7          12.9
   Selling, general and administrative expenses   14.0          14.6          13.4
   Depreciation and amortization                   0.9           1.1           2.4
                                                 -------       -------       -------
   Income (loss) from operations                   2.5          (2.0)         (2.9)
   Other (expense) income                         (0.1)           --            --
                                                 -------       -------       -------
   Pretax income (loss)                            2.4          (2.0)         (2.9)
   Provision for (benefit from) income taxes       0.7          (0.8)         (1.2)
                                                 -------       -------       -------
      Net income (loss)                            1.7 %        (1.2)%        (1.7)%
                                                 =======       =======       =======


         The Company changed its reporting of PEO revenues from a gross basis to a net basis in 2002 because it was determined by the requirements of EITF 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent", that the Company was not the primary obligor for the services provided by employees pursuant to its PEO contracts. The gross revenues and cost of revenues information below, although not in accordance with generally accepted accounting principles ("GAAP"), is presented for comparison purposes and because management believes such information is more informative as to the level of the Company's business activity and more useful in managing its operations.


                                        Year Ended
(in thousands)                        December 31,
                                  --------------------
                                    2003       2002
                                  ---------  ---------
Revenues:
   Staffing services              $ 93,544   $ 96,750
   Professional employer services  173,134     73,952
                                  ---------  ---------

     Total revenues                266,678    170,702
                                  ---------  ---------
Cost of revenues:
   Direct payroll costs            210,785    132,909
   Payroll taxes and benefits       22,916     14,062
   Workers' compensation            11,604      8,766
                                  ---------  ---------

     Total cost of revenues        245,305    155,737
                                  ---------  ---------

Gross margin                      $ 21,373   $ 14,965
                                  =========  =========

         A reconciliation of non-GAAP gross revenues to net revenues is as follows for the years ended December 31, 2003 and 2002 (in thousands):


                             Gross Revenue                                       Net Revenue
                            Reporting Method          Reclassification        Reporting Method
                          ---------------------   -----------------------   ---------------------
                            2003        2002         2003         2002         2003       2002
                          ---------   ---------   ----------   ----------   ---------   ---------
Revenues:
   Staffing services      $ 93,544    $ 96,750    $      --    $      --    $ 93,544    $ 96,750
   Professional employer
     services              173,134      73,952     (143,957)     (61,394)     29,177      12,558
                          ---------   ---------   ----------   ----------   ---------   ---------
     Total revenues       $266,678    $170,702    $(143,957)   $ (61,394)   $122,721    $109,308
                          =========   =========   ==========   ==========   =========   =========
Cost of revenues:         $245,305    $155,737    $(143,957)   $ (61,394)   $101,348    $ 94,343
                          =========   =========   ==========   ==========   =========   =========




Years Ended December 31, 2003 and 2002

         Net income for the year ended December 31, 2003 was $2,085,000, an improvement of $3,438,000 over the net loss of $1,353,000 for 2002. The improvement in the net income was primarily attributable to higher gross margin dollars, primarily due to a 12.3% increase in revenues, offset in part by an increase in selling, general and administrative ("SG&A") expenses to support the increase in business activity. Basic income per share for 2003 was $.36 and diluted income per share for 2003 was $.35 as compared to basic and diluted loss per share of $.23 for 2002.

         Revenues for 2003 totaled $122,721,000, an increase of approximately $13,413,000 or 12.3% over 2002 revenues of $109,308,000. The increase in total revenues was due primarily to the significant growth in the Company's professional employer ("PEO") service fee revenue in California, partially offset by a small decline in staffing service revenue.

         PEO service fee revenue increased $16,619,000 or 132.3%, while staffing services revenue decreased $3,206,000 or 3.3%, which resulted in an increase in the share of PEO service fee revenue to 23.8% of total revenues for 2003, as compared to 11.5% for 2002. The increase in PEO service fee revenue for 2003 was primarily due to strong growth in California attributable to business opportunities available to the Company as a qualified self-insured employer for workers' compensation coverage resulting from the adverse market conditions for workers' compensation insurance in the state. Management expects growth in demand for its PEO services to continue in the foreseeable future. The decrease in staffing services revenue for 2003 was primarily attributable to continued weak demand for the Company's services in the majority of areas in which the Company does business owing to general weak economic conditions. The share of staffing services revenues had a corresponding decrease from 88.5% of total revenues for 2002 to 76.2% for 2003.

         Gross margin for 2003 totaled $21,373,000, which represented an increase of $6,408,000 or 42.8% over 2002. The gross margin percent increased from 13.7% of revenues for 2002 to 17.4% for 2003. The increase in the gross margin percentage was due to lower direct payroll costs and workers' compensation costs, offset in part by higher payroll taxes and benefit costs, as a percentage of net revenues. The decrease in direct payroll costs as a percentage of net revenues from 65.4% for 2002 to 56.3% for 2003 primarily reflects the current mix of services to the current customer base and to the effect of their unique mark-up percent. The decrease in workers' compensation costs, as a percentage of net revenues, from 8.0% of revenues for 2002 to 7.6% for 2003, was principally due to a lessening of the increase in the adverse development of estimated future costs of workers' compensation claims primarily concentrated in the Company's California operations. The increase in payroll taxes and benefits as a percentage of net revenues from 12.9% for 2002 to 18.7% for 2003 was primarily attributable to higher state unemployment tax rates in various states in which the Company operates, as well as to the effect of significant growth in PEO services. The Company expects gross margin, as a percentage of net revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment, as well as the adequacy of its estimates for workers' compensation liabilities, which may be negatively affected by unanticipated adverse loss development of claims reserves.

         In connection with the Company's self-insured workers' compensation program, the Company has maintained an excess workers' compensation policy which limits the financial effect of costly workers' compensation claims. For the calendar year 2001, such policies included a self-insured retention or deductible of $400,000 per occurrence. Effective January 1, 2002, the self-insured retention or deductible increased to $750,000 per occurrence. Effective January 1, 2004, the self-insured retention or deductible on the
Company's excess workers' compensation policy increased to $1,000,000 per occurrence, although the premium cost per $100 of payroll declined significantly. Management believes that the Company obtained the most favorable terms and conditions available in the market, in view of the effect of the events of September 11, 2001, on the insurance industry and the Company's size and scope of operations.

         SG&A expenses consist of compensation and other expenses incident to the operation of the Company's headquarters and the branch offices and the marketing of its services. SG&A expenses for 2003 amounted to $17,186,000, an increase of $1,178,000 or 7.4% over 2002. SG&A expenses, expressed as a percentage of net revenues, declined from 14.6% for 2002 to 14.0% for 2003. The increase in total SG&A dollars was primarily due to increases in branch management personnel and related expenses as a result of the growth in the Company's PEO business.

         Depreciation and amortization totaled $1,058,000 for 2003, which compares to $1,162,000 for 2002. The depreciation and amortization expense level remained comparable to 2002 amounts due to the Company's current low level of capital expenditures.

         At December 31, 2003, the Company had net deferred income tax assets of $3,237,000 primarily reflecting temporary differences between taxable income for financial accounting and tax purposes and tax credit carryforwards, which will reduce taxable income in future years. Pursuant to generally accepted accounting principles, the Company is required to assess the realization of the deferred
income  tax  assets  as  significant   changes  in  circumstances   may  require
adjustments during future periods. Although realization is not assured, management has concluded that it is more likely than not that the remaining net deferred income tax assets will be realized, principally based upon projected taxable income for the next two years. The amount of the net deferred income tax assets actually realized could vary, if there are differences in the timing or amount of future reversals of existing deferred income tax assets or changes in the actual amounts of future taxable income as compared to operating forecasts. If the Company's operating forecast is determined to no longer be reliable due to uncertain market conditions, the Company's long-term forecast may require reassessment. As a result, in the future, a valuation allowance may be required to be established for all or a portion of the net deferred income tax assets. Such a valuation allowance could have a significant effect on the Company's future results of operations and financial position.

         Effective January 1, 2004, the Company acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company with nine offices in Central Washington, Eastern Oregon and Southern Idaho. The Company paid $3,000,000 in cash for the assets of SRTC and the selling shareholders' noncompete agreements and agreed to issue up to 135,731 shares of its common stock ("Earnout Shares"), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004.

         The Company offers various qualified employee benefit plans to its employees, including its PEO employees. These qualified employee benefit plans include a savings plan (the "401(k) plan") under Section 401(k) of the Internal Revenue Code (the "Code"), a cafeteria plan under Section 125 of the Code, a group health plan, a group life insurance plan and group disability insurance plan. Generally, qualified employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974 ("ERISA"). In order to qualify for favorable tax treatment under the Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees.

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


Years Ended December 31, 2002 and 2001

         Net loss for the year ended December 31, 2002 was $1,353,000, an improvement of $1,069,000 over the net loss of $2,422,000 for 2001. The improvement in the net loss was attributable to a 14.6% reduction in SG&A expenses and a 64.5% reduction in depreciation and amortization expenses, partially offset by a 17.0% decline in gross margin dollars, primarily resulting from a 21.6% decrease in net revenues. Basic and diluted loss per share for 2002 were $.23 as compared to basic and diluted loss per share of $.39 for 2001.

         Revenues for 2002 totaled $109,308,000, a decrease of approximately $30,083,000 or 21.6% from 2001 revenues of $139,391,000. The decrease in total net revenues was due, in part, to the continued softening of business conditions in the Company's market areas, particularly in the Company's Northern California operations, which accounted for approximately 46.0% of the decline in total net revenues for 2002, as well as to management's decision to terminate the Company's relationship with certain customers who provided insufficient gross margin in relation to such risk factors as workplace safety and credit.

         Staffing services revenue decreased $26,360,000 or 21.4%, while PEO service fee revenue decreased $3,723,000 or 22.9%, which resulted in an increase in the share of staffing services to 88.5% of total revenues for 2002, as compared to 88.3% for 2001. The decrease in staffing services revenue for 2002 was primarily attributable to a continued decrease in demand for the Company's services in the majority of areas in which the Company does business owing to general weak economic conditions. The share of PEO service fee revenues had a corresponding decrease from 11.7% of total revenues for 2001 to 11.5% for 2002. The decrease in PEO service fee revenue for 2002 was primarily due to management's decision to discontinue its services to certain PEO customers which provided insufficient gross margin or represented unacceptable levels of risk associated with credit or workplace safety.

         Gross margin for 2002 totaled $14,965,000, which represented a decrease of $3,070,000 or 17.0% from 2001. The gross margin percent increased from 12.9% of revenues for 2001 to 13.7% for 2002. The increase in the gross margin percentage was due to lower workers' compensation costs offset in part by higher direct payroll costs and payroll taxes and benefits, as a percentage of revenues. The decrease in workers' compensation costs, as a percentage or revenues, from 9.3% of revenues for 2001 to 8.0% for 2002, was principally due to a lessening of the increase in the adverse development of estimated future costs of workers' compensation claims primarily concentrated in the Company's California operations. The increase in direct payroll costs as a percentage of revenues from 65.1% for 2001 to 65.4% for 2002 primarily reflected the then-current mix of services to the then-current customer base. The increase in payroll taxes and benefits as a percentage of revenues from 12.7% for 2001 to 12.9% for 2002 was primarily attributable to slightly higher state unemployment tax rates in various states in which the Company operates.

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


Liquidity and Capital Resources
         The Company's cash position at December 31, 2003 of $7,785,000 increased $7,689,000 over December 31, 2002. The increase in cash at December 31, 2003 was primarily generated from net income, the proceeds of a sale and leaseback of two Company-owned office buildings, the receipt of the Company's 2002 income tax refund, the release of a workers' compensation surety deposit from restricted marketable securities to cash and an increase in accrued payroll, payroll taxes and related benefits, offset in part by payments on workers' compensation claims liabilities, net payments on the Company's credit-line and an increase in trade accounts receivable.

         Net cash provided by operating activities for 2003 amounted to $7,176,000 , as compared to net cash used in operating activities of $906,000 for 2002. For 2003, net cash provided by operating activities was primarily attributable to net income of $2,085,000, a $1,923,000 decrease in income taxes receivable as a result of the receipt of the 2002 federal income tax refund and an increase in accrued payroll and related benefits of $8,984,000, offset in part by a net decrease of workers' compensation claims of $1,478,000, coupled with an increase of $7,124,000 in trade accounts receivable. For 2002, net cash used in operating activities was primarily attributable to a $1,353,000 net loss, a $2,475,000 decrease in workers' compensation claims liabilities and a $1,923,000 increase in income taxes receivable, partially offset by a $2,403,000 decrease in accounts receivable, a $1,553,000 decrease in deferred income tax assets and depreciation and amortization of $1,162,000.

         Net cash provided by investing activities totaled $4,695,000 for 2003, as compared to net cash provided by investing activities of $988,000 for 2002. For 2003, the principal source of cash provided by investing activities was from $2,338,000 of proceeds from the sale and leaseback of two office buildings and from net proceeds totaling $9,914,000 from maturities and sales of marketable securities, offset in part by $7,226,000 of net purchases of marketable securities. These transactions generally represent scheduled maturities and the replacement of such securities held for workers' compensation surety deposit purposes. For 2002, the principal source of cash provided by investing activities was from proceeds of $4,279,000 from maturities and sales of marketable securities, offset in part by $3,116,000 of purchases of marketable securities. The Company presently has no material long-term commitments for capital expenditures, nor does it anticipate any in the foreseeable future.

         Net cash used in financing activities for 2003 amounted to $4,182,000, which compares to $1,128,000 in 2002. For 2003, the principal use of cash for financing activities was for $3,513,000 of net payments made on the Company's revolving credit line, common stock repurchases totaling $446,000 pursuant to its repurchase program and scheduled payments on long-term debt of $433,000. For 2002, the principal use of cash in financing activities was for scheduled payments on long-term debt of $708,000 and common stock repurchases totaling $386,000.

         The Company entered into a new Credit Agreement (the "New Credit Agreement") with its principal bank on March 23, 2004, to be effective March 31, 2004. The New Credit Agreement provides for a revolving credit facility of up to $6.0 million, which includes a subfeature under the line of credit for standby letters of credit for not more than $4.0 million. The interest rate on advances, if any, will be, at the Company's discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The New Credit Agreement expires July 1, 2005.

         The revolving credit facility is collateralized by the Company's assets, including, without limitation, its accounts receivable, equipment, intellectual property and bank deposits, and may be prepaid at any time without penalty. Pursuant to the New Credit Agreement, the Company is required to maintain compliance with the following financial covenants: (1) a Current Ratio not less than 1.10 to 1.0 with "Current Ratio" defined as total current assets divided by total current liabilities; (2) Tangible Net Worth not less than $8 million, determined at each fiscal quarter end, with "Tangible Net Worth" defined as the aggregate of total stockholders' equity plus subordinated debt less any intangible assets; (3) Total Liabilities divided by Tangible Net Worth not greater than 5.00 to 1.0, determined at each fiscal quarter end, with "Total Liabilities" defined as the aggregate of current liabilities and non-current liabilities, less subordinated debt and the deferred gain on the Company's sale and leaseback transaction, and with "Tangible Net Worth" as defined above; and (4) Net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, and pre-tax profit not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end.

         The New Credit Agreement replaces the Company's prior Amended and Restated Credit Agreement (the "Prior Agreement") with the same bank, which was amended three times during fiscal year 2003. The Prior Agreement provided for a revolving credit facility of up to $8.0 million, which included a subfeature for standby letters of credit for not more than $5.0 million and a term loan but was subject to asset-based limits on the amount of available credit. The term loan was paid in full as of June 30, 2003.

         Effective June 30, 2003, the Company completed a sale and leaseback transaction involving two office buildings owned by the Company. The sale and leaseback transaction provided net cash proceeds of approximately $2.0 million (after the June 30, 2003 payment of the outstanding mortgage balance). The net proceeds from the transaction were applied to the outstanding balance on the Company's credit facility.

         As of December 31, 2003, the Company had approximately $4.7 million available under its prior $8.0 million credit facility and was in compliance with all loan covenants.

         Management expects that current liquid assets, the funds anticipated to be generated from operations, and credit available under the New Credit Agreement and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

         During 1999, the Company's Board of Directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the Board of Directors has approved seven increases in the total number of shares or dollars authorized to be repurchased under the program. The stock repurchase program had $443,000 of remaining authorization for the repurchase of additional shares at December 31, 2003. During 2003, the Company repurchased 112,655 shares at an aggregate price of $446,000. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances and other available resources.

Contractual Obligations
         The Company's contractual obligations as of December 31, 2003, including long-term debt, commitments for future payments under non-cancelable lease arrangements and long-term workers' compensation claims liabilities for catastrophic injuries, are summarized below:


                                                       Payments Due by Period
                                            ------------------------------------------
   (in thousands)                                   Less than  1 - 3    4 - 5    After
                                             Total   1 year    years    years   5 years
                                            -------  -------  -------  -------  -------

   Long-term debt                           $  488   $   88   $  400   $    -   $    -
   Operating leases                          4,330    1,297    1,380      521    1,132
   Long-term workers' compensation claims
     liabilities for catastrophic injuries     625       22       50       59      494
                                            -------  -------  -------  -------  -------
   Total contractual cash obligations       $5,443   $1,407   $1,830   $  580   $1,626
                                            =======  =======  =======  =======  =======

Inflation
         Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of December 31, 2003, the Company had interest-bearing debt obligations of approximately $0.5 million, which bears interest at a fixed rate. Based on the Company's overall interest rate exposure at December 31, 2003, a 10% change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of December 31, 2003, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 15.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Item 9A. CONTROLS AND PROCEDURES

         The Company's disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported on a timely basis. The Company's management has evaluated, with the participation and under the supervision of our chief executive officer ("CEO") and chief financial officer ("CFO"), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company's disclosure controls and procedures are effective in ensuring that information relating to the Company required to be disclosed in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

         No change in the Company's internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item 10 concerning directors and executive officers of the Company appears under the heading "Executive Officers of the Registrant" on page 12 of this report or is incorporated into this report by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed within 120 days of the Company's fiscal year end of December 31, 2003 (the "Proxy Statement"), in which additional required information is included under the headings "Election of Directors," "Stock Ownership by Principal Stockholders and Management--Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics."

Audit Committee
         The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act known as the Audit and Compliance Committee. The members of the Audit and Compliance Committee are Thomas J. Carley, chairman, and Fores J. Beaudry, James B. Hicks, Ph.D., and Anthony Meeker, each of whom is independent as that term is used in Nasdaq listing standards applicable to the Company.

Audit Committee Financial Expert
         The Company's Board of Directors has determined that Thomas J. Carley, an audit committee member, qualifies as an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K under the Exchange Act and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.


Item 11. EXECUTIVE COMPENSATION

         Information required by this Item 11 concerning executive and director compensation is incorporated into this report by reference to the Proxy
Statement, in which required information is set forth under the headings "Executive Compensation" and "Meetings and Committees of the Board of Directors
- Compensation Committee Interlocks and Insider Participation."


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information required by this Item 12 concerning the security ownership of certain beneficial owners and management is incorporated into this report by reference to the Proxy Statement, in which required information is set forth under the heading "Stock Ownership of Principal Stockholders and Management - Beneficial Ownership Table" and "Executive Compensation - Additional Equity Compensation Plan Information."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item 13 concerning certain relationships and related transactions is incorporated into this report by reference to the Proxy Statement, in which required information is set forth under the headings "Meetings and Committees of the Board of Directors - Compensation Committee Interlocks and Insider Participation" and "Transactions with Management."


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information required by this Item 14 concerning fees paid to our accountants is incorporated into this report by reference to the Proxy Statement, in which required information is set forth under the heading "Matters Relating to Our Auditor."

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Schedules
The   Financial    Statements,    together   with   the   report    thereon   of
PricewaterhouseCoopers LLP, are included on the pages indicated below:

                                                                            Page
   Report of Independent Auditors                                            F-1

   Balance Sheets - December 31, 2003 and 2002                               F-2

   Statements of Operations for the Years Ended December 31, 2003, 2002      F-3
     and 2001

   Statements of Stockholders' Equity for the Years Ended December 31,
     2003, 2002 and 2001                                                     F-4

   Statements of Cash Flows for the Years Ended December 31, 2003, 2002      F-5
     and 2001

   Notes to Financial Statements                                             F-6

No schedules are required to be filed herewith.

Reports on Form 8-K
The Company filed on December 5, 2003, a Current Report on Form 8-K dated as of December 4, 2003, to report under Item 5 that the Company had reached an agreement in principle to acquire certain assets of Skills Resource Training Center ("SRTC") pursuant to an asset purchase agreement effective January 1, 2004.

Exhibits
Exhibits are listed in the Exhibit Index that follows the signature page of this report.

                         Report of Independent Auditors


To the Board of Directors and Stockholders of Barrett Business Services, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Barrett Business Services, Inc. (the Company) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of Statement Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.



/s/ PricewaterhouseCoopers LLP

Portland, Oregon
February 20, 2004, except as to Note 6, which is as of March 23, 2004

Barrett Business Services, Inc.
Balance Sheets
December 31, 2003 and 2002
(In Thousands, Except Par Value)



                                                                       2003      2002
                                                                     --------  --------
                           ASSETS
Current assets:
   Cash and cash equivalents                                         $ 7,785   $    96
   Income taxes receivable                                                --     1,923
   Trade accounts receivable, net                                     18,481    11,357
   Prepaid expenses and other                                            958     1,040
   Deferred income taxes                                               2,196     2,111
                                                                     --------  --------

     Total current assets                                             29,420    16,527

Goodwill, net                                                         18,749    18,749
Intangibles, net                                                          13        59
Property and equipment, net                                            3,367     5,167
Restricted marketable securities and workers' compensation deposits    1,647     4,286
Deferred income taxes                                                  1,041     1,445
Other assets                                                             436     1,064
                                                                     --------  --------
                                                                     $54,673   $47,297
                                                                     ========  ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                 $    88   $   434
   Line of credit                                                         --     3,513
   Accounts payable                                                      727       834
   Accrued payroll, payroll taxes and related benefits                13,881     4,897
   Workers' compensation claims liabilities                            3,886     3,903
   Safety incentives liability                                         2,007       406
   Other accrued liabilities                                             361       305
                                                                     --------  --------

     Total current liabilities                                        20,950    14,292

Long-term debt, net of current portion                                   400       488
Customer deposits                                                        455       443
Long-term workers' compensation claims liabilities                     1,031     2,492
Other long-term liabilities                                               45       797
Deferred gain on sale and leaseback                                    1,158        --

Commitments and contingencies (Notes 8, 9 and 15)

Stockholders' equity:
   Common stock, $.01 par value; 20,500 shares authorized,
     5,701 and 5,751 shares issued and outstanding                        62        57
   Additional paid-in capital                                          2,903     3,144
   Employee loan                                                        (107)     (107)
   Retained earnings                                                  27,776    25,691
                                                                     --------  --------

                                                                      30,634    28,785
                                                                     --------  --------

                                                                     $54,673   $47,297
                                                                     ========  ========



   The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.
Statements of Operations
Years Ended December 31, 2003, 2002 and 2001
(In Thousands, Except Per Share Amounts)



                                                          2003       2002         2001
                                                       ---------  ----------   ----------
Revenues:
   Staffing services                                   $ 93,544    $ 96,750    $123,110
   Professional employer service fees                    29,177      12,558      16,281
                                                       ---------   ----------  ----------

                                                        122,721     109,308     139,391
                                                       ---------   ----------  ----------

Cost of revenues:
   Direct payroll costs                                  69,099      71,515      90,750
   Payroll taxes and benefits                            22,916      14,062      17,635
   Workers' compensation                                  9,333       8,766      12,971
                                                       ---------   ----------  ----------

                                                        101,348      94,343     121,356
                                                       ---------   ----------  ----------

     Gross margin                                        21,373      14,965      18,035

Selling, general and administrative expenses             17,186      16,008      18,737
Depreciation and amortization                             1,058       1,162       3,277
                                                       ---------   ----------  ----------

     Income (loss) from operations                        3,129      (2,205)     (3,979)
                                                       ---------   ----------  ----------

Other (expense) income:
   Interest expense                                        (268)       (278)       (359)
   Interest income                                           82         217         297
   Other, net                                                32          21          45
                                                       ---------   ----------  ----------

                                                           (154)        (40)        (17)
                                                       ---------   ----------  ----------

     Income (loss) before income taxes                    2,975      (2,245)     (3,996)

Provision for (benefit from) income taxes                   890        (892)     (1,574)
                                                       ---------   ----------  ----------

     Net income (loss)                                 $  2,085    $ (1,353)   $ (2,422)
                                                       =========   ==========  ==========

Basic earnings (loss) per share                        $    .36    $   (.23)   $   (.39)
                                                       =========   ==========  ==========

Weighted average number of basic shares outstanding       5,690       5,804       6,193
                                                       =========   ==========  ==========

Diluted earnings (loss) per share                      $   . 35    $   (.23)   $   (.39)
                                                       =========   ==========  ==========

Weighted average number of diluted shares outstanding     5,876       5,804       6,193
                                                       =========   ==========  ==========



   The accompanying notes are an integral part of these financial statements.
                                      F-3

Barrett Business Services, Inc.
Statements of Stockholders' Equity
Years Ended December 31, 2003, 2002 and 2001
(In Thousands)




                                      Common Stock    Additional
                                    -----------------  Paid-in   Employee   Retained
                                    Shares   Amount    Capital     Loan     Earnings   Total
                                    -------- --------  --------  ---------  --------  ---------

Balance, December 31, 2000            6,451    $  64   $ 5,387    $    --   $ 29,466  $ 34,917

Repurchase of common stock             (604)      (6)   (2,301)        --         --    (2,307)
Stock option compensation                --       --        17         --         --        17
Reclassification of accrued stock
   option compensation to equity         --       --       358         --         --       358
Employee loan                            --       --        --        (29)        --       (29)
Net loss                                 --       --        --         --     (2,422)   (2,422)
                                    -------- --------  --------  ---------  --------  ---------

Balance, December 31, 2001            5,847       58     3,461        (29)    27,044    30,534

Common stock issued on exercise of
   options                                5       --        14         --         --        14
Repurchase of common stock             (101)      (1)     (385)        --         --      (386)
Payment to shareholder                   --       --       (28)        --         --       (28)
Purchase of option rights                --       --       (31)        --         --       (31)
Reclassification of accrued stock
   option compensation to equity         --       --       113         --         --       113
Employee loan                            --       --        --        (78)        --       (78)
Net loss                                 --       --        --         --     (1,353)   (1,353)
                                    -------- --------  --------  ---------  --------  ---------

Balance, December 31, 2002            5,751       57     3,144       (107)    25,691    28,785

Common stock issued on exercise of
   options                               63        6        67         --         --        73
Repurchase of common stock             (113)      (1)     (445)        --         --      (446)
Tax benefit of stock option exercises    --       --       137         --         --       137
Net income                               --       --        --         --      2,085     2,085
                                    -------- --------  --------  ---------  --------  ---------

Balance, December 31, 2003            5,701    $  62   $ 2,903    $  (107)  $ 27,776  $ 30,634
                                    ========   ======  ========   ========= ========= =========





   The accompanying notes are an integral part of these financial statements.
                                       F-4

Barrett Business Services, Inc.
Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(In Thousands)



                                                                               2003    2002       2001
                                                                             -------  -------   -------
Cash flows from operating activities:
   Net income (loss)                                                         $ 2,085  $(1,353)  $(2,422)
   Reconciliations of net income (loss)  to net cash provided by operating activities:
     Depreciation and amortization                                             1,058    1,162     3,277
     Gain on sale of property                                                     --       --       (46)
     Gain on sale of marketable securities                                       (49)     (24)       --
     Gain recognized on sale and leaseback                                       (61)      --        --
     Deferred income taxes                                                       319    1,553    (1,568)
     Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
        Trade accounts receivable, net                                        (7,124)   2,403     6,900
        Income taxes receivable                                                1,923   (1,923)       --
        Prepaid expenses and other                                                82      (18)      200
        Accounts payable                                                        (107)     148      (327)
        Accrued payroll, payroll taxes and related benefits                    8,984     (155)   (2,353)
        Other accrued liabilities                                                 56      (84)   (1,233)
        Workers' compensation claims liabilities                              (1,478)  (2,475)    3,343
        Safety incentives liability                                            1,601       26       (49)
        Customer deposits and other assets, net                                  639        5      (113)
        Other long-term liabilities                                             (752)    (171)      (32)
                                                                             -------  -------   -------

     Net cash provided by (used in) operating activities                       7,176     (906)    5,577
                                                                             -------  -------   -------

Cash flows from investing activities:
   Proceeds from sale and leaseback of buildings                               2,338       --        --
   Cash paid for acquisitions, including other direct costs                       --       --       (31)
   Proceeds from sale of property                                                 --       --       266
   Purchase of equipment, net of amounts purchased in acquisitions              (331)    (175)     (269)
   Proceeds from maturities of marketable securities                           7,642    3,472     2,436
   Proceeds from sales of marketable securities                                2,272      807        --
   Purchase of marketable securities                                          (7,226)  (3,116)   (2,221)
                                                                             -------  -------   -------

     Net cash provided by investing activities                                 4,695      988       181
                                                                             -------  -------  -------

Cash flows from financing activities:
   Proceeds from credit-line borrowings                                       46,042   48,629    62,638
   Payments on credit-line borrowings                                        (49,555) (48,540)  (61,842)
   Payments on long-term debt                                                   (433)    (708)   (3,592)
   Payment to shareholder                                                         --      (28)       --
   Purchase of option rights                                                      --      (31)       --
   Loan to employee                                                               --      (78)      (29)
   Repurchase of common stock                                                   (446)    (386)   (2,307)
   Proceeds from the exercise of stock options                                    73       14        --
   Tax benefit of stock option exercises                                         137       --        --
                                                                             -------  -------   -------

     Net cash used in financing activities                                    (4,182)  (1,128)   (5,132)
                                                                             -------  -------   -------

     Net increase (decrease) in cash and cash equivalents                      7,689   (1,046)      626

Cash and cash equivalents, beginning of year                                      96    1,142       516
                                                                             -------  -------   -------

Cash and cash equivalents, end of year                                       $ 7,785  $    96   $ 1,142
                                                                             -------  -------   -------

Supplemental schedule of noncash activities:
   Acquisition of other businesses:
     Cost of acquisitions in excess of fair market value of net assets
      acquired                                                               $    --  $    --   $    31



   The accompanying notes are an integral part of these financial statements.
                                      F-5

Barrett Business Services, Inc.
Notes to Financial Statements


1.  Summary of Operations and Significant Accounting Policies

    Nature of operations
    Barrett Business Services, Inc. ("Barrett" or the "Company"), a Maryland corporation, is engaged in providing both staffing and professional employer services to a diversified group of customers through a network of branch offices throughout Washington, Oregon, California, Arizona, Maryland, Delaware and North Carolina. Approximately 78%, 74% and 79%, respectively, of the Company's revenues during 2003, 2002 and 2001 were attributable to its Oregon and California operations.

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

    The Company's cost of revenues for staffing services is comprised of direct payroll costs, employer payroll related taxes and employee benefits and workers' compensation. The Company's cost of revenues for PEO services includes employer payroll related taxes and workers' compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer's portion of Social Security and Medicare taxes, federal unemploy-ment taxes, state unemployment taxes and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by the customer. Workers' compensation costs consists primarily of the costs associated with the Company's self-insured workers' compensation program, such as claims reserves, claims administration fees, legal fees, state and federal administrative agency fees and reinsurance costs for catastrophic injuries. The Company also maintains separate workers' compensation insurance policies for employees working in states where the Company is not self-insured. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers' compensation claims cost objectives.

    Cash and cash equivalents
    The Company considers non-restricted short-term investments, which are highly liquid, readily convertible into cash, and have original maturities of less than three months, to be cash equivalents for purposes of the statements of cash flows.

    Allowance for doubtful accounts
    The Company had an allowance for doubtful accounts of $146,000 and $41,000 at December 31, 2003 and 2002, respectively. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions and changes in customers' payment trends when evaluating the adequacy of the allowance for doubtful accounts.

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

    Marketable securities
    At December 31, 2003 and 2002, marketable securities consisted primarily of governmental debt instruments with maturities generally from 90 days to 20 years (see Note 5). Marketable securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of marketable securities are included in other (expense) income on the Company's statements of operations. During the year ended December 31, 2003, the Company sold certain restricted marketable securities due to a decrease in the statutory surety requirements established by the State of Oregon Workers' Compensation Division.

    Intangibles
    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. ("SFAS") 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The Company's adoption date for SFAS 141 was July 1, 2001 and the adoption date for SFAS 142 was January 1, 2002. With respect to SFAS 142, the Company performed a goodwill impairment test as of the adoption date and at December 31, 2002 and 2003 and has determined there was no impairment to its recorded goodwill. The Company will perform a goodwill impairment test annually during the fourth quarter and whenever events or circumstances occur indicating that goodwill might be impaired. Effective January 1, 2002, amortization of all goodwill ceased. There were no changes in goodwill from December 31, 2001 to December 31, 2003. The impact of this change is summarized as follows (in thousands):

                                                  Year ended December 31,
                                            ---------------------------------
                                              2003        2002        2001
                                            ---------   ---------   ---------
Reported net income (loss)                  $  2,085    $ (1,353)   $ (2,422)
Add back: goodwill amortization, net of tax       --          --       1,327
                                            ---------   ---------   ---------
Adjusted net income (loss)                  $  2,085    $ (1,353)   $ (1,095)
                                            ---------   ---------   ---------

Reported net income (loss) per share        $    .35    $   (.23)   $   (.39)
Adjusted net income (loss) per share             .35        (.23)       (.18)



    The Company's intangible assets are comprised of covenants not to compete arising from prior year acquisitions and have contractual lives principally ranging from three to five years. (See Note 3.)

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

    Depreciation   of  property  and  equipment  is   calculated   using  either
    straight-line or accelerated methods over estimated useful lives, which range from 3 years to 10 years.

    Safety incentives liability
    Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers' compensation claims cost objectives. Safety incentive payments are made only after closure of all workers' compensation claims incurred during the customer's contract period. The liability is estimated and accrued each month based upon the then-current amount of the customer's estimated workers' compensation claims reserves as established by the Company's third party administrator.

    Customer deposits
    The Company requires deposits from certain professional employer services customers to cover a portion of its accounts receivable due from such customers in the event of default of payment.

    Statements of cash flows
    Interest paid during 2003, 2002 and 2001 did not materially differ from interest expense.

    Income taxes paid by the Company in 2003 totaled $567,000. The Company paid no income taxes in 2002 and 2001.

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

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


1.  Summary of Operations and Significant Accounting Policies (Continued)

    Basic and diluted earnings per share (Continued)



                                                                            Year Ended
                                                                           December 31,
                                                               ---------------------------------
                                                                 2003        2002         2001
                                                               ---------   ---------   ---------

Weighted average number of basic shares outstanding            5,690,261   5,804,231   6,193,119

Stock option plan shares to be issued at prices ranging from
    $1.45 to $17.75 per share                                    586,674          --          --

Less:   Assumed purchase at average market price during the
        period using proceeds received upon exercise of
        options and purchase of stock, and using tax benefits
        of compensation due to premature dispositio             (400,808)         --          --
                                                               ---------   ---------   ---------

Weighted average number of diluted shares outstanding          5,876,127   5,804,231   6,193,119
                                                               =========   =========   =========


    As a result of the net loss reported for the years ended December 31, 2002 and 2001, 23,978 and 25,779, respectively, of potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

    Stock option compensation
    The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock incentive plan. Accordingly, no compensation expense has been recognized for its stock option grants issued at market price because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. If compensation expense for the Company's stock-based compensation plan had been determined based on the fair market value at the grant date for awards under the Plan consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


1.  Summary of Operations and Significant Accounting Policies (Continued)

    Stock option compensation (Continued)


                                                                  2003       2002        2001
                                                                 -------   --------    --------
      (in thousands, except per share amounts)
      Net income (loss), as reported                             $ 2,085   $ (1,353)   $ (2,422)
      Add back compensation expense recognized under
        APB No. 25                                                    --         --          17
      Deduct: Total stock-based  compensation expense
        determined under fair value based method for all awards,
        net of related tax effects                                  (176)      (168)       (237)
                                                                 -------    -------    --------
      Net income (loss), pro forma                               $ 1,909   $ (1,521)   $ (2,642)
                                                                 -------    -------    --------
      Basic earnings (loss) per share, as reported               $   .36   $   (.23)   $   (.39)
      Basic earnings (loss) per share, pro forma                     .34       (.26)       (.43)
      Diluted earnings (loss) per share, as reported                 .35       (.23)       (.39)
      Diluted earnings (loss) per share, pro forma                   .33       (.26)       (.43)



    The effects of applying SFAS No. 123 for providing pro forma disclosures for 2003, 2002 and 2001 are not likely to be representative of the effects on reported net income for future years, because options vest over several years and additional awards generally are made each year.

    Reclassifications Certain prior year amounts have been reclassified to conform with the 2003 presentation. Such reclassifications had no impact on gross margin, operating results or shareholder equity.

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

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


1.  Summary of Operations and Significant Accounting Policies (Continued)

    Recent accounting pronouncements
    In June 2001, the Financial Accounting Standards Board (FASB or the "Board") issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 14, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The
    provisions   of  SFAS  142  prohibit  the   amortization   of  goodwill  and
    indefinite-lived intangible assets, and require that goodwill and indefinite-lived intangible assets be tested annually for impairment. The Company adopted the provisions of SFAS 141 and 142 in the first quarter of 2002.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of asset retirement obligations and the associated asset retirement costs. The Company adopted the provisions of SFAS No. 143 in the first quarter of 2003. The adoption of SFAS 143 did not have a material impact on the Company's results of operations or financial position.

    In May 2002, the FASB issued SFAS 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the Company's results of operations or financial position.

    In July 2002, the FASB issued SFAS 146, "Accounting for the Costs Associated with Exit or Disposal Activities." SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 in 2003 did not have a material impact on the Company's results of operations or financial position.

    In December 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires fair value method pro forma disclosures to be

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


1.  Summary of Operations and Significant Accounting Policies (Continued)

    Recent accounting pronouncements (Continued) displayed more prominently and in a tabular format. Additionally, SFAS 148 requires similar disclosures in interim financial statements. The transition and disclosure requirements of SFAS 148 were adopted by the Company in the fourth quarter of 2002.

    In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has reviewed the provisions of FIN 45 relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

    In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, In December 2003, the FASB published a revision of FIN 46 (FIN 46R), in part to clarify certain of the provisions and implementation issues of FIN 46. Fin 46 applies immediately to variable interest entities (VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date). It applies in the first fiscal year or interim period ending after December 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

    In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

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

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


1.  Summary of Operations and Significant Accounting Policies (Continued)

    Recent accounting pronouncements (Continued)
    SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.


2.  Fair Value of Financial Instruments and Concentration of Credit Risk

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

    Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments, marketable securities and trade accounts receivable. The Company restricts investment of temporary cash investments and marketable securities to financial institutions with high credit ratings and to investments in governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. At December 31, 2003, the Company had significant concentrations of credit risk as follows:

    - Marketable securities - $1,296,000 of marketable securities at December 31, 2003 consisted of U.S. Treasury bills and U.S. Treasury notes.

    - Trade receivables - Trade receivables from two customers aggregated $910,000 at December 31, 2003 (6% of trade receivables outstanding at December 31, 2003).

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


3.  Intangibles

    Intangibles consist of the following (in thousands):


                                                                  December 31,
                                                              ------------------
                                                                2003      2002
                                                              --------  --------

      Covenants not to compete                                $ 3,709   $ 3,709

      Less accumulated amortization                             3,696     3,650
                                                              --------  --------

                                                              $    13   $    59
                                                              ========  ========


4.  Property and Equipment

    Property and equipment consist of the following (in thousands):


                                                                 December 31,
                                                              ------------------
                                                                2003      2002
                                                              --------  --------

      Office furniture and fixtures                           $ 4,443   $ 4,474
      Computer hardware and software                            4,582     4,581
      Buildings                                                    --     1,272
                                                              --------  --------

                                                                9,025    10,327

      Less accumulated depreciation and amortization            5,658     5,468
                                                              --------  --------

                                                                3,367     4,859

      Land                                                         --       308
                                                              --------  --------

                                                              $ 3,367   $ 5,167
                                                              ========  ========

    Effective June 30, 2003, the Company completed a sale and leaseback transaction involving two office buildings owned by the Company providing net cash proceeds of approximately $2.0 million (after payment of the outstanding mortgage balance).


5.  Workers' Compensation Claims Liabilities

    The Company is a self-insured employer with respect to workers' compensation coverage for all its employees (including employees subject to PEO contracts) working in Oregon, Maryland, Delaware and California. In the state of Washington, state law allows only the Company's staffing services and management employees to be covered under the Company's self-insured workers' compensation program.

    The Company has provided a total of $4,917,000 and $6,395,000 at December 31, 2003 and 2002, respectively, as an estimated liability for unsettled workers' compensation claims liabilities. The estimated liability for unsettled workers' compensation claims represents management's best estimate, which includes, in part, an evaluation of information provided

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


5.  Workers' Compensation Claims Liabilities (Continued)

    by the Company's third-party administrators for workers' compensation claims and its independent actuary, who annually assist management to estimate the total future costs of all claims, including potential future adverse loss development. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. The Company believes that the difference between amounts recorded for its estimated liabilities and the possible range of costs to settle related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to results of operations.

    Liabilities incurred for work-related employee fatalities, as determined by the state in which the accident occurred, are recorded either at an agreed lump-sum settlement amount or the net present value of future fixed and determinable payments over the actuarially determined remaining life expectancy of the beneficiary, discounted at a rate that approximates a long-term, high-quality corporate bond rate. During 2003, the Company maintained excess workers' compensation insurance to limit its self-insurance exposure to $750,000 per occurrence in all states. The excess insurance provided statutory coverage above the aforementioned exposures.

    At December 31, 2003, the Company's long-term workers' compensation claims liabilities in the accompanying balance sheet included $625,000 for work-related fatalities. The aggregate undiscounted pay-out amount related to the catastrophic injuries and fatalities is $1,304,000. The discount rates applied to the discounted liabilities range from 7.05% to 9.00%. These rates represented the then-current rates for high quality long-term debt securities available at the date of loss with maturities equal to the length of the pay-out period to the beneficiaries. The actuarially determined pay-out periods to the beneficiaries range from 7 to 38 years. As a result, the five-year cash requirements related to these claims are immaterial.

    The states of Oregon, Maryland, Washington, Delaware and the United States Department of Labor require the Company to maintain specified investment balances or other financial instruments, totaling $4,737,000 at December 31, 2003 and $8,968,000 at December 31, 2002, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 2003, the Company has provided standby letters of credit in the amount of $3,141,000 and surety bonds totaling $907,000. The investments are included in restricted marketable securities and workers' compensation deposits in the accompanying balance sheets. Prior to July 1, 2003, the state of California required the Company to maintain a $4,036,000 letter of credit to cover potential claims losses. Effective July 1, 2003, the Company became a participant in California's new alternative security program and paid the state an annual fee of $234,000, which was determined by several factors, including the amount of a future security deposit and the Company's overall credit rating. Upon payment of the alternative security program fee, the State of California agreed to allow the Company's letter of credit to be terminated. For the period May 1, 1996 through July 1, 2001, the Company maintained a multi-state workers' compensation insurance policy with a

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


5.  Workers' Compensation Claims Liabilities (Continued)

    retention level of $350,000 per occurrence. This policy provided workers' compensation coverage for most of the states in which the Company operated for which the Company was not self-insured for workers' compensation purposes. Pursuant to this arrangement, the Company provided standby letters of credit to the insurance company totaling $145,000 at December 31, 2003 and $685,000 at December 31, 2002.


6.  Credit Facility

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

    Effective May 22, 2003, the Company entered into a third amendment to the Agreement with its principal bank, whereby the bank agreed to temporarily increase the total amount available under the credit facility from $8.0 million to $11.0 million until July 30, 2003 to accommodate a short delay in the closing of the Company's sale and leaseback of two office buildings. Effective July 31, 2003, the amount available under the credit facility was $8.0 million.

    Effective July 22, 2003, the Company entered into a fourth amendment to the Agreement with its principal bank, whereby the bank agreed to allow the Company to invest in equity securities of publicly-traded companies believed to offer strategic value or benefit to the Company, in amounts not to exceed an aggregate of $200,000 plus any investment gains (net of any losses) thereon.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


6.  Credit Facility (Continued)

    As of December 31, 2003, the Company had approximately $4.7 million available under its $8.0 million credit facility and was in compliance with all loan covenants.

    The Company entered into a new Credit Agreement (the "New Credit Agreement") with its principal bank on March 23, 2004, effective March 31, 2004. The New Credit Agreement provides for a revolving credit facility of up to $6.0 million, which includes a subfeature under the line of credit for standby letters of credit for not more than $4.0 million. The interest rate options on advances, if any, will be, at the Company's discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The New Credit Agreement expires July 1, 2005.

    The revolving credit facility is collateralized by the Company's assets, including, without limitation, its accounts receivable, equipment, intellectual property and bank deposits, and may be prepaid at any time without penalty. Pursuant to the New Credit Agreement, the Company is required to maintain compliance with the following financial covenants: (1) a Current Ratio not less than 1.10 to 1.0 with "Current Ratio" defined as total current assets divided by total current liabilities; (2) Tangible Net Worth not less than $8.0 million, determined at each fiscal quarter end, with "Tangible Net Worth" defined as the aggregate of total stockholders' equity plus subordinated debt less any intangible assets; (3) Total Liabilities divided by Tangible Net Worth not greater than 5.00 to 1.0, determined at each fiscal quarter end, with "Total Liabilities" defined as the aggregate of current liabilities and non-current liabilities, less subordinated debt and the current and long-term portion of the Deferred Gain on Sale and Leaseback, and with "Tangible Net Worth" as defined above; and
    (4) Net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, and pre-tax profit not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end.

    During the year ended December 31, 2003, the maximum balance outstanding under the revolving credit facility was $4,846,000, the average balance outstanding was $2,141,000, and the weighted average interest rate during the period was 5.74%. The weighted average interest rate during 2003 was calculated using daily weighted averages.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


7.  Long-Term Debt

    Long-term debt consists of the following:


                                                                  December 31,
                                                                ---------------
                                                                 2003     2002
                                                                ------  ------
                                                                (in thousands)
Note payable in annual installments of $200,000 for years
  2002, 2005 and 2006 and $87,500 for years 2003 and 2004,
  plus simple interest at 5.00% per annum through 2006          $ 488    $ 575
Mortgage note payable in monthly installments of $6,408,
  including interest at 7.40% per annum through 2003, with a
  principal payment of $325,000 paid in 2003, secured by land      --      347
  and building                                                  ------   ------
                                                                  488      922

Less portion due within one year                                   88      434
                                                                ------   ------

                                                                $ 400    $ 488
                                                                ======   ======

    Maturities on long-term debt are summarized as follows at December 31, 2003 (in thousands):

           Year ending
           December 31,
           ------------

              2004                               $  88
              2005                                 200
              2006                                 200
                                                 ------

                                                 $ 488
                                                 ======


8.  Savings Plan

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

    Participants' interests in Company contributions to the plan vest over a seven-year period. No discretionary company contributions were made to the plan for the years ended December 31, 2003 and 2002.

    After several years of study, on April 24, 2002, the Internal Revenue Service ("IRS") issued Revenue Procedure 2002-21 ("Rev Proc") to provide relief with respect to certain defined contribution retirement plans maintained by a PEO that benefit worksite employees. The Rev Proc outlines the steps necessary for a PEO to avoid plan disqualification for violating

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


8.  Savings Plan (Continued)

    the exclusive benefit rule. Essentially, a PEO must either (1) terminate its plan; (2) convert its plan to a "multiple employer plan" by December 31, 2003; or (3) transfer the plan assets and liabilities to a customer plan. Effective December 1, 2002, the Company converted its 401(k) plan to a "multiple employer plan".


9.  Commitments

    Lease commitments
    The Company leases its offices under operating lease agreements that require minimum annual payments as follows (in thousands):


                 Year ending
                December 31,
                ------------

                    2004                            $ 1,297
                    2005                                915
                    2006                                465
                    2007                                279
                    2008                                242
               2009 and thereafter                    1,132
                                                    --------

                                                    $ 4,330
                                                    ========

    Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $1,499,000, $1,741,000 and $1,811,000, respectively.


10. Related Party Transactions

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

    During  2001,  pursuant  to  the  approval  of  all  disinterested   outside
    directors, the Company agreed to loan Mr. Sherertz up to $60,000 between December 2001 and June 2002 to assist Mr. Sherertz in meeting his debt service obligations of interest only on a personal loan from the Company's principal bank, which is secured by his holdings of Company stock. In the spring of 2002, with the approval of all disinterested outside directors, the Company agreed to extend its financial commitment to lend to Mr. Sherertz amounts equal to an additional two quarterly interest-only payments in July and September 2002. The Company's note receivable from Mr. Sherertz bears interest at prime less 50 basis points, which is the same rate as Mr. Sherertz's personal loan from the bank. As of December 31, 2003, the note receivable from Mr. Sherertz totaled approximately $107,000 and is shown as contra equity in the Statements of Stockholders' Equity.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


10. Related Party Transactions (Continued)

    During 2001, pursuant to the approval of all disinterested outside directors, the Company entered into a split dollar life insurance agreement with Mr. Sherertz's personal trust. Terms of the agreement provide that upon Mr. Sherertz's death, the Company will recoup from his trust all insurance premiums paid by the Company. During each of 2002 and 2001, the Company paid annual life insurance premiums of approximately $56,000. In addition, during each of 2002 and 2001, the Company paid a cash bonus of approximately $39,000 to Mr. Sherertz in connection with his personal expenses related to the split dollar life insurance program. During 2003, the Company paid no insurance premiums in connection with this split dollar life insurance agreement.

    In October 2001, the Company entered into an agreement with Mr. Sherertz to rent a residence in La Quinta, California owned by Mr. Sherertz for use in entertaining the Company's customers. During 2003, 2002 and 2001, the Company paid Mr. Sherertz $99,000, $97,000 and $23,000, respectively, for rental of the property.


11. Income Taxes

    The   provisions  for  (benefit  from)  income  taxes  are  as  follows  (in thousands):

                                                  Year ended December 31,
                                                 2003       2002        2001
                                              ---------  ----------  ----------
      Current:
        Federal                                 $  500    $ (2,452)   $     24
        State                                       52           7           2
                                                -------   ---------   ---------
                                                   552      (2,445)         26
                                                -------   ---------   ---------
      Deferred:
        Federal                                    210       1,592      (1,356)
        State                                      128         (39)       (244)
                                                -------   ---------   ---------
                                                   338       1,553      (1,600)
                                                -------   ---------   ---------

         Total provision (benefit)              $  890    $   (892)   $ (1,574)
                                                =======   =========   =========

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


11. Income Taxes (Continued)

    Deferred income tax assets (liabilities) are comprised of the following components (in thousands):


                                                              2003      2002
                                                           --------- ----------

      Gross deferred income tax assets:
        Workers' compensation claims liabilities            $ 1,913    $ 2,488
        Safety incentives payable                               722         99
        Allowance for doubtful accounts                          57         16
        Fixed assets                                            474         --
        Deferred compensation                                   101        510
        Net operating losses and tax credits                    562        542
        Other                                                    94         63
                                                            --------   --------
                                                              3,923      3,718
                                                            --------   --------
      Gross deferred income tax liabilities:
        Tax depreciation in excess of book depreciation         (54)       (93)
        Amortization of intangibles                            (632)       (69)
                                                            --------   --------
                                                               (686)      (162)
                                                            --------   --------

        Net deferred income tax assets                      $ 3,237    $ 3,556
                                                            ========   ========

    The effective tax rate differed from the U.S. statutory federal tax rate due to the following:


                                                      Year ended December 31,
                                                  2003         2002       2001
                                                 -------      -------    -------

      Statutory federal tax rate                  34.0 %      (34.0)%    (34.0)%
      State taxes, net of federal benefit          4.0         (1.0)      (4.0)
      Nondeductible expenses and other, net       (2.4)         5.9        0.2
      Nondeductible amortization of intangibles     --           --        2.2
      Federal tax-exempt interest income           (.5)        (2.6)      (1.8)
      Federal tax credits                         (5.2)        (8.0)      (2.0)
                                                 -------      -------    -------

                                                  29.9 %      (39.7)%    (39.4)%
                                                 =======      =======    =======

    At December 31, 2003, the Company had state tax loss carryforwards of $5,403,000, which expire in varying amounts between 2008 and 2023.

    In the tax year ended December 31, 2003, the Company generated and utilized $177,000 and $56,000 in U.S. Federal Work Opportunity Tax Credits and Welfare to Work Tax Credits, respectively. At December 31, 2003, the Company had $304,000 and $88,000 of unused U.S. Federal Work Opportunity Tax Credits and Welfare to Work Tax Credits.

    The nondeductible expenses pertain to meals, certain entertainment expenses and life insurance premiums.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


12. Stock Incentive Plans

    The Company's 2003 Stock Incentive Plan (the "2003 Plan") which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. The number of shares of common stock reserved for issuance under the 2003 Plan is 400,000. No new grants of stock options may be made under the Company's 1993 Stock Incentive Plan (the "1993 Plan"). At March 10, 2003 there were option awards covering 520,095 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, are carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans generally become exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant. The exercise price of incentive stock options must not be less than the fair market value of the Company's stock on the date of grant.

    In addition, certain of the Company's branch management employees have elected to receive a portion of their quarterly cash bonus in the form of nonqualified deferred compensation stock options. Such options are awarded at a 60% discount from the then-fair market value of the Company's stock and are fully vested and immediately exercisable upon grant. During 2001, the Company awarded deferred compensation stock options for 7,811 shares at an average exercise price of $1.45 per share. During 2002 and 2003, the Company made no awards of deferred compensation stock options. In accordance with Accounting Principles Board ("APB") Opinion No. 25, the Company recognized compensation expense of $17,000 for the year ended December 31, 2001, in connection with the issuance of these discounted options.

    On August 22, 2001, the Company offered to all employee optionees who held options with an exercise price of more than $5.85 per share (covering a total of 812,329 shares), the opportunity to voluntarily return for cancellation without payment any stock option award with an exercise price above that price. At the close of the offer period on September 20, 2001, stock options for a total of 797,229 shares were voluntarily surrendered for cancellation. On August 20, 2002, the Compensation Committee of the Company's board of directors approved the issuance of options covering a total of 357,000 shares to then-current employees.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


12. Stock Incentive Plans (Continued)

    A summary of the status of the Company's stock options at December 31, 2003, 2002 and 2001, together with changes during the periods then ended, are presented below:

                                                                      Weighted
                                                           Number     average
                                                            of        exercise
                                                          options      price
                                                         ---------    --------

     Outstanding at December 31, 2000                     955,662     $ 10.44

     Options granted at market price                       99,562        3.74
     Options granted below market price                     7,811        1.45
     Options voluntarily surrendered                     (797,229)      11.53
     Options canceled or expired                          (13,600)       8.72
                                                         ---------

     Outstanding at December 31, 2001                     252,206

     Options granted at market price                      372,719        3.16
     Options exercised                                    (16,556)       3.67
     Options canceled or expired                          (88,174)       3.58
                                                         ---------

     Outstanding at December 31, 2002                     520,195
     Options granted at market price                      170,549        3.98
     Options exercised                                    (75,719)       3.59
     Options canceled or expired                          (29,566)       4.02
                                                         ---------

     Outstanding at December 31, 2003                     585,459
                                                         =========

     Available for grant at December 31, 2003             258,917
                                                         =========


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:


                                                      2003      2002      2001
                                                     -------  -------   -------
      Expected volatility                               62%      58%       56%
      Risk free rate of return                        3.22%    2.94%     4.59%
      Expected dividend yield                            0%       0%        0%
      Expected life (years)                            5.0      5.0       5.0



    Total fair value of options granted at market price was computed to be $369,000, $571,000 and $197,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Total fair value of options granted at 60% discount to market price was computed to be approximately $21,000 for the year ended December 31, 2001. There were no options granted during 2003 and 2002 below market price. The weighted average fair value per share of all options granted in 2003, 2002 and 2001 was $2.16, $1.53 and $2.03, respectively.

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


12. Stock Incentive Plans (Continued)

    The following table summarizes information about stock options outstanding at December 31, 2003:


                       Options outstanding                       Options exercisable
-----------------------------------------------------------   -------------------------
                                               Weighted-
                                   Weighted-   average        Exercisable     Weighted-
                                   average     remaining          at           average
                        Number     exercise    contractual    December 31,    exercise
Exercise price range   of shares    price      life (years)     2003            price
--------------------  ----------   ---------   ------------   ------------    ---------
$  1.45   -  $  3.58    472,717     $  3.07        8.8           60,467        $  2.92
   3.63   -     7.75     92,193        4.29        6.9           36,061           4.87
  11.50   -    17.75     20,549       14.38        7.5            7,000          13.58
                      ---------                               -----------
                        585,459                                 103,528
                      =========                               ===========


    At December 31, 2003,  2002 and 2001,  103,528,  84,778 and 135,344  options were exercisable at weighted average exercise prices of $4.32, $4.79 and $4.21, respectively.


13. Stockholders' Equity

    During 2002 and 2001, the Company reclassified accrued stock option compensation from current liabilities to equity related to stock options previously issued at a 60% discount to market price. The compensation cost associated with the options was previously recognized as an expense by the Company in the year of grant.

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

    During 2003, the Company recognized a tax benefit of $137,000 resulting from disqualifying dispositions of stock option exercises. The Company recorded this tax benefit in additional paid-in capital.


14. Stock Repurchase Program

    During 1999, the Company's Board of Directors authorized a stock repurchase program to purchase common shares from time to time in open market purchases. Since inception, the Board has approved seven increases in the total number of shares or dollars authorized to be repurchased under the program. The repurchase program currently allows for $444,000 to be used for the repurchase of additional shares as of December 31, 2003. During 2003, the Company repurchased 112,700 shares at an aggregate price of $446,000. During 2002, the Company repurchased 100,900 shares at an aggregate price of $386,000. During 2001,

Barrett Business Services, Inc.
Notes to Financial Statements (Continued)


14. Stock Repurchase Program (Continued)

    the Company repurchased 603,600 shares at an aggregate price of $2,307,000. In accordance with Maryland corporation law, all repurchased shares are immediately cancelled.


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


16. Quarterly Financial Information (Unaudited)



      (in thousands, except per share amounts and market price per share)

                                             First      Second       Third      Fourth
                                            Quarter     Quarter     Quarter     Quarter
                                           --------    --------    --------    --------
      Year ended December 31, 2001
        Revenues                           $ 35,397    $ 33,853    $ 37,901    $ 32,240
        Cost of revenues                     30,055      28,675      31,927      30,699
        Net (loss) income                      (211)       (184)        242      (2,269)
        Basic (loss) earnings per share        (.03)       (.03)        .04        (.38)
        Diluted (loss) earnings per share      (.03)       (.03)        .04        (.38)
        Common stock market prices:
         High                              $   4.00    $   3.97    $   4.25    $   5.06
         Low                                   3.38        3.30        3.05        3.04

      Year ended December 31, 2002
        Revenues                           $ 25,738    $ 27,766    $ 30,090    $ 25,714
        Cost of revenues                     21,951      23,414      25,717      23,261
        Net (loss) income                      (417)          1          56        (993)
        Basic (loss) earnings per share        (.07)         --         .01        (.17)
        Diluted (loss) earnings per share      (.07)         --         .01        (.17)
        Common stock market prices:
         High                              $   4.00    $   4.00    $   3.50    $   4.00
         Low                                   3.15        2.74        2.01        2.67

      Year ended December 31, 2003
        Revenues                           $ 23,397    $ 27,902    $ 34,773    $ 36,649
        Cost of revenues                     20,028      23,446      28,422      29,452
        Net (loss) income                      (343)        167         943       1,318
        Basic (loss) earnings per share        (.06)        .03         .17         .23
        Diluted (loss) earnings per share      (.06)        .03         .16         .22
        Common stock market prices:
         High                              $   3.75    $   3.65    $   7.41    $  15.13
         Low                                   2.31        2.64        3.00        7.00


Barrett Business Services, Inc.
Notes to Financial Statements (Continued)

17. Subsequent Event

    Subsequent to year end, effective January 1, 2004, the Company acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company with nine offices in Central Washington, Eastern Oregon and Southern Idaho. The Company paid $3,000,000 in cash for the assets of SRTC and the selling shareholders' noncompete agreements and agreed to issue up to 135,731 shares of its common stock ("Earnout Shares"), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BARRETT BUSINESS SERVICES, INC.
                                       Registrant

Date:  March 29, 2004                  By:  /s/ Michael D. Mulholland
                                            ------------------------------------
                                            Michael D. Mulholland
                                            Vice President-Finance and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 2004.

Principal Executive Officer and Director:

* WILLIAM W. SHERERTZ                  President and Chief Executive Officer
                                         and Director

Principal Financial Officer:

/s/ Michael D. Mulholland              Vice President-Finance and Secretary
-------------------------
Michael D. Mulholland

Principal Accounting Officer:

/s/ James D. Miller                    Controller and Assistant Secretary
-------------------------
James D. Miller

Majority of Directors:

* FORES J. BEAUDRY                     Director

* JAMES B. HICKS                       Director

* ANTHONY MEEKER                       Director

* NANCY B. SHERERTZ                    Director


* By  /s/ Michael D. Mulholland
      -------------------------
      Michael D. Mulholland
      Attorney-in-Fact

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

10.6 Credit Agreement dated as of March 31, 2004, between the Registrant and Wells Fargo Bank, N.A.

10.7 Revolving Line of Credit Note dated as of March 31, 2004, in the amount of $6,000,000 issued to Wells Fargo Bank, N.A.

10.8 Continuing Security Agreement Equipment dated as of May 22, 2003. Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed June 12, 2003.

10.9 Continuing Security Agreement Rights to Payment dated as of September 2, 2002, executed in favor of Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on September 4, 2002.

10.10 2003  Stock   Incentive  Plan  of  the   Registrant   (the  "2003  Plan").
      Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.*

10.11 Form of Incentive Stock Option Agreement under the 2003 Plan.*

10.12 Form of Nonqualified Stock Option Agreement under the 2003 Plan.*

10.13 Form of Annual Director Option Agreement under the 2003 Plan.*

14    Code of Business Conduct.

23    Consent of PricewaterhouseCoopers LLP, independent auditors.

24    Power of attorney of certain officers and directors.

31.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32    Certification pursuant to 18 U.S.C. Section 1350.


*  Denotes a management contract or a compensatory plan or arrangement.