Form 10-Q
period 2004-03-31
BARRETT BUSINESS SERVICES INC
filed 2004-05-17
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004
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

Number of shares of common stock, $.01 par value, outstanding at April 30, 2004 was 5,711,037 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

Part I - Financial Information                                            Page
                                                                          ----

     Item 1.Financial Statements

            Balance Sheets - March 31, 2004 and
            December 31, 2003................................................3

            Statements of Operations - Three Months
            Ended March 31, 2004 and 2003....................................4

            Statements of Cash Flows - Three Months
            Ended March 31, 2004 and 2003....................................5

            Notes to Financial Statements....................................6

     Item 2.Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations......................................................10

     Item 3.Quantitative and Qualitative Disclosure About
            Market Risk.....................................................17

     Item 4.Controls and Procedures.........................................17


Part II - Other Information

     Item 6.Exhibits and Reports on Form 8-K................................18


Signatures  ................................................................19


Exhibit Index...............................................................20

                         Part I - Financial Information

Item 1.  Financial Statements

                        BARRETT BUSINESS SERVICES, INC.
                                 Balance Sheets
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                                   March 31,    December 31,
                                                                     2004          2003
                                                                    -------       -------
                         ASSETS
Current assets:
   Cash and cash equivalents                                        $ 6,062       $ 7,785
   Marketable securities                                              3,907             -
   Trade accounts receivable, net                                    24,816        18,481
   Prepaid expenses and other                                         2,576           958
   Deferred income taxes                                              2,115         2,196
                                                                    -------       -------
     Total current assets                                            39,476        29,420

Goodwill, net                                                        21,738        18,749
Intangibles, net                                                         44            13
Property and equipment, net                                           3,247         3,367
Restricted marketable securities and workers' compensation
   deposits                                                           1,726         1,647
Deferred income taxes                                                   990         1,041
Other assets                                                            474           436
                                                                    -------       -------
                                                                    $67,695       $54,673
                                                                    =======       =======

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                $   200       $    88
   Income taxes payable                                                 227             -
   Accounts payable                                                     639           727
   Accrued payroll, payroll taxes and related benefits               22,734        13,881
   Workers' compensation claims liabilities                           5,116         3,886
   Safety incentives liability                                        2,961         2,007
   Other accrued liabilities                                          1,722           361
                                                                    -------       -------

     Total current liabilities                                       33,599        20,950

Long-term debt, net of current portion                                  200           400
Customer deposits                                                       481           455
Long-term workers' compensation claims liabilities                    1,025         1,031
Other long-term liabilities                                               -            45
Deferred gain on sale and leaseback                                   1,128         1,158

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500 shares authorized, 5,711
     and 5,701 shares issued and outstanding                             62            62
   Additional paid-in capital                                         2,925         2,903
   Employee loan                                                       (107)         (107)
   Retained earnings                                                 28,382        27,776
                                                                    -------       -------
                                                                     31,262        30,634
                                                                    -------       -------
                                                                    $67,695       $54,673
                                                                    =======       =======




   The accompanying notes are an integral part of these financial statements.

                        BARRETT BUSINESS SERVICES, INC.
                            Statement of Operations
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                         Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                          2004         2003
                                                        -------      -------
Revenues:
   Staffing services                                    $25,054      $20,110
   Professional employer service fees                    15,556        3,287
                                                        -------      -------
                                                         40,610       23,397
                                                        -------      -------
Cost of revenues:
   Direct payroll costs                                  18,320       14,798
   Payroll taxes and benefits                            11,531        3,805
   Workers' compensation                                  4,036        1,425
                                                        -------      -------
                                                         33,887       20,028
                                                        -------      -------

     Gross margin                                         6,723        3,369

Selling, general and administrative expenses              5,532        3,596
Depreciation and amortization                               242          280
                                                        -------      -------
     Income (loss) from operations                          949         (507)
                                                        -------      -------
Other (expense) income:
   Interest expense                                         (32)         (95)
   Interest income                                           21           41
   Other, net                                                32           48
                                                        -------      -------
                                                             21           (6)
                                                        -------      -------

Income (loss) before provision for income taxes             970         (513)
Provision for (benefit from) income taxes                   364         (170)
                                                        -------      -------

     Net income (loss)                                  $   606      $  (343)
                                                        =======      =======
Basic earnings (loss) per share                         $   .11      $  (.06)
                                                        =======      =======
Weighted average number of basic shares outstanding       5,704        5,748
                                                        =======      =======
Diluted earnings (loss) per share                       $   .10      $  (.06)
                                                        =======      =======
Weighted average number of diluted shares outstanding     6,143        5,748
                                                        =======      =======



   The accompanying notes are an integral part of these financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                             Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                    Three Months Ended
                                                                        March 31,
                                                                   ----------------------
                                                                       2004       2003
                                                                   ----------------------
Cash flows from operating activities:
   Net income (loss)                                                $   606       $  (343)
   Reconciliations of net income (loss) to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                     242           280
      Gain on sales of marketable securities                              -           (48)
      Gain recognized on sale and leaseback                             (30)            -
      Deferred income taxes                                             132           167
   Changes in certain assets and liabilities:
     Income taxes receivable                                              -         1,923
     Trade accounts receivable, net                                  (6,335)          374
     Prepaid expenses and other                                      (1,618)         (771)
     Income taxes payable                                               227             -
     Accounts payable                                                   (88)          145
     Accrued payroll, payroll taxes and related benefits              8,853         1,461
     Other accrued liabilities                                        1,361           803
     Workers' compensation claims liabilities                         1,224        (1,781)
     Safety incentives liability                                        954           (60)
     Customer deposits and other assets, net                            (12)          136
     Other long-term liabilities                                        (45)         (147)
                                                                    -------       -------
     Net cash provided by operating activities                        5,471         2,139
                                                                    -------       -------
Cash flows from investing activities:
     Cash paid for acquisition, including other direct costs         (3,044)            -
     Purchase of marketable securities                               (3,907)            -
     Purchase of equipment, net of amounts  purchased in acquisition    (98)          (42)
     Proceeds from maturities of restricted marketable securities       338           637
     Proceeds from sales of restricted marketable securities              -         2,271
     Purchase of restricted marketable securities                      (417)       (2,915)
                                                                    -------       -------
     Net cash used in investing activities                           (7,128)          (49)
                                                                    -------       -------

Cash flows from financing activities:
   Proceeds from credit-line borrowings                                   -         9,550
   Payments on credit-line borrowings                                     -       (11,270)
   Payments on long-term debt                                           (88)         (100)
   Repurchase of common stock                                             -          (127)
   Proceeds from exercise of stock options                               22             -
                                                                    -------       -------
     Net cash used in financing activities                              (66)       (1,947)
                                                                    -------       -------

     Net (decrease) increase in cash and cash equivalents            (1,723)          143

Cash and cash equivalents, beginning of period                        7,785            96
                                                                    -------       -------
Cash and cash equivalents, end of period                            $ 6,062       $   239
                                                                    =======       =======




   The accompanying notes are an integral part of these financial statements.

                        BARRETT BUSINESS SERVICES, INC.
                         Notes to Financial Statements

Note 1 - Basis of Presentation of Interim Period Statements:

      The accompanying financial statements are unaudited and have been prepared by Barrett Business Services, Inc. ("Barrett" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K at pages F1 - F26. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on gross margin, net income or stockholders' equity.

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


Note 2 - Recent Accounting Pronouncements:

      In April 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 149 ("SFAS 14"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. Management believes that the adoption of this statement will not have a material impact on its results of operations or financial position.

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


Note 3 - Acquisition

      Effective January 1, 2004, the Company acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company with nine offices in Central Washington, Eastern Oregon and Southern Idaho. The acquisition provides the Company with the opportunity to geographically expand and diversify its business, particularly in the agricultural, food packing and processing industries. The Company paid $3,000,000 in cash for the assets of SRTC and the selling shareholders' noncompete agreements and agreed to issue up to 135,731 shares of its common stock ("Earnout Shares"), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004. The transaction resulted in $2,989,000 of goodwill (including $44,000 for acquisition-related costs), $40,000 of intangible assets and $15,000 of fixed assets. The Company's income statement for the quarter ended March 31, 2004 includes SRTC's results of operations since January 1, 2004.


Note 4 - Basic and Diluted Earnings Per Share:

      Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:




                                                                       Three Months Ended
                                                                           March 31,
                                                                      --------------------
                                                                        2004       2003
                                                                      ---------  ---------
Weighted average number of basic shares
   outstanding                                                        5,703,654  5,748,368

Stock option plan shares to be issued at prices
   ranging from $1.45 to $17.75 per share                               594,385          -

Less:   Assumed purchase at average market price during the period using proceeds  received upon exercise of options and
         purchase of stock, and using tax benefits of compensation
         due to premature dispositions                                 (155,328)         -
                                                                      ---------  ---------
Weighted average number of diluted shares
   outstanding                                                        6,142,711  5,748,368
                                                                      =========  =========

                        BARRETT BUSINESS SERVICES, INC.
                   Notes to Financial Statements (Continued)

Note 4 - Basic and Diluted Earnings Per Share (Continued):

      As a result of the net loss reported for the three months ended March 31, 2003, potential common shares of 14,171 have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.


Note 5 - Stock Incentive Plans:

      The Company's 2003 Stock Incentive Plan (the "2003 Plan"), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 400,000. No new grants of stock options may be made under the Company's 1993 Stock Incentive Plan (the "1993 Plan"). At March 31, 2004, there were option awards covering 409,423 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, will be carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans generally become exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant. The exercise price of incentive stock options must not be less than the fair market value of the Company's stock on the date of grant.

      The following table summarizes options activity in 2004:


                                              Number
                                            of Options        Grant Prices
                                              -------      -----------------
    Outstanding at December 31, 2003          585,459      $ 1.45 to  $17.75

    Options granted                            39,097      $13.91
    Options exercised                         (10,487)     $ 2.80 to  $ 5.91
                                              -------

    Outstanding at March 31, 2004             614,069      $ 1.45 to  $17.75
                                              =======

    Exercisable at March 31, 2004             111,357
                                              =======

    Available for grant at March 31, 2004     219,820
                                              =======


      The options listed in the table generally become exercisable in four equal annual install-ments beginning one year after the date of grant.


Note 6 - Stock Option Compensation

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock incentive plan. Accordingly, no compensation expense has been recognized for its stock option grants issued at market price because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant.

      If compensation expense for the Company's stock-based compensation plan had been determined based on the fair market value at the grant date for awards under the Plan

                        BARRETT BUSINESS SERVICES, INC.
                   Notes to Financial Statements (Continued)


Note 6 - Stock Option Compensation (Continued)

consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:


                                                                      Three Months Ended
                                                                          March 31,
                                                                       ---------------
   (in thousands, except per share amounts)                            2004      2003
                                                                       -----    ------
   Net income (loss), as reported                                      $ 606    $ (343)
   Add back compensation expense recognized under
      APB No. 25                                                           -         -
   Deduct: Total stock-based compensation expense determined
     under fair value based  method for all awards, net of related tax
     effects                                                             (45)      (38)
                                                                       -----    ------
   Net income (loss), pro forma                                        $ 561    $ (381)
                                                                       =====    ======
   Basic income (loss) per share, as reported                          $ .11    $ (.06)
   Basic income (loss) per share, pro forma                              .10      (.07)
   Diluted income (loss) per share, as reported                          .10      (.06)
   Diluted income (loss) per share, pro forma                            .09      (.07)


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

                         BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The  following   table  sets  forth  the  percentages  of  total  revenues
represented by selected items in the Company's Statements of Operations for the three months ended March 31, 2004 and 2003.


                                                  Percentage of Total Revenues
                                                     ----------------------
                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                       2004          2003
                                                     --------      --------
Revenues:
   Staffing services                                     61.7 %        86.0 %
   Professional employer service fees                    38.3          14.0
                                                     --------      --------
                                                        100.0         100.0
                                                     --------      --------
Cost of revenues:
   Direct payroll costs                                  45.1          63.2
   Payroll taxes and benefits                            28.4          16.3
   Workers' compensation                                  9.9           6.1
                                                     --------      --------
     Total cost of revenues                              83.4          85.6
                                                     --------      --------
Gross margin                                             16.6          14.4

Selling, general and administrative expenses             13.6          15.4
Depreciation and amortization                             0.6           1.2
                                                     --------      --------
Income (loss) from operations                             2.4          (2.2)

Other (expense) income                                      -             -
                                                     --------      --------
Pretax income (loss)                                      2.4          (2.2)

Provision for (benefit from) income taxes                 0.9          (0.7)
                                                     --------      --------

     Net income (loss)                                    1.5 %        (1.5)%
                                                     ========      ========


      The Company changed its reporting of PEO revenues from a gross basis to a net basis in 2002 because it was determined that the Company was not the primary obligor for the services provided by employees pursuant to its PEO contracts with its customers. Gross revenue information, although not in accordance with GAAP, is presented below because management believes such information is more informative as to the level of the Company's business activity and more useful in managing its operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

                                                               Unaudited
                                                           Three Months Ended
                                                               March 31,
                                                          --------------------
(in thousands)                                              2004       2003
                                                          --------    --------
   Revenues:
     Staffing services                                    $ 25,054    $ 20,110
     Professional employer services                         91,720      20,539
                                                          --------    --------
      Total revenues                                       116,774      40,649
                                                          --------    --------
   Cost of revenues:
     Direct payroll costs                                   93,367      32,050
     Payroll taxes and benefits                             11,531       3,805
     Workers' compensation                                   5,153       1,425
                                                          --------    --------
      Total cost of revenues                               110,051      37,280
                                                          --------    --------

   Gross margin                                           $  6,723    $  3,369
                                                          ========    ========


      A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:




                                         Unaudited Three Months Ended March 31,
                          ------------------------------------------------------------------
                              Gross Revenue                                   Net Revenue
(in thousands)             Reporting Method       Reclassification         Reporting Method
                          -------------------   ---------------------    -------------------
                            2004       2003        2004        2003        2004       2003
                          --------   --------   ---------   ---------    --------   --------
Revenues:
   Staffing services      $ 25,054   $ 20,110   $       -   $       -    $ 25,054   $ 20,110
   Professional employer
     services               91,720     20,539     (76,164)    (17,252)     15,556      3,287
                          --------   --------   ---------   ---------    --------   --------
     Total revenues       $116,774   $ 40,649   $ (76,164)  $ (17,252)   $ 40,610   $ 23,397
                          ========   ========   =========   =========    ========   ========
Cost of revenues:
   Direct payroll costs   $110,051   $ 37,280   $ (76,164)  $ (17,252)   $ 33,887   $ 20,028
                          ========   ========   =========   =========    ========   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2004 and 2003

      Net income for the first quarter of 2004 was $606,000, an improvement of $949,000 over a net loss of $343,000 for the first quarter of 2003. The improvement for the first quarter of 2004 was primarily due to higher gross margin dollars as a result of significant growth in professional employer ("PEO") services business, partially offset by higher selling, general and administrative expenses. The diluted income per share for the first quarter of 2004 was $.10.

      Revenues for the first quarter of 2004 totaled $40.6 million, an increase of approximately $17.2 million or 73.5% over the $23.4 million for the first quarter of 2003. The increase in revenues primarily reflects significant growth in the Company's PEO service fee revenue, combined with an increase in staffing services revenue.

      PEO service fee revenue increased approximately $12.3 million or 372.7% primarily due to business opportunities in California available to the Company as a qualified self-insured employer for workers' compensation coverage. These business opportunities were a result of adverse market conditions for workers' compensation insurance.

      Staffing services revenue increased approximately $4.9 million or 24.4% primarily due to improved economic conditions for such services in the majority of areas in which the Company operates and to the Company's acquisition of SRTC effective January 1, 2004. Operations of SRTC accounted for slightly more than half of the increase. Management expects that as overall economic conditions improve in its market areas, demand for the Company's staffing services will continue to increase.

      Gross margin for the first quarter of 2004 totaled approximately $6.7 million, which represented an increase of $3.4 million or 100.0% over the first quarter of 2003, primarily due to the 73.5% increase in revenues. The gross margin percent increased from 14.4% of revenues for the first quarter of 2003 to 16.6% for the first quarter of 2004. The increase in the gross margin percentage was due to lower direct payroll costs, offset in part by higher payroll taxes and benefits and higher workers' compensation expense. The decline in direct payroll costs, as a percentage of revenues, from 63.2% for the first quarter of 2003 to 45.1% for the first quarter of 2004 reflects the current mix of services to the Company's customer base and the effect of their unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, from 16.3% for the first quarter of 2003 to 28.4% for the first quarter of 2004 was due in part to higher statutory state unemployment tax rates in various states in which the Company operates as compared to the first quarter of 2003, as well as to the effect of significant growth in PEO services.

      Workers' compensation expense for the first quarter of 2004 totaled $4.0 million, which compares to $1.4 million for the first quarter of 2003. The increase in workers' compensation expense was generally due to an increased provision for the future estimated costs of claims resulting from the increase in business activity.

                        BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2004 and 2003 (continued)

      Selling, general and administrative ("SG&A") expenses for the first quarter of 2004 amounted to approximately $5.5 million, an increase of $1.9 million or 52.8% over the first quarter of 2003. The increase over the first quarter of 2003 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company's PEO business and to a lesser extent, the incremental SG&A expenses associated with the SRTC acquisition. SG&A expenses, as a percent of net revenues, declined from 15.4% in the first quarter of 2003 to 13.6% in the first quarter of 2004.

Factors Affecting Quarterly Results

      The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers' compensation, demand and competition for the Company's services and the effect of acquisitions. The Company's revenue levels may fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its PEO clients in the agriculture and forest products-related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. In addition, adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company's estimated workers' compensation expense.

Liquidity and Capital Resources

      The Company's cash position of $6,062,000 at March 31, 2004, decreased by $1,723,000 from December 31, 2003, which compares to an increase of $143,000 for the comparable period in 2003. The decrease in cash at March 31, 2004, as compared to December 31, 2003, was primarily due to cash used to purchase marketable securities of $3,907,000 for investment purposes, cash used for the acquisition of SRTC of $3,044,000, as well as an increase in trade accounts receivable, offset in part by increases in accrued payroll, payroll taxes and related benefits and increases in other accrued liabilities and workers' compensation claim liabilities.

      Net cash provided by operating activities for the first quarter of 2004 amounted to $5,471,000, as compared to $2,139,000 of net cash provided by operating activities for the first quarter of 2003. In the first quarter of 2004, cash flow was provided by net income of $606,000 together with increases in accrued payroll and related benefits of $8,853,000 and increases in other accrued liabilities and workers' compensation claims liabilities totaling $2,585,000, offset in part by an increase of $6,635,000 in trade accounts receivable.

                        BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

      Net cash used in investing activities totaled $7,128,000 for the first quarter of 2004, compared to $49,000 for the first quarter of 2003. For the first quarter of 2004, the principal uses of cash for investing activities were purchases of marketable securities for investment purposes of $3,907,000, the acquisition of SRTC and related costs totaling $3,044,000 and $417,000 of net purchases of restricted marketable securities, offset in part by net proceeds totaling $338,000 from maturities of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the replacement of such securities held for workers' compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

      Net cash used in financing activities for the first quarter of 2004, was $66,000, compared to $1,947,000 for the first quarter of 2003. For the first quarter of 2004, the principal use of cash for financing activities was for $88,000 of payments made on long-term debt, offset in part by proceeds from the exercise of stock options.

      The Company's business strategy continues to focus on growth through the expansion of operations at existing offices, together with the selective acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated. As disclosed in
Note 3 to the financial statements included in this report, the Company acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company headquartered in Central Washington, effective January 1, 2004. As consideration for the acquisition, the Company paid $3,000,000 in cash and agreed to issue up to 135,731 shares of its common stock, with the actual number of shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar year 2004.

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

                        BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

      The revolving credit facility is collateralized by the Company's assets, including, without limitation, its accounts receivable, equipment, intellectual property and bank deposits, and may be prepaid at any time without penalty.
Pursuant to the New Credit Agreement, the Company is required to maintain compliance with the following financial covenants: (1) a Current Ratio not less than 1.10 to 1.0 with "Current Ratio" defined as total current assets divided by total current liabilities; (2) Tangible Net Worth not less than $8 million, determined at each fiscal quarter end, with "Tangible Net Worth" defined as the aggregate of total stockholders' equity plus subordinated debt less any intangible assets; (3) Total Liabilities divided by Tangible Net Worth not greater than 5.00 to 1.0, determined at each fiscal quarter end, with "Total Liabilities" defined as the aggregate of current liabilities and non-current liabilities, less subordinated debt and the deferred gain on the Company's sale and leaseback transaction, and with "Tangible Net Worth" as defined above; and
(4) net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, and pre-tax profit not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end. The Company was in compliance with all covenants at March 31, 2004.

      Management expects that current liquid assets, the funds anticipated to be generated from operations, and credit available under the New Credit Agreement and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

Stock Repurchase Program

      During 1999, the Company's board of directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the board of directors has approved seven increases in the total number of shares or dollars authorized to be repurchased under the program. As of May 12, 2004, the repurchase program had remaining authorized availability of $443,800 for the repurchase of additional shares. The Company made no share repurchases during the first three months of 2004. Since the inception of the repurchase program through May 12, 2004, the Company has repurchased 2,053,555 shares for an aggregate price of $9,187,200. Management anticipates that the capital necessary to continue this program will be provided by existing cash balances, cash generated from operations and other available resources.

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

                        BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Information

      Statements in this report which are not historical in nature, including discussion of economic conditions in the Company's market areas and effect on revenue growth, the potential for and effect of recent and future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the effectiveness of the Company's management information systems, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating new customers and clients into the Company's operations, the successful integration of the operations of Skills Resource Training Center acquired by the Company on January 1, 2004, economic trends in the Company's service areas, material deviations from expected future workers' compensation claims experience, the effect of changes in the workers' compensation regulatory environment in one or more of the Company's primary markets, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company's future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company's status as a qualified self-insured employer for workers' compensation coverage, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                        BARRETT BUSINESS SERVICES, INC.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of March 31, 2004, the Company had interest-bearing debt obligations of approximately $0.4 million, which bears interest at a fixed rate. Based on the Company's overall interest exposure at March 31, 2004, a 10 percent change in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of March 31, 2004, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.


Item 4.  Controls and Procedures

      The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures as of March 31, 2004 were effective in providing a reasonable level of assurance that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                         BARRETT BUSINESS SERVICES, INC.


                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed with this Report are listed in the Exhibit Index following the signature page of this Report.

         (b) The following Current Report on Form 8-K was filed by the Registrant during the quarter ended March 31, 2004:

             On January 13, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5 that the Company had completed its previously announced acquisition of certain assets of Skills Resource Training Center.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BARRETT BUSINESS SERVICES, INC.
                                          (Registrant)






Date:  May 14, 2004                       /s/ Michael D. Mulholland
                                          ---------------------------------
                                          Michael D. Mulholland
                                          Vice President - Finance
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit


31.1  Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2  Certification of the Chief Financial Officer under Rule 13a-14(a).

32    Certification pursuant to 18 U.S.C. Section 1350.