Form 10-Q
period 2004-06-30
BARRETT BUSINESS SERVICES INC
filed 2004-08-12
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004
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

Number of shares of common stock, $.01 par value, outstanding at July 30, 2004 was 5,742,037 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

Part I - Financial Information                                            Page
                                                                          ----

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets - June 30, 2004 and
             December 31, 2003................................................3

             Consolidated Statements of Operations - Three Months
             Ended June 30, 2004 and 2003.....................................4

             Consolidated Statements of Operations - Six Months
             Ended June 30, 2004 and 2003.....................................5

             Consolidated Statements of Cash Flows - Six Months
             Ended June 30, 2004 and 2003.....................................6

             Notes to Consolidated Financial Statements.......................7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations......................................................11

     Item 3. Quantitative and Qualitative Disclosure About
             Market Risk.....................................................19

     Item 4. Controls and Procedures.........................................19


Part II - Other Information

     Item 4. Submission of Matters to Vote of Security Holders...............20

     Item 6. Exhibits and Reports on Form 8-K................................20


Signatures...................................................................21


Exhibit Index ...............................................................22

                         Part I - Financial Information

Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                          June 30,    December 31,
                                                            2004         2003
                                                           -------      -------
        ASSETS
Current assets:
   Cash and cash equivalents                               $ 5,374    $ 7,785
   Marketable securities                                     4,337         --
   Trade accounts receivable, net                           27,952     18,481
   Prepaid expenses and other                                1,805        958
   Deferred income taxes                                     3,057      2,196
                                                           -------    -------
     Total current assets                                   42,525     29,420

Goodwill, net                                               21,738     18,749
Intangibles, net                                                35         13
Property and equipment, net                                  4,575      3,367
Restricted marketable securities and workers' compensation
   deposits                                                  1,854      1,647
Deferred income taxes                                          833      1,041
Other assets                                                   412        436
                                                           -------    -------

                                                           $71,972    $54,673
                                                           =======    =======

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                       $   348    $    88
   Income taxes payable                                      1,438         --
   Accounts payable                                            470        727
   Accrued payroll, payroll taxes and related benefits      21,471     13,881
   Workers' compensation claims liabilities                  6,185      3,886
   Safety incentives liability                               3,787      2,007
   Other accrued liabilities                                 1,166        361
                                                           -------    -------
     Total current liabilities                              34,865     20,950

Long-term debt, net of current portion                       1,515        400
Customer deposits                                              514        455
Long-term workers' compensation claims liabilities           1,020      1,031
Other long-term liabilities                                     --         45
Deferred gain on sale and leaseback                          1,097      1,158

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500 shares authorized,
     5,738 and 5,701 shares issued and outstanding              62         62
   Additional paid-in capital                                3,171      2,903
   Employee loan                                              (107)      (107)
   Other comprehensive loss                                   (387)        --
   Retained earnings                                        30,222     27,776
                                                           -------    -------
                                                            32,961     30,634
                                                           -------    -------
                                                           $71,972    $54,673
                                                           =======    =======





The accompanying notes are an integral part of these consolidated financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                         Three Months Ended
                                                             June 30,
                                                        --------------------
                                                         2004         2003
                                                        -------      -------
Revenues:
   Staffing services                                    $30,470      $23,046
   Professional employer service fees                    17,234        4,856
                                                        -------      -------
                                                         47,704       27,902
                                                        -------      -------
Cost of revenues:
   Direct payroll costs                                  22,551       17,079
   Payroll taxes and benefits                            10,649        4,385
   Workers' compensation                                  5,644        1,982
                                                        -------      -------
                                                         38,844       23,446
                                                        -------      -------
     Gross margin                                         8,860        4,456

Selling, general and administrative expenses              5,701        3,869
Depreciation and amortization                               253          271
                                                        -------      -------
     Income from operations                               2,906          316
                                                        -------      -------
Other (expense) income:
   Interest expense                                         (23)         (83)
   Interest income                                           61           15
                                                        -------      -------
                                                             38          (68)
                                                        -------      -------

Income before provision for income taxes                  2,944          248
Provision for income taxes                                1,104           81
                                                        -------      -------
     Net income                                         $ 1,840      $   167
                                                        =======      =======
Basic earnings per share                                $   .32      $   .03
                                                        =======      =======
Weighted average number of basic shares outstanding       5,716        5,708
                                                        =======      =======
Diluted earnings per share                              $   .30      $   .03
                                                        =======      =======
Weighted average number of diluted shares outstanding     6,134        5,726
                                                        =======      =======



The accompanying notes are an integral part of these consolidated financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                        Six Months Ended
                                                            June 30,
                                                      ---------------------
                                                        2004         2003
                                                      --------     --------
Revenues:
   Staffing services                                  $ 55,524     $ 43,156
   Professional employer service fees                   32,790        8,143
                                                      --------     --------
                                                        88,314       51,299
                                                      --------     --------

Cost of revenues:
   Direct payroll costs                                 40,871       31,877
   Payroll taxes and benefits                           22,180        8,190
   Workers' compensation                                 9,680        3,407
                                                      --------     --------
                                                        72,731       43,474
                                                      --------     --------
    Gross margin                                        15,583        7,825

Selling, general and administrative expenses            11,233        7,465
Depreciation and amortization                              495          551
                                                      --------     --------
    Income (loss) from operations                        3,855         (191)
                                                      --------     --------
Other (expense) income:
   Interest expense                                        (55)        (178)
   Interest income                                          82           56
   Other, net                                               32           48
                                                      --------     --------
                                                            59          (74)
                                                      --------     --------

Income (loss) before provision for income taxes          3,914         (265)
Provision for (benefit from) income taxes                1,468          (89)
                                                      --------     --------
   Net income (loss)                                  $  2,446     $   (176)
                                                      ========     ========
Basic earnings (loss) per share                       $    .43     $   (.03)
                                                      ========     ========
Weighted average number of basic shares outstanding      5,710        5,728
                                                      ========     ========
Diluted earnings (loss) per share                     $    .40     $   (.03)
                                                      ========     ========
Weighted average number of diluted shares outstanding    6,138        5,728
                                                      ========     ========



The accompanying notes are an integral part of these consolidated financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                   ------------------
                                                                     2004       2003
                                                                   ------------------
Cash flows from operating activities:
   Net income (loss)                                               $ 2,446   $   (176)
   Reconciliations of net income (loss) to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                    495        551
      Gain on sales of marketable securities                            --        (48)
      Gain recognized on sale and leaseback                            (61)        --
      Deferred income taxes                                           (653)       272
   Changes in certain assets and liabilities:
     Income taxes receivable                                            --      1,923
     Trade accounts receivable, net                                 (9,471)    (3,470)
     Prepaid expenses and other                                       (847)      (853)
     Income taxes payable                                            1,577         --
     Accounts payable                                                 (257)      (122)
     Accrued payroll, payroll taxes and related benefits             7,590      3,332
     Other accrued liabilities                                         805        282
     Workers' compensation claims liabilities                        2,288     (2,131)
     Safety incentives liability                                     1,780         33
     Customer deposits and other assets, net                            83        125
     Other long-term liabilities                                       (45)      (124)
                                                                   -------   --------
     Net cash provided by (used in) operating activities             5,730       (406)
                                                                   -------   --------
Cash flows from investing activities:
   Cash paid for acquisition, including other direct costs          (3,044)        --
   Proceeds from sale and leaseback of buildings                        --      2,338
   Purchase of marketable securities                                (4,724)        -
   Purchase of equipment, net of amounts purchased in acquisition   (1,670)       (90)
   Proceeds from maturities of restricted marketable securities      1,155      3,389
   Proceeds from sales of restricted marketable securities              --      2,272
   Purchase of restricted marketable securities                     (1,362)    (5,469)
                                                                   -------   --------
     Net cash (used in) provided by investing activities            (9,645)     2,440
                                                                   -------   --------
Cash flows from financing activities:
   Proceeds from issuance of debt                                    1,475         --
   Proceeds from credit-line borrowings                                 --     20,241
   Payments on credit-line borrowings                                   --    (19,698)
   Payments on long-term debt                                         (100)      (434)
   Repurchase of common stock                                           --       (262)
   Proceeds from exercise of stock options                             129          -
                                                                   -------   --------
     Net cash provided by (used in) financing activities             1,504       (153)
                                                                   -------   --------
     Net (decrease) increase in cash and cash equivalents           (2,411)     1,881
Cash and cash equivalents, beginning of period                       7,785         96
                                                                   -------   --------
Cash and cash equivalents, end of period                           $ 5,374   $  1,977
                                                                   =======   ========



The accompanying notes are an integral part of these consolidated financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation of Interim Period Statements

      The accompanying consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. ("Barrett" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K at pages F1 - F26. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on gross margin, net income or stockholders' equity.

      During May 2004, the Company formed a wholly-owned subsidiary which acquired an aircraft. The subsidiary incurred debt of $1,475,000 to finance the purchase of the aircraft. The consolidated financial statements include the accounts of the subsidiary, after elimination of intercompany accounts and transactions.

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


Note 2 - Significant Accounting Policies

Comprehensive Income (Loss)

      Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to a company's stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Barrett's other comprehensive income (loss) is comprised of unrealized holding gains and losses on its publicly traded marketable securities, net of realized gains included in net income.

                         BARRETT BUSINESS SERVICES, INC.
             Notes to Consolidated Financial Statements (Continued)

Note 3 - Acquisition

      Effective January 1, 2004, the Company acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company with nine offices in Central Washington, Eastern Oregon and Southern Idaho. The acquisition provides the Company with the opportunity to geographically expand and diversify its business, particularly in the agricultural, food packing and processing industries. The Company paid $3,000,000 in cash for the assets of SRTC and the selling shareholders' noncompete agreements and agreed to issue up to 135,731 shares of its common stock ("Earnout Shares"), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004. The transaction resulted in $2,989,000 of goodwill (including $44,000 for acquisition-related costs), $40,000 of intangible assets and $15,000 of fixed assets. The Company's consolidated income statements for the three and six-month periods ended June 30, 2004 includes SRTC's results of operations since January 1, 2004.


Note 4 - Basic and Diluted Earnings Per Share

      Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:


                                                 Three Months Ended       Six Months Ended
                                                      June 30,                June 30,
                                                ---------------------   ---------------------
                                                  2004        2003        2004        2003
                                                ---------   ---------   ---------   ---------
Weighted average number of basic shares
   outstanding                                  5,715,515   5,707,782   5,709,584   5,728,075

Stock option plan shares to be issued at prices
   ranging from $1.45 to $17.75 per share         614,407     553,439     604,396          --

Less:   Assumed purchase at average market
        price during the period using proceeds
        received upon exercise of options and
        purchase of stock, and using tax
        benefits of compensation due to
        premature dispositions                   (196,414)   (534,947)   (175,870)         --
                                                ---------   ---------   ---------   ---------

Weighted average number of diluted shares
   outstanding                                  6,133,508   5,726,274   6,138,110   5,728,075
                                                =========   =========   =========   =========



      As a result of the net loss reported for the six months ended June 30, 2003, potential common shares of 16,332 have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

                        BARRETT BUSINESS SERVICES, INC.
             Notes to Consolidated Financial Statements (Continued)

Note 5 - Stock Incentive Plans

      The Company's 2003 Stock Incentive Plan (the "2003 Plan"), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 400,000. No new grants of stock options may be made under the Company's 1993 Stock Incentive Plan (the "1993 Plan"). At June 30, 2004, there were option awards covering 386,423 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, will be carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans generally become exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant. The exercise price of incentive stock options must not be less than the fair market value of the Company's stock on the date of grant.

      The following table summarizes options activity in 2004:


                                           Number
                                         of Options     Grant Prices
                                           -------    ----------------
    Outstanding at December 31, 2003       585,459    $ 1.45 to $17.75

    Options granted                         51,597    $13.23 to $13.91
    Options exercised                      (37,487)   $ 2.80 to $ 5.91
    Options cancelled or expired           (10,750)   $ 3.02 to $13.23
                                           -------

    Outstanding at June 30, 2004           588,819    $ 1.45 to $17.75
                                           =======

    Exercisable at June 30, 2004           144,906
                                           =======

    Available for grant at June 30, 2004   218,070
                                           =======


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

      If compensation expense for the Company's stock-based compensation plan had been determined based on the fair market value at the grant date for awards under the 2003 Plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                        BARRETT BUSINESS SERVICES, INC.
             Notes to Consolidated Financial Statements (Continued)

Note 6 - Stock Option Compensation (Continued)


                                            Three Months Ended  Six Months Ended
                                                 June 30,           June 30,
                                              ----------------- ---------------
                                               2004     2003     2004     2003
                                              ------  --------- ------   ------
(in thousands, except per share amounts)
Net income (loss), as reported                $1,840   $  167   $2,446   $ (176)
Add back compensation expense recognized
  under APB No. 25                                --       --       --       --
Deduct: Total stock-based  compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects                                        (53)     (40)     (98)     (78)
                                              ------   ------   ------   ------
Net income (loss), pro forma                  $1,787   $  127   $2,348   $ (254)
                                              ======   ======   ======   ======
Basic income (loss) per share, as reported    $  .32   $  .03   $  .43   $ (.03)
Basic income (loss) per share, pro forma         .31      .02      .41     (.04)
Diluted income (loss) per share, as reported     .30      .03      .40     (.03)
Diluted income (loss) per share, pro forma       .29      .02      .38     (.04)


      The effects of applying SFAS No. 123 for providing pro forma disclosures for the periods presented above are not likely to be representative of the effects on reported net income for future periods because options vest over several years and additional awards generally are made each year.


Note 7 - Subsequent Events

      On August 2, 2004, subsequent to quarter end and pursuant to the approval of a majority of the Company's independent directors, the Company's President and Chief Executive Officer, William W. Sherertz, paid in full certain obligations owed to the Company by tendering to the Company for cancellation and retirement 8,095 shares of common stock valued at $16.835 per share. This transaction discharged Mr. Sherertz's obligations to the Company totaling $136,274, including an employee loan in the amount of $107,000 reflected on the Company's balance sheet at June 30, 2004.

                         BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The  following   table  sets  forth  the  percentages  of  total  revenues
represented by selected items in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003.


                                                Percentage of Total Revenues
                                              --------------------------------
                                            Three Months Ended  Six Months Ended
                                                 June 30,          June 30,
                                              -------------     --------------
                                               2004    2003      2004     2003
                                              -----   -----     -----    -----
 Revenues:
   Staffing services                           63.9 %  82.6 %    62.9 %   84.1 %
   Professional employer service fees          36.1    17.4      37.1     15.9
                                              -----   -----     -----    -----
                                              100.0   100.0     100.0    100.0
                                              -----   -----     -----    -----
Cost of revenues:
   Direct payroll costs                        47.3    61.2      46.3     62.1
   Payroll taxes and benefits                  22.3    15.7      25.1     16.0
   Workers' compensation                       11.8     7.1      11.0      6.6
                                              -----   -----     -----    -----
     Total cost of revenues                    81.4    84.0      82.4     84.7
                                              -----   -----     -----    -----

Gross margin                                   18.6    16.0      17.6     15.3

Selling, general and administrative expenses   12.0    13.9      12.7     14.6
Depreciation and amortization                   0.5     1.0       0.6      1.1
                                              -----   -----     -----    -----
Income (loss) from operations                   6.1     1.1       4.3     (0.4)

Other income (loss)                             0.1    (0.2)      0.1     (0.1)
                                              -----   -----     -----    -----
Pretax income (loss)                            6.2     0.9       4.4     (0.5)

Provision for (benefit from) income taxes       2.3     0.3       1.6     (0.2)
                                              -----   -----     -----    -----
     Net income (loss)                          3.9 %   0.6 %     2.8 %   (0.3)%
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

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)


                                       Unaudited               Unaudited
                                   Three Months Ended       Six Months Ended
(in thousands)                          June 30,                June 30,
                                  -------------------     --------------------
                                   2004       2003         2004        2003
                                  --------    -------     --------     -------
Revenues:
   Staffing services              $ 30,470    $23,046     $ 55,524     $43,156
   Professional employer services   97,984     28,342      189,704      48,881
                                  --------    -------     --------     -------

     Total revenues                128,454     51,388      245,228      92,037
                                  --------    -------     --------     -------

Cost of revenues:
   Direct payroll costs            102,390     40,565      195,757      72,615
   Payroll taxes and benefits       10,648      4,385       22,179       8,190
   Workers' compensation             6,556      1,982       11,709       3,407
                                  --------    -------     --------     -------

     Total cost of revenues        119,594     46,932      229,645      84,212
                                  --------    -------     --------     -------

Gross margin                      $  8,860    $ 4,456     $ 15,583     $ 7,825
                                  ========    =======     ========     =======


      A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:


                                                    Unaudited
                                             Three Months Ended June 30,
                          ---------------------------------------------------------------
                            Gross Revenue                                  Net Revenue
(in thousands)             Reporting Method       Reclassification      Reporting Method
                          ------------------    --------------------    -----------------
                            2004      2003       2004        2003        2004      2003
                          --------   -------    --------    --------    -------   -------
Revenues:
   Staffing services      $ 30,470   $23,046    $     --    $     --    $30,470   $23,046
   Professional employer
     services               97,984    28,342     (80,750)    (23,486)    17,234     4,856
                          --------   -------    --------    --------    -------   -------
     Total revenues       $128,454   $51,388    $(80,750)   $(23,486)   $47,704   $27,902
                          ========   =======    ========    ========    =======   =======

Cost of revenues:         $119,594   $46,932    $(80,750)   $(23,486)   $38,844   $23,446
                          ========   =======    ========    ========    =======   =======

                        BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)


                                                        Unaudited
                                                Six Months Ended June 30,
                           ---------------------------------------------------------------
                             Gross Revenue                                  Net Revenue
(in thousands)              Reporting Method      Reclassification        Reporting Method
                           ------------------   ---------------------     ----------------
                             2004      2003       2004         2003        2004     2003
                           --------   -------   ---------    --------    -------   -------
Revenues:
   Staffing services       $ 55,524   $43,156   $      --    $     --    $55,524   $43,156
   Professional employer
     services               189,704    48,881    (156,914)    (40,738)    32,790     8,143
                           --------   -------   ---------    --------    -------   -------
     Total revenues        $245,228   $92,037   $(156,914)   $(40,738)   $88,314   $51,299
                           ========   =======   =========    ========    =======   =======

Cost of revenues:          $229,645   $84,212   $(156,914)   $(40,738)   $72,731   $43,474
                           ========   =======   =========    ========    =======   =======

Three months ended June 30, 2004 and 2003

      Net income for the second quarter of 2004 amounted to $1,840,000, an improvement of $1,673,000 over net income of $167,000 for the second quarter of 2003. The improvement for the second quarter of 2004 was primarily due to higher gross margin dollars as a result of significant growth in professional employer ("PEO") services business, partially offset by higher selling, general and administrative expenses. The diluted earnings per share for the second quarter of 2004 was $.30 compared to $.03 for the comparable 2003 period. The Company's improved operating results continue to reflect, in part, the competitive advantage of offering a broad array of human resource management services. This competitive advantage has enabled the Company to significantly increase its business opportunities in California. The Company expects this favorable trend to continue into the foreseeable future, particularly in California.

      Revenues for the second quarter of 2004 totaled $47.7 million, an increase of approximately $19.8 million or 71.0% over the $27.9 million for the second quarter of 2003. The increase in revenues primarily reflects significant growth in the Company's PEO service fee revenue, combined with an increase in staffing services revenue.

      PEO service fee revenue increased approximately $12.4 million or 253.1% primarily due to increased demand for the Company's broad array of competitively priced human resource management services that satisfy customers' needs. Management believes that the favorable trend in PEO revenues will continue for the foreseeable future.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2004 and 2003 (continued)

      Staffing services revenue increased approximately $7.4 million or 32.2% primarily due to improved economic conditions for such services in the majority of areas in which the Company operates and to the Company's acquisition of SRTC effective January 1, 2004. Operations of SRTC accounted for approximately $6.0 million or 81.0% of the increase. Management expects demand for the Company's staffing services will continue to reflect overall economic conditions in its market areas.

      Gross margin for the second quarter of 2004 totaled approximately $8.9 million, which represented an increase of $4.4 million or 97.8% over the second quarter of 2003, primarily due to the 71.0% increase in revenues. The gross margin percent increased from 16.0% of revenues for the second quarter of 2003 to 18.6% for the second quarter of 2004. The increase in the gross margin percentage was due to lower direct payroll costs, offset in part by higher payroll taxes and benefits and higher workers' compensation expense, all expressed as a percent of revenues. The decline in direct payroll costs, as a percentage of revenues, from 61.2% for the second quarter of 2003 to 47.3% for the second quarter of 2004 reflects the shift in the relative mix of services to the Company's customer base and the effect of their unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, from 15.7% for the second quarter of 2003 to 22.3% for the second quarter of 2004, was due in part to higher statutory state unemployment tax rates in various states in which the Company operates as compared to the second quarter of 2003, as well as to the effect of significant growth in PEO services.

      Workers' compensation expense for the second quarter of 2004 totaled $5.6 million, which compares to $2.0 million for the second quarter of 2003. The increase in workers' compensation expense was generally due to an increased provision for the future estimated costs of existing claims, as well as to the effect from increased business activity in California, where injury claims are more costly as compared to other states in which the Company operates.

      Selling, general and administrative ("SG&A") expenses for the second quarter of 2004 amounted to approximately $5.7 million, an increase of $1.8 million or 46.2% over the second quarter of 2003. The increase over the second quarter of 2003 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company's PEO business and, to a lesser extent, the incremental SG&A expenses associated with the SRTC acquisition. SG&A expenses, as a percent of revenues, declined from 13.9% in the second quarter of 2003 to 12.0% in the second quarter of 2004.


Six months ended June 30, 2004 and 2003

      Net income for the six months ended June 30, 2004 was $2,446,000, an improvement of $2,622,000 over a net loss of $176,000 for the first six months of 2003. The improvement for the first six months of 2004 was primarily due to increased gross margin dollars

                        BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2004 and 2003 (continued)

as a result of significant growth in PEO business, partially offset by higher SG&A expenses. The diluted earnings per share for the first six months of 2004 was $.40 as compared to a diluted loss per share of $.03 for the same 2003 period. The Company's improved operating results for the first six months of 2004 over the same 2003 period reflect, in part, the same competitive advantage generated by its ability to offer a broad array of human resource management services.

      Revenues for the six months ended June 30, 2004 totaled $88.3 million, an increase of approximately $37.0 million or 72.1% over the $51.3 million for the first six months of 2003. The increase in revenues primarily reflects significant growth in the Company's PEO service fee revenue, combined with an increase in staffing services revenue.

      PEO service fee revenue increased approximately $24.7 million or 304.9% primarily due to increased demand for the Company's broad array of competitively priced human resource management services that satisfy customers' needs.

      Staffing services revenue increased approximately $12.3 million or 28.5% primarily due to improved economic conditions for such services in the majority of areas in which the Company operates and to the Company's acquisition of SRTC effective January 1, 2004. Operations of SRTC accounted for approximately $9.0 million or 73.2% of the increase.

      Gross margin for the six months ended June 30, 2004 totaled approximately $15.6 million, which represented an increase of $7.8 million or 99.1% over the similar period of 2003, primarily due to the 72.1% increase in revenues. The gross margin percent increased to 17.6% of revenues for the first six months of 2004, up from 15.3% for the similar period of 2003. The increase in the gross margin percentage was due to lower direct payroll costs, offset in part by higher payroll taxes and benefits and higher workers' compensation expense expressed as a percent of revenues. The decline in direct payroll costs, as a percentage of revenues, from 62.1% for the first six months of 2003 to 46.3% for the first six months of 2004 reflects the current mix of services to the Company's customer base and the effect of their unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, from 16.0% for the first six months of 2003 to 25.1% for the first six months of 2004, was due in part to higher statutory state unemployment tax rates in various states in which the Company operates as compared to the first six months of 2003, as well as to the effect of significant growth in PEO services.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2004 and 2003 (continued)

      Workers' compensation expense for the six months ended June 30, 2004 totaled $9.7 million, which compares to $3.4 million for the first six months of 2003. The increase in workers' compensation expense was generally due to an increased provision for the future estimated costs of existing claims and to the effect from increased business activity in California, which has higher claim costs as compared to other states in which the Company operates.

      SG&A expenses for the six months ended June 30, 2004 amounted to approximately $11.2 million, an increase of $3.8 million or 50.5% over the first six months of 2003. The increase over the first six months of 2003 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company's PEO business and, to a lesser extent, the incremental SG&A expenses associated with the SRTC acquisition. SG&A expenses, as a percent of net revenues, declined from 14.6% in the first six months of 2003 to 12.7% in the first six months of 2004.

Factors Affecting Quarterly Results

      The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers' compensation, demand and competition for the Company's services and the effect of acquisitions. The Company's revenue levels may fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its PEO clients in the agriculture, food processing and forest products-related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. Adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company's estimated workers' compensation expense.

Liquidity and Capital Resources

      The Company's cash position of $5,374,000 at June 30, 2004, decreased by $2,411,000 from December 31, 2003, which compares to an increase of $1,881,000 for the comparable period in 2003. The decrease in cash at June 30, 2004, as compared to December 31, 2003, was primarily due to excess cash used to purchase marketable securities of $4,724,000 for investment purposes, cash used for the acquisition of SRTC of $3,044,000, and an increase in trade accounts receivable, offset in part by increases in accrued payroll, payroll taxes and related benefits and increases in workers' compensation claim liabilities and safety incentives liabilities.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

      Net cash provided by operating activities for the six months ended June 30, 2004 amounted to $5,730,000, as compared to net cash used in operating activities of $406,000 for the comparable 2003 period. For the six months ended June 30, 2004, cash flow was provided by net income of $2,446,000, together with increases in accrued payroll and related benefits of $7,590,000 and increases in workers' compensation claims liabilities and safety incentives liabilities totaling $4,078,000, offset in part by an increase of $9,471,000 in trade accounts receivable.

      Net cash used in investing activities totaled $9,645,000 for the six months ended June 30, 2004, compared to net cash provided by investing activities of $2,440,000 for the similar 2003 period. For the 2004 period, the principal uses of cash for investing activities were purchases of marketable securities for investment purposes of $4,724,000, the acquisition of SRTC and related costs totaling $3,044,000, purchases of equipment of $1,670,00 and $1,362,000 of net purchases of restricted marketable securities, offset in part by net proceeds totaling $1,155,000 from maturities of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers' compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

      Net cash provided by financing activities for the six-month period ended June 30, 2004, was $1,504,000, compared to net cash used in financing activities of $153,000 for the similar 2003 period. For the 2004 period, the principal source of cash for financing activities was $1,475,000 of debt incurred in connection with the Company's purchase of an aircraft for use in management's frequent travel to California to oversee its growth in business.

      The Company's business strategy continues to focus on growth through the expansion of operations at existing offices, together with the selective acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated. As disclosed in
Note 3 to the consolidated financial statements included in this report, the Company acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company headquartered in Central Washington, effective January 1, 2004. As consideration for the acquisition, the Company paid $3,000,000 in cash and agreed to issue up to 135,731 shares of its common stock, with the actual number of shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar year 2004.

      The Company entered into a new Credit Agreement (the "New Credit Agreement") with its principal bank effective March 31, 2004. The New Credit Agreement provides for a revolving credit facility of up to $6.0 million, which includes a subfeature under the line of credit for standby letters of credit for not more than $4.0 million. The interest rate on advances, if any, will be, at the Company's discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The New Credit Agreement expires July 1, 2005.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

      The revolving credit facility is collateralized by the Company's assets, including, without limitation, its accounts receivable, equipment, intellectual property and bank deposits, and may be prepaid at any time without penalty.
Pursuant to the New Credit Agreement, the Company is required to maintain compliance with the following financial covenants: (1) a Current Ratio not less than 1.10 to 1.0 with "Current Ratio" defined as total current assets divided by total current liabilities; (2) Tangible Net Worth not less than $8 million, determined at each fiscal quarter end, with "Tangible Net Worth" defined as the aggregate of total stockholders' equity plus subordinated debt less any intangible assets; (3) Total Liabilities divided by Tangible Net Worth not greater than 5.00 to 1.0, determined at each fiscal quarter end, with "Total Liabilities" defined as the aggregate of current liabilities and non-current liabilities, less subordinated debt and the deferred gain on the Company's sale and leaseback transaction, and with "Tangible Net Worth" as defined above; and
(4) net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, and pre-tax profit not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end. The Company was in compliance with all covenants at June 30, 2004.

      Management expects that current liquid assets, the funds anticipated to be generated from operations, and credit available under the New Credit Agreement and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

Stock Repurchase Program

      During 1999, the Company's board of directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the board of directors has approved seven increases in the total number of shares or dollars authorized to be repurchased under the program. As of August 12, 2004, the repurchase program had remaining authorized availability of $443,800 for the repurchase of additional shares. The Company made no share repurchases during the first six months of 2004. Since the inception of the repurchase program through August 12, 2004, the Company has repurchased 2,053,555 shares for an aggregate price of $9,187,200 and an average price of $4.47 per share. Management anticipates that the capital necessary to continue this program will be provided by existing cash balances, cash generated from operations and other available resources.

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

Forward-Looking Information (Continued)

services on gross margin, market conditions for workers' compensation coverage in California, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the effectiveness of the Company's management information systems, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating new customers and clients into the Company's operations, economic trends in the Company's service areas, material deviations from expected future workers' compensation claims experience, the effect of changes in the workers' compensation regulatory environment in one or more of the Company's primary markets, the availability of excess workers' compensation insurance on acceptable terms and conditions, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company's future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company's status as a qualified self-insured employer for workers' compensation coverage, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of June 30, 2004, the Company had interest-bearing debt obligations of approximately $1.9 million, of which approximately $1.5 million bears interest at a variable rate and approximately $0.4 million at a fixed rate of interest. The variable rate debt is comprised of a $1.475 million note payable with a 10-year term, which bears interest at the three-month LIBOR rate plus 240 basis points. Based on the Company's overall interest exposure at June 30, 2004, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of June 30, 2004, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.


Item 4.  Controls and Procedures

      The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that

                        BARRETT BUSINESS SERVICES, INC.

the Registrant's disclosure controls and procedures as of June 30, 2004 were effective in providing a reasonable level of assurance that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.


                           Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its 2004 annual meeting of stockholders on May 12, 2004. The following directors were elected at the annual meeting:

                                          For       Withheld    Exception
                                       ----------   ----------  -----------

      Fores J. Beaudry                 5,526,380       18,100
      Thomas J. Carley                 5,526,380       18,100
      James B. Hicks, Ph.D.            5,526,380       18,100
      Anthony Meeker                   5,526,380       18,100
      Nancy B. Sherertz                5,405,595      138,885
      William W. Sherertz              5,510,580       33,900


Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed with this Report are listed in the Exhibit Index following the signature page of this Report.

         (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BARRETT BUSINESS SERVICES, INC.
                                          (Registrant)






Date:  August 12, 2004                    /s/ Michael D. Mulholland
                                          ---------------------------------
                                          Michael D. Mulholland
                                          Vice President - Finance
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit


31.1  Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2  Certification of the Chief Financial Officer under Rule 13a-14(a).

32    Certification pursuant to 18 U.S.C. Section 1350.