Form 10-Q
period 2004-09-30
BARRETT BUSINESS SERVICES INC
filed 2004-11-15
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004
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

Number of shares of common stock, $.01 par value, outstanding at October 29, 2004 was 5,740,692 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

Part I - Financial Information                                            Page
                                                                          ----

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets - September 30, 2004 and
             December 31, 2003................................................3

             Consolidated Statements of Operations - Three Months
             Ended September 30, 2004 and 2003................................4

             Consolidated Statements of Operations - Nine Months
             Ended September 30, 2004 and 2003................................5

             Consolidated Statements of Cash Flows - Nine Months
             Ended September 30, 2004 and 2003................................6

             Notes to Consolidated Financial Statements.......................7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations......................................................11

     Item 3. Quantitative and Qualitative Disclosure About
             Market Risk.....................................................19

     Item 4. Controls and Procedures.........................................19


Part II - Other Information

     Item 2. Changes in  Securities,  Use of Proceeds  and Issuer
             Purchases of Equity Securities..................................20

     Item 6. Exhibits........................................................20


Signatures   ................................................................21


Exhibit Index................................................................22

                         Part I - Financial Information

Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                     September 30,  December 31,
                                                        2004          2003
                                                     ------------  ------------
 ASSETS
Current assets:
   Cash and cash equivalents                               $10,009     $ 7,785
   Marketable securities                                     4,503          --
   Trade accounts receivable, net                           30,523      18,481
   Prepaid expenses and other                                1,243         958
   Deferred income taxes                                     5,168       2,196
                                                           -------     -------

     Total current assets                                   51,446      29,420

Goodwill, net                                               21,738      18,749
Intangibles, net                                                30          13
Property and equipment, net                                  4,439       3,367
Restricted marketable securities and workers' compensation
   deposits                                                  1,775       1,647
Deferred income taxes                                          758       1,041
Other assets                                                   399         436
                                                           -------     -------

                                                           $80,585     $54,673
                                                           -------     -------

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                       $   348     $    88
   Income taxes payable                                      2,685          --
   Accounts payable                                            430         727
   Accrued payroll, payroll taxes and related benefits      23,829      13,881
   Workers' compensation claims liabilities                  4,977       3,886
   Safety incentives liability                               4,534       2,007
   Other accrued liabilities                                   606         361
                                                           -------     -------

     Total current liabilities                              37,409      20,950

Long-term debt, net of current portion                       1,478         400
Customer deposits                                              501         455
Long-term workers' compensation claims liabilities           4,576       1,031
Other long-term liabilities                                     --          45
Deferred gain on sale and leaseback                          1,067       1,158

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500 shares authorized,
     5,740 and 5,701 shares issued and outstanding              62          62
   Additional paid-in capital                                3,100       2,903
   Employee loan                                                --        (107)
   Other comprehensive loss                                   (278)         --
   Retained earnings                                        32,670      27,776
                                                           -------     -------

                                                            35,554      30,634
                                                           -------     -------

                                                           $80,585     $54,673
                                                           -------     -------

The accompanying notes are an integral part of these consolidated financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                         Three Months Ended
                                                            September 30,
                                                        --------------------
                                                         2004         2003
                                                        -------      -------
Revenues:
   Staffing services                                    $35,673      $26,727
   Professional employer service fees                    19,006        8,046
                                                        -------      -------

                                                         54,679       34,773
                                                        -------      -------

Cost of revenues:
   Direct payroll costs                                  26,436       19,740
   Payroll taxes and benefits                            11,376        6,181
   Workers' compensation                                  6,094        2,622
                                                        -------      -------

                                                         43,906       28,543
                                                        -------      -------

     Gross margin                                        10,773        6,230

Selling, general and administrative expenses              6,404        4,461
Depreciation and amortization                               257          256
                                                        -------      -------

     Income from operations                               4,112        1,513
                                                        -------      -------

Other income (expense):
   Interest expense                                         (22)         (55)
   Interest income                                           95           13
   Other, net                                                --          (20)
                                                        -------      -------

                                                             73          (62)
                                                        -------      -------

Income before provision for income taxes                  4,185        1,451
Provision for income taxes                                1,737          508
                                                        -------      -------

     Net income                                         $ 2,448      $   943
                                                        =======      =======

Basic earnings per share                                $   .43      $   .17
                                                        =======      =======

Weighted average number of basic shares outstanding       5,739        5,645
                                                        =======      =======

Diluted earnings per share                              $   .40      $   .16
                                                        =======      =======

Weighted average number of diluted shares outstanding     6,144        5,927
                                                        =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                        Nine Months Ended
                                                           September 30,
                                                     ------------------------
                                                        2004         2003
                                                     -----------  -----------
Revenues:
   Staffing services                                   $ 91,197     $ 69,883
   Professional employer service fees                    51,796       16,189
                                                       --------     --------

                                                        142,993       86,072
                                                       --------     --------

Cost of revenues:
   Direct payroll costs                                  67,307       51,617
   Payroll taxes and benefits                            33,556       14,371
   Workers' compensation                                 15,774        6,029
                                                       --------     --------

                                                        116,637       72,017
                                                       --------     --------

     Gross margin                                        26,356       14,055

Selling, general and administrative expenses             17,637       11,926
Depreciation and amortization                               752          807
                                                       --------     --------

     Income from operations                               7,967        1,322
                                                       --------     --------

Other income (expense) :
   Interest expense                                         (77)        (233)
   Interest income                                          177           69
   Other, net                                                32           28
                                                       --------     --------

                                                            132         (136)
                                                       --------     --------

Income before provision for income taxes                  8,099        1,186
Provision for income taxes                                3,205          419
                                                       --------     --------

     Net income                                        $  4,894     $    767
                                                       ========     ========

Basic earnings per share                               $    .86     $    .13
                                                       ========     ========

Weighted average number of basic shares outstanding       5,720        5,700
                                                       ========     ========

Diluted earnings per share                             $    .80     $    .13
                                                       ========     ========

Weighted average number of diluted shares outstanding     6,140        5,805
                                                       ========     ========



The accompanying notes are an integral part of these consolidated financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)



                                                                    Nine Months Ended
                                                                      September 30,
                                                                   -------------------
                                                                      2004       2003
                                                                   --------    -------
Cash flows from operating activities:
   Net income                                                      $  4,894    $   767
   Reconciliations of net income to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                     752        807
      Gain on sales of marketable securities                             --        (48)
      Gain recognized on sale and leaseback                             (91)       (31)
      Deferred income taxes                                          (2,689)       784
   Changes in certain assets and liabilities:
     Income taxes receivable                                             --      1,923
     Trade accounts receivable, net                                 (12,056)    (7,092)
     Prepaid expenses and other                                        (285)      (709)
     Income taxes payable                                             2,853         --
     Accounts payable                                                  (297)       (53)
     Accrued payroll, payroll taxes and related benefits              9,948      8,036
     Other accrued liabilities                                          245         21
     Workers' compensation claims liabilities                         4,636     (2,170)
     Safety incentives liability                                      2,527        275
     Customer deposits and other assets, net                             83        586
     Other long-term liabilities                                        (45)      (770)
                                                                   --------    -------
     Net cash provided by operating activities                       10,475      2,326
                                                                   --------    -------

Cash flows from investing activities:
   Cash paid for acquisition, including other direct costs           (3,044)        --
   Proceeds from sale and leaseback of buildings                         --      2,338
   Purchase of marketable securities                                 (4,781)        --
   Purchase of equipment, net of amounts purchased in acquisition    (1,801)      (188)
   Proceeds from maturities of restricted marketable securities       1,463      4,361
   Proceeds from sales of restricted marketable securities               --      2,272
   Purchase of restricted marketable securities                      (1,591)    (6,362)
                                                                   --------    -------
     Net cash (used in) provided by investing activities             (9,754)     2,421
                                                                   --------    -------

Cash flows from financing activities:
   Proceeds from issuance of debt                                     1,475         --
   Proceeds from credit-line borrowings                                 148     38,750
   Payments on credit-line borrowings                                  (148)   (42,263)
   Payments on long-term debt                                          (137)      (434)
   Repurchase of common stock                                            --       (446)
   Proceeds from exercise of stock options                              165         --
                                                                   --------    -------
     Net cash provided by (used in) financing activities              1,503     (4,393)
                                                                   --------    -------
     Net increase in cash and cash equivalents                        2,224        354

Cash and cash equivalents, beginning of period                        7,785         96
                                                                   --------    -------
Cash and cash equivalents, end of period                           $ 10,009    $   450
                                                                   --------    -------

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

      Certain prior period amounts have been reclassified to conform with the current period presentation. Such reclassifications had no impact on operating results or stockholders' equity.


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

                         BARRETT BUSINESS SERVICES, INC.
             Notes to Consolidated Financial Statements (Continued)


Note 3 - Acquisition

      Effective January 1, 2004, the Company acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company with offices in Central Washington, Eastern Oregon and Southern Idaho. The acquisition provides the Company with the opportunity to geographically expand and diversify its business, particularly in the agricultural, food packing and processing industries. The Company paid $3,000,000 in cash for the assets of SRTC and the selling shareholders' noncompete agreements and agreed to issue up to 135,731 shares of its common stock ("Earnout Shares"), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004. The transaction resulted in $2,989,000 of goodwill (including $44,000 for acquisition-related costs), $40,000 of intangible assets and $15,000 of fixed assets. The Company's consolidated income statements for the three and nine-month periods ended September 30, 2004 includes SRTC's results of operations since January 1, 2004.


Note 4 - Basic and Diluted Earnings Per Share

      Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:




                                                     Three Months Ended      Nine Months Ended
                                                       September 30,           September 30,
                                                   ---------------------   ---------------------
                                                      2004        2003        2004        2003
                                                   ---------   ---------   ---------   ---------

Weighted average number of basic shares
   outstanding                                     5,738,702   5,644,946   5,719,290   5,700,366

Stock option plan shares to be issued at prices
   ranging from $1.45 to $17.75 per share            582,963     643,379     597,252     572,308

Less:   Assumed purchase at average market
        price during the period using proceeds
        received upon exercise of options and
        purchase of stock, and using tax
        benefits of compensation due to
        premature dispositions                      (177,643)   (360,995)   (176,461)   (467,292)
                                                   ---------   ---------   ---------   ---------

Weighted average number of diluted shares
   outstanding                                     6,144,022   5,927,330   6,140,081   5,805,382
                                                   =========   =========   =========   =========


                        BARRETT BUSINESS SERVICES, INC.
             Notes to Consolidated Financial Statements (Continued)

Note 5 - Stock Incentive Plans

      The Company's 2003 Stock Incentive Plan (the "2003 Plan"), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 400,000. No new grants of stock options may be made under the Company's 1993 Stock Incentive Plan (the "1993 Plan"). At September 30, 2004, there were option awards covering 376,423 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, will be carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans generally become exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant. The exercise price of incentive stock options must not be less than the fair market value of the Company's stock on the date of grant.

      The following table summarizes options activity in 2004:

                                                 Number
                                               of Options    Grant Prices
                                                 -------   ----------------
    Outstanding at December 31, 2003             585,459   $ 1.45 to $17.75

    Options granted                               51,597   $13.23 to $13.91
    Options exercised                            (47,737)  $ 2.80 to $ 5.91
    Options cancelled or expired                 (10,750)  $ 3.02 to $13.23
                                                 -------

    Outstanding at September 30, 2004            578,569   $ 1.45 to $17.75
                                                 =======

    Exercisable at September 30, 2004            211,406
                                                 =======

    Available for grant at September 30, 2004    218,070
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

                         BARRETT BUSINESS SERVICES, INC.
             Notes to Consolidated Financial Statements (Continued)

Note 6 - Stock Option Compensation (Continued)


                                               Three Months Ended   Nine Months Ended
                                                 September 30,        September 30,
                                               ------------------    -----------------
                                                2004        2003      2004      2003
                                               -------     ------    ------     ------
(in thousands, except per share amounts)

Net income, as reported                         $2,448     $  943    $4,894     $  767
Add back compensation expense recognized
   under APB No. 25                                 --         --        --         --
Deduct: Total stock-based  compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                         (56)       (47)     (154)      (125)
                                                ------     ------    ------     ------
Net income, pro forma                           $2,392     $  896    $4,740     $  642
                                                ======     ======    ======     ======
Basic income per share, as reported             $  .43     $  .17    $  .86     $  .13
Basic income per share, pro forma                  .42        .16       .83        .11
Diluted income per share, as reported              .40        .16       .80        .13
Diluted income per share, pro forma                .39        .15       .77        .11



      The effects of applying SFAS No. 123 for providing pro forma disclosures for the periods presented above are not likely to be representative of the effects on reported net income for future periods because options vest over several years and additional awards generally are made each year.


Note 7 - Stockholders' Equity

      On August 2, 2004, pursuant to the approval of a majority of the Company's independent directors, the Company's President and Chief Executive Officer, William W. Sherertz, paid in full certain obligations owed to the Company by tendering to the Company for cancellation and retirement 8,095 shares of common stock valued at $16.835 per share. This transaction discharged Mr. Sherertz's obligations to the Company totaling $136,274, including an employee loan in the amount of $107,000 reflected on the Company's balance sheet at December 31, 2003.

                         BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The  following   table  sets  forth  the  percentages  of  total  revenues
represented by selected items in the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003.


                                                Percentage of Total Revenues
                                          --------------------------------------
                                          Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                            --------------      --------------
                                             2004     2003       2004     2003
                                            -----    -----      -----    -----
Revenues:
   Staffing services                         65.2 %   76.9 %     63.8 %   81.2 %
   Professional employer service fees        34.8     23.1       36.2     18.8
                                            -----    -----      -----    -----

                                            100.0    100.0      100.0    100.0

                                            -----    -----      -----    -----

Cost of revenues:
   Direct payroll costs                      48.4     56.8       47.1     60.0
   Payroll taxes and benefits                20.8     17.8       23.5     16.7
   Workers' compensation                     11.1      7.5       11.0      7.0
                                            -----    -----      -----    -----

     Total cost of revenues                  80.3     82.1       81.6     83.7
                                            -----    -----      -----    -----

Gross margin                                 19.7     17.9       18.4     16.3

Selling, general and administrative expenses 11.7     12.8       12.3     13.8
Depreciation and amortization                 0.5      0.7        0.5      0.9
                                            -----    -----      -----    -----

Income from operations                        7.5      4.4        5.6      1.6

Other income (expense)                        0.2     (0.2)       0.1     (0.2)
                                            -----    -----      -----    -----

Pretax income                                 7.7      4.2        5.7      1.4

Provision for income taxes                    3.2      1.5        2.3      0.5
                                            -----    -----      -----    -----

     Net income                               4.5 %    2.7 %      3.4 %    0.9 %
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

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

                                      Unaudited               Unaudited
                                  Three Months Ended       Nine Months Ended
(in thousands)                      September 30,            September 30,
                                  -------------------     --------------------
                                    2004       2003         2004        2003
                                  --------   --------     --------    --------
Revenues:
   Staffing services              $ 35,673   $ 26,727     $ 91,197    $ 69,883
   Professional employer services  109,435     46,886      299,139      95,767
                                  --------   --------     --------    --------

     Total revenues                145,108     73,613      390,336     165,650
                                  --------   --------     --------    --------

Cost of revenues:
   Direct payroll costs            115,580     57,977      311,337     130,592
   Payroll taxes and benefits       11,376      6,181       33,555      14,371
   Workers' compensation             7,379      3,225       19,088       6,632
                                  --------   --------     --------    --------

     Total cost of revenues        134,335     67,383      363,980     151,595
                                  --------   --------     --------    --------

Gross margin                      $ 10,773   $  6,230     $ 26,356    $ 14,055
                                  ========   ========     ========    ========


      A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:


                                                       Unaudited
                                             Three Months Ended September 30,
                           ----------------------------------------------------------------
                              Gross Revenue                                Net Revenue
(in thousands)               Reporting Method      Reclassification      Reporting Method
                           -------------------   --------------------   -------------------
                             2004       2003        2004       2003       2004      2003
                           --------   --------   ---------- ---------   --------- ---------
Revenues:
   Staffing services       $ 35,673   $ 26,727    $     --   $     --   $ 35,673   $ 26,727
   Professional employer
     services               109,435     46,886     (90,429)   (38,840)    19,006      8,046
                           --------   --------    --------   --------   --------   --------
     Total revenues        $145,108   $ 73,613    $(90,429)  $(38,840)  $ 54,679   $ 34,773
                           ========   ========    ========   ========   ========   ========

Cost of revenues:          $134,335   $ 67,383    $(90,429)  $(38,840)  $ 43,906   $ 28,543
                           ========   ========    ========   ========   ========   ========


                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of perations (Continued)

Results of Operations (Continued)

                                                         Unaudited
                                              Nine Months Ended September 30,
                           -----------------------------------------------------------------
                             Gross Revenue                                   Net Revenue
(in thousands)              Reporting Method        Reclassification      Reporting Method
                           -------------------    --------------------   -------------------
                             2004      2003         2004       2003        2004       2003
                           --------   --------    ---------   --------   --------   --------
Revenues:
   Staffing services       $ 91,197   $ 69,883    $      --   $     --   $ 91,197   $ 69,883
   Professional employer
     services               299,139     95,767     (247,343)   (79,578)    51,796     16,189
                           --------   --------    ---------   --------   --------   --------
     Total revenues        $390,336   $165,650    $(247,343)  $(79,578)  $142,993   $ 86,072
                           ========   ========    =========   ========   ========   ========

Cost of revenues:          $363,980   $151,595    $(247,343)  $(79,578)  $116,637   $ 72,017
                           ========   ========    =========   ========   ========   ========



Three months ended September 30, 2004 and 2003

      Net income for the third quarter of 2004 amounted to $2,448,000, an improvement of $1,505,000 over net income of $943,000 for the third quarter of 2003. The improvement for the third quarter of 2004 was primarily due to higher gross margin dollars as a result of significant growth in professional employer ("PEO") services business, partially offset by higher selling, general and administrative expenses. The diluted earnings per share for the third quarter of 2004 was $.40 compared to $.16 for the comparable 2003 period. The Company's improved operating results continue to reflect, in part, the competitive advantage of offering a broad array of human resource management services through its PEO arrangements. This competitive advantage has enabled the Company to significantly increase its business opportunities in California. The Company expects this favorable trend to continue into the foreseeable future, particularly in California.

      Revenues for the third quarter of 2004 totaled $54.7 million, an increase of approximately $19.9 million or 57.2% over the $34.8 million for the third quarter of 2003. The increase in revenues primarily reflects significant growth in the Company's PEO service fee revenue, combined with an increase in staffing services revenue.

      PEO service fee revenue increased approximately $11.0 million or 136.2% primarily due to increased demand for the Company's broad array of competitively priced human resource management services that satisfy customers' needs. Management believes that the favorable trend in PEO revenues will continue for the foreseeable future.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2004 and 2003 (Continued)

      Staffing services revenue increased approximately $8.9 million or 33.5% over the comparable 2003 quarter primarily due to the Company's acquisition of SRTC effective January 1, 2004, as the Company's internal growth rate for staffing services revenue was flat compared to a year ago. Management expects demand for the Company's staffing services will continue to reflect overall economic conditions in its market areas.

      Gross margin for the third quarter of 2004 totaled approximately $10.8 million, which represented an increase of $4.5 million or 72.9% over the third quarter of 2003, primarily due to the 57.2% increase in revenues. The gross margin percent increased from 17.9% of revenues for the third quarter of 2003 to 19.7% for the third quarter of 2004. The increase in the gross margin percentage was due to lower direct payroll costs, offset in part by higher payroll taxes and benefits and higher workers' compensation expense, all expressed as a percent of revenues. The decline in direct payroll costs, as a percentage of revenues, from 56.8% for the third quarter of 2003 to 48.4% for the third quarter of 2004 reflects the shift in the relative mix of services to the Company's customer base and the effect of each customer's unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, from 17.8% for the third quarter of 2003 to 20.8% for the third quarter of 2004, was due in part to higher statutory state unemployment tax rates in various states in which the Company operates as compared to the third quarter of 2003, as well as to the effect of significant growth in PEO services.

      Workers' compensation expense for the third quarter of 2004 totaled $6.1 million, which compares to $2.6 million for the third quarter of 2003. The increase in workers' compensation expense was generally due to an increased provision for the future estimated costs of existing claims, as well as to the effect from increased business activity in California, where injury claims are more costly as compared to other states in which the Company operates.

      Selling, general and administrative ("SG&A") expenses for the third quarter of 2004 amounted to approximately $6.4 million, an increase of $1.9 million or 43.6% over the third quarter of 2003. The increase over the third quarter of 2003 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company's PEO business and, to a lesser extent, the incremental SG&A expenses associated with the SRTC acquisition. SG&A expenses, as a percent of revenues, declined from 12.8% in the third quarter of 2003 to 11.7% in the third quarter of 2004.


Nine months ended September 30, 2004 and 2003

      Net income for the nine months ended September 30, 2004 was $4,894,000, an improvement of $4,127,000 over net income of $767,000 for the first nine months of 2003. The improvement for the first nine months of 2004 was primarily due to increased gross margin dollars as a result of significant growth in PEO business, partially offset by higher SG&A expenses. The diluted earnings per share for the first nine months of 2004 was $.80 as compared to diluted earnings per share of $.13 for the same 2003 period. The Company's

                         BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Nine months ended September 30, 2004 and 2003 (Continued)

improved operating results for the first nine months of 2004 over the same 2003 period reflect, in part, the same competitive advantage generated from its ability to offer a broad array of human resource management services.

      Revenues for the nine months ended September 30, 2004 totaled $143.0 million, an increase of approximately $56.9 million or 66.1% over the $86.1 million for the first nine months of 2003. The increase in revenues primarily reflects significant growth in the Company's PEO service fee revenue, combined with an increase in staffing services revenue.

      PEO service fee revenue increased approximately $35.6 million or 219.9% primarily due to increased demand for the Company's broad array of competitively priced human resource management services that satisfy customers' needs.

      Staffing services revenue increased approximately $21.3 million or 30.5% primarily due to the Company's acquisition of SRTC effective January 1, 2004 and to improved economic conditions for such services in the majority of areas in which the Company operates. Operations of SRTC accounted for approximately $18.1 million or 85.0% of the increase.

      Gross margin for the nine months ended September 30, 2004 totaled approximately $26.4 million, which represented an increase of $12.3 million or 87.5% over the similar period of 2003, primarily due to the 66.1% increase in revenues. The gross margin percent increased to 18.4% of revenues for the first nine months of 2004, up from 16.3% for the similar period of 2003. The increase in the gross margin percentage was due to lower direct payroll costs, offset in part by higher payroll taxes and benefits and higher workers' compensation expense expressed as a percent of revenues. The decline in direct payroll costs, as a percentage of revenues, from 60.0% for the first nine months of 2003 to 47.1% for the first nine months of 2004 reflects the current mix between staffing and PEO services provided to the Company's customer base and the effect of the unique mark-up percent for each customer. The increase in payroll taxes and benefits, as a percentage of revenues, from 16.7% for the first nine months of 2003 to 23.5% for the first nine months of 2004, was due in part to higher statutory state unemployment tax rates in various states in which the Company operates as compared to the first nine months of 2003, as well as to the effect of significant growth in PEO services, for which payroll taxes and benefits represent a higher percentage of revenues.

      Workers' compensation expense for the nine months ended September 30, 2004 totaled $15.8 million, which compares to $6.0 million for the first nine months of 2003. The increase in workers' compensation expense was generally due to an increased provision for the future estimated costs of existing claims and to the effect from increased business activity in California, which has higher claim costs as compared to other states in which the Company operates.

                         BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Nine months ended September 30, 2004 and 2003 (Continued)

      SG&A expenses for the nine months ended September 30, 2004 amounted to approximately $17.6 million, an increase of $5.7 million or 47.9% over the first nine months of 2003. The increase over the first nine months of 2003 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company's PEO business and, to a lesser extent, the incremental SG&A expenses associated with the SRTC acquisition. SG&A expenses, as a percent of net revenues, declined from 13.8% in the first nine months of 2003 to 12.3% in the first nine months of 2004.

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

Liquidity and Capital Resources

      The Company's cash position of $10,009,000 at September 30, 2004, increased by $2,224,000 over December 31, 2003, which compares to an increase of $354,000 for the comparable period in 2003. The increase in cash at September 30, 2004, as compared to December 31, 2003, was primarily due to net income of $4,894,000 and increases in accrued payroll, payroll taxes and related benefits and increases in workers' compensation claim liabilities and safety incentives liabilities, offset in part by excess cash used to purchase marketable securities of $4,781,000 for investment purposes, cash used for the acquisition of SRTC of $3,044,000, and an increase in trade accounts receivable.

      Net cash provided by operating activities for the nine months ended September 30, 2004 amounted to $10,475,000, as compared to net cash provided by operating activities of $2,326,000 for the comparable 2003 period. For the nine months ended September 30, 2004, cash flow was provided by net income of $4,894,000, together with increases in accrued payroll

                         BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

and related benefits of $9,948,000 and increases in workers' compensation claims liabilities and safety incentives liabilities totaling $7,163,000, offset in part by an increase of $12,056,000 in trade accounts receivable.

      Net cash used in investing activities totaled $9,754,000 for the nine months ended September 30, 2004, compared to net cash provided by investing activities of $2,421,000 for the similar 2003 period. For the 2004 period, the principal uses of cash for investing activities were purchases of marketable securities for investment purposes of $4,781,000, the acquisition of SRTC and related costs totaling $3,044,000, purchases of equipment of $1,801,000 and $1,591,000 of net purchases of restricted marketable securities, offset in part by net proceeds totaling $1,463,000 from maturities of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers' compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

      Net cash provided by financing activities for the nine-month period ended September 30, 2004, was $1,503,000 compared to net cash used in financing activities of $4,393,000 for the similar 2003 period. For the 2004 period, the principal source of cash for financing activities was $1,475,000 of debt incurred in connection with the Company's purchase of an aircraft for use in management's travel to California to oversee its growth in business.

      The Company's business strategy continues to focus on growth through the expansion of operations at existing offices, together with the selective acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated. As disclosed in
Note 3 to the consolidated financial statements included in this report, the Company acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company headquartered in Central Washington state, effective January 1, 2004. As consideration for the acquisition, the Company paid $3,000,000 in cash and agreed to issue up to 135,731 shares of its common stock, with the actual number of shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar year 2004.

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

Liquidity and Capital Resources (Continued)

liabilities; (2) Tangible Net Worth not less than $8 million, determined at each fiscal quarter end, with "Tangible Net Worth" defined as the aggregate of total stockholders' equity plus subordinated debt less any intangible assets; (3) Total Liabilities divided by Tangible Net Worth not greater than 5.00 to 1.0, determined at each fiscal quarter end, with "Total Liabilities" defined as the aggregate of current liabilities and non-current liabilities, less subordinated debt and the deferred gain on the Company's sale and leaseback transaction, and with "Tangible Net Worth" as defined above; and (4) net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, and pre-tax profit not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end. The Company was in compliance with all covenants at September 30, 2004.

      Management expects that current liquid assets, the funds anticipated to be generated from operations, and credit available under the New Credit Agreement and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

Stock Repurchase Program

      During 1999, the Company's board of directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the board of directors has approved seven increases in the total number of shares or dollars authorized to be repurchased under the program. As of November 11, 2004, the repurchase program had remaining authorized availability of $443,800 for the repurchase of additional shares. The Company made no share repurchases during the first nine months of 2004. Since the inception of the repurchase program through November 11, 2004, the Company has repurchased 2,053,555 shares for an aggregate price of $9,187,200 and an average price of $4.47 per share. Management anticipates that the capital necessary to continue this program will be provided by existing cash balances, cash generated from operations and other available resources.

Inflation

      Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

Forward-Looking Information

      Statements in this report which are not historical in nature, including discussion of economic conditions in the Company's market areas and effect on revenue growth, the potential for and effect of recent and future acquisitions, the effect of changes in the Company's mix of services on gross margin, market conditions for workers' compensation coverage in California, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the effectiveness of the Company's management information systems, and the

                         BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of September 30, 2004, the Company had interest-bearing debt obligations of approximately $1.8 million, of which approximately $1.4 million bears interest at a variable rate and approximately $0.4 million at a fixed rate of interest. The variable rate debt is comprised of a $1.475 million note payable with a 10-year term, which bears interest at the three-month LIBOR rate plus 240 basis points. Based on the Company's overall interest exposure at September 30, 2004, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of September 30, 2004, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.


Item 4.  Controls and Procedures

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of September 30, 2004 were effective in providing a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                         BARRETT BUSINESS SERVICES, INC.

      There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.


                           Part II - Other Information


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         (e) The following table provides information about reacquisition of common stock by the Company during the quarter ended September 30, 2004.


                                                                   Authorized Availability
                                       Total Number of Shares      Remaining at Period End
  Total Number of      Average Price  Purchased as Part of        that May be Used Under the
Shares Reacquired (1)    per Share   Stock Repurchase Program      Stock Repurchase Program


     8,095                $16.84                 0                        $443,800



             (1) Shares reaquired by the Company during the quarter were tendered to the Company by the Company's President and Chief Executive Officer in full settlement of certain obligations owed to the Company. Shares were valued at the fair market value at the date shares were tendered for cancellation.

             (2) During 1999, the Company's board of directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the board of directors has approved seven increases in the total number of shares or dollars authorized to be repurchased under the program. Since the inception of the repurchase program through November 11, 2004, the Company has repurchased 2,053,555 shares for an aggregate price of $9,187,200 and an average price of $4.47 per share.


Item 6.  Exhibits

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

                                          BARRETT BUSINESS SERVICES, INC.
                                          (Registrant)






Date:  November 11, 2004                  /s/ Michael D. Mulholland
                                          ---------------------------------
                                          Michael D. Mulholland
                                          Vice President - Finance
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit


10.1  Summary of Compensatory Arrangement with William W. Sherertz.

31.1  Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2  Certification of the Chief Financial Officer under Rule 13a-14(a).

32    Certification pursuant to 18 U.S.C. Section 1350.