Form 10-K
period 2004-12-31
BARRETT BUSINESS SERVICES INC
filed 2005-03-30
CIK 902791

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

                   For the fiscal year ended December 31, 2004
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

                     Common Stock, Par Value $.01 Per Share

                                (Title of class)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

      Indicate by check mark whether the Registrant is an accelerated filer (as indicated by Exchange Act Rule 12b-2). Yes __ No X

      State  the   aggregate   market  value  of  the  common   equity  held  by
non-affiliates of the Registrant: $37,659,022 at June 30, 2004.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             Class                          Outstanding at February 28, 2005
             -----                          --------------------------------
Common Stock, Par Value $.01 Per Share              5,759,229 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.

                         BARRETT BUSINESS SERVICES, INC.
                         2004 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                        PART I                             Page
                                                                           ----
Item 1.    Business                                                           2

Item 2.    Properties                                                        11

Item 3.    Legal Proceedings                                                 11

Item 4.    Submission of Matters to a Vote of Security Holders               11

           Executive Officers of the Registrant                              12
                                     PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                 13

Item 6.    Selected Financial Data                                           14

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             15

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        25

Item 8.    Financial Statements and Supplementary Data                       25

Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure                                              25

Item 9A.   Controls and Procedures                                           25

Item 9B.   Other Information                                                 26
                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                26

Item 11.   Executive Compensation                                            26

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   26

Item 13.   Certain Relationships and Related Transactions                    27

Item 14.   Principal Accountant Fees and Services                            27
                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules                        28

Financial Statements                                                        F-1

Signatures

Exhibit Index

                                     PART I

Item 1.  BUSINESS

General
         Barrett Business Services, Inc. ("Barrett" or the "Company"), was incorporated in the state of Maryland in 1965. Barrett is a leading human resource management company. The Company offers a unique blended platform of human resource management services addressing the costs and complexities of a broad array of employment-related issues for businesses of all sizes. Employers are faced with increasing complexities in employment laws and regulations, employee benefits and administration, federal, state and local payroll tax compliance and mandatory workers' compensation coverage, as well as the recruitment and retention of quality employees. The Company believes that outsourcing the management of various employer and human resource responsibilities, which are typically considered non-core functions, enables organizations to focus on their core competencies, thereby improving operating efficiencies.

         Barrett's range of services and expertise in human resource management encompasses five major categories: payroll processing, employee benefits and administration, workers' compensation coverage, effective risk management and workplace safety programs, and human resource administration, which includes functions such as recruiting, interviewing, drug testing, hiring, placement, training and regulatory compliance. These services are typically provided through a variety of contractual arrangements, as part of either a traditional staffing service or a professional employer organization ("PEO") service. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing, and comprehensive on-site personnel management responsibilities. In a PEO arrangement, the Company enters into a contract to become a co-employer of the client company's existing workforce and assumes responsibility for some or all of the human resource management responsibilities. The Company's target PEO clients typically have limited resources available to effectively manage these matters. The Company believes that its ability to offer clients a broad mix of staffing and PEO services differentiates it from its competitors and benefits its clients through
(i) lower recruiting and personnel administration costs, (ii) decreases in payroll expenses due to lower workers' compensation and health insurance costs,
(iii) improvements in workplace safety and employee benefits, (iv) lower employee turnover and (v) reductions in management resources expended in employment-related regulatory compliance. For 2004, Barrett's staffing services revenues represented 63.4% of total net revenues, compared to 36.6% for PEO services revenues, as compared to 76.2% and 23.8%, respectively, for 2003.

         Barrett provides services to a diverse array of customers, including, among others, electronics manufacturers, various light-manufacturing industries, forest products and agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in numerous construction-related fields and various professional services firms. During 2004, the Company provided staffing services to approximately 2,700 customers, compared to a similar number in 2003. Although a majority of the Company's staffing customers are small to mid-sized businesses, during 2004 approximately 55 of the Company's customers each utilized Barrett employees in a number ranging from at least 200 employees to as many as 2,050 employees through various staffing services arrangements. In addition, Barrett had approximately 600 PEO clients at December 31, 2004, compared to 500 at December 31, 2003 and Barrett employed approximately 15,500 and 11,800 employees pursuant to PEO contracts at December 31, 2004 and 2003, respectively. The increase in the number of PEO customers during 2004 was primarily due to PEO growth in California attributable to the business opportunities available to the Company as a qualified self-insured employer for workers' compensation coverage resulting from adverse market conditions for workers' compensation insurance in the state.

         The Company operates through a network of 30 branch offices in Washington, Oregon, Idaho, California, Arizona, Maryland, Delaware and North Carolina. Barrett also has several smaller recruiting offices in its general market areas under the direction of a branch office.

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

         Effective January 1, 2004, the Company acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company with nine offices in Central Washington, Eastern Oregon and Southern Idaho. The Company paid $3,000,000 in cash for the assets of SRTC and the selling shareholders' noncompete agreements and agreed to issue up to 135,731 shares of its common stock ("Earnout Shares"), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004. Certain contingencies remain unresolved precluding a final calculation of the Earnout Shares. However, the Company has recorded an estimated total Earnout Shares of 52,800 with a value of $778,000 on its consolidated balance sheet as of December 31, 2004.

The Company's Services
         Overview of Services. Barrett's services are typically provided through a variety of contractual arrangements, as part of either a traditional staffing service or a PEO service. These contractual arrangements also provide a continuum of human resource management services. While some services are more frequently associated with Barrett's co-employer arrangements, the Company's expertise in such areas as safety services and personnel-related regulatory compliance may also be utilized by its staffing services customers through the Company's human resource management services. The Company's range of services and expertise in human resource management encompasses five major categories:

         o Payroll Processing. For both the Company's staffing services and PEO employees, the Company performs all functions associated with payroll administration, including preparing and delivering paychecks, computing tax withholding and payroll deductions and remitting such withholding and deductions to various parties, handling garnishments, computing vacation and sick pay, and preparing W-2 forms and accounting reports through centralized operations at its headquarters in Portland, Oregon.

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

         o Safety Services. Barrett offers safety services to both its staffing services and PEO customers in keeping with its corporate philosophy of "making the workplace safer." The Company has at least one risk manager available at each branch office to perform workplace safety assessments for each of its customers and to recommend actions to achieve safer operations. All risk managers report directly to the Company's CEO. Each risk manager has the authority to cancel the business relationship with any customer. The Company's services include safety training and safety manuals for both workers and supervisors, job-site visits and meetings, improvements in workplace procedures and equipment to further reduce the risk of injury, compliance with OSHA requirements, environmental regulations, workplace regulation by the U.S. Department of Labor and state agencies and accident investigations. As discussed under "Self-Insured Workers' Compensation Program" below, the Company also pays safety incentives to its customers who achieve improvements in workplace safety.

         o Workers' Compensation Coverage. Beginning in 1987, the Company obtained self-insured employer status for workers' compensation coverage in Oregon and is currently a qualified self-insured employer in many of the states in which it operates, including California beginning in March 1995. Through its third-party administrators, Barrett provides claims management services for its PEO customers. As discussed under "Self-Insured Workers' Compensation Program" below, the Company works aggressively at managing job injury claims, including identifying fraudulent claims and utilizing its staffing services to return workers to active employment earlier. As a result of its efforts to manage workers' compensation costs, the Company is often able to reduce its clients' overall expenses arising out of job-related injuries and insurance.

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

         The Company's staffing services customers operate in a broad range of businesses, including forest products and agriculture-based companies, electronic manufacturers, transportation and shipping companies, food processors, professional firms and construction contractors. Such customers range in size from small local firms to companies with international operations, which use Barrett's services on a domestic basis. None of the Company's staffing services customers individually accounted for more than 4% of its total 2004 revenues.

         In 2004, the light industrial sector generated approximately 82% of the Company's staffing services revenues, while clerical office staff accounted for 14% of such revenues and technical personnel represented the balance of 4%. Light industrial workers in the Company's employ perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers of electronic parts.

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

         The Company began offering PEO services to Oregon customers in 1990 and subsequently expanded these services to other states. The Company has entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses with up to several hundred employees. None of the Company's PEO clients individually accounted for more than 4% of its total annual revenues during 2004.

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

         Elements of Self-Insurance Costs. The costs associated with the Company's self-insured workers' compensation program include case reserves for reported claims, an additional expense provision for potential future increases in the cost of open injury claims (known as "adverse loss development") and for claims incurred in prior periods but not reported (referred to as "IBNR"), fees payable to the Company's TPAs, additional claims administration expenses, administrative fees payable to state and federal workers' compensation regulatory agencies, premiums for excess workers' compensation insurance and legal fees. Although not directly related to the size of the Company's payroll, the number of claims and correlative loss payments may be expected to increase with growth in the total number of employees. The state assessments are typically based on payroll amounts and, to a limited extent, the amount of permanent disability awards during the previous year. Excess insurance premiums are also based in part on the size and risk profile of the Company's payroll and loss experience.

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

         As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates, and as other data becomes available, these estimates are revised, which may result in increases  or  decreases  in  existing  case  reserves.  Barrett  has  engaged a nationally-recognized, independent actuary to review annually the Company's total workers' compensation claims liability and reserving practices. Based in part on such review, the Company believes its total accrued workers' compensation claims liabilities at December 31, 2004, are adequate. It is possible, however, that the Company's actual future workers' compensation obligations may exceed the amount of its accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims, and the effect, if any, of claims incurred but not reported. Refer to Part II, Item 7, under the heading "Critical Accounting Policies".

         Failure to successfully manage the severity and frequency of workers' compensation injuries results in increased workers' compensation expense and has a negative effect, which may be substantial, on the Company's operating results and financial condition. Management maintains clear guidelines for its branch office managers, account managers, and risk managers directly tying their continued employment with the Company to their diligence in understanding and addressing the risks of accident or injury associated with the industries in which client companies operate and in monitoring the compliance by clients with workplace safety requirements. The Company has a policy of "zero tolerance" for avoidable workplace injuries. Each of the Company's risk managers has the authority to cancel any customer at any time based upon their assessment of the customer's safe-work practices and/or philosophies.

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

Employees and Employee Benefits
         At December 31, 2004, the Company had approximately 22,830 employees, including approximately 7,100 staffing services employees, approximately 15,500 PEO employees and approximately 230 managerial, sales and administrative employees. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. During 2004, approximately 3% of the Company's employees were covered by a collective bargaining agreement. Each of Barrett's managerial, sales and administrative employees has entered into a standard form of employment agreement which, among other provisions, contains covenants not to engage in certain activities in competition with the Company for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. Barrett believes its employee relations are good.

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

         As an employer, the Company is subject to all federal statutes and regulations governing its employer-employee relationships. Subject to the issues discussed below, the Company believes that its operations are in compliance in all material respects with applicable federal statutes and regulations.

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

         Although there are believed to be at least several hundred companies currently offering PEO services in the U.S., many of these potential competitors are located in states in which the Company presently does not operate. During 2004, approximately 88% and 11% of the Company's PEO service fee revenues were earned in California and Oregon, respectively.

         The Company may face additional PEO competition in the future from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. Certain PEO companies which periodically compete with Barrett in the same markets have greater financial and marketing resources than the Company, such as

Administaff, Inc., Gevity HR, Inc. and Paychex, Inc., among others. Competition in the PEO industry is based largely on price, although service and quality can also provide competitive advantages. Barrett believes that its past growth in PEO service fee revenues is attributable to its ability to provide small and mid-sized companies with the opportunity to reduce its workers' compensation costs and to provide enhanced benefits to their employees while reducing their overall personnel administration costs. The Company's competitive advantage may be adversely affected by a substantial increase in the costs of maintaining its self-insured workers' compensation program, or changes in the regulatory environment, particularly in California. A general market decrease in the level of workers' compensation insurance premiums may also decrease demand for PEO services.


Item 2.  PROPERTIES

         The Company provides staffing and PEO services through all 30 of its branch offices. The following table shows the number of branch offices located in each state in which the Company operates. The Company's California and Oregon offices accounted for 51% and 21%, respectively, of its total revenues in 2004. The Company also leases office space in other locations in its market areas which it uses to recruit and place employees.

                      Number of
                       Branch
      State            Offices
------------------   -----------

Arizona                  1
California              12
Idaho                    1
Oregon                   8
Washington               4
Maryland                 2
Delaware                 1
North Carolina           1

         Barrett leases office space for its corporate and branch offices. At December 31, 2004, such leases had expiration dates ranging from less than one year to nine years, with total minimum payments through 2012 of approximately $5,106,000.


Item 3.  LEGAL PROCEEDINGS

         There were no material legal proceedings pending against the Company at December 31, 2004, or during the period beginning with that date through March 29, 2005.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table identifies, as of February 28, 2005, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

                                                                         Officer
Name                  Age Principal Positions and Business Experience     Since
--------------------------------------------------------------------------------

William W. Sherertz   59  President; Chief Executive Officer; Director      1980


Michael D. Mulholland 53  Vice President-Finance and Secretary; Chief       1994
                          Financial Officer

Gregory R. Vaughn     49  Vice President                                    1998

James D. Miller       41  Controller and Assistant Secretary; Principal     1994
                          Accounting Officer

--------------------------------------------------------------------------------

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

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's common stock (the "Common Stock") trades on The Nasdaq Stock Market's National Market(TM) tier under the symbol "BBSI." At February 28, 2005, there were 57 stockholders of record and approximately 780 beneficial owners of the Common Stock. The Company has not declared or paid any cash dividends since the closing of its initial public offering of Common Stock on June 18, 1993, and has no present plan to pay any cash dividends in the foreseeable future. The following table presents the high and low sales prices of the Common Stock for each quarterly period during the last two fiscal years, as reported by The Nasdaq Stock Market:


                                  High         Low
                                -------     -------
2003
   First Quarter                $  3.75     $  2.31
   Second Quarter                  3.65        2.64
   Third Quarter                   7.41        3.00
   Fourth Quarter                 15.13        7.00

2004
   First Quarter                $ 17.76     $ 11.49
   Second Quarter                 15.21       12.26
   Third Quarter                  17.69       12.99
   Fourth Quarter                 16.50       13.25


         The Company did not purchase any shares of its Common Stock during the fourth quarter of 2004. Please refer to the discussion under the heading "Liquidity and Capital Resources" under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of this report, for a discussion of the Company's stock repurchase program.

Item 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Company's financial statements and the accompanying notes listed in
Item 15 of this Report.


                                                              Year Ended December 31,
                                                2004       2003      2002       2001      2000
                                              --------   --------  --------   --------  --------
                                                       (In thousands, except per share data)
Statement of operations:
   Revenues:
     Staffing services                        $123,514   $ 93,544  $ 96,750   $123,110  $188,500
     Professional employer service fees         71,447     29,177    12,558     16,281    22,128
                                               -------   --------  --------   --------  --------
      Total                                    194,961    122,721   109,308    139,391   210,628
                                              --------   --------  --------   --------  --------
   Cost of revenues:
     Direct payroll costs                       91,190     69,099    71,515     90,750   139,177
     Payroll taxes and benefits                 45,544     22,916    14,062     17,635    27,007
     Workers' compensation                      21,557      9,709     8,766     12,971    12,639
                                              --------   --------  --------   --------  --------
      Total                                    158,291    101,724    94,343    121,356   178,823
                                              --------   --------  --------   --------  --------
   Gross margin                                 36,670     20,997    14,965     18,035    31,805
   Selling, general and administrative
     expenses                                   23,844     16,810    16,008     18,737    24,583
   Depreciation and amortization                 1,008      1,058     1,162      3,277     3,192
                                              --------   --------  --------   --------  --------
   Income (loss) from operations                11,818      3,129    (2,205)    (3,979)    4,030
                                              --------   --------  --------   --------  --------
   Other (expense) income:
     Interest expense                             (101)      (268)     (278)      (359)     (830)
     Interest income                               343         82       217        297       341
     Other, net                                    190         32        21         45         6
                                              --------   --------  --------   --------  --------
      Total                                        432       (154)      (40)       (17)     (483)
                                              --------   --------  --------   --------  --------
   Income (loss) before income taxes            12,250      2,975    (2,245)    (3,996)    3,547
   Provision for (benefit from) income taxes     4,879        890      (892)    (1,574)    1,446
                                              --------   --------  --------   --------  --------
      Net income (loss)                       $  7,371   $  2,085  $ (1,353)  $ (2,422) $  2,101
                                              ========   ========  ========   ========  ========
   Basic earnings (loss) per share            $   1.29   $    .36  $   (.23)  $   (.39) $    .29
                                              ========   ========  ========   ========  ========
   Weighted average number of basic
     shares outstanding                          5,725      5,690     5,804      6,193     7,237
                                              ========   ========  ========   ========  ========
   Diluted earnings (loss) per share          $   1.19   $    .35  $   (.23)  $   (.39) $    .29
                                              ========   ========  ========   ========  ========
   Weighted average number of diluted
     shares  outstanding                         6,193      5,876     5,804      6,193     7,277
                                              ========   ========  ========   ========  ========

Selected balance sheet data:
   Cash                                       $ 12,153   $  7,785  $     96   $  1,142  $    516
   Working capital                              17,151      8,470     2,235      2,658     3,731
   Total assets                                 79,985     58,834    50,825     52,787    61,062
   Long-term debt, net of current portion        1,441        400       488        922     2,283
   Stockholders' equity                         38,753     30,634    28,785     30,534    34,917



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

         The Company's Oregon and California offices accounted for approximately 72% of its total net revenues in 2004. Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company's financial results.

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

Critical Accounting Policies
         The Company has identified the following policies as critical to the Company's business and the understanding of its results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements included in Item 15 of this Annual Report on Form 10-K. Note that the preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Self-insured workers' compensation reserves. The Company is self-insured for workers' compensation coverage in a majority of its employee work sites. Accruals for workers' compensation expense are made based upon the Company's claims experience and an annual independent actuarial analysis, utilizing Company experience, as well as claim cost development trends and current workers' compensation industry loss information. As such, a majority of the Company's recorded expense for workers' compensation is management's best estimate. Management believes that the amount accrued is adequate to cover all known and unreported claims at December 31, 2004. However, if the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required, which could have a material negative effect on operating results.

         Allowance for doubtful accounts. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers' payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Intangible assets and goodwill. The Company assesses the recoverability of intangible assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management's current assessment of the carrying value of intangible assets and goodwill indicates there is no impairment. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Recent Accounting Pronouncements
         For a discussion of recent accounting pronouncements and their potential effect on the Company's results of operations and financial condition, refer to Note 1 in the Notes to the Financial Statements beginning at page F-11 of this Annual Report on Form 10-K.

Forward-Looking Information
         Statements in this Item or in Item 1 of this report which are not historical in nature, including discussion of economic conditions in the
Company's market areas and effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the effectiveness of the Company's management information systems, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, material deviations from expected future workers' compensation claims experience, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company's future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company's status as a qualified self-insured employer for workers' compensation coverage, and the availability of and costs associated with potential sources of financing. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations
         The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the years ended December 31, 2004, 2003 and 2002, included in Item 15 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company's financial statements included in Item 15 of this Report.

                                                Percentage of Total Net Revenues
                                                --------------------------------
                                                    Years Ended December 31,
                                                  ----------------------------
                                                  2004        2003       2002
                                                  -----       -----      -----
   Revenues:
     Staffing services                             63.4 %      76.2 %     88.5 %
     Professional employer service fees            36.6        23.8       11.5
                                                  -----       -----      -----
      Total                                       100.0       100.0      100.0
                                                  -----       -----      -----
   Cost of revenues:
     Direct payroll costs                          46.8        56.3       65.4
     Payroll taxes and benefits                    23.4        18.7       12.9
     Workers' compensation                         11.0         7.9        8.0
                                                  -----       -----      -----
      Total                                        81.2        82.9       86.3
                                                  -----       -----      -----
   Gross margin                                    18.8        17.1       13.7
   Selling, general and administrative expenses    12.2        13.7       14.6
   Depreciation and amortization                    0.5         0.9        1.1
                                                  -----       -----      -----
   Income (loss) from operations                    6.1         2.5       (2.0)
   Other (expense) income                           0.2        (0.1)         -
                                                  -----       -----      -----
   Pretax income (loss)                             6.3         2.4       (2.0)
   Provision for (benefit from) income taxes        2.5         0.7       (0.8)
                                                  -----       -----      -----
      Net income (loss)                             3.8 %       1.7 %     (1.2)%
                                                  =====       =====      =====


         The Company changed its reporting of PEO revenues from a gross basis to a net basis in 2002 because it was determined in accordance with the requirements of EITF 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent", that the Company was not the primary obligor for the services provided by employees pursuant to its PEO contracts. The gross revenues and cost of revenues information below, although not in accordance with generally accepted accounting principles ("GAAP"), is presented for comparison purposes and because management believes such information is more informative as to the level of the Company's business activity and useful in managing its operations.


                                      Year Ended
(in thousands)                        December 31,
                                  -------------------
                                   2004       2003
                                  --------   --------
Revenues:
   Staffing services              $123,514   $ 93,544
   Professional employer services  419,010    173,134
                                  --------   --------

     Total revenues                542,524    266,678
                                  --------   --------

Cost of revenues:
   Direct payroll costs            434,034    211,102
   Payroll taxes and benefits       45,544     22,916
   Workers' compensation            26,276     11,663
                                  --------   --------

     Total cost of revenues        505,854    245,681
                                  --------   --------

Gross margin                      $ 36,670   $ 20,997
                                  ========   ========

         A reconciliation of non-GAAP gross revenues to net revenues is as follows for the years ended December 31, 2004 and 2003 (in thousands):

                             Gross Revenue                                  Net Revenue
                            Reporting Method      Reclassification        Reporting Method
                           ------------------   ---------------------   -------------------
                             2004      2003       2004         2003       2004       2003
                           --------  --------   ---------   ---------   --------   --------
Revenues:
   Staffing services       $123,514  $ 93,544   $      --   $      --   $123,514   $ 93,544
   Professional employer
     services               419,010   173,134    (347,563)   (143,957)    71,447     29,177
                           -------- ---------   ---------   ---------   --------   --------
     Total revenues        $542,524  $266,678   $(347,563)  $(143,957)  $194,961   $122,721
                           ========  ========   =========   =========   ========   ========

Cost of revenues:          $505,854  $245,681   $(347,563)  $(143,957)  $158,291   $101,724
                           ========  ========   =========   =========   ========   ========



Years Ended December 31, 2004 and 2003

         Net income for the year ended December 31, 2004 was $7,371,000, an improvement of $5,286,000 over the net income of $2,085,000 for 2003. The improvement in the net income was primarily attributable to higher gross margin dollars as a result of significant growth in professional employer ("PEO") services business, offset in part by an increase in selling, general and administrative ("SG&A") expenses to support the increase in business activity. Basic income per share for 2004 was $1.29 and diluted income per share for 2004 was $1.19 as compared to basic and diluted income per share of $.36 and $.35, respectively, for 2003. The Company's improved operating results continue to reflect, in part, the competitive advantage of offering a broad array of human resource management services through its PEO arrangements. This competitive advantage has enabled the Company to significantly increase its business opportunities in California. The Company expects this favorable trend to continue into the foreseeable future, particularly in California.

         Revenues for 2004 totaled $194,961,000, an increase of approximately $72,240,000 or 58.9% over 2003 revenues of $122,721,000. The increase in total revenues was due primarily to the significant growth in the Company's PEO service fee revenue in California, combined with an increase in staffing service revenue.

         PEO service fee revenue increased $42,270,000 or 144.9%, while staffing services revenue increased $29,970,000 or 32.0%, which resulted in an increase in the share of PEO service fee revenue to 36.6% of total revenues for 2004, as compared to 23.8% for 2003. The increase in PEO service fee revenue for 2004 was primarily due to increased demand for the Company's broad array of competitively priced human resource management services that satisfy customers' needs. The increase in staffing services revenue for 2004 was primarily due to the Company's acquisition of Skills Resource Training Center ("SRTC"), a staffing services company with nine offices in Central Washington, Eastern Oregon and Southern Idaho, effective January 1, 2004. Operations of SRTC accounted for approximately $25,560,000 or 85.3% of the increase. Management expects demand for the Company's staffing services will continue to reflect overall economic conditions in its market areas. The share of staffing services revenues decreased to 63.4% of total revenues for 2004, as compared to 76.2% for 2003.

         Gross margin for 2004 totaled $36,670,000, which represented an increase of $15,673,000 or 74.6% over 2003. The gross margin percent increased from 17.1% of revenues for 2003 to 18.8% for 2004. The increase in the gross margin percentage was due to lower direct payroll costs, offset in part by higher payroll taxes and benefit costs and higher workers' compensation costs, as a percentage of net revenues. The decrease in direct payroll costs as a percentage of net revenues from 56.3% for 2003 to 46.8% for 2004 primarily reflects the shift in relative mix of services to the Company's customer base from staffing to PEO services and to the effect of each customer's unique mark-up percent. The increase in payroll taxes and benefits as a percentage of net revenues from 18.7% for 2003 to 23.4% for 2004 was primarily attributable to higher statutory state unemployment tax rates in various states in which the Company operates, as well as to the effect of significant growth in PEO services. Workers' compensation expense for 2004 totaled $21,557,000, which compares to $9,709,000 for 2003. The increase in workers' compensation expense was generally due to increased business activity, particularly in California where injury claims are more costly as compared to other states in which the Company operates, as well as to an increased provision for the future estimated costs of existing claims. The Company expects gross margin, as a percentage of net revenues, to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment, as well as the adequacy of its estimates for workers' compensation liabilities, which may be negatively affected by unanticipated adverse loss development of claims reserves.

         In connection with the Company's self-insured workers' compensation program, the Company has maintained an excess workers' compensation policy which limits the financial effect of costly workers' compensation claims. For the calendar year 2002, such policies included a self-insured retention or deductible of $750,000 per occurrence. Effective January 1, 2004, the self-insured retention or deductible increased to $1,000,000 per occurrence and remained as such for the January 1, 2005 renewal with the premium cost per $100 of payroll also remaining unchanged. Management believes that the Company obtained the most favorable terms and conditions available given current market conditions.

         SG&A expenses consist of compensation and other expenses incident to the operation of the Company's headquarters and the branch offices and the marketing of its services. SG&A expenses for 2004 amounted to $23,844,000, an increase of $7,034,000 or 41.8% over 2003. SG&A expenses, expressed as a percentage of net revenues, declined from 13.7% for 2003 to 12.2% for 2004. The increase in total SG&A dollars was primarily due to increases in branch management personnel and related expenses as a result of the growth in the Company's PEO business and, to a lesser extent, the incremental SG&A expenses associated with the SRTC acquisition.

         Depreciation and amortization totaled $1,008,000 for 2004, which compares to $1,058,000 for 2003. The depreciation and amortization expense level remained comparable to 2003 amounts due to the Company's current low level of capital expenditures.

         The Company's effective income tax rate for 2004 was 39.8%, as compared to 29.9% for 2003. The higher 2004 effective rate was primarily attributable to a higher federal tax rate as a result of higher taxable income, a higher weighted-average state tax rate due to increased taxable income in the state of California and a lower relative effect of tax credits due to higher taxable income.

         At December 31, 2004, the Company had net deferred income tax assets of $4,682,000 primarily reflecting temporary differences between taxable income for financial accounting and tax purposes, which will reduce taxable income in future years. Pursuant to generally accepted accounting principles, the Company is required to assess the realization of the deferred income tax assets as significant changes in circumstances may require adjustments during future periods. Although realization is not assured, management has concluded that it is more likely than not that the remaining net deferred income tax assets will be realized, principally based upon projected taxable income for the next two years. The amount of the net deferred income tax assets actually realized could vary, if there are differences in the timing or amount of future reversals of existing deferred income tax assets or changes in the actual amounts of future taxable income as compared to operating forecasts. If the Company's operating forecast is determined to no longer be reliable due to uncertain market conditions, the Company's long-term forecast may require reassessment. As a result, in the future, a valuation allowance may be required to be established for all or a portion of the net deferred income tax assets. Such a valuation allowance could have a significant effect on the Company's future results of operations and financial position.

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


Years Ended December 31, 2003 and 2002

         Net income for the year ended December 31, 2003 was $2,085,000, an improvement of $3,438,000 over the net loss of $1,353,000 for 2002. The improvement in the net income was primarily attributable to higher gross margin dollars, primarily due to a 12.3% increase in revenues, offset in part by an increase in SG&A expenses to support the increase in business activity. Basic income per share for 2003 was $.36 and diluted income per share for 2003 was $.35 as compared to basic and diluted loss per share of $.23 for 2002.

         Revenues for 2003 totaled $122,721,000, an increase of approximately $13,413,000 or 12.3% over 2002 revenues of $109,308,000. The increase in total revenues was due primarily to the significant growth in the Company's PEO service fee revenue in California, partially offset by a small decline in staffing service revenue.

         PEO service fee revenue increased $16,619,000 or 132.3%, while staffing services revenue decreased $3,206,000 or 3.3%, which resulted in an increase in the share of PEO service fee revenue to 23.8% of total revenues for 2003, as compared to 11.5% for 2002. The increase in PEO service fee revenue for 2003 was primarily due to strong growth in California attributable to business opportunities available to the Company as a qualified self-insured employer for workers' compensation coverage resulting from the adverse market conditions for workers' compensation insurance in the state. The decrease in staffing services revenue for 2003 was primarily attributable to weak demand for the Company's services in the majority of areas in which the Company does business owing to general weak economic conditions. The share of staffing services revenues had a corresponding decrease from 88.5% of total revenues for 2002 to 76.2% for 2003.

         Gross margin for 2003 totaled $20,997,000, which represented an increase of $6,032,000 or 40.3% over 2002. The gross margin percent increased from 13.7% of revenues for 2002 to 17.1% for 2003. The increase in the gross margin percentage was due to lower direct payroll costs and workers' compensation costs, offset in part by higher payroll taxes and benefit costs, as a percentage of net revenues. The decrease in direct payroll costs as a percentage of net revenues from 65.4% for 2002 to 56.3% for 2003 primarily reflects the shift in relative mix of services to the Company's customer base and to the effect of each customer's mark-up percent. The decrease in workers' compensation costs, as a percentage of net revenues, from 8.0% of revenues for 2002 to 7.9% for 2003, was principally due to a lessening of the increase in the adverse development of estimated future costs of workers' compensation claims primarily concentrated in the Company's California operations. The increase in payroll taxes and benefits as a percentage of net revenues from 12.9% for 2002 to 18.7% for 2003 was primarily attributable to higher state unemployment tax rates in various states in which the Company operates, as well as to the effect of significant growth in PEO services.

         SG&A expenses for 2003 amounted to $16,810,000, an increase of $802,000 or 5.0% over 2002. SG&A expenses, expressed as a percentage of net revenues, declined from 14.6% for 2002 to 13.7% for 2003. The increase in total SG&A dollars was primarily due to increases in branch management personnel and related expenses as a result of the growth in the Company's PEO business.

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


Liquidity and Capital Resources
         The Company's cash position at December 31, 2004 of $12,153,000 increased $4,368,000 over December 31, 2003. The increase in cash at December 31, 2004 was primarily generated from net income and increases in accrued payroll, payroll taxes and related benefits and increases in workers' compensation claim liabilities and safety incentives liabilities, offset in part by excess cash used to purchase marketable securities for investment purposes, cash used for the acquisition of SRTC and an increase in trade accounts receivable.

         Net cash provided by operating activities for 2004 amounted to $12,684,000, as compared to net cash provided by operating activities of $7,176,000 for 2003. For 2004, net cash provided by operating activities was primarily attributable to net income of $7,371,000 together with increases in accrued payroll and related benefits of $3,546,000 and increases in workers' compensation claims liabilities and safety incentives liabilities totaling $7,669,000, offset in part by an increase of $5,373,000 in trade accounts receivable. For 2003, net cash provided by operating activities was primarily attributable to net income of $2,085,000, a $1,923,000 decrease in income taxes receivable as a result of the receipt of the 2002 federal income tax refund and an increase in accrued payroll and related benefits of $8,984,000, offset in part by a net decrease of workers' compensation claims of $1,478,000, coupled with an increase of $7,124,000 in trade accounts receivable.

         Net cash used in investing activities totaled $9,970,000 for 2004, as compared to net cash provided by investing activities of $4,695,000 for 2003. For 2004, the principal uses of cash for investing activities were purchases of marketable securities for investment purposes of $4,957,000, the acquisition of SRTC and related costs totaling $3,044,000, purchases of equipment of $1,914,000 and $2,397,000 of net purchases of restricted marketable securities, offset in part by net proceeds totaling $2,342,000 from maturities of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers' compensation surety deposit purposes. For 2003, the principal source of cash provided by investing activities was from $2,338,000 of proceeds from the sale and leaseback of two office buildings and from net proceeds totaling $9,914,000 from maturities and sales of marketable securities, offset in part by $7,226,000 of net purchases of marketable securities. The Company presently has no material long-term commitments for capital expenditures, nor does it anticipate any in the foreseeable future.

         Net cash provided by financing activities for 2004 amounted to $1,654,000, which compares to net cash used in financing activities of $4,182,000 in 2003. For 2004, the principal source of cash for financing activities was $1,475,000 of debt incurred in connection with the Company's purchase of an aircraft for use in management's travel to California to oversee its business. For 2003, the principal use of cash for financing activities was for $3,513,000 of net payments made on the Company's revolving credit line, common stock repurchases totaling $446,000 pursuant to its repurchase program and scheduled payments on long-term debt of $433,000.

         The Company entered into a new Credit Agreement (the "Credit Agreement") with its principal bank on March 23, 2004, to be effective March 31, 2004. The Credit Agreement provides for a revolving credit facility of up to $6.0 million, which includes a subfeature under the line of credit for standby letters of credit for not more than $4.0 million. The interest rate on advances, if any, will be, at the Company's discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2005.

         The revolving credit facility is collateralized by the Company's assets, including, without limitation, its accounts receivable, equipment, intellectual property and bank deposits, and may be prepaid at any time without penalty. Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following financial covenants: (1) a Current Ratio not less than 1.10 to 1.0 with "Current Ratio" defined as total current assets divided by total current liabilities; (2) Tangible Net Worth not less than $8 million, determined at each fiscal quarter end, with "Tangible Net Worth" defined as the aggregate of total stockholders' equity plus subordinated debt less any intangible assets; (3) Total Liabilities divided by Tangible Net Worth not greater than 5.00 to 1.0, determined at each fiscal quarter end, with "Total Liabilities" defined as the aggregate of current liabilities and non-current liabilities, less subordinated debt and the deferred gain on the Company's sale and leaseback transaction, and with "Tangible Net Worth" as defined above; and (4) Net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, and pre-tax profit not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end.

         The Company had letters of credit outstanding at December 31, 2004 totaling approximately $2.5 million primarily in connection with various deposit requirements for its self-insured workers' compensation programs. As of December 31, 2004, the Company had approximately $3.5 million available under its $6.0 million credit facility and was in compliance with all loan covenants.

         Management expects that current liquid assets, the funds anticipated to be generated from operations, and credit available under the Credit Agreement and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

         During 1999, the Company's Board of Directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. Since inception, the Board of Directors has approved seven increases in the total number of shares or dollars authorized to be repurchased under the program. The stock repurchase program had $443,000 of remaining authorization for the repurchase of additional shares at December 31, 2004. During 2004, the Company made no repurchases of shares. Management anticipates that the capital necessary to complete this program would be provided by existing cash balances and other available resources.

Contractual Obligations
         The Company's contractual obligations as of December 31, 2004, including long-term debt, commitments for future payments under non-cancelable lease arrangements and long-term workers' compensation liabilities, are summarized below:


                                                          Payments Due by Period
                                              --------------------------------------------
   (in thousands)                                     Less than   1 - 3     4 - 5    After
                                               Total    1 year    years     years   5 years
                                              -------   ------   ------    ------   ------

   Long-term debt                             $ 1,789   $  348   $  644    $  296   $  501
   Operating leases                             5,106    1,812    2,268       456      570
   Long-term workers' compensation claims
     liabilities for catastrophic injuries        600       24       85        67      424
   Long-term workers' compensation
     liabilities for insured claims             4,371      213      639       426    3,093
                                              -------   ------   ------    ------   ------
   Total contractual cash obligations         $11,866   $2,397   $3,636    $1,245   $4,588
                                              =======   ======   ======    ======   ======

Inflation
         Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of December 31, 2004, the Company had interest-bearing debt obligations of approximately $1.8 million, of which approximately $1.4 million bears interest at a variable rate and approximately $0.4 million at a fixed rate of interest. The variable rate debt is comprised of a $1.475 million note payable, of which approximately $1.4 million remained outstanding as of December 31, 2004 with a 10-year term, which bears interest at the three-month LIBOR rate plus 240 basis points. Based on the Company's overall interest exposure at December 31, 2004, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of December 31, 2004, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.


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

Item 9B. OTHER INFORMATION

         On March 4, 2005, following approval by members of the Compensation Committee of the Company's Board of Directors, cash bonuses were paid to the Company's executive officers for 2004 pursuant to the Company's annual cash incentive bonus award program as follows: William W. Sherertz, $59,236; Michael
D. Mulholland, $48,410; and Gregory R. Vaughn, $40,444. Bonuses were calculated by multiplying the officer's actual salary paid during 2004 by the Company's return on equity for 2004 before factoring in the bonus payments.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item 10 concerning directors and executive officers of the Company appears under the heading "Executive Officers of the Registrant" on page 12 of this report or is incorporated into this report by reference to the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed within 120 days of the Company's fiscal year end of December 31, 2004 (the "Proxy Statement"), in which additional required information is included under the headings "Election of Directors," "Stock Ownership by Principal Stockholders and Management--Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics."

Audit Committee
         The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act known as the Audit and Compliance Committee. The members of the Audit and Compliance Committee are Thomas J. Carley, chairman, and James B. Hicks, Ph.D., and Anthony Meeker, each of whom is independent as that term is used in Nasdaq listing standards applicable to the Company.

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


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information required by this Item 14 concerning fees paid to our accountants is incorporated into this report by reference to the Proxy Statement, in which required information is set forth under the heading "Matters Relating to Our Independent Registered Public Accounting Firm."

                                     PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules
The   Financial    Statements,    together   with   the   report    thereon   of
PricewaterhouseCoopers LLP, are included on the pages indicated below:

                                                                            Page
   Report of Independent Registered Public Accounting Firm                   F-1

   Balance Sheets - December 31, 2004 and 2003                               F-2

   Statements of Operations for the Years Ended December 31, 2004, 2003      F-3
     and 2002

   Statements of Stockholders' Equity for the Years Ended December 31,
     2004, 2003 and 2002                                                     F-4

   Statements of Cash Flows for the Years Ended December 31, 2004, 2003      F-5
     and 2002

   Notes to Financial Statements                                             F-6

No schedules are required to be filed herewith.

Exhibits
Exhibits are listed in the Exhibit Index that follows the signature page of this report.

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Barrett Business Services, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Barrett Business Services, Inc. and its subsidiary (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
Portland, Oregon
March 9, 2005

Barrett Business Services, Inc.
Consolidated Balance Sheets
December 31, 2004 and 2003
(In Thousands, Except Par Value)



                                                                               2004      2003
                                                                             -------   -------
 ASSETS
Current assets:
   Cash and cash equivalents                                                 $12,153    $7,785
   Marketable securities                                                       4,630        --
   Trade accounts receivable, net                                             23,840    18,481
   Prepaid expenses and other                                                  1,364       958
   Deferred income taxes                                                       4,100     2,196
   Workers' compensation receivables for insured claims                          213       393
                                                                             -------   -------
     Total current assets                                                     46,300    29,813

Goodwill, net                                                                 22,516    18,749
Intangibles, net                                                                  25        13
Property and equipment, net                                                    4,301     3,367
Restricted marketable securities and workers' compensation deposits            1,702     1,647
Deferred income taxes                                                            582     1,041
Other assets                                                                     401       436
Workers' compensation receivables for insured claims                           4,158     3,768
                                                                             -------   -------

                                                                             $79,985   $58,834
                                                                             =======   =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                         $   348   $    88
   Accounts payable                                                              994       727
   Accrued payroll, payroll taxes and related benefits                        17,427    13,881
   Workers' compensation claims liabilities                                    4,946     3,886
   Workers' compensation claims liabilities for insured claims                   213       393
   Safety incentives liability                                                 4,807     2,007
   Other accrued liabilities                                                     414       361
                                                                             -------   -------

     Total current liabilities                                                29,149    21,343

Long-term debt, net of current portion                                         1,441       400
Customer deposits                                                                608       455
Long-term workers' compensation claims liabilities                             4,840     1,031
Long-term workers' compensation claims liabilities for insured claims          4,158     3,768
Other long-term liabilities                                                       --        45
Deferred gain on sale and leaseback                                            1,036     1,158

Commitments and contingencies (Notes 11 and 17)

Stockholders' equity:
   Common stock, $.01 par value; 20,500 shares authorized, 5,741 and 5,701
     shares issued and outstanding                                                63        62
   Additional paid-in capital                                                  3,897     2,903
   Employee loan                                                                  --      (107)
   Other comprehensive loss                                                     (354)       --
   Retained earnings                                                          35,147    27,776
                                                                             -------   -------

                                                                              38,753    30,634
                                                                             -------   -------

                                                                             $79,985   $58,834
                                                                             =======   =======



   The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

                                                         2004       2003       2002
                                                       --------   --------   --------
Revenues:
   Staffing services                                   $123,514   $ 93,544   $ 96,750
   Professional employer service fees                    71,447     29,177     12,558
                                                       --------   --------   --------

                                                        194,961    122,721    109,308
                                                       --------   --------   --------

Cost of revenues:
   Direct payroll costs                                  91,190     69,099     71,515
   Payroll taxes and benefits                            45,544     22,916     14,062
   Workers' compensation                                 21,557      9,709      8,766
                                                       --------   --------   --------

                                                        158,291    101,724     94,343
                                                       --------   --------   --------

     Gross margin                                        36,670     20,997     14,965

Selling, general and administrative expenses             23,844     16,810     16,008
Depreciation and amortization                             1,008      1,058      1,162
                                                       --------   --------   --------

     Income (loss) from operations                       11,818      3,129     (2,205)
                                                       --------   --------   --------

Other income (expense):
   Interest expense                                        (101)      (268)      (278)
   Interest income                                          343         82        217
   Other, net                                               190         32         21
                                                       --------   --------   --------

                                                            432       (154)       (40)
                                                       --------   --------   --------

     Income (loss) before income taxes                   12,250      2,975     (2,245)

Provision for (benefit from) income taxes                 4,879        890       (892)
                                                       --------   --------   --------

     Net income (loss)                                 $  7,371   $  2,085   $ (1,353)
                                                       ========   ========   ========
Basic earnings (loss) per share                        $   1.29   $    .36   $   (.23)
                                                       ========   ========   ========
Weighted average number of basic shares outstanding       5,725      5,690      5,804
                                                       ========   ========   ========
Diluted earnings (loss) per share                      $   1.19   $    .35   $   (.23)
                                                       ========   ========   ========
Weighted average number of diluted shares outstanding     6,193      5,876      5,804
                                                       ========   ========   ========



   The accompanying notes are an integral part of these financial statements.
                                      F-3

Barrett Business Services, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2004, 2003 and 2002
(In Thousands)



                                        Common Stock   Additional               Other
                                      ---------------   Paid-in    Employee Comprehensive Retained
                                      Shares   Amount   Capital      Loan        Loss     Earnings   Total
                                      ------   ------   -------     -----       -----     --------   -------

Balance, December 31, 2001             5,847   $   58   $ 3,461  $   (29)     $   --      $27,044   $30,534

Common stock issued on
   exercise of options                     5       --        14       --          --           --        14
Repurchase of common stock              (101)      (1)     (385)      --          --           --      (386)
Payment to shareholder                    --       --       (28)      --          --           --       (28)
Purchase of option rights                 --       --       (31)      --          --           --       (31)
Reclassification of accrued stock
   option compensation to equity          --       --       113       --          --           --       113
Employee loan                             --       --        --      (78)         --           --       (78)
Net loss                                  --       --        --       --          --       (1,353)   (1,353)
                                       -----     ----    ------    -----        ----      -------   -------

Balance, December 31, 2002             5,751       57     3,144     (107)         --       25,691    28,785

Common stock issued on
   exercise of options                    63        6        67       --          --           --        73
Repurchase of common stock              (113)      (1)     (445)      --          --           --      (446)
Tax benefit of stock option
   exercises                              --       --       137       --          --           --       137
Net income                                --       --        --       --          --        2,085     2,085
                                       -----     ----    ------    -----        ----      -------   -------

Balance, December 31, 2003             5,701       62     2,903     (107)         --       27,776    30,634

Common stock issued for
   acquisition                                              778                                         778
Common stock issued on
   exercise of options                    48        1       165       --          --           --       166
Repayment of employee loan                (8)      --      (136)     107          --           --       (29)
Tax benefit of stock option
   exercises                              --       --       187       --          --           --       187
Unrealized holding losses on
   marketable securities, net of tax      --       --        --       --        (354)          --      (354)
Net income                                --       --        --       --          --        7,371     7,371
                                       -----     ----    ------    -----        ----      -------   -------

Balance, December 31, 2004             5,741     $ 63    $3,897    $  --       $(354)     $35,147   $38,753
                                       =====     ====    ======    =====       =====      =======   =======


  The accompanying notes are an integral part of these financial statements.
                                      F-4

Barrett Business Services, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(In Thousands)


                                                                             2004     2003     2002
                                                                            -------  -------  -------
Cash flows from operating activities:
   Net income (loss)                                                        $ 7,371  $ 2,085  $(1,353)
   Reconciliations of net income (loss) to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                            1,008    1,058    1,162
     Gains recognized on marketable securities                                 (158)     (49)     (24)
     Purchase of marketable securities                                         (139)      --       --
     Proceeds from sales of marketable securities                               104       --       --
     Gain recognized on sale and leaseback                                     (122)     (61)      --
     Deferred income taxes                                                   (1,279)     319    1,553
     Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
        Trade accounts receivable, net                                       (5,373)  (7,124)   2,403
        Income taxes receivable                                                  --    1,923   (1,923)
        Prepaid expenses and other                                             (406)      82      (18)
        Accounts payable                                                        267     (107)     148
        Accrued payroll, payroll taxes and related benefits                   3,546    8,984     (155)
        Other accrued liabilities                                                53       56      (84)
        Workers' compensation claims liabilities                              4,869   (1,478)  (2,475)
        Safety incentives liability                                           2,800    1,601       26
        Customer deposits and other assets, net                                 188      639        5
        Other long-term liabilities                                             (45)    (752)    (171)
                                                                            -------  -------  -------

     Net cash provided by (used in) operating activities                     12,684    7,176     (906)
                                                                            -------  -------  -------

Cash flows from investing activities:
   Proceeds from sale and leaseback of buildings                                 --    2,338       --
   Cash paid for acquisition, including other direct costs                   (3,044)      --       --
   Purchase of marketable securities                                         (4,957)      --       --
   Purchase of equipment, net of amounts purchased in aquisitions            (1,914)    (331)    (175)
   Proceeds from maturities of restricted marketable securities               2,342    7,642    3,472
   Proceeds from sales of restricted marketable securities                       --    2,272      807
   Purchase of restricted marketable securities                              (2,397)  (7,226)  (3,116)
                                                                            -------  -------  -------

     Net cash (used in) provided by investing activities                     (9,970)   4,695      988
                                                                            -------  -------  -------

Cash flows from financing activities:
   Proceeds from issuance of debt                                             1,475       --       --
   Proceeds from credit-line borrowings                                         148   46,042   48,629
   Payments on credit-line borrowings                                          (148) (49,555) (48,540)
   Payments on long-term debt                                                  (174)    (433)    (708)
   Payment to shareholder                                                        --       --      (28)
   Purchase of option rights                                                     --       --      (31)
   Loan to employee                                                              --       --      (78)
   Repurchase of common stock                                                    --     (446)    (386)
   Proceeds from the exercise of stock options                                  166       73       14
   Tax benefit of stock option exercises                                        187      137       --
                                                                            ------- -------- --------

     Net cash provided by (used in) financing activities                      1,654   (4,182)  (1,128)
                                                                            ------- -------- --------

     Net increase (decrease) in cash and cash equivalents                     4,368    7,689   (1,046)

Cash and cash equivalents, beginning of year                                  7,785       96    1,142
                                                                            -------  -------  -------

Cash and cash equivalents, end of year                                      $12,153  $ 7,785  $    96
                                                                            =======  =======  =======

Supplemental schedule of noncash investing activities: Acquisition of other businesses:
     Cost of acquisition in excess of fair market value of net assets
      acquired                                                              $ 3,807  $    --  $    --
     Tangible assets acquired                                                    15       --       --
     Less stock issued in connection with acquisition                          (778)      --       --
                                                                            -------  -------  -------
      Net cash paid for acquisition                                         $ 3,044  $    --  $    --
                                                                            =======  =======  =======


   The accompanying notes are an integral part of these financial statements.
                                       F-5

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements


1. Summary of Operations and Significant Accounting Policies

   Nature of operations
   Barrett Business Services, Inc. ("Barrett" or the "Company"), a Maryland corporation, is engaged in providing both staffing and professional employer services to a diversified group of customers through a network of branch offices throughout Washington, Oregon, California, Arizona, Maryland, Delaware and North Carolina. Approximately 72%, 78% and 74%, respectively, of the Company's revenues during 2004, 2003 and 2002 were attributable to its Oregon and California operations.

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

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)


1. Summary of Operations and Significant Accounting Policies (Continued)

   Marketable securities
   At December 31, 2004, marketable securities consisted of publicly-traded corporate stocks and bonds. The Company determines the appropriate classification pursuant to Statement of Financial Accounting Standard No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," of its marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 2004, the Company's investments in marketable securities were classified as trading and available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses for trading securities are reported in other income (expense) in the Company's consolidated statements of operations. Unrealized gains and losses for available-for-sale securities are reported as a component of other comprehensive income (loss) in stockholders' equity. Realized gains and losses on sales of marketable securities are included in other income (expense) on the Company's consolidated statements of operations.

   Allowance for doubtful accounts The Company had an allowance for doubtful accounts of $273,000 and $146,000 at December 31, 2004 and 2003,
   respectively. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions and changes in customers' payment trends when evaluating the adequacy of the allowance for doubtful accounts.

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

   Restricted marketable securities
   At December 31, 2004 and 2003, restricted marketable securities consisted primarily of governmental debt instruments with maturities generally from 90 days to 20 years (see Note 7). At December 31, 2004 and 2003, the approximate fair value of restricted marketable securities equaled their approximate amortized cost. Restricted marketable securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of restricted marketable securities are included in other income (expense) on the Company's consolidated statements of operations. During the year ended December 31, 2003, the Company sold certain restricted marketable securities due to a decrease in the statutory surety requirements established by the State of Oregon Workers' Compensation Division.

   Intangibles
   In July 2001,  the  Financial  Accounting  Standards  Board  ("FASB")  issued
   Statement of Financial Accounting Standard No. (SFAS) 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The Company's adoption date for SFAS 141 was July 1, 2001 and the adoption date for SFAS 142 was January 1, 2002. With respect to

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

1. Summary of Operations and Significant Accounting Policies (Continued)

   Intangibles (Continued)
   SFAS 142, the Company performed a goodwill impairment test as of the adoption date and at December 31, 2002, 2003 and 2004 and has determined there was no impairment to its recorded goodwill. The Company will perform a goodwill impairment test annually during the fourth quarter and whenever events or circumstances occur indicating that goodwill might be impaired. Effective January 1, 2002, amortization of all goodwill ceased. The Company's intangible assets are comprised of covenants not to compete arising from acquisitions and have contractual lives principally ranging from three to five years.

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

   Comprehensive income (loss)
   Comprehensive  income  (loss)  includes all changes in equity during a period except those that resulted from investments by or distributions to a company's stockholders. Comprehensive income (loss) totaled $7,017,000, $2,085,000 and $(1,353,000) for the years ended December 31, 2004, 2003 and
   2002, respectively. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Barrett's other comprehensive income (loss) is comprised of unrealized holding gains and losses on its publicly traded marketable securities, net of realized gains included in net income.

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

1. Summary of Operations and Significant Accounting Policies (Continued)

   Statements of cash flows
   Interest paid during 2004, 2003 and 2002 did not materially differ from interest expense. Income taxes paid by the Company in 2004 and 2003 totaled $6,541,000 and $567,000, respectively. The Company paid no income taxes in 2002.

   Basic and diluted earnings per share
   Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:


                                                                          Year Ended
                                                                         December 31,
                                                               -------------------------------
                                                                 2004       2003       2002
                                                               ---------  ---------  ---------

Weighted average number of basic shares outstanding            5,724,607  5,690,261  5,804,231

Acquisition earnout shares                                        52,800         --         --

Stock option plan shares to be issued at prices ranging from
   $1.45 to $17.75 per share                                     592,449    586,674         --

Less:   Assumed purchase at average market price during the
        period using proceeds received upon exercise of
        options and purchase of stock, and using tax benefits
        of compensation due to premature dispositions           (177,344)  (400,808)        --
                                                               ---------  ---------  ---------

Weighted average number of diluted shares outstanding          6,192,512  5,876,127  5,804,231
                                                               =========  =========  =========


   As a result of the net loss reported for the year ended December 31, 2002, 23,978 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

1. Summary of Operations and Significant Accounting Policies (Continued)

   Stock option compensation (Continued)


                                                                     2004     2003     2002
                                                                    ------   ------   -------
      (in thousands, except per share amounts)
      Net income (loss), as reported                                $7,371   $2,085   $(1,353)
      Add back compensation expense recognized under
        APB No. 25                                                      --       --        --
      Deduct: Total stock-based  compensation expense
        determined under fair value based method for all awards,
        net of related tax effects                                    (207)    (176)     (168)
                                                                    ------   ------   -------
      Net income (loss), pro forma                                  $7,164   $1,909   $(1,521)
                                                                    ======   ======   =======
      Basic earnings (loss) per share, as reported                  $ 1.29   $  .36   $  (.23)
      Basic earnings (loss) per share, pro forma                      1.25      .34      (.26)
      Diluted earnings (loss) per share, as reported                  1.19      .35      (.23)
      Diluted earnings (loss) per share, pro forma                    1.16      .33      (.26)


   The effects of applying SFAS No. 123 for providing pro forma disclosures for 2004, 2003 and 2002 are not likely to be representative of the effects on reported net income for future years, because options vest over several years and additional awards generally are made each year.

   Reclassifications
   Certain prior year amounts have been reclassified to conform with the 2004 presentation. Such reclassifications had no impact on the Company's financial condition, operating results, cash flows, working capital or shareholder equity.

   Revision in classification
   The Company recently reviewed its accounting practices with respect to balance sheet classification of assets and liabilities relating to workers' compensation claims that are in excess of the deductible limits of insurance coverage purchased from insurance companies. As a result, the Company has determined that the liabilities for workers' compensation claims should be reported on a gross basis along with the corresponding receivables from insurers. This revision in classification had no effect on previously reported results of operations, cash flows or working capital.

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

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

1. Summary of Operations and Significant Accounting Policies (Continued)

   Recent accounting pronouncements
   In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB published a revision of FIN 46 (FIN 46R), in part to clarify certain of the provisions and implementation issues of FIN 46. Fin 46 applies immediately to variable interest entities (VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date). It applies in the first fiscal year or interim period ending after December 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

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

   On December 16, 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123, however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed in the income statement over the requisite service period based on their grant-date fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under SFAS 123. The Company is currently evaluating transition alternatives and valuation methodologies for future grants. As a result, proforma compensation expense, as described in Note 1, may not be indicative of future

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

1. Summary of Operations and Significant Accounting Policies (Continued)

   Recent accounting pronouncements (Continued) expense to be recognized under SFAS 123(R). The effect of adoption of SFAS 123(R) on the Company's financial position or results of operations has not yet been determined.

   SFAS 123(R) must be adopted no later than July 1, 2005 and the Company expects to adopt SFAS 123(R) by such date.


2. Acquisition

   Effective January 1, 2004, the Company acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company with offices in Central Washington, Eastern Oregon and Southern Idaho. The acquisition provides the Company with the opportunity to geographically expand and diversify its business, particularly in the agricultural, food packing and processing industries. The Company paid $3,000,000 in cash for the assets of SRTC and the selling shareholders' noncompete agreements and agreed to issue up to 135,731 shares of its common stock ("Earnout Shares"), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004. Certain contingencies remain unresolved precluding a final calculation of the Earnout Shares. However, the Company has recorded an estimated total Earnout Shares of 52,800 with a value of $778,000 on its consolidated balance sheet as of December 31, 2004. The transaction resulted in $3,767,000 of goodwill (including $44,000 for acquisition-related costs), $40,000 of intangible assets and $15,000 of fixed assets.

   Pro Forma Results of Operations (Unaudited)
   The operating results of the SRTC acquisition are included in the Company's results of operations since January 1, 2004. The following unaudited summary presents the combined results of operations as if the SRTC acquisition had occurred at the beginning of 2003, after giving effect to certain adjustments for the amortization of intangible assets, taxation and cost of capital.

      (in thousands, except per share amounts)               Year ended
                                                            December 31,
                                                                2003
                                                             ---------
      Revenue                                                $ 138,212
                                                             =========
      Net income                                             $   2,439
                                                             =========
      Basic earnings per share                               $     .43
                                                             =========
      Diluted earnings per share                             $     .41
                                                             =========

   The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 2003, or of results which may occur in the future.

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

3. Fair Value of Financial Instruments and Concentration of Credit Risk

   All of the Company's financial instruments are recognized in its balance sheet. Carrying values approximate fair market value of most financial assets and liabilities. The fair market value of certain financial instruments was estimated as follows:

   - Restricted marketable securities - Restricted marketable securities primarily consist of U.S. Treasury bills and municipal bonds. The interest rates on the Company's restricted marketable security investments approximate current market rates for these types of investments; therefore, the recorded value of the restricted marketable securities approximates fair market value.

   - Long-term debt - The interest rates on the Company's long-term debt approximate current market rates, based upon similar obligations with like maturities; therefore, the recorded value of long-term debt approximates the fair market value.

   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments, marketable securities, restricted marketable securities and trade accounts receivable. The Company restricts investment of temporary cash investments and marketable securities to financial institutions with high credit ratings and to investments in governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. At December 31, 2004, the Company had significant concentrations of credit risk as follows:

   - Marketable securities - All investments are held in publicly-traded securities, which includes $1,923,000, at fair value, in a closed end bond fund principally comprised of U.S. Treasury inflation protected securities.

   - Restricted marketable securities - $1,414,000 of restricted marketable securities at December 31, 2004 consisted of U.S. Treasury bills and U.S. Treasury notes.

   - Trade receivables - Trade receivables from two customers aggregated $1,627,000 at December 31, 2004 (7% of trade receivables outstanding at December 31, 2004).


4. Marketable Securities

   The components of the Company's investments, as of December 31, 2004, are as follows (in thousands):

                               Cost     Unrealized   Unrealized  Market
                               Basis      Gains      (Losses)    Value
                              ------     ------      -------     ------
Trading:
   Common stocks              $   96     $   97      $    --     $  193
                              ------     ------      -------     ------
Available-for-sale:
   Bond funds                  4,457         24         (521)     3,960
   Corporate bond                500         --          (23)       477
                              ------     ------      -------     ------
                               4,957         24         (544)     4,437
                              ------     ------      -------     ------
                              $5,053     $  121      $  (544)    $4,630
                              ======     ======      =======     ======

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Marketable Securities (Continued)

   Investments in securities classified as available-for-sale are reported at fair value, with unrealized gains or losses reported net of tax in other comprehensive income (loss). The Company considers available evidence in evaluating potential impairment of its investments, including the duration and extent to which fair value is less than cost and the Company's ability and intent to hold the investment. The unrealized losses at December 31, 2004 relate to investments held less than twelve months. A majority of the unrealized losses from the bond funds were generated by a bond fund which is principally comprised of U.S. Treasury inflation protected securities. Management believes that as a result of the current unique environment of rising interest rates and the market's benign expectations for inflation, such decline in fair value is considered to be temporary at December 31, 2004.


5. Intangibles

   Intangibles consist of the following (in thousands):


                                                                December 31,
                                                             ----------------
                                                              2004      2003
                                                             ------    ------

      Covenants not to compete                               $3,749    $3,709

      Less accumulated amortization                           3,724     3,696
                                                             ------    ------

                                                             $   25    $   13
                                                             ======    ======


6. Property and Equipment

   Property and equipment consist of the following (in thousands):


                                                                December 31,
                                                             ----------------
                                                              2004      2003
                                                             ------  --------

      Office furniture and fixtures                          $3,836    $4,443
      Computer hardware and software                          4,594     4,582
      Aircraft                                                1,487        --
                                                             ------    ------

                                                              9,917     9,025

      Less accumulated depreciation and amortization          5,616     5,658
                                                             ------    ------

                                                             $4,301    $3,367
                                                             ======    ======



   Effective June 30, 2003, the Company completed a sale and leaseback transaction involving two office buildings owned by the Company providing net cash proceeds of approximately $2.0 million (after payment of the outstanding mortgage balance). The gains resulting from the sale and lease back transactions have been deferred and are being amortized over the term of the leases.

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Workers' Compensation Claims

   The Company is a self-insured employer with respect to workers' compensation coverage for all its employees (including employees subject to PEO contracts) working in Oregon, Maryland, Delaware and California. In the state of Washington, state law allows only the Company's staffing services and management employees to be covered under the Company's self-insured workers' compensation program.

   The Company has provided a total of $14,157,000 and $9,078,000 at December 31, 2004 and 2003, respectively, as an estimated liability for unsettled workers' compensation claims liabilities. The estimated liability for unsettled workers' compensation claims represents management's best estimate, which includes, in part, an evaluation of information provided by the Company's third-party administrators for workers' compensation claims and its independent actuary, who annually assist management to estimate the total future costs of all claims, including potential future adverse loss development. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. The Company believes that the difference between amounts recorded for its estimated liabilities and the possible range of costs to settle related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to results of operations.

   Liabilities incurred for work-related employee fatalities, as determined by the state in which the accident occurred, are recorded either at an agreed lump-sum settlement amount or the net present value of future fixed and determinable payments over the actuarially determined remaining life expectancy of the beneficiary, discounted at a rate that approximates a long-term, high-quality corporate bond rate. During 2004, the Company maintained excess workers' compensation insurance to limit its self-insurance exposure to $1,000,000 per occurrence in all states. The excess insurance provided statutory coverage above the aforementioned exposures. During the year ended December 31, 2004, the Company determined that it should present its accrued liabilities for workers' compensation claims on a gross basis along with a corresponding receivable from its insurers, as the Company is the primary obligor for payment of the related insured claims. As a result of this revision in classification, the Company has increased its accrued workers' compensation claims liabilities as of December 31, 2004 by $4.4 million (of which $0.2 million is estimated to be currently payable and the balance a long-term liability) and has also recorded corresponding receivables for these insured claims from its prior excess workers'
   compensation insurer, CNA Financial Corporation. In order to conform the Company's prior financial statements for this revision in classification, the Company has increased its accrued workers' compensation claims liabilities as of December 31, 2003 by $4.2 million (of which $0.4 million was estimated to be currently payable and the balance a long-term liability) and has recorded corresponding receivables for these insured claims from its prior excess workers' compensation insurer, CNA Financial Corporation. The Company will continue its past practice of evaluating the financial capacity of its insurers to assess the recoverability of the related insurer receivables.

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Workers' Compensation Claims (Continued)

   At December 31, 2004, the Company's long-term workers' compensation claims liabilities in the accompanying balance sheet included $600,000 for work-related fatalities. The aggregate undiscounted pay-out amount related to the catastrophic injuries and fatalities is $1,234,000. The discount rates applied to the discounted liabilities range from 7.05% to 9.00%. These rates represented the then-current rates for high quality long-term debt securities available at the date of loss with maturities equal to the length of the pay-out period to the beneficiaries. The actuarially determined pay-out periods to the beneficiaries range from 6 to 37 years. As a result, the five-year cash requirements related to these claims are immaterial.

   The states of Oregon, Maryland, Washington, Delaware and the United States Department of Labor require the Company to maintain specified investment balances or other financial instruments, totaling $4,042,000 at December 31, 2004 and $4,737,000 at December 31, 2003, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 2004, the Company has provided standby letters of credit in the amount of $2,390,000 and surety bonds totaling $907,000. The investments are included in restricted marketable securities and workers' compensation deposits in the accompanying balance sheets. Prior to July 1, 2003, the state of California required the Company to maintain a $4,036,000 letter of credit to cover potential claims losses. Effective July 1, 2003, the Company became a participant in California's new alternative security program and paid the state an annual fee of $234,000, which was determined by several factors, including the amount of a future security deposit and the Company's overall credit rating. Upon payment of the alternative security program fee, the state of California agreed to allow the Company's letter of credit to be terminated. The annual fee paid to the state of California for 2004 was $115,000.


8. Credit Facility

   The Company entered into a Credit Agreement (the "Credit Agreement") with its principal bank on March 23, 2004, effective March 31, 2004. The Credit
   Agreement provides for a revolving credit facility of up to $6.0 million, which includes a subfeature under the line of credit for standby letters of credit for not more than $4.0 million. The interest rate options on advances, if any, will be, at the Company's discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2005.

   The revolving credit facility is collateralized by the Company's assets, including, without limitation, its accounts receivable, equipment, intellectual property and bank deposits, and may be prepaid at any time without penalty. Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following financial covenants: (1) a Current Ratio not less than 1.10 to 1.0 with "Current Ratio" defined as total current assets divided by total current liabilities; (2) Tangible Net Worth not less than $8.0 million, determined at each fiscal quarter end, with "Tangible Net Worth" defined as the aggregate of total stockholders' equity plus subordinated debt less any intangible assets; (3) Total Liabilities divided by Tangible Net Worth not greater than 5.00 to 1.0, determined at each fiscal quarter end, with "Total Liabilities" defined as the aggregate of current liabilities and non-current liabilities, less subordinated debt and the current and long-term portion of the

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Credit Facility (Continued)

   Deferred Gain on Sale and Leaseback, and with "Tangible Net Worth" as defined above; and (4) Net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, and pre-tax profit not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end. The Company was in compliance with these covenants as of December 31, 2004.

   The Company had letters of credit totaling approximately $2.5 million outstanding at December 31, 2004, primarily in connection with various deposit requirements for its self-insured workers' compensation programs. As of December 31, 2004, the Company had approximately $3.5 million available under its $6.0 million credit facility and was in compliance with all loan covenants.

   During the year ended December 31, 2004, the maximum balance outstanding under the revolving credit facility was $148,000 and the weighted average interest rate during the period was 4.5%. The weighted average interest rate during 2004 was calculated using daily weighted averages.

9. Long-Term Debt

   Long-term debt consists of the following:

                                                                                 December 31,
                                                                                --------------
                                                                                 2004     2003
                                                                                ------   -----
                                                                                (in thousands)
     Note payable in monthly installments of $12,292 plus interest at a rate
       indexed to the London interbank offered rate for deposits plus 2.40%     $1,389   $  --

     Note payable in annual installments of $200,000 for years 2002, 2005 and
       2006 and $87,500 for years 2003 and 2004, plus simple interest at 5.00%
       per annum through 2006                                                      400     488
                                                                                ------   -----
                                                                                 1,789     488
     Less portion due within one year                                              348      88
                                                                                ------   -----
                                                                                $1,441   $ 400
                                                                                ======   =====

   Maturities on long-term debt are summarized as follows at December 31, 2004 (in thousands):

             Year ending
             December 31,
             ------------
                2005                        $  348
                2006                           348
                2007                           148
                2008                           148
                2009                           148
             Thereafter                        649
                                            ------
                                            $1,789
                                            ======

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Savings Plan

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

   Participants' interests in Company contributions to the plan vest over a seven-year period. No discretionary company contributions were made to the plan for the years ended December 31, 2004, 2003 and 2002.

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


11. Commitments

   Lease commitments
   The Company leases its offices under operating lease agreements that require minimum annual payments as follows (in thousands):

                 Year ending
                December 31,
               ----------------

                    2005                          $1,812
                    2006                           1,117
                    2007                             858
                    2008                             293
                    2009                             228
               2010 and thereafter                   798
                                                  ------

                                                  $5,106
                                                  ======

   Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $1,752,000, $1,499,000 and $1,741,000, respectively.

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

12. Related Party Transactions

   During the period from January 1, 2002 to May 1, 2002, the Company recorded revenues of $138,000 and cost of revenues of $132,000 for providing services to a company owned by Barrett's President and Chief Executive Officer, Mr. William W. Sherertz. Effective May 1, 2002, this company was sold to an unrelated third-party.

   During 2001, pursuant to the approval of all disinterested outside directors, the Company agreed to loan Mr. Sherertz up to $60,000 between December 2001 and June 2002 to assist Mr. Sherertz in meeting his debt service obligations of interest only on a personal loan from the Company's principal bank, which is secured by his holdings of Company stock. In the spring of 2002, with the approval of all disinterested outside directors, the Company agreed to extend its financial commitment to lend to Mr. Sherertz amounts equal to an additional two quarterly interest-only payments in July and September 2002. The Company's note receivable from Mr. Sherertz bears interest at prime less 50 basis points, which is the same rate as Mr. Sherertz's personal loan from the bank. As of December 31, 2003, the note receivable from Mr. Sherertz totaled approximately $107,000 and is shown as contra equity in the Statements of Stockholders' Equity. During 2004, pursuant to the approval of a majority of the Company's independent directors, Mr. Sherertz tendered to the Company for cancellation and retirement 8,095 shares of common stock valued at $16.835 per share. This transaction discharged Mr. Sherertz's obligations to the Company totaling $136,274, including the principal and interest on the employee loan of $107,000.

   During 2001, pursuant to the approval of all disinterested outside directors, the Company entered into a split dollar life insurance agreement with Mr. Sherertz's personal trust. Terms of the agreement provide that upon Mr. Sherertz's death, the Company will recoup from his trust all insurance premiums paid by the Company. During 2002, the Company paid annual life insurance premiums of approximately $56,000. In addition, during 2002, the Company paid a cash bonus of approximately $39,000 to Mr. Sherertz in connection with his personal expenses related to the split dollar life insurance program. During 2004 and 2003, the Company paid no insurance premiums in connection with this split dollar life insurance agreement.

   In October 2001, the Company entered into an agreement with Mr. Sherertz to rent a residence in La Quinta, California owned by Mr. Sherertz for use in entertaining the Company's customers. During 2004, 2003 and 2002, the Company paid Mr. Sherertz $102,000, $99,000 and $97,000, respectively, for rental of the property.

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

13. Income Taxes

   The provisions for (benefit from) income taxes are as follows (in thousands):

                                                 Year ended December 31,
                                              2004         2003        2002
                                             -------      ------     -------
     Current:
      Federal                                $ 5,096      $  500    $ (2,452)
      State                                    1,062          52           7
                                             -------      ------    --------
                                               6,158         552      (2,445)
                                             -------      ------    --------
     Deferred:
      Federal                                 (1,185)        210       1,592
      State                                      (94)        128         (39)
                                             -------      ------    --------
                                              (1,279)        338       1,553
                                             -------      ------    --------

        Total provision (benefit)            $ 4,879      $  890    $   (892)
                                             =======      ======    ========

   Deferred income tax assets (liabilities) are comprised of the following components (in thousands):

                                                              2004      2003
                                                             -------   -------
      Gross deferred income tax assets:
        Workers' compensation claims liabilities             $ 3,829   $ 1,913
        Safety incentives payable                              1,844       722
        Allowance for doubtful accounts                          108        57
        Fixed assets                                              --       474
        Deferred compensation                                     31       101
        Net operating losses and tax credits                      --       562
        Tax effect of unrealized losses, net                     166        --
        Other                                                     67        94
                                                             -------   -------
                                                               6,045     3,923
                                                             -------   -------
      Gross deferred income tax liabilities:
        Tax depreciation in excess of book depreciation         (185)      (54)
        Amortization of intangibles                           (1,178)     (632)
                                                             -------   -------
                                                              (1,363)     (686)
                                                             -------   -------

        Net deferred income tax assets                       $ 4,682   $ 3,237
                                                             =======   =======

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

   The effective tax rate differed from the U.S. statutory federal tax rate due to the following:


                                                     Year ended December 31,
                                                 2004        2003        2002
                                                 -----       -----       -----

      Statutory federal tax rate                  35.0 %      34.0 %     (34.0)%
      State taxes, net of federal benefit          5.0         4.0        (1.0)
      Nondeductible expenses and other, net         .9        (2.4)        5.9
      Federal tax-exempt interest income           (.2)        (.5)       (2.6)
      Federal tax credits                          (.9)       (5.2)       (8.0)
                                                 -----       -----       -----

                                                  39.8 %      29.9 %     (39.7)%
                                                 =====       =====       =====

   At December 31, 2003, the Company had state tax loss carryforwards of $5,403,000, which expire in varying amounts between 2008 and 2023. These state tax loss carryforwards were fully utilized during 2004.

   In the tax year ended December 31, 2003, the Company generated and utilized $177,000 and $56,000 in U.S. Federal Work Opportunity Tax Credits and Welfare to Work Tax Credits, respectively. At December 31, 2003, the Company had $304,000 and $88,000 of unused U.S. Federal Work Opportunity Tax Credits and Welfare to Work Tax Credits. These unused tax credits were fully utilized in 2004. The nondeductible expenses pertain to meals, certain entertainment expenses and life insurance premiums.


14. Stock Incentive Plans

   The Company's 2003 Stock Incentive Plan (the "2003 Plan") which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 400,000. No new grants of stock options may be made under the Company's 1993 Stock Incentive Plan (the "1993 Plan"). At December 31, 2004, there were option awards covering 375,923 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, are carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans generally become exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant. The exercise price of incentive stock options must not be less than the fair market value of the Company's stock on the date of grant.

   On August 22, 2001, the Company offered to all employee optionees who held options with an exercise price of more than $5.85 per share (covering a total of 812,329 shares), the opportunity to voluntarily return for cancellation without payment any stock option award with an exercise price above that price. At the close of the offer period on September 20, 2001,

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Stock Incentive Plans (Continued)

   stock options for a total of 797,229 shares were voluntarily surrendered for cancellation. On August 20, 2002, the Compensation Committee of the Company's board of directors approved the issuance of options covering a total of 357,000 shares to then-current employees.

   A summary of the status of the Company's stock options at December 31, 2004, 2003 and 2002, together with changes during the periods then ended, are presented below:

                                                                      Weighted
                                                           Number      average
                                                            of        exercise
                                                          options       price
                                                          -------     -------

     Outstanding at December 31, 2001                     252,206

     Options granted at market price                      372,719        3.16
     Options exercised                                    (16,556)       3.67
     Options canceled or expired                          (88,174)       3.58
                                                          -------
     Outstanding at December 31, 2002                     520,195
     Options granted at market price                      170,549        3.98
     Options exercised                                    (75,719)       3.59
     Options canceled or expired                          (29,566)       4.02
                                                          -------
     Outstanding at December 31, 2003                     585,459
     Options granted at market price                       51,597       13.74
     Options exercised                                    (48,237)       3.46
     Options canceled or expired                          (10,750)       5.40
                                                          -------

     Outstanding at December 31, 2004                     578,069
                                                          =======

     Available for grant at December 31, 2004             218,070
                                                          =======


   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

                                                      2004     2003      2002
                                                      ----     ----      ----
      Expected volatility                               61%      62%       58%
      Risk free rate of return                        3.63%    3.22%     2.94%
      Expected dividend yield                            0%       0%        0%
      Expected life (years)                            5.0      5.0       5.0


   Total fair value of options granted at market price was computed to be $379,000, $369,000 and $571,000 for the years ended December 31, 2004, 2003 and 2002, respectively. There were no options granted during 2004, 2003 and 2002 below market price. The weighted average fair value per share of all options granted in 2004, 2003 and 2002 was $7.35, $2.16 and $1.53, respectively.

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Stock Incentive Plans (Continued)

   The following table summarizes information about stock options outstanding at December 31, 2004:



                    Options outstanding                           Options exercisable
---------------------------------------------------------    -------------------------
                                               Weighted-
                                   Weighted-    average      Exercisable     Weighted-
                                   average     remaining         at          average
                        Number     exercise    contractual    December 31,   exercise
Exercise price range  of shares     price     life (years)      2004          price
--------------------- ---------   ---------    ---------     ------------    --------
  $ 1.45  -  $ 3.58     430,743    $  3.08        7.8          141,493        $ 3.03
    3.63       7.75      77,680       4.25        6.1           51,364          4.51
   11.50      17.75      69,646      13.95        8.6           20,549         14.38
                        -------                                -------
                        578,069                                213,406
                        =======                                =======



   At December 31, 2004, 2003 and 2002, 213,406, 103,528 and 84,778 options were exercisable at weighted average exercise prices of $4.48, $4.32 and $4.79, respectively.


15. Stockholders' Equity

   During 2002, the Company reclassified accrued stock option compensation from current liabilities to equity related to stock options previously issued at a 60% discount to market price. The compensation cost associated with the options was previously recognized as an expense by the Company in the year of grant.

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

   During 2004 and 2003, the Company recognized a tax benefit of $187,000 and $137,000, respectively, resulting from disqualifying dispositions of stock option exercises. The Company recorded this tax benefit in additional paid-in capital.

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

16. Stock Repurchase Program

   During 1999, the Company's Board of Directors authorized a stock repurchase program to purchase common shares from time to time in open market purchases. Since inception, the Board has approved seven increases in the total number of shares or dollars authorized to be repurchased under the program. The repurchase program currently allows for $444,000 to be used for the repurchase of additional shares as of December 31, 2004. The Company made no share repurchases during 2004. During 2003, the Company repurchased 112,700 shares at an aggregate price of $446,000. During 2002, the Company repurchased 100,900 shares at an aggregate price of $386,000. In accordance with Maryland corporation law, all repurchased shares are immediately cancelled.


17. Litigation

   The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company.

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

18. Quarterly Financial Information (Unaudited)


      (in thousands, except per share amounts and market price per share)

                                               First    Second     Third     Fourth
                                              Quarter   Quarter   Quarter    Quarter
                                              -------   -------   -------    -------
      Year ended December 31, 2002
        Revenues                              $25,738   $27,766   $30,090    $25,714
        Cost of revenues                       21,951    23,414    25,717     23,261
        Net (loss) income                        (417)        1        56       (993)
        Basic (loss) earnings per share          (.07)       --       .01       (.17)
        Diluted (loss) earnings per share        (.07)       --       .01       (.17)
        Common stock market prices:
         High                                 $  4.00   $  4.00   $  3.50    $  4.00
         Low                                     3.15      2.74      2.01       2.67

      Year ended December 31, 2003
        Revenues                              $23,397   $27,902   $34,773    $36,649
        Cost of revenues                       20,028    23,446    28,543     29,707
        Net (loss) income                        (343)      167       943      1,318
        Basic (loss) earnings per share          (.06)      .03       .17        .23
        Diluted (loss) earnings per share        (.06)      .03       .16        .22
        Common stock market prices:
         High                                 $  3.75   $  3.65   $  7.41    $ 15.13
         Low                                     2.31      2.64      3.00       7.00

      Year ended December 31, 2004
        Revenues                              $40,610   $47,704   $54,679    $51,968
        Cost of revenues                       33,887    38,844    43,906     41,654
        Net income                                606     1,840     2,448      2,477
        Basic earnings per share                  .11       .32       .43        .43
        Diluted earnings per share                .10       .30       .40        .40
        Common stock market prices:
         High                                 $ 17.76   $ 15.21   $ 17.69    $ 16.50
         Low                                    11.49     12.26     12.99      13.25


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BARRETT BUSINESS SERVICES, INC.
                                       Registrant

Date:  March 30, 2005                  By:  /s/ Michael D. Mulholland
                                            -----------------------------
                                            Michael D. Mulholland
                                            Vice President-Finance and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2005.

Principal Executive Officer and Director:

* WILLIAM W. SHERERTZ                     President and Chief Executive Officer
                                            and Director

Principal Financial Officer:

/s/ Michael D. Mulholland                 Vice President-Finance and Secretary
-------------------------------
Michael D. Mulholland

Principal Accounting Officer:

/s/ James D. Miller                       Controller and Assistant Secretary
-------------------------------
James D. Miller

Majority of Directors:

* THOMAS J. CARLEY                        Director

* JAMES B. HICKS                          Director

* JON L. JUSTESEN                         Director

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

10.1 Second Amended and Restated 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.*

10.2 Form of Indemnification Agreement with each director of the Registrant. Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 33-61804).*

10.3 Summary of annual cash incentive bonus award program for executive officers of the Registrant.*

10.4 Employment Agreement between the Registrant and Michael D. Mulholland, dated January 26, 1999. Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.*

10.5 Summary of compensation arrangements for non-employee directors of the Registrant.*

10.6 Credit Agreement dated as of March 31, 2004, between the Registrant and Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K").

10.7 Revolving Line of Credit Note dated as of March 31, 2004, in the amount of $6,000,000 issued to Wells Fargo Bank, N.A. Incorporated by reference to
      Exhibit 10.7 to the 2003 10-K.

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

10.11 Form of Incentive Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the 2003 10-K.*

10.12 Form  of  Nonqualified   Stock  Option  Agreement  under  the  2003  Plan.
      Incorporated by reference to Exhibit 10.12 to the 2003 10-K.*

10.13 Form of Annual Director Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.13 to the 2003 10-K.*

10.14 Summary of Compensatory Arrangement with William W. Sherertz. Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

14 Code of Business Conduct. Incorporated by reference to Exhibit 14 to the 2003 10-K.

23 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24    Power of attorney of certain officers and directors.

31.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32    Certification pursuant to 18 U.S.C. Section 1350.


* Denotes a management contract or a compensatory plan or arrangement.