Form 10-Q
period 2005-03-31
BARRETT BUSINESS SERVICES INC
filed 2005-05-16
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005
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

Number of shares of common stock, $.01 par value, outstanding at April 29, 2005 was 5,810,254 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

Part I - Financial Information                                            Page
                                                                          ----

     Item 1.Consolidated Financial Statements

            Consolidated Balance Sheets - March 31, 2005 and
            December 31, 2004................................................3

            Consolidated Statements of Operations - Three Months
            Ended March 31, 2005 and 2004....................................4

            Consolidated Statements of Cash Flows - Three Months
            Ended March 31, 2005 and 2004....................................5

            Notes to Consolidated Financial Statements.......................6

     Item 2.Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations......................................................10

     Item 3.Quantitative and Qualitative Disclosures About
            Market Risk.....................................................16

     Item 4.Controls and Procedures.........................................16


Part II - Other Information

     Item 6.Exhibits........................................................17


Signatures  ................................................................18


Exhibit Index...............................................................19

                         Part I - Financial Information

Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                        March 31,    December 31,
                                                                          2005          2004
                                                                        -------       -------
                     ASSETS
Current assets:
   Cash and cash equivalents                                            $20,667       $12,153
   Marketable securities                                                  4,584         4,630
   Trade accounts receivable, net                                        31,264        23,840
   Prepaid expenses and other                                             3,249         1,364
   Deferred income taxes                                                  4,910         4,100
   Workers' compensation receivables for insured claims                     213           213
                                                                        -------       -------
     Total current assets                                                64,887        46,300

Goodwill, net                                                            22,516        22,516
Intangibles, net                                                             20            25
Property and equipment, net                                               4,221         4,301
Restricted marketable securities and workers' compensation
   deposits                                                               1,734         1,702
Deferred income taxes                                                       459           582
Other assets                                                                395           401
Workers' compensation receivables for insured claims                      4,090         4,158
                                                                        -------       -------
                                                                        $98,322       $79,985
                                                                        =======       =======

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                    $   348       $   348
   Income taxes payable                                                     213            --
   Accounts payable                                                         774           994
   Accrued payroll, payroll taxes and related benefits                   31,246        17,427
   Workers' compensation claims liabilities                               5,530         4,946
   Workers' compensation claims liabilities for insured claims              213           213
   Safety incentives liability                                            5,618         4,807
   Other accrued liabilities                                              2,013           414
                                                                        -------       -------
     Total current liabilities                                           45,955        29,149

Long-term debt, net of current portion                                    1,204         1,441
Customer deposits                                                           635           608
Long-term workers' compensation claims liabilities                        4,956         4,840
Long-term workers' compensation claims liabilities for insured claims     4,090         4,158
Deferred gain on sale and leaseback                                       1,006         1,036

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 20,500 shares authorized, 5,810
     and 5,741 shares issued and outstanding                                 64            63
   Additional paid-in capital                                             4,662         3,897
   Other comprehensive loss                                                (328)         (354)
   Retained earnings                                                     36,078        35,147
                                                                        -------       -------
                                                                         40,476        38,753
                                                                        -------       -------
                                                                        $98,322       $79,985
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

                         BARRETT BUSINESS SERVICES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                         2005         2004
                                                        -------      -------
Revenues:
   Staffing services                                    $28,542      $25,054
   Professional employer service fees                    20,702       15,556
                                                        -------      -------

                                                         49,244       40,610
                                                        -------      -------

Cost of revenues:
   Direct payroll costs                                  21,017       18,320
   Payroll taxes and benefits                            15,697       11,531
   Workers' compensation                                  4,930        4,036
                                                        -------      -------

                                                         41,644       33,887
                                                        -------      -------

     Gross margin                                         7,600        6,723

Selling, general and administrative expenses              5,946        5,532
Depreciation and amortization                               236          242
                                                        -------      -------

     Income from operations                               1,418          949
                                                        -------      -------

Other income (expense):
   Interest expense                                         (27)         (32)
   Interest income                                          147           21
   Other, net                                               (12)          32
                                                        -------      -------

                                                            108           21
                                                        -------      -------

Income before provision for income taxes                  1,526          970
Provision for income taxes                                  595          364
                                                        -------      -------

     Net income                                         $   931      $   606
                                                        =======      =======

Basic earnings per share                                $   .16      $   .11
                                                        =======      =======

Weighted average number of basic shares outstanding       5,764        5,704
                                                        =======      =======

Diluted earnings per share                              $   .15      $   .10
                                                        =======      =======

Weighted average number of diluted shares outstanding     6,234        6,196
                                                        =======      =======




The accompanying notes are an integral part of these consolidated financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)




                                                                                Three Months Ended
                                                                                     March 31,
                                                                                -----------------
                                                                                 2005      2004
                                                                                -------   -------
Cash flows from operating activities:
   Net income                                                                   $   931   $   606
   Reconciliations of net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                  236       242
     Losses recognized on marketable securities                                      72        --
     Gain recognized on sale and leaseback                                          (30)      (30)
     Deferred income taxes                                                         (687)      132
     Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
        Trade accounts receivable, net                                           (7,424)   (6,335)
        Prepaid expenses and other                                               (1,885)   (1,618)
        Income taxes payable                                                        213       227
        Accounts payable                                                           (220)      (88)
        Accrued payroll, payroll taxes and related benefits                      13,819     8,853
        Other accrued liabilities                                                 1,599     1,361
        Workers' compensation claims liabilities                                    700     1,224
        Safety incentives liability                                                 811       954
        Customer deposits and other assets, net                                      33       (12)
        Other long-term liabilities                                                  --       (45)
                                                                                -------   -------
   Net cash provided by operating activities                                      8,168     5,471
                                                                                -------   -------

Cash flows from investing activities:
   Cash paid for acquisition, including other direct costs                           --    (3,044)
   Purchase of marketable securities                                                 --    (3,907)
   Purchase of equipment, net of amounts purchased in acquisition                  (151)      (98)
   Proceeds from maturities of restricted marketable securities                     455       338
   Purchase of restricted marketable securities                                    (487)     (417)
                                                                                -------   -------
   Net cash used in investing activities                                           (183)   (7,128)
                                                                                -------   -------
Cash flows from financing activities:
   Proceeds from credit-line borrowings                                             700        --
   Payments on credit-line borrowings                                              (700)       --
   Payments on long-term debt                                                      (237)      (88)
   Proceeds from the exercise of stock options                                      325        22
   Tax benefit of stock option exercises                                            441        --
                                                                                -------   -------
     Net cash provided by (used in) financing activities                            529       (66)
                                                                                -------   -------
     Net increase (decrease) in cash and cash equivalents                         8,514    (1,723)
Cash and cash equivalents, beginning of period                                   12,153     7,785
                                                                                -------   -------
Cash and cash equivalents, end of period                                        $20,667   $ 6,062
                                                                                =======   =======
Supplemental schedule of noncash investing activities:
   Acquisition of other businesses:
     Cost of acquisition in excess of fair market value of net assets acquired       --   $ 3,807
     Tangible assets acquired                                                        --        15
     Less stock issued in connection with acquisition                                --      (778)
                                                                                -------   -------
      Net cash paid for acquisition                                             $    --   $ 3,044
                                                                                =======   =======



The accompanying notes are an integral part of these consolidated financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                   Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation of Interim Period Statements

      The accompanying consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. ("Barrett" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K at pages F1 - F25. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on gross margin, net income or stockholders' equity.

      During May 2004, the Company formed a wholly-owned subsidiary which acquired an aircraft. The subsidiary incurred debt of $1,475,000 to finance the purchase of the aircraft. The consolidated financial statements include the accounts of the subsidiary, after elimination of intercompany accounts and transactions.

      Barrett, a Maryland corporation, is engaged in providing both staffing and professional employer services to a diversified group of customers through a network of branch offices throughout California, Oregon, Washington, Idaho, Arizona, Maryland, Delaware and North Carolina. Staffing services are engaged by customers to meet short-term and long-term personnel needs. Professional employer services ("PEO") are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, renewable annually, which cover all employees at a particular work site.

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


Note 2 - Recent Accounting Pronouncements

      On December 16, 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123, however, SFAS 123(R) requires all share-based

                         BARRETT BUSINESS SERVICES, INC.
             Notes to Consolidated Financial Statements (Continued)


Note 2 - Recent Accounting Pronouncements (Continued)

payments to employees, including grants of employee stock options, to be expensed in the income statement over the requisite service period based on their grant-date fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under SFAS 123. The Company is currently evaluating transition alternatives and valuation methodologies for future grants. As a result, proforma compensation expense, as described in Note 6, may not be indicative of future expense to be recognized under SFAS 123(R). SFAS 123(R) must be adopted no later than January 1, 2006 and the Company expects to adopt SFAS 123(R) by such date. The effect of adoption of SFAS 123(R) on the Company's financial position or results of operations has not yet been determined.


Note 3 - Acquisition

      Effective January 1, 2004, the Company acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company with offices in Central Washington, Eastern Oregon and Southern Idaho. The acquisition provided the Company with the opportunity to geographically expand and diversify its business, particularly in the agricultural, food packing and processing industries. The Company paid $3,000,000 in cash for the assets of SRTC and the selling shareholders' noncompete agreements and agreed to issue up to 135,731 shares of its common stock ("Earnout Shares"), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004. Certain contingencies remain unresolved, precluding a final calculation of the Earnout Shares. The Company has, however, recorded estimated total Earnout Shares of 52,800 with a value of $778,000 on its consolidated balance sheet as of December 31, 2004. The transaction resulted in $3,767,000 of goodwill, $40,000 of intangible assets and $15,000 of fixed assets. The Company's consolidated income statements includes SRTC's results of operations since January 1, 2004.


Note 4 - Basic and Diluted Earnings Per Share

      Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

                        BARRETT BUSINESS SERVICES, INC.
             Notes to Consolidated Financial Statements (Continued)

Note 4 - Basic and Diluted Earnings Per Share (Continued)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                ---------------------
                                                                                  2005        2004
                                                                                ---------   ---------

Weighted average number of basic shares outstanding                             5,763,580   5,703,654

Acquisition earnout shares                                                         52,800      52,800

Stock option plan shares to be issued at prices ranging from $1.45 to $17.75
   per share                                                                      553,779     594,385

Less:   Assumed purchase at average market price during the period using proceeds received upon exercise of options and purchase of stock,
        and using tax benefits of compensation due to premature dispositions     (135,782)   (155,328)
                                                                                ---------   ---------

Weighted average number of diluted shares outstanding                           6,234,377   6,195,511
                                                                                =========   =========


Note 5 - Stock Incentive Plans

      The Company's 2003 Stock Incentive Plan (the "2003 Plan"), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 400,000. No new grants of stock options may be made under the Company's 1993 Stock Incentive Plan (the "1993 Plan"). At March 31, 2005, there were option awards covering 313,386 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, will be carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans generally become exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant. The exercise price of incentive stock options must not be less than the fair market value of the Company's stock on the date of grant.

            The following table summarizes options activity in 2005:

                                           Number
                                         of Options    Grant Prices
                                           -------    ----------------
    Outstanding at December 31, 2004       578,069    $1.45 to $ 17.75

    Options granted                             --
    Options exercised                      (69,562)   $2.10 to $ 14.74
    Options cancelled or expired                --
                                           -------

    Outstanding at March 31, 2005          508,507    $1.45 to $ 17.75
                                           =======

    Exercisable at March 31, 2005          171,933
                                           =======

    Available for grant at March 31, 2005  218,070
                                           =======

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

      If compensation expense for the Company's stock-based compensation plan had been determined based on the fair market value at the grant date for awards under the 2003 Plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:


                                                             Three Months Ended
                                                                  March 31,
                                                              -----------------
   (in thousands, except per share amounts)                    2005       2004
                                                              ------     ------
   Net income, as reported                                    $  931     $  606
   Add back compensation expense recognized
     under APB No. 25                                             --         --
   Deduct: Total stock-based  compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects                                                     (50)       (45)
                                                              ------     ------
   Net income, pro forma                                      $  881     $  561
                                                              ======     ======
   Basic income per share, as reported                        $  .16     $  .11
   Basic income per share, pro forma                             .15        .10
   Diluted income per share, as reported                         .15        .10
   Diluted income per share, pro forma                           .14        .09


      The effects of applying SFAS No. 123 for providing pro forma disclosures for the periods presented above are not likely to be representative of the effects on reported net income for future periods because options vest over several years and additional awards generally are made each year.


Note 7 - Subsequent Event - Stock Split

      On April 15, 2005, the board of directors of the Company approved a 3-for-2 stock split, which will be effected by a stock dividend. The additional shares to be issued will be distributed on May 19, 2005 to stockholders of record at the close of business on April 29, 2005. On a split adjusted basis, diluted earnings per share for the 2005 first quarter would have been $.10, as compared to $.07 for the 2004 first quarter.

                         BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The  following   table  sets  forth  the  percentages  of  total  revenues
represented by selected items in the Company's Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004.

                                                    Percentage of Total Revenues
                                                    ----------------------------
                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                          2005         2004
                                                          -----        -----
Revenues:
   Staffing services                                       58.0 %       61.7 %
   Professional employer service fees                      42.0         38.3
                                                          -----        -----

                                                          100.0        100.0
                                                          -----        -----

Cost of revenues:
   Direct payroll costs                                    42.7         45.1
   Payroll taxes and benefits                              31.9         28.4
   Workers' compensation                                   10.0          9.9
                                                          -----        -----

     Total cost of revenues                                84.6         83.4
                                                          -----        -----

Gross margin                                               15.4         16.6

Selling, general and administrative expenses               12.0         13.6
Depreciation and amortization                               0.5          0.6
                                                          -----        -----

Income from operations                                      2.9          2.4

Other income (expense)                                      0.2            -
                                                          -----        -----

Pretax income                                               3.1          2.4

Provision for income taxes                                  1.2          0.9
                                                          -----        -----

     Net income                                             1.9 %        1.5 %
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

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

                                                                Unaudited
                                                            Three Months Ended
(in thousands)                                                  March 31,
                                                           -------------------
                                                             2005       2004
                                                           --------   --------
Revenues:
   Staffing services                                       $ 28,542   $ 25,054
   Professional employer services                           128,551     91,720
                                                           --------   --------

     Total revenues                                         157,093    116,774
                                                           --------   --------

Cost of revenues:
   Direct payroll costs                                     127,397     93,367
   Payroll taxes and benefits                                15,697     11,531
   Workers' compensation                                      6,399      5,153
                                                           --------   --------

     Total cost of revenues                                 149,493    110,051
                                                           --------   --------

Gross margin                                               $  7,600   $  6,723
                                                           ========   ========



      A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

                                                       Unaudited
                                              Three Months Ended March 31,
                           -------------------------------------------------------------
                              Gross Revenue                                Net Revenue
(in thousands)              Reporting Method      Reclassification      Reporting Method
                           ------------------   --------------------   -----------------
                             2005      2004       2005       2004       2005      2004
                           --------  --------   ---------   --------   -------   -------
Revenues:
   Staffing services       $ 28,542  $ 25,054   $      --   $     --   $28,542   $25,054
   Professional employer
     services               128,551    91,720    (107,849)   (76,164)   20,702    15,556
                           --------  --------   ---------   --------   -------   -------
     Total revenues        $157,093  $116,774   $(107,849)  $(76,164)  $49,244   $40,610
                           ========  ========   =========   ========   =======   =======

Cost of revenues:          $149,493  $110,051   $(107,849)  $(76,164)  $41,644   $33,887
                           ========  ========   =========   ========   =======   =======


                        BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2005 and 2004

      Net income for the first quarter of 2005 amounted to $931,000, an improvement of 53.6% or $325,000 over net income of $606,000 for the first quarter of 2004. The improvement for the first quarter of 2005 was primarily due to higher gross margin dollars as a result of significant growth in professional employer ("PEO") services business, partially offset by higher selling, general and administrative expenses. Diluted earnings per share for the first quarter of 2005 was $.15 compared to $.10 for the comparable 2004 period. The Company's improved operating results continue to reflect, in part, the competitive advantage of offering a broad array of human resource management services through its PEO arrangements. This competitive advantage has enabled the Company to significantly increase its business opportunities in California. The Company expects this favorable trend to continue into the foreseeable future, particularly in California.

      Revenues for the first quarter of 2005 totaled $49.2 million, an increase of approximately $8.6 million or 21.2%, which reflects significant growth in the Company's PEO service fee revenue, combined with an increase in staffing services revenue.

      PEO service fee revenue increased approximately $5.1 million or 32.7% primarily due to increased demand for the Company's broad array of competitively priced human resource management services that satisfy customers' needs. Management believes that the favorable trend in PEO revenues will continue for the foreseeable future.

      Staffing services revenue increased approximately $3.5 million or 13.9% over the comparable 2004 quarter primarily due to improved economic conditions for such services in the majority of areas in which the Company operates. Management expects demand for the Company's staffing services will continue to reflect overall economic conditions in its market areas.

      Gross margin for the first quarter of 2005 totaled approximately $7.6 million, which represented an increase of $0.9 million or 13.4% over the first quarter of 2004, primarily due to the 21.2% increase in revenues. The gross margin percent decreased from 16.6% of revenues for the first quarter of 2004 to 15.4% for the first quarter of 2005. The decrease in the gross margin percentage was due to higher payroll taxes and benefits and slightly higher workers' compensation expense, offset in part by lower direct payroll costs, all expressed as a percent of revenues. The increase in payroll taxes and benefits, as a percentage of revenues, from 28.4% for the first quarter of 2004 to 31.9% for the first quarter of 2005, was due to the effect of significant growth in PEO services and to slightly higher statutory state unemployment tax rates in various states in which the Company operates as compared to the first quarter of 2004. Workers' compensation expense for the first quarter of 2005 totaled $4.9 million, which compares to $4.0 million for the first quarter of 2004. The increase in workers' compensation expense was generally due to an increased provision for the future estimated costs of existing claims, as well as to the effect from increased business activity in California, where injury claims

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2005 and 2004 (Continued)

are more costly as compared to other states in which the Company operates. The decline in direct payroll costs, as a percentage of revenues, from 45.1% for the first quarter of 2004 to 42.7% for the first quarter of 2005 reflects the shift in the relative mix of services to the Company's customer base and the effect of each customer's unique mark-up percent.

      Selling, general and administrative ("SG&A") expenses for the first quarter of 2005 amounted to approximately $5.9 million, an increase of $0.4 million or 7.3% over the first quarter of 2004. The increase over the first quarter of 2004 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company's PEO business. SG&A expenses, as a percent of revenues, declined from 13.6% in the first quarter of 2004 to 12.0% in the first quarter of 2005.

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

Liquidity and Capital Resources

      The Company's cash position of $20,667,000 at March 31, 2005, increased by $8,514,000 over December 31, 2004, which compares to a decrease of $1,723,000 for the comparable period in 2004. The increase in cash at March 31, 2005, as compared to December 31, 2004, was primarily due to net cash provided by operating activities.

      Net cash provided by operating activities for the three months ended March 31, 2005 amounted to $8,168,000, as compared to net cash provided by operating activities of $5,471,000 for the comparable 2004 period. For the three months ended March 31, 2005, cash flow was provided by net income of $931,000, together with increases in accrued payroll and related benefits of $13,819,000 and other accrued liabilities of $1,599,000 and increases in

                        BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

workers' compensation claims liabilities and safety incentives liabilities totaling 1,511,000, offset in part by increases of $7,424,000 in trade accounts receivable and $1,885,000 in prepaid expenses and other.

      Net cash used in investing activities totaled $183,000 for the three months ended March 31, 2005, compared to net cash used in investing activities of $7,128,000 for the similar 2004 period. For the 2005 period, the principal uses of cash for investing activities were net purchases of restricted marketable securities of $455,000, purchases of equipment of $151,000, offset in part by net proceeds totaling $487,000 from maturities of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers' compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

      Net cash provided by financing activities for the three-month period ended March 31, 2005 was $529,000 compared to net cash used in financing activities of $66,000 for the similar 2004 period. For the 2005 period, the principal source of cash from financing activities was $766,000 in proceeds from exercise of stock options and the related tax benefit of stock option exercises, partially offset by payments on long-term debt of $237,000.

      The Company's business strategy continues to focus on growth through the expansion of operations at existing offices, together with the selective acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated. As disclosed in
Note 4 to the consolidated financial statements included in this report, the Company acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company headquartered in Central Washington state, effective January 1, 2004. As consideration for the acquisition, the Company paid $3,000,000 in cash and agreed to issue up to 135,731 shares of its common stock, with the actual number of shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar year 2004. Certain contingencies remain unresolved, precluding a final calculation of shares to be issued. The Company has, however, recorded estimated total Earnout Shares of 52,800 with a value of $778,000 on its consolidated balance sheet as of December 31, 2004.

      The Company entered into a new Credit Agreement (the "Credit Agreement") with its principal bank effective March 31, 2004. The Credit Agreement provides for a revolving credit facility of up to $6.0 million, which includes a subfeature under the line of credit for standby letters of credit for not more than $4.0 million. The interest rate on advances, if any, will be, at the Company's discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2005.

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

Liquidity and Capital Resources (Continued)

less than 1.10 to 1.0 with "Current Ratio" defined as total current assets divided by total current liabilities; (2) Tangible Net Worth not less than $8 million, determined at each fiscal quarter end, with "Tangible Net Worth" defined as the aggregate of total stockholders' equity plus subordinated debt less any intangible assets; (3) Total Liabilities divided by Tangible Net Worth not greater than 5.00 to 1.0, determined at each fiscal quarter end, with "Total Liabilities" defined as the aggregate of current liabilities and non-current liabilities, less subordinated debt and the deferred gain on the Company's sale and leaseback transaction, and with "Tangible Net Worth" as defined above; and
(4) net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, and pre-tax profit not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end. The Company was in compliance with all covenants at March 31, 2005.

      Management expects that current liquid assets, the funds anticipated to be generated from operations, and credit available under the Credit Agreement and other potential sources of financing, will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future. Management anticipates that the Company will renew its credit arrange-ments with its principal Bank on or before July 1, 2005 on terms and conditions which will be not less favorable than those of the current Credit Agreement.

Stock Repurchase Program

      During 1999, the Company's board of directors authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. From time to time, since inception, the board of directors has approved increases in the total number of shares or dollars authorized to be repurchased under the program. As of May 11, 2005, the repurchase program had remaining authorized availability of $443,800 for the repurchase of additional shares. The Company made no share repurchases during the first three months of 2005. Since the inception of the repurchase program through May 11, 2005, the Company has repurchased 2,053,555 shares for an aggregate price of $9,187,200 and an average price of $4.47 per share. Management anticipates that the capital necessary to continue this program will be provided by existing cash balances, cash generated from operations and other available resources.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of March 31, 2005, the Company had interest-bearing debt obligations of approximately $1.6 million, of which approximately $1.4 million bears interest at a variable rate and approximately $0.2 million at a fixed rate of interest. The variable rate debt is comprised of a $1.475 million note payable with a 10-year term, which bears interest at the three-month LIBOR rate plus 240 basis points. Based on the Company's overall interest exposure at March 31, 2005, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of March 31, 2005, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.


Item 4.  Controls and Procedures

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of March 31, 2005 were effective in providing a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                        BARRETT BUSINESS SERVICES, INC.

      There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.


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

                                          BARRETT BUSINESS SERVICES, INC.
                                          (Registrant)






Date:  May 13, 2005                       /s/ Michael D. Mulholland
                                          ---------------------------------
                                          Michael D. Mulholland
                                          Vice President - Finance
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit


31.1  Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2  Certification of the Chief Financial Officer under Rule 13a-14(a).

32    Certification pursuant to 18 U.S.C. Section 1350.