Form 10-Q
period 2005-06-30
BARRETT BUSINESS SERVICES INC
filed 2005-08-15
CIK 902791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005
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

Number of shares of common stock, $.01 par value, outstanding at August 10, 2005 was 11,000,379 shares.

                         BARRETT BUSINESS SERVICES, INC.

                                      INDEX

Part I - Financial Information                                            Page
                                                                          ----

     Item 1.Unaudited Interim Consolidated Financial Statements

            Consolidated Balance Sheets - June 30, 2005 and
            December 31, 2004................................................3

            Consolidated Statements of Operations - Three Months
            Ended June 30, 2005 and 2004.....................................4

            Consolidated Statements of Operations - Six Months
            Ended June 30, 2005 and 2004.....................................5

            Consolidated Statements of Cash Flows - Six Months
            Ended June 30, 2005 and 2004.....................................6

            Notes to Unaudited Interim Consolidated Financial Statements.....7

     Item 2.Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations......................................................13

     Item 3.Quantitative and Qualitative Disclosures About
            Market Risk.....................................................21

     Item 4.Controls and Procedures.........................................22


Part II - Other Information

     Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.....23

     Item 4.Submission of Matters to Vote of Security Holders...............23

     Item 5.Other Information...............................................23

     Item 6.Exhibits........................................................24


Signatures  ................................................................25


Exhibit Index...............................................................26

                         Part I - Financial Information
Item 1.  Financial Statements

                         BARRETT BUSINESS SERVICES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                     June 30,        December 31,
                                                                       2005             2004
                                                                    ---------         --------
                       ASSETS
Current assets:
   Cash and cash equivalents                                        $  21,662         $ 12,153
   Marketable securities                                                5,568            4,630
   Trade accounts receivable, net                                      36,420           23,840
   Prepaid expenses and other                                           2,074            1,364
   Deferred income taxes                                                5,588            4,100
   Workers' compensation receivables for insured claims                   213              213
                                                                    ---------         --------
     Total current assets                                              71,525           46,300

Goodwill, net                                                          22,516           22,516
Intangibles, net                                                           16               25
Property and equipment, net                                             4,161            4,301
Restricted marketable securities and workers' compensation
   deposits                                                             2,060            1,702
Marketable securities                                                     391                -
Deferred income taxes                                                     336              582
Other assets                                                              405              401
Workers' compensation receivables for insured claims                    4,019            4,158
                                                                    ---------         --------
                                                                    $ 105,429         $ 79,985
                                                                    =========         ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                $     348         $    348
   Income taxes payable                                                 1,264               --
   Accounts payable                                                       585              994
   Accrued payroll, payroll taxes and related benefits                 32,200           17,427
   Workers' compensation claims liabilities                             5,648            4,946
   Workers' compensation claims liabilities for insured claims            213              213
   Safety incentives liability                                          6,758            4,807
   Other accrued liabilities                                            1,255              414
                                                                    ---------         --------
     Total current liabilities                                         48,271           29,149

Long-term debt, net of current portion                                  1,168            1,441
Customer deposits                                                         670              608
Long-term workers' compensation claims liabilities                      6,712            4,840
Long-term workers' compensation claims liabilities for insured claims   4,019            4,158
Deferred gain on sale and leaseback                                       976            1,036

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 500,000 shares authorized;
     no shares issued and outstanding                                      --               --
   Common stock, $.01 par value; 20,500 shares authorized, 8,720
     and 8,611 shares issued and outstanding                               87               86
   Additional paid-in capital                                           4,724            3,874
   Other comprehensive loss                                              (181)            (354)
   Retained earnings                                                   38,983           35,147
                                                                    ---------         --------
                                                                       43,613           38,753
                                                                    ---------         --------
                                                                    $ 105,429         $ 79,985
                                                                    =========         ========



The accompanying notes are an integral part of these consolidated financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                            Three Months Ended
                                                              June 30,
                                                         ---------------------
                                                          2005          2004
                                                         -------       -------
Revenues:
   Staffing services                                     $35,637       $30,470
   Professional employer service fees                     23,994        17,234
                                                         -------       -------

     Total revenues                                       59,631        47,704
                                                         -------       -------

Cost of revenues:
   Direct payroll costs                                   26,598        22,551
   Payroll taxes and benefits                             15,303        10,649
   Workers' compensation                                   6,295         5,978
                                                         -------       -------

     Total cost of revenues                               48,196        39,178
                                                         -------       -------

     Gross margin                                         11,435         8,526

Selling, general and administrative expenses               6,251         5,367
Depreciation and amortization                                217           253
                                                         -------       -------

     Income from operations                                4,967         2,906
                                                         -------       -------

Other (expense) income:
   Interest expense                                          (27)          (23)
   Interest income                                           200            61
   Unrealized loss on marketable securities                 (350)           --
   Other                                                     (28)           --
                                                         -------       -------

     Other (expense) income                                 (205)           38
                                                         -------       -------

Income before provision for income taxes                   4,762         2,944
Provision for income taxes                                 1,857         1,104
                                                         -------       -------

     Net income                                          $ 2,905       $ 1,840
                                                         =======       =======

Basic earnings per share                                 $   .33       $   .21
                                                         =======       =======

Weighted average number of basic shares outstanding        8,717         8,573
                                                         =======       =======

Diluted earnings per share                               $   .31       $   .20
                                                         =======       =======

Weighted average number of diluted shares outstanding      9,398         9,279
                                                         =======       =======




The accompanying notes are an integral part of these consolidated financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                           Six Months Ended
                                                              June 30,
                                                       -----------------------
                                                         2005           2004
                                                       --------       --------
Revenues:
   Staffing services                                   $ 64,179       $ 55,524
   Professional employer service fees                    44,696         32,790
                                                       --------       --------

     Total revenues                                     108,875         88,314
                                                       --------       --------

Cost of revenues:
   Direct payroll costs                                  47,615         40,871
   Payroll taxes and benefits                            31,000         22,180
   Workers' compensation                                 11,701         10,332
                                                       --------       --------

     Total cost of revenues                              90,316         73,383
                                                       --------       --------

     Gross margin                                        18,559         14,931

Selling, general and administrative expenses             11,721         10,581
Depreciation and amortization                               453            495
                                                       --------       --------

     Income from operations                               6,385          3,855
                                                       --------       --------

Other (expense) income:
   Interest expense                                         (54)           (55)
   Interest income                                          347             82
   Unrealized loss on marketable securities                (350)            --
   Other                                                    (40)            32
                                                       --------       --------

     Other (expense) income                                 (97)            59
                                                       --------       --------

Income before provision for income taxes                  6,288          3,914
Provision for income taxes                                2,452          1,468
                                                       --------       --------

     Net income                                        $  3,836       $  2,446
                                                       ========       ========
Basic earnings per share                               $    .44       $    .29
                                                       ========       ========

Weighted average number of basic shares outstanding       8,681          8,565
                                                       ========       ========

Diluted earnings per share                             $    .41       $    .26
                                                       ========       ========

Weighted average number of diluted shares outstanding     9,375          9,286
                                                       ========       ========





The accompanying notes are an integral part of these consolidated financial statements.

                         BARRETT BUSINESS SERVICES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                ------------------
                                                                                 2005       2004
                                                                                -------    -------

Cash flows from operating activities:
   Net income                                                                   $ 3,836    $ 2,446
   Reconciliations of net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                  453        495
     Purchases of marketable securities                                             (20)        --
     Losses recognized on marketable securities                                     364         --
     Gain recognized on sale and leaseback                                          (60)       (61)
     Deferred income taxes                                                       (1,242)      (653)
     Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
         Trade accounts receivable, net                                         (12,580)    (9,471)
         Prepaid expenses and other                                                (710)      (847)
         Income taxes payable                                                     1,264      1,577
         Accounts payable                                                          (409)      (257)
         Accrued payroll, payroll taxes and related benefits                     14,773      7,590
         Other accrued liabilities                                                  841        805
         Workers' compensation claims liabilities                                 2,574      2,288
         Safety incentives liability                                              1,951      1,780
         Customer deposits and other assets, net                                     58         83
         Other long-term liabilities                                                 --        (45)
                                                                                -------    -------
     Net cash provided by operating activities                                   11,093      5,730
                                                                                -------    -------
Cash flows from investing activities:
   Cash paid for acquisition, including other direct costs                           --     (3,044)
   Purchase of equipment, net of amounts purchased in acquisitions                 (304)    (1,670)
   Purchase of marketable securities                                             (1,500)    (4,724)
   Proceeds from maturities of restricted marketable securities                   1,400      1,155
   Purchase of restricted marketable securities                                  (1,758)    (1,362)
                                                                                -------    -------
     Net cash used in investing activities                                       (2,162)    (9,645)
                                                                                -------    -------
Cash flows from financing activities:
   Proceeds from issuance of debt                                                    --      1,475
   Proceeds from credit-line borrowings                                             700         --
   Payments on credit-line borrowings                                              (700)        --
   Payments on long-term debt                                                      (273)      (100)
   Proceeds from the exercise of stock options                                      345        129
   Tax benefit of stock option exercises                                            506         --
                                                                                -------    -------
     Net cash provided by financing activities                                      578      1,504
                                                                                -------    -------
     Net increase (decrease) in cash and cash equivalents                         9,509     (2,411)
Cash and cash equivalents, beginning of period                                   12,153      7,785
                                                                                -------    -------
Cash and cash equivalents, end of period                                        $21,662    $ 5,374
                                                                                =======    =======
Supplemental schedule of noncash investing activities: Acquisition of other businesses:
     Cost of acquisition in excess of fair market value of net assets acquired  $    --    $ 3,807
     Tangible assets acquired                                                        --         15
     Less stock issued in connection with acquisition                                --       (778)
                                                                                -------    -------
       Net cash paid for acquisition                                            $    --    $ 3,044
                                                                                =======    =======



The accompanying notes are an integral part of these consolidated financial statements.

                         BARRETT BUSINESS SERVICES, INC.
             Notes to Consolidated Financial Statements (Unaudited)


Note 1 - Basis of Presentation of Interim Period Statements

      Barrett Business Services, Inc. ("Barrett" or the "Company"), a Maryland corporation, is engaged in providing both staffing and professional employer services to a diversified group of customers through a network of branch offices throughout California, Oregon, Washington, Idaho, Arizona, Maryland, Delaware and North Carolina. Staffing services are engaged by customers to meet short-term and long-term personnel needs. Professional employer organization ("PEO") services are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, renewable annually, which cover all employees at a particular work site.

      The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K at pages F1 - F25. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on net income or stockholders' equity.

      During May 2004, the Company formed a wholly-owned subsidiary which acquired an aircraft. The subsidiary incurred debt of $1.5 million to finance the purchase of the aircraft. The consolidated financial statements include the accounts of the subsidiary, after elimination of intercompany accounts and transactions.

Allowance for doubtful accounts

      The Company had an allowance for doubtful accounts of $323,000 and $273,000 at June 30, 2005 and at December 31, 2004, respectively. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions and changes in customers' payment trends when evaluating the adequacy of the allowance for doubtful accounts.

Workers' compensation claims

      The Company is a self-insured employer with respect to workers' compensation coverage for all its employees (including employees subject to PEO contracts) working in California, Oregon, Maryland, and Delaware. In the state of Washington, state law allows only the Company's staffing services and management employees to be covered under the

                         BARRETT BUSINESS SERVICES, INC.
       Notes to Consolidated Financial Statements (Unaudited) (Continued)


Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers' Compensation Claims (Continued)

Company's self-insured workers' compensation program. The Company maintains excess workers' compensation insurance to limit its self-insurance exposure to $1.0 million per occurrence in all states.

      The Company has provided a total of $16.6 million and $14.2 million at June 30, 2005 and December 31, 2004, respectively, as an estimated liability for unsettled workers' compensation claims liabilities. Included in the liability above are insured claims that will be paid by the Company's excess workers' compensation insurer. The Company has reported a corresponding receivable for the insured claims liability. Insured claims total $4.2 million and $4.4 million at June 30, 2005 and December 31, 2004, respectively. The estimated liability for unsettled workers' compensation claims represents management's best estimate, which includes, in part, an evaluation of information provided by the Company's third-party administrators for workers' compensation claims and the Company's independent actuary, who annually assist management to estimate the total future costs of all claims, including potential future adverse loss development. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

      Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The Company has provided $6.8 million and $4.8 million at June 30, 2005 and December 31, 2004, respectively, as an estimated liability for safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers' compensation claims cost objectives. Safety incentive payments are made only after closure of all workers' compensation claims incurred during the customer's contract period. The liability is estimated and accrued each month based upon the then-current amount of the customer's estimated workers' compensation claims reserves as established by the Company's third party administrator.

Comprehensive income (loss)

      Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to a company's stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Barrett's other comprehensive income (loss) is comprised of unrealized holding gains and losses on its publicly-traded marketable securities, net of realized gains included in net income.

                         BARRETT BUSINESS SERVICES, INC.
       Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 2 - Recent Accounting Pronouncements

      On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") 123(R), "Share-Based Payment," which is a revision of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123, however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed in the income statement over the requisite service period based on their grant-date fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under SFAS 123. The Company is currently evaluating transition alternatives and valuation methodologies for future grants. As a result, proforma compensation expense, as described in Note 6, may not be indicative of future expense to be recognized under SFAS 123(R). SFAS 123(R) must be adopted no later than January 1, 2006 and the Company expects to adopt SFAS 123(R) by such date. The effect of adoption of SFAS 123(R) on the Company's financial position or results of operations has not yet been determined.


Note 3 - Acquisition

      Effective January 1, 2004, the Company acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company with offices in Central Washington, Eastern Oregon and Southern Idaho. The acquisition provided the Company with the opportunity to geographically expand and diversify its business, particularly in the agricultural, food packing and processing industries. The Company paid $3.0 million in cash for the assets of SRTC and the selling shareholders' noncompete agreements and agreed to issue up to 203,597 shares of its common stock ("Earnout Shares"), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004. Certain contingencies remain unresolved, precluding a final calculation of the number of Earnout Shares to be issued. Effective July 12, 2005, the Company issued 76,222 Earnout Shares to SRTC in partial resolution of the remaining contingencies. Management expects that the final number of Earnout Shares to be issued will be resolved during the third quarter ending September 30, 2005. The Company has recorded estimated total Earnout Shares of 79,200 with a value of $778,000 on its consolidated balance sheet as of June 30, 2005 and December 31, 2004.

      The  transaction  resulted  in  $3.8  million  of  goodwill,   $40,000  of
intangible assets and $15,000 of fixed assets. The Company's consolidated income statements include SRTC's results of operations since January 1, 2004.


Note 4 - Basic and Diluted Earnings Per Share

      On April 15, 2005, the Company declared a 3-for-2 stock split payable as a 50% stock dividend on May 19, 2005. All share and per share amounts have been adjusted to retroactively give effect to the stock split.

                         BARRETT BUSINESS SERVICES, INC.
       Notes to Consolidated Financial Statements (Unaudited) (Continued)


Note 4 - Basic and Diluted Earnings Per Share (Continued)

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:


                                                     Three Months Ended          Six Months Ended
                                                          June 30,                    June 30,
                                                  ------------------------     ----------------------
                                                     2005         2004           2005         2004
                                                   ---------     ---------     ---------    ---------

Weighted average number of basic shares
   outstanding                                     8,716,646     8,573,273     8,681,008    8,564,376

Acquisition earnout shares                            79,200        79,200        79,200       79,200

Stock option plan shares to be issued at prices
    ranging from $0.97 to $11.83 per share           761,480       921,611       796,074      906,594

Less:    Assumed purchase at average market
         price during the period using proceeds
         received upon exercise of options and
         purchase of stock, and using tax benefits
         of compensation due to premature
         dispositions                               (159,803)     (294,621)     (181,738)    (263,805)
                                                   ---------     ---------     ---------    ---------

Weighted average number of diluted shares
   outstanding                                     9,397,523     9,279,463     9,374,544    9,286,365
                                                   =========     =========     =========    =========




Note 5 - Stock Incentive Plans

      The Company's 2003 Stock Incentive Plan (the "2003 Plan"), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 600,000. No new grants of stock options may be made under the Company's 1993 Stock Incentive Plan (the "1993 Plan"). At June 30, 2005, there were option awards covering 471,283 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, will be carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans generally become exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant. The exercise price of incentive stock options must not be less than the fair market value of the Company's stock on the date of grant.

                        BARRETT BUSINESS SERVICES, INC.
       Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 - Stock Incentive Plans (Continued)

      The following table summarizes options activity in 2005:

                                              Number
                                            of Options        Grant Prices
                                            ----------      -----------------
     Outstanding at December 31, 2004          867,104      $0.97 to  $ 11.83

     Options granted                                --
     Options exercised                        (109,139)     $1.40 to    $9.83
     Options cancelled or expired                   --
                                              --------

     Outstanding at June 30, 2005              757,965      $0.97 to  $ 11.83
                                              ========

     Exercisable at June 30, 2005              316,478
                                              ========

     Available for grant at June 30, 2005      327,105
                                              ========



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

      If compensation expense for the Company's stock-based compensation plan had been determined based on the fair market value at the grant date for awards under the 2003 Plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and income per share would have been adjusted to the pro forma amounts indicated below:

                                                      Three Months Ended          Six Months Ended
                                                            June 30,                  June 30,
                                                      --------------------      --------------------
   (in thousands, except per share amounts)            2005         2004         2005         2004
                                                      -------      -------      -------      -------
   Net income, as reported                            $ 2,905      $ 1,840      $ 3,836      $ 2,446
   Add back compensation expense recognized
     under APB No. 25                                      --           --           --           --
   Deduct: Total stock-based  compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects                                              (50)         (53)        (100)         (98)
                                                      -------      -------      -------      -------
   Net income, pro forma                              $ 2,855      $ 1,787      $ 3,736      $ 2,348
                                                      =======      =======      =======      =======
   Basic income per share, as reported                $   .33      $   .21      $   .44      $   .29
   Basic income per share, pro forma                      .33          .21          .43          .27
   Diluted income per share, as reported                  .31          .20          .41          .26
   Diluted income per share, pro forma                    .30          .19          .40          .25


                        BARRETT BUSINESS SERVICES, INC.
       Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Stock Option Compensation (Continued)

      The effects of applying SFAS No. 123 for providing pro forma disclosures for the periods presented above are not likely to be representative of the effects on reported net income for future periods because options vest over several years and additional awards generally are made each year.


Note 7 - Subsequent Events

      The Company entered into a new Credit Agreement (the "Credit Agreement") with its principal bank effective July 1, 2005. The Credit Agreement provides for an unsecured revolving credit facility of up to $4.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $4.0 million. The interest rate on advances, if any, will be, at the Company's discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The financial covenants are less restrictive than the prior credit agreement.

      On August 2, 2005, the Company completed a follow-on public offering of 1,864,000 shares of common stock priced to the public at $16.25 per share. On August 8, 2005, the Company completed the sale of an additional 320,850 shares priced to the public at $16.25 per share pursuant to the exercise of the underwriters' over-allotment option. In all, the Company sold a total of 2,184,850 shares of common stock in the offering and received total net proceeds of approximately $33.1 million after deducting underwriting discounts, commissions, and estimated offering expenses.

      On August 9, 2005, the Company entered into an agreement providing for purchase by the Company of an office building in the greater metropolitan area of Portland, Oregon for a purchase price of $8.85 million. If the transaction is completed, the Company intends to relocate its corporate headquarters to the building.

                         BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The  following   table  sets  forth  the  percentages  of  total  revenues
represented by selected items in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004.


                                                         Percentage of Total Revenues
                                                 -----------------------------------------
                                                Three Months Ended       Six Months Ended
                                                     June 30,                 June 30,
                                                 ----------------        -----------------
                                                 2005       2004         2005        2004
                                                 -----      -----        -----       -----
Revenues:
   Staffing services                              59.8 %     63.9 %       58.9 %      62.9 %
   Professional employer service fees             40.2       36.1         41.1        37.1
                                                 -----      -----        -----       -----

     Total revenues                              100.0      100.0        100.0       100.0
                                                 -----      -----        -----       -----

Cost of revenues:
   Direct payroll costs                           44.6       47.3         43.7        46.3
   Payroll taxes and benefits                     25.6       22.3         28.4        25.1
   Workers' compensation                          10.6       12.5         10.8        11.7
                                                 -----      -----        -----       -----

     Total cost of revenues                       80.8       82.1         82.9        83.1
                                                 -----      -----        -----       -----

Gross margin                                      19.2       17.9         17.1        16.9

Selling, general and administrative expenses      10.5       11.3         10.8        12.0
Depreciation and amortization                      0.4        0.5          0.4         0.6
                                                 -----      -----        -----       -----

Income from operations                             8.3        6.1          5.9         4.3

Other (expense) income                            (0.3)       0.1         (0.1)        0.1
                                                 -----      -----        -----       -----

Pretax income                                      8.0        6.2          5.8         4.4

Provision for income taxes                         3.1        2.3          2.3         1.6
                                                 -----      -----        -----       -----

     Net income                                    4.9 %      3.9 %        3.5 %       2.8 %
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

                        BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)


                                                Unaudited                     Unaudited
                                          Three Months Ended             Six Months Ended
(in thousands)                                   June 30,                      June 30,
                                          ---------------------        ----------------------
                                            2005         2004            2005         2004
                                          --------     --------        --------      --------
Revenues:
   Staffing services                      $ 35,637     $ 30,470        $ 64,179      $ 55,524
   Professional employer services          147,945       97,984         276,496       189,704
                                          --------     --------        --------      --------

     Total revenues                        183,582      128,454         340,675       245,228
                                          --------     --------        --------      --------

Cost of revenues:
   Direct payroll costs                    148,927      102,390         276,324       195,757
   Payroll taxes and benefits               15,303       10,648          31,000        22,179
   Workers' compensation                     7,917        6,890          14,792        12,361
                                          --------     --------        --------      --------

     Total cost of revenues                172,147      119,928         322,116       230,297
                                          --------     --------        --------      --------

Gross margin                              $ 11,435     $  8,526        $ 18,559      $ 14,931
                                          ========     ========        ========      ========




      A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:



                                                            Unaudited
                                                  Three Months Ended June 30,
                           ------------------------------------------------------------------------
                              Gross Revenue                                        Net Revenue
(in thousands)               Reporting Method           Reclassification          Reporting Method
                           --------------------     -----------------------     -------------------
                            2005        2004         2005          2004          2005        2004
                           --------    --------     ---------    ----------     -------     -------
Revenues:
   Staffing services       $ 35,637    $ 30,470     $      --     $     --      $35,637     $30,470
   Professional employer
     services               147,945      97,984      (123,951)     (80,750)      23,994      17,234
                           --------    --------     ---------    ----------     -------     -------
     Total revenues        $183,582    $128,454     $(123,951)    $(80,750)     $59,631     $47,704
                           ========    ========     =========     ========      =======     =======

Cost of revenues           $172,147    $119,928     $(123,951)    $(80,750)     $48,196     $39,178
                           ========    ========     =========     ========      =======     =======


                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)


                                                    Six Months Ended June 30,
                           ------------------------------------------------------------------------
                             Gross Revenue                                          Net Revenue
(in thousands)              Reporting Method           Reclassification          Reporting Method
                           --------------------     ----------------------     --------------------
                             2005        2004         2005          2004         2005        2004
                           --------    --------     ---------    ---------     --------     -------
Revenues:
   Staffing services       $ 64,179    $ 55,524     $      --    $      --     $ 64,179     $55,524
   Professional employer
     services               276,496     189,704      (231,800)    (156,914)      44,696      32,790
                           --------    --------     ---------    ---------     --------     -------
     Total revenues        $340,675    $245,228     $(231,800)   $(156,914)    $108,875     $88,314
                           ========    ========     =========    =========     ========     =======
Cost of revenues           $322,116    $230,297     $(231,800)   $(156,914)     $90,316     $73,383
                           ========    ========     =========    =========     ========     =======



Three months ended June 30, 2005 and 2004

      Net income for the second quarter of 2005 amounted to $2.9 million, an improvement of 61.1% or $1.1 million over net income of $1.8 million for the second quarter of 2004. The improvement for the second quarter of 2005 was primarily due to higher gross margin dollars as a result of significant growth in professional employer ("PEO") services business, partially offset by higher selling, general and administrative expenses. Diluted earnings per share for the second quarter of 2005 was $.31 compared to $.20 for the comparable 2004 period. The Company's improved operating results continue to reflect, in part, growing market acceptance of the business process outsourcing model, market share gains owing to strong branch-level management and to the competitive advantage of offering a broad array of human resource management services through its PEO arrangements. The Company expects this favorable trend to continue for the foreseeable future, particularly in California, principally due to business opportunities available as a qualified self-insured employer for workers' compensation coverage resulting from ongoing adverse conditions in the workers' compensation insurance market in that state.

      Revenues for the second quarter of 2005 totaled $59.6 million, an increase of approximately $11.9 million or 24.9%, which reflects significant growth in the Company's PEO service fee revenue, combined with an increase in staffing services revenue.

      PEO service fee revenue increased approximately $6.7 million or 39.0% over the 2004 second quarter primarily due to increased demand for the Company's broad array of competitively priced human resource management services that satisfy customers' needs. At June 30, 2005, the Company had approximately 740 PEO clients as compared to approximately 515 PEO clients at June 30, 2004. Management believes that the favorable trend in PEO revenues will continue for the foreseeable future.

                         BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2005 and 2004 (Continued)

      Staffing services revenue increased approximately $5.2 million or 17.0% over the comparable 2004 quarter primarily due to improved economic conditions for such services in the majority of areas in which the Company operates. During the three months ended June 30, 2005, the Company served approximately 1,000 staffing services customers, which compares to approximately 1,000 customers during the comparable period of 2004. Although the number of customers remained at a similar level in the 2005 period as compared to the comparable period of 2004, the increase in staffing services revenues reflects increased business activity with certain customers owing to their size of operation, as well as with the customers whose demand for the Company's services increased. Management expects demand for the Company's staffing services will continue to reflect overall economic conditions in its market areas.

      Gross margin for the second quarter of 2005 totaled approximately $11.4 million, which represented an increase of $2.9 million or 34.1% over the second quarter of 2004, primarily due to the 24.9% increase in revenues. The gross margin percent increased from 17.9% of revenues for the second quarter of 2004 to 19.2% for the second quarter of 2005. The increase in the gross margin percentage was due to lower direct payroll costs and lower workers' compensation expense, offset in part by higher payroll taxes and benefits, all expressed as a percent of revenues. The decline in direct payroll costs, as a percentage of revenues, from 47.3 for the second quarter of 2004 to 44.6% for the second quarter of 2005 reflects the shift from staffing services to PEO services in the relative mix of services to the Company's customer base and the effect of each customer's unique mark-up percent. Workers' compensation expense, as a percent of revenues, declined from 12.5% in the second quarter of 2004 to 10.6% in the second quarter of 2005. Workers' compensation expense for the second quarter of 2005 totaled $6.3 million, which compares to $6.0 million for the second quarter of 2004. The increase in workers' compensation expense in total dollars was generally due to increased business activity in California, where injury claims are more costly as compared to other states in which the Company operates as well as to the effect from an increased provision for the future estimated costs of existing claims. The increase in payroll taxes and benefits, as a percentage of revenues, from 22.3% for the second quarter of 2004 to 25.6% for the second quarter of 2005, was largely due to the effect of significant growth in PEO services, offset in part by slightly lower effective state unemployment tax rates in various states in which the Company operates as compared to the second quarter of 2004.

      Selling, general and administrative ("SG&A") expenses for the second quarter of 2005 amounted to approximately $6.3 million, an increase of $884,000 or 16.5% over the second quarter of 2004. The increase over the second quarter of 2004 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company's PEO business. SG&A expenses, as a percent of revenues, declined from 11.3% in the second quarter of 2004 to 10.5% in the second quarter of 2005.

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2005 and 2004 (Continued)

      Other expense for the second quarter of 2005 was $205,000 compared to other income of $38,000 for the second quarter of 2004. During second quarter 2005, the Company recognized a $350,000 other than temporary impairment loss on a bond fund it owns, which fund is comprised of treasury inflation protected securities, commonly known as TIPS.


Six months ended June 30, 2005 and 2004

      Net income for the six months ended June 30, 2005 was $3.8 million an improvement of 58.3% or $1.4 million over net income of $2.4 million for the first six months of 2004. The improvement for first six months of 2005 was primarily due to higher gross margin dollars as a result of significant growth in PEO services business, partially offset by higher SG&A expenses. Diluted earnings per share for the first six months of 2005 was $.41 compared to $.26 for the comparable 2004 period.

      Revenues for the six months ended June 30, 2005 totaled $108.9 million, an increase of approximately $20.6 million or 23.3%, which reflects significant growth in the Company's PEO service fee revenue, combined with an increase in staffing services revenue.

      PEO service fee revenue increased approximately $11.9 million or 36.3%. Staffing services revenue increased approximately $8.7 million or 15.7% over the comparable 2004 quarter. Management believes that the trends driving PEO service fee revenue and staffing services revenue for the six months ended June 30, 2005 are consistent with the trends driving such revenues for the three months ended June 30, 2005, as described above.

      Gross margin for the six months ended June 30, 2005 totaled approximately $18.6 million, which represented an increase of $3.6 million or 24.2% over the similar period of 2004, primarily due to the 23.3% increase in revenues. The gross margin percent increased from 16.9% of revenues for the first six months of 2004 to 17.1% for the first six months of 2005. The increase in the gross margin percentage was due to lower direct payroll costs and lower workers' compensation expense, offset in part by higher payroll taxes and benefits, all expressed as a percent of revenues. The decline in direct payroll costs, as a percentage of revenues, from 46.3% for the first six months of 2004 to 43.7% for the first six months of 2005 reflects the shift in the relative mix of services to the Company's customer base and the effect of each customer's unique mark-up percent. Workers' compensation expense, as a percentage of revenues, declined from 11.7% for the first six months of 2004 to 10.8% for the first six-months of 2005. Workers' compensation expense for the six months ended June 30, 2005 totaled $11.7 million, which compares to $10.3 million for the first six months of 2004. The increase in workers' compensation expense in terms of total dollars was generally due to an increased provision for the future estimated costs of existing claims, as well as to the effect from increased business activity in California, where injury claims are more costly as compared to other states

                        BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2005 and 2004 (Continued)

in which the Company operates. The increase in payroll taxes and benefits, as a percentage of revenues, from 25.1% for the first six months of 2004 to 28.4% for the first six months of 2005, was due primarily to the effect of significant growth in PEO services, partially offset by slightly lower effective state unemployment tax rates in various states in which the Company operates as compared to the first six months of 2004.

      SG&A expenses for the six months ended June 30, 2005 amounted to approximately $11.7 million, an increase of $1.1 million or 10.4% over the similar period of 2004. The increase over the first six months of 2004 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company's PEO business. SG&A expenses, as a percent of revenues, declined from 12.0% in the first six months of 2004 to 10.8% in the first six months of 2005.

      Other expense for the six months ended June 30, 2005 was $97,000 compared to other income of $59,000 for the comparable period of 2004.

Factors Affecting Quarterly Results

      The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers' compensation, demand and competition for the Company's services and the effect of acquisitions. The Company's revenue levels may fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its PEO clients in the agriculture, food processing and forest products-related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded on a per employee basis. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. Adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company's estimated workers' compensation expense.

Liquidity and Capital Resources

      The Company's cash position of $21.7 million at June 30, 2005, increased by $9.5 million over December 31, 2004, which compares to a decrease of $2.4 million for the comparable period in 2004. The increase in cash at June 30, 2005, as compared to December 31, 2004, was primarily due to net cash provided by operating activities.

                        BARRETT BUSINESS SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

      Net cash provided by operating activities for the six months ended June 30, 2005 amounted to $11.1 million, as compared to net cash provided by operating activities of $5.7 million for the comparable 2004 period. For the six months ended June 30, 2005, cash flow was provided by net income of $3.8 million, together with increases in accrued payroll and related benefits of $14.8 million and increases in workers' compensation claims liabilities and safety incentives liabilities totaling $4.5 million, offset in part by an increase of $12.6 million in trade accounts receivable.

      Net cash used in investing activities totaled $2.2 million for the six months ended June 30, 2005, compared to net cash used in investing activities of $9.6 million for the similar 2004 period. For the 2005 period, the principal uses of cash for investing activities were net purchases of restricted marketable securities of $1.8 million, purchases of marketable securities of $1.5 million and purchases of equipment of $304,000, offset in part by net proceeds totaling $1.4 million from maturities of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers' compensation surety deposit purposes. The Company presently has no material long-term capital commitments, other than its agreement to purchase, subject to a due diligence review, an office building for $8.85 million as described in Note 7 to the unaudited interim consolidated financial statements included in this report.

      Net cash provided by financing activities for the six-month period ended June 30, 2005 was $578,000 compared to net cash used in financing activities of $1.5 million for the similar 2004 period. For the 2005 period, the principal source of cash from financing activities was $851,000 in proceeds from exercise of stock options and the related tax benefit of stock option exercises, partially offset by payments on long-term debt of $273,000.

      As disclosed in Note 3 to the unaudited interim consolidated financial statements included in this report, the Company acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company headquartered in Central Washington state, effective January 1, 2004. As consideration for the acquisition, the Company paid $3.0 million in cash and agreed to issue up to 203,597 shares of its common stock ("Earnout Shares"), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar year 2004. Certain contingencies remain unresolved, precluding a final calculation of the number of Earnout Shares to be issued. Effective July 12, 2005, the Company issued 76,222 Earnout Shares to SRTC in partial resolution of the remaining contingencies. Management expects that the final number of Earnout Shares to be issued will be resolved during the third quarter ending September 30, 2005. The Company has recorded estimated Earnout Shares of 79,200 with a value of $778,000 on its consolidated balance sheet as of June 30, 2005 and December 31, 2004.

      The Company's business strategy continues to focus on growth through the expansion of operations at existing offices, together with the selective acquisition of additional personnel-related business, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated.

                         BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

      The Company was in compliance with all covenants at June 30, 2005 for the bank credit agreement that expired on the same date. The Company entered into a new Credit Agreement (the "Credit Agreement") with its principal bank effective July 1, 2005. The Credit Agreement provides for an unsecured revolving credit facility of up to $4.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $4.0 million. The interest rate on advances, if any, will be, at the Company's discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2006.

      Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) a Current Ratio not less than 1.10 or 1.0 with "Current Ratio" defined as total current assets divided by total current liabilities; (2) net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, and (3) pre-tax profit of not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end.

      In August 2005, the Company completed its follow-on public offering of a total of 2,184,850 shares of its common stock at a price to the public of $16.25 per share, resulting in net proceeds to the Company of approximately $33.1 million after deducting underwriting discounts, commissions and estimated offering expenses.

      In addition, on August 9, 2005, the Company entered into a purchase and sale agreement pursuant to which it has agreed to acquire an office building for a purchase price of $8.85 million. If the transaction is completed, the Company plans to move its headquarters to the new building. The acquisition will be funded from available liquid assets.

      Management expects that current liquid assets, the funds anticipated to be generated from operations, proceeds from the Company's recent follow-on equity offering and credit available under the Credit Agreement will be sufficient in the aggregate to fund the Company's working capital needs for the foreseeable future.

Stock Repurchase Program

      During 1999, the Company's board of directors (the "Board") authorized a stock repurchase program to repurchase common shares from time to time in open market purchases. From time to time, since inception, the Board has approved increases in the total number of shares or dollars authorized to be repurchased under the program. The Company has made no share repurchases since August 2003. Since the inception of the repurchase program in 1999, the Company has repurchased 3,080,333 shares for an aggregate price of $9.2 million and an average price of $2.98 per share. In July 2005, the Board terminated the repurchase program.

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

Forward-Looking Information

      Statements in this report which are not historical in nature, including discussion of economic conditions in the Company's market areas and effect on revenue growth, the potential for and effect of recent and future acquisitions, the effect of changes in the Company's mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the effectiveness of the Company's management information systems, and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, material deviations from expected future workers' compensation claims experience, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company's future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company's status as a qualified self-insured employer for workers' compensation coverage, and the effect of the Company's recent follow-on equity offering. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk for changes in interest rates primarily relates to the Company's short-term and long-term debt obligations. As of June 30, 2005, the Company had interest-bearing debt obligations of approximately $1.5 million, of which approximately $1.3 million bears interest at a variable rate and approximately $0.2 million at a fixed rate of interest. The variable rate debt is comprised of a $1.475 million note payable with a 10-year term, which bears interest at the three-month LIBOR rate plus 240 basis points. Based on the Company's overall interest exposure at June 30, 2005, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company's long-term debt or its results of operations. As of June 30, 2005, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

                         BARRETT BUSINESS SERVICES, INC.

Item 4.  Controls and Procedures

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of June 30, 2005 were effective in providing a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                         BARRETT BUSINESS SERVICES, INC.

                           Part II - Other Information


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      Effective July 12, 2005, the Company issued 76,222 shares of its Common Stock (the "SRTC Shares") to Skills Resource Training Center ("SRTC") in partial resolution of the Company's obligations to SRTC under the purchase agreement pursuant to which the Company acquired certain assets of SRTC. The SRTC Shares were issued to SRTC in a transaction that was exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) of such act. Because the shares were issued in partial consideration for the acquisition of business, the Company received no cash proceeds from the issuance of the SRTC Shares.


Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its 2005 annual meeting of stockholders on May 12, 2005. The following directors were elected at the annual meeting:

                                          For       Withheld    Exception
                                       ----------   ----------  -----------

      Thomas J. Carley                 5,540,877      109,520
      James B. Hicks, Ph.D.            5,540,737      109,660
      Jon L. Justesen                  5,646,477        3,920
      Anthony Meeker                   5,598,677       51,720
      Nancy B. Sherertz                5,526,249      124,148
      William W. Sherertz              5,573,949       76,448


Item 5.  Other Information

      On August 9, 2005, the board of directors approved amendments to the Company's bylaws intended to modernize the meeting notice provisions of the bylaws, as permitted by amendments to the Maryland General Corporation Law, and to reduce to 24 hours the amount of advance notice required to be given to directors in the event of a special meeting. Other changes reduced the required number of members of a board committee from two to one and otherwise conformed bylaw language to that of the Maryland General Corporation Law, as amended. The text of amendments to the bylaws are included as Exhibit 3.1 to this report and incorporated herein by reference.

      Effective as of August 9, 2005, the Company entered into a Real Estate Purchase and Sale Agreement with Schnitzer Investment Corp. pursuant to which it has agreed to purchase an office building located in the greater Portland, Oregon metropolitan area. The purchase price for the building is $8.85 million. Under the terms of the purchase and sale agreement, the Company has up to 30 days to complete its due diligence review of the property. If due diligence is completed to the Company's satisfaction and the building purchase is completed, the Company intends to move its corporate headquarters to the new location.

Item 6.  Exhibits

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

                                          BARRETT BUSINESS SERVICES, INC.
                                          (Registrant)






Date:  August 15, 2005                    /s/ Michael D. Mulholland
                                          ---------------------------------
                                          Michael D. Mulholland
                                          Vice President - Finance
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit


3.1   Amendments to Bylaws of the Company.

3.2   Bylaws of the Company, as amended.

10.1 Real Estate Purchase and Sale Agreement dated August 9, 2005, between Schnitzer Investment Corp. and the Company.

31.1  Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2  Certification of the Chief Financial Officer under Rule 13a-14(a).

32    Certification pursuant to 18 U.S.C. Section 1350.