Form 10-Q
period 2005-09-30
BARRETT BUSINESS SERVICES INC
filed 2005-11-14
CIK 902791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005
Commission File No. 0-21886

BARRETT BUSINESS SERVICES, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-0812977 (IRS Employer Identification No.)
4724 SW Macadam Avenue Portland, Oregon (Address of principal executive offices)	97239 (Zip Code)

(503) 220-0988

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Number of shares of common stock, $.01 par value, outstanding at October 31, 2005 was 11,002,254 shares.

BARRETT BUSINESS SERVICES, INC.

Part I — Financial Information

Item 1. Financial Statements

BARRETT BUSINESS SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

ASSETS	September 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$50,408	$12,153
Marketable securities	3,680	4,630
Trade accounts receivable, net	35,558	23,840
Prepaid expenses and other	1,507	1,364
Deferred income taxes	6,484	4,100
Workers' compensation receivables for insured claims	213	213

Total current assets	97,850	46,300
Marketable securities	394	—
Goodwill, net	22,516	22,516
Intangibles, net	10	25
Property and equipment, net	12,950	4,301
Restricted marketable securities and workers' compensation
deposits	2,052	1,702
Deferred income taxes	124	582
Other assets	400	401
Workers' compensation receivables for insured claims	3,949	4,158

	$140,245	$79,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,350	$994
Accrued payroll, payroll taxes and related benefits	28,040	17,427
Other accrued liabilities	464	414
Income taxes payable	1,261	—
Workers' compensation claims liabilities	6,062	4,946
Workers' compensation claims liabilities for insured claims	213	213
Safety incentives liability	7,834	4,807
Current portion of long-term debt	348	348

Total current liabilities	45,572	29,149
Long-term debt, net of current portion	1,131	1,441
Customer deposits	663	608
Long-term workers' compensation claims liabilities	6,913	4,840
Long-term workers' compensation claims liabilities for insured claims	3,949	4,158
Deferred gain on sale and leaseback	945	1,036
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 11,002
and 8,611 shares issued and outstanding	110	86
Additional paid-in capital	37,830	3,874
Other comprehensive loss	(191)	(354)
Retained earnings	43,323	35,147

	81,072	38,753

	$140,245	$79,985

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2005	2004
Revenues:
Staffing services	$36,668	$35,673
Professional employer service fees	27,883	19,006

Total revenues	64,551	54,679

Cost of revenues:
Direct payroll costs	27,527	26,436
Payroll taxes and benefits	16,651	11,376
Workers' compensation	6,664	6,505

Total cost of revenues	50,842	44,317

Gross margin	13,709	10,362
Selling, general and administrative expenses	6,906	5,993
Depreciation and amortization	239	257

Income from operations	6,564	4,112

Other income:
Interest expense	(26)	(22)
Investment income, net	377	95
Other	(26)	—

Other income	325	73

Income before provision for income taxes	6,889	4,185
Provision for income taxes	2,549	1,737

Net income	$4,340	$2,448

Basic earnings per share	$.43	$.28

Weighted average number of basic shares outstanding	10,209	8,608

Diluted earnings per share	$.40	$.26

Weighted average number of diluted shares outstanding	10,884	9,295

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2005	2004
Revenues:
Staffing services	$100,847	$91,197
Professional employer service fees	72,579	51,796

Total revenues	173,426	142,993

Cost of revenues:
Direct payroll costs	75,142	67,307
Payroll taxes and benefits	47,651	33,556
Workers' compensation	18,365	16,837

Total cost of revenues	141,158	117,700

Gross margin	32,268	25,293
Selling, general and administrative expenses	18,627	16,574
Depreciation and amortization	692	752

Income from operations	12,949	7,967

Other income:
Interest expense	(80)	(77)
Investment income, net	724	177
Unrealized loss on marketable securities	(350)	—
Other	(66)	32

Other income	228	132

Income before provision for income taxes	13,177	8,099
Provision for income taxes	5,001	3,205

Net income	$8,176	$4,894

Basic earnings per share	$.89	$.57

Weighted average number of basic shares outstanding	9,190	8,580

Diluted earnings per share	$.83	$.53

Weighted average number of diluted shares outstanding	9,878	9,289

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$8,176	$4,894
Reconciliations of net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	692	752
Purchases of marketable securities	(42)	—
Losses recognized on marketable securities	394	—
Gain recognized on sale and leaseback	(91)	(91)
Deferred income taxes	(1,926)	(2,689)
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(11,718)	(12,056)
Prepaid expenses and other	(143)	(285)
Accounts payable	356	(297)
Accrued payroll, payroll taxes and related benefits	10,613	9,948
Other accrued liabilities	50	245
Income taxes payable	1,261	2,853
Workers' compensation claims liabilities	3,189	4,636
Safety incentives liability	3,027	2,527
Customer deposits and other assets, net	56	83
Other long-term liabilities	—	(45)

Net cash provided by operating activities	13,894	10,475

Cash flows from investing activities:
Cash paid for acquisition, including other direct costs	—	(3,044)
Purchase of property and equipment, net of amounts purchased in acquisitions	(9,326)	(1,801)
Proceeds from sales of marketable securities	1,867	—
Purchase of marketable securities	(1,500)	(4,781)
Proceeds from maturities of restricted marketable securities	1,857	1,463
Purchase of restricted marketable securities	(2,207)	(1,591)

Net cash used in investing activities	(9,309)	(9,754)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	32,981	—
Proceeds from issuance of debt	—	1,475
Proceeds from credit-line borrowings	700	148
Payments on credit-line borrowings	(700)	(148)
Payments on long-term debt	(310)	(137)
Proceeds from the exercise of stock options	379	165
Tax benefit of stock option exercises	620	—

Net cash provided by financing activities	33,670	1,503

Net increase in cash and cash equivalents	38,255	2,224
Cash and cash equivalents, beginning of period	12,153	7,785

Cash and cash equivalents, end of period	$50,408	$10,009

Supplemental schedule of noncash investing activities:
Acquisition of other businesses:
Cost of acquisition in excess of fair market value of net assets acquired	$—	$3,807
Tangible assets acquired	—	15
Less stock issued in connection with acquisition	—	(778)

Net cash paid for acquisition	$—	$3,044

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation of Interim Period Statements

        The accompanying consolidated financial statements are unaudited and have been prepared by the Barrett Business Services Inc. (“Barrett” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K at pages F1 — F25. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on net income or stockholders’ equity.

        During May 2004, the Company formed a wholly-owned subsidiary which acquired an aircraft. The subsidiary incurred debt of $1.5 million to finance the purchase of the aircraft. The consolidated financial statements include the accounts of the subsidiary, after elimination of intercompany accounts and transactions.

Allowance for doubtful accounts

        The Company had an allowance for doubtful accounts of $282,000 and $273,000 at September 30, 2005 and at December 31, 2004, respectively. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts.

Workers’ compensation claims

        The Company is a self-insured employer with respect to workers’ compensation coverage for all its employees (including employees subject to PEO contracts) working in California, Oregon, Maryland and Delaware. In the state of Washington, state law allows only the Company’s staffing services and management employees to be covered under the Company’s self-insured workers’ compensation program. The Company maintains excess workers’ compensation insurance to limit its self-insurance exposure to $1.0 million per occurrence in all states.

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 — Basis of Presentation of Interim Period Statements (Continued)

Workers’ compensation claims (continued)

        The Company has provided a total of $17.1 million and $14.2 million at September 30, 2005 and December 31, 2004, respectively, as an estimated liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s excess workers’ compensation insurer. The Company has reported a corresponding receivable for the insured claims liability. Insured claims total $4.2 million and $4.4 million at September 30, 2005 and December 31, 2004, respectively. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes, in part, an evaluation of information provided by the Company’s third-party administrators for workers’ compensation claims and the Company’s independent actuary, who annually assist management to estimate the total future costs of all claims, including potential future adverse loss development. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

        Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The Company has provided $7.8 million and $4.8 million at September 30, 2005 and December 31, 2004, respectively, as an estimated liability for safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s third party administrator.

Comprehensive income (loss)

        Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on its publicly-traded marketable securities designated as “available-for-sale”, net of realized gains included in net income.

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 2 — Recent Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) 123(R), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123, however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed in the income statement over the requisite service period based on their grant-date fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under SFAS 123. The Company is currently evaluating transition alternatives and valuation methodologies for future grants. As a result, proforma compensation expense, as described in Note 6, may not be indicative of future expense to be recognized under SFAS 123(R). SFAS 123(R) must be adopted no later than January 1, 2006 and the Company expects to adopt SFAS 123(R) by such date. The effect of adoption of SFAS 123(R) on the Company’s financial position or results of operations has not yet been determined.

Note 3 - Acquisition

        Effective January 1, 2004, the Company acquired certain assets of Skills Resource Training Center (“SRTC”), a staffing services company with offices in Central Washington, Eastern Oregon and Southern Idaho. The acquisition provided the Company with the opportunity to geographically expand and diversify its business, particularly in the agricultural, food packing and processing industries. The Company paid $3.0 million in cash for the assets of SRTC and the selling shareholders’ noncompete agreements and agreed to issue up to 203,597 shares of its common stock (“Earnout Shares”), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004. Certain contingencies remain unresolved, precluding a final calculation of the number of Earnout Shares to be issued. Effective July 12, 2005, the Company issued 76,222 Earnout Shares to SRTC in partial resolution of the remaining contingencies. Management expects that the final number of Earnout Shares to be issued will be determined when all contingencies have been resolved. The Company has recorded estimated total Earnout Shares of 79,200 with a value of $778,000 on its consolidated balance sheet as of September 30, 2005 and December 31, 2004.

        The transaction resulted in $3.8 million of goodwill, $40,000 of intangible assets and $15,000 of fixed assets. The Company’s consolidated statements of operations include SRTC’s results of operations since January 1, 2004.

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 — Basic and Diluted Earnings Per Share

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

        Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average number of basic shares
outstanding	10,208,811	8,608,053	9,190,276	8,578,935
Acquisition earnout shares	9,470	79,200	55,957	79,200
Stock option plan shares to be issued at prices
ranging from $0.97 to $17.50 per share	971,230	874,445	854,460	895,878
Less: Assumed purchase at average market price during the period using proceeds received upon exercise of options and purchase of stock	(305,026)	(266,465	(222,834)	(264,692)

Weighted average number of diluted shares
outstanding	10,884,485	9,295,233	9,877,859	9,289,321

Note 5 — Stock Incentive Plans

        The Company’s 2003 Stock Incentive Plan (the “2003 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 600,000. No new grants of stock options may be made under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”). At September 30, 2005, there were option awards covering 462,618 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, will be carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options issued prior to July 1, 2005, under both plans generally become exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant. The exercise price of incentive stock options must not be less than the fair market value of the Company’s stock on the date of grant. During July 2005, the Company granted 233,228 fully vested, immediately exercisable options to directors, officers and employees. The primary purpose for granting fully vested

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 — Stock Incentive Plans (Continued)

options was to eliminate future compensation expense the company would otherwise recognize in its statement of operations with respect to these options subsequent to the January 1, 2006 effective date of SFAS 123 (R).

        The following table summarizes options activity in 2005:

	Number of Options	Grant Prices
Outstanding at December 31, 2004	867,104	$0.97	to	$11.83
Options granted	233,228	$15.20	to	$17.50
Options exercised	(130,179)	$1.40	to	$9.83
Options cancelled or expired	—

Outstanding at September 30, 2005	970,153	$0.97	to	$17.50

Exercisable at September 30, 2005	643,790

Available for grant at September 30, 2005	93,877

Note 6 — Stock Option Compensation

        The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock incentive plan. Accordingly, no compensation expense has been recognized for its stock option grants issued at the then-current market price because the exercise price of the employee stock options equals the market price of the underlying stock on the date of the grant.

        If compensation expense for the Company’s stock-based compensation plan had been determined based on the fair market value at the grant date for awards under the 2003 Plan consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and income per share would have been adjusted to the pro forma amounts indicated below:

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 — Stock Option Compensation (Continued)

	Three Months Ended Setember 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$4,340	$2,448	$8,176	$4,894
Add back compensation expense recognized
under APB No. 25	—	—	—	—
Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(1,198)	(56)	(1,297)	(154)

Net income, pro forma	$3,142	$2,392	$6,879	$4,740

Basic income per share, as reported	$.43	$.28	$.89	$.57
Basic income per share, pro forma	.31	.28	.75	.55
Diluted income per share, as reported	.40	.26	.83	.53
Diluted income per share, pro forma	.29	.26	.70	.51

        The effects of applying SFAS No. 123 for providing pro forma disclosures for the periods presented above are not likely to be representative of the effects on reported net income for future periods.

Note 7 – Common Stock

        On August 2, 2005, the Company completed a follow-on public offering of 1,864,000 shares of common stock priced to the public at $16.25 per share. On August 8, 2005, the Company completed the sale of an additional 320,850 shares priced to the public at $16.25 per share pursuant to the exercise of the underwriters’ over-allotment option. In all, the Company sold a total of 2,184,850 shares of common stock in the offering and received total net proceeds of approximately $33.0 million after deducting underwriting discounts, commissions and offering expenses.

Note 8 – Acquisition of Building

        On September 1, 2005, the Company acquired an office building located in the greater Portland, Oregon metropolitan area for $8.85 million in cash. The Company intends to move its corporate headquarters to the new location in the near future.

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Barrett Business Services, Inc., a Maryland corporation, offers a comprehensive range of human resource management services to help small and medium-sized businesses manage the increasing costs and complexities of a broad array of employment-related issues. The Company’s principal services, professional employer organization (“PEO”) services and staffing services, assists its clients in leveraging their investment in human capital. The Company believes that the combination of these two principal services enables it to provide clients with a unique blend of services not offered by the Company’s competition. Barrett’s platform of outsourced human resource management services is built upon expertise in payroll processing, employee benefits and administration, workers’ compensation coverage, effective risk management and workplace safety programs and human resource administration.

        In a PEO arrangement, the Company enters into a contract to become a co-employer of the client’s existing workforce and Barrett assumes responsibility for some or all of the client’s human resource management responsibilities. PEO services are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, renewable annually, which cover all employees at a particular work site. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing and comprehensive on-site management. The Company’s staffing services also include direct placement services, which involve fee-based search efforts for specific employee candidates at the request of PEO clients, staffing customers or other companies.

        The Company’s ability to offer clients a broad mix of services allows Barrett to effectively become the human resource department and a strategic business partner for its clients. The Company believes its approach to human resource management services is designed to positively affect its clients’ business results by:

        • allowing clients to focus on core business activities instead of human resource matters;

        • increasing clients' productivity by improving employee satisfaction and generating greater employee retention;

        • reducing overall payroll expenses due to lower workers' compensation and health insurance costs; and

        • assisting clients in complying with complex and evolving human resource-related regulatory and tax issues.

        The Company serves a growing and diverse client base of small and medium-sized businesses in a wide variety of industries through a network of branch offices in California, Oregon, Washington, Idaho, Arizona, Maryland, Delaware and North Carolina. Barrett also has several smaller recruiting offices in its general market areas, which are under the direction of a branch office.

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

        The following table sets forth the percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004.

	Percentage of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Staffing services	56.8%	65.2%	58.1%	63.8%
Professional employer service fees	43.2	34.8	41.9	36.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	42.7	48.3	43.3	47.1
Payroll taxes and benefits	25.8	20.8	27.5	23.4
Workers' compensation	10.3	11.9	10.6	11.8

Total cost of revenues	78.8	81.0	81.4	82.3

Gross margin	21.2	19.0	18.6	17.7
Selling, general and administrative expenses	10.7	11.0	10.7	11.6
Depreciation and amortization	0.3	0.5	0.4	0.5

Income from operations	10.2	7.5	7.5	5.6
Other income	0.5	0.2	0.1	0.1

Pretax income	10.7	7.7	7.6	5.7
Provision for income taxes	4.0	3.2	2.9	2.3

Net income	6.7%	4.5%	4.7%	3.4%

        The Company changed its reporting of PEO revenues from a gross basis to a net basis in 2002 because it was determined that the Company was not the primary obligor for the services provided by employees pursuant to its PEO contracts with its customers. Gross revenue information, although not in accordance with GAAP, is presented below because management believes such information is more informative as to the level of the Company’s business activity and more useful in managing its operations.

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

(in thousands)	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Staffing services	$36,668	$35,673	$100,847	$91,197
Professional employer services	175,404	109,435	451,900	299,139

Total revenues	212,072	145,108	552,747	390,336

Cost of revenues:
Direct payroll costs	172,994	115,580	449,318	311,337
Payroll taxes and benefits	16,651	11,376	47,651	33,555
Workers' compensation	8,718	7,790	23,510	20,151

Total cost of revenues	198,363	134,746	520,479	365,043

Gross margin	$13,709	$10,362	$32,268	$25,293

        A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited Three Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2005	2004	2005	2004	2005	2004
Revenues:
Staffing services	$36,668	$35,673	$—	$—	$36,668	$35,673
Professional employer
services	175,404	109,435	(147,521)	(90,429)	27,883	19,006

Total revenues	$212,072	$145,108	$(147,521)	$(90,429)	$64,551	$54,679

Cost of revenues	$198,363	$134,746	$(147,521)	$(90,429)	$50,842	$44,317

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

	Unaudited Nine Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2005	2004	2005	2004	2005	2004
Revenues:
Staffing services	$100,847	$91,197	$—	$—	$100,847	$91,197
Professional employer
services	451,900	299,139	(379,321)	(247,343)	72,579	51,796

Total revenues	$552,747	$390,336	$(379,321)	$(247,343)	$173,426	$142,993

Cost of revenues	$520,479	$365,043	$(379,321)	$(247,343)	$141,158	$117,700

Three months ended September 30, 2005 and 2004

        Net income for the third quarter of 2005 amounted to $4.3 million, an improvement of 77.3% or $1.9 million over net income of $2.4 million for the third quarter of 2004. The improvement for the third quarter of 2005 was primarily due to higher gross margin dollars as a result of significant growth in professional employer (“PEO”) services business, partially offset by higher selling, general and administrative expenses. Diluted earnings per share for the third quarter of 2005 was $.40 compared to $.26 for the comparable 2004 period. The Company’s improved operating results continue to reflect, in part, growing market acceptance of the business process outsourcing model, market share gains owing to strong branch-level management and to the competitive advantage of offering a broad array of human resource management services through its PEO arrangements. The Company expects this favorable trend to continue for the foreseeable future, particularly in California, principally due to business opportunities available to the Company as a qualified self-insured employer for workers’ compensation coverage resulting from ongoing adverse conditions in the workers’ compensation insurance market in that state.

        Revenues for the third quarter of 2005 totaled $64.6 million, an increase of approximately $9.9 million or 18.1%, which reflects significant growth in the Company’s PEO service fee revenue, combined with a 2.8% increase in staffing services revenue. PEO service fee revenue increased approximately $8.9 million or 46.8% over the 2004 third quarter primarily due to increased demand for the Company’s broad array of competitively priced human resource management services that satisfy customers’ needs. At September 30, 2005, the Company had approximately 785 PEO clients as compared to approximately 545 PEO clients at September 30, 2004. Management believes that the favorable trend in PEO revenues will continue for the foreseeable future. Staffing services revenue increased approximately $1.0 million or 2.8% over the comparable 2004 quarter primarily due to improved economic conditions for such services in the majority of areas in which the Company operates. During the three months ended September 30, 2005, the Company served approximately 1,000 staffing services customers,

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2005 and 2004 (Continued)

which compares to approximately the same number of customers during the comparable period of 2004. Although the number of customers remained at a similar level in the 2005 period as compared to the comparable period of 2004, the increase in staffing services revenues reflects increased business activity with certain customers owing to their size of operation, as well as with the customers whose demand for the Company’s services increased. Management expects demand for the Company’s staffing services will continue to reflect overall economic conditions in its market areas.

        Gross margin for the third quarter of 2005 totaled approximately $13.7 million, which represented an increase of $3.3 million or 31.7% over the third quarter of 2004, primarily due to the 18.1% increase in revenues. The gross margin percent increased from 19.0% of revenues for the third quarter of 2004 to 21.2% for the third quarter of 2005. The increase in the gross margin percentage was due to lower direct payroll costs and lower workers’ compensation expense, offset in part by higher payroll taxes and benefits, all expressed as a percent of revenues. The decline in direct payroll costs, as a percentage of revenues, from 48.3% for the third quarter of 2004 to 42.7% for the third quarter of 2005 reflects the decline in the mix of staffing services to an increase in PEO services in the Company’s customer base and the effect of each customer’s unique mark-up percent. Workers’ compensation expense, as a percent of revenues, declined from 11.9% in the third quarter of 2004 to 10.3% in the third quarter of 2005. Workers’ compensation expense for the third quarter of 2005 totaled $6.7 million, which compares to $6.5 million for the third quarter of 2004. The increase in workers’ compensation expense in total dollars was generally due to increased business activity in California, where injury claims are more costly as compared to other states in which the Company operates, as well as to the effect from an increased provision for the future estimated costs of existing claims. The increase in payroll taxes and benefits, as a percentage of revenues, from 20.8% for the third quarter of 2004 to 25.8% for the third quarter of 2005, was largely due to the effect of significant growth in PEO services, offset in part by slightly lower effective state unemployment tax rates in various states in which the Company operates as compared to the third quarter of 2004.

        Selling, general and administrative (“SG&A”) expenses for the third quarter of 2005 amounted to approximately $6.9 million, an increase of $913,000 or 15.2% over the third quarter of 2004. The increase over the third quarter of 2004 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company’s PEO business. SG&A expenses, as a percentage of revenues, declined from 11.0% in the third quarter of 2004 to 10.7% in the third quarter of 2005.

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

        Other income for the third quarter of 2005 was $325,000 compared to other income of $73,000 for the third quarter of 2004. The increase in other income for the third quarter of 2005 was primarily attributable to increased investment income earned on the Company’s higher cash balances.

Nine months ended September 30, 2005 and 2004

        Net income for the nine months ended September 30, 2005 was $8.2 million, an improvement of 67.3% or $3.3 million over net income of $4.9 million for the first nine months of 2004. The improvement for first nine months of 2005 was primarily due to higher gross margin dollars as a result of significant growth in PEO services business, partially offset by higher SG&A expenses. Diluted earnings per share for the first nine months of 2005 was $.83 compared to $.53 for the comparable 2004 period.

        Revenues for the nine months ended September 30, 2005 totaled $173.4 million, an increase of approximately $30.4 million or 21.3%, which reflects significant growth in the Company’s PEO service fee revenue, combined with a smaller increase in staffing services revenue. PEO service fee revenue increased approximately $20.8 million or 40.2% for the nine-months ended September 30, 2005 as compared to the similar 2004 period. Staffing services revenue, for the nine-month period ended September 30, 2005, increased approximately $9.7 million or 10.6% over the comparable 2004 period. Management believes that the trends driving PEO service fee revenue and staffing services revenue for the nine months ended September 30, 2005 are consistent with the trends driving such revenues for the three months ended September 30, 2005, as described above.

        Gross margin for the nine months ended September 30, 2005 totaled approximately $32.3 million, which represented an increase of $7.0 million or 27.7% over the similar period of 2004, primarily due to the 21.3% increase in revenues. The gross margin percent increased from 17.7% of revenues for the first nine months of 2004 to 18.6% for the first nine months of 2005. The increase in the gross margin percentage was due to lower direct payroll costs and lower workers’ compensation expense, offset in part by higher payroll taxes and benefits, all expressed as a percentage of revenues. The decline in direct payroll costs, as a percentage of revenues, from 47.1% for the first nine months of 2004 to 43.3% for the first nine months of 2005 reflects the shift in the relative mix of services to the Company’s customer base and the effect of each customer’s unique mark-up percent. Workers’ compensation expense, as a percentage of revenues, declined from 11.8% for the first nine months of 2004 to 10.6% for the first nine-months of 2005. Workers’ compensation expense for the nine months ended September 30, 2005 totaled $18.4 million, which compares to $16.8 million for the first nine months of 2004. The increase in workers’ compensation expense in terms of total dollars was generally due to an increased provision for the future estimated costs of existing claims, as well as to the effect from increased business activity in California, where injury claims are more costly as compared to other states in which the Company operates. The increase in payroll taxes and benefits, as a percentage of revenues, from 23.4% for the first nine months of 2004 to 27.5% for the first nine months of 2005, was due primarily to the effect of significant growth in

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Nine months ended September 30, 2005 and 2004 (Continued)

PEO services, partially offset by slightly lower effective state unemployment tax rates in various states in which the Company operates as compared to the first nine months of 2004.

        SG&A expenses for the nine months ended September 30, 2005 amounted to approximately $18.6 million, an increase of $2.1 million or 12.7% over the similar period of 2004. The increase over the first nine months of 2004 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company’s PEO business. SG&A expenses, as a percent of revenues, declined from 11.6% in the first nine months of 2004 to 10.7% in the first nine months of 2005.

        Other income for the nine months ended September 30, 2005 was $228,000 compared to other income of $132,000 for the comparable period of 2004. The increase in other income for the 2005 period was primarily due to increased investment earnings on the Company’s increased cash position, offset in part by a $350,000 loss due to an other than temporary impairment on a bond fund recognized during the second quarter of 2005.

Factors Affecting Quarterly Results

        The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company’s operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers’ compensation, demand and competition for the Company’s services and the effect of acquisitions. The Company’s revenue levels may fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its PEO clients in the agriculture, food processing and forest products-related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in the Company’s fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded on a per employee basis. Workers’ compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. Adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company’s estimated workers’ compensation expense.

Liquidity and Capital Resources

        The Company’s cash position of $50.4 million at September 30, 2005, increased by $38.3 million over December 31, 2004, which compares to an increase of $2.2 million for the comparable period in 2004. The increase in cash at September 30, 2005, as compared to December 31, 2004, was primarily due to $33.0 million of net proceeds generated from the Company’s follow-on offering of its common stock completed in early August 2005 and to net cash provided by operating activities. The Company sold a total of 2,184,850 shares of

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

common stock in the offering and received total net proceeds of approximately $33.0 million after deducting underwriting discounts, commissions and offering expenses.

        Net cash provided by operating activities for the nine months ended September 30, 2005 amounted to $13.9 million, as compared to net cash provided by operating activities of $10.5 million for the comparable 2004 period. For the nine months ended September 30, 2005, cash flow was provided by net income of $8.2 million, together with increases in accrued payroll and related benefits of $10.6 million and increases in workers’ compensation claims liabilities and safety incentives liabilities totaling $6.2 million, offset in part by an increase of $11.7 million in trade accounts receivable.

        Net cash used in investing activities totaled $9.3 million for the nine months ended September 30, 2005, compared to net cash used in investing activities of $9.8 million for the similar 2004 period. For the 2005 period, the principal uses of cash for investing activities were for purchases of property and equipment of $9.3 million primarily comprised of the Company’s $8.85 million purchase of an office building. The Company will relocate its corporate headquarters to this building in the near future. The remaining uses of cash for investing activities were net purchases of restricted marketable securities of $2.2 million and purchases of marketable securities of $1.5 million, offset by net proceeds totaling $1.9 million from maturities of restricted marketable securities and $1.9 million in proceeds from sales of marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

        Net cash provided by financing activities for the nine-month period ended September 30, 2005 was $33.7 million compared to net cash provided by financing activities of $1.5 million for the similar 2004 period. For the 2005 period, the principal source of cash from financing activities was $33.0 million in net proceeds from the Company’s secondary offering of its common stock.

        As disclosed in Note 3 to the unaudited interim consolidated financial statements included in this report, the Company acquired certain assets of Skills Resource Training Center (“SRTC”), a staffing services company headquartered in Central Washington state, effective January 1, 2004. As consideration for the acquisition, the Company paid $3.0 million in cash and agreed to issue up to 203,597 shares of its common stock (“Earnout Shares”), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar year 2004. Certain contingencies remain unresolved, precluding a final calculation of the number of Earnout Shares to be issued. Effective July 12, 2005, the Company issued 76,222 Earnout Shares to SRTC in partial resolution of the remaining contingencies. Management expects that the final number of Earnout Shares to be issued will be determined upon the resolution of the remaining contingencies. The Company has recorded estimated Earnout Shares of 79,200 with a value of $778,000 on its consolidated balance sheet as of September 30, 2005 and December 31, 2004.

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

        The Company’s business strategy continues to focus on growth through the expansion of operations at existing offices, together with the selective acquisition of additional personnel-related business, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated.

        The Company entered into a new Credit Agreement (the “Credit Agreement”) with its principal bank effective July 1, 2005. The Credit Agreement provides for an unsecured revolving credit facility of up to $4.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $4.0 million. The interest rate on advances, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2006.

        Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) a Current Ratio not less than 1.10 or 1.0 with “Current Ratio” defined as total current assets divided by total current liabilities; (2) net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, and (3) pre-tax profit of not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end. The Company was in compliance with all covenants at September 30, 2005.

        Management expects that current liquid assets, the funds anticipated to be generated from operations and credit available under the Credit Agreement will be sufficient in the aggregate to fund the Company’s working capital needs for the foreseeable future.

Inflation

        Inflation generally has not been a significant factor in the Company’s operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers’ compensation claims.

Forward-Looking Information

        Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue growth, the potential for and effect of recent and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and allowance for doubtful accounts, the effectiveness of the Company’s management information systems, and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results,

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Information (Continued)

performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include trends in workers’ compensation insurance markets in the states in which the Company does business, particularly California, difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, and the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company’s exposure to market risk for changes in interest rates primarily relates to the Company’s short-term and long-term debt obligations. As of September 30, 2005, the Company had interest-bearing debt obligations of approximately $1.5 million, of which approximately $1.3 million bears interest at a variable rate and approximately $0.2 million at a fixed rate of interest. The variable rate debt is comprised of a $1.475 million note payable with a 10-year term, which bears interest at the three-month LIBOR rate plus 240 basis points. Based on the Company’s overall interest exposure at September 30, 2005, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s long-term debt or its results of operations. As of September 30, 2005, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

Item 4. Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of September 30, 2005 were effective in providing a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is

BARRETT BUSINESS SERVICES, INC.

Item 4. Controls and Procedures (Continued)

recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

        There were no changes in the Registrant’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Part II – Other Information

Item 6. Exhibits

(a)	The exhibits filed with this Report are listed in the Exhibit Index following the signature page of this Report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. (Registrant)
Dated: November 14, 2005	By: /s/ Michael D. Mulholland
Michael D. Mulholland Vice President - Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit

31.1       Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2       Certification of the Chief Financial Officer under Rule 13a-14(a).

32          Certification pursuant to 18 U.S.C. Section 1350.