Form 10-K
period 2005-12-31
BARRETT BUSINESS SERVICES INC
filed 2006-03-31
CIK 902791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K
_________________

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
Commission File Number 0-21886

BARRETT BUSINESS SERVICES, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-0812977
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
8100 NE Parkway Drive, Suite 200 Vancouver, Washington	98662
(Address of principal executive offices)	(Zip Code)

(360) 828-0700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01 Per Share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as indicated by Exchange Act Rule 12 b-2).

Large accelerated filer __       Accelerated filer __       Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

State the aggregate market value of the common equity held by non-affiliates of the registrant: $63,305,608 at June 30, 2005.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2006
Common Stock, Par Value $.01 Per Share	11,088,395 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.
2005 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

Item 1. BUSINESS

General

        Barrett Business Services, Inc. (“Barrett,” the “Company,” “our” or “we”), was incorporated in the state of Maryland in 1965. We offer a comprehensive range of human resource management services to help small and medium-sized businesses manage the increasing costs and complexities of a broad array of employment-related issues. Our principal services, Professional Employer Organization (“PEO”) and staffing, assist our clients in leveraging their investment in human capital. We believe that the combination of these two principal services enables us to provide our clients with a unique blend of services not offered by our competition. Our platform of outsourced human resource management services is built upon our expertise in payroll processing, employee benefits and administration, workers’ compensation coverage, effective risk management and workplace safety programs and human resource administration.

        In a PEO arrangement, we enter into a contract to become a co-employer of the client’s existing workforce and assume responsibility for some or all of the client’s human resource management responsibilities. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing and comprehensive on-site management. Our staffing services also include direct placement services, which involve fee-based search efforts for specific employee candidates at the request of our PEO clients, staffing customers or other companies.

        Our ability to offer clients a broad mix of services allows us to effectively become the human resource department and a strategic business partner for our clients. We believe our approach to human resource management services is designed to positively affect our clients’ business results by:

•	allowing our clients to focus on core business activities instead of human resource matters;

•	increasing our clients' productivity by improving employee satisfaction and generating greater employee retention;

•	reducing overall payroll expenses due to lower workers' compensation costs; and

•	assisting our clients in complying with complex and evolving human resource related regulatory and tax issues.

        We provide services to a diverse array of customers, including, among others, electronics manufacturers, various light-manufacturing industries, forest products and agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in numerous construction-related fields and various professional services firms. During 2005, we provided staffing services to approximately 2,000 staffing services customers, which was similar to 2004. In addition, at December 31, 2005, we served approximately 810 PEO clients and employed approximately 21,200 employees pursuant to PEO contracts, as compared to 600 PEO clients and approximately 15,500 employees as of December 31, 2004. We serve our clients, who have employees located in 17 states and the District of Columbia, through a network of 36 branch offices in California, Oregon, Washington, Idaho, Arizona, Maryland, Delaware and North Carolina. We also have several smaller recruiting offices in our general market areas, which are under the direction of a branch office. Effective January 1, 2006, we added two more offices in Idaho and one in Colorado through the acquisition of Pro HR, LLC.

Market Opportunity

        The human resource outsourcing industry is large and growing rapidly. Some of the key factors driving growth include the desire of businesses to outsource non-core business functions, to reduce regulatory compliance risk, to rationalize the number of service providers that they use, and to reduce costs by integrating human resource systems and processes.

        The outsourcing of business processes represents a growing trend within the United States. By utilizing the expertise of outsourcing service providers, businesses are able to reduce processing costs and administrative burdens while at the same time offering competitive benefits for their employees. The technical capabilities, knowledge and operational expertise that we have built, along with our broad portfolio of services for clients, have enabled us to capitalize on the growing business processing outsourcing trend.

        We believe that the small and medium-sized business segment of the human resource outsourcing market is particularly attractive because:

•	this segment is large and has a low penetration rate by providers of outsourced comprehensive human resource services;

•	small and medium-sized businesses typically have fewer in-house resources than larger businesses and, as a result, are generally more dependent on their service providers;

•	quality of service, ease-of-use and responsiveness to clients’ needs are key considerations of this business segment in selecting a service provider;

•	small and medium-sized businesses generally do not require customized solutions, enabling service providers to achieve significant economies of scale through an integrated technology and service platform; and

•	this segment is generally characterized by a relatively high client retention rate and lower client acquisition costs.

Our Strategic Approach

        Our long-term goal is to become the leading provider of human resource outsourcing services for small and medium-sized businesses. We seek to differentiate our strategic position by offering a full spectrum of PEO and staffing services. We believe that the integrated nature of our service platform assists our clients and customers in successfully aligning and strengthening their organizational structure to meet the demands of their businesses. In pursuit of this goal, we have adopted the operating and growth strategies described below to provide the framework for our future growth, while maintaining the quality and integrity of our current service offerings.

Operating Strategy

•	Provide a broad scope of services. We provide our clients with a broad range of human resource management tools and professional services that meet their critical human resource needs. We believe that most human resource service providers offer discrete services, requiring client companies to engage and manage multiple vendors in order to obtain a comprehensive human resource management solution. Companies that purchase services from multiple vendors typically fail to realize the benefits and economies of scale of having a single, integrated source of human resource information. Our comprehensive solutions allow our clients to maximize the value realized from integrating information and establishing a partnership with a single vendor to address all of their human resource needs. We believe that the aggregate cost of purchasing discrete services from multiple vendors is greater than the cost of purchasing our integrated solution, such that we can offer cost savings and managerial efficiencies to our clients.

•	Promote a decentralized and autonomous management philosophy and structure. We hire senior-level managers to oversee, develop and expand our business at the branch-office level. We believe that highly experienced senior-level branch managers possess the skillset to handle the day-to-day demands of our business and still be proactive in solving client needs and focusing on further business development. We believe that by making significant investments in the best management talent available, within their respective areas of expertise, we can leverage the value of this investment many times over. We have also found that this philosophy facilitates our ability to attract and retain additional experienced senior-level managers to oversee our branch offices.

•	Motivate employees through a competitive compensation package. We offer a very competitive base salary structure at the branch-office level and provide the opportunity to earn additional profit sharing on a quarterly basis. This profit sharing is earned by each branch-level employee based upon branch office profitability after achieving certain minimum profitability standards. Our risk managers have an opportunity to earn incentive compensation based upon the workers’ compensation claims experience of their specific client base. All profit sharing and incentive compensation measures are tangible and objective, with few subjective components.

•	Control workers’ compensation costs through effective risk management. We are committed to the proactive mitigation of workers’ compensation risk through stringent underwriting and disciplined management processes. Our chief executive officer defines and maintains our strict underwriting standards. Our underwriting process begins with the selection of only the best candidate companies with which to work. Next, our professional risk managers in the field corroborate the underwriting data by assessing the candidate’s operating culture, workplace safety standards and human resource administration philosophies, including compensation rates and benefit levels. If the candidate company satisfies all underwriting standards, then we accept the company and immediately implement a plan to further strengthen their workplace safety standards and practices. If the client’s safe-work culture or adherence to workplace safety procedures declines to unsatisfactory levels, we will terminate the relationship under the terms of our contract.

Growth Strategy

•	Support, strengthen and expand branch office operations. We believe that increasing the penetration of our existing markets is an effective and cost-efficient means of growth as we are able to capitalize on our reputation and growing brand awareness in the territories in which we operate. We believe that there is substantial opportunity to further penetrate these territories. We intend to increase our penetration in our existing markets by continued growth through the effective use of insurance broker networks, referrals from current clients and marketing efforts within the local business community.

•	Increase client utilization of our services. We believe that we will be able to continue to maintain our average level of professional service fees per client employee and improve client retention as our clients more fully utilize our current service offerings. We invest substantial time integrating our services into our client organizations to optimize their effectiveness and measure their results. Our long-term partnership philosophy provides us with the opportunity to expand our PEO and staffing services.

•	Enhance management information systems. We continue to invest in developing our information technology infrastructure. We believe that our platform gives us a competitive advantage by allowing us to provide a high level of flexibility in meeting a variety of demands of our small and medium-sized business clients on a cost-effective basis. Furthermore, we believe that our current technology platform is capable of supporting our planned development of new business units and increased market share in the foreseeable future.

•	Penetrate other selected markets. We intend to open additional branch offices in new geographic markets as opportunities arise. Since the beginning of 2003, we have opened four new offices in California to expand our presence in select geographic markets, including Bakersfield, Fresno, Redding and San Diego. We have developed a well-defined approach to geographic expansion which we will use as a guide for entering new markets.

•	Pursue strategic acquisitions. Since our initial public offering in June 1993, we have completed 23 acquisitions of complementary businesses. In 2004, we completed the acquisition of certain assets of SRTC, a staffing services company with nine offices in Central Washington, Eastern Oregon and Southern Idaho. Effective January 1, 2006, we acquired certain assets of Pro HR, LLC, a privately held PEO company with three offices, two of which are in Idaho and one in Western Colorado. In order to increase our client base, expand our presence in existing markets, enter new markets and broaden our service offerings, we may continue to pursue strategic acquisitions, particularly in the staffing area.

Our Services

        Our services are typically provided under a variety of contractual arrangements through which we offer a continuum of proactive human resource management services. While some services are more frequently associated with our PEO arrangements, our expertise in such areas as safety services and personnel-related regulatory compliance may also be used by our staffing services customers. Our human resource management services are built upon the following five areas of expertise:

•	Payroll Processing. For both our PEO and staffing services employees, we assist our clients in managing employment-related administration by providing payroll processing, employment-related tax filings and administration. These services are administered at each branch, as well as centralized at our headquarters in Vancouver, Washington.

•	Employee Benefits and Administration. We assist our PEO clients in retaining the best employees for their businesses by providing comprehensive health benefits, including medical, dental and vision benefits, life and accident insurance, short-term and long-term disability, a 401(k) retirement savings plan, a Section 125 cafeteria plan and employee assistance programs.

•	Human Resource Management. We focus on developing and implementing a client-specific proactive human resource management system for each PEO client company. Through these efforts, clients achieve a more productive workforce through the disciplined application of standards for hiring and firing. Specifically, we assist our clients in attracting the right people by providing recruitment best practices, job description development, skills testing, salary information, drug testing, interview guidelines and assistance, evaluating job applications and references and compliance with a broad range of employment regulations.

•	Risk Management. We focus on developing and implementing a client-specific proactive risk management program so as to further mitigate risk of injury associated with workplace practices. These efforts enable our clients and us to achieve a reduction in accidents and workers’ compensation claims. We provide such tactical services as safety training and safety manuals for both workers and supervisors, job-site visits and meetings, improvements in workplace procedures and equipment to further reduce the risk of injury, compliance with OSHA requirements, environmental regulations, and workplace regulations of the U.S. Department of Labor and state agencies and leading accident investigations. We have at least one risk manager available at each branch office to perform workplace safety assessments for each prospective client and to implement systems to improve work practices. All risk managers report directly to our Chief Executive Officer. Each risk manager has the authority to cancel our business relationship with any customer or client company.

•	Workers’ Compensation Coverage. We assist our clients in protecting their businesses from employment-related injury claims by providing workers’ compensation coverage. Through our third-party administrators, we provide claims management services for our PEO clients. We work aggressively to manage and reduce job injury claims, including identifying fraudulent claims and taking advantage of our staffing services to return injured workers to active employment earlier. As a result of our efforts to manage workers’ compensation costs, we are often able to reduce our clients’ overall expenses arising out of job-related injuries and insurance.

        PEO Services. In a PEO services arrangement, we enter into a contract to become a co-employer of the client’s existing workforce and assume responsibility for some or all of the human resource management responsibilities, including payroll and payroll taxes, employee benefits, health insurance, workers’ compensation coverage, workplace safety programs, compliance with federal and state employment laws, labor and workplace regulatory requirements, and related administrative responsibilities. We have the right to hire and fire our PEO employees, although the client remains responsible for day-to-day assignments, supervision and training and, in most cases, recruiting.

        We began offering PEO services to Oregon customers in 1990 and subsequently expanded these services to other states, primarily California. In 2005, approximately 90% of our PEO service fee revenues were generated from customers in California, while 7% of those revenues were generated in Oregon.

        We have entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses with up to several hundred employees. None of our PEO clients represented more than 4% of our total revenues in 2005.

        Prior to entering into a co-employer arrangement, we perform an analysis of the potential client’s actual personnel and workers’ compensation costs based on information provided by the prospect. We introduce our workplace safety program and recommend improvements in procedures and equipment following a risk assessment of the prospect’s facilities. The potential client must agree to implement recommended changes as part of the co-employer arrangement. We also offer financial incentives to PEO clients to maintain a safe-work environment.

        Our standard PEO services agreement typically provides for an initial term of one year with automatic renewal for one-year periods. Our agreements generally permit cancellation by either party upon 30 days’ written notice. In addition, we may terminate the agreement at any time for specified reasons, including nonpayment or failure to follow our workplace safety program.

        The form of PEO services agreement also provides for indemnification of us by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety, or immigration laws or regulations. We also require our PEO clients to maintain comprehensive liability coverage in the amount of $1.0 million for acts of our work-site employees. In addition, we have excess liability insurance coverage. Although no claims exceeding such policy limits have been paid by us to date, the possibility exists that claims for amounts in excess of sums available to us through indemnification or insurance may be asserted in the future, which could adversely affect our profitability.

        Staffing Services. Our staffing services include on-demand or short-term staffing assignments, contract staffing, long-term or indefinite-term on-site management, direct placement and human resource administration. Short-term staffing involves demands for employees caused by such factors as seasonality, fluctuations in customer demand, vacations, illnesses, parental leave and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining additional permanent employees. As more and more companies focus on effectively managing variable costs and reducing fixed overhead, the use of employees on a short-term basis allows firms to utilize the “just-in-time” approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.

        Contract staffing refers to our responsibilities to provide employees for our clients for a period of more than three months or an indefinite period. This type of arrangement often involves outsourcing an entire department in a large corporation or providing the workforce for a large project.

        In an on-site management arrangement, we place an experienced manager on site at a client’s place of business. The manager is responsible for conducting all recruiting, screening, interviewing, testing, hiring and employee placement functions at the client’s facility for a long-term or indefinite period.

        Direct placement services involve fee-based search efforts for specific employee candidates at the request of our PEO clients, staffing customers or other companies.

        Our staffing services customers operate in a broad range of businesses, including agriculture-based companies, electronic manufacturers, transportation and logistics companies, food processors, professional firms and construction. Such customers generally range in size from small local firms to companies with international operations that use our services on a domestic basis. None of our staffing services customers represented more than 4% of our total revenues in 2005.

        In 2005, the light industrial sector generated approximately 84% of our staffing services revenues, while clerical office staff accounted for 12% of such revenues and technical personnel represented the balance of 4%. Our light industrial workers perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers of electronic parts.

        We employ a variety of methods to recruit our work force for staffing services, including among others, referrals by existing employees, online job boards, our Web site for job postings, newspaper advertising, and marketing brochures distributed at colleges and vocational schools. The employee application process may include an interview, skills assessment test, reference verification, drug screening, criminal background checks and pre-employment physicals. The recruiting of qualified employees requires more effort when unemployment rates are low. We use a comprehensive pre-employment screening test to ensure that applicants are appropriately qualified for employment.

        Our staffing services employees are not under our direct control while working at a customer’s business. We have not experienced any significant liability due to claims arising out of negligent acts or misconduct by our staffing services employees. Claims could be asserted against us that may exceed our liability insurance coverage, which could have a material adverse effect on our financial condition and results of operations.

Sales and Marketing

        Our sales and marketing efforts are led by our branch managers and a small team of sales professionals, coupled with strong ties with the insurance brokerage community. Our marketing efforts are principally focused on branch-level development of local business relationships. On a regional and national level, efforts are made to expand and align our services to fulfill the needs of local customers with multiple locations, which may include using our on-site personnel and the opening of additional offices to better serve a customer’s broader geographic needs. We also rely on an extensive network of insurance brokers for referrals for PEO services, particularly in California, in exchange for an ongoing fee as a very small percentage of payroll. Business development is the primary function of our branch managers.

Risk Assessment

        All prospective clients are evaluated individually on the basis of total predicted profitability. This analysis takes into account workers’ compensation risk and claims history, unemployment claims history and creditworthiness. The workers’ compensation risk profile also includes an assessment of the prospect’s internal culture regarding workplace safety, compensation rates and benefits provided to its employees.

Management Information Systems

        We perform all functions associated with payroll administration through our internal management information system. Each branch office performs payroll data entry functions and maintains an independent database of employees and customers, as well as payroll and invoicing records. All processing functions are centralized at our corporate headquarters in Vancouver, Washington.

Acquisitions

        We have completed 23 acquisitions since our initial public offering in June 1993. At the beginning of 2004, we acquired certain assets of SRTC, a staffing services company with nine offices in Central Washington, Eastern Oregon and Southern Idaho. We paid $3.0 million in cash for the assets of SRTC and the non-compete agreements of certain SRTC shareholders and agreed to issue up to 203,597 shares of our common stock (the “Earnout Shares”), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004. The calculation of the Earnout Shares was finalized in February 2006; see Note 19 to the audited consolidated financial statements included in Item 15 of this report at F-24. We recorded an estimated total number of 79,200 shares with a value of $778,000 on our consolidated balance sheet as of December 31, 2004, and issued an additional 19,197 Earnout Shares in February 2006, which increased the purchase price by an incremental $167,000 to a total of $3.945 million; see Note 19. The Company’s most recent acquisition was completed effective January 1, 2006; see Note 19.

Competition

        The staffing services and PEO businesses are characterized by intense competition. The staffing services market includes competitors of all sizes, including national competitors such as Manpower, Inc. and Kelly Services, Inc., that have substantially greater financial, marketing and other resources than we do. In addition to national companies, we compete with numerous regional and local firms for both customers and employees. There are relatively few barriers to entry into the staffing services business. The principal competitive factors in the staffing services industry are price, the ability to provide qualified workers in a timely manner and the monitoring of job performance. We attribute our internal growth in staffing services revenues to the cost-efficiency of our operations, which permits us to price our services competitively, and to our ability through our branch office network to understand and satisfy the needs of our customers with competent personnel.

        We may face additional PEO competition in the future from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. Certain PEO companies that periodically compete with us in the same markets have greater financial and marketing resources than we do, such as Administaff, Inc., Gevity HR, Inc., and Paychex, Inc., among others. Competition in the PEO industry is based largely on price, although service and quality can also provide competitive advantages. A significant limiting factor to the growth of the PEO industry is the perception of potential clients that they have the capacity to handle human resource issues internally. We believe that our past growth in PEO service fee revenues is attributable to our ability to provide small and medium-sized companies with the opportunity to reduce workers’ compensation costs and to provide enhanced benefits to their employees while reducing their overall personnel administration costs. Our competitive advantage may be adversely affected by a substantial increase in the costs of maintaining our self-insured workers’ compensation program, or changes in the regulatory environment, particularly in California. A general market decrease in the level of workers’ compensation insurance premiums may also decrease demand for PEO services.

Self-Insured Workers’ Compensation Program

        A principal service we provide to our customers, particularly our PEO clients, is workers’ compensation coverage. As the employer of record, we are responsible for complying with applicable statutory requirements for workers’ compensation coverage. Our workplace safety services are closely tied to our approach to the management of workers’ compensation risk.

        Elements of Workers’ Compensation System. State law (and for certain types of employees, federal law) generally mandates that an employer reimburse its employees for the costs of medical care and other specified benefits for injuries or illnesses, including catastrophic injuries and fatalities, incurred in the course and scope of employment. The benefits payable for various categories of claims are determined by state regulation and vary with the severity and nature of the injury or illness and other specified factors. In return for this guaranteed protection, workers’ compensation is an exclusive remedy and employees are generally precluded from seeking other damages from their employer for workplace injuries. Most states require employers to maintain workers’ compensation insurance or otherwise demonstrate financial responsibility to meet workers’ compensation obligations to employees. In many states, employers who meet certain financial and other requirements are permitted to self-insure.

        Self Insurance for Workers’ Compensation. In August 1987, we became a self-insured employer for workers’ compensation coverage in Oregon. We subsequently obtained self-insured employer status for workers’ compensation in three additional states, California, Delaware and Maryland, as well as in Washington for our non-PEO services. Regulations governing self-insured employers in each jurisdiction typically require the employer to maintain surety deposits of government securities, letters of credit or other financial instruments to cover workers’ claims in the event the employer is unable to pay for such claims.

        To manage our financial exposure from the incidence of catastrophic injuries and fatalities, we maintain excess workers’ compensation insurance pursuant to an annual policy with a major insurance company. Beginning January 1, 2002, our excess workers’ compensation insurance policy provided coverage for single occurrences exceeding $750,000 with statutory limits. Effective January 1, 2004, the per occurrence retention increased to $1.0 million and the policy limit was increased to $25.0 million and such policy parameters remained in effect for the January 1, 2006 renewal. The higher per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results.

        Claims Management. As a self-insured employer, our workers’ compensation expense is tied directly to the incidence and severity of workplace injuries to our employees. We seek to contain our workers’ compensation costs through an aggressive approach to claims management. We use managed-care systems to reduce medical costs and keep time-loss costs to a minimum by assigning injured workers, whenever possible, to short-term assignments which accommodate the workers’ physical limitations. We believe that these assignments minimize both time actually lost from work and covered time-loss costs. We engage TPAs to provide the principal claims management expertise. Typical management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and attempting to negotiate early settlements to eliminate future case development and costs. We also maintain a corporate-wide pre-employment drug screening program and a mandatory post-injury drug test. The program is believed to have resulted in a reduction in the frequency of fraudulent claims and in accidents in which the use of illegal drugs appears to have been a contributing factor.

        Elements of Self-Insurance Costs. The costs associated with our self-insured workers’ compensation program include case reserves for reported claims, an additional expense provision for potential future increases in the cost of open injury claims (known as “adverse loss development”) and claims incurred in prior periods but not reported (referred to as “IBNR”), fees payable to our TPAs, additional claims administration expenses, administrative fees payable to state and federal workers’ compensation regulatory agencies, premiums for excess workers’ compensation insurance, legal fees and broker commissions for business referrals. Although not directly related to the size of our payroll, the number of claims and correlative loss payments may be expected to increase with growth in the total number of employees. The state assessments are typically based on payroll amounts and, to a limited extent, the amount of permanent disability awards during the previous year. Excess insurance premiums are also based in part on the size and risk profile of our payroll and loss experience.

Workers’ Compensation Claims Experience and Reserves

        We recognize our liability for the ultimate payment of incurred claims and claims adjustment expenses by accruing liabilities which represent estimates of future amounts necessary to pay claims and related expenses with respect to covered events that have occurred. When a claim involving a probable loss is reported, our TPA establishes a case reserve for the estimated amount of ultimate loss. The estimate reflects an informed judgment based on established case reserving practices and the experience and knowledge of the TPA regarding the nature and expected value of the claim, as well as the estimated expense of settling the claim, including legal and other fees and expenses of administering claims. The adequacy of such case reserves depends on the professional judgment of each TPA to properly and comprehensively evaluate the economic consequences of each claim. Also, on an aggregate basis, we have established an additional reserve for both future adverse loss development in excess of initial case reserves on open claims and for claims incurred but not reported, referred to as the IBNR reserve.

        As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are necessarily based on management’s estimates, and as other data becomes available, these estimates are revised, which may result in increases or decreases in existing case reserves. We have engaged a nationally-recognized, independent actuary to annually assist management in estimating the total future costs of claims, including potential future adverse loss development. We believe our total accrued workers’ compensation claims liabilities at December 31, 2005, are adequate. It is possible, however, that our actual future workers’ compensation obligations may exceed the amount of our accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims, and to a much lesser extent, if any, of claims incurred but not reported.

        Failure to successfully manage the severity and frequency of workers’ compensation injuries would result in increased workers’ compensation expense and would have a negative effect, which may be substantial, on our operating results and financial condition. Management maintains clear guidelines for our branch office managers, account managers, and risk managers directly tying their continued employment to their diligence in understanding and addressing the risks of accident or injury associated with the industries in which client companies operate and in monitoring the compliance by clients with workplace safety requirements. We have a policy of “zero tolerance” for avoidable workplace injuries. Each of our risk managers has the authority to cancel any staffing customer or PEO client at any time based upon their assessment of their safe-work practices or philosophies.

Employees and Employee Benefits

        At December 31, 2005, we had approximately 27,400 employees, including approximately 6,200 staffing services employees, approximately 21,200 PEO employees, approximately 255 managerial, sales and administrative employees and five executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. During 2005, approximately 3% of our employees were covered by a collective bargaining agreement. Substantially all of our managerial, sales and administrative employees have entered into a standard form of employment agreement which, among other provisions, contains covenants not to engage in certain activities in competition with us for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe our employee relations are good.

        Benefits offered to our staffing services employees include group health insurance, a Section 125 cafeteria plan which permits employees to use pretax earnings to fund various services, including health insurance premiums and childcare expenses, and a retirement savings plan (the “401(k) plan”) under Section 401(k) of the Internal Revenue Code pursuant to which employees may begin making contributions upon reaching 21 years of age and completing 1,000 hours of service in any consecutive 12-month period. We may also make contributions to the 401(k) plan, which vest over six years and are subject to certain legal limits, at the sole discretion of our board of directors. Employees subject to a co-employer arrangement may participate in our benefit plans at the election of the co-employer. Beginning in 2006, we make matching contributions to the 401(k) plan under a safe harbor provision, whereby we will match 100% of contributions by management and staffing employees to the 401(k) plan up to 3% of each participating employee's annual compensation and 50% of the employee's contributions up to an additional 2% of annual compensation.

Regulatory and Legislative Issues

        Business Operations. We are subject to the laws and regulations of the jurisdictions within which we operate, including those governing self-insured employers under the workers’ compensation systems in Oregon, California, Maryland and Delaware, as well as in Washington for non-PEO services. An Oregon PEO company is required to be licensed as a worker-leasing company by the Workers’ Compensation Division of the Oregon Department of Consumer and Business Services. We are in compliance with this licensing requirement. Temporary staffing companies are expressly exempt from the Oregon licensing requirement. Oregon PEO companies are also required to ensure that each PEO client provides adequate training and supervision for its employees to comply with statutory requirements for workplace safety and to give 30 days’ written notice in the event of a termination of its obligation to provide workers’ compensation coverage for PEO employees and other subject employees of a PEO client. Although compliance with these requirements imposes some additional financial risk on us, particularly with respect to those clients who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date.

        Employee Benefit Plans. Our operations are affected by numerous federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees who are assigned to work at client locations (sometimes referred to as “work-site employees”), we assume certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer, temporary employment, and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of “employer” under these laws is not uniform.

        As an employer, we are subject to all federal statutes and regulations governing our employer-employee relationships. Subject to the issues discussed below, we believe that our operations are in compliance in all material respects with applicable federal statutes and regulations.

        We offer various qualified employee benefit plans to our employees, including employees of our PEO clients who so elect. These qualified employee benefit plans include our 401(k) plan, a cafeteria plan under Section 125 of the Internal Revenue Code, and group health, life insurance and disability insurance plans. Generally, qualified employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974 (“ERISA”). In order to qualify for favorable tax treatment under the Internal Revenue Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees. Effective December 1, 2002, we converted our 401(k) plan to a “multiple employer plan” in compliance with directives to the PEO industry from the Internal Revenue Service (“IRS”).

Item 1A. RISK FACTORS

        In addition to other information contained in this report, the following risk factors should be considered carefully in evaluating our business.

Our workers’ compensation loss reserves may be inadequate to cover our ultimate liability for workers’ compensation costs.

        We maintain reserves to cover our estimated liabilities for our self-insured workers’ compensation program. The determination of these reserves is based upon a number of factors, including current and historical claims activity, claims payment patterns and medical cost trends and developments in existing claims. Accordingly, reserves do not represent an exact calculation of liability. Reserves can be affected by both internal and external events, such as adverse developments on existing claims or changes in medical costs, claims handling procedures, administrative costs, inflation, and legal trends and legislative changes. Reserves are adjusted from time to time to reflect new claims, claim developments, or systemic changes, and such adjustments are reflected in the results of the periods in which the reserves are changed. Because of the uncertainties that surround estimating workers’ compensation loss reserves, we cannot be certain that our reserves are adequate. If our reserves are insufficient to cover our actual losses, we would have to increase our reserves and incur charges to our earnings that could be material.

Changes in the market for workers’ compensation insurance in the state of California could adversely affect our business.

        Our PEO service revenues in California have grown rapidly over the last two years due in large part to difficult market conditions for workers’ compensation insurance in California and our status as a state-approved self-insured employer with respect to workers’ compensation coverage in that state. Since 2002, California has enacted several legislative reforms in an attempt to address the crisis in its workers’ compensation system, and it may attempt additional legislative or regulatory reforms in the future. Any successful legislative reforms or non-governmental changes in market conditions in California could lessen a key advantage we have in that state, leading to a reduction in our new business opportunities and a potential slowing in the growth of our PEO business in California. Any such slowing would adversely affect our results of operations and likely lead to declines in our stock price.

Because we assume the obligation to make wage, tax and regulatory payments in respect of some employees, we are exposed to client credit risks.

        We generally assume responsibility for and manage the risks associated with our clients’ employee payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits. These obligations are fixed, whether or not the client makes payments required by our services agreement, which exposes us to credit risks. We attempt to mitigate this risk by invoicing our staffing customers weekly and our PEO clients at the end of their specific payroll processing cycle. We also carefully monitor the timeliness of our clients’ payments and impose strict credit standards on our customers. If we fail to successfully manage our credit risk, our results of operations and financial condition could be materially and adversely affected.

Our staffing business is vulnerable to economic fluctuations. Companies tend to use fewer temporary employees as economic activity slows, while recruiting employees to fill our customers’ needs becomes increasingly difficult during economic booms.

        Demand for our staffing services is sensitive to changes in the level of economic activity in the regions in which we do business. As economic activity begins to improve, temporary employees are often added before full time employees are hired as companies cautiously re-enter the labor market. As a result, our revenues derived from staffing services may be highest at the beginning of an economic recovery. During strong economic periods, however, we often experience shortages of qualified employees to meet customer needs. Also, as economic activity begins to slow down, companies often reduce their use of temporary employees before undertaking layoffs of permanent staff, resulting in decreased demand for staffing services. A significant economic downturn, particularly in the Western United States, could have a material adverse effect on our results of operations and financial condition.

If we are determined not to be an “employer” under certain laws and regulations, our clients may stop using our services, and we may be subject to additional liabilities.

        We believe that we are an employer of employees provided to our PEO clients on a co-employment basis under the various laws and regulations of the Internal Revenue Service and the U.S. Department of Labor. If we are determined not to be an employer under such laws and regulations and are therefore unable to assume obligations of our clients for employment and other taxes, our clients may be held jointly and severally liable for payment of such taxes. Some clients or prospective clients may view such potential liability as an unacceptable risk, discouraging current clients from continuing a relationship with us or prospective clients from entering into a new relationship with us.

        Any determination that we are not an employer for purposes of the Employee Retirement Income Security Act (“ERISA”) could adversely affect our cafeteria benefits plan operated under Section 125 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and result in liabilities to us under the plan.

We may be exposed to employment-related claims and costs and periodic litigation that could adversely affect our business and results of operations.

        We either co-employ employees in connection with our PEO arrangements or place our employees in our customers’ workplace in connection with our staffing business. As such, we are subject to a number of risks inherent to our status as an employer, including without limitation:

•	claims of misconduct or negligence on the part of our employees, discrimination or harassment claims against our employees, or claims by our employees of discrimination or harassment by our clients;

•	immigration-related claims;

•	claims relating to violations of wage, hour and other workplace regulations;

•	claims relating to employee benefits, entitlements to employee benefits, or errors in the calculation or administration of such benefits; and

•	possible claims relating to misuse of customer confidential information, misappropriation of assets or other similar claims.

        If we experience significant incidents involving any of the above-described risk areas we could face substantial out-of-pocket losses, fines or negative publicity. In addition, such claims may give rise to litigation, which may be time consuming, distracting and costly, and could have a material adverse effect on our business. With respect to claims involving our co-employer relationship with our PEO clients, although our PEO services agreement provides that the client will indemnify us for any liability attributable to the conduct of the client or its employees, we may not be able to enforce such contractual indemnification, or the client may not have sufficient assets to satisfy its obligations to us.

Adverse developments in the market for excess workers’ compensation insurance could lead to increases in our costs.

        We are a state-approved self-insured employer for workers’ compensation coverage in California, Oregon, Delaware and Maryland, as well as in Washington for our non-PEO services. To manage our financial exposure in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance with a current per occurrence retention of $1.0 million. Changes in the market for excess workers’ compensation insurance may lead to limited availability of such coverage, additional increases in our insurance costs or further increases in our self-insured retention, any of which may have a material adverse effect on our financial condition.

We operate in a complex regulatory environment, and failure to comply with applicable laws and regulations could adversely affect our business.

        Corporate human resource operations are subject to a broad range of complex and evolving laws and regulations, including those applicable to payroll practices, benefits administration, employment practices and privacy. Because our clients have employees in many states throughout the United States, we must perform our services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret and may change from time to time. Violation of such laws and regulations could subject us to fines and penalties, damage our reputation, constitute a breach of our client agreements, impair our ability to obtain and renew required licenses, and decrease our profitability or competitiveness. If any of these effects were to occur, our operating results and financial condition could be adversely affected.

Changes in government regulations may result in restrictions or prohibitions applicable to the provision of employment services or the imposition of additional licensing, regulatory or tax requirements.

        Our PEO and staffing businesses are heavily regulated in most jurisdictions in which we operate. We cannot assure you that the states in which we conduct or seek to conduct business will not:

•	impose additional regulations that prohibit or restrict employment-related businesses like ours;

•	require additional licensing or add restrictions on existing licenses to provide employment-related services; or

•	increase taxes or make changes in the way in which taxes are calculated for providers of employment-related services.

        Any changes in applicable laws and regulations may make it more difficult or expensive for us to do business, inhibit expansion of our business, or result in additional expenses that limit our profitability or decrease our ability to attract and retain clients.

We may find it difficult to expand our business into additional states due to varying state regulatory requirements.

        Future growth in our operations depends, in part, on our ability to offer our services to prospective clients in new states, which may subject us to different regulatory requirements and standards. In order to operate effectively in a new state, we must obtain all necessary regulatory approvals, adapt our procedures to that state’s regulatory requirements and modify our service offerings to adapt to local market conditions. In the event that we expand into additional states, we may not be able to duplicate in other markets the financial performance experienced in our current markets.

Acquisitions subject us to various risks, including risks relating to selection and pricing of acquisition targets, integration of acquired companies into our business and assumption of unanticipated liabilities.

        We have completed 23 acquisitions since 1993 and may pursue additional acquisitions and investment opportunities. We cannot assure you that we will be able to identify or consummate any additional acquisitions on favorable terms or at all. If we do pursue acquisitions, we may not realize the anticipated benefits of such acquisitions. Acquisitions involve many risks, including risks relating to the assumption of unforeseen liabilities of an acquired business, adverse accounting charges resulting from the acquisition, and difficulties in integrating acquired companies into our business, both from a cultural perspective, as well as with respect to personnel and client retention and technological integration. Acquired liabilities may be significant and may adversely affect our financial condition and results of operations. Our inability to successfully integrate acquired businesses may lead to increased costs, failure to generate expected returns, accounting charges, or even a total loss of amounts invested, any of which could have a material adverse effect on our financial condition and results of operations.

Our business is subject to risks associated with geographic market concentration.

        Our California and Oregon operations accounted for approximately 53% and 21%, respectively, of our total revenues in 2005. As a result of the current importance of our California and Oregon operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in these markets, particularly in California. If these states experience an economic downturn or growth rates slow, or if the regulatory environment changes in a way that adversely affects our ability to do business in these states or limits our competitive advantages in these markets, our profitability and growth prospects may be materially and adversely affected.

We face competition from a number of other companies.

        We face competition from various companies that may provide all or some of the services we offer. Our competitors include companies that are engaged in staffing services such as Kelly Services, Inc. and Manpower Inc., companies that are focused on co-employment, such as Administaff, Inc. and Gevity HR, Inc., and companies that primarily provide payroll processing services, such as Automatic Data Processing, Inc. and Paychex, Inc. We also face competition from information technology outsourcing firms and broad-based outsourcing and consulting firms that perform individual projects.

        Several of our existing or potential competitors have substantially greater financial, technical and marketing resources than we do, which may enable them to:

•	develop and expand their infrastructure and service offerings more quickly and achieve greater cost efficiencies;

•	invest in new technologies;

•	expand operations into new markets more rapidly;

•	devote greater resources to marketing;

•	compete for acquisitions more effectively and complete acquisitions more easily; and

•	aggressively price products and services and increase benefits in ways that we may not be able to match economically.

        In order to compete effectively in our markets, we must target our potential clients carefully, continue to improve our efficiencies and the scope and quality of our services, and rely on our service quality, innovation, education and program clarity. If our competitive advantages are not compelling or sustainable, then we are unlikely to increase or sustain profits and our stock price could decline.

We are dependent upon certain key personnel and recruitment and retention of key employees may be difficult and expensive.

        We believe that the successful operation of our business is dependent upon our retention of the services of key personnel, including our chief executive officer, other executive officers and branch managers. We may not be able to retain all of our executives, senior managers and key personnel in light of competition for their services. If we lose the services of one of our executive officers or a significant number of our senior managers, our operations and profitability likely would be adversely affected.

We do not have an expansive in-house sales staff and therefore rely extensively on brokers to make referrals.

        We maintain only a minimal internal professional sales force. Instead, we rely heavily on insurance brokers to provide referrals to new business, especially in California, although each branch office manager is expected to be an effective leader in business development, including marketing efforts and sales closures. In connection with these arrangements, we pay a fee to brokers for new clients. As a result of our reliance on brokers, we are dependent on firms and individuals that do not have an exclusive relationship with us. If we are unable to maintain our relationships with brokers, if brokers increase their fees or if brokers lose confidence in our services, we could face declines in our business and additional costs and uncertainties as we attempt to hire and train an internal sales force.

We depend on attracting and retaining qualified employees; during periods of economic growth our costs to do so increase and it becomes more difficult to attract and retain people.

        The success of our staffing services depends on our ability to attract and retain qualified employees for placement with our customers. Our ability to attract and retain qualified personnel could be impaired by rapid improvement in economic conditions resulting in lower unemployment and increases in compensation. During periods of economic growth, we face growing competition for retaining and recruiting qualified personnel, which in turn leads to greater advertising and recruiting costs and increased salary expenses. If we cannot attract and retain qualified employees, the quality of our services may deteriorate and our reputation and results of operations could be adversely affected.

Our service agreements may be terminated on short notice, leaving us vulnerable to loss of a significant amount of customers in a short period of time if business or regulatory conditions change or events occur that negatively affect our reputation.

        Our PEO services agreements are generally terminable on 30 days notice by either us or the client. As a result, our clients may terminate their agreement with us at any time, making us particularly vulnerable to changing business or regulatory conditions or changes affecting our reputation or the reputation of our industry.

Our industry has at times received negative publicity and had some stigma associated with it that, if it were to predominate, could cause our business to decline.

        Both PEOs and staffing services companies periodically have been tarnished by bad publicity or scandals from bad business judgment or even outright fraud. If we or our industry face negative publicity, customers’ confidence in the use of temporary personnel or co-employed workers may deteriorate, and they may be unwilling to enter into or continue our staffing or co-employment relationships. If a negative perception were to prevail, it would be more difficult for us to attract and retain customers.

Changes in state unemployment tax laws and regulations could adversely affect our business.

        Recently, there has been significant negative publicity relating to the use of staffing or PEO companies to shield employers from poor unemployment history and high unemployment taxes. New legislation enacted at the state or federal level to try to counter this perceived problem could have a material adverse effect on our business by limiting our ability to market our services or making our services less attractive to our customers and potential customers.

We are dependent upon technology services and if we experience damage, service interruptions or failures in our computer and telecommunications systems, or if our security measures are breached, our client relationships and our ability to attract new clients may be adversely affected.

        Our business could be interrupted by damage to or disruption of our computer and telecommunications equipment and software systems, and we may lose data. Our clients’ businesses may be adversely affected by any system or equipment failure we experience. As a result of any of the foregoing, our relationships with our clients may be impaired, we may lose clients, our ability to attract new clients may be adversely affected and we could be exposed to contractual liability. Precautions in place to protect ourselves from, or minimize the effect of, such events, may not be adequate.

        In addition, our business involves the storage and transmission of clients’ proprietary information and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to client data, our reputation will be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and are growing increasingly sophisticated. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, we could be liable and the market perception of our services could be harmed.

The compliance costs associated with Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting could be substantial, while failure to achieve and maintain compliance could have an adverse effect on our stock price.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and current SEC regulations, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we expect to be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of 2006. We are engaged in the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. Also, during the course of our internal control testing, we may identify deficiencies which we may not be able to remediate in time to meet the reporting deadline under Section 404. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

Item 1B. UNRESOLVED STAFF COMMENTS

        None.

Item 2. PROPERTIES

        We provide PEO and staffing services through all 36 of our branch offices. The following table shows the number of branch offices located in each state in which we operate. We also lease office space in other locations in our market areas which we use to recruit and place employees.

State	Number of Branch Offices
California	14
Oregon	9
Washington	4
Idaho	3
Maryland	2
Arizona	1
Colorado	1
Delaware	1
North Carolina	1

        We lease office space for our branch offices. At December 31, 2005, our leases had expiration dates ranging from less than one year to eight years, with total minimum payments through 2013 of approximately $4.4 million. Effective March 11, 2006, we relocated our corporate headquarters office to Vancouver, Washington. We now occupy approximately 17 percent of the fully leased 63,500 square foot building we purchased during the third quarter of 2005 at a price of $8.85 million.

Item 3. LEGAL PROCEEDINGS

        There were no material legal proceedings pending against the Company at December 31, 2005, or during the period beginning with that date through March 29, 2006.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table identifies, as of February 28, 2006, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Principal Positions and Business Experience	Officer Since
William W. Sherertz	60	President; Chief Executive Officer; Director	1980
Michael L. Elich	40	Vice President and Chief Operating Officer	2005
Michael D. Mulholland	54	Vice President-Finance, Treasurer and Secretary; Chief Financial Officer	1994
Gregory R. Vaughn	50	Vice President	1998
James D. Miller	42	Controller and Assistant Secretary; Principal Accounting Officer	1994

        William W. Sherertz has acted as Chief Executive Officer of the Company since 1980. He has also been a director of the Company since 1980, and was appointed President of the Company in March 1993. Mr. Sherertz also serves as Chairman of the Board of Directors.

        Michael L. Elich joined the Company in October 2001 as Director of Business Development. He was appointed Vice President and Chief Operating Officer in May 2005. From 1995 to 2001, Mr. Elich served as Executive Vice President and Chief Operating Officer of Skills Resource Training Center, a staffing services company with offices in Oregon, Washington and Idaho that we acquired effective January 1, 2004.

        Michael D. Mulholland joined the Company in August 1994 as Vice President-Finance and Secretary and was appointed to the additional position of Treasurer in May 2005. From 1988 to 1994, Mr. Mulholland was employed by Sprouse-Reitz Stores Inc. (“Sprouse”), a former Nasdaq-listed retail company, serving as its Executive Vice President, Chief Financial Officer and Secretary. Prior to Sprouse, Mr. Mulholland held senior management positions with Lamb-Weston, Inc., a food processing company, from 1985 to 1988, and Keil, Inc., a regional retail company, from 1978 to 1985. Mr. Mulholland, a certified public accountant on inactive status, was also employed by Touche Ross & Co., now known as Deloitte & Touche LLP.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock (the “Common Stock”) trades on The Nasdaq Stock Market’s National Market™ tier under the symbol “BBSI.” At February 28, 2006, there were 55 stockholders of record and approximately 2,360 beneficial owners of the Common Stock. We have not declared or paid any cash dividends since the closing of our initial public offering of Common Stock on June 18, 1993, and we have no present plan to pay any cash dividends in the foreseeable future. The following table presents the high and low sales prices of the Common Stock for each quarterly period during the last two fiscal years, as reported by The Nasdaq Stock Market. All share prices listed below have been adjusted for a 3-for-2 stock split effected on May 19, 2005, by way of a 50% stock dividend.

	High	Low
2004
First Quarter	$11.84	$7.66
Second Quarter	10.14	8.17
Third Quarter	11.79	8.66
Fourth Quarter	11.00	8.83
2005
First Quarter	$16.59	$8.99
Second Quarter	16.45	12.27
Third Quarter	23.50	14.65
Fourth Quarter	29.00	21.00

        During 1999, the Company’s Board of Directors authorized a stock repurchase program to purchase common shares from time to time in open market purchases. In July 2005, the Board terminated the Company’s stock repurchase program.

Item 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the Company’s financial statements and the accompanying notes listed in Item 15 of this Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of operations:
Revenues:
Staffing services	$130,098	$123,514	$93,544	$96,750	$123,110
Professional employer service fees	101,291	71,447	29,177	12,558	16,281

Total	231,389	194,961	122,721	109,308	139,391

Cost of revenues:
Direct payroll costs	97,006	91,190	69,099	71,515	90,750
Payroll taxes and benefits	63,889	45,544	22,916	14,062	17,635
Workers' compensation	24,667	23,071	9,709	8,766	12,971

Total	185,562	159,805	101,724	94,343	121,356

Gross margin	45,827	35,156	20,997	14,965	18,035
Selling, general and administrative
expenses	25,670	22,330	16,810	16,008	18,737
Depreciation and amortization	974	1,008	1,058	1,162	3,277

Income (loss) from operations	19,183	11,818	3,129	(2,205)	(3,979)

Other (expense) income:
Interest expense	(106)	(101)	(268)	(278)	(359)
Interest income	1,173	343	82	217	297
Other, net	(320)	190	32	21	45

Total	747	432	(154)	(40)	(17)

Income (loss) before income taxes	19,930	12,250	2,975	(2,245)	(3,996)
Provision for (benefit from) income taxes	7,440	4,879	890	(892)	(1,574)

Net income (loss)	$12,490	$7,371	$2,085	$(1,353)	$(2,422)

Basic earnings (loss) per share	$1.29	$.86	$.24	$(.15)	$(.26)

Weighted average number of basic
shares outstanding	9,647	8,587	8,535	8,706	9,290

Diluted earnings (loss) per share	$1.21	$.79	$.24	$(.15)	$(.26)

Weighted average number of diluted
shares outstanding	10,343	9,289	8,814	8,706	9,290

Selected balance sheet data:
Cash and marketable securities	$64,909	$16,783	$7,785	$96	$1,142
Working capital	55,475	17,151	8,470	2,235	2,658
Total assets	144,301	79,985	58,834	50,825	52,787
Long-term debt, net of current portion	1,094	1,441	400	488	922
Stockholders' equity	85,850	38,753	30,634	28,785	30,534

Note: All share and per share amounts have been adjusted for a 3-for-2 stock split effected on May 19, 2005 by way of a 50% stock dividend.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We provide human resource management services, comprised of staffing services and PEO services. We generate staffing services revenues primarily from short-term staffing, contract staffing, on-site management and direct placement services. Our PEO service fees are generated from contractual agreements with our PEO clients under which we become a co-employer of our client’s workforce with responsibility for some or all of the client’s human resource functions. We recognize revenues from our staffing services for all amounts invoiced, including direct payroll, employer payroll-related taxes, workers’ compensation coverage and a service fee (equivalent to a mark-up percentage). PEO service fee revenues are recognized on a net basis in accordance with Emerging Issues Task Force No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent” (“EITF No. 99-19”). As such, our PEO service fee revenues represent the gross margin generated from our PEO services after deducting the amounts invoiced to PEO customers for direct payroll expenses such as salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment. These amounts are also excluded from cost of revenues. PEO service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers’ compensation coverage.

        Through centralized operations at our headquarters in Vancouver, Washington, we prepare invoices weekly for our staffing services customers and following the end of each payroll processing cycle for PEO clients. We invoice our customers and clients as each payroll is processed. Payment terms for staffing customers are generally 30 days, while PEO clients’ invoices are generally due on the invoice date.

        Our business is concentrated in California and Oregon and we expect to continue to derive a majority of our revenues from these markets in the future. Revenues generated in our California and Oregon offices accounted for 74% of our total revenues in 2005, 72% in 2004 and 78% in 2003. Consequently, any weakness in economic conditions or changes in the regulatory environments in these regions could have a material adverse effect on our financial results.

        We offer cash safety incentives to certain PEO clients for maintaining safe-work practices in order to minimize workplace injuries. The cash incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive expense is also netted against PEO revenues on our statements of operations.

        Our cost of revenues is comprised of direct payroll costs for staffing services, employer payroll-related taxes and employee benefits and workers’ compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal unemployment taxes, state unemployment taxes and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by the customer. Workers’ compensation expense consists primarily of the costs associated with our self-insured workers’ compensation program, such as claims reserves, claims administration fees, legal fees, state administrative agency fees and excess insurance costs for catastrophic injuries. We also maintain separate workers’ compensation insurance policies for employees working in states where we are not self-insured.

        The largest portion of workers’ compensation expense is the cost of workplace injury claims. When an injury occurs and is reported to us, our respective independent third-party claims administrator (“TPA”) analyzes the details of the injury and develops a case reserve, which is the TPA’s estimate of the cost of the claim based on similar injuries and their professional judgment. We then record or accrue an expense and a corresponding liability based upon our estimate of the ultimate claim cost. As cash payments are made by our TPA against specific case reserves, the accrued liability is reduced by the corresponding payment amount. The TPA also reviews existing injury claims on an on-going basis and adjusts the case reserves as new or additional information for each claim becomes available. We have established an additional reserve for both future unanticipated increases in costs (“adverse loss development”) of the claims reserves for open claims and for claims incurred but not reported related to prior and current periods. We believe our operational policies and internal claims reporting system help to limit the occurrence of unreported incurred claims.

        Selling, general and administrative expenses represent both branch office and corporate-level operating expenses. Branch operating expenses consist primarily of branch office staff payroll and personnel related costs, advertising, rent, office supplies, depreciation and branch incentive compensation. Corporate-level operating expenses consist primarily of executive and office staff payroll and personnel related costs, professional and legal fees, travel, depreciation, occupancy costs, information systems costs and executive and corporate staff incentive compensation.

        Amortization of intangible assets consists of the amortization of software costs, and covenants not to compete, which are amortized using the straight-line method over their estimated useful lives, which range from two to ten years.

Critical Accounting Policies

        We have identified the following policies as critical to our business and the understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1 to the audited consolidated financial statements included in Item 15 of this report. Note that the preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Self-Insured Workers’ Compensation Reserves. We are self-insured for workers’ compensation coverage in a majority of our employee work sites. Accruals for workers’ compensation expense are made based upon our claims experience and an annual independent actuarial analysis, utilizing past experience, as well as claim cost development trends and current workers’ compensation industry loss information. As such, a majority of our recorded expense for workers’ compensation is management’s best estimate after reviewing our annual independent actuarial analysis and evaluating subsequent claims development. We believe the amount accrued is adequate to cover all known and unreported claims at December 31, 2005. However, if the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required, which could have a material adverse effect on our operating results.

        Safety Incentives Liability. Our accrued safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensating claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s third party administrator.

        Allowance for Doubtful Accounts. We are required to make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

        Intangible Assets and Goodwill. We assess the recoverability of intangible assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management’s current assessment of the carrying value of intangible assets and goodwill indicates there was no impairment as of December 31, 2005. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Recent Accounting Pronouncements

        For a discussion of recent accounting pronouncements and their potential effect on the Company’s results of operations and financial condition, refer to Note 1 in the Notes to the Financial Statements beginning at page F-11 of this Annual Report on Form 10-K.

Forward-Looking Information

        Statements in this Item or in Item 1 of this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and allowance for doubtful accounts, the effectiveness of the Company’s management information systems, and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

        Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

        Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of net proceeds of approximately $33.0 million and other effects of the Company’s follow-on equity offering in 2005, among others.

        The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

        The following table sets forth the percentages of total revenues represented by selected items in the Company’s Statements of Operations for the years ended December 31, 2005, 2004 and 2003, included in Item 15 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company’s financial statements included in Item 15 of this Report.

	Percentage of Total Net Revenues
	Years Ended December 31,
	2005	2004	2003
Revenues:
Staffing services	56.2%	63.4%	76.2%
Professional employer service fees	43.8	36.6	23.8

Total	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	41.9	46.8	56.3
Payroll taxes and benefits	27.6	23.4	18.7
Workers' compensation	10.7	11.8	7.9

Total	80.2	82.0	82.9

Gross margin	19.8	18.0	17.1
Selling, general and administrative expenses	11.1	11.4	13.7
Depreciation and amortization	0.4	0.5	0.9

Income from operations	8.3	6.1	2.5
Other income (expense)	0.3	0.2	(0.1)

Pretax income	8.6	6.3	2.4
Provision for income taxes	3.2	2.5	0.7

Net income	5.4%	3.8%	1.7%

        We report PEO revenues in accordance with the requirements of EITF No. 99-19 which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the gross revenues and cost of revenues information for the years ended December 31, 2005 and 2004 set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

(in thousands)	Year Ended December 31,
	2005	2004
Revenues:
Staffing services	$130,098	$123,514
Professional employer services	635,743	419,010

Total revenues	765,841	542,524

Cost of revenues:
Direct payroll costs	625,242	434,034
Payroll taxes and benefits	63,888	45,544
Workers' compensation	30,884	27,790

Total cost of revenues	720,014	507,368

Gross margin	$45,827	$35,156

        A reconciliation of non-GAAP gross revenues to net revenues is as follows for the years ended December 31, 2005 and 2004 (in thousands):

	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2005	2004	2005	2004	2005	2004
Revenues:
Staffing services	$130,098	$123,514	$—	$—	$130,098	$123,514
Professional employer
services	635,743	419,010	(534,452)	(347,563)	101,291	71,447

Total revenues	$765,841	$542,524	$(534,452)	$(347,563)	$231,389	$194,961

Cost of revenues:	$720,014	$507,368	$(534,452)	$(347,563)	$185,562	$159,805

Years Ended December 31, 2005 and 2004

        Net income for 2005 amounted to $12.5 million, an improvement of 68.9% or $5.1 million over net income of $7.4 million for 2004. The improvement for 2005 was primarily due to higher gross margin dollars as a result of significant growth in professional employer (“PEO”) services business, partially offset by higher selling, general and administrative expenses. Diluted earnings per share for 2005 was $1.21 compared to $.79 for 2004. The Company’s improved operating results continue to reflect, in part, growing market acceptance of the business process outsourcing model, market share gains owing to strong branch-level management and the competitive advantage of offering a broad array of human resource management services through its PEO arrangements. The trend toward normalization of market conditions for California workers’ compensation insurance initiated by limited legislature reforms has had little effect on our PEO growth rates due to the increasing market acceptance of our broad array of human resource management services. We expect this favorable trend to continue for the foreseeable future.

        Revenues for 2005 totaled $231.4 million, an increase of approximately $36.4 million or 18.7%, which reflects significant growth in the Company’s PEO service fee revenue, combined with a 5.3% increase in staffing services revenue. PEO service fee revenue increased approximately $29.9 million or 41.9% over 2004 primarily due to increased demand for the Company’s broad array of competitively priced human resource management services. At December 31, 2005, the Company had approximately 810 PEO clients as compared to approximately 600 PEO clients at December 31, 2004. Management believes that the favorable trend in PEO revenues will continue for the foreseeable future. Staffing services revenue increased approximately $6.6 million or 5.3% over 2004. During 2005, the Company served approximately 2,000 staffing services customers, which compares to approximately the same number of customers during 2004. Although the number of customers remained at a similar level in 2005 as compared to 2004, the increase in staffing services revenues reflects increased business activity with certain customers owing to their size of operation, as well as customers whose demand for the Company’s services increased. Management expects demand for the Company’s staffing services will continue to reflect overall economic conditions in its market areas.

        Gross margin for 2005 totaled approximately $45.8 million, which represented an increase of $10.6 million or 30.1% over 2004, primarily due to the 18.7% increase in revenues. The gross margin percent increased from 18.0% of revenues for 2004 to 19.8% for 2005. The increase in the gross margin percentage was due to lower direct payroll costs and lower workers’ compensation expense, offset in part by higher payroll taxes and benefits, all expressed as a percent of revenues. The decline in direct payroll costs, as a percentage of revenues, from 46.8% for 2004 to 41.9% for 2005 reflects the continuing decline in the mix of staffing services due to an increase in PEO services in the Company’s customer base and the effect of each customer’s unique mark-up percent. Workers’ compensation expense, as a percent of revenues, declined from 11.8% in 2004 to 10.7% in 2005. Workers’ compensation expense for 2005 totaled $24.7 million, which compares to $23.1 million for 2004. The moderate increase in workers’ compensation expense in total dollars was generally due to increased business activity in California. The increase in payroll taxes and benefits, as a percentage of revenues, from 23.4% for 2004 to 27.6% for 2005, was largely due to the effect of significant growth in PEO services, offset in part by slightly lower effective state unemployment tax rates in various states in which the Company operates as compared to 2004. We expect gross margin as a percentage of total revenues to continue to be influenced by fluctuations in the mix between staffing and PEO services, as well as the adequacy of our estimates for workers’ compensation liabilities.

        In connection with our self-insured workers’ compensation program, we have maintained an excess workers’ compensation policy that limits the financial effect of costly workers’ compensation claims. For 2003, such policies included a self-insured retention or deductible of $750,000 per occurrence. Effective January 1, 2004, the self-insured retention or deductible increased to $1.0 million per occurrence and remained as such for the January 1, 2006 renewal, with a moderate decline in the premium cost per $100 of payroll. Management believes that we obtained the most favorable terms and conditions available given current market conditions.

        Selling, general and administrative (“SG&A”) expenses consist of compensation and other expenses incident to the operation of our headquarters and our branch offices and the marketing of our services. SG&A for 2005 amounted to approximately $25.7 million, an increase of $3.4 million or 15.3% over 2004. The increase over 2004 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company’s PEO business. SG&A expenses, as a percentage of revenues, declined from 11.4% in 2004 to 11.1% in 2005.

        Other income for 2005 was $747,000 compared to other income of $432,000 for 2004. The increase in other income for 2005 was primarily attributable to increased investment income earned on the Company’s higher cash balances, offset in part by a realized loss of $383,000 on a prior investment in a bond fund, which was comprised of treasury inflation protected securities, commonly known as TIPS.

        Depreciation and amortization totaled $1.0 million for 2005, which compares to a similar amount for 2004. The depreciation and amortization expense level remained relatively comparable to 2004 amounts due to our current low level of capital expenditures for operations.

        Our effective income tax rate for 2005 was 37.3%, as compared to 39.8% for 2004. The lower 2005 effective rate was primarily attributable to a significant increase in Federal tax-exempt interest income.

        At December 31, 2005, we had net deferred income tax assets of $6.2 million, which consist of temporary differences between taxable income for financial accounting and tax purposes, which will reduce taxable income in future years. Pursuant to GAAP, we are required to assess the realization of the deferred income tax assets as significant changes in circumstances may require adjustments during future periods. Although realization is not assured, management has concluded that it is more likely than not that the remaining net deferred income tax assets will be realized, principally based upon projected taxable income for the next two years. The amount of the net deferred income tax assets actually realized could vary, if there are differences in the timing or amount of future reversals of existing deferred income tax assets or changes in the actual amounts of future taxable income as compared to operating forecasts. If our operating forecast is determined to no longer be reliable due to uncertain market conditions, our long-term forecast may require reassessment. As a result, in the future, a valuation allowance may be required to be established for all or a portion of the net deferred income tax assets. Such a valuation allowance could have a significant effect on our future results of operations and financial position.

Years Ended December 31, 2004 and 2003

        Net income for the year ended December 31, 2004 was $7.4 million, an improvement of $5.3 million over net income of $2.1 million for 2003. The improvement in net income was primarily attributable to higher gross margin dollars as a result of significant growth in PEO services business, offset in part by an increase in SG&A expenses to support the increase in business activity. Diluted income per share for 2004 was $0.79 as compared to diluted income per share of $0.24 for 2003.

        Revenues for 2004 totaled $195.0 million, an increase of approximately $72.2 million or 58.9% over 2003 revenues of $122.7 million. The increase in total revenues was due primarily to the significant growth in our PEO service fee revenue in California due in part to the competitive advantages available to us as a result of adverse conditions in the workers’ compensation insurance market in that state, combined with an increase in staffing services revenue.

        PEO service fee revenue increased $42.3 million or 144.9%, while staffing services revenue increased $30.0 million or 32.0%, which resulted in an increase in the share of PEO service fee revenue to 36.6% of total revenues for 2004, as compared to 23.8% for 2003. The increase in PEO service fee revenue for 2004 was primarily due to market acceptance of the business process outsourcing model, market share gains owing to strong branch-level management and to increased demand for our services, particularly in California. At December 31, 2004, we had approximately 600 PEO clients as compared to approximately 500 PEO clients at December 31, 2003. The increase in staffing services revenue for 2004 was primarily due to our acquisition of certain assets of Skills Resource Training Center (“SRTC”), a staffing services company with nine offices in Central Washington, Eastern Oregon and Southern Idaho, effective January 1, 2004. Operations of SRTC accounted for approximately $25.6 million or 85.3% of the increase in staffing services revenue. During 2004, we served approximately 2,000 staffing services customers as compared to 2,100 customers during 2003. Although the number of customers declined in 2004 as compared to 2003, the increase in staffing services revenues reflects increased business activity with certain customers owing to their size of operation, as well as customers whose demand for our services increased. Staffing services revenues decreased to 63.4% of total revenues for 2004 as compared to 76.2% for 2003.

        Gross margin for 2004 totaled $35.2 million, which represented an increase of $14.2 million or 67.6% over 2003. The gross margin percentage increased from 17.1% of total revenues for 2003 to 18.0% for 2004. The increase in the gross margin percentage was due to lower direct payroll costs, offset in part by higher payroll taxes and benefit costs and higher workers’ compensation costs, as a percentage of total revenues. The decrease in direct payroll costs as a percentage of total revenues from 56.3% for 2003 to 46.8% for 2004 primarily reflects the shift in relative mix of services to our customer base from staffing to PEO services and to the effect of each customer’s unique mark-up percent. The increase in payroll taxes and benefits as a percentage of total revenues from 18.7% for 2003 to 23.4% for 2004 was primarily attributable to higher statutory state unemployment tax rates in various states in which we operate, as well as to the effect of significant growth in PEO services. Workers’ compensation expense for 2004 totaled $23.1 million, which compares to $9.7 million for 2003. The increase in workers’ compensation expense was generally due to increased business activity, particularly in California, where injury claims are more costly as compared to other states in which we operate, as well as to an increased provision for the future estimated costs of existing claims. We expect gross margin as a percentage of total revenues to continue to be influenced by fluctuations in the mix between staffing and PEO services, including the mix within the staffing segment, as well as the adequacy of our estimates for workers’ compensation liabilities.

        SG&A expenses for 2004 amounted to $22.3 million, an increase of $5.5 million or 32.7% over $16.8 million in 2003. SG&A expenses expressed as a percentage of total revenues declined from 13.7% for 2003 to 11.4% for 2004. The increase in SG&A dollars was primarily due to increases in branch management personnel and related expenses as a result of the growth in our PEO business and, to a lesser extent, the incremental SG&A expenses associated with the SRTC acquisition.

        Depreciation and amortization totaled $1.0 million for 2004, which compares to $1.1 million for 2003. The depreciation and amortization expense level remained relatively comparable to 2003 amounts due to our current low level of capital expenditures.

        Our effective income tax rate for 2004 was 39.8%, as compared to 29.9% for 2003. The higher 2004 effective rate was primarily attributable to a higher federal tax rate as a result of higher taxable income, a higher weighted-average state tax rate due to increased taxable income in California and a lower relative effect of tax credits due to higher taxable income.

Fluctuations in Quarterly Operating Results

        We have historically experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors such as wage limits on statutory payroll taxes, claims experience for workers’ compensation, demand for our services and competition. Payroll taxes, as a component of cost of revenues, generally decline throughout a calendar year as the applicable statutory wage bases for federal and state unemployment taxes and Social Security taxes are exceeded on a per employee basis. Our revenue levels may be higher in the third quarter due to the effect of increased business activity of our customers’ businesses in the agriculture, food processing and forest products-related industries. In addition, revenues in the fourth quarter may be affected by many customers’ practice of operating on holiday-shortened schedules. Workers’ compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. In addition, adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company’s estimated workers’ compensation expense.

Liquidity and Capital Resources

        The Company’s cash position of $61.4 million at December 31, 2005, increased by $49.2 million over December 31, 2004, which compares to an increase of $4.4 million for the comparable period in 2004. The increase in cash at December 31, 2005, as compared to December 31, 2004, was primarily due to $33.0 million of net proceeds generated from the Company’s follow-on offering of its common stock completed in early August 2005 and to net cash provided by operating activities. The Company sold a total of 2,184,850 shares of common stock in the offering and received total net proceeds of approximately $33.0 million after deducting underwriting discounts, commissions and offering expenses.

        Net cash provided by operating activities for 2005 amounted to $24.7 million, as compared to net cash provided by operating activities of $12.7 million for 2004. For 2005, cash flow was provided by net income of $12.5 million, together with increases in accrued payroll and related benefits of $11.2 million and increases in workers’ compensation claims liabilities and safety incentives liabilities totaling $5.7 million, offset in part by increases in trade accounts receivable, deferred income taxes, prepaid expenses and customer deposits and other assets totaling $6.2 million.

        Net cash used in investing activities totaled $9.7 million for 2005, compared to net cash used in investing activities of $10.0 million for 2004. For 2005, the principal uses of cash for investing activities were for purchases of property and equipment of $9.7 million primarily comprised of the Company’s $8.85 million purchase of an office building. The Company relocated its corporate headquarters to this building in mid-March 2006. The remaining uses of cash for investing activities were net purchases of restricted marketable securities of $3.6 million and purchases of marketable securities of $1.5 million, offset by net proceeds totaling $3.3 million from maturities of restricted marketable securities and $1.9 million in proceeds from sales of marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

        Net cash provided by financing activities for 2005 was $34.2 million compared to net cash provided by financing activities of $1.7 million for 2004. For 2005, the principal source of cash from financing activities was $33.0 million in net proceeds from the Company’s follow-on offering of its common stock.

        As disclosed in Note 2 to the audited consolidated financial statements included in this report, the Company acquired certain assets of Skills Resource Training Center (“SRTC”), a staffing services company headquartered in Central Washington state, effective January 1, 2004. As consideration for the acquisition, the Company paid $3.0 million in cash and agreed to issue up to 203,597 shares of its common stock (“Earnout Shares”), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar year 2004. Effective July 12, 2005, the Company issued 76,222 Earnout Shares to SRTC in partial resolution of the remaining contingencies. The Company has recorded estimated Earnout Shares of 79,200 with a value of $778,000 on its consolidated balance sheet as of December 31, 2005 and December 31, 2004. See Note 19 to the audited consolidated financial statements included in Item 15 of this report.

        The Company’s business strategy continues to focus on growth through the expansion of operations at existing offices, together with the selective acquisition of additional personnel-related business, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated. As discussed in Note 19 to the audited consolidated financial statements included in Item 15 of this report, we completed the acquisition of the Pro HR, LLC effective January 1, 2006.

        The Company entered into a new Credit Agreement (the “Credit Agreement”) with its principal bank effective July 1, 2005. The Credit Agreement provides for an unsecured revolving credit facility of up to $4.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $4.0 million. The interest rate on advances, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2006. Management anticipates that if it chooses to renew the Credit Agreement, such terms and conditions for a new agreement will not be less favorable than the current agreement.

        Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) a Current Ratio not less than 1.10 to 1.0 with “Current Ratio” defined as total current assets divided by total current liabilities; (2) net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, and (3) pre-tax profit of not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end. The Company was in compliance with all covenants at December 31, 2005.

        Management expects that current liquid assets, the funds anticipated to be generated from operations and credit available under the Credit Agreement will be sufficient in the aggregate to fund the Company’s working capital needs for the foreseeable future.

Contractual Obligations

        The Company’s contractual obligations as of December 31, 2005, including long-term debt, commitments for future payments under non-cancelable lease arrangements and long-term workers’ compensation liabilities, are summarized below:

(in thousands)	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt, principal only	$1,442	$348	$444	$296	$354
Operating leases	4,424	1,686	1,916	470	352
Long-term workers' compensation claims
liabilities for catastrophic injuries	911	48	166	114	583

Total contractual cash obligations	$6,777	$2,082	$2,526	$880	$1,289

Inflation

        Inflation generally has not been a significant factor in the Company’s operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers’ compensation claims.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents, our available-for-sale marketable securities and our long-term debt. The cash and cash equivalents consist primarily of tax-exempt money market funds and overnight investments which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates. As of December 31, 2005, the Company had interest-bearing debt obligations of approximately $1.4 million, of which approximately $1.2 million bears interest at a variable rate and approximately $0.2 million at a fixed rate of interest. The variable rate debt is comprised of a $1.475 million note payable, of which approximately $1.2 million remained outstanding as of December 31, 2005 with a 10-year term, which bears interest at the three-month LIBOR rate plus 240 basis points. Based on the Company’s overall interest exposure at December 31, 2005, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s long-term debt or its results of operations.

        We attempt to limit our exposure to interest rate risk primarily through diversification and low investment turnover. Our investment policy is designed to maximize after-tax interest income while preserving our principal investment. As a result, our marketable securities consist primarily of short and intermediate-term debt securities. As of December 31, 2005, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 15.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A. CONTROLS AND PROCEDURES

        The Company’s disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. The Company’s management has evaluated, with the participation and under the supervision of our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company required to be disclosed in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

        No change in the Company’s internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and current SEC regulations, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we expect to be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of 2006.

Item 9B. OTHER INFORMATION

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this Item 10 concerning directors and executive officers of the Company appears under the heading “Executive Officers of the Registrant” on page [12] of this report or is incorporated into this report by reference to the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed within 120 days of the Company’s fiscal year end of December 31, 2005 (the “Proxy Statement”), in which additional required information is included under the headings “Election of Directors,” “Stock Ownership by Principal Stockholders and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics.”

Audit Committee

        The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act known as the Audit and Compliance Committee. The members of the Audit and Compliance Committee are Thomas J. Carley, chairman, James B. Hicks, Ph.D., and Anthony Meeker, each of whom is independent as that term is used in Nasdaq listing standards applicable to the Company.

Audit Committee Financial Expert

        The Company’s Board of Directors has determined that Thomas J. Carley, an audit committee member, qualifies as an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K under the Exchange Act and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Item 11. EXECUTIVE COMPENSATION

        Information required by this Item 11 concerning executive and director compensation is incorporated into this report by reference to the Proxy Statement, in which required information is set forth under the headings “Executive Compensation” and “Meetings and Committees of the Board of Directors – Compensation Committee Interlocks and Insider Participation.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this Item 12 concerning the security ownership of certain beneficial owners and management is incorporated into this report by reference to the Proxy Statement, in which required information is set forth under the headings “Stock Ownership of Principal Stockholders and Management – Beneficial Ownership Table” and “Executive Compensation – Additional Equity Compensation Plan Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this Item 13 concerning certain relationships and related transactions is incorporated into this report by reference to the Proxy Statement, in which required information is set forth under the headings “Meetings and Committees of the Board of Directors – Compensation Committee Interlocks and Insider Participation” and “Transactions with Management.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this Item 14 concerning fees paid to our accountants is incorporated into this report by reference to the Proxy Statement, in which required information is set forth under the heading “Matters Relating to Our Independent Registered Public Accounting Firm.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

        The Financial Statements, together with the reports thereon of Moss Adams LLP and PricewaterhouseCoopers LLP, are included on the pages indicated below:

No schedules are required to be filed herewith.

Exhibits

Exhibits are listed in the Exhibit Index that follows the signature page of this report.

BARRETT BUSINESS SERVICES, INC.
AUDITED ANNUAL CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Barrett Business Services, Inc.

We have audited the accompanying consolidated balance sheet of Barrett Business Services, Inc. and subsidiary (“the Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barrett Business Services, Inc. and subsidiary as of December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Portland, Oregon
March 30, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Barrett Business Services, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of Barrett Business Services, Inc. and its subsidiary (the Company) at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
March 9, 2005

Barrett Business Services, Inc.
Consolidated Balance Sheets
December 31, 2005 and 2004
(In Thousands, Except Par Value)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$61,361	$12,153
Marketable securities	3,548	4,630
Trade accounts receivable, net	26,328	23,840
Prepaid expenses and other	2,514	1,364
Deferred income taxes	5,864	4,100
Workers' compensation receivables for insured claims	242	213

Total current assets	99,857	46,300
Marketable securities	396	—
Goodwill, net	22,516	22,516
Intangibles, net	5	25
Property, equipment and software, net	13,071	4,301
Restricted marketable securities and workers' compensation deposits	2,041	1,702
Deferred income taxes	341	582
Other assets	1,528	401
Workers' compensation receivables for insured claims	4,546	4,158

	$144,301	$79,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,366	$994
Accrued payroll, payroll taxes and related benefits	28,650	17,427
Other accrued liabilities	360	414
Workers' compensation claims liabilities	5,729	4,946
Workers' compensation claims liabilities for insured claims	242	213
Safety incentives liability	7,687	4,807
Current portion of long-term debt	348	348

Total current liabilities	44,382	29,149
Long-term debt, net of current portion	1,094	1,441
Customer deposits	663	608
Long-term workers' compensation claims liabilities	8,532	6,465
Long-term workers' compensation claims liabilities for insured claims	2,866	2,533
Deferred gain on sale and leaseback	914	1,036
Commitments and contingencies (Notes 11 and 17)
Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized; no shares
issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 11,047
and 8,612 shares issued and outstanding	110	86
Additional paid-in capital	38,382	3,874
Other comprehensive loss	(279)	(354)
Retained earnings	47,637	35,147

	85,850	38,753

	$144,301	$79,985

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003
(In Thousands, Except Per Share Amounts)

	2005	2004	2003
Revenues:
Staffing services	$130,098	$123,514	$93,544
Professional employer service fees	101,291	71,447	29,177

	231,389	194,961	122,721

Cost of revenues:
Direct payroll costs	97,006	91,190	69,099
Payroll taxes and benefits	63,889	45,544	22,916
Workers' compensation	24,667	23,071	9,709

	185,562	159,805	101,724

Gross margin	45,827	35,156	20,997
Selling, general and administrative expenses	25,670	22,330	16,810
Depreciation and amortization	974	1,008	1,058

Income from operations	19,183	11,818	3,129

Other income:
Interest expense	(106)	(101)	(268)
Investment income, net	945	343	82
Other	(92)	190	32

	747	432	(154)

Income before income taxes	19,930	12,250	2,975
Provision for income taxes	7,440	4,879	890

Net income	$12,490	$7,371	$2,085

Basic earnings per share	$1.29	$.86	$.24

Weighted average number of basic shares outstanding	9,647	8,587	8,535

Diluted earnings per share	$1.21	$.79	$.24

Weighted average number of diluted shares outstanding	10,343	9,289	8,814

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2005, 2004 and 2003
(In Thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Employee Loan	Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2002	8,626	$80	$3,121	$(107)	$—	$25,691	$28,785
Common stock issued on
exercise of options	95	6	67	—	—	—	73
Repurchase of common stock	(169)	(1)	(445)	—	—	—	(446)
Tax benefit of stock option
exercises	—	—	137	—	—	—	137
Net income	—	—	—	—	—	2,085	2,085

Balance, December 31, 2003	8,552	85	2,880	(107)	—	27,776	30,634
Additional estimated purchase
price for acquisition	—	—	778	—	—	—	778
Common stock issued on
exercise of options	72	1	165	—	—	—	166
Repayment of employee loan	(12)	—	(136)	107	—	—	(29)
Tax benefit of stock option
exercises	—	—	187	—	—	—	187
Unrealized holding losses on
marketable securities, net of tax	—	—	—	—	(354)	—	(354)
Net income	—	—	—	—	—	7,371	7,371

Balance, December 31, 2004	8,612	86	3,874	—	(354)	35,147	38,753
Common stock issued
in follow-on offering	2,185	22	32,954	—	—	—	32,976
Common stock issued for
acquisition	77	—	—	—	—	—	—
Common stock issued on
exercise of options	173	2	519	—	—	—	521
Tax benefit of stock option
exercises	—	—	1,035	—	—	—	1,035
Unrealized holding gains on
marketable securities, net of tax	—	—	—	—	75	—	75
Net income	—	—	—	—	—	12,490	12,490

Balance, December 31, 2005	11,047	$110	$38,382	$—	$(279)	$47,637	$85,850

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(In Thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$12,490	$7,371	$2,085
Reconciliations of net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	974	1,008	1,058
Losses (gains) recognized on marketable securities	427	(158)	(49)
Purchase of marketable securities	(42)	(139)	—
Proceeds from sales of marketable securities	—	104	—
Gain recognized on sale and leaseback	(122)	(122)	(61)
Deferred income taxes	(1,523)	(1,279)	319
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(2,488)	(5,373)	(7,124)
Income taxes receivable	—	—	1,923
Prepaid expenses and other	(1,150)	(406)	82
Accounts payable	372	267	(107)
Accrued payroll, payroll taxes and related benefits	11,223	3,546	8,984
Other accrued liabilities	(54)	53	56
Workers' compensation claims liabilities	2,795	4,869	(1,478)
Safety incentives liability	2,880	2,800	1,601
Customer deposits and other assets, net	(1,072)	188	639
Other long-term liabilities	—	(45)	(752)

Net cash provided by operating activities	24,710	12,684	7,176

Cash flows from investing activities:
Proceeds from sale and leaseback of buildings	—	—	2,338
Cash paid for acquisition, including other direct costs	—	(3,044)	—
Purchase of property and equipment, net of amounts purchased in acquisition	(9,724)	(1,914)	(331)
Proceeds from sales of marketable securities	1,867	—	—
Purchase of marketable securities	(1,491)	(4,957)	—
Proceeds from maturities of restricted marketable securities	3,254	2,342	7,642
Proceeds from sales of restricted marketable securities	—	—	2,272
Purchase of restricted marketable securities	(3,593)	(2,397)	(7,226)

Net cash (used in) provided by investing activities	(9,687)	(9,970)	4,695

Cash flows from financing activities:
Proceeds from issuance of common stock, net	32,976	—	—
Proceeds from issuance of debt	—	1,475	—
Proceeds from credit-line borrowings	700	148	46,042
Payments on credit-line borrowings	(700)	(148)	(49,555)
Payments on long-term debt	(347)	(174)	(433)
Repurchase of common stock	—	—	(446)
Proceeds from the exercise of stock options	521	166	73
Tax benefit of stock option exercises	1,035	187	137

Net cash provided by (used in) financing activities	34,185	1,654	(4,182)

Net increase in cash and cash equivalents	49,208	4,368	7,689
Cash and cash equivalents, beginning of year	12,153	7,785	96

Cash and cash equivalents, end of year	$61,361	$12,153	$7,785

Supplemental schedule of noncash investing activities:
Acquisition of other businesses:
Cost of acquisition in excess of fair market value of net assets
acquired	$—	$3,807	$—
Tangible assets acquired	—	15	—
Less stock issued in connection with acquisition	—	(778)	—

Net cash paid for acquisition	$—	$3,044	$—

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements

1. Summary of Operations and Significant Accounting Policies

Nature of operations
Barrett Business Services, Inc. (“Barrett” or the “Company”), a Maryland corporation, is engaged in providing both staffing and professional employer services to a diversified group of customers through a network of branch offices throughout California, Oregon, Washington, Idaho, Arizona, Maryland, Delaware and North Carolina. Approximately 74%, 72% and 78%, respectively, of the Company’s revenues during 2005, 2004 and 2003 were attributable to its California and Oregon operations.

During May 2004, the Company formed a wholly-owned subsidiary which acquired an aircraft. The subsidiary incurred debt of $1.5 million to finance the purchase of the aircraft. The consolidated financial statements include the accounts of the subsidiary, after elimination of intercompany accounts and transactions.

Revenue recognition
The Company recognizes revenue as services are rendered by its workforce. Staffing services are engaged by customers to meet short-term and long-term personnel needs. Professional employer services (“PEO”) are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, renewable annually, which cover all employees at a particular work site. We report PEO revenues in accordance with the requirements of EITF No. 99-19 which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts.

The Company’s cost of revenues for staffing services is comprised of direct payroll costs, employer payroll related taxes and employee benefits and workers’ compensation. The Company’s cost of revenues for PEO services includes employer payroll related taxes and workers’ compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal unemploy-ment taxes, state unemployment taxes and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by the customer. Workers’ compensation costs consist primarily of the costs associated with the Company’s self-insured workers’ compensation program, such as claims reserves, claims administration fees, legal fees, state and federal administrative agency fees and reinsurance costs for catastrophic injuries. The Company also maintains separate workers’ compensation insurance policies for employees working in states where the Company is not self-insured. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives.

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

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

1. Summary of Operations and Significant Accounting Policies (Continued)

Marketable securities
At December 31, 2005, marketable securities consisted of publicly-traded corporate stocks and bonds. The Company determines the appropriate classification pursuant to Statement of Financial Accounting Standard No. (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities,” of its marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 2005 a majority of the Company’s investments in marketable securities were classified as trading and available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses for trading securities are reported in other income (expense) in the Company’s consolidated statements of operations. Unrealized gains and losses for available-for-sale securities are reported as a component of other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sales of marketable securities are included in other income (expense) on the Company’s consolidated statements of operations.

Allowance for doubtful accounts
The Company had an allowance for doubtful accounts of $282,000 and $273,000 at December 31, 2005 and 2004, respectively. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts.

Deferred income taxes
The Company calculates income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred income tax assets and liabilities for the expected tax consequences of events that have been included in the financial statements and income tax returns. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Restricted marketable securities
At December 31, 2005 and 2004, restricted marketable securities consisted primarily of governmental debt instruments with maturities generally from 90 days to 16 years (see Note 7). At December 31, 2005 and 2004, the approximate fair value of restricted marketable securities equaled their approximate amortized cost. Restricted marketable securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of restricted marketable securities are included in other income (expense) on the Company’s consolidated statements of operations.

Intangibles
In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. (SFAS) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” With respect to SFAS 142, the Company performed a goodwill impairment test at December 31, 2003, 2004 and 2005 and has determined there was no impairment to its recorded goodwill. The Company will perform a goodwill impairment test annually during the fourth quarter and whenever events or circumstances

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

1. Summary of Operations and Significant Accounting Policies (Continued)

Intangibles (Continued)
occur indicating that goodwill might be impaired. The Company’s intangible assets are comprised of covenants not to compete arising from acquisitions and have contractual lives principally ranging from three to five years.

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

Depreciation of property and equipment is calculated using either straight-line or accelerated methods over estimated useful lives, of the related assets or lease terms, as follows:

Years
Building	39
Office furniture and fixtures	7
Computer hardware and software	3-10
Aircraft	5
Leasehold improvements	Life of lease

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

Comprehensive income (loss)
Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s stockholders. Comprehensive income totaled $12.6 million, $7.0 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

1. Summary of Operations and Significant Accounting Policies (Continued)

Comprehensive income (loss) (Continued)
Barrett’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on its publicly traded marketable securities, net of realized gains included in net income.

Statements of cash flows
Interest paid during 2005, 2004 and 2003 did not materially differ from interest expense. Income taxes paid by the Company in 2005 and 2004 totaled $8.3 million and $6.5 million, respectively, and no taxes were paid in 2003.

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

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
Weighted average number of basic shares outstanding	9,647,257	8,586,911	8,535,392
Acquisition earnout shares	41,967	79,200	—
Stock option plan shares to be issued at prices ranging from
$0.97 to $17.50 per share	879,397	888,674	880,011
Less: Assumed purchase at average market price during the
period using proceeds received upon exercise of
options and purchase of stock	(225,401)	(266,016)	(601,212)

Weighted average number of diluted shares outstanding	10,343,220	9,288,769	8,814,191

Stock option compensation
The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and related interpretations in accounting for its stock incentive plan. Accordingly, no compensation expense has been recognized for its stock option grants issued at market price because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. If compensation expense for the Company’s stock-based compensation plan had been determined based on the fair market value at the grant date for awards under the Plan consistent with SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

1. Summary of Operations and Significant Accounting Policies (Continued)

Stock option compensation (Continued)

(in thousands, except per share amounts)	2005	2004	2003
Net income, as reported	$12,490	$7,371	$2,085
Deduct: Total stock-based compensation expense
determined under fair value based method for all awards,
net of related tax effects	(1,684)	(207)	(176)

Net income, pro forma	$10,806	$7,164	$1,909

Basic earnings per share, as reported	$1.29	$.86	$.24
Basic earnings per share, pro forma	1.12	.83	.22
Diluted earnings per share, as reported	1.21	.79	.24
Diluted earnings per share, pro forma	1.04	.77	.22

The effects of applying SFAS No. 123 for providing pro forma disclosures for 2005, 2004 and 2003 will not be representative of the effects on reported net income for future years, because all outstanding unvested options were vested on December 30, 2005 and, as such, all future compensation expense to be recognized is expected to be immaterial.

Reclassifications
Certain prior year amounts have been reclassified to conform with the 2005 presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows, working capital or stockholders’ equity.

Accounting estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from such estimates.

Recent accounting pronouncements
On December 16, 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123, however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed in the income statement over the requisite service period based on their grant-date fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under SFAS 123. The Company is required to adopt SFAS 123(R) effective January 1, 2006.

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

1. Summary of Operations and Significant Accounting Policies (Continued)

Recent accounting pronouncements (Continued)
Effective with the close of business on December 30, 2005, the Compensation Committee of the Company’s Board of Directors approved accelerating the vesting of all stock options. The primary purpose of accelerating vesting is to minimize future compensation expense the Company would otherwise recognize in its future income statements with respect to unvested outstanding stock options under SFAS 123(R). As a consequence, the adoption of SFAS 123(R) is not expected to have a material impact on the Company’s results of operations or financial position. A separation of employment by an optionee may, however, trigger the recognition of compensation expense related to the value of certain options that may not have otherwise been available for exercise at the time of separation of employment had the acceleration of vesting not occurred.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect that adoption of this statement will have a material impact on its results of operations or financial position.

2. Acquisition

Effective January 1, 2004, the Company acquired certain assets of Skills Resource Training Center (“SRTC”), a staffing services company with offices in Central Washington, Eastern Oregon and Southern Idaho. The acquisition provides the Company with the opportunity to geographically expand and diversify its business, particularly in the agricultural, food packing and processing industries. The Company paid $3.0 million in cash for the assets of SRTC and the selling shareholders’ noncompete agreements and agreed to issue up to 203,597 shares of its common stock (“Earnout Shares”), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004. Effective July 12, 2005, the Company issued 76,222 Earnout Shares to SRTC in partial resolution of the remaining contingencies. The Company has recorded estimated total Earnout Shares of 79,200 with a value of $778,000 on its consolidated balance sheet as of December 31, 2005 and 2004. The transaction resulted in $3.8 million of goodwill, $40,000 of intangible assets and $15,000 of fixed assets. The calculation of the Earnout Shares was finalized in February 2006; see Note 19.

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Acquisition (Continued)

Pro Forma Results of Operations (Unaudited)
The operating results of the SRTC acquisition are included in the Company’s results of operations since January 1, 2004. The following unaudited summary presents the combined results of operations as if the SRTC acquisition had occurred at the beginning of 2003, after giving effect to certain adjustments for the amortization of intangible assets, taxation and cost of capital.

(in thousands, except per share amounts)	Year ended December 31, 2003

Revenue	$138,212

Net income	$2,439

Basic earnings per share	$.29

Diluted earnings per share	$.27

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 2003, or of results which may occur in the future.

3. Fair Value of Financial Instruments and Concentration of Credit Risk

All of the Company’s financial instruments are recognized in its balance sheet. Carrying values approximate fair market value of most financial assets and liabilities. The fair market value of certain financial instruments was estimated as follows:

—	Restricted marketable securities — Restricted marketable securities primarily consist of U.S. Treasury bills and municipal bonds. The interest rates on the Company’s restricted marketable security investments approximate current market rates for these types of investments; therefore, the recorded value of the restricted marketable securities approximates fair market value.

—	Long-term debt — The interest rates on the Company’s long-term debt approximate current market rates, based upon similar obligations with like maturities; therefore, the recorded value of long-term debt approximates the fair market value.

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments, marketable securities, restricted marketable securities and trade accounts receivable. The Company restricts investment of temporary cash investments and marketable securities to financial institutions with high credit ratings and to investments in governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company’s customer base. At December 31, 2005, the Company had significant concentrations of credit risk as follows:

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

3.     Fair Value of Financial Instruments and Concentration of Credit Risk (Continued)

—	Marketable securities — All investments are held in publicly-traded securities, which includes $1.8 million, at fair value, in corporate bonds.

—	Restricted marketable securities — $1.9 million of restricted marketable securities at December 31, 2005 consisted of U.S. Treasury bills and U.S. Treasury notes.

—	Trade receivables — Trade receivables from two customers aggregated $2.0 million at December 31, 2005 (8% of trade receivables outstanding at December 31, 2005).

4. Marketable Securities

        The components of the Company’s current marketable securities, as of December 31, 2005, are as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized (Losses)	Market Value
Trading:
Common stocks	$ 138	$ 32	$ —	$ 170

Available-for-sale:
Bond funds	2,175	—	(255)	1,920
Corporate bond	1,491	—	(33)	1,458

	3,666	—	(288)	3,378

	$3,804	$ 32	$ (288)	$3,548

Investments in securities classified as available-for-sale are reported at fair value, with unrealized gains or losses reported net of tax in other comprehensive income (loss). The Company considers available evidence in evaluating potential impairment of its investments, including the duration and extent to which fair value is less than cost and the Company’s ability and intent to hold the investment.

5. Intangibles

        Intangibles consist of the following (in thousands):

	December 31,
	2005	2004
Covenants not to compete	$3,749	$3,749
Less accumulated amortization	3,744	3,724

	$5	$25

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Building	$7,993	$—
Office furniture and fixtures	4,447	3,836
Computer hardware and software	4,594	4,594
Aircraft	1,487	1,487

	18,521	9,917
Less accumulated depreciation and amortization	6,555	5,616

	11,966	4,301
Land	1,105	—

	$13,071	$4,301

7. Workers’ Compensation Claims

The Company is a self-insured employer with respect to workers’ compensation coverage for all its employees (including employees subject to PEO contracts) working in Oregon, Maryland, Delaware and California. In the state of Washington, state law allows only the Company’s staffing services and management employees to be covered under the Company’s self-insured workers’ compensation program.

The Company has provided a total of $17.4 million and $14.2 million at December 31, 2005 and 2004, respectively, as an estimated liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes, in part, an evaluation of information provided by the Company’s third-party administrators for workers’ compensation claims and its independent actuary, who annually assist management in estimating the total future costs of all claims, including potential future adverse loss development. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. The Company believes that the difference between amounts recorded for its estimated liabilities and the possible range of costs to settle related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to results of operations.

Liabilities incurred for work-related employee fatalities, as determined by the state in which the accident occurred, are recorded either at an agreed lump-sum settlement amount or the net present value of future fixed and determinable payments over the actuarially determined remaining life expectancy of the beneficiary, discounted at a rate that approximates a long-term, high-quality corporate bond rate. During 2005 and 2004, the Company maintained

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Workers’ Compensation Claims (Continued)

excess workers’ compensation insurance to limit its self-insurance exposure to $1,000,000 per occurrence in all states. The excess insurance provided statutory coverage above the aforementioned exposures. The Company presents its accrued liabilities for workers’ compensation claims on a gross basis along with a corresponding receivable from its insurers, as the Company is the primary obligor for payment of the related insured claims. The Company will continue its past practice of evaluating the financial capacity of its insurers to assess the recoverability of the related insurer receivables.

At December 31, 2005, the Company’s long-term workers’ compensation claims liabilities in the accompanying balance sheet included $911,000 for work-related fatalities. The aggregate undiscounted pay-out amount related to the catastrophic injuries and fatalities is $1.6 million. The discount rates applied to the discounted liabilities range from 4.70% to 9.00%. These rates represented the then-current rates for high quality long-term debt securities available at the date of loss with maturities equal to the length of the pay-out period to the beneficiaries. The actuarially determined pay-out periods to the beneficiaries range from 5 to 36 years.

The states of Oregon, Maryland, Washington, Delaware and the United States Department of Labor require the Company to maintain specified investment balances or other financial instruments, totaling $4.2 million at December 31, 2005 and $4.0 million at December 31, 2004, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 2005, the Company has provided standby letters of credit and a surety bond totaling $2.4 million. The investments are included in restricted marketable securities and workers’ compensation deposits in the accompanying balance sheets. The Company participates in California’s alternative security program requiring the Company to pay the state an annual fee, which is determined by several factors, including the amount of a future security deposit and the Company’s overall credit rating. The annual fee paid to the state of California for 2005 was $374,000.

8. Credit Facility

The Company entered into a new Credit Agreement (the “Credit Agreement”) with its principal bank, effective July 1, 2005. The Credit Agreement provides for an unsecured revolving credit facility of up to $4.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $4.0 million. The interest rate on advances, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2006.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following financial covenants: (1) a Current Ratio not less than 1.10 to 1.0 with “Current Ratio” defined as total current assets divided by total current liabilities; (2) net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, and (3) pre-tax profit not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end. The Company was in compliance with these covenants as of December 31, 2005. The Company had letters of credit totaling approximately $2.3 million outstanding at December 31, 2005, primarily in connection with various deposit requirements for its self-

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Credit Facility (Continued)

insured workers’ compensation programs. As of December 31, 2005, the Company had approximately $1.7 million available under its $4.0 million credit facility and was in compliance with all loan covenants.

During the year ended December 31, 2005, the maximum balance outstanding under the revolving credit facility was $700,000 and the weighted average interest rate during the period was 5.5%. The weighted average interest rate during 2005 was calculated using daily weighted averages.

9. Long-Term Debt

        Long-term debt consists of the following (in thousands):

	December 31,
	2005	2004

Note payable in monthly installments of $12,292 plus interest at a rate
indexed to the London interbank offered rate for deposits plus 2.40%	$1,242	$1,389
Note payable in annual installments of $200,000, plus simple interest at 5.00%
per annum through 2006	200	400

	1,442	1,789
Less portion due within one year	348	348

	$1,094	$1,441

        Maturities on long-term debt are summarized as follows at December 31, 2005 (in thousands):

Year ending December 31,
2006	$348
2007	148
2008	148
2009	148
2010	148
Thereafter	502

$1,442

10. 401(k) Savings Plan

The Company has a Section 401(k) Retirement Savings Plan for the benefit of its eligible employees. All staffing and management employees 21 years of age or older become eligible to participate in the savings plan upon completion of 1,000 hours of service in any

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

10. 401(k) Savings Plan (Continued)

consecutive 12-month period following the initial date of employment. Employees covered under a co-employer (“PEO”) arrangement may participate in the plan at the sole discretion of the PEO client company. The determination of Company contributions to the plan, if any, is subject to the sole discretion of the Company’s board of directors.

Participants’ interests in Company contributions to the plan vest over a six-year period. No discretionary company contributions were made to the plan for the years ended December 31, 2005, 2004 and 2003.

11. Commitments

         Lease commitments
The Company leases its offices under operating lease agreements that require minimum annual payments as follows (in thousands):

Year ending December 31,
2006	$1,686
2007	1,134
2008	540
2009	242
2010	235
2011 and thereafter	587

$4,424

Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $2.0 million, $1.8 million and $1.5 million, respectively.

12. Related Party Transactions

During 2001, pursuant to the approval of all disinterested outside directors, the Company agreed to loan Mr. Sherertz up to $60,000 between December 2001 and June 2002 to assist Mr. Sherertz in meeting his debt service obligations of interest only on a personal loan from the Company’s principal bank, which is secured by his holdings of Company stock. In the spring of 2002, with the approval of all disinterested outside directors, the Company agreed to extend its financial commitment to lend to Mr. Sherertz amounts equal to an additional two quarterly interest-only payments in July and September 2002. The Company’s note receivable from Mr. Sherertz bears interest at prime less 50 basis points, which is the same rate as Mr. Sherertz’s personal loan from the bank. As of December 31, 2003, the note receivable from Mr. Sherertz totaled approximately $107,000 and is shown as contra equity in the Statements of Stockholders’ Equity. During 2004, pursuant to the approval of a majority of the Company’s independent directors, Mr. Sherertz tendered to the Company for cancellation and retirement 12,142 shares of common stock valued at $11.23 per share. This transaction discharged Mr. Sherertz’s obligations to the Company totaling $136,274, including the principal and interest on the employee loan of $107,000.

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

12. Related Party Transactions (Continued)

In October 2001, the Company entered into an agreement with Mr. Sherertz to rent a residence in La Quinta, California owned by Mr. Sherertz for marketing, customer relations and business meeting purposes. During 2005, 2004 and 2003, the Company paid Mr. Sherertz $95,000, $102,000 and $99,000, respectively, for rental of the property. Effective December 12, 2005, the Company purchased the residence from Mr. Sherertz for $1.15 million based upon the average of two independent appraisals. The purchase was approved by a majority of the independent directors of the Company. The residence is recorded in other assets on the Company’s consolidated balance sheet at December 31, 2005.

13. Income Taxes

        The provisions for income taxes are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$7,285	$5,096	$500
State	1,678	1,062	52

	8,963	6,158	552

Deferred:
Federal	(1,332)	(1,185)	210
State	(191)	(94)	128

	(1,523)	(1,279)	338

Total provision	$7,440	$4,879	$890

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        Deferred income tax assets (liabilities) are comprised of the following components (in thousands):

	2005	2004
Gross deferred income tax assets:
Workers' compensation claims liabilities	$5,285	$3,829
Safety incentives payable	2,996	1,844
Allowance for doubtful accounts	112	108
Deferred compensation	3	31
Tax effect of unrealized losses, net	184	166
Other	34	67

	8,614	6,045

Gross deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(547)	(185)
Amortization of intangibles	(1,862)	(1,178)

	(2,409)	(1,363)

Net deferred income tax assets	$6,205	$4,682

        The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

	Year ended December 31,
	2005	2004	2003
Statutory federal tax rate	35.0%	35.0%	34.0%
State taxes, net of federal benefit	4.8	5.0	4.0
Nondeductible expenses and other, net	(.5)	.9	(2.4)
Federal tax-exempt interest income	(1.3)	(.2)	(.5)
Federal tax credits	(.7)	(.9)	(5.2)

	37.3%	39.8%	29.9%

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

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Stock Incentive Plans

The Company’s 2003 Stock Incentive Plan (the “2003 Plan”) which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 600,000. No new grants of stock options may be made under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”). At December 31, 2005, there were option awards covering 425,323 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, are carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans were generally exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant, however, effective with the close of business on December 30, 2005, the compensation committee of the board of directors accelerated the vesting of all outstanding stock options. The exercise price of incentive stock options must not be less than the fair market value of the Company’s stock on the date of grant.

A summary of the status of the Company’s stock options at December 31, 2005, 2004 and 2003, together with changes during the periods then ended, are presented below:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2002	780,293
Options granted at market price	255,824	$2.65
Options exercised	(113,579)	2.39
Options canceled or expired	(44,349)	2.65

Outstanding at December 31, 2003	878,189
Options granted at market price	77,396	9.16
Options exercised	(72,356)	2.31
Options canceled or expired	(16,125)	3.60

Outstanding at December 31, 2004	867,104
Options granted at market price	233,228	15.35
Options exercised	(174,978)	2.67

Outstanding at December 31, 2005	925,354

Available for grant at December 31, 2005	93,877

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Stock Incentive Plans (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Expected volatility	59%	61%	62%
Risk free rate of return	4.18%	3.63%	3.22%
Expected dividend yield	0%	0%	0%
Expected life (years)	4.8	5.0	5.0

Total fair value of options granted at market price was computed to be $1.9 million, $379,000 and $369,000 for the years ended December 31, 2005, 2004 and 2003, respectively. There were no options granted during 2005, 2004 and 2003 below market price. The weighted average fair value per share of all options granted in 2005, 2004 and 2003 was $8.20, $4.90 and $1.44, respectively.

        The following table summarizes information about stock options outstanding at December 31, 2005:

Options outstanding						Options exercisable
Exercise price range			Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Exercisable at December 31, 2005	Weighted- average exercise price
$ .97	-	$2.20	512,274	$2.07	6.9	512,274	$2.07
2.42	-	5.17	87,049	2.74	5.2	87,049	2.74
8.33	-	17.50	326,031	13.63	9.1	326,031	13.63

			925,354			925,354

At December 31, 2005, 2004 and 2003, 925,354, 320,109 and 155,292 options were exercisable at weighted average per share exercise prices of $6.20, $2.99 and $2.88, respectively.

15. Stockholders’ Equity

In August 2005, the Company completed a follow-on offering of its common stock. The Company sold a total of 2,184,850 shares of common stock in the offering and received total net proceeds of $33.0 million after deducting underwriting discounts, commissions and offering expenses.

During 2005, 2004 and 2003, the Company recognized a tax benefit of $1.0 million, $187,000 and $137,000, respectively, resulting from disqualifying dispositions of stock acquired in option exercises. The Company recorded this tax benefit in additional paid-in capital.

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

16. Stock Repurchase Program

The Company has made no share repurchases since August 2003. During 2003, the Company repurchased 169,050 shares at an aggregate price of $446,000. Since inception of the repurchase program in 1999, the Company has repurchased 3.1 million shares for a weighted average price of $2.98 per share. In accordance with Maryland corporation law, all repurchased shares were immediately cancelled. In July 2005, the Board terminated the repurchase program.

17. Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company.

Barrett Business Services, Inc.
Notes to Consolidated Financial Statements (Continued)

18. Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2003
Revenues	$23,397	$27,902	$34,773	$36,649
Cost of revenues	20,028	23,446	28,543	29,707
Net (loss) income	(343)	167	943	1,318
Basic (loss) earnings per share	(.04)	.02	.11	.16
Diluted (loss) earnings per share	(.04)	.02	.11	.14
Common stock market prices:
High	$2.50	$2.43	$4.94	$10.09
Low	1.54	1.76	2.00	4.67
Year ended December 31, 2004
Revenues	$40,610	$47,704	$54,679	$51,968
Cost of revenues	34,205	39,178	44,317	42,105
Net income	606	1,840	2,448	2,477
Basic earnings per share	.07	.21	.28	.29
Diluted earnings per share	.07	.20	.26	.27
Common stock market prices:
High	$11.84	$10.14	$11.79	$11.00
Low	7.66	8.17	8.66	8.83
Year ended December 31, 2005
Revenues	$49,244	$59,631	$64,551	$57,963
Cost of revenues	41,644	48,196	50,842	44,404
Net income	931	2,905	4,340	4,314
Basic earnings per share	.11	.33	.43	.39
Diluted earnings per share	.10	.31	.40	.37
Common stock market prices:
High	$16.59	$16.45	$23.50	$29.00
Low	8.99	12.27	14.65	21.00

19. Subsequent Events

Subsequent to year end, effective January 1, 2006, the Company acquired certain assets of Pro HR, LLC, a privately-held PEO company with three offices in Idaho and Western Colorado. The Company paid $4.0 million in cash for the assets of Pro HR and the selling shareholders’ noncompete agreements and agreed to pay an additional $1.5 million in cash contingent upon 2006 financial performance.

Subsequent to year end, effective February 16, 2006, the Company issued an additional 19,971 Earnout Shares to SRTC (see Note 2 above) in full satisfaction of the contingent consideration of this acquisition, which will result in the recognition of an additional $167,000 of goodwill in the first quarter of 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. Registrant
Date: March 30, 2006	By: /s/ Michael D. Mulholland
Michael D. Mulholland
Vice President-Finance and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2006.

Principal Executive Officer and Director:
/s/ William W. Sherertz William W. Sherertz	President and Chief Executive Officer and Director
Principal Financial Officer:
/s/ Michael D. Mulholland Michael D. Mulholland	Vice President-Finance and Secretary
Principal Accounting Officer:
/s/ James D. Miller James D. Miller	Controller and Assistant Secretary
Majority of Directors:
/s/ Thomas J. Carley Thomas J. Carley	Director
______________________________ James B. Hicks. Ph.D.	Director
/s/ Jon L. Justesen Jon L. Justesen	Director
/s/ Anthony Meeker Anthony Meeker	Director

EXHIBIT INDEX

3.1	Charter of the Registrant, as amended. Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10–Q for the quarter ended June 30, 1994.

3.2	Bylaws of the Registrant, as amended through August 9, 2005. Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

The Registrant has incurred long-term indebtedness as to which the amount involved is less than 10 percent of the Registrant’s total assets. The Registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10.1	Second Amended and Restated 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*

10.2	Form of Indemnification Agreement with each director of the Registrant. Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 33-61804).*

10.3	Summary of annual cash incentive bonus award program for executive officers of the Registrant. Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).*

10.4	Employment Agreement between the Registrant and Michael D. Mulholland, dated January 26, 1999. Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.*

10.5	Summary of compensation arrangements for non-employee directors of the Registrant. Incorporated by reference to Exhibit 10.5 to the 2004 10-K.*

10.6	Credit Agreement dated as of July 1, 2005, between the Registrant and Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2005 (the “2005 8-K”).

10.7	Revolving Line of Credit Note dated as of July 1, 2005, in the amount of $4,000,000 issued to Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.2 to the 2005 8-K.

10.8	2003 Stock Incentive Plan of the Registrant (the “2003 Plan”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.*

10.9	Form of Incentive Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the 2003 10-K.*

10.10	Form of Nonqualified Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2003 10–K.*

10.11	Form of Incentive Stock Option Agreement relating to July 2005 option grants under the 2003 Plan.*

10.12	Form of Nonqualified Stock Option Agreement relating to July 2005 option grants under the 2003 Plan.*

10.13	Form of Annual Director Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.13 to the 2003 10-K.*

10.14	Form of Annual Director Option Agreement for July 2005 option grants under the 2003 Plan.*

10.15	Summary of Compensatory Arrangement with William W. Sherertz. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.16	Employment Agreement between the Registrant and Michael L. Elich, dated September 25, 2001. Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-2 (Registration No. 333-126496) filed July 11, 2005.*

14	Code of Business Conduct. Incorporated by reference to Exhibit 14 to the 2003 10-K.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

* Denotes a management contract or a compensatory plan or arrangement.