Form 10-Q
period 2006-03-31
BARRETT BUSINESS SERVICES INC
filed 2006-05-15
CIK 902791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]             Accelerated filer [ ]             Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Number of shares of common stock, $.01 par value, outstanding at April 28, 2006 was 11,129,387 shares.

BARRETT BUSINESS SERVICES, INC.

Part I — Financial Information

Item 1. Financial Statements

BARRETT BUSINESS SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$59,357	$61,361
Marketable securities	3,664	3,548
Trade accounts receivable, net	29,353	26,328
Prepaid expenses and other	4,755	2,514
Deferred income taxes	6,175	5,864
Workers' compensation receivables for insured claims	242	242

Total current assets	103,546	99,857
Marketable securities	399	396
Goodwill, net	26,536	22,516
Intangibles, net	96	5
Property, equipment and software, net	13,538	13,071
Restricted marketable securities and workers' compensation deposits	2,133	2,041
Deferred income taxes	141	341
Other assets	3,034	1,528
Workers' compensation receivables for insured claims	4,496	4,546

	$153,919	$144,301

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,809	$1,366
Accrued payroll, payroll taxes and related benefits	33,733	28,650
Other accrued liabilities	3,559	360
Workers' compensation claims liabilities	5,399	5,729
Workers' compensation claims liabilities for insured claims	242	242
Safety incentives liability	7,516	7,687
Current portion of long-term debt	148	348

Total current liabilities	52,406	44,382
Long-term debt, net of current portion	1,057	1,094
Customer deposits	782	663
Long-term workers' compensation claims liabilities	8,114	8,532
Long-term workers' compensation claims liabilities for insured claims	2,816	2,866
Deferred gain on sale and leaseback	884	914
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized; no shares
issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 11,110
and 11,047 shares issued and outstanding	111	110
Additional paid-in capital	38,967	38,382
Other comprehensive loss	(212)	(279)
Retained earnings	48,994	47,637

	87,860	85,850

	$153,919	$144,301

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues:
Staffing services	$26,661	$28,542
Professional employer service fees	31,624	20,702

Total revenues	58,285	49,244

Cost of revenues:
Direct payroll costs	19,851	21,017
Payroll taxes and benefits	22,837	15,697
Workers' compensation	6,554	5,406

Total cost of revenues	49,242	42,120

Gross margin	9,043	7,124
Selling, general and administrative expenses	7,220	5,470
Depreciation and amortization	301	236

Income from operations	1,522	1,418

Other income:
Interest expense	(22)	(27)
Investment income, net	645	147
Other	9	(12)

Other income	632	108

Income before provision for income taxes	2,154	1,526
Provision for income taxes	797	595

Net income	$1,357	$931

Basic earnings per share	$.12	$.11

Weighted average number of basic shares outstanding	11,076	8,645

Diluted earnings per share	$.12	$.10

Weighted average number of diluted shares outstanding	11,661	9,352

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,357	$931
Reconciliations of net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	301	236
(Gains) losses recognized on marketable securities	(52)	72
Gain recognized on sale and leaseback	(30)	(30)
Deferred income taxes	(111)	(687)
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(3,025)	(7,424)
Prepaid expenses and other	(2,241)	(1,885)
Accounts payable	443	(220)
Accrued payroll, payroll taxes and related benefits	5,083	13,819
Other accrued liabilities	3,199	1,599
Income taxes payable	—	213
Workers' compensation claims liabilities	(748)	700
Safety incentives liability	(171)	811
Customer deposits and other assets, net	(1,387)	33

Net cash provided by operating activities	2,618	8,168

Cash flows from investing activities:
Cash paid for acquisitions, including other direct costs	(3,963)	—
Purchase of property and equipment, net of amounts purchased
in acquisition	(749)	(151)
Proceeds from maturities of restricted marketable securities	920	455
Purchase of restricted marketable securities	(1,012)	(487)

Net cash used in investing activities	(4,804)	(183)

Cash flows from financing activities:
Proceeds from credit-line borrowings	—	700
Payments on credit-line borrowings	—	(700)
Payments on long-term debt	(237)	(237)
Proceeds from the exercise of stock options	211	325
Tax benefit of stock option exercises	208	441

Net cash provided by financing activities	182	529

Net (decrease) increase in cash and cash equivalents	(2,004)	8,514
Cash and cash equivalents, beginning of period	61,361	12,153

Cash and cash equivalents, end of period	$59,357	$20,667

Supplemental schedule of noncash investing activities:
Acquisition of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$4,120	$—
Tangible assets acquired	10	—
Less stock issued in connection with acquisitions	(167)	—

Net cash paid for acquisitions	$3,963	$—

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation of Interim Period Statements

        The accompanying consolidated financial statements are unaudited and have been prepared by Barrett Business Services Inc. (“Barrett” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K at pages F1 — F24. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on net income or stockholders’ equity.

Allowance for doubtful accounts

        The Company had an allowance for doubtful accounts of $241,000 and $282,000 at March 31, 2006 and at December 31, 2005, respectively. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts.

Workers’ compensation claims

        The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees subject to Professional Employer Organization (“PEO”) contracts) working in California, Oregon, Maryland and Delaware. In the state of Washington, state law allows only the Company’s staffing services and management employees to be covered under the Company’s self-insured workers’ compensation program. The Company maintains excess workers’ compensation insurance to limit its self-insurance exposure to $1.0 million per occurrence in all states.

        The Company has provided a total of $16.6 million and $17.4 million at March 31, 2006 and December 31, 2005, respectively, as an estimated liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s excess workers’ compensation insurer and for which the Company has reported a receivable for the insured claims liability. Insured claims total $3.1 million at March 31, 2006 and also at December 31, 2005. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes, in part, an evaluation of information provided by the Company’s third-party administrators for workers’ compensation claims and the Company’s independent actuary, who annually assist management to estimate the total future costs of all claims, including potential future adverse loss development. Included in the claims liabilities are case reserve estimates for reported

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 — Basis of Presentation of Interim Period Statements (Continued)

Workers’ compensation claims (continued)

losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

        Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The Company has provided $7.5 million and $7.7 million at March 31, 2006 and December 31, 2005, respectively, as an estimated liability for safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s third party administrator.

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

Note 2 — Recent Accounting Pronouncements

        In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Management believes that the adoption of SFAS 155 will not have a material impact on its consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 — Acquisitions

        Effective January 1, 2006, the Company acquired certain assets of Pro HR, LLC, a privately-held PEO company with offices in Boise and Rexburg, Idaho and Grand Junction, Colorado. The Company paid $4.0 million in cash for the assets of Pro HR and the selling shareholders’ noncompete agreements and agreed to pay up to $1.5 million additional cash based upon the level of financial performance achieved by the Pro HR offices during calendar 2006. The transaction resulted in $3.9 million of goodwill, $100,000 of intangible assets and $10,000 of fixed assets. The $1.5 million of contingent consideration is held in escrow and is included in other assets on the Company’s consolidated balance sheet as of March 31, 2006. The Company’s consolidated income statement for the quarter ended March 31, 2006 includes Pro HR’s results of operations since January 1, 2006.

        Effective January 1, 2004, the Company acquired certain assets of Skills Resource Training Center (“SRTC”), a staffing services company with offices in Central Washington, Eastern Oregon and Southern Idaho. The Company paid $3.0 million in cash for the assets of SRTC and the selling shareholders’ noncompete agreements and agreed to issue up to 203,597 shares of its common stock (“Earnout Shares”), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004. Effective July 12, 2005, the Company issued 76,222 Earnout Shares with a value of $778,000 and effective February 16, 2006, the Company issued an additional 19,971 Earnout Shares to SRTC in full satisfaction of the contingent consideration of this acquisition, which resulted in the recognition of an additional $167,000 of goodwill on the Company’s consolidated balance sheet as of March 31, 2006. The transaction resulted in $3.9 million of goodwill, $40,000 of intangible assets and $15,000 of fixed assets.

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

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 — Basic and Diluted Earnings Per Share (Continued)

	Three Months Ended March 31,
	2006	2005
Weighted average number of basic shares
outstanding	11,076,150	8,645,370
Acquisition earnout shares	—	79,200
Stock option plan shares to be issued at prices
ranging from $0.97 to $17.50 per share	906,020	830,669
Less: Assumed purchase at average market price during
the period using proceeds received upon exercise
of options and purchase of stock and using tax
benefits of compensation due to premature dispositions	(321,445)	(203,673)

Weighted average number of diluted shares
outstanding	11,660,725	9,351,566

Note 5 – Stock Incentive Plans and Stock-Based Compensation

        The Company’s 2003 Stock Incentive Plan (the “2003 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 600,000. No new grants of stock options may be made under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”). At March 31, 2006, there were option awards covering 389,693 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, will be carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans were generally exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant, however, effective with the close of business on December 30, 2005, the compensation committee of the board of directors accelerated the vesting of all outstanding stock options. The exercise price of incentive stock options must not be less than the fair market value of the Company’s stock on the date of grant.

        In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period. The Company adopted

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation (Continued)

SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) will recognize compensation expense for all future share-based payment awards. The Company issued no options during the three months ended March 31, 2006 and as of March 31, 2006, there were no unvested outstanding options. As such, the Company did not recognize compensation expense under SFAS 123R during the quarter ended March 31, 2006.

        Prior to adopting SFAS 123R, the Company accounted for share-based payment awards using the intrinsic value method of APB 25 and related interpretations, under which the Company did not record compensation expense for stock option grants, unless the awards were modified. The following table illustrates the effect on reported net income and earnings per share for the three months ended March 31, 2005, had the Company accounted for stock-based compensation awards using the fair value method of SFAS 123R:

(in thousands, except per share amounts)	Three Months Ended March 31, 2005
Net income, as reported	$931
Add back compensation expense recognized
under APB No. 25	—
Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(50)

Net income, pro forma	$881

Basic income per share, as reported	$.11
Basic income per share, pro forma	.10
Diluted income per share, as reported	.10
Diluted income per share, pro forma	.09

        The following table summarizes options activity in 2006:

	Number of Options	Grant Prices
Outstanding at December 31, 2005	925,354	$0.97	to	$11.83
Options granted	—
Options exercised	(42,933)	$2.00	to	$15.20
Options cancelled or expired	—

Outstanding at March 31, 2006	882,421	$0.97	to	$17.50

Exercisable at March 31, 2006	882,421

Available for grant at March 31, 2006	93,877

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation (Continued)

The following table presents information on stock options outstanding for the periods shown:

	Quarter Ended
(in thousands, except share data)	March 31, 2006	March 31, 2005
Intrinsic value of options exercised in the period	$859	$1,200
Stock options fully vested and expected to vest:
Number	882,421	762,761
Weighted avg. exercise price	$6.21	$6.83
Aggregate intrinisic value	$18,260	$8,807
Weighted avg. contractual term of options	7.52 years	7.67 years
Stock options fully vested and currently exercisable:
Number	882,421	257,900
Weighted avg. exercise price	$6.21	$6.72
Aggregate intrinisic value	$18,260	$2,887
Weighted avg. contractual term of options	7.52 years	7.50 years

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Barrett Business Services, Inc. (“Barrett”, the “Company” or “We”), a Maryland corporation, offers a comprehensive range of human resource management services to help small and medium-sized businesses manage the increasing costs and complexities of a broad array of employment-related issues. The Company’s principal services, professional employer organization (“PEO”) services and staffing services, assists its clients in leveraging their investment in human capital. The Company believes that the combination of these two principal services enables it to provide clients with a unique blend of services not offered by the Company’s competition. Barrett’s platform of outsourced human resource management services is built upon expertise in payroll processing, employee benefits and administration, workers’ compensation coverage, effective risk management and workplace safety programs and human resource administration.

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

        The Company serves a growing and diverse client base of small and medium-sized businesses in a wide variety of industries through a network of branch offices in California, Oregon, Washington, Idaho, Colorado, Arizona, Maryland, Delaware and North Carolina. Barrett also has several smaller recruiting offices in its general market areas, which are under the direction of a branch office.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

        The following table sets forth the percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005.

	Percentage of Total Revenues Three Months Ended March 31,
	2006	2005
Revenues:
Staffing services	45.7%	58.0%
Professional employer service fees	54.3	42.0

Total revenues	100.0	100.0

Cost of revenues:
Direct payroll costs	34.1	42.7
Payroll taxes and benefits	39.2	31.9
Workers' compensation	11.2	10.9

Total cost of revenues	84.5	85.5

Gross margin	15.5	14.5
Selling, general and administrative expenses	12.4	11.1
Depreciation and amortization	0.5	0.5

Income from operations	2.6	2.9
Other income	1.1	0.2

Pretax income	3.7	3.1
Provision for income taxes	1.4	1.2

Net income	2.3%	1.9%

        We report PEO revenues in accordance with the requirements of EITF No. 99-19 which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the gross revenues and cost of revenues information set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

	Unaudited Three Months Ended March 31,
(in thousands)	2006	2005
Revenues:
Staffing services	$26,661	$28,542
Professional employer services	208,674	128,551

Total revenues	235,335	157,093

Cost of revenues:
Direct payroll costs	195,965	127,397
Payroll taxes and benefits	22,837	15,697
Workers' compensation	7,490	6,875

Total cost of revenues	226,292	149,969

Gross margin	$9,043	$7,124

        A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited Three Months Ended March 31,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2006	2005	2006	2005	2006	2005
Revenues:
Staffing services	$26,661	$28,542	$—	$—	$26,661	$28,542
Professional employer
services	208,674	128,551	(177,050)	(107,849)	31,624	20,702

Total revenues	$235,335	$157,093	$(177,050)	$(107,849)	$58,285	$49,244

Cost of revenues	$226,292	$149,969	$(177,050)	$107,849	$49,242	$42,120

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2006 and 2005

        Net income for the first quarter of 2006 amounted to $1.4 million, an improvement of 45.8% or $426,000 over net income of $931,000 for the first quarter of 2005. The improvement for the first quarter of 2006 was primarily due to higher gross margin dollars as a result of significant growth in professional employer (“PEO”) services business, partially offset by higher selling, general and administrative expenses. Diluted earnings per share for the first quarter of 2006 was $.12 compared to $.10 for the comparable 2005 period. The percentage increase in net income for the 2006 first quarter exceeded the increase in diluted earnings per share due to the dilutive effect of the July 2005 follow-on equity offering. The Company’s improved operating results continue to reflect, in part, growing market acceptance of the business process outsourcing model, market share gains owing to strong branch-level management and to the competitive advantage of offering a broad array of human resource management services through its PEO arrangements. The trend toward normalization of market conditions for California workers’ compensation insurance initiated by limited legislature reforms has had little effect on our PEO growth rates due to the increasing market acceptance of our broad array of human resource management services. We expect this favorable trend to continue for the foreseeable future.

        Revenues for the first quarter of 2006 totaled $58.3 million, an increase of approximately $9.0 million or 18.5%, which reflects significant growth in the Company’s PEO service fee revenue, partially offset by a small decline in staffing services revenue. PEO service fee revenue increased approximately $10.9 million or 52.8% over the 2005 first quarter primarily due to increased demand for the Company’s broad array of competitively priced human resource management services that satisfy customers’ needs and to the incremental fee revenue generated by the January 1, 2006 acquisition of Pro HR which represented $3.7 million or 33.9% of the total increase. Management believes that the favorable trend in PEO revenues will continue for the foreseeable future. Staffing services revenue declined approximately $1.9 million or 6.6% from the comparable 2005 quarter primarily due to economic conditions affecting certain customers’ businesses and to the cancellation of certain customers. Manage-ment expects demand for the Company’s staffing services will continue to reflect overall economic conditions in its market areas.

        Gross margin for the first quarter of 2006 totaled approximately $9.0 million, which represented an increase of $1.9 million or 26.9% over the first quarter of 2005, primarily due to the 18.5% increase in revenues. The gross margin percent increased from 14.5% of revenues for the first quarter of 2005 to 15.5% for the first quarter of 2006. The increase in the gross margin percentage was due to lower direct payroll costs, offset in part by higher payroll taxes and benefits and higher workers’ compensation expense, all expressed as a percent of revenues. The decline in direct payroll costs, as a percentage of revenues, from 42.7% for the first quarter of 2005 to 34.1% for the first quarter of 2006 reflects the decline in the mix of staffing services to an increase in PEO services in the Company’s customer base and the effect of each customer’s unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, from 31.9% for the first quarter of 2005 to 39.2% for the first quarter of

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2006 and 2005 (Continued)

2006, was largely due to the effect of significant growth in PEO services, offset in part by slightly lower effective state unemployment tax rates in various states in which the Company operates as compared to the first quarter of 2005. Workers’ compensation expense, as a percent of revenues, increased from 10.9% in the first quarter of 2005 to 11.2% in the first quarter of 2006. Workers’ compensation expense for the first quarter of 2006 totaled $6.6 million, which compares to $5.4 million for the first quarter of 2005. The increase in workers’ compensation expense in total dollars was generally due to increased business activity in California, where injury claims are more costly as compared to other states in which the Company operates.

        Selling, general and administrative (“SG&A”) expenses for the first quarter of 2006 amounted to approximately $7.2 million, an increase of $1.7 million or 30.9% over the first quarter of 2005. The increase over the first quarter of 2005 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company’s PEO business and to the incremental SG&A expenses associated with the Pro HR acquisition which represented $529,000 or 30.2% of the increase. SG&A expenses, as a percentage of revenues, increased from 11.1% in the first quarter of 2005 to 12.4% in the first quarter of 2006.

        On January 1, 2006, we adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recorded as employee compensation expense over the requisite service period. We applied the modified prospective transition method when we adopted SFAS 123R and, therefore, did not restate any prior periods. Effective with the close of business on December 30, 2005, the Company accelerated the vesting of all outstanding stock options to eliminate future compensation expense under SFAS 123R. As a result of the accelerated vesting, during the first quarter of 2006, we recorded no incremental compensation expense as a result of adopting SFAS 123R. If we had accounted for our share-based payment awards under SFAS 123R during the first quarter of 2005, our compensation expense would have been approximately $50,000 higher. The Company has not determined if future awards under its 2003 Stock Incentive Plan will be made. For additional information about the adoption of SFAS 123R, refer to Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

        Other income for the first quarter of 2006 was $632,000 compared to other income of $108,000 for the first quarter of 2005. The increase in other income for the first quarter of 2006 was primarily attributable to increased investment income earned on the Company’s higher cash balances.

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

Liquidity and Capital Resources

        The Company’s cash position for the three months ending March 31, 2006 decreased by $2.0 million from December 31, 2005, which compares to an increase of $8.5 million for the comparable period in 2005. The decrease in cash at March 31, 2006, as compared to December 31, 2005, was primarily due to $4.0 million of cash used for the acquisition of Pro HR LLC and $1.5 million deposited in escrow related to the contingent consideration of the acquisition, offset in part by net cash provided by operating activities.

        Net cash provided by operating activities for the three months ended March 31, 2006 amounted to $2.6 million, as compared to net cash provided by operating activities of $8.2 million for the comparable 2005 period. For the three months ended March 31, 2006, cash flow was principally provided by net income of $1.4 million, together with increases in accrued payroll and related benefits of $5.1 million and increase in other accrued claims liabilities of $3.2 million, offset in part by an increase of $3.0 million in trade accounts receivable, an increase of $2.2 million in prepaid expenses and other and a $1.4 million increase in customer deposits and other assets, net.

        Net cash used in investing activities totaled $4.8 million for the three months ended March 31, 2006, compared to net cash used in investing activities of $183,000 for the similar 2005 period. For the 2006 period, the principal uses of cash for investing activities were for the acquisition of Pro HR totaling $4.0 million and purchases of property and equipment of $749,000. The remaining uses of cash for investing activities were net purchases of restricted marketable securities of $1.0 million, offset by net proceeds totaling $920,000 from maturities of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

        Net cash provided by financing activities for the three-month period ended March 31, 2006 was $182,000 compared to net cash provided by financing activities of $529,000 for the similar 2005 period. For the 2006 period, the principal source of cash from financing activities was from proceeds from the exercise of stock options and the related tax benefits, offset in part by payments made on long-term debt.

        The Company’s business strategy continues to focus on growth through the expansion of operations at existing offices, together with the selective acquisition of additional personnel-related business, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated. As disclosed in Note 3 to the consolidated financial statements included in this report, the Company acquired certain assets of Pro HR, LLC, a privately-held PEO company with offices in Boise and Rexburg, Idaho and Grand Junction, Colorado effective January 1, 2006. As consideration for the acquisition, the Company paid $4.0 million in cash and agreed to pay up to $1.5 million additional cash based upon the level of financial performance achieved by the Pro HR offices during calendar 2006. The contingent consideration of $1.5 million was placed in escrow pursuant to the purchase agreement.

        The Company entered into a new Credit Agreement (the “Credit Agreement”) with its principal bank effective July 1, 2005. The Credit Agreement provides for an unsecured revolving credit facility of up to $4.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $4.0 million. The interest rate on advances, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2006. Management expects to renew the Credit Agreement with its principal bank on terms and conditions that are not less favorable than those included in the expiring agreement.

        Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) a Current Ratio not less than 1.10 or 1.0 with “Current Ratio” defined as total current assets divided by total current liabilities; (2) net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, and (3) pre-tax profit of not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end. The Company was in compliance with all covenants at March 31, 2006.

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

        Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of net proceeds of approximately $33 million and other effects of the Company’s follow-on equity offering in 2005, among others.

        The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

        The Company’s exposure to market risk for changes in interest rates primarily relates to the Company’s short-term and long-term debt obligations. As of March 31, 2006, the Company had interest-bearing debt obligations of approximately $1.2 million comprised of a note payable with a 10-year term, which bears interest at the three-month LIBOR rate plus 240 basis points. Based on the Company’s overall interest exposure at March 31, 2006, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s long-term debt or its results of operations. As of March 31, 2006, the Company had not entered into any interest rate instruments to reduce its exposure to interest rate risk. Effective May 5, 2006, the Company repaid the note payable in full.

Item 4.	Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2006 were effective in providing a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

        There were no changes in the Registrant’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

        There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

        Effective February 16, 2006, the Company issued 19,971 shares of its Common Stock (the “SRTC Shares”) to Skills Resource Training Center (“SRTC”) in final resolution of the Company’s obligations to SRTC under the purchase agreement pursuant to which the Company acquired certain assets of SRTC. The SRTC Shares were issued to SRTC in a transaction that was exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) of such act. Because the shares were issued in partial consideration for the acquisition of business, the Company received no cash proceeds from the issuance of the SRTC Shares.

Item 6.	Exhibits

(a)	The exhibits filed with this Report are listed in the Exhibit Index following the signature page of this Report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)
Date: May 12, 2006	/s/ Michael D. Mulholland
Michael D. Mulholland
Vice President - Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.