Form 10-Q
period 2006-06-30
BARRETT BUSINESS SERVICES INC
filed 2006-08-14
CIK 902791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Number of shares of common stock, $.01 par value, outstanding at July 31, 2006 was 11,245,325 shares.

BARRETT BUSINESS SERVICES, INC.

Part I — Financial Information

Item 1. Financial Statements

BARRETT BUSINESS SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$57,604	$61,361
Marketable securities	3,545	3,548
Trade accounts receivable, net	33,023	26,328
Prepaid expenses and other	4,538	2,514
Deferred income taxes	6,171	5,864
Workers' compensation receivables for insured claims	242	242

Total current assets	105,123	99,857
Marketable securities	401	396
Goodwill, net	26,536	22,516
Intangibles, net	89	5
Property, equipment and software, net	13,633	13,071
Restricted marketable securities and workers' compensation deposits	2,347	2,041
Deferred income taxes	141	341
Other assets	3,054	1,528
Workers' compensation receivables for insured claims	4,437	4,546

	$155,761	$144,301

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,811	$1,366
Accrued payroll, payroll taxes and related benefits	32,924	28,650
Other accrued liabilities	1,957	360
Workers' compensation claims liabilities	4,796	5,729
Workers' compensation claims liabilities for insured claims	242	242
Safety incentives liability	7,864	7,687
Current portion of long-term debt	—	348

Total current liabilities	49,594	44,382
Long-term debt, net of current portion	—	1,094
Customer deposits	794	663
Long-term workers' compensation claims liabilities	8,179	8,532
Long-term workers' compensation claims liabilities for insured claims	2,757	2,866
Deferred gain on sale and leaseback	854	914
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 500 shares authorized; no shares
issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 11,245
and 11,047 shares issued and outstanding	112	110
Additional paid-in capital	40,494	38,382
Other comprehensive loss	(205)	(279)
Retained earnings	53,182	47,637

	93,583	85,850

	$155,761	$144,301

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2006	2005
Revenues:
Staffing services	$30,567	$35,637
Professional employer service fees	34,088	23,994

Total revenues	64,655	59,631

Cost of revenues:
Direct payroll costs	22,831	26,598
Payroll taxes and benefits	20,437	15,303
Workers' compensation	7,198	6,295

Total cost of revenues	50,466	48,196

Gross margin	14,189	11,435
Selling, general and administrative expenses	7,882	6,251
Depreciation and amortization	329	217

Income from operations	5,978	4,967

Other income (expense):
Interest expense	(18)	(27)
Investment income, net	705	200
Unrealized loss on marketable securities	—	(350)
Other	(17)	(28)

Other income (expense)	670	(205)

Income before provision for income taxes	6,648	4,762
Provision for income taxes	2,460	1,857

Net income	$4,188	$2,905

Basic earnings per share	$.37	$.33

Weighted average number of basic shares outstanding	11,203	8,717

Diluted earnings per share	$.36	$.31

Weighted average number of diluted shares outstanding	11,683	9,398

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30,
	2006	2005
Revenues:
Staffing services	$57,228	$64,179
Professional employer service fees	65,712	44,696

Total revenues	122,940	108,875

Cost of revenues:
Direct payroll costs	42,682	47,615
Payroll taxes and benefits	43,274	31,000
Workers' compensation	13,752	11,701

Total cost of revenues	99,708	90,316

Gross margin	23,232	18,559
Selling, general and administrative expenses	15,102	11,721
Depreciation and amortization	630	453

Income from operations	7,500	6,385

Other income (expense) :
Interest expense	(40)	(54)
Investment income, net	1,350	347
Unrealized loss on marketable securities	—	(350)
Other	(8)	(40)

Other income (expense)	1,302	(97)

Income before provision for income taxes	8,802	6,288
Provision for income taxes	3,257	2,452

Net income	$5,545	$3,836

Basic earnings per share	$.50	$.44

Weighted average number of basic shares outstanding	11,140	8,681

Diluted earnings per share	$.48	$.41

Weighted average number of diluted shares outstanding	11,672	9,375

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$5,545	$3,836
Reconciliations of net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	630	453
Purchases of marketable securities	—	(20)
(Gains) losses recognized on marketable securities	(38)	364
Gain recognized on sale and leaseback	(60)	(60)
Deferred income taxes	(107)	(1,242)
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(6,695)	(12,580)
Prepaid expenses and other	(2,024)	(710)
Accounts payable	445	(409)
Accrued payroll, payroll taxes and related benefits	4,274	14,773
Other accrued liabilities	1,597	841
Income taxes payable	—	1,264
Workers' compensation claims liabilities	(1,286)	2,574
Safety incentives liability	177	1,951
Customer deposits and other assets, net	(1,395)	58

Net cash provided by operating activities	1,063	11,093

Cash flows from investing activities:
Cash paid for acquisitions, including other direct costs	(3,963)	—
Purchase of property and equipment, net of amounts purchased
in acquisition	(1,166)	(304)
Proceeds from sales of marketable securities	110	—
Purchases of marketable securities	—	(1,500)
Proceeds from maturities of restricted marketable securities	1,711	1,400
Purchases of restricted marketable securities	(2,017)	(1,758)

Net cash used in investing activities	(5,325)	(2,162)

Cash flows from financing activities:
Proceeds from credit-line borrowings	—	700
Payments on credit-line borrowings	—	(700)
Payments on long-term debt	(1,442)	(273)
Proceeds from the exercise of stock options	511	345
Tax benefit of stock option exercises	1,436	506

Net cash provided by financing activities	505	578

Net (decrease) increase in cash and cash equivalents	(3,757)	9,509
Cash and cash equivalents, beginning of period	61,361	12,153

Cash and cash equivalents, end of period	$57,604	$21,662

Supplemental schedule of noncash investing activities:
Acquisition of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$4,020	$—
Intangible assets acquired	100	—
Tangible assets acquired	10	—
Less stock issued in connection with acquisitions	(167)	—

Net cash paid for acquisitions	$3,963	$—

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

Allowance for doubtful accounts

        The Company had an allowance for doubtful accounts of $316,000 and $282,000 at June 30, 2006 and December 31, 2005, respectively. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

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

        The Company has provided a total of $16.0 million and $17.4 million at June 30, 2006 and December 31, 2005, respectively, as an estimated liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s excess workers’ compensation insurer and for which the Company has reported a receivable for the insured claims liability. Insured claims totaled $3.0 million and $3.1 million at June 30, 2006 and December 31, 2005, respectively. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes, in part, an evaluation of information provided by the Company’s third-party administrators for workers’ compensation claims and the Company’s independent actuary, who

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 — Basis of Presentation of Interim Period Statements (Continued)

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

Safety incentives liability

        Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The Company has provided $7.9 million and $7.7 million at June 30, 2006 and December 31, 2005, respectively, as an estimated liability for safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s third party administrator.

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

Note 2 — Recent Accounting Pronouncements

        In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 2 — Recent Accounting Pronouncements (Continued)

or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company expects to adopt SFAS 155 on January 1, 2007. Management believes that the adoption of SFAS 155 will not have a material effect on its consolidated financial statements.

        In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The provisions of FIN 48 are effective for our fiscal year beginning January 1, 2007. We are currently evaluating the impact of the provisions of FIN 48 and we do not expect that the adoption will have a material effect on the Company’s consolidated financial statements.

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

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 — Basic and Diluted Earnings Per Share (Continued)

        Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average number of basic shares
outstanding	11,202,800	8,716,646	11,139,475	8,681,008
Acquisition earnout shares	—	79,200	—	79,200
Stock option plan shares to be issued at prices
ranging from $0.97 to $17.50 per share	789,577	761,480	847,799	796,074
Less: Assumed purchase at average market
price during the period using proceeds
received upon exercise of options and
purchase of stock, and using tax benefits
of compensation due to premature
dispositions	(309,008)	(159,803)	(315,227)	(181,738)

Weighted average number of diluted shares
outstanding	11,683,369	9,397,523	11,672,047	9,374,544

Note 5 – Stock Incentive Plans and Stock-Based Compensation

        The Company’s 2003 Stock Incentive Plan (the “2003 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 600,000. No new grants of stock options may be made under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”). At June 30, 2006, there were option awards covering 278,388 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, will be carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans generally expire ten years after the date of the grant. They were generally exercisable in four equal annual installments beginning one year after the date of grant; however, effective with the close of business on December 30, 2005, the compensation committee of the board of directors accelerated the vesting of all outstanding stock options. The exercise price of incentive stock options must be equal to or greater than the fair market value of the Company’s stock on the date of grant.

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation (Continued)

        In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period. The Company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) will recognize compensation expense for all future share-based payment awards. The Company did not grant options during the six months ended June 30, 2006 and as of June 30, 2006, there were no unvested options outstanding. As such, the Company did not recognize compensation expense under SFAS 123R during the six-month period ended June 30, 2006.

        Prior to adopting SFAS 123R, the Company accounted for share-based payment awards using the intrinsic value method of APB 25 and related interpretations, under which the Company did not record compensation expense for stock option grants, unless the awards were modified. The following table illustrates the effect on reported net income and earnings per share for the three months and six months ended June 30, 2005, had the Company accounted for stock-based compensation awards using the fair value method of SFAS 123R:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2005
Net income, as reported	$2,905	$3,836
Add back compensation expense recognized
under APB No. 25	—	—
Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(50)	(100)

Net income, pro forma	$2,855	$3,736

Basic income per share, as reported	$.33	$.44
Basic income per share, pro forma	.33	.43
Diluted income per share, as reported	.31	.41
Diluted income per share, pro forma	.30	.40

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation (Continued)

        The following table summarizes options activity in 2006:

	Number of Options	Grant Prices
Outstanding at December 31, 2005	925,354	$0.97	to	$17.50

Options granted	—
Options exercised	(178,301)	$1.60	to	$15.20
Options cancelled or expired	—

Outstanding at June 30, 2006	747,053	$0.97	to	$17.50

Exercisable at June 30, 2006	747,053

Available for grant at June 30, 2006	93,877

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended		Six Months Ended
(in thousands, except share data)	2006	2005	2006	2005

Intrinsic value of options exercised in the period	$3,259	$64	$4,118	$1,264

	As of June 30,
	2006	2005
Stock options fully vested and expected to vest:
Number	747,053	757,965
Weighted avg. exercise price	$7.06	$3.09
Aggregate intrinisic value	$8,437	$9,057
Weighted avg. contractual term of options	7.23 years	7.29 years

Stock options fully vested and currently exercisable:
Number	747,053	316,478
Weighted avg. exercise price	$7.06	$3.26
Aggregate intrinisic value	$8,437	$3,729
Weighted avg. contractual term of options	7.23 years	6.97 years

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 – Subsequent Event

        The Company entered into a new Credit Agreement (the “Credit Agreement”) with its principal bank effective July 1, 2006. The Credit Agreement provides for an unsecured revolving credit facility of up to $4.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $4.0 million. The interest rate on advances, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The financial covenants, which are less restrictive than the prior credit agreement, require the Company to maintain an annual net income of one dollar and a quarterly pre-tax profit of one dollar.

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Barrett Business Services, Inc. (“Barrett”, the “Company” or “we”), a Maryland corporation, offers a comprehensive range of human resource management services to help small and medium-sized businesses manage the increasing costs and complexities of a broad array of employment-related issues. The Company’s principal services, professional employer organization (“PEO”) services and staffing services, assist its clients in leveraging their investment in human capital. The Company believes that the combination of these two principal services enables it to provide clients with a unique blend of services not offered by the Company’s competition. Barrett’s platform of outsourced human resource management services is built upon expertise in payroll processing, employee benefits and administration, workers’ compensation coverage, effective risk management and workplace safety programs and human resource administration.

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

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

        The following table sets forth the percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005.

	Percentage of Total Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Staffing services	47.3%	59.8%	46.5%	58.9%
Professional employer service fees	52.7	40.2	53.5	41.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	35.3	44.6	34.7	43.7
Payroll taxes and benefits	31.6	25.6	35.2	28.4
Workers' compensation	11.2	10.6	11.2	10.8

Total cost of revenues	78.1	80.8	81.1	82.9

Gross margin	21.9	19.2	18.9	17.1
Selling, general and administrative expenses	12.2	10.5	12.3	10.8
Depreciation and amortization	0.4	0.4	0.5	0.4

Income from operations	9.3	8.3	6.1	5.9
Other (expense) income	1.0	(0.3)	1.0	(0.1)

Pretax income	10.3	8.0	7.1	5.8
Provision for income taxes	3.8	3.1	2.6	2.3

Net income	6.5%	4.9%	4.5%	3.5%

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

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Revenues:
Staffing services	$30,567	$35,637	$57,228	$64,179
Professional employer services	226,845	147,945	435,519	276,496

Total revenues	257,412	183,582	492,747	340,675

Cost of revenues:
Direct payroll costs	214,247	148,927	410,212	276,324
Payroll taxes and benefits	20,437	15,303	43,274	31,000
Workers' compensation	8,539	7,917	16,029	14,792

Total cost of revenues	243,223	172,147	469,515	322,116

Gross margin	$14,189	$11,435	$23,232	$18,559

        A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited Three Months Ended June 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2006	2005	2006	2005	2006	2005
Revenues:
Staffing services	$30,567	$35,637	$—	$—	$30,567	$35,637
Professional employer
services	226,845	147,945	(192,757)	(123,951)	34,088	23,994

Total revenues	$257,412	$183,582	$(192,757)	$(123,951)	$64,655	$59,631

Cost of revenues	$243,223	$172,147	$(192,757)	$(123,951)	$50,466	$48,196

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Unaudited Six Months Ended June 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2006	2005	2006	2005	2006	2005
Revenues:
Staffing services	$57,228	$64,179	$—	$—	$57,228	$64,179
Professional employer
services	435,519	276,496	(369,807)	(231,800)	65,712	44,696

Total revenues	$492,747	$340,675	$(369,807)	$(231,800)	$122,940	$108,875

Cost of revenues	$469,515	$322,116	$(369,807)	$(231,800)	$99,708	$90,316

Three months ended June 30, 2006 and 2005

        Net income for the second quarter of 2006 amounted to $4.2 million, an improvement of 44.2% or $1.3 million over net income of $2.9 million for the second quarter of 2005. The improvement for the second quarter of 2006 was primarily due to higher gross margin dollars as a result of significant growth in professional employer (“PEO”) services business, partially offset by higher selling, general and administrative expenses. Diluted earnings per share for the second quarter of 2006 was $.36 compared to $.31 for the comparable 2005 period. The percentage increase in net income for the 2006 second quarter exceeded the increase in diluted earnings per share due to the dilutive effect of the July 2005 follow-on equity offering. The Company’s improved operating results continue to reflect, in part, growing market acceptance of the business process outsourcing model, market share gains owing to strong branch-level management and to the competitive advantage of offering a broad array of human resource management services through its PEO arrangements. The trend toward normalization of market conditions for California workers’ compensation insurance initiated by limited legislative reforms has had little effect on our PEO growth rates due to the increasing market acceptance of our broad array of human resource management services. We expect this favorable trend to continue for the foreseeable future.

        Revenues for the second quarter of 2006 totaled $64.7 million, an increase of approximately $5.1 million or 8.6%, which reflects significant growth in the Company’s PEO service fee revenue, partially offset by a decline in staffing services revenue. PEO service fee revenue increased approximately $10.1 million or 42.1% over the 2005 second quarter primarily due to increased demand for the Company’s broad array of competitively priced human resource management services that satisfy customers’ needs and to the incremental fee revenue generated by the January 1, 2006 acquisition of Pro HR which represented $3.9 million or 38.6% of the total increase. Management believes that the favorable trend in PEO revenues will continue for the foreseeable future. Staffing services revenue declined approximately $5.0 million or 14.0% from the comparable 2005 quarter primarily due to a decrease in demand from many of the Company’s agricultural customers as a result of adverse weather conditions in the Pacific Northwest.

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2006 and 2005 (Continued)

        Gross margin for the second quarter of 2006 totaled approximately $14.2 million, which represented an increase of $2.8 million or 24.6% over the second quarter of 2005, primarily due to the 8.6% increase in revenues. The gross margin percent increased from 19.2% of revenues for the second quarter of 2005 to 21.9% for the second quarter of 2006. The increase in the gross margin percentage was due to lower direct payroll costs, offset in part by higher payroll taxes and benefits and higher workers’ compensation expense, all expressed as a percent of revenues. The decline in direct payroll costs, as a percentage of revenues, from 44.6% for the second quarter of 2005 to 35.3% for the second quarter of 2006 reflects the decline in the mix of staffing services to an increase in PEO services in the Company’s customer base and the effect of each customer’s unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, from 25.6% for the second quarter of 2005 to 31.6% for the second quarter of 2006, was largely due to the effect of significant growth in PEO services, offset in part by slightly lower effective state unemployment tax rates in various states in which the Company operates as compared to the second quarter of 2005. Workers’ compensation expense, as a percent of revenues, increased from 10.6% in the second quarter of 2005 to 11.2% in the second quarter of 2006. Workers’ compensation expense for the second quarter of 2006 totaled $7.2 million, which compares to $6.3 million for the second quarter of 2005. This increase was due to higher administrative costs of the Company’s self-insured workers’ compensation program, offset in part by lower overall claim costs due to a lower claim incidence rate, which reflects the Company’s underwriting standards and risk management practices.

        Selling, general and administrative (“SG&A”) expenses for the second quarter of 2006 amounted to approximately $7.9 million, an increase of $1.6 million or 25.4% over the second quarter of 2005. The increase over the second quarter of 2005 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company’s PEO business and to the incremental SG&A expenses associated with the Pro HR acquisition which represented $640,000 or 39.2% of the increase. SG&A expenses, as a percentage of revenues, increased from 10.5% in the second quarter of 2005 to 12.2% in the second quarter of 2006.

        On January 1, 2006, we adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recorded as employee compensation expense over the requisite service period. We applied the modified prospective transition method when we adopted SFAS 123R and, therefore, did not restate any prior periods. Effective with the close of business on December 30, 2005, the Company accelerated the vesting of all outstanding stock options to eliminate future compensation expense under SFAS 123R. As a result of the accelerated vesting, during the second quarter of 2006, we recorded no incremental compensation expense as a result of adopting SFAS 123R. If we had accounted for our share-based payment awards under SFAS 123R during the second quarter of 2005, our compensation expense would have been approximately $50,000 higher. The Company has not determined if future awards under its 2003 Stock Incentive Plan will be made. For additional information about the adoption of SFAS 123R, refer to Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2006 and 2005 (Continued)

        Other income for the second quarter of 2006 was $670,000 compared to other expense of $205,000 for the second quarter of 2005. The increase in other income for the second quarter of 2006 was primarily attributable to increased investment income earned on the Company’s higher cash balances. The second quarter of 2005 included a $350,000 other than temporary impairment loss from an investment in a bond fund.

Six months ended June 30, 2006 and 2005

        Net income for the six months ended June 30, 2006 was $5.5 million, an improvement of 44.7% or $1.7 million over net income of $3.8 million for the first six months of 2005. The improvement for the first six months of 2006 was primarily due to higher gross margin dollars as a result of significant growth in PEO services business, partially offset by higher SG&A expenses. Diluted earnings per share for the first six months of 2006 was $.48 compared to $.41 for the comparable 2005 period.

        Revenues for the six months ended June 30, 2006 totaled $122.9 million, an increase of approximately $14.1 million or 12.9%, which reflects significant growth in the Company’s PEO service fee revenue, offset in part by a decline in staffing services revenue.

        PEO service fee revenue increased approximately $21.0 million or 47.0%. Staffing services revenue decreased approximately $6.9 million or 10.7% from the comparable 2005 period. Management believes that the trends driving PEO service fee revenue and staffing services revenue for the six months ended June 30, 2006 are consistent with the trends driving such revenues for the three months ended June 30, 2006, as described above.

        Gross margin for the six months ended June 30, 2006 totaled approximately $23.2 million, which represented an increase of $4.7 million or 25.3% over the similar period of 2005, primarily due to the 12.9% increase in revenues. The gross margin percent increased from 17.1% of revenues for the first six months of 2005 to 18.9% for the first six months of 2006. The increase in the gross margin percentage was due to lower direct payroll costs, offset in part by higher payroll taxes and benefits and higher workers’ compensation expense, all expressed as a percent of revenues. The decline in direct payroll costs, as a percentage of revenues, from 43.7% for the first six months of 2005 to 34.7% for the first six months of 2006 reflects the shift in the relative mix of services to the Company’s customer base and the effect of each customer’s unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, from 28.4% for the first six months of 2005 to 35.2% for the first six months of 2006, was due primarily to the effect of significant growth in PEO services, partially offset by slightly lower effective state unemployment tax rates in various states in which the Company operates as compared to the first six months of 2005. Workers’ compensation expense, as a percentage of revenues, increased from 10.8% for the first six months of 2005 to 14.8% for the first six months of 2006. Workers’ compensation expense for the six months ended June 30, 2006 totaled $13.8 million, which compares to $11.7 million for the first six

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2006 and 2005 (Continued)

months of 2005. The increase in workers’ compensation expense in terms of total dollars was generally due to higher administrative costs of the Company’s self-insured workers’ compensation program, offset in part by lower overall claim costs due to a lower claim incidence rate, which reflects the Company’s underwriting standards and risk management practices.

        SG&A expenses for the six months ended June 30, 2006 amounted to approximately $15.1 million, an increase of $3.4 million or 29.1% over the similar period of 2005. The increase over the first six months of 2005 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company’s PEO business and to the incremental SG&A expenses related to the Pro HR acquisition which represented $1.2 million or 35.3% of the increase. SG&A expenses, as a percent of revenues, increased from 10.8% in the first six months of 2005 to 12.3% in the first six months of 2006.

        Other income for the six months ended June 30, 2006 was $1.3 million compared to other expense of $97,000 for the comparable period of 2005. The increase in other income for the first six months of 2006 was primarily due to increased investment income earned on the Company’s higher cash balances.

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

Liquidity and Capital Resources

        The Company’s cash position for the six months ended June 30, 2006 decreased by $3.8 million from December 31, 2005, which compares to an increase of $9.5 million

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

for the comparable period in 2005. The decrease in cash at June 30, 2006, as compared to December 31, 2005, was primarily due to $4.0 million of cash used for the acquisition of Pro HR LLC and $1.5 million deposited in escrow related to the contingent consideration in the acquisition and to $1.4 million of payments made on long-term debt, offset in part by net cash provided by operating activities.

        Net cash provided by operating activities for the six months ended June 30, 2006 amounted to $1.1 million, as compared to net cash provided by operating activities of $11.1 million for the comparable 2005 period. For the six months ended June 30, 2006, cash flow was principally provided by net income of $5.5 million, together with increases in accrued payroll and related benefits of $4.3 million and increase in other accrued liabilities of $1.6 million, offset in part by an increase of $6.7 million in trade accounts receivable, an increase of $2.0 million in prepaid expenses and other and a $1.4 million increase in customer deposits and other assets, net.

        Net cash used in investing activities totaled $5.3 million for the six months ended June 30, 2006, compared to net cash used in investing activities of $2.2 million for the similar 2005 period. For the 2006 period, the principal uses of cash for investing activities were for the acquisition of Pro HR totaling $4.0 million and purchases of property and equipment of $1.2 million. The remaining uses of cash for investing activities were purchases of restricted marketable securities of $2.0 million, offset by proceeds totaling $1.7 million from maturities of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

        Net cash provided by financing activities for the six-month period ended June 30, 2006 was $505,000 compared to net cash provided by financing activities of $578,000 for the similar 2005 period. For the 2006 period, the principal source of cash from financing activities was from proceeds from the exercise of stock options and the related tax benefits, offset in part by payments made on long-term debt.

        The Company’s business strategy continues to focus on growth through the expansion of operations at existing offices, together with the selective acquisition of additional personnel-related business, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated. As disclosed in Note 3 to the consolidated financial statements included in this report, the Company acquired certain assets of Pro HR, LLC, a privately-held PEO company with offices in Boise and Rexburg, Idaho and Grand Junction, Colorado, effective January 1, 2006. As consideration for the acquisition, the Company paid $4.0 million in cash and agreed to pay up to $1.5 million additional cash based upon the level of financial performance achieved by the Pro HR offices during calendar 2006. The contingent consideration of $1.5 million was placed in escrow pursuant to the purchase agreement.

BARRETT BUSINESS SERVICES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

        The Company was in compliance with all covenants at June 30, 2006 for the bank credit agreement that expired on the same date. The Company entered into a new Credit Agreement (the “Credit Agreement”) with its principal bank effective July 1, 2006. The Credit Agreement provides for an unsecured revolving credit facility of up to $4.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $4.0 million. The interest rate on advances, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2007.

        Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, and (2) pre-tax profit of not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of June 30, 2006, the Company’s investment portfolio consisted principally of approximately $46.7 million in tax-exempt municipal bonds with an average maturity of 16 days, $8.1 million in a tax-exempt money market fund and approximately $4.0 million in bond funds and corporate bonds. Based on the Company’s overall interest exposure at June 30, 2006, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations.

Item 4. Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of June 30, 2006 were effective in providing a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

        There were no changes in the Registrant’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

BARRETT BUSINESS SERVICES, INC.

Part II – Other Information

Item 1A. Risk Factors

        There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 4. Submission of Matters to Vote of Security Holders

        The Company held its 2006 annual meeting of stockholders on May 18, 2006. The following directors were elected at the annual meeting:

	For	Withheld	Exception
Thomas J. Carley	9,672,555	269,605
James B. Hicks, Ph.D	9,672,055	270,105
Jon L. Justesen	9,821,394	120,766
Anthony Meeker	9,672,335	269,825
William W. Sherertz	9,835,920	106,240

Item 6. Exhibits

(a)	The exhibits filed with this Report are listed in the Exhibit Index following the signature page of this Report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)
Date: August 11, 2006	/s/ Michael D. Mulholland
Michael D. Mulholland Vice President - Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.