Form 10-Q
period 2006-09-30
BARRETT BUSINESS SERVICES INC
filed 2006-11-14
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares of common stock, $.01 par value, outstanding at October 31, 2006 was 11,251,075 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$60,083	$61,361
Marketable securities	2,291	3,548
Trade accounts receivable, net	35,265	26,328
Prepaid expenses and other	3,106	2,514
Deferred income taxes	6,153	5,864
Workers’ compensation receivables for insured claims	242	242

Total current assets	107,140	99,857

Marketable securities	404	396
Goodwill, net	26,536	22,516
Intangibles, net	82	5
Property, equipment and software, net	13,587	13,071
Restricted marketable securities and workers’ compensation deposits	2,492	2,041
Deferred income taxes	141	341
Other assets	3,041	1,528
Workers’ compensation receivables for insured claims	4,389	4,546
	$157,812	$144,301
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,323	$1,366
Accrued payroll, payroll taxes and related benefits	31,910	28,650
Other accrued liabilities	908	360
Workers’ compensation claims liabilities	4,575	5,729
Workers’ compensation claims liabilities for insured claims	242	242
Safety incentives liability	7,534	7,687
Current portion of long-term debt	—	348
Total current liabilities	46,492	44,382

Long-term debt, net of current portion	—	1,094
Customer deposits	783	663
Long-term workers’ compensation claims liabilities	7,791	8,532
Long-term workers’ compensation claims liabilities for insured claims	2,709	2,866
Deferred gain on sale and leaseback	823	914

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 11,245 and 11,047 shares issued and outstanding	112	110
Additional paid-in capital	40,529	38,382
Other comprehensive loss	(171)	(279)
Retained earnings	58,744	47,637
	99,214	85,850
	$157,812	$144,301

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2006	2005
Revenues:
Staffing services	$33,506	$36,668
Professional employer service fees	35,917	27,883

Total revenues	69,423	64,551

Cost of revenues:
Direct payroll costs	25,145	27,527
Payroll taxes and benefits	20,403	16,651
Workers’ compensation	7,207	6,664

Total cost of revenues	52,755	50,842

Gross margin	16,668	13,709

Selling, general and administrative expenses	8,362	6,906
Depreciation and amortization	335	239

Income from operations	7,971	6,564

Other income (expense):
Interest expense	(18)	(26)
Investment income, net	753	377
Other	(2)	(26)

Other income (expense)	733	325

Income before provision for income taxes	8,704	6,889
Provision for income taxes	3,142	2,549

Net income	$5,562	$4,340

Basic earnings per share	$.49	$.43

Weighted average number of basic shares outstanding	11,247	10,209

Diluted earnings per share	$.48	$.40

Weighted average number of diluted shares outstanding	11,659	10,884

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,

	2006	2005
Revenues:
Staffing services	$90,734	$100,847
Professional employer service fees	101,629	72,579

Total revenues	192,363	173,426

Cost of revenues:
Direct payroll costs	67,827	75,142
Payroll taxes and benefits	63,677	47,651
Workers’ compensation	20,959	18,365

Total cost of revenues	152,463	141,158

Gross margin	39,900	32,268

Selling, general and administrative expenses	23,464	18,627
Depreciation and amortization	965	692

Income from operations	15,471	12,949

Other income (expense) :
Interest expense	(58)	(80)
Investment income, net	2,103	724
Unrealized loss on marketable securities	—	(350)
Other	(10)	(66)

Other income (expense)	2,035	228

Income before provision for income taxes	17,506	13,177
Provision for income taxes	6,399	5,001

Net income	$11,107	$8,176

Basic earnings per share	$.99	$.89

Weighted average number of basic shares outstanding	11,176	9,190

Diluted earnings per share	$.95	$.83

Weighted average number of diluted shares outstanding	11,668	9,878

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,

	2006	2005
Cash flows from operating activities:
Net income	$11,107	$8,176
Reconciliations of net income to net cash provided by (used in)
Operating activities:
Depreciation and amortization	965	692
Purchases of marketable securities	—	(42)
(Gains) losses recognized on marketable securities	(54)	394
Gain recognized on sale and leaseback	(91)	(91)
Deferred income taxes	(89)	(1,926)
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(8,937)	(11,718)
Prepaid expenses and other	(592)	(143)
Accounts payable	(43)	356
Accrued payroll, payroll taxes and related benefits	3,260	10,613
Other accrued liabilities	548	50
Income taxes payable	—	1,261
Workers’ compensation claims liabilities	(1,895)	3,189
Safety incentives liability	(153)	3,027
Customer deposits and other assets, net	(1,393)	56
Net cash provided by operating activities	2,633	13,894

Cash flows from investing activities:
Cash paid for acquisitions, including other direct costs	(3,963)	—
Purchase of property and equipment, net of amounts purchased in acquisition	(1,448)	(9,326)
Proceeds from maturities of marketable securities	1,500	—
Proceeds from sales of marketable securities	110	1,867
Purchases of marketable securities	(199)	(1,500)
Proceeds from maturities of restricted marketable securities	2,775	1,857
Purchases of restricted marketable securities	(3,226)	(2,207)
Net cash used in investing activities	(4,451)	(9,309)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	32,981
Proceeds from credit-line borrowings	2,102	700
Payments on credit-line borrowings	(2,102)	(700)
Payments on long-term debt	(1,442)	(310)
Proceeds from the exercise of stock options	516	379
Tax benefit of stock option exercises	1,466	620

Net cash provided by financing activities	540	33,670

Net (decrease) increase in cash and cash equivalents	(1,278)	38,255

Cash and cash equivalents, beginning of period	61,361	12,153
Cash and cash equivalents, end of period	$60,083	$50,408

Supplemental schedule of noncash investing activities:
Acquisition of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$4,020	$—
Intangible assets acquired	100	—
Tangible assets acquired	10	—
Less stock issued in connection with acquisitions	(167)	—
Net cash paid for acquisitions	$3,963	$—

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“Barrett” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K at pages F1 - F24. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on net income or stockholders' equity.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $316,000 and $282,000 at September 30, 2006 and December 31, 2005, respectively. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers' payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

Workers' compensation claims

The Company is a self-insured employer with respect to workers' compensation coverage for all of its employees (including employees subject to Professional Employer Organization ("PEO") contracts) working in California, Oregon, Maryland and Delaware. In the state of Washington, state law allows only the Company's staffing services and management employees to be covered under the Company's self-insured workers' compensation program. The Company maintains excess workers' compensation insurance to limit its self-insurance exposure to $1.0 million per occurrence in all states.

The Company has provided a total of $15.3 million and $17.4 million at September 30, 2006 and December 31, 2005, respectively, as an estimated liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company's excess workers' compensation insurer and for which the Company has reported a receivable for the insured claims liability. Insured claims totaled $3.0 million and $3.1 million at September 30, 2006 and December 31, 2005, respectively. The estimated liability for unsettled workers' compensation claims represents management’s best estimate, which includes, in part, an evaluation of information provided by the Company's third-party

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers' compensation claims (continued)

administrators for workers' compensation claims and the Company's independent actuary, who annually assist management in estimating the total future costs of all claims, including potential future adverse loss development. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The Company has provided $7.5 million and $7.7 million at September 30, 2006 and December 31, 2005, respectively, as an estimated liability for safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s third party administrator.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to a company's stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss), but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on its publicly-traded marketable securities designated as “available-for-sale”, net of realized gains included in net income.

Note 2 - Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 2 - Recent Accounting Pronouncements (Continued)

statements, including for interim periods, for that fiscal year. The Company expects to adopt SFAS 155 on January 1, 2007. Management believes that the adoption of SFAS 155 will not have a material effect on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The provisions of FIN 48 are effective for our fiscal year beginning January 1, 2007. We are currently evaluating the impact of the provisions of FIN 48 and we do not expect that the adoption will have a material effect on the Company’s consolidated financial statements.

Note 3 - Acquisitions

Effective January 1, 2006, the Company acquired certain assets of Pro HR, LLC, a privately-held PEO company with offices in Boise and Rexburg, Idaho and Grand Junction, Colorado. The Company paid $4.0 million in cash for the assets of Pro HR and the selling shareholders' noncompete agreements and agreed to pay up to $1.5 million additional cash based upon the level of financial performance achieved by the Pro HR offices during calendar 2006. The transaction resulted in $3.9 million of goodwill, $100,000 of intangible assets and $10,000 of fixed assets. The $1.5 million of contingent consideration is held in escrow and is included in other assets on the Company's consolidated balance sheet as of September 30, 2006. The Company's consolidated income statements for the three months and nine months ended September 30, 2006 include Pro HR's results of operations since January 1, 2006.

Subsequent to the quarter ended September 30, 2006, effective October 2, 2006, the Company paid $1.0 million in cash in partial satisfaction of the contingent consideration of this acquisition, which will result in the recognition of an additional $1.0 million of goodwill in the fourth quarter of 2006. This partial payment of the contingent consideration was based upon the financial performance of Pro HR for the first six months of 2006. Subsequent to December 31, 2006, the Company will perform a second evaluation of the financial performance criteria for the full 2006 year. If Pro HR meets such performance criteria, the remaining contingent consideration of $500,000 would be paid in February 2007.

Effective January 1, 2004, the Company acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company with offices in Central Washington, Eastern Oregon and Southern Idaho. The Company paid $3.0 million in cash for the assets of SRTC and the selling shareholders’ noncompete agreements and agreed to issue up to 203,597 shares of its common stock ("Earnout Shares"), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004. Effective July 12, 2005, the Company issued 76,222 Earnout Shares with a value of $778,000 and effective February 16, 2006, the Company issued an additional 19,971 Earnout Shares to SRTC in full satisfaction of the contingent consideration of this acquisition, which resulted in the recognition of an additional $167,000 of goodwill on the Company's consolidated balance sheet as of September 30, 2006. The transaction resulted in $3.9 million of goodwill, $40,000 of intangible assets and $15,000 of fixed assets.

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

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
Weighted average number of basic shares outstanding	11,246,830	10,208,811	11,175,260	9,190,276

Acquisition earnout shares	—	9,470	—	55,957

Stock option plan shares to be issued at prices ranging from $0.97 to $17.50 per share	745,547	971,230	813,715	854,460

Less: Assumed purchase at average market price during the period using proceeds received upon exercise of options and purchase of stock, and using tax benefits of compensation due to premature dispositions.	(332,915)	(305,026)	(321,122)	(222,834)

Weighted average number of diluted shares outstanding	11,659,462	10,884,485	11,667,853	9,877,859

Note 5 – Stock Incentive Plans and Stock-Based Compensation

The Company’s 2003 Stock Incentive Plan (the "2003 Plan"), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 600,000. No new grants of stock options may be made under the Company’s 1993 Stock Incentive Plan (the "1993 Plan"). At September 30, 2006, there were option awards covering 276,638 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, will be carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans generally expire ten years after the date of the grant. They were generally exercisable in four equal annual installments beginning one year after the date of grant; however, effective with the close of business on December 30, 2005, the compensation committee of the board of directors accelerated the vesting of all outstanding stock options.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation (Continued)

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which revised SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period. The Company adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) will recognize compensation expense for all future share-based payment awards. The Company did not grant options during the nine months ended September 30, 2006 and, as of September 30, 2006, there were no unvested options outstanding. As such, the Company did not recognize compensation expense under SFAS 123R during the nine-month period ended September 30, 2006.

Prior to adopting SFAS 123R, the Company accounted for share-based payment awards using the intrinsic value method of APB 25 and related interpretations, under which the Company did not record compensation expense for stock option grants, unless the awards were modified. The following table illustrates the effect on reported net income and earnings per share for the three months and nine months ended September 30, 2005, had the Company accounted for stock-based compensation awards using the fair value method of SFAS 123R:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2005

Net income, as reported	$4,340	$8,176
Add back compensation expense recognized under APB No.25	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,198)	(1,297)
Net income, pro forma	$3,142	$6,879
Basic income per share, as reported	$.43	$.89
Basic income per share, pro forma	.31	.75
Diluted income per share, as reported	.40	.83
Diluted income per share, pro forma	.29	.70

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation (Continued)

The following table summarizes options activity in 2006:

	Number of Options	Grant Prices
Outstanding at December 31, 2005	925,354	$0.97 to 17.50

Options granted	—
Options exercised	(182,551)	$1.60 to $15.20
Options cancelled or expired	—

Outstanding at September 30, 2006	742,803	$0.97 to $17.50

Exercisable at September 30, 2006	742,803

Available for grant at September 30, 2006	93,877

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2006	2005	2006	2005

Intrinsic value of options exercised in the period	$82	$286	$4,200	$1,550

	As of September 30,
	2006	2005
Stock options fully vested and expected to vest:
Number	742,803	970,153
Weighted average exercise price	$7.09	$6.05
Aggregate intrinsic value	$10,685	$16,152
Weighted avg. contractual term of options	6.98 years	7.70 years

Stock options fully vested and currently exercisable:
Number	742,803	643,790
Weighted average exercise price	$7.09	$7.44
Aggregate intrinsic value	$10,685	$9,928
Weighted avg. contractual term of options	6.98 years	7.85 years

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Barrett Business Services, Inc. ("Barrett", the "Company" or "we"), a Maryland corporation, offers a comprehensive range of human resource management services to help small and medium-sized businesses manage the increasing costs and complexities of a broad array of employment-related issues. The Company’s principal services, professional employer organization ("PEO") services and staffing services, assist its clients in leveraging their investment in human capital. The Company believes that the combination of these two principal services enables it to provide clients with a unique blend of services not offered by the Company’s competition. Barrett’s platform of outsourced human resource management services is built upon expertise in payroll processing, employee benefits and administration, workers' compensation coverage, effective risk management and workplace safety programs and human resource administration.

In a PEO arrangement, the Company enters into a contract to become a co-employer of the client's existing workforce and Barrett assumes responsibility for some or all of the client's human resource management responsibilities. PEO services are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, renewable annually, which cover all employees at a particular work site. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing and comprehensive on-site management. The Company’s staffing services also include direct placement services, which involve fee-based search efforts for specific employee candidates at the request of PEO clients, staffing customers or other companies.

The Company’s ability to offer clients a broad mix of services allows Barrett to effectively become the human resource department and a strategic business partner for its clients. The Company believes its approach to human resource management services is designed to positively affect its clients' business results by:

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005.

	Percentage of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Staffing services	48.3%	56.8%	47.2%	58.1%
Professional employer service fees	51.7	43.2	52.8	41.9

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	36.2	42.7	35.3	43.3
Payroll taxes and benefits	29.4	25.8	33.1	27.5
Workers’ compensation	10.4	10.3	10.9	10.6

Total cost of revenues	76.0	78.8	79.3	81.4

Gross margin	24.0	21.2	20.7	18.6

Selling, general and administrative expenses	12.0	10.7	12.2	10.7

Depreciation and amortization	0.5	0.3	0.5	0.4

Income from operations	11.5	10.2	8.0	7.5

Other income	1.0	0.5	1.1	0.1

Pretax income	12.5	10.7	9.1	7.6

Provision for income taxes	4.5	4.0	3.3	2.9

Net income	8.0%	6.7%	5.8%	4.7%

We report PEO revenues in accordance with the requirements of EITF No. 99-19 which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the gross revenues and cost of revenues information set forth in the table below. Although not in accordance with GAAP, management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

(in thousands)	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Staffing services	$33,506	$36,668	$90,734	$100,847
Professional employer services	240,314	175,404	675,833	451,900

Total revenues	273,820	212,072	766,567	552,747

Cost of revenues:
Direct payroll costs	228,643	172,994	638,855	449,318
Payroll taxes and benefits	20,403	16,651	63,677	47,651
Workers’ compensation	8,106	8,718	24,135	23,510

Total cost of revenues	257,152	198,363	726,667	520,479

Gross margin	$16,668	$13,709	$39,900	$32,268

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Three Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2006	2005	2006	2005	2006	2005
Revenues:
Staffing services	$33,506	$36,668	$—	$—	$33,506	$36,668
Professional employer services	240,314	175,404	(204,397)	(147,521)	35,917	27,883
Total revenues	$273,820	$212,072	$(204,397)	$(147,521)	$69,423	$64,551

Cost of revenues	$257,152	$198,363	$(204,397)	$(147,521)	$52,755	$50,842

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

	Unaudited Nine Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2006	2005	2006	2005	2006	2005
Revenues:
Staffing services	$90,734	$100,847	$—	$—	$90,734	$100,847
Professional employer services	675,833	451,900	(574,204)	(379,321)	101,629	72,579
Total revenues	$766,567	$552,747	$(574,204)	$(379,321)	$192,363	$173,426

Cost of revenues	$726,667	$520,479	$(574,204)	$(379,321)	$152,463	$141,158

Three months ended September 30, 2006 and 2005

Net income for the third quarter of 2006 amounted to $5.6 million, an improvement of 28.2% or $1.3 million over net income of $4.3 million for the third quarter of 2005. The improvement for the third quarter of 2006 was primarily due to higher gross margin dollars as a result of significant growth in PEO services business, partially offset by higher selling, general and administrative expenses. Diluted earnings per share for the third quarter of 2006 was $.48 compared to $.40 for the comparable 2005 period. The percentage increase in net income for the 2006 third quarter exceeded the increase in diluted earnings per share due to the dilutive effect of the July 2005 follow-on equity offering. The Company's improved operating results continue to reflect, in part, growing market acceptance of the business process outsourcing model, market share gains owing to strong branch-level management and to the competitive advantage of offering a broad array of human resource management services through its PEO arrangements. The trend toward normalization of market conditions for California workers' compensation insurance initiated by limited legislative reforms has had little effect on our PEO growth rates due to the increasing market acceptance of our broad array of human resource management services. We expect this favorable trend to continue for the foreseeable future.

Revenues for the third quarter of 2006 totaled $69.4 million, an increase of approximately $4.8 million or 7.4%, which reflects significant growth in the Company’s PEO service fee revenue, partially offset by a decline in staffing services revenue. PEO service fee revenue increased approximately $8.0 million or 28.7% over the 2005 third quarter primarily due to increased demand for the Company's broad array of competitively priced human resource management services that satisfy customers' needs and to the incremental fee revenue generated by the January 1, 2006 acquisition of Pro HR, which represented $4.3 million or 53.8% of the total increase. Management believes that the favorable trend in PEO revenues will continue for the foreseeable future. Staffing services revenue declined approximately $3.2 million or 8.7% from the comparable 2005 quarter primarily due to a decrease in demand from many of the Company’s agricultural customers as a result of delayed packing and processing schedules in 2006 and due to the business prospects of certain larger staffing customers.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2006 and 2005 (Continued)

Gross margin for the third quarter of 2006 totaled approximately $16.7 million, which represented an increase of $3.0 million or 21.9% over the third quarter of 2005, primarily due to the 7.4% increase in revenues. The gross margin percent increased from 21.2% of revenues for the third quarter of 2005 to 24.1% for the third quarter of 2006. The increase in the gross margin percentage was due to lower direct payroll costs, offset in part by higher payroll taxes and benefits and slightly higher workers' compensation expense, all expressed as a percent of revenues. The decline in direct payroll costs, as a percentage of revenues, from 42.7% for the third quarter of 2005 to 36.2% for the third quarter of 2006 reflects the shift in the overall mix of services from staffing services to PEO services in the Company’s customer base and the effect of each customer's unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, from 25.8% for the third quarter of 2005 to 29.4% for the third quarter of 2006, was largely due to the effect of significant growth in PEO services, offset in part by slightly lower effective state unemployment tax rates in various states in which the Company operates as compared to the third quarter of 2005. Workers' compensation expense, as a percent of revenues, increased from 10.3% in the third quarter of 2005 to 10.4% in the third quarter of 2006. Workers' compensation expense for the third quarter of 2006 totaled $7.2 million, which compares to $6.7 million for the third quarter of 2005. This increase was due to higher administrative costs of the Company’s self-insured workers’ compensation program, offset in part by lower overall claim costs due to a lower claim incidence rate, which reflects the Company’s underwriting standards and risk management practices.

Selling, general and administrative ("SG&A") expenses for the third quarter of 2006 amounted to approximately $8.4 million, an increase of $1.5 million or 21.7% over the third quarter of 2005. The increase over the third quarter of 2005 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company’s PEO business and to the incremental SG&A expenses associated with the Pro HR acquisition, which represented $613,000 or 42.1% of the increase. SG&A expenses, as a percentage of revenues, increased from 10.7% in the third quarter of 2005 to 12.0% in the third quarter of 2006.

On January 1, 2006, we adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recorded as employee compensation expense over the requisite service period. We applied the modified prospective transition method when we adopted SFAS 123R and, therefore, did not restate any prior periods. Effective with the close of business on December 30, 2005, the Company accelerated the vesting of all outstanding stock options to eliminate future compensation expense under SFAS 123R. As a result of the accelerated vesting, during the third quarter of 2006, we recorded no incremental compensation expense as a result of adopting SFAS 123R. If we had accounted for our share-based payment awards under SFAS 123R during the third quarter of 2005, our compensation expense would have been approximately $1.2 million higher. The Company has not determined if future awards under its 2003 Stock Incentive Plan will be made. For additional information about the adoption of SFAS 123R, refer to Note 5 of the Notes to Consolidated Financial Statements in this Form 10-Q.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2006 and 2005 (Continued)

Other income for the third quarter of 2006 was $733,000 compared to other income of $325,000 for the third quarter of 2005. The increase in other income for the third quarter of 2006 was primarily attributable to increased investment income earned on the Company's higher cash balances.

Nine months ended September 30, 2006 and 2005

Net income for the nine months ended September 30, 2006 was $11.1 million, an improvement of 35.4% or $2.9 million over net income of $8.2 million for the first nine months of 2005. The improvement for the first nine months of 2006 was primarily due to higher gross margin dollars as a result of significant growth in PEO services business and higher investment income, partially offset by higher SG&A expenses. Diluted earnings per share for the first nine months of 2006 was $.95 compared to $.83 for the comparable 2005 period.

Revenues for the nine months ended September 30, 2006 totaled $192.4 million, an increase of approximately $19.0 million or 11.0%, which reflects significant growth in the Company’s PEO service fee revenue, offset in part by a decline in staffing services revenue.

PEO service fee revenue increased approximately $29.1 million or 40.0%. Staffing services revenue decreased approximately $10.1 million or 10.0% from the comparable 2005 period. Management believes that the trends driving PEO service fee revenue and staffing services revenue for the nine months ended September 30, 2006 are consistent with the trends driving such revenues for the three months ended September 30, 2006, as described above.

Gross margin for the nine months ended September 30, 2006 totaled approximately $39.9 million, which represented an increase of $7.6 million or 23.5% over the similar period of 2005, primarily due to the 11.0% increase in revenues. The gross margin percent increased from 18.6% of revenues for the first nine months of 2005 to 20.7% for the first nine months of 2006. The increase in the gross margin percentage was due to lower direct payroll costs, offset in part by higher payroll taxes and benefits and higher workers' compensation expense, all expressed as a percent of revenues. The decline in direct payroll costs, as a percentage of revenues, from 43.3% for the first nine months of 2005 to 35.3% for the first nine months of 2006 reflects the shift in the relative mix of services to the Company’s customer base and the effect of each customer's unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, from 27.5% for the first nine months of 2005 to 33.1% for the first nine months of 2006, was due primarily to the effect of significant growth in PEO services, partially offset by slightly lower effective state unemployment tax rates in various states in which the Company operates as compared to the first nine months of 2005. Workers' compensation expense, as a percentage of revenues, increased from 10.6% for the first nine months of 2005 to 10.9% for the first nine months of 2006. Workers' compensation expense for the nine months ended September 30, 2006 totaled $21.0 million, which compares to $18.4 million for the first

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Nine months ended September 30, 2006 and 2005 (Continued)

nine months of 2005. The increase in workers’ compensation expense in terms of total dollars was generally due to higher administrative costs of the Company’s self-insured workers’ compensation program, offset in part by lower overall claim costs due to a lower claim incidence rate, which reflects the Company’s underwriting standards and risk management practices.

SG&A expenses for the nine months ended September 30, 2006 amounted to approximately $23.5 million, an increase of $4.9 million or 26.3% over the similar period of 2005. The increase over the first nine months of 2005 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company’s PEO business and to the incremental SG&A expenses related to the Pro HR acquisition which represented $1.9 million or 38.8% of the increase. SG&A expenses, as a percent of revenues, increased from 10.7% in the first nine months of 2005 to 12.2% in the first nine months of 2006.

Other income for the nine months ended September 30, 2006 was $2.0 million compared to other income of $228,000 for the comparable period of 2005. The increase in other income for the first nine months of 2006 was primarily due to increased investment income earned on the Company’s higher cash balances.

Factors Affecting Quarterly Results

The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers' compensation, demand and competition for the Company's services and the effect of acquisitions. The Company's revenue levels may fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its PEO clients in the agriculture, food processing and forest products-related industries. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded on a per employee basis. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. Adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company's estimated workers’ compensation expense.

Liquidity and Capital Resources

The Company's cash position for the nine months ended September 30, 2006 decreased by $1.3 million from December 31, 2005, which compares to an increase of $38.3 million for the

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

comparable period in 2005. The decrease in cash at September 30, 2006, as compared to December 31, 2005, was primarily due to $4.0 million of cash used for the acquisition of Pro HR LLC, offset in part by net cash provided by operating activities.

Net cash provided by operating activities for the nine months ended September 30, 2006 amounted to $2.6 million, as compared to net cash provided by operating activities of $13.9 million for the comparable 2005 period. For the nine months ended September 30, 2006, cash flow was principally provided by net income of $11.1 million, together with an increase in accrued payroll and related benefits of $3.3 million, offset in part by an increase of $8.9 million in trade accounts receivable, a decrease of $1.9 million in workers’ compensation claims liabilities and a $1.4 million increase in customer deposits and other assets, net.

Net cash used in investing activities totaled $4.5 million for the nine months ended September 30, 2006, compared to net cash used in investing activities of $9.3 million for the similar 2005 period. For the 2006 period, the principal uses of cash for investing activities were for the acquisition of Pro HR totaling $4.0 million and purchases of property and equipment of $1.4 million, offset in part by a $1.5 million maturity of a marketable security held by the Company. The remaining uses of cash for investing activities were purchases of restricted marketable securities of $3.2 million, offset by proceeds totaling $2.8 million from maturities of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Net cash provided by financing activities for the nine-month period ended September 30, 2006 was $540,000 compared to net cash provided by financing activities of $33.7 million for the similar 2005 period. For the 2006 period, the principal source of cash from financing activities was from proceeds from the exercise of stock options and the related tax benefits, offset in part by payments made on long-term debt.

The Company's business strategy continues to focus on growth through the expansion of operations at existing offices, together with the selective acquisition of additional personnel-related business, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated. As disclosed in Note 3 to the consolidated financial statements included in this report, the Company acquired certain assets of Pro HR, LLC, a privately-held PEO company with offices in Boise and Rexburg, Idaho and Grand Junction, Colorado, effective January 1, 2006. As consideration for the acquisition, the Company paid $4.0 million in cash and agreed to pay up to $1.5 million additional cash based upon the level of financial performance achieved by the Pro HR offices during calendar 2006. The contingent consideration of $1.5 million was placed in escrow pursuant to the purchase agreement. Subsequent to September 30, 2006, effective October 2, 2006, the Company paid $1.0 million in cash in partial satisfaction of the contingent consideration for this acquisition.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

The Company entered into a new Credit Agreement (the "Credit Agreement") with its principal bank effective July 1, 2006. The Credit Agreement provides for an unsecured revolving credit facility of up to $4.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $4.0 million. The interest rate on advances, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2007.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, and (2) pre-tax profit of not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end. The Company was in compliance with all covenants at September 30, 2006.

Effective November 1, 2006, the Company’s board of directors approved management’s recommendation to discontinue certain business insurance policies. Such policies, in the aggregate, require annual premiums of approximately $300,000 and currently provide insured limits ranging from the relatively small value of personal property in the Company’s branch offices to $1 million general liability coverage with umbrella coverage of an additional $5 million. It is the Company’s determination that the risk of loss under such prior insurance policies is remote; therefore, the Company will be self-insured for such risks effective November 1, 2006, except for its errors and omissions insurance coverage which will be cancelled effective December 1, 2006. Management may explore in the future more cost effective vehicles to provide higher limits of coverage.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions and favorable trends in the Company’s market areas and effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and allowance for doubtful accounts, the effect of the Company’s becoming self-insured for certain business risks, the effectiveness of the Company's management information systems, and the availability of financing and working capital to meet

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

Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company's status as a qualified self-insured employer for workers' compensation coverage, and the use of approximately $33 million in net proceeds of the Company’s follow-on equity offering in 2005, as well as operating cash flows, among others.

The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of September 30, 2006, the Company’s investment portfolio consisted principally of approximately $47.1 million in tax-exempt municipal bonds with an average maturity of 73 days, $10.2 million in a tax-exempt money market fund and approximately $2.7 million in bond funds and corporate bonds. Based on the Company's overall interest exposure at September 30, 2006, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company's investment portfolio of liquid assets or its results of operations.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

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

BARRETT BUSINESS SERVICES, INC.

Item 4.	Controls and Procedures (Continued)

Disclosure Controls and Procedures (Continued)

Company's disclosure controls and procedures as of September 30, 2006 were effective in providing a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Internal Control Over Financial Reporting

With the assistance of outside consultants, we have been engaged in the evaluation and testing of our internal control over financial reporting ("internal controls") during the past several months in preparation for making our assessment of the effectiveness of our internal control as of December 31, 2006, as required under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Although our evaluation and testing process is not complete, we have recently determined that we may conclude, prior to December 31, 2006, that individual deficiencies, or combinations of deficiencies, exist that may constitute one or more material weaknesses in our internal controls. In particular, we believe that deficiencies may exist in our information technology ("IT") general controls as a result of not having adequate controls in place with regard to systems access, change management, computer operations and security. We are in the process of identifying any such control deficiencies and developing remediation efforts to address such deficiencies.

We are committed to successfully completing the Section 404 process prior to December 31, 2006. However, we may not be able to complete a sufficient number of remediation steps and testing of our internal control prior to December 31, 2006. In this regard, management and the Audit Committee recently received communications from our independent auditors expressing concern over the significant amount of work to be completed prior to December 31, 2006. As a result, we may not be in a position to report that our internal controls are effective as of December 31, 2006 in our 2006 annual report on Form 10-K, and even if management does conclude that our internal controls are effective as of such date, our independent auditors may not be able to attest that our internal controls are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

BARRETT BUSINESS SERVICES, INC. (Registrant)
Date: November 14, 2006	/s/ Michael D. Mulholland
Vice President - Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350.