Form 10-K
period 2006-12-31
BARRETT BUSINESS SERVICES INC
filed 2007-03-16
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 0-21886

BARRETT BUSINESS SERVICES, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-0812977 (IRS Employer Identification No.)

8100 NE Parkway Drive, Suite 200 Vancouver, Washington	98662
(Address of principal executive offices)	(Zip Code)

(360) 828-0700

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as indicated by Exchange Act Rule 12 b 2).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $160,575,162 at June 30, 2006.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class Common Stock, Par Value $.01 Per Share	Outstanding at February 28, 2007 11,256,825 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K

Signatures

Exhibit Index

PART I

Item 1.	BUSINESS

General

Barrett Business Services, Inc. ("Barrett," the "Company," "our" or "we"), was incorporated in the state of Maryland in 1965. We offer a comprehensive range of human resource management services to help small and medium-sized businesses manage the increasing costs and complexities of a broad array of employment-related issues. Our principal services, Professional Employer Organization ("PEO") and staffing, assist our clients in leveraging their investment in human capital. We believe that the combination of these two principal services enables us to provide our clients with a unique blend of services not offered by our competition. Our platform of outsourced human resource management services is built upon our expertise in payroll processing, employee benefits and administration, workers' compensation coverage, effective risk management and workplace safety programs and human resource administration.

In a PEO arrangement, we enter into a contract to become a co-employer of the client's existing workforce and assume responsibility for some or all of the client's human resource management responsibilities. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing and comprehensive on-site management. Our staffing services also include direct placement services, which involve fee-based search efforts for specific employee candidates at the request of our PEO clients, staffing customers or other companies.

Our ability to offer clients a broad mix of services allows us to effectively become the human resource department and a strategic business partner for our clients. We believe our approach to human resource management services is designed to positively affect our clients' business results by:

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

We provide services to a diverse array of customers, including, among others, electronics manufacturers, various light-manufacturing industries, forest products and agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in numerous construction-related fields and various professional services firms. During 2006, we provided staffing services to approximately 1,800 staffing services customers, which compares to approximately 2,000 during 2005. In addition, at December 31, 2006, we served approximately 1,100 PEO clients and employed approximately 25,300 employees pursuant to PEO contracts, as compared to 810 PEO clients and approximately 21,200 employees as of December 31, 2005. We serve our clients, who have employees located in 25 states and the District of Columbia, through a network of 38 branch offices in California, Oregon, Washington, Idaho, Arizona, Utah, Colorado, Maryland, Delaware and North Carolina. We also have several smaller recruiting offices in our general market areas, which are under the direction of a branch office.

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

We believe that the small and medium-sized business segment of the human resource outsourcing market is particularly attractive because:

•	this segment is large and has a low penetration rate by providers of outsourced comprehensive human resource services;

•	small and medium-sized businesses typically have fewer in-house resources than larger businesses and, as a result, are generally more dependent on their service providers;

•	quality of service, ease-of-use and responsiveness to clients' needs are key considerations of this business segment in selecting a service provider;

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

•

Promote a decentralized and autonomous management philosophy and structure. We hire senior-level managers to oversee, develop and expand our business at the branch-office level. We believe that highly experienced senior-level branch managers possess the skill set to handle the day-to-day demands of our business and still be proactive in solving client needs and focusing on further business development. We believe that by making significant investments in the best management talent available, within their respective areas of expertise, we can leverage the value of this investment many times over. We have also found that this philosophy facilitates our ability to attract and retain additional experienced senior-level managers to oversee our branch offices.

•

Motivate employees through a competitive compensation package. We offer a very competitive base salary structure at the branch-office level and provide the opportunity to earn additional profit sharing on a quarterly basis. This profit sharing is earned by each branch-level employee based upon branch office profitability after achieving certain minimum profitability standards. Our risk managers have an opportunity to earn incentive compensation based upon the workers' compensation claims experience of their specific client base. All profit sharing and incentive compensation measures are tangible and objective, with few subjective components.

•

Control workers' compensation costs through effective risk management. We are committed to the proactive mitigation of workers' compensation risk through stringent underwriting and disciplined management processes. Our chief executive officer defines and maintains our strict underwriting standards. Our underwriting process begins with the selection of only the best candidate companies with which to work. Next, our professional risk managers in the field corroborate the underwriting data by assessing the candidate's operating culture, workplace safety standards and human resource administration philosophies, including compensation rates and benefit levels. If the candidate company satisfies all underwriting standards, then we accept the company and immediately implement a plan to further strengthen their workplace safety standards and practices. If the client's safe-work culture or adherence to workplace safety procedures declines to unsatisfactory levels, we will terminate the relationship under the terms of our contract.

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

•

Increase client utilization of our services. We believe that we will be able to continue to maintain our average level of professional service fees per client employee and improve client retention as our clients more fully utilize our current service offerings, including cross selling between staffing, PEO and permanent placement. We invest substantial time integrating our services into our client organizations to optimize their effectiveness and measure their results. Our long-term partnership philosophy provides us with the opportunity to expand our PEO and staffing services.

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

•

Penetrate new markets. We intend to open additional branch offices in new geographic markets as opportunities arise. Since the beginning of 2003, we have opened four new offices in California to expand our presence in select geographic markets, including Bakersfield, Fresno, Redding and San Diego. We have developed a well-defined approach to geographic expansion which we will use as a guide for entering new markets.

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

•

Employee Benefits and Administration. We assist our PEO clients in retaining the best employees for their businesses by helping them obtain, at their cost, comprehensive health benefits, including medical, dental and vision benefits, life and accident insurance, short-term and long-term disability. We also provide, at no cost to our PEO Clients and our staffing employees, a 401(k) retirement savings plan and a Section 125 cafeteria plan.

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

•

Risk Management. We focus on developing and implementing a client-specific proactive risk management program so as to further mitigate risk of injury associated with workplace practices. These efforts enable our clients and us to achieve a reduction in accidents and workers' compensation claims. We provide such tactical services as safety training and safety manuals for both workers and supervisors, job-site visits and meetings, improvements in workplace procedures and equipment to further reduce the risk of injury, compliance with OSHA requirements, environmental regulations, and workplace regulations of the U.S. Department of Labor and state agencies and leading accident investigations. We have at least one risk manager available at each branch office to perform workplace safety assessments for each prospective client and to implement systems to improve work practices. All risk managers report directly to our Chief Executive Officer. Each risk manager has the authority to cancel our business relationship with any customer or client company.

•

Workers' Compensation Coverage. We assist our clients in protecting their businesses from employment-related injury claims by providing workers' compensation coverage. Through our third-party administrators, we provide claims management services for our PEO clients. We work aggressively to manage and reduce job injury claims, including identifying fraudulent claims and taking advantage of our staffing services to return injured workers to active employment earlier. As a result of our efforts to manage workers' compensation costs, we are often able to reduce our clients' overall expenses arising out of job-related injuries and insurance.

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

We began offering PEO services to Oregon customers in 1990 and subsequently expanded these services to other states, primarily California. In 2006, approximately 81% of our PEO service fee revenues were generated from customers in California with an additional 8% of revenues generated in Idaho.

We have entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses with up to several hundred employees. None of our PEO clients represented more than 2% of our total revenues in 2006.

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

The form of PEO services agreement also provides for indemnification of us by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety, or immigration laws or regulations. We require our PEO clients to maintain comprehensive liability coverage in the amount of $1.0 million for acts of our work-site employees. Although no claims exceeding such policy limits have been paid by us to date, the possibility exists that claims for amounts in excess of sums available to us through indemnification or insurance may be asserted in the future, which could adversely affect our profitability.

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

In an on-site management arrangement, we place an experienced manager on site at a client's place of business. The manager is responsible for conducting all recruiting, screening, interviewing, testing, hiring and employee placement functions at the client's facility for a long-term or indefinite period.

Direct placement services involve fee-based search efforts for specific employee candidates at the request of our PEO clients, staffing customers or other companies.

Our staffing services customers operate in a broad range of businesses, including agriculture-based companies, electronic manufacturers, transportation and logistics companies, food processors, professional firms and construction. Such customers generally range in size from small local firms to companies with international operations that use our services on a domestic basis. None of our staffing services customers represented more than 3% of our total revenues in 2006.

In 2006, the light industrial sector generated approximately 83% of our staffing services revenues, while clerical office staff accounted for 13% of such revenues and technical personnel represented the balance of 4%. Our light industrial workers perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers of electronic parts.

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

Our staffing services employees are not under our direct control while working at a customer's business. We have not experienced any significant liability due to claims arising out of negligent acts or misconduct by our staffing services employees. Claims could be asserted against us that may exceed our liability insurance coverage, which could have a material adverse effect on our financial condition and results of operations.

Sales and Marketing

Our sales and marketing efforts are led by our branch managers and a small team of sales professionals, coupled with strong ties with the insurance brokerage community. Our marketing efforts are principally focused on branch-level development of local business relationships. On a regional and national level, efforts are made to expand and align our services to fulfill the needs of local customers with multiple locations, which may include using our on-site personnel and the opening of additional offices to better serve a customer's broader geographic needs. We also rely on an extensive network of insurance brokers for referrals for PEO services, particularly in California, in exchange for an ongoing fee as a very small percentage of payroll. Business development is the primary function of our branch managers.

Risk Assessment

All prospective clients are evaluated individually on the basis of total predicted profitability. This analysis takes into account workers' compensation risk and claims history, unemployment claims history and creditworthiness. The workers' compensation risk profile also includes an assessment of the prospect's internal culture regarding workplace safety, compensation rates and benefits provided to its employees.

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

Acquisitions

We have completed 23 acquisitions since our initial public offering in June 1993. Our acquisition targets are typically traditional light industrial staffing companies. We have acquired PEO companies less frequently due to underwriting issues associated with an acquisition target's existing customers; we prefer to apply our own underwriting criteria prior to establishing a business relationship with a PEO customer. Due to the current concentration of our operations in California and Oregon, our acquisition plans will likely focus on expanding our geographic footprint into Utah, Colorado, Nevada and Arizona. There can be no assurance, however, that any additional transactions will be consummated in the future.

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

We may face additional PEO competition in the future from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. Certain PEO companies that periodically compete with us in the same markets have greater financial and marketing resources than we do, such as Administaff, Inc., Gevity HR, Inc., and Paychex, Inc., among others. Competition in the PEO industry is based largely on price, although service and quality can also provide competitive advantages. A significant limiting factor to the growth of the PEO industry is the perception of potential clients that they have the capacity to handle human resource issues internally. We believe that our past growth in PEO service fee revenues is attributable to our ability to provide small and medium-sized companies with the opportunity to reduce workers' compensation costs and to provide enhanced benefits to their employees while reducing their overall personnel administration costs. Our competitive advantage may be adversely affected by a substantial increase in the costs of maintaining our self-insured workers' compensation program, or changes in the regulatory environment, particularly in California. A general market decrease in the level of workers’ compensation insurance premiums may also decrease demand for PEO services among some prospective client companies.

Self-Insured Workers' Compensation Program

A principal service we provide to our customers, particularly our PEO clients, is workers' compensation coverage. As the employer of record, we are responsible for complying with applicable statutory requirements for workers' compensation coverage. Our workplace safety services are closely tied to our approach to the management of workers' compensation risk.

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

Self Insurance for Workers' Compensation. In August 1987, we became a self-insured employer for workers' compensation coverage in Oregon. We subsequently obtained self-insured employer status for workers' compensation in three additional states, California, Delaware and Maryland, as well as in Washington for our non-PEO services. Regulations governing self-insured employers in each jurisdiction typically require the employer to maintain surety deposits of government securities, letters of credit or other financial instruments to cover workers' claims in the event the employer is unable to pay for such claims.

To manage our financial exposure from the incidence of catastrophic injuries and fatalities, we maintain excess workers' compensation insurance pursuant to an annual policy with a major insurance company. During 2006, our excess workers' compensation insurance policy provided coverage for single occurrences exceeding $1.0 million with a policy limit of $25.0 million.

Effective January 1, 2007, we formed a wholly-owned fully licensed captive insurance company which will provide us with excess workers' compensation coverage from $1.0 million up to $5.0 million per occurrence. Additional excess workers' compensation insurance coverage will be provided by a major insurance company from $5.0 million to $15.0 million per occurrence. This approach results in an effective per occurrence retention, on a consolidated basis, of $5.0 million. This higher per occurrence retention may result in higher workers' compensation costs to us with a corresponding negative effect on our operating results.

Claims Management. As a self-insured employer, our workers' compensation expense is tied directly to the incidence and severity of workplace injuries to our employees. We seek to contain our workers' compensation costs through an aggressive approach to claims management. We use managed-care systems to reduce medical costs and keep time-loss costs to a minimum by assigning injured workers, whenever possible, to short-term assignments which accommodate the workers' physical limitations. We believe that these assignments minimize both time actually lost from work and covered time-loss costs. We engage third-party claims administrators ("TPAs") to provide the principal claims management expertise. Typical management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and attempting to negotiate early settlements to eliminate future development of claims costs. We also maintain a corporate-wide pre-employment drug screening program and a mandatory post-injury drug test. The program is believed to have resulted in a reduction in the frequency of fraudulent claims and in accidents in which the use of illegal drugs appears to have been a contributing factor.

Elements of Self-Insurance Costs. The costs associated with our self-insured workers' compensation program include case reserves for reported claims, an additional expense provision for potential future increases in the cost of open injury claims (known as "adverse loss development") and claims incurred in prior periods but not reported (referred to as "IBNR"), fees payable to our TPAs, additional claims administration expenses, administrative fees payable to state and federal workers' compensation regulatory agencies, legal fees, broker commissions for business referrals, premiums for excess workers' compensation insurance, and, starting January 2007, costs associated with forming and operating our wholly-owned fully licensed captive insurance company for excess coverage. The state assessments are typically based on payroll amounts and, to a limited extent, the amount of permanent disability awards during the previous year. Excess insurance premiums are also based in part on the size and risk profile of our payroll and loss experience.

Workers' Compensation Claims Experience and Reserves

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

As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are necessarily based on management's estimates, and as other data becomes available, these estimates are revised, which may result in increases or decreases in existing case reserves. Management's internal accrual process for workers' compensation expense is based upon the immediate recognition of an expense and the related liability at the time a claim occurs; the value ascribed to the expense and liability is based upon the Company's historical average claim cost by geographic region coupled with the TPAs’ estimate of ultimate claim cost. Management reviews the adequacy of these average historical claim costs by geographic region at least annually. Management's accrual process also includes an internally developed methodology to project the number of medical only claims that may, in the future, convert to more costly time loss or indemnity claims. We believe our total accrued workers' compensation claims liabilities at December 31, 2006, are adequate. It is possible, however, that our actual future workers' compensation obligations may exceed the amount of our accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims, and to a much lesser extent, if any, of claims incurred but not reported.

Failure to successfully manage the severity and frequency of workers' compensation injuries would result in increased workers' compensation expense and would have a negative effect, which may be substantial, on our operating results and financial condition. Management maintains clear guidelines for our branch office managers, account managers, and risk managers directly tying their continued employment to their diligence in understanding and addressing the risks of accident or injury associated with the industries in which client companies operate and in monitoring the compliance by clients with workplace safety requirements. We have a policy of "zero tolerance" for avoidable workplace injuries. Each of our risk managers has the authority to cancel any staffing customer or PEO client at any time based upon their assessment of their safe-work practices or philosophies.

Employees and Employee Benefits

At December 31, 2006, we had approximately 32,895 employees, including approximately 7,300 staffing services employees, approximately 25,300 PEO employees, approximately 290 managerial, sales and administrative employees and five executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. During 2006, approximately 2% of our employees were covered by a collective bargaining agreement. Substantially all of our managerial, sales and administrative employees have entered into a standard form of employment agreement which, among other provisions, contains covenants not to engage in certain activities in competition with us for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe our employee relations are good.

Benefits offered to our staffing services employees include group health insurance, a Section 125 cafeteria plan which permits employees to use pretax earnings to fund various services, including health insurance premiums and childcare expenses, and a retirement savings plan (the "401(k) plan") under Section 401(k) of the Internal Revenue Code pursuant to which employees may begin making contributions upon reaching 21 years of age and completing 1,000 hours of service in any consecutive 12-month period. We may also make contributions to the 401(k) plan, which vest over six years and are subject to certain legal limits, at the sole discretion of our board of directors. Beginning in 2006, we made matching contributions to the 401(k) plan under a safe harbor provision, whereby we match 100% of contributions by management and staffing employees to the 401(k) plan up to 3% of each participating employee's annual compensation and 50% of the employee's contributions up to an additional 2% of annual compensation. Employees subject to a co-employer arrangement may participate in our benefit plans at the election of the co-employer.

Regulatory and Legislative Issues

Business Operations. We are subject to the laws and regulations of the jurisdictions within which we operate, including those governing self-insured employers under the workers' compensation systems in Oregon, California, Maryland and Delaware, as well as in Washington for non-PEO services. An Oregon PEO company is required to be licensed as a worker-leasing company by the Workers' Compensation Division of the Oregon Department of Consumer and Business Services. We are in compliance with this licensing requirement. Temporary staffing companies are expressly exempt from the Oregon licensing requirement. Oregon PEO companies are also required to ensure that each PEO client provides adequate training and supervision for its employees to comply with statutory requirements for workplace safety and to give 30 days' written notice in the event of a termination of its obligation to provide workers' compensation coverage for PEO employees and other subject employees of a PEO client. Although compliance with these requirements imposes some additional financial risk on us, particularly with respect to those clients who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date.

Employee Benefit Plans. Our operations are affected by numerous federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees who are assigned to work at client locations (sometimes referred to as "work-site employees"), we assume certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the develop-ment of nontraditional employment relationships, such as professional employer, temporary employment, and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of "employer" under these laws is not uniform.

As an employer, we are subject to all federal statutes and regulations governing our employer-employee relationships. Subject to the discussion of risk factors below, we believe that our operations are in compliance in all material respects with applicable federal statutes and regulations.

We offer various qualified employee benefit plans to our employees, including employees of our PEO clients who so elect. These qualified employee benefit plans include our 401(k) plan, a cafeteria plan under Section 125 of the Internal Revenue Code, and group health, life insurance and disability insurance plans. Generally, qualified employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974 ("ERISA"). In order to qualify for favorable tax treatment under the Internal Revenue Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees.

Item 1A.	RISK FACTORS

In addition to other information contained in this report, the following risk factors should be considered carefully in evaluating our business.

Our workers' compensation loss reserves may be inadequate to cover our ultimate liability for workers' compensation costs.

We maintain reserves (recorded as accrued liabilities on our balance sheet) to cover our estimated liabilities for our self-insured workers' compensation program. The determination of these reserves is based upon a number of factors, including current and historical claims activity, claims payment patterns and medical cost trends and developments in existing claims. Accordingly, reserves do not represent an exact calculation of liability. Reserves can be affected by both internal and external events, such as adverse developments on existing claims or changes in medical costs, claims handling procedures, administrative costs, inflation, and legal trends and legislative changes. Reserves are adjusted from time to time to reflect new claims, claim developments, or systemic changes, and such adjustments are reflected in the results of the periods in which the reserves are changed. Because of the uncertainties that surround estimating workers' compensation loss reserves, we cannot be certain that our reserves are adequate. If our reserves are insufficient to cover our actual losses, we would have to increase our reserves and incur charges to our earnings that could be material.

Our self-insured retention for workers' compensation claims increased from $1.0 million per occurrence to $5.0 million per occurrence, on a consolidated basis, beginning January 1, 2007.

Concurrent with the formation of our wholly-owned captive insurance company effective January 1, 2007, the Company's financial exposure to large catastrophic workers' compensation claims increased from $1.0 million to $5.0 million per occurrence. If the Company's historical claims experience with large catastrophic claims continues, this increased exposure may have little, if any, adverse effect on the operating results of the Company. Moreover, the Company should realize significant cost savings from lower excess workers' compensation insurance premiums coupled with access to more competitive insurance markets available through the Company's captive insurance company.

Adverse developments in the market for excess workers' compensation insurance could lead to increases in our costs.

We are a state-approved self-insured employer for workers' compensation coverage in California, Oregon, Delaware and Maryland, as well as in Washington for our non-PEO services. To manage our financial exposure in the event of catastrophic injuries or fatalities, we maintain excess workers' compensation insurance with a per occurrence retention of $5.0 million effective January 1, 2007 through our captive insurance company. Prior to January 1, 2007, our self-insured retention was $1.0 million. Changes in the market for excess workers' compensation insurance may lead to limited availability of such coverage, additional increases in our insurance costs or further increases in our self-insured retention, any of which may have a material adverse effect on our financial condition.

Changes in the market for workers' compensation insurance in the state of California could adversely affect our business.

Our PEO service revenues in California have grown rapidly over the last four years due in part to difficult market conditions for workers' compensation insurance in California and our status as a state-approved self-insured employer with respect to workers' compensation coverage in that state. Since 2002, California has enacted several legislative reforms in an attempt to address the crisis in its workers' compensation system, and it may attempt additional legislative or regulatory reforms in the future. Any successful legislative reforms or non-governmental changes in market conditions in California could lessen a key advantage we have in that state, leading to a reduction in our new business opportunities and a potential slowing in the growth of our PEO business in

California. Any such slowing would adversely affect our results of operations and likely lead to declines in our stock price.

Because we assume the obligation to make wage, tax and regulatory payments in respect of some employees, we are exposed to client credit risks.

We generally assume responsibility for and manage the risks associated with our clients' employee payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits. These obligations are fixed, whether or not the client makes payments required by our services agreement, which exposes us to credit risks. We attempt to mitigate this risk by invoicing our staffing customers weekly and our PEO clients at the end of their specific payroll processing cycle. We also carefully monitor the timeliness of our clients' payments and impose strict credit standards on our customers. If we fail to successfully manage our credit risk, our results of operations and financial condition could be materially and adversely affected.

Our staffing business is vulnerable to economic fluctuations. Companies tend to use fewer temporary employees as economic activity slows, while recruiting employees to fill our customers' needs becomes increasingly difficult during robust economic periods.

Demand for our staffing services is sensitive to changes in the level of economic activity in the regions in which we do business. As economic activity begins to improve, temporary employees are often added before full-time employees are hired as companies cautiously re-enter the labor market. As a result, our revenues derived from staffing services may be highest at the beginning of an economic recovery. During strong economic periods, however, we often experience shortages of qualified employees to meet customer needs. Also, as economic activity begins to slow down, companies often reduce their use of temporary employees before undertaking layoffs of permanent staff, resulting in decreased demand for staffing services. A significant economic downturn, particularly in the Western United States, could have a material adverse effect on our results of operations and financial condition.

If we are determined not to be an "employer" under certain laws and regulations, our clients may stop using our services, and we may be subject to additional liabilities.

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

Any determination that we are not an employer for purposes of ERISA could adversely affect our cafeteria benefits plan operated under Section 125 of the Internal Revenue Code and result in liabilities to us under the plan.

We may be exposed to employment-related claims and costs and periodic litigation that could adversely affect our business and results of operations.

We either co-employ employees in connection with our PEO arrangements or place our employees in our customers' workplace in connection with our staffing business. As such, we are subject to a number of risks inherent to our status as an employer, including without limitation:

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

Future growth in our operations depends, in part, on our ability to offer our services to prospective clients in new states, which may subject us to different regulatory requirements and standards. In order to operate effectively in a new state, we must obtain all necessary regulatory approvals, adapt our procedures to that state's regulatory requirements and modify our service offerings to adapt to local market conditions. In the event that we expand into additional states, we may not be able to duplicate in other markets the financial performance experienced in our current markets.

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

Our California and Oregon operations accounted for approximately 55% and 19%, respectively, of our total net revenues in 2006. As a result of the current importance of our California and Oregon operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in these markets, particularly in California. If these states experience an economic downturn or growth rates slow, or if the regulatory environment changes in a way that adversely affects our ability to do business in these states or limits our competitive advantages in these markets, our profitability and growth prospects may be materially and adversely affected.

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

We depend on attracting and retaining qualified employees; during periods of economic growth, our costs to do so increase and it becomes more difficult to attract and retain people.

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

Our service agreements may be terminated on short notice, leaving us vulnerable to loss of a significant amount of customers in a short period of time, if business or regulatory conditions change or events occur that negatively affect our reputation.

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

Both PEOs and staffing services companies periodically have been tarnished by negative publicity or scandals from poor business judgment or even outright fraud. If we or our industry face negative publicity, customers' confidence in the use of temporary personnel or co-employed workers may deteriorate, and they may be unwilling to enter into or continue our staffing or co-employment relationships. If a negative perception were to prevail, it would be more difficult for us to attract and retain customers.

Changes in state unemployment tax laws and regulations could adversely affect our business.

In recent years, there has been significant negative publicity relating to the use of staffing or PEO companies to shield employers from poor unemployment history and high unemployment taxes. New legislation enacted at the state or federal level to try to counter this perceived problem could have a material adverse effect on our business by limiting our ability to market our services or making our services less attractive to our customers and potential customers.

We are dependent upon technology services and if we experience damage, service interruptions or failures in our computer and telecommunications systems, or if our security measures are breached, our client relationships and our ability to attract new clients may be adversely affected.

Our business could be interrupted by damage to or disruption of our computer and telecommunications equipment and software systems, and we may lose data. Our clients' businesses may be adversely affected by any system or equipment failure we experience. As a result of any of the foregoing, our relationships with our clients may be impaired, we may lose clients, our ability to attract new clients may be adversely affected and we could be exposed to contractual liability. Precautions in place to protect ourselves from, or minimize the effect of, such events, may not be adequate.

In addition, our business involves the storage and transmission of clients' proprietary information and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to client or employee data, our reputation will be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and are growing increasingly sophisticated. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, we could be liable and the market perception of our services could be harmed.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We provide PEO and staffing services through all 38 of our branch offices. The following table shows the number of branch offices located in each state in which we operate. We also lease office space in other locations in our market areas which we use to recruit and place employees.

Offices	Number of Branch Offices
California	15
Oregon	9
Washington	4
Idaho	3
Maryland	2
Arizona	1
Colorado	1
Delaware	1
North Carolina	1
Utah	1

We lease office space for our branch offices. At December 31, 2006, our leases had expiration dates ranging from less than one year to seven years, with total minimum payments through 2013 of approximately $5.1 million. Effective March 11, 2006, we relocated our corporate headquarters office to Vancouver, Washington. We now occupy approximately 17 percent of the 63,500 square foot building we purchased during the third quarter of 2005 at a price of $8.85 million.

Item 3.	LEGAL PROCEEDINGS

The Company is periodically party to litigation incidental to providing employment services and workers’ compensation coverage. Based on information currently known to management, although there are uncertainties inherent in litigation, there were no legal proceedings pending against the Company at December 31, 2006, or during the period beginning with that date through March 15, 2007, that individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table identifies, as of February 28, 2007, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Principal Positions and Business Experience	Officer Since

William W. Sherertz	61	President; Chief Executive Officer; Director	1980
Michael L. Elich	41	Vice President and Chief Operating Officer	2005
Michael D. Mulholland	55	Vice President-Finance, Treasurer and Secretary; Chief Financial Officer	1994
Gregory R. Vaughn	51	Vice President	1998
James D. Miller	43	Controller and Assistant Secretary; Principal Accounting Officer	1994

______________________

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

Our common stock (the "Common Stock") trades on The Nasdaq Stock Market's National Market™ tier under the symbol "BBSI." At February 28, 2007, there were 47 stockholders of record and approximately 1,783 beneficial owners of the Common Stock.

We declared and paid our first quarterly cash dividend of $0.07 per share in December 2006 since the closing of our initial public offering of Common Stock on June 18, 1993. On February 14, 2007, the Board of Directors declared a quarterly cash dividend of $0.07 per share of Common Stock, payable on March 14, 2007 to holders of record on February 28, 2007. Any future determination as to the payment of dividends will be made at the discretion of the Company's Board of Directors and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the board deems relevant.

The following table presents the high and low sales prices of the Common Stock for each quarterly period during the last two fiscal years, as reported by The Nasdaq Stock Market. All share prices listed below have been adjusted for a 3-for-2 stock split effected on May 19, 2005, by way of a 50% stock dividend.

	High	Low
2005
First Quarter	$16.59	$8.99
Second Quarter	16.45	12.27
Third Quarter	23.50	14.65
Fourth Quarter	29.00	21.00

2006
First Quarter	$27.60	$21.05
Second Quarter	27.45	18.09
Third Quarter	22.70	18.20
Fourth Quarter	25.16	20.30

In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company's stock from time to time in open market purchases. The Company did not repurchase any shares in the year ended December 31, 2006.

Stock Performance Graph

The graph below shows the cumulative total return at the dates indicated for the period from December 31, 2001, until December 31, 2006, for the Common Stock, The Nasdaq Stock Market, and a group of the Company's current peers in the staffing industry (the "2007 Peer Group"). The 2007 Peer Group is comprised of the same eight companies included in the peer group used to prepare the performance graph set forth in the Company's proxy statement for its annual meeting in May 2006.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2001, in the Common Stock, The Nasdaq Stock Market, and the 2007 Peer Group, and that dividends are reinvested. In accordance with the SEC's disclosure rules, the stockholder return for each company in the 2007 Peer Group indices has been weighted on the basis of market capitalization as of the beginning of each annual period shown. The stock price performance reflected in the graph may not be indicative of future price performance.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company's financial statements and the accompanying notes listed in Item 15 of this report.

	Year Ended December 31,

	2006	2005	2004	2003	2002

	(In thousands, except per share data)
Statement of operations:
Revenues:
Staffing services	$123,500	$130,098	$123,514	$93,544	$96,750
Professional employer service fees	135,684	101,291	71,447	29,177	12,558
Total	259,184	231,389	194,961	122,721	109,308
Cost of revenues:
Direct payroll costs	92,676	97,006	91,190	69,099	71,515
Payroll taxes and benefits	83,756	63,889	45,544	22,916	14,062
Workers’ compensation	27,199	24,667	23,071	9,709	8,766
Total	203,631	185,562	159,805	101,724	94,343
Gross margin	55,553	45,827	35,156	20,997	14,965
Selling, general and administrative
expenses	31,604	25,670	22,330	16,810	16,008
Depreciation and amortization	1,306	974	1,008	1,058	1,162
Income (loss) from operations	22,643	19,183	11,818	3,129	(2,205)
Other (expense) income:
Interest expense	(74)	(106)	(101)	(268)	(278)
Investment income, net	2,869	945	343	82	217
Other, net	52	(92)	190	32	21
Total	2,847	747	432	(154)	(40)
Income (loss) before income taxes	25,490	19,930	12,250	2,975	(2,245)
Provision for (benefit from) income taxes	9,154	7,440	4,879	890	(892)
Net income (loss)	$16,336	$12,490	$7,371	$2,085	$(1,353)
Basic earnings (loss) per share	$1.46	$1.29	$.86	$.24	$(.15)
Weighted average number of
basic shares outstanding	11,194	9,647	8,587	8,535	8,706
Diluted earnings (loss) per share	$1.40	$1.21	$.79	$.24	$(.15)
Weighted average number of
diluted shares outstanding	11,671	10,343	9,289	8,814	8,706

Selected balance sheet data:
Cash and marketable securities	$73,033	$64,909	$16,783	$7,785	$96
Working capital	64,205	55,475	17,151	8,470	2,235
Total assets	162,181	144,301	79,985	58,834	50,825
Long-term debt, net of current portion	—	1,094	1,441	400	488
Stockholders’ equity	103,700	85,850	38,753	30,634	28,785

Note: All share and per share amounts have been adjusted for a 3-for-2 stock split effected on May 19, 2005 by way of a 50% stock dividend.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide human resource management services, comprised of staffing services and PEO services. We generate staffing services revenues primarily from short-term staffing, contract staffing, on-site management and direct placement services. Our PEO service fees are generated from contractual agreements with our PEO clients under which we become a co-employer of our client's workforce with responsibility for some or all of the client's human resource functions. We recognize revenues from our staffing services for all amounts invoiced, including direct payroll, employer payroll-related taxes, workers' compensation coverage and a service fee (equivalent to a mark-up percentage). PEO service fee revenues are recognized on a net basis in accordance with Emerging Issues Task Force No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent" ("EITF No. 99-19"). As such, our PEO service fee revenues represent the gross margin generated from our PEO services after deducting the amounts invoiced to PEO customers for direct payroll expenses such as salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment. These amounts are also excluded from cost of revenues. PEO service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers' compensation coverage.

Through centralized operations at our headquarters in Vancouver, Washington, we prepare invoices weekly for our staffing services customers and following the end of each payroll processing cycle for PEO clients. We invoice our customers and clients as each payroll is processed. Payment terms for staffing customers are generally 30 days, while PEO clients' invoices are generally due on the invoice date.

Our business is concentrated in California and Oregon and we expect to continue to derive a majority of our revenues from these markets in the future. Revenues generated in our California and Oregon offices accounted for 74% of our total revenues in 2006, 74% in 2005 and 72% in 2004. Consequently, any weakness in economic conditions or changes in the regulatory environments in these regions could have a material adverse effect on our financial results.

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

Our cost of revenues is comprised of direct payroll costs for staffing services, employer payroll-related taxes and employee benefits and workers' compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer's portion of Social Security and Medicare taxes, federal unemployment taxes, state unemployment taxes and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by the customer. Workers' compensation expense consists primarily of the costs associated with our self-insured workers' compensation program, such as claims reserves, claims administration fees, legal fees, state administrative agency fees and excess insurance costs for catastrophic injuries. We also maintain separate workers' compensation insurance policies for employees working in states where we are not self-insured.

The largest portion of workers' compensation expense is the cost of workplace injury claims. When an injury occurs and is reported to us, our respective independent third-party claims administrator ("TPA") analyzes the details of the injury and develops a case reserve, which is the

TPA's estimate of the cost of the claim based on similar injuries and their professional judgment. We then record or accrue an expense and a corresponding liability based upon our estimate of the ultimate claim cost. As cash payments are made by our TPA against specific case reserves, the accrued liability is reduced by the corresponding payment amount. The TPA also reviews existing injury claims on an on-going basis and adjusts the case reserves as new or additional information for each claim becomes available. We have established an additional reserve for both future unanticipated increases in costs ("adverse loss development") of the claims reserves for open claims and for claims incurred but not reported related to prior and current periods. We believe our operational policies and internal claims reporting system help to limit the occurrence of unreported incurred claims.

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

Self-Insured Workers' Compensation Reserves. We are self-insured for workers' compensation coverage in a majority of our employee work sites in Oregon, California, Maryland and Delaware and for staffing services only in Washington. The estimated liability for unsettled workers' compensation claims represents our best estimate, which includes an evaluation of information provided by our third-party administrators for workers' compensation claims and, in part, an annual actuarial analysis from an independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. We believe that the difference between amounts recorded for our estimated liabilities and the possible range of costs to settle related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to results of operations.

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

Intangible Assets and Goodwill. We assess the recoverability of intangible assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management's current assessment of the carrying value of intangible assets and goodwill indicates there was no impairment as of December 31, 2006. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, as of the date of our annual assessment on December 31.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on the Company's results of operations and financial condition, refer to Note 1 in the Notes to the Financial Statements beginning at page F-7 of this Annual Report on Form 10-K.

Forward-Looking Information

Statements in this Item or in Item 1 of this report which are not historical in nature, including discussion of economic conditions and favorable trends in the Company’s market areas and effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers' compensation reserves and allowance for doubtful accounts, the effect of the Company's becoming self-insured for certain business risks, the effectiveness of the Company's management information systems, payment of future dividends and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company's status as a qualified self-insured employer for workers' compensation coverage, and the use of $73 million in cash and marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company's Statements of Operations for the years ended December 31, 2006, 2005 and 2004, included in Item 15 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company's financial statements included in Item 15 of this report.

	Percentage of Total Net Revenues
	Years Ended December 31,

	2006	2005	2004
Revenues:
Staffing services	47.6%	56.2%	63.4%
Professional employer service fees	52.4	43.8	36.6
Total	100.0	100.0	100.0
Cost of revenues:
Direct payroll costs	35.8	41.9	46.8
Payroll taxes and benefits	32.3	27.6	23.4
Workers’ compensation	10.5	10.7	11.8
Total	78.6	80.2	82.0
Gross margin	21.4	19.8	18.0
Selling, general and administrative expenses	12.2	11.1	11.4
Depreciation and amortization	0.5	0.4	0.5
Income from operations	8.7	8.3	6.1
Other income (expense)	1.1	0.3	0.2
Pretax income	9.8	8.6	6.3
Provision for income taxes	3.5	3.2	2.5
Net income	6.3%	5.4%	3.8%

We report PEO revenues in accordance with the requirements of EITF No. 99-19 which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the gross revenues and cost of revenues information for the years ended December 31, 2006 and 2005 set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States ("GAAP"), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

	Year Ended
	December 31,
(in thousands)	2006	2005
Revenues:
Staffing services	$123,500	$130,098
Professional employer services	916,898	635,743

Total revenues	1,040,398	765,841

Cost of revenues:
Direct payroll costs	869,410	625,242
Payroll taxes and benefits	83,756	63,888
Workers’ compensation	31,679	30,884

Total cost of revenues	984,845	720,014

Gross margin	$55,553	$45,827

A reconciliation of non-GAAP gross revenues to net revenues is as follows for the years ended December 31, 2006 and 2005 (in thousands):

	Gross Revenue				Net Revenue
	Reporting Method		Reclassification		Reporting Method

	2006	2005	2006	2005	2006	2005
Revenues:
Staffing services	$123,500	$130,098	$—	$—	$123,500	$130,098
Professional employer
services	916,898	635,743	(781,214)	(534,452)	135,684	101,291
Total revenues	$1,040,398	$765,841	$(781,214)	$(534,452)	$259,184	$231,389

Cost of revenues:	$984,845	$720,014	$(781,214)	$(534,452)	$203,184	$185,562

Years Ended December 31, 2006 and 2005

Net income for 2006 amounted to $16.3 million, an improvement of 30.8% or $3.8 million over net income of $12.5 million for 2005. The improvement for 2006 was primarily due to higher gross margin dollars as a result of significant growth in our PEO business, partially offset by higher selling, general and administrative expenses. Diluted earnings per share for 2006 was $1.40 compared to $1.21 for 2005. The percentage increase in net income for 2006 exceeded the increase in diluted earnings per share due to the dilutive effect of our follow-on offering of Common Stock completed in early August 2005. The Company's improved operating results continue to reflect, in part, growing market acceptance of the business process outsourcing model, market share gains owing to strong branch-level management and the competitive advantage of offering a broad array of human resource management services through its PEO arrangements. The trend toward normalization of market conditions for California workers’ compensation insurance initiated by limited legislative reforms over the past few years has had little effect on our PEO growth rates due to the increasing market acceptance of our broad array of human resource management services. We expect this favorable trend to continue for the foreseeable future.

Revenues for 2006 totaled $259.2 million, an increase of approximately $27.8 million or 12.0%, which reflects significant growth in the Company’s PEO service fee revenue, partially offset by a small decline in staffing services revenue. PEO service fee revenue increased approximately $34.4 million or 34.0% over 2005 primarily due to increased demand for the Company's broad array of competitively priced human resource management services that satisfy customers' needs and to the incremental fee revenue generated by the January 1, 2006 acquisition of Pro HR, which represented $15.8 million or 56.8% of the total increase. At December 31, 2006, the Company had approximately 1,100 PEO clients as compared to approximately 810 PEO clients at December 31, 2005. Management believes that the favorable trend in PEO revenues will continue for the foreseeable future. Staffing services revenue declined approximately $6.6 million or 5.1% from 2005. During 2006, the Company served approximately 1,800 staffing services customers, which compares to approximately 2,000 customers during 2005. The decrease in staffing services revenues reflects decreased business activity with certain customers owing to their size of operation, as well as customers whose demand for the Company's services declined. Management expects demand for the Company's staffing services will continue to reflect overall economic conditions in its market areas.

Gross margin for 2006 totaled approximately $55.6 million, which represented an increase of $9.8 million or 21.4% over 2005, primarily due to the 12.0% increase in revenues. The gross margin percent increased from 19.8% of revenues for 2005 to 21.4% for 2006. The increase in the gross margin percentage was due to lower direct payroll costs and lower workers' compensation expense, offset in part by higher payroll taxes and benefits, all expressed as a percent of revenues. The decline in direct payroll costs, as a percentage of revenues, from 41.9% for 2005 to 35.8% for 2006 reflects the shift in the overall mix of services from staffing services to PEO services in the Company’s customer base and the effect of each customer's unique mark-up percent. Workers' compensation expense, as a percent of revenues, declined from 10.7% in 2005 to 10.5% in 2006. Workers' compensation expense for 2006 totaled $27.2 million, which compares to $24.7 million for 2005. The moderate increase in workers’ compensation expense in total dollars was generally due to higher administrative costs of the Company's self-insured workers' compensation program offset in part by lower overall claim costs due to a lower claim incidence rate, which reflects the Company's underwriting standards and risk management practices. The increase in payroll taxes and benefits, as a percentage of revenues, from 27.6% for 2005 to 32.3% for 2006, was largely due to the effect of significant growth in PEO services, offset in part by slightly lower effective state unemployment tax rates in various states in which the Company operates as compared to 2005. We expect gross margin as a percentage of total revenues to continue to be influenced by fluctuations in the mix between staffing and PEO services, as well as the adequacy of our estimates for workers’ compensation liabilities.

In connection with our self-insured workers' compensation program, we have maintained an excess workers' compensation policy that limits the financial effect of costly workers' compensation claims. Effective January 1, 2004, the self-insured retention or deductible was $1.0 million per occurrence and remained as such through 2006, with a moderate decline in the premium cost per $100 of payroll. Effective January 1, 2007, the Company incorporated a wholly-owned fully licensed captive insurance company, which will participate in providing BBSI with excess workers’ compensation and other insurance coverages. Management expects the captive insurance company will provide cost-effective opportunities to participate in more competitive insurance markets and provide additional flexibility in risk management. Including our captive insurance company (i.e., on a consolidated basis) our self-insured retention is $5.0 million per occurrence, effective January 1, 2007.

Selling, general and administrative ("SG&A") expenses consist of compensation and other expenses incident to the operation of our headquarters and our branch offices and the marketing of our services. SG&A for 2006 amounted to approximately $31.6 million, an increase of $5.9 million or 23.0% over 2005. The increase over 2005 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company’s PEO business and to the incremental SG&A expenses associated with the Pro HR acquisition, which represented $2.5 million or 42.4% of the increase. SG&A expenses, as a percentage of revenues, increased from 11.1% in 2005 to 12.2% in 2006.

                    On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recorded as employee compensation expense over the requisite service period. We applied the modified prospective transition method when we adopted SFAS 123R and, therefore, did not restate any prior periods. Effective with the close of business on December 30, 2005, the Company accelerated the vesting of all outstanding stock options to eliminate future compensation expense associated with those options under SFAS 123R. As a result of the accelerated vesting, during 2006, we recorded no incremental compensation expense as a result of adopting SFAS 123R. If we had accounted for our share-based payment awards under SFAS 123R during 2005, our compensation expense would have been approximately $1.7 million higher. The Company has not determined if it will grant future awards under its 2003 Stock Incentive Plan. For additional information about the adoption of SFAS 123R, refer to Note 1 of the Notes to Consolidated Financial Statements included in Item 15 of this report.

Other income for 2006 was $2.8 million compared to other income of $747,000 for 2005. The increase in other income for 2006 was primarily attributable to increased investment income earned on the Company's higher cash balances.

Depreciation and amortization totaled $1.3 million for 2006, which compares to $1.0 million for 2005. The increase in the depreciation and amortization expense level compared to 2005 was primarily due to a full year of depreciation expense on the Company-owned building housing the corporate headquarters acquired in September 2005.

Our effective income tax rate for 2006 was 35.9%, as compared to 37.3% for 2005. The lower 2006 effective rate was primarily attributable to a significant increase in Federal tax-exempt interest income.

At December 31, 2006, we had net deferred income tax assets of $3.2 million, which consist of temporary differences between taxable income for financial accounting and tax purposes, which will reduce taxable income in future years. Pursuant to GAAP, we are required to assess the realization of the deferred income tax assets as significant changes in circumstances may require adjustments during future periods. Although realization is not assured, management has concluded that it is more likely than not that the remaining net deferred income tax assets will be realized, principally based upon projected taxable income for the next two years. The amount of the net deferred income tax assets actually realized could vary, if there are differences in the timing or amount of future reversals of existing deferred income tax assets or changes in the actual amounts of future taxable income as compared to operating forecasts. If our operating forecast is determined to no longer be reliable due to uncertain market conditions, our long-term forecast may require reassessment. As a result, in the future, a valuation allowance may be required to be established for all or a portion of the net deferred income tax assets. Such a valuation allowance could have a significant effect on our future results of operations and financial position.

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

Revenues for 2005 totaled $231.4 million, an increase of approximately $36.4 million or 18.7%, which reflects significant growth in the Company’s PEO service fee revenue, combined with a 5.3% increase in staffing services revenue. PEO service fee revenue increased approximately $29.9 million or 41.9% over 2004 primarily due to increased demand for the Company's broad array of competitively priced human resource management services. At December 31, 2005, the Company had approximately 810 PEO clients as compared to approximately 600 PEO clients at December 31, 2004. Staffing services revenue increased approximately $6.6 million or 5.3% over 2004. During 2005, the Company served approximately 2,000 staffing services customers, which compares to approximately the same number of customers during 2004. Although the number of customers remained at a similar level in 2005 as compared to 2004, the increase in staffing services revenues reflects increased business activity with certain customers owing to their size of operation, as well as customers whose demand for the Company's services increased.

Gross margin for 2005 totaled approximately $45.8 million, which represented an increase of $10.6 million or 30.1% over 2004, primarily due to the 18.7% increase in revenues. The gross margin percent increased from 18.0% of revenues for 2004 to 19.8% for 2005. The increase in the gross margin percentage was due to lower direct payroll costs and lower workers' compensation expense, offset in part by higher payroll taxes and benefits, all expressed as a percent of revenues. The decline in direct payroll costs, as a percentage of revenues, from 46.8% for 2004 to 41.9% for 2005 reflects a decline in the mix of staffing services due to an increase in PEO services in the Company’s customer base and the effect of each customer's unique mark-up percent. Workers' compensation expense, as a percent of revenues, declined from 11.8% in 2004 to 10.7% in 2005. Workers' compensation expense for 2005 totaled $24.7 million, which compares to $23.1 million for 2004. The moderate increase in workers’ compensation expense in total dollars was generally due to increased business activity in California. The increase in payroll taxes and benefits, as a percentage of revenues, from 23.4% for 2004 to 27.6% for 2005, was largely due to the effect of significant growth in PEO services, offset in part by slightly lower effective state unemployment tax rates in various states in which the Company operates as compared to 2004.

SG&A for 2005 amounted to approximately $25.7 million, an increase of $3.4 million or 15.3% over 2004. The increase over 2004 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company’s PEO business. SG&A expenses, as a percentage of revenues, declined from 11.4% in 2004 to 11.1% in 2005.

Other income for 2005 was $747,000 compared to other income of $432,000 for 2004. The increase in other income for 2005 was primarily attributable to increased investment income earned on the Company's higher cash balances, offset in part by a realized loss of $383,000 on a prior investment in a bond fund, which was comprised of treasury inflation protected securities, commonly known as TIPS.

Depreciation and amortization totaled $1.0 million for 2005, which compares to a similar amount for 2004. The depreciation and amortization expense level remained relatively comparable to 2004 amounts due to a low level of capital expenditures for operations.

Our effective income tax rate for 2005 was 37.3%, as compared to 39.8% for 2004. The lower 2005 effective rate was primarily attributable to a significant increase in Federal tax-exempt interest income.

Fluctuations in Quarterly Operating Results

We have historically experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors such as wage limits on statutory payroll taxes, claims experience for workers' compensation, demand for our services and competition. Payroll taxes, as a component of cost of revenues, generally decline throughout a calendar year as the applicable statutory wage bases for federal and state unemployment taxes and Social Security taxes are exceeded on a per employee basis. Our revenue levels may be higher in the third quarter due to the effect of increased business activity of our customers' businesses in the agriculture, food processing and forest products-related industries. In addition, revenues in the fourth quarter may be affected by many customers' practice of operating on holiday-shortened schedules. Workers’ compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. In addition, adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company's estimated workers' compensation expense.

Liquidity and Capital Resources

The Company's cash position of $69.9 million at December 31, 2006, increased by $8.5 million over December 31, 2005, which compares to an increase of $49.2 million for the comparable period in 2005. The increase in cash at December 31, 2006, as compared to December 31, 2005, was primarily generated from net income, offset in part by cash used for the acquisition of Pro HR, LLC and cash used for purchases of property and equipment.

Net cash provided by operating activities for 2006 amounted to $15.4 million, as compared to net cash provided by operating activities of $24.7 million for 2005. For 2006, cash flow was provided by net income of $16.3 million, together with an increase in accrued payroll and related benefits of $4.7 million and a decrease in deferred income taxes of $3.1 million, offset in part by decreases in workers' compensation claims liabilities and safety incentives liabilities totaling $5.3 million and an increase in trade accounts receivable of $5.0 million.

Net cash used in investing activities totaled $6.8 million for 2006, compared to net cash used in investing activities of $9.7 million for 2005. For 2006, the principal uses of cash for investing activities were for the acquisition of Pro HR totaling $5.0 million, purchases of marketable securities of $2.1 million and purchases of property and equipment of $1.7 million, offset in part by a $1.5 million maturity of a marketable security held by the Company and $1.1 million in proceeds from sales of marketable securities. The remaining uses of cash for investing activities were purchases of restricted marketable securities of $4.1 million, offset by proceeds totaling $3.5 million from maturities of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers' compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for 2006 was $130,000 compared to net cash provided by financing activities of $34.2 million for 2005. For 2006, the principal uses of cash for financing activities were for payments made on long-term debt of $1.4 million and a cash dividend of $788,000 paid to holders of the Company's Common Stock, offset in part by proceeds from the exercise of stock options and the related tax benefits totaling $2.1 million. For 2005, the principal source of cash from financing activities was $33.0 million in net proceeds from the Company's follow-on offering of Common Stock completed in early August 2005.

As disclosed in Note 2 in the Notes to Consolidated Financial Statements included in this report, the Company acquired certain assets of Pro HR, LLC, a privately-held PEO company with offices in Boise and Rexburg, Idaho and Grand Junction, Colorado, effective January 1, 2006. The Company paid $4.0 million in cash on the effective date for the assets of Pro HR and the selling shareholders' non-compete agreements and agreed to pay up to $1.5 million additional cash based upon the level of financial performance achieved by the Pro HR offices during calendar 2006.

                    Effective October 2, 2006, the Company paid $1.0 million in cash in partial satisfaction of the contingent consideration of this acquisition. This partial payment of the contingent consideration was based upon the financial performance of Pro HR for the first six months of 2006. The remaining $500,000 of contingent consideration was held in escrow and is included in other assets on the Company's consolidated balance sheet as of December 31, 2006. Subsequent to December 31, 2006, the Company performed a second evaluation of the financial performance criteria and determined Pro HR had met such performance criteria for the full 2006 year. The remaining contingent consideration of $500,000 was paid in February 2007.

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

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end, and (2) pre-tax profit of not less than $1.00 (one dollar) on a quarterly basis, determined as of each fiscal quarter end. The Company was in compliance with all covenants at December 31, 2006.

Effective November 1, 2006, the Company’s board of directors approved management’s recommendation to discontinue certain business insurance policies. Such policies, in the aggregate, required annual premiums of approximately $300,000 and provided insured limits ranging from the relatively small value of personal property in the Company’s branch offices to $1 million general liability coverage with umbrella coverage of an additional $5 million. It is the Company’s determination that the risk of loss under such prior insurance policies is remote; therefore, the Company became self-insured for such risks effective November 1, 2006, except for its errors and omissions insurance coverage which was cancelled effective December 1, 2006. Management may explore in the future more cost effective vehicles to provide higher limits of coverage, as well as coverages provided by the Company's newly incorporated captive insurance company.

Management expects that current liquid assets, coupled with the funds anticipated to be generated from operations and credit available under the Credit Agreement will be sufficient in the aggregate to fund the Company’s working capital needs for the foreseeable future.

Contractual Obligations

The Company's contractual obligations as of December 31, 2006, including commitments for future payments under non-cancelable lease arrangements and long-term workers' compensation liabilities, are summarized below:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$5,148	$1,963	$2,420	$613	$152
Long-term workers’ compensation claims
liabilities for catastrophic injuries	408	27	94	44	243
Total contractual cash obligations	$5,556	$1,990	$2,514	$657	$395

Inflation

Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers' compensation claims.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of December 31, 2006, the Company’s investment portfolio consisted principally of approximately $47.5 million in tax-exempt municipal bonds with an average maturity of 123 days, $16.8 million in a tax-exempt money market fund and approximately $3.3 million in bond funds and corporate bonds. Based on the Company's overall interest exposure at December 31, 2006, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company's investment portfolio of liquid assets or its results of operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 15.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(e) under the Exchange Act, the Company’s management, with the participation and under the supervision of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. For the reasons relating to weakness in our information technology controls discussed below in management's report on internal control over financial reporting, management concluded that the disclosure controls and procedures were ineffective as of December 31, 2006 in providing reasonable assurance that material information requiring disclosure was brought to management's attention on a timely basis.

As discussed below, management undertook a detailed review of matters potentially impacted by the ineffective aspects of our disclosure controls and procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this report. Based on that review, management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Management's Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting is the process designed by, or under the supervision of, the CEO and CFO, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

                    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2006, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded internal control over financial reporting was ineffective as of December 31, 2006, as a result of a material weakness in the Company’s information technology ("IT") general controls.

The Company's IT general controls over program development, program changes, computer operations, and access to programs and data were ineffectively designed as of December 31, 2006. Formal written policies and procedures and consistent practices, as well as formal documentation demonstrating the performance of key controls, did not exist for most areas within the aforementioned IT general controls. In addition, numerous and pervasive deficiencies were identified related to the absence of restricted access and segregation of duties, testing and authorization of system changes, and logging of system processing interruptions. These deficiencies, and their associated reflection on the control environment, when aggregated with other deficiencies affecting the control environment, resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Moss Adams LLP, the Company's independent registered public accounting firm, has issued an attestation report on management's assessment of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

In order to address the material weaknesses in our information technology systems described above, management has initiated or will take the following remedial actions in 2007:

1.	Implementing policies and procedures to ensure consistent practices for managing access and changes to the financial systems;

2.	Restricting access to the financial system transactions and data;

3.	Implementing standards for logging, testing, and authorizing changes with potential to impact the financial systems.

Our management believes that these measures will address the material weaknesses described above. The Audit Committee of the Board of Directors and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

Report of Independent Registered Public Accounting Firm on Internal Control

To the Board of Directors and Stockholders of

Barrett Business Services, Inc.

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that Barrett Business Services, Inc. and subsidiary (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the one material weakness identified in management's assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006 the Company did not maintain effective information technology general computing controls over security and access, program change, program development, and operations. Formal written policies and procedures and consistent practices, as well as formal documentation demonstrating the performance of key controls, did not exist for most areas within the aforementioned IT general controls. In addition, numerous and pervasive deficiencies were identified related to the absence of restricted access and segregation of duties, testing and authorization of system changes, and logging of system processing interruptions. These deficiencies, and their associated reflection on the control environment, when aggregated with other deficiencies affecting the control environment, resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected. Accordingly, management concluded that this constitutes a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2006 financial statements, and this report does not affect our report on financial statements dated March 16, 2007 on those financial statements.

In our opinion, management's assessment that Barrett Business Services, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the control criteria, Barrett Business Services, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management's statements referring to remediation or timing in management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing in Item 9A.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Barrett Business Services, Inc. and its subsidiary as of December 31, 2006 and 2005, and the consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006 and our report dated March 16, 2006 expressed an unqualified opinion.

/s/ Moss Adams LLP

Portland, Oregon

March 16, 2007

Item 9B.        OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 concerning directors and executive officers of the Company appears under the heading "Executive Officers of the Registrant" on page 19 of this report or is incorporated into this report by reference to the Company's definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed within 120 days of the Company’s fiscal year end of December 31, 2006 (the "Proxy Statement"). The additional required information is included under the following headings of the Proxy Statement; Item 1 – "Election of Directors," "Stock Ownership by Principal Stockholders and Management--Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics."

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act known as the Audit and Compliance Committee. The members of the Audit and Compliance Committee are Thomas J. Carley, chairman, James B. Hicks, Ph.D., Anthony Meeker and Roger L. Johnson, each of whom is independent as that term is used in Nasdaq listing standards applicable to the Company.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that Thomas J. Carley, an audit committee member, qualifies as an "audit committee financial expert" as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and is independent as that term is defined for audit committee members in Nasdaq listing standards applicable to the Company.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 concerning executive and director compensation and participation of compensation committee members is incorporated into this report by reference to the Proxy Statement, in which required information is included under the heading "Executive Compensation."

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 concerning the security ownership of certain beneficial owners and management is incorporated into this report by reference to the Proxy Statement, in which required information is set forth under the headings "Stock Ownership of Principal Stockholders and Management – Beneficial Ownership Table" and "Executive Compensation – Additional Equity Compensation Plan Information."

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 concerning certain relationships and related transactions and director independence is incorporated into this report by reference to the Proxy Statement, in which required information is included under the headings Item 1 – "Election of Directors" and "Related Person Transactions."

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 concerning fees paid to our accountants is incorporated into this report by reference to the Proxy Statement, in which required information is included under the heading "Matters Relating to Our Independent Registered Public Accounting Firm."

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

BARRETT BUSINESS SERVICES, INC.

AUDITED ANNUAL CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Barrett Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. and its subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barrett Business Services, Inc. and its subsidiary as of December 31, 2006, and 2005, and the results of their operations and their cash flows for each of the years in the two-year period ending December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Barrett Business Services, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Moss Adams LLP

Portland, Oregon

March 16, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barrett Business Services, Inc.

In our opinion, the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Barrett Business Services, Inc. and its subsidiary (the "Company") for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

March 9, 2005

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2006 and 2005

(In Thousands, Except Par Value)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$69,874	$61,361
Marketable securities	3,159	3,548
Trade accounts receivable, net	31,328	26,328
Prepaid expenses and other	1,940	2,514
Deferred income taxes	4,699	5,864
Workers' compensation receivables for insured claims	225	242
Total current assets	111,225	99,857

Marketable securities	406	396
Goodwill, net	27,536	22,516
Intangibles, net	75	5
Property, equipment and software, net	13,502	13,071
Restricted marketable securities and workers' compensation deposits	2,616	2,041
Deferred income taxes	—	341
Other assets	2,143	1,528
Workers' compensation receivables for insured claims	4,678	4,546
	$162,181	$144,301

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,545	$1,366
Accrued payroll, payroll taxes and related benefits	33,372	28,650
Other accrued liabilities	516	360
Workers' compensation claims liabilities	3,843	5,729
Workers' compensation claims liabilities for insured claims	225	242
Safety incentives liability	7,519	7,687
Current portion of long-term debt	—	348
Total current liabilities	47,020	44,382

Long-term debt, net of current portion	—	1,094
Customer deposits	817	663
Long-term workers' compensation claims liabilities	5,295	8,532
Long-term workers' compensation claims liabilities for insured claims	3,011	2,866
Deferred income taxes	1,545	—
Deferred gain on sale and leaseback	793	914

Commitments and contingencies (Notes 11 and 17)

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized; no shares
issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 11,253
and 11,047 shares issued and outstanding	112	110
Additional paid-in capital	40,647	38,382
Other comprehensive loss	(244)	(279)
Retained earnings	63,185	47,637
	103,700	85,850

	$162,181	$144,301

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2006, 2005 and 2004

(In Thousands, Except Per Share Amounts)

	2006	2005	2004
Revenues:
Staffing services	$123,500	$130,098	$123,514
Professional employer service fees	135,684	101,291	71,447
	259,184	231,389	194,961
Cost of revenues:
Direct payroll costs	92,676	97,006	91,190
Payroll taxes and benefits	83,756	63,889	45,544
Workers’ compensation	27,199	24,667	23,071
	203,631	185,562	159,805

Gross margin	55,553	45,827	35,156

Selling, general and administrative expenses	31,604	25,670	22,330
Depreciation and amortization	1,306	974	1,008
Income from operations	22,643	19,183	11,818

Other income:
Interest expense	(74)	(106)	(101)
Investment income, net	2,869	945	343
Other	52	(92)	190
	2,847	747	432

Income before income taxes	25,490	19,930	12,250

Provision for income taxes	9,154	7,440	4,879

Net income	$16,336	$12,490	$7,371

Basic earnings per share	$1.46	$1.29	$.86

Weighted average number of basic shares outstanding	11,194	9,647	8,587

Diluted earnings per share	$1.40	$1.21	$.79

Weighted average number of diluted shares outstanding	11,671	10,343	9,289

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2006, 2005 and 2004

(In Thousands)

			Additional		Other
	Common Stock		Paid-in	Employee	Comprehensive	Retained
	Shares	Amount	Capital	Loan	Loss	Earnings	Total
Balance, December 31, 2003	8,552	$85	$2,880	$(107)	$—	$27,776	$30,634

Additional estimated purchase
price for acquisition	—	—	778	—	—	—	778
Common stock issued on
exercise of options	72	1	165	—	—	—	166
Repayment of employee loan	(12)	—	(136)	107	—	—	(29)
Tax benefit of stock option
Exercises	—	—	187	—	—	—	187
Unrealized holding losses on
marketable securities, net of tax	—	—	—	—	(354)	—	(354)
Net income	—	—	—	—	—	7,371	7,371

Balance, December 31, 2004	8,612	86	3,874	—	(354)	35,147	38,753

Common stock issued
in follow-on offering	2,185	22	32,954	—	—	—	32,976
Common stock issued for
acquisition	77	—	—	—	—	—	—
Common stock issued on
exercise of options	173	2	519	—	—	—	521
Tax benefit of stock option
Exercises	—	—	1,035	—	—	—	1,035
Unrealized holding gains on
marketable securities, net of tax	—	—	—	—	75	—	75
Net income	—	—	—	—	—	12,490	12,490

Balance, December 31, 2005	11,047	110	38,382	—	(279)	47,637	85,850

Common stock issued for
acquisition	20	—	167	—	—	—	167
Common stock issued on
exercise of options	186	2	519	—	—	—	521
Tax benefit of stock option
Exercises	—	—	1,579	—	—	—	1,579
Cash dividend on common stock	—	—	—	—	—	(788)	(788)
Unrealized holding gains on
marketable securities, net of tax	—	—	—	—	35	—	35
Net income	—	—	—	—	—	16,336	16,336

Balance, December 31, 2006	11,253	$112	$40,647	$—	$(244)	$63,185	$103,700

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

(In Thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$16,336	$12,490	$7,371
Reconciliations of net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,306	974	1,008
(Gains) losses recognized on marketable securities	(10)	427	(158)
Purchase of marketable securities	(165)	(42)	(139)
Proceeds from sales of marketable securities	110	—	104
Gain recognized on sale and leaseback	(121)	(122)	(122)
Deferred income taxes	3,051	(1,523)	(1,279)
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(5,000)	(2,488)	(5,373)
Prepaid expenses and other	574	(1,150)	(406)
Accounts payable	179	372	267
Accrued payroll, payroll taxes and related benefits	4,722	11,223	3,546
Other accrued liabilities	156	(54)	53
Workers’ compensation claims liabilities	(5,110)	2,795	4,869
Safety incentives liability	(168)	2,880	2,800
Customer deposits and other assets, net	(461)	(1,072)	188
Other long-term liabilities	—	—	(45)

Net cash provided by operating activities	15,399	24,710	12,684

Cash flows from investing activities:
Cash paid for acquisition, including other direct costs	(4,963)	—	(3,044)
Purchase of property and equipment, net of amounts purchased in acquisition	(1,697)	(9,724)	(1,914)
Proceeds from sales of marketable securities	1,103	1,867	—
Proceeds from maturities of marketable securities	1,500	—	—
Purchase of marketable securities	(2,124)	(1,491)	(4,957)
Proceeds from maturities of restricted marketable securities	3,549	3,254	2,342
Purchase of restricted marketable securities	(4,124)	(3,593)	(2,397)

Net cash used in investing activities	(6,756)	(9,687)	(9,970)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	32,976	—
Proceeds from issuance of debt	—	—	1,475
Proceeds from credit-line borrowings	2,102	700	148
Payments on credit-line borrowings	(2,102)	(700)	(148)
Payments on long-term debt	(1,442)	(347)	(174)
Proceeds from the exercise of stock options	521	521	166
Dividends paid	(788)	—	—
Tax benefit of stock option exercises	1,579	1,035	187

Net cash (used in) provided by financing activities	(130)	34,185	1,654

Net increase in cash and cash equivalents	8,513	49,208	4,368

Cash and cash equivalents, beginning of year	61,361	12,153	7,785

Cash and cash equivalents, end of year	$69,874	$61,361	$12,153

Supplemental schedule of noncash investing activities:
Acquisition of other businesses:
Cost of acquisition in excess of fair market value of net assets acquired	$5,020	$—	$3,807
Intangible assets acquired	100	—	—
Tangible assets acquired	10	—	15
Less stock issued in connection with acquisition	(167)	—	(778)
Net cash paid for acquisition	$4,963	$—	$3,044

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Operations and Significant Accounting Policies

Nature of operations

Barrett Business Services, Inc. ("BBSI", the "Company", "our" or "we"), a Maryland corporation, is engaged in providing both staffing and professional employer ("PEO") services to a diversified group of customers through a network of branch offices throughout California, Oregon, Washington, Idaho, Arizona, Utah, Colorado, Maryland, Delaware and North Carolina. Approximately 74%, 74% and 72%, respectively, of our revenue during 2006, 2005 and 2004 were attributable to our California and Oregon operations.

During May 2004, we formed a wholly-owned subsidiary which owns an aircraft for use in management's travel to oversee our business. The consolidated financial statements include the accounts of the subsidiary, after elimination of intercompany accounts and transactions.

Revenue recognition

We recognize revenue as services are rendered by our workforce. Staffing services are engaged by customers to meet short-term and long-term personnel needs. PEO services are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, which cover all employees at a particular work site. While our PEO contracts are renewable on an annual basis, a client company can cancel or terminate their contract without notice; we, on the other hand typically provide 30 days notice in the event we chose to cancel a contract. We report PEO revenues in accordance with the requirements of EITF No. 99-19 which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts.

Our cost of revenues for staffing services is comprised of direct payroll costs, employer payroll related taxes and employee benefits and workers’ compensation. Our cost of revenues for PEO services includes employer payroll related taxes and workers' compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer's portion of Social Security and Medicare taxes, federal unemployment taxes, state unemployment taxes and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers' compensation costs consist primarily of the costs associated with our self-insured workers' compensation program, such as claims reserves, claims administration fees, legal fees, state and federal administrative agency fees and reinsurance costs for catastrophic injuries. We also maintain separate workers' compensation insurance policies for employees working in states where the Company is not self-insured. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers' compensation claims cost objectives.

1.	Summary of Operations and Significant Accounting Policies (Continued)

Cash and cash equivalents

We consider non-restricted short-term investments, which are highly liquid, readily convertible into cash, and have original maturities of less than three months, to be cash equivalents for purposes of the statements of cash flows.

Marketable securities

At December 31, 2006, marketable securities consisted of publicly-traded corporate stocks and bonds. We determine the appropriate classification pursuant to Statement of Financial Accounting Standard No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," of our marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and re-evaluate such classification as of each balance sheet date. At December 31, 2006 a majority of our investments in marketable securities were classified as trading and available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses for trading securities are reported in other income (expense) in our consolidated statements of operations. Unrealized gains and losses for available-for-sale securities are reported as a component of other comprehensive income (loss) in stockholders' equity. Realized gains and losses on sales of marketable securities are included in other income (expense) on our consolidated statements of operations.

Allowance for doubtful accounts

We had an allowance for doubtful accounts of $319,000 and $282,000 at December 31, 2006 and 2005, respectively. We must make estimates of the collectibility of accounts receivables. Our management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions and changes in customers' payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred income taxes

We calculate income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred income tax assets and liabilities for the expected tax consequences of events that have been included in the financial statements and income tax returns. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Restricted marketable securities

At December 31, 2006 and 2005, restricted marketable securities consisted primarily of governmental debt instruments with maturities generally from 90 days to 16 years (see Note 7). At December 31, 2006 and 2005, the approximate fair value of restricted marketable securities equaled their approximate amortized cost. Restricted marketable securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of restricted marketable securities are included in other income (expense) on our consolidated statements of operations.

Intangibles

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. (SFAS) 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." With respect to SFAS 142, we performed a goodwill

1.       Summary of Operations and Significant Accounting Policies (Continued)

Intangibles (Continued)

impairment test at December 31, 2006, 2005 and 2004 and determined there was no impairment to our recorded goodwill. We perform a goodwill impairment test annually during the fourth quarter and whenever events or circumstances occur indicating that goodwill might be impaired. Our intangible assets are comprised of covenants not to compete arising from acquisitions and have contractual lives principally ranging from three to five years.

Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operating expense as incurred, and expenditures for additions and improvements are capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in the statements of operations.

Depreciation of property and equipment is calculated using either straight-line or accelerated methods over estimated useful lives, of the related assets or lease terms, as follows:

Years
Building	39
Aircraft	5
Computer hardware and software	3-10
Leasehold improvements	Life of lease
Office furniture and fixtures	7

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers' compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon contract year-to-date payroll and the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third party administrator.

Customer deposits

We require deposits from certain PEO customers to cover a portion of our accounts receivable due from such customers in the event of default of payment.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to a company's stockholders. Comprehensive income totaled $16.4 million, $12.6 million and $7.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted

1.       Summary of Operations and Significant Accounting Policies (Continued)

Comprehensive income (loss) (Continued)

accounting principles are included in comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity.

Our other comprehensive income (loss) is comprised of unrealized holding gains and losses on its publicly traded marketable securities, net of realized gains included in net income.

Statements of cash flows

Interest paid during 2006, 2005 and 2004 did not materially differ from interest expense.

Income taxes paid by the Company in 2006, 2005 and 2004 totaled $5.4 million, $8.3 million and $6.5 million, respectively.

Basic and diluted earnings per share

On April 15, 2005, we declared a 3-for-2 stock split payable as a 50% stock dividend on May 19, 2005. All share and per share amounts have been adjusted to retroactively give effect to the stock split.

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Year Ended
	December 31,
	2006	2005	2004

Weighted average number of basic shares outstanding	11,194,233	9,647,257	8,586,911

Acquisition earnout shares	—	41,967	79,200

Stock option plan shares to be issued at prices ranging
from $0.97 to $17.50 per share	795,592	879,397	888,674

Less: Assumed purchase at average market price
during the period using proceeds received
upon exercise of options and purchase of stock	(318,901)	(225,401)	(266,016)

Weighted average number of diluted shares outstanding	11,670,924	10,343,220	9,288,769

Stock option compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R"), which revised SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock

1.       Summary of Operations and Significant Accounting Policies (Continued)

Stock option compensation (Continued)

Issued to Employees" ("APB 25") and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, we (1) did not restate any prior periods and (2) will recognize compensation expense for all future share-based payment awards. We did not grant options during 2006 and, as of December 31, 2006, there were no unvested options outstanding. As such, the Company did not recognize compensation expense under SFAS 123R during 2006.

Prior to adopting SFAS 123R, we accounted for share-based payment awards using the intrinsic value method of APB 25 and related interpretations, under which we did not record compensation expense for stock option grants, unless the awards were modified. The following table illustrates the effect on reported net income and earnings per share for the years ended December 31, 2005 and 2004, had we accounted for stock-based compensation awards using the fair value method of SFAS 123R.

	2005	2004
(in thousands, except per share amounts)
Net income, as reported	$12,490	$7,371
Deduct: Total stock-based compensation expense
determined under fair value based method for all awards,
Net of related tax effects	(1,684)	(207)
Net income, pro forma	$10,806	$7,164
Basic earnings per share, as reported	$1.29	$.86
Basic earnings per share, pro forma	1.12	.83
Diluted earnings per share, as reported	1.21	.79
Diluted earnings per share, pro forma	1.04	.77

Accounting estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from such estimates.

1.       Summary of Operations and Significant Accounting Policies (Continued)

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company adopted SFAS 155 on January 1, 2007. We believe that the adoption of SFAS 155 will not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The provisions of FIN 48 are effective for our fiscal year beginning January 1, 2007. We believe that the adoption will not have a material effect on the our consolidated financial statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS 157 in the first quarter of 2008. Our management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006, or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than including the adjustment in the current year income statement. Upon completing our evaluation of the requirements of SAB No. 108, we determined it did not affect our consolidated financial statements.

2.       Acquisitions

Effective January 1, 2006, we acquired certain assets of Pro HR, LLC, a privately-held PEO company with offices in Boise and Rexburg, Idaho and Grand Junction, Colorado. We paid $4.0 million in cash for the assets of Pro HR and the selling shareholders' noncompete agreements and agreed to pay up to $1.5 million additional cash based upon the level of financial performance achieved by the Pro HR offices during calendar 2006. The transaction resulted in $4.9 million of goodwill, $100,000 of intangible assets and $10,000 of fixed assets. Effective October 2, 2006, we paid $1.0 million in cash in partial satisfaction of the contingent consideration for this acquisition, which resulted in the recognition of an additional $1.0 million of goodwill in 2006. This partial payment of the contingent consideration was based upon the financial performance of Pro HR for the first six months of 2006. The remaining $500,000 of contingent consideration was held in escrow and is included in other assets on our consolidated balance sheet as of December 31, 2006. Subsequent to December 31, 2006, we performed a second evaluation of the financial performance criteria and determined Pro HR had met such performance criteria for the full 2006 year. The remaining contingent consideration of $500,000 was paid in February 2007.

Effective January 1, 2004, we acquired certain assets of Skills Resource Training Center ("SRTC"), a staffing services company with offices in Central Washington, Eastern Oregon and Southern Idaho. We paid $3.0 million in cash for the assets of SRTC and the selling shareholders’ noncompete agreements and agreed to issue up to 203,597 shares of our common stock ("Earnout Shares"), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004. Effective July 12, 2005, we issued 76,222 Earnout Shares with a value of $778,000 and effective February 16, 2006, we issued an additional 19,971 Earnout Shares to SRTC in full satisfaction of the contingent consideration of this acquisition, which resulted in the recognition of an additional $167,000 of goodwill on our consolidated balance sheet as of December 31, 2006. The transaction resulted in $3.9 million of goodwill, $40,000 of intangible assets and $15,000 of fixed assets.

Pro Forma Results of Operations (Unaudited)

The operating results of the Pro HR acquisition are included in our results of operations since January 1, 2006. The following unaudited summary presents the combined results of operations as if the Pro HR acquisition had occurred at the beginning of 2005, after giving effect to certain adjustments for the amortization of intangible assets, taxation and cost of capital.

Year ended
(in thousands, except per share amounts)	December 31,
2005
Revenue	$246,459
Net income	$12,961
Basic earnings per share	$1.34
Diluted earnings per share	$1.25

2.       Acquisitions (Continued)

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 2005, or of results which may occur in the future.

3.	Fair Value of Financial Instruments and Concentration of Credit Risk

All of our financial instruments are recognized in our balance sheet. Carrying values approximate fair market value of most financial assets and liabilities. The fair market value of restricted marketable securities consisting primarily of U.S. Treasury bills and municipal bonds was estimated based on their recorded value. The interest rates on our restricted marketable security investments approximate current market rates for these types of investments; therefore, the recorded value of the restricted marketable securities approximates fair market value.

Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments, marketable securities, restricted marketable securities and trade accounts receivable. We restrict investment of temporary cash investments and marketable securities to financial institutions with high credit ratings and to investments in governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of our customer base. At December 31, 2006, we had significant concentrations of credit risk as follows:

-            Marketable securities - All investments are held in publicly-traded securities, which includes $2.1 million, at fair value, in bond funds.

-             Restricted marketable securities - $2.0 million of restricted marketable securities at December 31, 2006 consisted of U.S. Treasury bills and U.S. Treasury notes.

-            Trade receivables - Trade receivables from two customers aggregated $1.9 million at December 31, 2006 (6% of trade receivables outstanding at December 31, 2006).

4.	Marketable Securities

The components of our current marketable securities are as follows (in thousands):

	December 31, 2005
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	(Losses)	Value
Trading:
Common stocks	$138	$32	$—	$170
Available-for-sale:
Bond funds	2,175	—	(255)	1,920
Corporate bond	1,491	—	(33)	1,458
	3,666	—	(288)	3,378
	$3,804	$32	$(288)	$3,548

4.       Marketable Securities (Continued)

	December 31, 2006
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	(Losses)	Value
Trading:
Common stocks	$216	$10	$—	$226
Available-for-sale:
Bond funds	3,244	—	(311)	2,933
	3,244	—	(311)	2,933
	$3,460	$10	$(311)	$3,159

Investments in securities classified as trading are reported at fair value, with unrealized gains or losses reported in other income in our consolidated statements of operations. Investments in securities classified as available-for-sale are reported at fair value, with unrealized gains or losses reported net of tax in other comprehensive income (loss). We consider available evidence in evaluating potential impairment of our investments, including the duration and extent to which fair value is less than cost and our ability and intent to hold the investment.

5.	Intangibles

Intangibles consist of the following (in thousands):

	December 31,
	2006	2005

Covenants not to compete	$3,849	$3,749

Less accumulated amortization	3,774	3,744

	$75	$5

6.              Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005

Building	$8,698	$7,993
Office furniture and fixtures	3,637	4,447
Computer hardware and software	4,644	4,594
Aircraft	1,532	1,487

	18,511	18,521

Less accumulated depreciation and amortization	6,114	6,555
	12,397	11,966
Land	1,105	1,105

	$13,502	$13,071

7.	Workers' Compensation Claims

We are a self-insured employer with respect to workers' compensation coverage for all our employees (including employees subject to PEO contracts) working in Oregon, Maryland, Delaware and California. In the state of Washington, state law allows only our staffing services and management employees to be covered under the Company's self-insured workers' compensation program.

We have provided a total of $12.4 million and $17.4 million at December 31, 2006 and 2005, respectively, as an estimated liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers' compensation claims represents our best estimate, which includes an evaluation of information provided by our third-party administrators for workers' compensation claims and, in part, an annual actuarial analysis from an independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. We believe that the difference between amounts recorded for our estimated liabilities and the possible range of costs to settle related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to results of operations.

Liabilities incurred for work-related employee fatalities and for severely injured workers, as determined by the state in which the accident occurred, are recorded either at an agreed lump-sum settlement amount or the net present value of future fixed and determinable payments over the actuarially determined remaining life expectancy of the beneficiary, discounted at a rate that approximates a long-term, high-quality corporate bond rate. During 2006 and 2005, we maintained excess workers' compensation insurance to limit our self-insurance exposure to $1,000,000 per occurrence in all states. The excess insurance

7.       Workers' Compensation Claims (Continued)

provided statutory coverage above the aforementioned exposures. We present our accrued liabilities for workers' compensation claims on a gross basis along with a corresponding receivable from our insurers, as we are the primary obligor for payment of the related insured claims. We will continue our past practice of evaluating the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

At December 31, 2006, our long-term workers' compensation claims liabilities in the accompanying balance sheet included $408,000 for work-related fatalities. The aggregate undiscounted pay-out amount related to the catastrophic injuries and fatalities is $671,000. The discount rates applied to the discounted liabilities range from 4.70% to 9.00%. These rates represented the then-current rates for high quality long-term debt securities available at the date of loss with maturities equal to the length of the pay-out period to the beneficiaries. The actuarially determined pay-out periods to the beneficiaries range from 4 to 35 years.

The states of Oregon, Maryland, Washington and Delaware require us to maintain specified investment balances or other financial instruments, totaling $4.9 million at December 31, 2006 and $4.2 million at December 31, 2005, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 2006, we have provided standby letters of credit and a surety bond totaling $2.9 million. The investments are included in restricted marketable securities and workers' compensation deposits in the accompanying balance sheets. We participate in California's alternative security program requiring us to pay the State an annual fee, which is determined by several factors, including the amount of a future security deposit and our overall credit rating. The annual fee paid to the State of California for 2006, 2005 and 2004 was $283,000, $374,000 and $115,000, respectively.

8.	Credit Facility

We entered into a new Credit Agreement (the "Credit Agreement") with our principal bank, effective July 1, 2006. The Credit Agreement provides for an unsecured revolving credit facility of up to $4.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $4.0 million. The interest rate on advances, if any, will be, at our discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2007.

Pursuant to the Credit Agreement, we are required to maintain compliance with the following financial covenants: (1) net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end, and (2) pre-tax profit not less than $1.00 (one dollar) on a quarterly basis, determined as of each fiscal quarter end. We were in compliance with these covenants as of December 31, 2006. We had letters of credit totaling approximately $2.9 million outstanding at December 31, 2006, primarily in connection with various deposit requirements for our self- insured workers' compensation programs. As of December 31, 2006, we had approximately $1.1 million available under our $4.0 million credit facility.

8.       Credit Facility (Continued)

During the year ended December 31, 2006, the maximum balance outstanding under the revolving credit facility was $1.6 million and the weighted average interest rate during the period was 8.25%. The weighted average interest rate during 2006 was calculated using daily weighted averages.

9.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2006	2005

Note payable in monthly installments of $12,292 plus interest at a rate
indexed to the London interbank offered rate for deposits plus 2.40%	$—	$1,242

Note payable in annual installments of $200,000, plus simple interest
at 5.00% per annum through 2006	—	200
	—	1,442

Less portion due within one year	—	348

	$—	$1,094

During 2006, our long-term debt was repaid in full.

10.	401(k) Savings Plan

We have a Section 401(k) Retirement Savings Plan for the benefit of our eligible employees. All staffing and management employees 21 years of age or older become eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive 12-month period following the initial date of employment. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. The determination of discretionary Company contributions to the plan, if any, is at the sole discretion of our Board of Directors. No discretionary company contributions were made to the plan for the years ended December 31, 2006, 2005 and 2004.

Beginning in 2006, we made matching contributions to the 401(k) plan under a safe harbor provision, whereby the Company matches: 100% of contributions by management and staffing employees up to 3% of each participating employee's annual compensation; and 50% of the employee's contributions up to an additional 2% of annual compensation. We made $413,000 in matching contributions during 2006. Participants' interests in Company safe harbor contributions to the plan are fully vested when made.

11.      Commitments

Lease commitments

We lease certain of our offices under operating lease agreements that require minimum annual payments as follows (in thousands):

Year ending
December 31,
2007	$1,963
2008	1,276
2009	741
2010	403
2011	345
2012 and thereafter	420

$5,148

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $2.2 million, $2.0 million and $1.8 million, respectively.

12.	Related Party Transactions

In 2004, pursuant to the approval of a majority of our independent directors, Mr. Sherertz (our President and Chief Executive Officer) tendered to the Company for cancellation and retirement 12,142 shares of common stock valued at $11.23 per share. This transaction discharged Mr. Sherertz's obligations to us totaling $136,274, including the principal and interest on a loan to Mr. Sherertz of $107,000.

In October 2001, the Company entered into an agreement with Mr. Sherertz to rent a residence in La Quinta, California owned by Mr. Sherertz for marketing, customer relations and business meeting purposes. During 2005 and 2004, we paid Mr. Sherertz $95,000, and $102,000, respectively, for rental of the property. Effective December 12, 2005, the Company purchased the residence from Mr. Sherertz for $1.15 million based upon the average of two independent appraisals. The purchase was approved by a majority of the independent directors of the Company. The residence is recorded in other assets on our consolidated balance sheet at December 31, 2006 and 2005.

13.              Income Taxes

The provisions for income taxes are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$4,980	$7,285	$5,096
State	1,146	1,678	1,062
	6,126	8,963	6,158
Deferred:
Federal	2,472	(1,332)	(1,185)
State	556	(191)	(94)
	3,028	(1,523)	(1,279)

Total provision	$9,154	$7,440	$4,879

Deferred income tax assets (liabilities) are comprised of the following components (in thousands):

	December 31,
	2006	2005

Gross deferred income tax assets:
Workers’ compensation claims liabilities	$3,178	$5,285
Safety incentives payable	2,592	2,996
Allowance for doubtful accounts	127	112
Deferred compensation	60	3
Tax effect of unrealized losses, net	161	184
Capital loss carryforward	122	—
Other	29	34
	6,269	8,614
Gross deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(498)	(547)
Amortization of intangibles	(2,617)	(1,862)
	(3,115)	(2,409)

Net deferred income tax assets	$3,154	$6,205

13.    Income Taxes (Continued)

The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

	Year ended December 31,
	2006	2005	2004

Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.3	4.8	5.0
Nondeductible expenses and other, net	(.5)	(.5)	.9
Federal tax-exempt interest income	(2.6)	(1.3)	(.2)
Federal tax credits	(.3)	(.7)	(.9)

	35.9%	37.3%	39.8%

14.	Stock Incentive Plans

The Company’s 2003 Stock Incentive Plan (the "2003 Plan"), which provides for stock-based awards to our employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 600,000. No new grants of stock options may be made under our 1993 Stock Incentive Plan (the "1993 Plan"). At December 31, 2006, there were option awards covering 275,143 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, are carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans were generally exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant, however, effective with the close of business on December 30, 2005, the compensation committee of our Board of Directors accelerated the vesting of all outstanding stock options.

14.      Stock Incentive Plans (Continued)

A summary of the status of the Company’s stock options at December 31, 2006, 2005 and 2004, together with changes during the periods then ended, are presented below:

		Weighted
	Number	average
	of	exercise
	options	price
Outstanding at December 31, 2003	878,189
Options granted at market price	77,396	$9.16
Options exercised	(72,356)	2.31
Options canceled or expired	(16,125)	3.60

Outstanding at December 31, 2004	867,104
Options granted at market price	233,228	15.35
Options exercised	(174,978)	2.67

Outstanding at December 31, 2005	925,354	—
Options exercised	(186,051)	2.60

Outstanding at December 31, 2006	739,303

Available for grant at December 31, 2006	93,877

The following table presents information on stock options outstanding for the years ended December 31, 2006 and 2005:

	Year Ended
	December 31,
(in thousands, except share data)	2006	2005
Intrinsic value of options exercised in the period	$4,277	$2,598

	As of December 31,
	2006	2005

Stock options fully vested and currently exercisable:
Number	739,303	925,354
Weighted average exercise price	$7.11	$6.20
Aggregate intrinisic value	$12,060	$17,385
Weighted average contractual term of options	6.73 years	7.51 years

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2005 and 2004:

14.      Stock Incentive Plans (Continued)

	2005	2004
Expected volatility	59%	61%
Risk free rate of return	4.18%	3.63%
Expected dividend yield	0%	0%
Expected life (years)	4.8	5.0

Total fair value of options granted at market price was computed to $1.9 million and $379,000 for the years ended December 31, 2005 and 2004, respectively. There were no options granted during 2005 and 2004 below market price. The weighted average fair value per share of all options granted in 2005 and 2004 was $8.20 and $4.90, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

Options outstanding						Options exercisable
Exercise price range			Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Exercisable at December 31, 2006	Weighted- average exercise price
$.97	—	$2.20	351,899	$2.10	5.9	351,899	$2.10
2.42	—	5.17	70,369	2.53	4.4	70,369	2.53
8.33	—	17.50	317,035	13.69	8.1	317,035	13.69
			739,303			739,303

At December 31, 2006, 2005 and 2004, 739,303, 925,354 and 320,109 options were exercisable at weighted average per share exercise prices of $7.11, $6.20 and $2.99, respectively.

15.	Stockholders' Equity

In August 2005, we completed a follow-on offering of our common stock. We sold a total of 2,184,850 shares of common stock in the offering and received total net proceeds of $33.0 million after deducting underwriting discounts, commissions and offering expenses.

During 2006, 2005 and 2004, we recognized a tax benefit of $1.6 million, $1.0 million and $187,000, respectively, resulting from disqualifying dispositions of stock acquired in option exercises. We recorded this tax benefit in additional paid-in capital.

16.	Stock Repurchase Program

We have made no share repurchases since August 2003. Under a stock repurchase program adopted by the Company in 1999, we have repurchased 3.1 million shares for a weighted average price of $2.98 per share. In accordance with Maryland corporation law, all repurchased shares were immediately cancelled. In July 2005, our Board of Directors terminated the 1999 repurchase program. In November 2006, our Board of Directors adopted a new stock repurchase program and authorized the repurchase of up to 500,000 shares from time to time in open market purchases, as our management deems appropriate.

17.	Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company.

18.    Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2004
Revenues	$40,610	$47,704	$54,679	$51,968
Cost of revenues	34,205	39,178	44,317	42,105
Net income	606	1,840	2,448	2,477
Basic earnings per share	.07	.21	.28	.29
Diluted earnings per share	.07	.20	.26	.27
Common stock market prices:
High	$11.84	$10.14	$11.79	$11.00
Low	7.66	8.17	8.66	8.83

Year ended December 31, 2005
Revenues	$49,244	$59,631	$64,551	$57,963
Cost of revenues	42,120	48,196	50,842	44,404
Net income	931	2,905	4,340	4,314
Basic earnings per share	.11	.33	.43	.39
Diluted earnings per share	.10	.31	.40	.37
Common stock market prices:
High	$16.59	$16.45	$23.50	$29.00
Low	8.99	12.27	14.65	21.00

Year ended December 31, 2006
Revenues	$58,285	$64,655	$69,423	$66,821
Cost of revenues	49,242	50,466	52,755	51,168
Net income	1,357	4,188	5,562	5,229
Basic earnings per share	.11	.37	.49	.46
Diluted earnings per share	.10	.36	.48	.45
Common stock market prices:
High	$27.60	$27.45	$22.70	$25.16
Low	21.05	18.09	18.20	20.30

19.	Subsequent Events

Subsequent to year end, effective January 1, 2007, we incorporated a wholly-owned fully licensed captive insurance company, which will participate in providing BBSI with excess workers’ compensation and other insurance coverages. Management expects the captive will provide opportunities to participate in more competitive and cost effective insurance markets and provide additional flexibility in risk management.

Concurrent with the formation of our wholly-owned captive insurance company, our financial exposure to large catastrophic workers' compensation claims increased from $1.0 million to $5.0 million per occurrence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. Registrant

Date: March 15, 2007	By:	/s/ Michael D. Mulholland
Michael D. Mulholland Vice President-Finance, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 2007.

Principal Executive Officer and Director:
/s/ William W. Sherertz	President and Chief Executive Officer and
William W. Sherertz	Director

Principal Financial Officer:
/s/ Michael D. Mulholland	Vice President-Finance, Treasurer and
Michael D. Mulholland	Secretary

Principal Accounting Officer:
/s/ James D. Miller	Controller and Assistant Secretary
James D. Miller

Majority of Directors:
/s/ Thomas J. Carley	Director
Thomas J. Carley

/s/ James B. Hicks	Director
James B. Hicks. Ph.D.

/s/ Roger L. Johnson	Director
Roger L. Johnson

/s/ Jon L. Justesen	Director
Jon L. Justesen

/s/ Anthony Meeker	Director
Anthony Meeker

EXHIBIT INDEX

3.1	Charter of the Registrant, as amended. Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
3.2	Bylaws of the Registrant, as amended through August 9, 2005. Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

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
10.3

Summary of annual cash incentive bonus award program for executive officers of the Registrant. Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K").*

10.4

Employment Agreement between the Registrant and Michael D. Mulholland, dated January 26, 1999. Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.*

10.5	Summary of compensation arrangements for non-employee directors of the Registrant. Incorporated by reference to Exhibit 10.5 to the 2004 10-K.*
10.6

Credit Agreement dated as of July 1, 2005, between the Registrant and Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 7, 2005 (the "2005 8-K").

10.7	Revolving Line of Credit Note dated as of July 1, 2005, in the amount of $4,000,000 issued to Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.2 to the 2005 8-K.
10.8	2003 Stock Incentive Plan of the Registrant (the "2003 Plan"). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.*
10.9

Form of Incentive Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K").*

10.10	Form of Nonqualified Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2003 10-K.*

10.11

Form of Incentive Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 10-K").*

10.12	Form of Nonqualified Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2005 10-K.*
10.13	Form of Annual Director Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.13 to the 2003 10-K.*
10.14	Form of Annual Director Option Agreement for July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.14 to the 2005 10-K.*
10.15	Summary of Compensatory Arrangement with William W. Sherertz. Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*
10.16

Employment Agreement between the Registrant and Michael L. Elich, dated September 25, 2001. Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-2 (Registration No. 333-126496) filed July 11, 2005.*

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