Form 10-K/A
period 2006-12-31
BARRETT BUSINESS SERVICES INC
filed 2007-03-23
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 0-21886

BARRETT BUSINESS SERVICES, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-0812977 (IRS Employer Identification No.)

8100 NE Parkway Drive, Suite 200 Vancouver, Washington (Address of principal executive offices)	98662 (Zip Code)

(360) 828-0700

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	The NASDAQ Stock Market LLC

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A is being filed with respect to the Annual Report on Form 10-K for its fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 16, 2007 (the "2006 10-K"). The Company hereby amends the 2006 10-K to include the certifications required under 18 U.S.C. Section 1350. The certifications were inadvertently omitted from the original filing due to a processing error. No other changes were made to the 2006 10-K, which is set forth in its entirety below.

BARRETT BUSINESS SERVICES, INC.

2006 ANNUAL REPORT ON FORM 10-K

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

A summary of the status of the Company’s stock options at December 31, 2006, 2005 and 2004, together with changes during the periods then ended, are presented below:

		Weighted
	Number	average
	of	exercise
	options	price
Outstanding at December 31, 2003	878,189
Options granted at market price	77,396	$9.16
Options exercised	(72,356)	2.31
Options canceled or expired	(16,125)	3.60

Outstanding at December 31, 2004	867,104
Options granted at market price	233,228	15.35
Options exercised	(174,978)	2.67

Outstanding at December 31, 2005	925,354	—
Options exercised	(186,051)	2.60

Outstanding at December 31, 2006	739,303

Available for grant at December 31, 2006	93,877

The following table presents information on stock options outstanding for the years ended December 31, 2006 and 2005:

	Year Ended
	December 31,
(in thousands, except share data)	2006	2005
Intrinsic value of options exercised in the period	$4,277	$2,598

	As of December 31,
	2006	2005

Stock options fully vested and currently exercisable:
Number	739,303	925,354
Weighted average exercise price	$7.11	$6.20
Aggregate intrinsic value	$12,060	$17,385
Weighted average contractual term of options	6.73 years	7.51 years

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

BARRETT BUSINESS SERVICES, INC. Registrant

Date: March 21, 2007	By:	/s/ Michael D. Mulholland
Michael D. Mulholland Vice President-Finance, Treasurer and Secretary

EXHIBIT INDEX

3.1	Charter of the Registrant, as amended. Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
3.2	Bylaws of the Registrant, as amended through August 9, 2005. Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

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