Form 10-Q
period 2007-03-31
BARRETT BUSINESS SERVICES INC
filed 2007-05-10
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Number of shares of common stock, $.01 par value, outstanding at April 27, 2007 was 11,260,796 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$69,707	$69,874
Marketable securities	3,845	3,159
Trade accounts receivable, net	35,420	31,328
Prepaid expenses and other	2,551	1,940
Deferred income taxes	4,719	4,699
Workers’ compensation receivables for insured claims	225	225
Total current assets	116,467	111,225

Marketable securities	409	406
Goodwill, net	28,036	27,536
Intangibles, net	69	75
Property, equipment and software, net	13,383	13,502
Restricted marketable securities and workers’ compensation deposits	2,703	2,616
Other assets	1,718	2,143
Workers’ compensation receivables for insured claims	4,629	4,678
	$167,414	$162,181
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,842	$1,545
Accrued payroll, payroll taxes and related benefits	38,133	33,372
Income taxes payable	216	—
Other accrued liabilities	752	516
Workers’ compensation claims liabilities	2,904	3,843
Workers’ compensation claims liabilities for insured claims	225	225
Safety incentives liability	7,447	7,519
Total current liabilities	51,519	47,020

Customer deposits	685	817
Long-term workers’ compensation claims liabilities	5,288	5,295
Long-term workers’ compensation claims liabilities for insured claims	2,962	3,011
Deferred income taxes	1,545	1,545
Deferred gain on sale and leaseback	762	793

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 11,257
and 11,253 shares issued and outstanding	113	112
Additional paid-in capital	40,691	40,647
Other comprehensive loss	(275)	(244)
Retained earnings	64,124	63,185
	104,653	103,700
	$167,414	$162,181

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Staffing services	$28,015	$26,661
Professional employer service fees	32,573	31,624

Total revenues	60,588	58,285

Cost of revenues:
Direct payroll costs	21,142	19,851
Payroll taxes and benefits	23,911	22,837
Workers’ compensation	5,844	6,554

Total cost of revenues	50,897	49,242

Gross margin	9,691	9,043

Selling, general and administrative expenses	7,388	7,220
Depreciation and amortization	349	301

Income from operations	1,954	1,522

Other income (expense):
Interest expense	(2)	(22)
Investment income, net	779	645
Other	8	9

Other income (expense)	785	632

Income before provision for income taxes	2,739	2,154
Provision for income taxes	1,011	797

Net income	$1,728	$1,357

Basic earnings per share	$.15	$.12

Weighted average number of basic shares outstanding	11,255	11,076

Diluted earnings per share	$.15	$.12

Weighted average number of diluted shares outstanding	11,681	11,661

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,728	$1,357
Reconciliations of net income to net cash provided by (used in)		—
operating activities:
Depreciation and amortization	349	301
(Gains) losses recognized on marketable securities	11	(52)
Purchase of marketable securities	(2)	—
Gain recognized on sale and leaseback	(31)	(30)
Deferred income taxes	(20)	(111)
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(4,092)	(3,025)
Prepaid expenses and other	(611)	(2,241)
Accounts payable	297	443
Accrued payroll, payroll taxes and related benefits	4,761	5,083
Income taxes payable	216	—
Other accrued liabilities	236	3,199
Workers’ compensation claims liabilities	(946)	(748)
Safety incentives liability	(72)	(171)
Customer deposits and other assets, net	293	(1,387)
Net cash provided by operating activities	2,117	2,618

Cash flows from investing activities:
Cash paid for acquisition, including other direct costs	(500)	(3,963)
Purchase of property and equipment, net of amounts purchased in acquisition	(224)	(749)
Purchase of marketable securities	(729)	—
Proceeds from maturities of restricted marketable securities	1,017	920
Purchase of restricted marketable securities	(1,104)	(1,012)
Net cash used in investing activities	(1,540)	(4,804)

Cash flows from financing activities:
Proceeds from credit-line borrowings	4,879	—
Payments on credit-line borrowings	(4,879)	—
Payments on long-term debt	—	(237)
Proceeds from the exercise of stock options	13	211
Dividends paid	(789)	—
Tax benefit of stock option exercises	32	208
Net cash (used in) provided by financing activities	(744)	182

Net decrease in cash and cash equivalents	(167)	(2,004)

Cash and cash equivalents, beginning of period	69,874	61,361
Cash and cash equivalents, end of period	$69,707	$59,357

Supplemental schedule of noncash investing activities:
Acquisition of other businesses:
Cost of acquisition in excess of fair market value of net assets acquired	$500	$4,120
Intangible assets acquired	—	—
Tangible assets acquired	—	10
Less stock issued in connection with acquisition	—	(167)
Net cash paid for acquisition	$500	$3,963

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. ("Barrett" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2006 Annual Report on Form 10-K at pages F1 - F25. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on net income or stockholders' equity.

Effective January 1, 2007, the Company formed a wholly-owned captive insurance company, Associated Insurance Company for Excess ("AICE"). AICE is a fully licensed captive insurance company holding a certificate of authority from the Arizona Department of Insurance. The purpose of AICE is twofold: (1) to provide access to more competitive and cost effective insurance markets and (2) to provide additional flexibility in cost effective risk management. The captive will handle only workers' compensation claims occurring on or after January 1, 2007.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $344,000 and $319,000 at March 31, 2007 and December 31, 2006, respectively. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers' payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

Workers' compensation claims

The Company is a self-insured employer with respect to workers' compensation coverage for all of its employees (including employees subject to Professional Employer Organization ("PEO") contracts) working in California, Oregon, Maryland and Delaware. In the state of Washington, state law allows only the Company's staffing services and management employees to be covered under the Company's self-insured workers' compensation program. To manage our financial exposure in the event of catastrophic injuries or fatalities, we maintain excess workers' compensation insurance with a per occurrence retention of $5.0 million (through our captive insurance company) effective January 1, 2007. Prior to January 1, 2007, our self-insured retention was $1.0 million.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers' compensation claims (continued)

The Company has provided a total of $11.4 million and $12.4 million at March 31, 2007 and December 31, 2006, respectively, as an estimated liability for unsettled workers' compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company's excess workers' compensation insurer and for which the Company has reported a receivable for the insured claims liability. Insured claims totaled $3.2 million at March 31, 2007 and at December 31, 2006. The estimated liability for unsettled workers' compensation claims represents management’s best estimate, which includes an evaluation of information provided by the Company's third-party administrators for workers' compensation claims and, in part, an annual actuarial analysis from an independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The Company has provided $7.4 million and $7.5 million at March 31, 2007 and December 31, 2006, respectively, as an estimated liability for safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers' compensation claims incurred during the customer's contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers' compensation claims reserves as established by the Company's third party administrator.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to a company's stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss), but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on its publicly-traded marketable securities designated as "available-for-sale", net of realized gains included in net income.

Note 2 - Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." FIN 48 provides interpretive guidance for the financial statement recognition

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 2 - Recent Accounting Pronouncements (Continued)

and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the "more-likely-than-not" recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Effective January 1, 2007, we formed AICE, a wholly owned captive insurance subsidiary. We recognize AICE as an insurance company for federal income tax purposes, with respect to our consolidated federal income tax return. In the event the Internal Revenue Service ("IRS") were to determine that AICE does not qualify as an insurance company, we could be required to make accelerated income tax payments to the IRS that we otherwise would have deferred until future periods. The adoption of FIN 48 has not had a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS 157 in the first quarter of 2008. Our management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006, or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than including the adjustment in the current year income statement. Upon completing our evaluation of the requirements of SAB No. 108, we determined it did not affect our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). This statement provides the Company the option to elect to carry certain financial assets and liabilities at fair value with change in fair value recorded in earnings. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential impact of this statement.

Note 3 - Acquisitions

Effective January 1, 2006, we acquired certain assets of Pro HR, LLC, a privately-held PEO company with offices in Boise and Rexburg, Idaho and Grand Junction, Colorado. We

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 – Acquisitions (Continued)

paid $4.0 million in cash for the assets of Pro HR and the selling shareholders' noncompete agreements and agreed to pay up to $1.5 million additional cash based upon the level of financial performance achieved by the Pro HR offices during calendar 2006. The transaction resulted in $5.4 million of goodwill, $100,000 of intangible assets and $10,000 of fixed assets. In October 2006, we paid $1.0 million in cash in partial satisfaction of the contingent consideration of this acquisition based upon the financial performance of Pro HR for the first six months of 2006. Effective February 28, 2007, we paid $500,000 in cash in final satisfaction of the contingent consideration based upon the financial performance of Pro HR for the full 2006 year. The Company's consolidated income statements for the three months ended March 31, 2007 and 2006 include Pro HR's results of operations since January 1, 2006.

Note 4 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Weighted average number of basic shares
outstanding	11,255,075	11,076,150

Stock option plan shares to be issued at prices
ranging from $0.97 to $17.50 per share	737,302	906,020

Less: Assumed purchase at average market
price during the period using proceeds
received upon exercise of options and
purchase of stock, and using tax benefits
of compensation due to premature
dispositions	(311,766)	(321,445)

Weighted average number of diluted shares
outstanding	11,680,611	11,660,725

Note 5 – Stock Incentive Plans and Stock-Based Compensation

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

Company's 1993 Stock Incentive Plan (the "1993 Plan"). At March 31, 2007, there were option awards covering 271,393 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, will be carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans generally expire ten years after the date of the grant. They were generally exercisable in four equal annual installments beginning one year after the date of grant; however, effective with the close of business on December 30, 2005, the compensation committee of the board of directors accelerated the vesting of all outstanding stock options.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which revised SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, we (1) did not restate any prior periods and (2) will recognize compensation expense for all future share-based payment awards. We have not granted options since the adoption of SFAS 123R and, as of March 31, 2007, there were no unvested options outstanding. As such, we did not recognize compensation expense under SFAS 123R during the three-month periods ended March 31, 2007 and 2006.

The following table summarizes options activity in 2007:

	Number
	of Options	Grant Prices
Outstanding at December 31, 2006	739,303	$0.97	to	$17.50

Options granted	—
Options exercised	(3,750)	$2.00	to	$2.00
Options cancelled or expired	—

Outstanding at March 31, 2007	735,553	$0.97	to	$17.50

Exercisable at March 31, 2007	735,553

Available for grant at March 31, 2007	93,877

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation (Continued)

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended
(in thousands, except share data)	March 31
	2007		2006

Intrinsic value of options exercised in the period	$80		$859

	As of March 31,
	2007		2006
Stock options fully vested and currently exercisable:
Number	735,553		882,421
Weighted average exercise price	$7.14		$6.21
Aggregate intrinisic value	$11,706		$18,260
Weighted average contractual term of options	6.49	years	7.52	years

Note 6 – Workers' Compensation

The following table summarizes the aggregate workers' compensation reserve activity:

	Three Months Ended March 31,
	2007			2006
			Consolidated			Consolidated
	BBSI	AICE	Total	BBSI	AICE	Total
Balance at January 1
Workers’ compensation
claims liabilities	$12,374	$—	$12,374	$17,369	$—	$17,369

Claims expense accrual	—	1,809	1,809	1,762	—	1,762

Claims payments related to:
Current year	—	37	37	148	—	148
Prior years	2,767	—	2,767	2,412	—	2,412
Total paid	2,767	37	2,804	2,560	—	2,560

Balance at March 31
Workers’ compensation
claims liabilities	$9,607	$1,772	$11,379	$16,571	$—	$16,571

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Barrett Business Services, Inc. ("Barrett", the "Company" or "we"), a Maryland corporation, offers a comprehensive range of human resource management services to help small and medium-sized businesses manage the increasing costs and complexities of a broad array of employment-related issues. The Company's principal services, professional employer organization ("PEO") services and staffing services, assist its clients in leveraging their investment in human capital. The Company believes that the combination of these two principal services enables it to provide clients with a unique blend of services not offered by the Company’s competition. Barrett's platform of outsourced human resource management services is built upon expertise in payroll processing, employee benefits and administration, workers' compensation coverage, effective risk management and workplace safety programs and human resource administration.

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

The Company's ability to offer clients a broad mix of services allows Barrett to effectively become the human resource department and a strategic business partner for its clients. The Company believes its approach to human resource management services is designed to positively affect its clients' business results by:

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

The Company serves a growing and diverse client base of small and medium-sized businesses in a wide variety of industries through a network of branch offices in California, Oregon, Washington, Idaho, Arizona, Utah, Colorado, Maryland, Delaware and North Carolina. Barrett also has several smaller recruiting offices in its general market areas, which are under the direction of a branch office.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company's Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006.

	Percentage of Total Revenues
	Three Months Ended
	March 31,
	2007	2006
Revenues:
Staffing services	46.2%	45.7%
Professional employer service fees	53.8	54.3

Total revenues	100.0	100.0

Cost of revenues:
Direct payroll costs	34.9	34.1
Payroll taxes and benefits	39.5	39.2
Workers’ compensation	9.6	11.2

Total cost of revenues	84.0	84.5

Gross margin	16.0	15.5

Selling, general and administrative expenses	12.2	12.4
Depreciation and amortization	0.6	0.5

Income from operations	3.2	2.6

Other income	1.3	1.1

Pretax income	4.5	3.7

Provision for income taxes	1.7	1.4

Net income	2.8%	2.3%

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

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

	Unaudited
	Three Months Ended
(in thousands)	March 31,
	2007	2006
Revenues:
Staffing services	$28,015	$26,661
Professional employer services	229,513	208,674

Total revenues	257,528	235,335

Cost of revenues:
Direct payroll costs	216,628	195,965
Payroll taxes and benefits	23,911	22,837
Workers’ compensation	7,298	7,490

Total cost of revenues	247,837	226,292

Gross margin	$9,691	$9,043

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited
	Three Months Ended March 31
	Gross Revenue				Net Revenue
(in thousands)	Reporting Method		Reclassification		Reporting Method
	2007	2006	2007	2006	2007	2006
Revenues:
Staffing services	$28,015	$26,661	$—	$—	$28,015	$26,661
Professional employer
services	229,513	208,674	(196,940)	(177,050)	32,573	31,624
Total revenues	$257,528	$235,335	$(196,940)	$(177,050)	$60,588	$58,285

Cost of revenues	$247,837	$226,292	$(196,940)	$(177,050)	$50,897	$49,242

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2007 and 2006

Net income for the first quarter of 2007 amounted to $1.7 million, an improvement of 27.4% or $371,000 over net income of $1.4 million for the first quarter of 2006. The improvement for the first quarter of 2007 was primarily due to higher gross margin dollars as a result of significant cost savings in workers' compensation expense, partially offset by higher selling, general and administrative expenses. Diluted earnings per share for the first quarter of 2007 was $.15 compared to $.12 for the comparable 2006 period. The Company's improved operating results continue to reflect, in part, growing market acceptance of the business process outsourcing model, market share gains owing to strong branch-level management and to the competitive advantage of offering a broad array of human resource management services through its PEO arrangements.

Revenues for the first quarter of 2007 totaled $60.6 million, an increase of approximately $2.3 million or 4.0%, which reflects growth in both the Company's staffing services revenue and in PEO service fee revenue. Staffing services revenue increased approximately $1.4 million or 5.1% over the comparable 2006 quarter primarily due to market share gains with new customers exceeding the decline in business with existing or former customers. Management expects demand for the Company's staffing services will continue to reflect overall economic conditions in its market areas. PEO service fee revenue increased approximately $949,000 or 3.0% over the 2006 first quarter primarily due to the net effect from the addition of new client companies. General economic conditions are having a softening effect on the business levels of our existing PEO customer base.

Gross margin for the first quarter of 2007 totaled approximately $9.7 million, which represented an increase of $648,000 or 7.2% over the first quarter of 2006, primarily due to the 10.8% decrease in workers' compensation expense. The gross margin percent increased from 15.5% of revenues for the first quarter of 2006 to 16.0% for the first quarter of 2007. The increase in the gross margin percentage was due to significantly lower workers' compensation expense, offset in part by higher direct payroll costs and higher payroll taxes and benefits, all expressed as a percent of revenues. Workers' compensation expense, as a percent of revenues, declined from 11.2% in the first quarter of 2006 to 9.6% in the first quarter of 2007. Workers' compensation expense for the first quarter of 2007 totaled $5.8 million, which compares to $6.6 million for the first quarter of 2006. This decrease was due to lower insurance premiums in states where the Company is not self-insured and to cost savings provided by AICE, the Company's wholly-owned captive insurance company, as a component of the Company's self-insured workers' compensation program. The potential annual savings from AICE could be up to $3.0 million (pre-tax) arising principally from more cost effective excess insurance premiums coupled with an increase in the Company's self-insured retention from $1.0 million to $5.0 million. Management expects that its expense accrual methodology will remain unchanged, as AICE has adopted generally accepted accounting principles rather than statutory accounting principles. The increase in direct payroll costs, as a percentage of revenues, from 34.1% for the first quarter of 2006 to 34.9% for the first quarter of 2007 reflects the shift in the

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2007 and 2006 (Continued)

overall mix of services from staffing services to PEO services in the Company's customer base and the effect of each customer's unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, from 39.2% for the first quarter of 2006 to 39.5% for the first quarter of 2007, was largely due to the effect of growth in PEO services, offset in part by lower effective state unemployment tax rates in various states in which the Company operates as compared to the first quarter of 2006.

Selling, general and administrative ("SG&A") expenses for the first quarter of 2007 amounted to approximately $7.4 million, an increase of $168,000 or 2.3% over the first quarter of 2006. The small increase over the first quarter of 2006 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company's business. SG&A expenses, as a percentage of revenues, declined from 12.4% in the first quarter of 2006 to 12.2 % in the first quarter of 2007.

On January 1, 2006, we adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recorded as employee compensation expense over the requisite service period. We applied the modified prospective transition method when we adopted SFAS 123R and, therefore, did not restate any prior periods. Effective with the close of business on December 30, 2005, the Company accelerated the vesting of all outstanding stock options to eliminate future compensation expense under SFAS 123R. As a result of the accelerated vesting, during the first quarter of 2007 and 2006, we recorded no incremental compensation expense as a result of adopting SFAS 123R. The Company has not determined if future awards under its 2003 Stock Incentive Plan will be made. For additional information about the adoption of SFAS 123R, refer to Note 5 of the Notes to Consolidated Financial Statements included herein.

Other income for the first quarter of 2007 was $785,000 compared to other income of $632,000 for the first quarter of 2006. The increase in other income for the first quarter of 2007 was primarily attributable to increased investment income earned on the Company's higher cash balances.

Factors Affecting Quarterly Results

The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers' compensation, demand and competition for the Company's services and the effect of acquisitions. The Company's revenue levels may fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its PEO clients in the agriculture, food processing and construction-related industries. As a result, the Company may have greater revenues and net income in the third quarter of its fiscal year. Revenue levels in the fourth quarter may be affected by many customers' practice of operating on holiday-shortened schedules. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller

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

Liquidity and Capital Resources

The Company's cash position for the three months ended March 31, 2007 decreased by $167,000 from December 31, 2006, which compares to a decrease of $2.0 million for the comparable period in 2006. The decrease in cash at March 31, 2007, as compared to December 31, 2006, was primarily due to dividends paid of $789,000, purchases of marketable securities of $729,000 and $500,000 of cash used for the final payment of the Pro HR LLC acquisition, offset in part by net cash provided by operating activities.

Net cash provided by operating activities for the three months ended March 31, 2007 amounted to $2.1 million, as compared to net cash provided by operating activities of $2.6 million for the comparable 2006 period. For the three months ended March 31, 2007, cash flow was principally provided by net income of $1.7 million, together with an increase in accrued payroll and related benefits of $4.8 million, offset in part by an increase of $4.1 million in trade accounts receivable and a decrease of $946,000 in workers' compensation claims liabilities.

Net cash used in investing activities totaled $1.5 million for the three months ended March 31, 2007, compared to net cash used in investing activities of $4.8 million for the similar 2006 period. For the 2007 period, the principal uses of cash for investing activities were for the purchase of marketable securities of $729,000 and for the final payment of the Pro HR LLC acquisition of $500,000. The remaining uses of cash for investing activities were purchases of restricted marketable securities of $1.1 million, offset by proceeds totaling $1.0 million from maturities of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers' compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for the three-month period ended March 31, 2007 was $744,000 compared to net cash provided by financing activities of $182,000 for the similar 2006 period. For the 2007 period, the principal use of cash for financing activities was payment of a quarterly cash dividend of $789,000 paid to holders of the Company's Common Stock.

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

Liquidity and Capital Resources (Continued)

assets of Pro HR, LLC, a privately-held PEO company with offices in Boise and Rexburg, Idaho and Grand Junction, Colorado, effective January 1, 2006. As consideration for the acquisition, the Company paid $4.0 million in cash and agreed to pay up to $1.5 million additional cash based upon the level of financial performance achieved by the Pro HR offices during calendar 2006. The contingent consideration of $1.5 million was placed in escrow pursuant to the purchase agreement. In October 2006, the Company paid $1.0 million in cash in partial satisfaction of the contingent consideration for this acquisition and on February 28, 2007 paid the remaining $500,000 in full satisfaction of the remaining contingent consideration.

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

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, and (2) pre-tax profit of not less than $1.00 on a quarterly basis, determined as of each fiscal quarter end. The Company was in compliance with all covenants at March 31, 2007. Effective July 1, 2007, management expects to renew its Credit Agreement, which is used principally for the issuance of standby letters of credit, on terms and conditions that are not less favorable than those of the expiring agreement.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions and favorable trends in the Company's market areas and effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company's workers' compensation reserves and allowance for doubtful accounts, the effect of the Company's becoming self-insured for certain business risks, the effectiveness of the Company's management information systems, payment of future dividends and the availability of financing and working capital to meet the Company's funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Information (Continued)

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company's operations, economic trends in the Company's service areas, material deviations from expected future workers' compensation claims experience, the effect of changes in the workers' compensation regulatory environment in one or more of the Company's primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company's future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company's status as a qualified self-insured employer for workers' compensation coverage, and the use of approximately $73.6 million in cash and marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of March 31, 2007, the Company’s investment portfolio consisted principally of approximately $47.9 million in tax-exempt municipal bonds with an average maturity of 144 days, $14.4 million in a tax-exempt money market fund and approximately $4.3 million in bond funds and corporate bonds. Based on the Company's overall interest exposure at March 31, 2007, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company's investment portfolio of liquid assets or its results of operations.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2007, continued to be ineffective in providing a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, as a result of the material weakness identified as of December 31, 2006, the nature of which is summarized below.

BARRETT BUSINESS SERVICES, INC.

Item 4.   Controls and Procedures (Continued)

Internal Control Over Financial Reporting

In our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, a material weakness was identified and is summarized as follows:

The Company's information technology ("IT") general controls over program development, program changes, computer operations, and access to programs and data were ineffectively designed as of December 31, 2006. Formal written policies and procedures and consistent practices, as well as formal documentation demonstrating the performance of key controls, did not exist for most areas within the aforementioned IT general controls. In addition, numerous and pervasive deficiencies were identified related to the absence of restricted access and segregation of duties, testing and authorization of system changes, and logging of system processing interruptions. These deficiencies, and their associated reflection on the control environment, when aggregated with other deficiencies affecting the control environment, resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

In order to address the material weakness in our information technology systems described above, management has taken the following remedial actions in the quarter ended March 31, 2007:

1.	Implementation of policies and procedures has been initiated to ensure consistent practices for managing access and changes to the financial systems;

2.	Significant progress was made during the first quarter of 2007 to restrict access to the financial system transactions and data;

3.	Standards for logging, testing, and authorizing changes with potential to impact the financial systems have been defined in part and will be addressed more fully throughout 2007.

Our management believes that these measures, when fully implemented, will address the material weakness described above. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remedial measures and the effectiveness of our internal controls and procedures on an ongoing basis. As noted below, due to the ongoing nature of the implementation of these remedial measures, the changes in the Registrant’s internal control over financial reporting completed during the quarter ended March 31, 2007, did not have a material effect on such internal control.

Changes in Internal Control Over Financial Reporting

There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

BARRETT BUSINESS SERVICES, INC.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 6.	Exhibits

The exhibits filed with this Report are listed in the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. (Registrant)
Date: May 10, 2007	/s/ Michael D. Mulholland
Vice President - Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350.