Form 10-Q
period 2007-06-30
BARRETT BUSINESS SERVICES INC
filed 2007-08-09
CIK 902791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007
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

Number of shares of common stock, $.01 par value, outstanding at July 31, 2007 was 11,269,984 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$71,025	$69,874
Marketable securities	3,625	3,159
Trade accounts receivable, net	36,906	31,328
Prepaid expenses and other	2,109	1,940
Deferred income taxes	4,182	4,699
Workers’ compensation receivables for insured claims	225	225

Total current assets	118,072	111,225

Marketable securities	411	406
Goodwill, net	28,036	27,536
Intangibles, net	62	75
Property, equipment and software, net	13,279	13,502
Restricted marketable securities and workers’ compensation deposits	2,656	2,616
Other assets	1,893	2,143
Workers’ compensation receivables for insured claims	4,295	4,678

	$168,704	$162,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,327	$1,545
Accrued payroll, payroll taxes and related benefits	34,788	33,372
Income taxes payable	847	—
Other accrued liabilities	937	516
Workers’ compensation claims liabilities	3,253	3,843
Workers’ compensation claims liabilities for insured claims	225	225
Safety incentives liability	7,815	7,519

Total current liabilities	49,192	47,020

Customer deposits	689	817
Long-term workers’ compensation claims liabilities	3,976	5,295
Long-term workers’ compensation claims liabilities for insured claims	2,931	3,011
Deferred income taxes	2,449	1,545
Deferred gain on sale and leaseback	732	793

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 11,268 and 11,253 shares issued and outstanding	113	112
Additional paid-in capital	40,801	40,647
Other comprehensive loss	(395)	(244)
Retained earnings	68,216	63,185

	108,735	103,700

	$168,704	$162,181

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,

	2007	2006

Revenues:
Staffing services	$29,747	$30,567
Professional employer service fees	34,139	34,088

Total revenues	63,886	64,655

Cost of revenues:
Direct payroll costs	22,416	22,831
Payroll taxes and benefits	20,542	20,437
Workers’ compensation	5,964	7,198

Total cost of revenues	48,922	50,466

Gross margin	14,964	14,189

Selling, general and administrative expenses	7,727	7,882
Depreciation and amortization	316	329

Income from operations	6,921	5,978

Other income (expense):
Interest expense	—	(18)
Investment income, net	808	705
Other	(18)	(17)

Other income (expense)	790	670

Income before provision for income taxes	7,711	6,648
Provision for income taxes	2,830	2,460

Net income	$4,881	$4,188

Basic earnings per share	$.43	$.37

Weighted average number of basic shares outstanding	11,263	11,203

Diluted earnings per share	$.42	$.36

Weighted average number of diluted shares outstanding	11,690	11,683

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended
	June 30,

	2007	2006

Revenues:
Staffing services	$57,762	$57,228
Professional employer service fees	66,712	65,712

Total revenues	124,474	122,940

Cost of revenues:
Direct payroll costs	43,558	42,682
Payroll taxes and benefits	44,453	43,274
Workers’ compensation	11,808	13,752

Total cost of revenues	99,819	99,708

Gross margin	24,655	23,232

Selling, general and administrative expenses	15,115	15,102
Depreciation and amortization	665	630

Income from operations	8,875	7,500

Other income (expense):
Interest expense	(2)	(40)
Investment income, net	1,587	1,350
Other	(10)	(8)

Other income (expense)	1,575	1,302

Income before provision for income taxes	10,450	8,802
Provision for income taxes	3,841	3,257

Net income	$6,609	$5,545

Basic earnings per share	$.58	$.50

Weighted average number of basic shares outstanding	11,259	11,140

Diluted earnings per share	$.57	$.48

Weighted average number of diluted shares outstanding	11,686	11,672

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2007	2006

Cash flows from operating activities:
Net income	$6,609	$5,545
Reconciliations of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	665	630
Losses (gains) recognized on marketable securities	8	(38)
Purchase of marketable securities	(2)	—
Gain recognized on sale and leaseback	(61)	(60)
Deferred income taxes	1,523	(107)
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(5,578)	(6,695)
Prepaid expenses and other	(169)	(2,024)
Accounts payable	(218)	445
Accrued payroll, payroll taxes and related benefits	1,416	4,274
Income taxes payable	847	—
Other accrued liabilities	421	1,597
Workers’ compensation claims liabilities	(1,606)	(1,286)
Safety incentives liability	296	177
Customer deposits and other assets, net	122	(1,395)

Net cash provided by operating activities	4,273	1,063

Cash flows from investing activities:
Cash paid for acquisition, including other direct costs	(500)	(3,963)
Purchase of property and equipment, net of amounts purchased in acquisition	(429)	(1,166)
Proceeds from sales of marketable securities	—	110
Purchase of marketable securities	(729)	—
Proceeds from maturities of restricted marketable securities	1,807	1,711
Purchase of restricted marketable securities	(1,847)	(2,017)

Net cash used in investing activities	(1,698)	(5,325)

Cash flows from financing activities:
Proceeds from credit-line borrowings	5,202	—
Payments on credit-line borrowings	(5,202)	—
Payments on long-term debt	—	(1,442)
Proceeds from the exercise of stock options	25	511
Dividends paid	(1,577)	—
Tax benefit of stock option exercises	128	1,436

Net cash (used in) provided by financing activities	(1,424)	505

Net increase (decrease) in cash and cash equivalents	1,151	(3,757)
Cash and cash equivalents, beginning of period	69,874	61,361

Cash and cash equivalents, end of period	$71,025	$57,604

Supplemental schedule of noncash investing activities:
Acquisition of other businesses:
Cost of acquisition in excess of fair market value of net assets acquired	$500	$4,020
Intangible assets acquired	—	100
Tangible assets acquired	—	10
Less stock issued in connection with acquisition	—	(167)

Net cash paid for acquisition	$500	$3,963

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

          The accompanying consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“Barrett”, “BBSI” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K at pages F1 - F25. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

          Effective January 1, 2007, the Company formed a wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”). AICE is a fully licensed captive insurance company holding a certificate of authority from the Arizona Department of Insurance. The purpose of AICE is twofold: (1) to provide access to more competitive and cost effective insurance markets and (2) to provide additional flexibility in cost effective risk management. The captive will handle only workers’ compensation claims occurring on or after January 1, 2007. During the second quarter of 2007, AICE began to provide general liability insurance coverage for BBSI on a very select and limited basis.

Allowance for doubtful accounts

          The Company had an allowance for doubtful accounts of $74,000 and $316,000 at June 30, 2007 and December 31, 2006, respectively. The decline in the allowance was due to the write off of three customer account balances that were previously accrued as potentially uncollectible. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

Workers’ compensation claims

          The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees subject to Professional Employer Organization (“PEO”) contracts) working in California, Oregon, Maryland and Delaware. In the state of Washington, state law allows only the Company’s staffing services and management employees to be covered under the Company’s self-insured workers’ compensation program. To manage our financial exposure, in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance (through our captive insurance company) with a per

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers’ compensation claims (continued)

occurrence retention of $5.0 million, except in Maryland, where our per occurrence retention is $1.0 million effective January 1, 2007. AICE maintains excess workers’ compensation insurance coverage with AIG between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with AIG is between $1.0 million and $25.0 million per occurrence. Prior to January 1, 2007, our self-insured retention was $1.0 million for all our self-insured states.

          The Company has provided a total of $10.4 million and $12.4 million at June 30, 2007 and December 31, 2006, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $2.9 million and $3.0 million at June 30, 2007 and December 31, 2006, respectively. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes an evaluation of information provided by the Company’s internal claims adjusters, third-party administrators for workers’ compensation claims and to a limited extent, an annual actuarial analysis from an independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

          Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting certain established loss objectives. The Company has provided $7.8 million and $7.5 million at June 30, 2007 and December 31, 2006, respectively, as an estimated future liability for safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators.

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

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 2 - Recent Accounting Pronouncements

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Effective January 1, 2007, we formed AICE, a wholly owned captive insurance subsidiary. We recognize AICE as an insurance company for federal income tax purposes, with respect to our consolidated federal income tax return. In the event the Internal Revenue Service (“IRS”) determines that AICE does not qualify as an insurance company, we could be required to make accelerated income tax payments to the IRS that we otherwise would have deferred until future periods. The adoption of FIN 48 has not had a material effect on our consolidated financial statements.

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

          In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement, as quantified under either approach, is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006, or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than including the adjustment in the current year income statement. Upon completing our evaluation of the requirements of SAB No. 108, we determined it did not affect our consolidated financial statements.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). This statement provides the Company the option to elect to carry certain financial assets and liabilities at fair value with change in fair value recorded in earnings. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential impact of this statement.

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 - Acquisitions

          Effective January 1, 2006, we acquired certain assets of Pro HR, LLC, a privately held PEO company with offices in Boise and Rexburg, Idaho and Grand Junction, Colorado. We paid $4.0 million in cash for the assets of Pro HR and the selling shareholders’ noncompete agreements and agreed to pay up to $1.5 million additional cash based upon the level of financial performance achieved by the Pro HR offices during calendar 2006. The transaction resulted in $5.4 million of goodwill, $100,000 of intangible assets and $10,000 of fixed assets. In October 2006, we paid $1.0 million in cash in partial satisfaction of the contingent consideration of this acquisition based upon the financial performance of Pro HR for the first six months of 2006. Effective February, 28, 2007, we paid $500,000 in cash in final satisfaction of the contingent consideration based upon the financial performance of Pro HR for the full 2006 year. The Company’s consolidated income statements for the six months ended June 30, 2007 and 2006 include Pro HR’s results of operations since January 1, 2006.

Note 4 - Basic and Diluted Earnings Per Share

          Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Weighted average number of basic shares outstanding	11,262,664	11,202,800	11,258,870	11,139,475

Stock option plan shares to be issued at prices ranging from $0.97 to $17.50 per share	729,713	789,577	733,507	847,799

Less: Assumed purchase at average market price during the period using proceeds received upon exercise of options and purchase of stock, and using tax benefits of compensation due to premature dispositions	(301,961)	(309,008)	(306,864)	(315,227)

Weighted average number of diluted shares outstanding	11,690,416	11,683,369	11,685,513	11,672,047

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation

          The Company’s 2003 Stock Incentive Plan (the “2003 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 600,000. No new grants of stock options may be made under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”). At June 30, 2007, there were option awards covering 265,547 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, will be carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans generally expire ten years after the date of the grant. They were generally exercisable in four equal annual installments beginning one year after the date of grant; however, effective with the close of business on December 30, 2005, the compensation committee of the board of directors accelerated the vesting of all outstanding stock options.

          In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, we (1) did not restate any prior periods and (2) will recognize compensation expense for all future share-based payment awards. We have not granted options since the adoption of SFAS 123R and, as of June 30, 2007, there were no unvested options outstanding. Therefore, we did not recognize compensation expense under SFAS 123R during the six-month periods ended June 30, 2007 and 2006.

          The following table summarizes options activity in 2007:

	Number of Options	Grant Prices

Outstanding at December 31, 2006	739,303	$0.97	to	$17.50

Options granted	—
Options exercised	(15,409)	$0.97	to	$9.27
Options cancelled or expired	—

Outstanding at June 30, 2007	723,894	$2.00	to	$17.50

Exercisable at June 30, 2007	723,894

Available for grant at June 30, 2007	93,877

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation (Continued)

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except share data)	2007	2006	2007	2006

Intrinsic value of options exercised in the period	$ 243	$ 3,259	$ 323	$ 4,118

	As of June 30,

	2007	2006

Stock options fully vested and currently exercisable:
Number	723,894	747,053
Weighted average exercise price	$7.19	$7.06
Aggregate intrinisic value	$13,491	$8,437
Weighted average contractual term of options	6.26 years	7.23 years

Note 6 – Workers’ Compensation

          The following table summarizes the aggregate workers’ compensation reserve activity:

	Three Months Ended June 30,

	2007			2006

	BBSI	AICE	Consolidated Total	BBSI	AICE	Consolidated Total

Balance at April 1
Workers’ compensation claims liabilities	$9,607	$1,772	$11,379	$16,571	$—	$16,571

Claims expense accrual	—	2,002	2,002	2,116	—	2,116
Claims payments related to:
Current year	—	735	735	623	—	623
Prior years	2,261	—	2,261	2,090	—	2,090

Total paid	2,261	735	2,996	2,713	—	2,713

Balance at June 30
Workers’ compensation claims liabilities	$7,346	$3,039	$10,385	$15,974	$—	$15,974

BARRETT BUSINESS SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 – Workers’ Compensation (Continued)

	Six Months Ended June 30,

	2007			2006

	BBSI	AICE	Consolidated Total	BBSI	AICE	Consolidated Total

Balance at January 1
Workers’ compensation claims liabilities	$12,374	$—	$12,374	$17,369	$—	$17,369

Claims expense accrual	—	3,811	3,811	3,878	—	3,878

Claims payments related to:
Current year	—	772	772	771	—	771
Prior years	5,028	—	5,028	4,502	—	4,502

Total paid	5,028	772	5,800	5,273	—	5,273

Balance at June 30
Workers’ compensation claims liabilities	$7,346	$3,039	$10,385	$15,974	$—	$15,974

Note 7 – Subsequent Event

          Effective July 2, 2007, the Company acquired certain assets of Strategic Staffing, Inc, a privately held staffing services company with five offices in Utah and one office in Colorado Springs, Colorado. The Company paid $12.0 million in cash for the assets of Strategic Staffing and the selling shareholders’ noncompete agreements and agreed to pay additional consideration contingent upon the first 12 months of financial performance.

          The Company entered into a new credit agreement (the “Credit Agreement”) with its principal bank effective July 1, 2007. The Credit Agreement provides for an unsecured revolving credit facility of up to $4.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $4.0 million. The interest rate on advances, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The financial covenants, which are slightly less restrictive than the prior credit agreement, require the Company to maintain an annual net income of one dollar and a quarterly pre-tax profit of one dollar.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          To provide PEO services to a client, the Company enters into a contract to become a co-employer of the client’s existing workforce and Barrett assumes responsibility for some or all of the client’s human resource management responsibilities. PEO services are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, renewable annually, which cover all employees at a particular work site. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing and comprehensive on-site management. The Company’s staffing services also include direct placement services, which involve fee-based search efforts for specific employee candidates at the request of PEO clients, staffing customers or other companies.

          The Company’s ability to offer clients a broad mix of services allows Barrett to effectively become the human resource department and a strategic business partner for its clients. The Company believes its approach to human resource management services is designed to positively affect its clients’ business results by:

•	allowing clients to focus on core business activities instead of human resource matters;

•	increasing clients’ productivity by improving employee satisfaction and generating greater employee retention;

•	reducing overall payroll expenses due to lower workers’ compensation and health insurance costs; and

•	assisting clients in complying with complex and evolving human resource-related regulatory and tax issues.

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

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

          The following table sets forth the percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006.

	Percentage of Total Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Revenues:
Staffing services	46.6%	47.3%	46.4%	46.5%
Professional employer service fees	53.4	52.7	53.6	53.5

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	35.1	35.3	35.0	34.7
Payroll taxes and benefits	32.2	31.6	35.7	35.2
Workers’ compensation	9.3	11.2	9.5	11.2

Total cost of revenues	76.6	78.1	80.2	81.1

Gross margin	23.4	21.9	19.8	18.9

Selling, general and administrative expenses	12.1	12.2	12.2	12.3
Depreciation and amortization	0.5	0.4	0.5	0.5

Income from operations	10.8	9.3	7.1	6.1
Other income	1.2	1.0	1.3	1.0

Pretax income	12.0	10.3	8.4	7.1
Provision for income taxes	4.4	3.8	3.1	2.6

Net income	7.6%	6.5%	5.3%	4.5%

          We report PEO revenues in accordance with the requirements of EITF No. 99-19 which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the gross revenues and cost of revenues information set forth in the table below. Although not in accordance with GAAP, management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, and because it presents our PEO services on a basis comparable to our staffing services.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

(in thousands)	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,

	2007	2006	2007	2006

Revenues:
Staffing services	$29,747	$30,567	$57,762	$57,228
Professional employer services	237,957	226,845	467,470	435,519

Total revenues	267,704	257,412	525,232	492,747

Cost of revenues:
Direct payroll costs	224,605	214,247	441,233	410,212
Payroll taxes and benefits	20,542	20,437	44,453	43,274
Workers’ compensation	7,593	8,539	14,891	16,029

Total cost of revenues	252,740	243,223	500,577	469,515

Gross margin	$14,964	$14,189	$24,655	$23,232

          A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited Three Months Ended June 30,

(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method

	2007	2006	2007	2006	2007	2006

Revenues:
Staffing services	$29,747	$30,567	$—	$—	$29,747	$30,567
Professional employer services	237,957	226,845	(203,818)	(192,757)	34,139	34,088

Total revenues	$267,704	$257,412	$(203,818)	$(192,757)	$63,886	$64,655

Cost of revenues	$252,740	$243,223	$(203,818)	$(192,757)	$48,922	$50,466

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

	Unaudited Six Months Ended June 30,

(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method

	2007	2006	2007	2006	2007	2006

Revenues:
Staffing services	$57,762	$57,228	$—	$—	$57,762	$57,228
Professional employer services	467,470	435,519	(400,758)	(369,807)	66,712	65,712

Total revenues	$525,232	$492,747	$(400,758)	$(369,807)	$124,474	$122,940

Cost of revenues	$500,577	$469,515	$(400,758)	$(369,807)	$99,819	$99,708

Three months ended June 30, 2007 and 2006

          Net income for the second quarter of 2007 amounted to $4.9 million, an improvement of 16.7% or $693,000 over net income of $4.2 million for the second quarter of 2006. The improvement for the second quarter of 2007 was primarily due to higher gross margin dollars as a result of cost savings in workers’ compensation expense. Diluted earnings per share for the second quarter of 2007 was $.42 compared to $.36 for the comparable 2006 period.

          Revenues for the second quarter of 2007 totaled $63.9 million, a decrease of approximately $769,000 or 1.2%, which reflects a decline in the Company’s staffing services revenue, offset in part by a slight increase in PEO service fee revenue. Staffing services revenue decreased approximately $820,000 or 2.7% from the comparable 2006 quarter primarily due to the decline in business with existing customers which was attributable to general economic conditions. Management expects demand for the Company’s staffing services will continue to reflect overall economic conditions in its market areas. PEO service fee revenue increased approximately $51,000 or 0.1% over the 2006 second quarter primarily due to the net effect from the addition of new client companies nearly offset in part by a decline in business with existing PEO customers. General economic conditions are having a softening effect on the business levels of our existing PEO customer base.

          Gross margin for the second quarter of 2007 totaled approximately $15.0 million, which represented an increase of $775,000 or 5.5% over the second quarter of 2006, primarily due to the 17.1% decrease in workers’ compensation expense. The gross margin percent increased from 21.9% of revenues for the second quarter of 2006 to 23.4% for the second quarter of 2007. The increase in the gross margin percentage was due to lower workers’ compensation expense and slightly lower direct payroll costs, offset in part by higher payroll taxes and benefits, all expressed as a percent of revenues. Workers’ compensation expense, as a percent of revenues, declined from 11.2% in the second quarter of 2006 to 9.3% in the second quarter of 2007. Workers’ compensation expense for the second quarter of 2007 totaled $6.0 million, compared to $7.2 million for the second quarter of 2006. This decrease was due to lower insurance premiums in states where the Company is not self-insured and to

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2007 and 2006 (Continued)

cost savings provided by AICE, the Company’s wholly owned captive insurance company. The potential annual savings from AICE could total up to $3.0 million (pre-tax) arising principally from more cost effective excess insurance premiums due to an increase in the Company’s self-insured retention from $1.0 million to $5.0 million in the majority of states where the Company is self-insured. Management expects that its claims expense accrual methodology will remain unchanged, as AICE has adopted generally accepted accounting principles rather than statutory accounting principles. Beginning with the second quarter of 2007, the Company became self-administered for certain workers’ compensation claims. The Company’s third-party administrator for all other workers’ compensation claims also provides total software and administrative support for all claims. Management expects a modest savings in claims administration fees by self-administering certain claims. The decrease in direct payroll costs, as a percentage of revenues, from 35.3% for the second quarter of 2006 to 35.1% for the second quarter of 2007 reflects the shift in the overall mix of services from staffing services to PEO services in the Company’s customer base and the effect of each customer’s unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, from 31.6% for the second quarter of 2006 to 32.2% for the second quarter of 2007, was largely due to the effect of growth in PEO services, offset in part by lower effective state unemployment tax rates in various states in which the Company operates as compared to the second quarter of 2006.

          Selling, general and administrative (“SG&A”) expenses for the second quarter of 2007 amounted to approximately $7.7 million, a decrease of $155,000 or 2.0% from the second quarter of 2006. The small decrease from the second quarter of 2006 was primarily attributable to slight decreases in branch operating expenses resulting from the similar level of business in the second quarter of 2007 compared to the same quarter of 2006. SG&A expenses, as a percentage of revenues, declined from 12.2% in the second quarter of 2006 to 12.1% in the second quarter of 2007.

          On January 1, 2006, we adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recorded as employee compensation expense over the requisite service period. Effective with the close of business on December 30, 2005, the Company accelerated the vesting of all outstanding stock options to eliminate future compensation expense under SFAS 123R. As a result of the accelerated vesting, during the second quarter of 2007 and 2006, we recorded no incremental compensation expense. The Company has not determined if future awards under its 2003 Stock Incentive Plan will be made. For additional information about the adoption of SFAS 123R, refer to Note 5 of the Notes to Consolidated Financial Statements included herein.

          Other income for the second quarter of 2007 was $790,000 compared to $670,000 for the second quarter of 2006. The increase in other income for the second quarter of 2007 was primarily attributable to increased investment income earned on the Company’s higher cash balances.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2007 and 2006

          Net income for the six months ended June 30, 2007 amounted to $6.6 million, an improvement of 19.2% or $1.1 million over net income of $5.5 million for the first six months of 2006. The improvement for the first six months of 2007 was primarily due to higher gross margin dollars as a result of cost reductions in workers’ compensation expense and higher investment income. Diluted earnings per share for the first six months of 2007 was $.57 compared to $.48 for the comparable 2006 period.

          Revenues for the six months ended June 30, 2007 totaled $124.5 million, an increase of approximately $1.5 million or 1.2%, which reflects growth in both the Company’s staffing services revenue and in PEO service fee revenue. Staffing services revenue increased approximately $534,000 or 0.9% over the comparable 2006 period primarily due to market share gains with new customers exceeding the decline in business with existing or former customers. PEO service fee revenue increased approximately $1.0 million or 1.5% over the 2006 period primarily due to the net effect from the addition of new client companies. Growth in the Company’s PEO business has slowed due to general economic conditions.

          Gross margin for the six months ended June 30, 2007 totaled approximately $24.7 million, which represented an increase of $1.4 million or 6.1% over the comparable period of 2006, primarily due to the 14.1% decrease in workers’ compensation expense. The gross margin percent increased from 18.9% of revenues for the first six months of 2006 to 19.8% for the first six months of 2007. The increase in the gross margin percentage was due to lower workers’ compensation expense, offset in part by higher direct payroll costs and higher payroll taxes and benefits, all expressed as a percent of revenues. Workers’ compensation expense, as a percent of revenues, declined from 11.2% for the first six months of 2006 to 9.5% for the first six months of 2007. Workers’ compensation expense for the first six months of 2007 totaled $11.8 million, which compares to $13.8 million for the first six months of 2006. This decrease was due to lower insurance premiums in states where the Company is not self-insured and to cost savings provided by AICE, the Company’s wholly owned captive insurance company, which is a component of the Company’s self-insured workers’ compensation program. The increase in direct payroll costs, as a percentage of revenues, from 34.7% for the first six months of 2006 to 35.0% for first six months of 2007 reflects the shift in the overall mix of services from staffing services to PEO services in the Company’s customer base and the effect of each customer’s unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, from 35.2% for the first six months of 2006 to 35.7% for the first six months of 2007, was largely due to the effect of growth in PEO services, offset in part by lower effective state unemployment tax rates in various states in which the Company operates.

          SG&A expenses for the six months ended June 30, 2007 amounted to approximately $15.1 million, an increase of $13,000 over the similar period of 2006. The similar level of expense is primarily attributable to the comparable level of business activity during the first six months of 2007 and 2006.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2007 and 2006 (Continued)

          Other income for the six months ended June 30, 2007 was $1.6 million compared to other income of $1.3 million for the comparable period of 2006. The 23.0% increase in other income for the first six months of 2007 over 2006 was primarily attributable to increased investment income earned on the Company’s higher cash balances.

Factors Affecting Quarterly Results

          The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company’s operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers’ compensation, demand and competition for the Company’s services and the effect of acquisitions. The Company’s revenue levels may fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its PEO clients in the agriculture, food processing and construction-related industries. As a result, the Company may have greater revenues and net income in the third quarter of its fiscal year. Revenue levels in the fourth quarter may be affected by many customers’ practice of operating on holiday-shortened schedules. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in the Company’s fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded on a per employee basis. Workers’ compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. Adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company’s estimated workers’ compensation expense.

Liquidity and Capital Resources

          The Company’s cash position for the six months ended June 30, 2007 increased by $1.2 million over December 31, 2006, which compares to a decrease of $3.8 million for the comparable period in 2006. The increase in cash at June 30, 2007 as compared to December 31, 2006, was primarily due to net cash provided by operating activities, offset in part by dividends paid of $1.6 million, purchases of marketable securities of $729,000 and $500,000 of cash used for the final payment of the Pro HR, LLC acquisition.

          Net cash provided by operating activities for the six months ended June 30, 2007 amounted to $4.3 million, as compared to $1.1 million for the comparable 2006 period. For the six months ended June 30, 2007, cash flow was principally provided by net income of $6.6 million, together with a deferred income tax benefit of $1.5 million and an increase in accrued payroll and related benefits of $1.4 million, offset in part by an increase of $5.6 million in trade accounts receivable and a decrease of $1.6 million in workers’ compensation claims liabilities.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

          Net cash used in investing activities totaled $1.7 million for the six months ended June 30, 2007, compared to $5.3 million for the similar 2006 period. For the 2007 period, the principal uses of cash for investing activities were the purchase of marketable securities of $729,000 and the final payment of the contingent consideration of $500,000 in connection with the acquisition of Pro HR, LLC. The remaining uses of cash for investing activities were purchases of restricted marketable securities of $1.8 million, offset by proceeds totaling $1.8 million from maturities of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

          Net cash used in financing activities for the six-month period ended June 30, 2007 was $1.4 million compared to net cash provided by financing activities of $505,000 for the similar 2006 period. For the 2007 period, the principal use of cash for financing activities was the payment of regular quarterly cash dividends of $1.6 million paid to holders of the Company’s Common Stock.

          As disclosed in Note 3 to the consolidated financial statements included in this report, the Company acquired certain assets of Pro HR, LLC, a privately held PEO company with offices in Boise and Rexburg, Idaho and Grand Junction, Colorado, effective January 1, 2006. As consideration for the acquisition, the Company paid $4.0 million in cash and agreed to pay up to $1.5 million additional cash based upon the level of financial performance achieved by the Pro HR offices during calendar 2006. The contingent consideration of $1.5 million was placed in escrow pursuant to the purchase agreement. In October 2006, the Company paid $1.0 million in cash in partial satisfaction of the contingent consideration for this acquisition and on February 28, 2007 paid the remaining $500,000 in full satisfaction of the remaining contingent consideration.

          The Company’s business strategy continues to focus on growth through the expansion of operations at existing offices, together with the selective acquisition of additional personnel-related business, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated. As discussed in Note 7 to the consolidated financial statements included in this report, we completed the acquisition of Strategic Staffing, Inc. effective July 2, 2007. For 2006, Strategic Staffing’s revenues were approximately $38 million and management expects revenues for 2007 to be approximately $48 million. Management anticipates that this acquisition will increase earnings by approximately 8 to 9 cents per diluted share for the second half of 2007.

          The Company was in compliance with all covenants at June 30, 2007 for the bank credit agreement that expired on the same date. The Company entered into a new credit agreement (the “Credit Agreement”) with its principal bank effective July 1, 2007. The Credit Agreement provides for an unsecured revolving credit facility of up to $4.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $4.0 million. The interest rate on advances, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2008.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Forward-Looking Information

          Statements in this report which are not historical in nature, including discussion of economic conditions and favorable trends in the Company’s market areas and effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and allowance for doubtful accounts, the effect of the Company’s becoming self-insured for certain business risks, the effectiveness of the Company’s management information systems, payment of future dividends and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results and the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

BARRETT BUSINESS SERVICES, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of June 30, 2007, the Company’s investment portfolio consisted principally of approximately $48.3 million in tax-exempt municipal bonds with an average maturity of 121 days, $21.6 million in a tax-exempt money market fund and approximately $3.9 million in bond funds and corporate bonds. Based on the Company’s overall interest exposure at June 30, 2007, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

          The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2007, continued to be ineffective in providing a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, as a result of the material weakness identified as of December 31, 2006, the nature of which is summarized below.

Internal Control Over Financial Reporting

          In our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, a material weakness was identified and is summarized as follows:

          The Company’s information technology (“IT”) general controls over program development, program changes, computer operations, and access to programs and data were ineffectively designed as of December 31, 2006. Formal written policies and procedures and consistent practices, as well as formal documentation demonstrating the performance of key controls, did not exist for most areas within the aforementioned IT general controls. In addition, numerous and pervasive deficiencies were identified related to the absence of restricted access and segregation of duties, testing and authorization of system changes, and logging of system processing interruptions. These deficiencies, and their associated reflection on the control environment, when aggregated with other deficiencies affecting the control environment, resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

BARRETT BUSINESS SERVICES, INC.

Item 4.	Controls and Procedures (Continued)

Internal Control Over Financial Reporting (Continued)

          In order to address the material weakness in our information technology systems described above, management has taken the following remedial actions in the six months ended June 30, 2007:

1.	Initiated its implementation of policies and procedures to ensure consistent practices for managing access and changes to the financial systems;

2.	Made significant progress toward restricting access to the financial system transactions and data;

3.

Identified, and continued to address, standards for logging, testing, and authorizing changes with potential to impact the financial systems. The Company will continue to address this issue more fully throughout 2007.

          Management believes that these measures, when fully implemented, will address the material weakness described above. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remedial measures and the effectiveness of our internal controls and procedures on an ongoing basis. As noted below, due to the ongoing nature of the implementation of these remedial measures, the changes in our internal control over financial reporting completed during the quarter ended June 30, 2007, did not have a material affect on such internal control.

          There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BARRETT BUSINESS SERVICES, INC.

Part II – Other Information

Item 1A.	Risk Factors

          There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 4.	Submission of Matters to Vote of Security Holders

          The Company held its 2007 annual meeting of stockholders on May 17, 2007. The following directors were elected at the annual meeting:

	For	Withheld

Thomas J. Carley	10,306,352	312,645
James B. Hicks, Ph.D.	10,306,660	312,337
Roger L. Johnson	10,445,347	173,650
Jon L. Justesen	10,447,394	171,603
Anthony Meeker	10,404,468	214,529
William W. Sherertz	10,378,273	240,724

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: August 8, 2007	/s/ Michael D. Mulholland

Michael D. Mulholland
Vice President - Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit

10.1	Amendment to Credit Agreement entered into as of July 1, 2007, between the Company and Wells Fargo Bank, N.A. (“Wells Fargo”).

10.2	Revolving Line of Credit Note dated July 1, 2007, in the amount of $4,000,000 issued by the Company in favor of Wells Fargo.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350.