Form 10-Q
period 2007-09-30
BARRETT BUSINESS SERVICES INC
filed 2007-11-08
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Number of shares of common stock, $.01 par value, outstanding at October 31, 2007 was 11,285,787 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$57,638	$69,874
Marketable securities	2,591	3,159
Trade accounts receivable, net	45,339	31,328
Prepaid expenses and other	1,903	1,940
Deferred income taxes	4,251	4,699
Workers’ compensation receivables for insured claims	225	225

Total current assets	111,947	111,225
Marketable securities	414	406
Goodwill, net	39,859	27,536
Intangibles, net	111	75
Property, equipment and software, net	16,039	13,502
Restricted marketable securities and workers’ compensation deposits	3,096	2,616
Other assets	1,506	2,143
Workers’ compensation receivables for insured claims	4,270	4,678

	$177,242	$162,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$968	$1,545
Accrued payroll, payroll taxes and related benefits	38,262	33,372
Income taxes payable	890	—
Other accrued liabilities	1,037	516
Workers’ compensation claims liabilities	3,690	3,843
Workers’ compensation claims liabilities for insured claims	225	225
Safety incentives liability	8,065	7,519

Total current liabilities	53,137	47,020
Customer deposits	711	817
Long-term workers’ compensation claims liabilities	3,020	5,295
Long-term workers’ compensation claims liabilities for insured claims	2,906	3,011
Deferred income taxes	2,965	1,545
Deferred gain on sale and leaseback	701	793
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 11,284 and 11,253 shares issued and outstanding	113	112
Additional paid-in capital	41,005	40,647
Other comprehensive loss	(1,024)	(244)
Retained earnings	73,708	63,185

	113,802	103,700

	$177,242	$162,181

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2007	2006
Revenues:
Staffing services	$43,911	$33,506
Professional employer service fees	38,997	35,917

Total revenues	82,908	69,423

Cost of revenues:
Direct payroll costs	35,642	25,145
Payroll taxes and benefits	21,835	20,403
Workers’ compensation	6,633	7,207

Total cost of revenues	64,110	52,755

Gross margin	18,798	16,668
Selling, general and administrative expenses	9,530	8,362
Depreciation and amortization	350	335

Income from operations	8,918	7,971

Other income (expense):
Interest expense	(1)	(18)
Investment income, net	814	753
Other	(37)	(2)

Other income (expense)	776	733

Income before provision for income taxes	9,694	8,704
Provision for income taxes	3,412	3,142

Net income	$6,282	$5,562

Basic earnings per share	$.56	$.49

Weighted average number of basic shares outstanding	11,276	11,247

Diluted earnings per share	$.54	$.48

Weighted average number of diluted shares outstanding	11,691	11,659

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2007	2006
Revenues:
Staffing services	$101,673	$90,734
Professional employer service fees	105,709	101,629

Total revenues	207,382	192,363

Cost of revenues:
Direct payroll costs	79,200	67,827
Payroll taxes and benefits	66,288	63,677
Workers’ compensation	18,441	20,959

Total cost of revenues	163,929	152,463

Gross margin	43,453	39,900
Selling, general and administrative expenses	24,645	23,464
Depreciation and amortization	1,015	965

Income from operations	17,793	15,471

Other income (expense):
Interest expense	(4)	(58)
Investment income, net	2,402	2,103
Other	(47)	(10)

Other income (expense)	2,351	2,035

Income before provision for income taxes	20,144	17,506
Provision for income taxes	7,253	6,399

Net income	$12,891	$11,107

Basic earnings per share	$1.14	$.99

Weighted average number of basic shares outstanding	11,265	11,176

Diluted earnings per share	$1.10	$.95

Weighted average number of diluted shares outstanding	11,687	11,668

The accompanying notes are an integral part of these consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$12,891	$11,107
Reconciliations of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,015	965
Losses (gains) recognized on marketable securities	42	(54)
Purchases of marketable securities	(51)	—
Gain recognized on sale and leaseback	(92)	(91)
Deferred income taxes	2,386	(89)
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(14,011)	(8,937)
Prepaid expenses and other	37	(592)
Accounts payable	(577)	(43)
Accrued payroll, payroll taxes and related benefits	4,890	3,260
Income taxes payable	890	—
Other accrued liabilities	521	548
Workers’ compensation claims liabilities	(2,125)	(1,895)
Safety incentives liability	546	(153)
Customer deposits and other assets, net	531	(1,393)

Net cash provided by operating activities	6,893	2,633

Cash flows from investing activities:
Cash paid for acquisitions, including other direct costs	(12,500)	(3,963)
Purchases of property and equipment, net of amounts purchased in acquisitions	(3,411)	(1,448)
Proceeds from maturities of marketable securities	—	1,500
Proceeds from sales of marketable securities	—	110
Purchases of marketable securities	(729)	(199)
Proceeds from maturities of restricted marketable securities	2,837	2,775
Purchases of restricted marketable securities	(3,317)	(3,226)

Net cash used in investing activities	(17,120)	(4,451)

Cash flows from financing activities:
Proceeds from credit-line borrowings	6,682	2,102
Payments on credit-line borrowings	(6,682)	(2,102)
Payments on long-term debt	—	(1,442)
Proceeds from the exercise of stock options	82	516
Dividends paid	(2,368)	—
Tax benefit of stock option exercises	277	1,466

Net cash (used in) provided by financing activities	(2,009)	540

Net decrease in cash and cash equivalents	(12,236)	(1,278)
Cash and cash equivalents, beginning of period	69,874	61,361

Cash and cash equivalents, end of period	$57,638	$60,083

Supplemental schedule of noncash investing activities:
Acquisition of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$12,323	$4,020
Intangible assets acquired	60	100
Tangible assets acquired	117	10
Less stock issued in connection with acquisition	—	(167)

Net cash paid for acquisitions	$12,500	$3,963

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

Effective January 1, 2007, the Company formed a wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”). AICE is a fully licensed captive insurance company holding a certificate of authority from the Arizona Department of Insurance. The purpose of AICE is twofold: (1) to provide access to more competitive and cost effective insurance markets and (2) to provide additional flexibility in cost effective risk management. The captive will handle only workers’ compensation claims occurring on or after January 1, 2007. During the second quarter of 2007, AICE began to provide general liability insurance coverage for BBSI on an as requested basis by third parties such as landlords and other vendors.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $100,000 and $319,000 at September 30, 2007 and December 31, 2006, respectively. The decline in the allowance was due to the write off of three customer account balances that were previously accrued as potentially uncollectible. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

Workers’ compensation claims

The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees subject to Professional Employer Organization (“PEO”) contracts) working in California, Oregon, Maryland and Delaware. In the state of Washington, state law allows only the Company’s staffing services and internal management employees to be covered under the Company’s self-insured workers’ compensation program. To manage our financial exposure, in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance (through our captive insurance company) with a per occurrence retention of $5.0 million, except in Maryland, where

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers’ compensation claims (continued)

our per occurrence retention is $1.0 million effective January 1, 2007. AICE maintains excess workers’ compensation insurance coverage with AIG between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with AIG is between $1.0 million and $25.0 million per occurrence. Prior to January 1, 2007, our self-insured retention was $1.0 million per occurrence for all our self-insured states.

The Company has provided a total of $9.8 million and $12.4 million at September 30, 2007 and December 31, 2006, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $2.9 million and $3.0 million at September 30, 2007 and December 31, 2006, respectively. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes an evaluation of information provided by the Company’s internal claims adjusters, third-party administrators for workers’ compensation claims and to a limited extent, an annual actuarial analysis from an independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting certain established loss objectives. The Company has provided $8.1 million and $7.5 million at September 30, 2007 and December 31, 2006, respectively, as an estimated future liability for safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss), but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on its publicly-traded marketable securities designated as “available-for-sale”, net of realized gains or losses included in net income.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 2 - Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. FIN 48 requires the affirmative evaluation that it is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Effective January 1, 2007, we formed AICE, a wholly owned captive insurance subsidiary. We recognize AICE as an insurance company for federal income tax purposes, with respect to our consolidated federal income tax return. In the event the Internal Revenue Service (“IRS”) determines that AICE does not qualify as an insurance company, we could be required to make accelerated income tax payments to the IRS that we otherwise would have deferred until future periods. The adoption of FIN 48 has not had a material effect on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). This statement gives the Company the option to elect to carry certain financial assets and liabilities at fair value with change in fair value recorded in earnings. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential impact of this statement.

Note 3 - Acquisitions

Effective July 2, 2007, the Company acquired certain assets of Strategic Staffing, Inc., a privately held staffing services company with five offices in Utah and one office in Colorado Springs, Colorado. The Company paid $12.0 million in cash for the assets of Strategic Staffing and the selling shareholders’ noncompete agreements and agreed to pay additional consideration contingent upon the first 12 months of financial performance. The transaction resulted in the recognition of $11.8 million of goodwill, $60,000 of intangible assets and $117,000 of fixed assets. The Company’s consolidated income statements for the three months and nine months ended September 30, 2007 include Strategic Staffing’s results of operations since July 2, 2007.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 – Acquisitions (Continued)

Effective January 1, 2006, we acquired certain assets of Pro HR, LLC, a privately held PEO company with offices in Boise and Rexburg, Idaho and Grand Junction, Colorado. We paid $4.0 million in cash for the assets of Pro HR and the selling shareholders’ noncompete agreements and agreed to pay up to $1.5 million additional cash based upon the level of financial performance achieved by the Pro HR offices during calendar 2006. The transaction resulted in the recognition of $5.4 million of goodwill, $100,000 of intangible assets and $10,000 of fixed assets. In October 2006, we paid $1.0 million in cash in partial satisfaction of the contingent consideration based upon the financial performance of Pro HR for the first six months of 2006. Effective February 28, 2007, we paid $500,000 in cash in final satisfaction of the contingent consideration based upon the financial performance of Pro HR for the full 2006 year. The Company’s consolidated income statements for the nine months ended September 30, 2007 and 2006 include Pro HR’s results of operations since January 1, 2006.

Note 4 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average number of basic shares outstanding	11,276,249	11,246,830	11,264,663	11,175,260
Stock option plan shares to be issued at prices ranging from $0.97 to $17.50 per share	716,128	745,547	727,714	813,715
Less: Assumed purchase at average market price during the period using proceeds received upon exercise of options and purchase of stock, and using tax benefits of compensation due to premature dispositions	(301,793)	(332,915)	(305,174)	(321,122)

Weighted average number of diluted shares outstanding	11,690,584	11,659,462	11,687,203	11,667,853

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation

The Company’s 2003 Stock Incentive Plan (the “2003 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 600,000. No new grants of stock options may be made under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”). At September 30, 2007, there were option awards covering 264,047 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, will be carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans generally expire ten years after the date of the grant. They were generally exercisable in four equal annual installments beginning one year after the date of grant; however, effective with the close of business on December 30, 2005, the compensation committee of the board of directors accelerated the vesting of all outstanding stock options.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, we (1) did not restate any prior periods and (2) will recognize compensation expense for all future share-based payment awards. We have not granted stock options since the adoption of SFAS 123R and, as of September 30, 2007, there were no unvested options outstanding. Therefore, we did not recognize compensation expense under SFAS 123R during the nine-month periods ended September 30, 2007 and 2006.

The following table summarizes options activity in 2007:

	Number of Options	Grant Prices
Outstanding at December 31, 2006	739,303	$0.97	to	$17.50
Options granted	—
Options exercised	(31,409)	$0.97	to	$9.27
Options cancelled or expired	—

Outstanding at September 30, 2007	707,894	$2.00	to	$17.50

Exercisable at September 30, 2007	707,894

Available for grant at September 30, 2007	93,877

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation (Continued)

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2007	2006	2007	2006
Intrinsic value of options exercised in the period	$371	$82	$694	$4,200

	As of September 30,
	2007	2006
Stock options fully vested and currently exercisable:
Number of shares	707,894	742,803
Weighted average exercise price	$7.31	$7.09
Aggregate intrinsic value	$11,694	$10,685
Weighted average contractual term of options	6.01 years	6.98 years

Note 6 – Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity:

	Three Months Ended September 30,
	2007			2006
	BBSI	AICE	Consolidated Total	BBSI	AICE	Consolidated Total
Balance at July 1
Workers’ compensation claims liabilities	$7,346	$3,039	$10,385	$15,974	$—	$15,974
Claims expense accrual	—	2,297	2,297	2,025	—	2,025
Claims payments related to:
Current year	—	829	829	951	—	951
Prior years	2,012	—	2,012	1,731	—	1,731

Total paid	2,012	829	2,841	2,682	—	2,682

Balance at September 30
Workers’ compensation claims liabilities	$5,334	$4,507	$9,841	$15,317	$—	$15,317

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 – Workers’ Compensation (Continued)

	Nine Months Ended September 30,
	2007			2006
	BBSI	AICE	Consolidated Total	BBSI	AICE	Consolidated Total
Balance at January 1
Workers’ compensation claims liabilities	$12,374	$—	$12,374	$17,369	$—	$17,369
Claims expense accrual	—	6,108	6,108	5,903	—	5,903
Claims payments related to:
Current year	—	1,601	1,601	1,722	—	1,722
Prior years	7,040	—	7,040	6,233	—	6,233

Total paid	7,040	1,601	8,641	7,955	—	7,955

Balance at September 30
Workers’ compensation claims liabilities	$5,334	$4,507	$9,841	$15,317	$—	$15,317

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Barrett Business Services, Inc. (“Barrett”, the “Company” or “we”), a Maryland corporation, offers a comprehensive range of human resource management services to help small and medium-sized businesses manage the increasing costs and complexities of a broad array of employment-related issues. The Company’s principal services, professional employer organization (“PEO”) services and staffing services, assist its clients in leveraging their investment in human capital. The Company believes that the combination of these two principal services enables it to provide clients with a unique blend of services not offered by the Company’s competition. Barrett’s platform of outsourced human resource management services is built upon expertise in payroll processing, employee benefits and administration, workers’ compensation coverage, effective risk management and workplace safety programs, and human resource administration.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006.

	Percentage of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Staffing services	53.0%	48.3%	49.0%	47.2%
Professional employer service fees	47.0	51.7	51.0	52.8

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	43.0	36.2	38.2	35.3
Payroll taxes and benefits	26.3	29.4	31.9	33.1
Workers’ compensation	8.0	10.4	8.9	10.9

Total cost of revenues	77.3	76.0	79.0	79.3

Gross margin	22.7	24.0	21.0	20.7
Selling, general and administrative expenses	11.5	12.0	11.9	12.2
Depreciation and amortization	0.4	0.5	0.5	0.5

Income from operations	10.8	11.5	8.6	8.0
Other income	0.9	1.0	1.1	1.1

Pretax income	11.7	12.5	9.7	9.1
Provision for income taxes	4.1	4.5	3.5	3.3

Net income	7.6%	8.0%	6.2%	5.8%

We report PEO revenues in accordance with the requirements of Emerging Issues Task Force No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent” (“EITF No. 99-19”) which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the gross revenues and cost of revenues information set forth in the table below. Although not in accordance with GAAP, management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

(in thousands)	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Staffing services	$43,911	$33,506	$101,673	$90,734
Professional employer services	252,855	240,314	720,325	675,833

Total revenues	296,766	273,820	821,998	766,567

Cost of revenues:
Direct payroll costs	247,934	228,643	689,167	638,855
Payroll taxes and benefits	21,835	20,403	66,288	63,677
Workers’ compensation	8,199	8,106	23,090	24,135

Total cost of revenues	277,968	257,152	778,545	726,667

Gross margin	$18,798	$16,668	$43,453	$39,900

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited Three Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2007	2006	2007	2006	2007	2006
Revenues:
Staffing services	$43,911	$33,506	$—	$—	$43,911	$33,506
Professional employer services	252,855	240,314	(213,858)	(204,397)	38,997	35,917

Total revenues	$296,766	$273,820	$(213,858)	$(204,397)	$82,908	$69,423

Cost of revenues	$277,968	$257,152	$(213,858)	$(204,397)	$64,110	$52,755

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

	Unaudited Nine Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2007	2006	2007	2006	2007	2006
Revenues:
Staffing services	$101,673	$90,734	$—	$—	$101,673	$90,734
Professional employer services	720,325	675,833	(614,616)	(574,204)	105,709	101,629

Total revenues	$821,998	$766,567	$(614,616)	$(574,204)	$207,382	$192,363

Cost of revenues	$778,545	$726,667	$(614,616)	$(574,204)	$163,929	$152,463

Three months ended September 30, 2007 and 2006

Net income for the third quarter of 2007 amounted to $6.3 million, an improvement of 12.9% or $720,000 over net income of $5.6 million for the third quarter of 2006. The improvement for the third quarter of 2007 was primarily due to higher gross margin dollars as a result of cost savings in workers’ compensation expense and an increase in revenues, partially offset by higher selling, general and administrative expenses. Diluted earnings per share for the third quarter of 2007 was $.54 compared to $.48 for the comparable 2006 period.

Revenues for the third quarter of 2007 totaled $82.9 million, an increase of approximately $13.5 million or 19.5%, which reflects an increase in the Company’s staffing services revenue, and a slight increase in PEO service fee revenue. Staffing services revenue increased approximately $10.4 million or 31.1% over the comparable 2006 quarter primarily due to the acquisition of Strategic Staffing, Inc., effective July 2, 2007. Strategic Staffing’s financial performance for the third quarter was consistent with management’s expectations. On a comparable branch office basis, i.e. without the effect of Strategic Staffing, staffing services revenues for the third quarter declined 6% or approximately $2.0 million from the comparable quarter in 2006. The decline in staffing services revenue was attributable to general economic conditions affecting our customers’ business. Management expects demand for the Company’s staffing services will continue to reflect overall economic conditions in its market areas. PEO service fee revenue increased approximately $3.1 million or 8.6% over the 2006 third quarter primarily due to the net effect from the addition of new client companies, offset in part by a decline in business with existing PEO customers. General economic conditions are dampening the growth of our existing PEO customer base, but we continue to experience PEO revenue growth due to our ability to add new PEO customers.

Gross margin for the third quarter of 2007 totaled approximately $18.8 million, which represented an increase of $2.1 million or 12.8% over the third quarter of 2006, primarily due to higher revenues and an 8.0% decrease in workers’ compensation costs. The gross margin percent decreased from 24.0% of revenues for the third quarter of 2006 to 22.7% for the third

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2007 and 2006 (Continued)

quarter of 2007 primarily due to higher direct payroll costs, offset in part by declines in payroll taxes and benefits and workers’ compensation costs expressed as a percent of revenues. The increase in direct payroll costs, as a percentage of revenues, from 36.2% for the third quarter of 2006 to 43.0% for the third quarter of 2007 reflects the shift in the overall mix of services from PEO services to staffing services in the Company’s customer base primarily resulting from the acquisition of Strategic Staffing and the effect of each customer’s unique mark-up percent. Workers’ compensation expense, as a percent of revenues, declined from 10.4% in the third quarter of 2006 to 8.0% in the third quarter of 2007. Workers’ compensation expense for the third quarter of 2007 totaled $6.6 million, compared to $7.2 million for the third quarter of 2006. This decrease was due to lower insurance premiums in states where the Company is not self-insured and to cost savings provided by AICE, the Company’s wholly owned captive insurance company. The potential annual savings from AICE could total up to $3.0 million (pre-tax) arising principally from more cost effective excess insurance premiums arising from an increase in the Company’s self-insured retention from $1.0 million to $5.0 million in the majority of states where the Company is self-insured. Management expects that its claims expense accrual methodology will remain unchanged, as AICE has adopted generally accepted accounting principles rather than statutory accounting principles. Beginning with the second quarter of 2007, the Company became self-administered for certain workers’ compensation claims. The Company’s third-party administrator for all other workers’ compensation claims also provides total software and administrative support for all claims. Management expects a modest savings in claims administration fees by self-administering certain claims. The decrease in payroll taxes and benefits, as a percentage of revenues, from 29.4% for the third quarter of 2006 to 26.3% for the third quarter of 2007, was largely due to the effect of growth in PEO services, offset in part by lower effective state unemployment tax rates in various states in which the Company operates as compared to the third quarter of 2006.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2007 amounted to approximately $9.5 million, an increase of $1.2 million or 14.0% over the third quarter of 2006. The increase over the third quarter of 2006 was primarily attributable to the incremental SG&A expense associated with the Strategic Staffing acquisition, which represented $1.3 million, partially offset by slight decreases in comparable branch operating expenses resulting from the similar level of business in the third quarter of 2007 compared to the same quarter of 2006. SG&A expenses, as a percentage of revenues, declined from 12.0% in the third quarter of 2006 to 11.5% in the third quarter of 2007.

On January 1, 2006, we adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recorded as employee compensation expense over the requisite service period. Effective with the close of business on December 30, 2005, the Company accelerated the vesting of all outstanding stock options to eliminate future compensation expense under SFAS 123R. As a result of the accelerated vesting, during the third quarter of 2007 and 2006, we recorded no incremental compensation expense. The Company has not determined if future awards under its 2003 Stock Incentive Plan will be made. For additional information about the adoption of SFAS 123R, refer to Note 5 of the Notes to Consolidated Financial Statements included herein.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2007 and 2006 (Continued)

Other income for the third quarter of 2007 was $776,000 compared to $733,000 for the third quarter of 2006. The small increase in other income for the third quarter of 2007 was primarily attributable to increased investment income earned on the Company’s cash balances.

Nine months ended September 30, 2007 and 2006

Net income for the nine months ended September 30, 2007 amounted to $12.9 million, an improvement of 16.1% or $1.8 million over net income of $11.1 million for the first nine months of 2006. The improvement for the first nine months of 2007 was primarily due to higher gross margin dollars as a result of increased revenues, cost reductions in workers’ compensation expense and higher investment income. Diluted earnings per share for the first nine months of 2007 was $1.10 compared to $.95 for the comparable 2006 period.

Revenues for the nine months ended September 30, 2007 totaled $207.4 million, an increase of approximately $15.0 million or 7.8%, which reflects growth in both the Company’s staffing services revenue and in PEO service fee revenue. Staffing services revenue increased approximately $10.9 million or 12.1% over the comparable 2006 period primarily due to the acquisition of Strategic Staffing. The increase was offset in part by a decline in business with existing or former customers in excess of market share gains attributable to new customers. On a comparable branch office basis, i.e. without the effect of Strategic Staffing’s revenue contribution to the third quarter of 2007, staffing revenues for the nine months ended September 30, 2007, declined 1.6% or approximately $1.5 million. PEO service fee revenue increased approximately $4.1 million or 4.0% over the 2006 period primarily due to the net effect from the addition of new client companies. Net growth in the Company’s PEO business has slowed due to general economic conditions.

Gross margin for the nine months ended September 30, 2007 totaled approximately $43.5 million, which represented an increase of $3.6 million or 8.9% over the comparable period of 2006, primarily due to a 7.8% increase in revenues, coupled with a modest decrease in workers’ compensation costs. The gross margin percent increased from 20.7% of revenues for the first nine months of 2006 to 21.0% for the first nine months of 2007. The increase in the gross margin percentage was due to lower workers’ compensation expense and lower payroll taxes and benefits, offset in part by higher direct payroll costs, all expressed as a percent of revenues. Workers’ compensation expense, as a percent of revenues, declined from 10.9% for the first nine months of 2006 to 8.9% for the first nine months of 2007. Workers’ compensation expense for the first nine months of 2007 totaled $18.4 million, which compares to $21.0 million for the first nine months of 2006. This decrease was due to lower insurance premiums in states where the Company is not self-insured and to cost savings provided by AICE, the Company’s wholly owned captive insurance company, which is a component of the Company’s self-insured workers’ compensation program. The decrease in payroll taxes and benefits, as a percentage of revenues, from 33.1% for the first nine months of 2006 to 31.9% for the first nine months of 2007, was largely due to the effect of growth in staffing services, offset in part by lower effective

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Nine months ended September 30, 2007 and 2006 (Continued)

state unemployment tax rates in various states in which the Company operates. The increase in direct payroll costs, as a percentage of revenues, from 35.3% for the first nine months of 2006 to 38.2% for first nine months of 2007 reflects the moderate shift in the overall mix of services from PEO services to staffing services in the Company’s customer base primarily attributable to the acquisition of Strategic Staffing and the effect of each customer’s unique mark-up percent.

SG&A expenses for the nine months ended September 30, 2007 amounted to approximately $24.6 million, an increase of $1.2 million over the similar period of 2006. The increase was primarily due to the incremental SG&A expenses totaling $1.3 million associated with the acquisition of Strategic Staffing.

Other income for the nine months ended September 30, 2007 was $2.4 million compared to other income of $2.0 million for the comparable period of 2006. The 15.5% increase in other income for the first nine months of 2007 over 2006 was primarily attributable to increased investment income earned on the Company’s higher cash balances.

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

Liquidity and Capital Resources

The Company’s cash position for the nine months ended September 30, 2007 decreased $12.2 million from December 31, 2006, which compares to a decrease of $1.3 million for the comparable period in 2006. The decrease in cash at September 30, 2007 as compared to December 31, 2006, was primarily due to cash used for the Strategic Staffing acquisition of $12.0 million, purchases of property and equipment of $3.4 million, and payments of dividends of $2.4 million, offset in part by cash provided by operating activities.

Net cash provided by operating activities for the nine months ended September 30, 2007 amounted to $6.9 million, as compared to $2.6 million for the comparable 2006 period. For the nine months ended September 30, 2007, cash flow was principally provided by net income of $12.9 million, together with an increase in accrued payroll and related benefits of $4.9 million and a deferred income tax benefit of $2.4 million, offset in part by an increase of $14.0 million in trade accounts receivable and a decrease of $2.1 million in workers’ compensation claims liabilities.

Net cash used in investing activities totaled $17.1 million for the nine months ended September 30, 2007, compared to $4.5 million for the similar 2006 period. For the 2007 period, the principal uses of cash for investing activities were for the acquisition of Strategic Staffing of $12.0 million, purchases of property and equipment of $3.4 million, and the purchase of marketable securities of $729,000. The remaining uses of cash for investing activities were purchases of restricted marketable securities of $3.3 million, offset by proceeds totaling $2.8 million from maturities of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for the nine-month period ended September 30, 2007 was $2.0 million as compared to net cash provided by financing activities of $540,000 for the similar 2006 period. For the 2007 period, the principal use of cash for financing activities was the payment of regular quarterly cash dividends totaling $2.4 million paid to holders of the Company’s Common Stock.

As disclosed in Note 3 to the consolidated financial statements in this report, the Company acquired certain assets of Strategic Staffing, Inc., a privately held staffing services company with five offices in Utah and one office in Colorado Springs, Colorado, effective July 2, 2007. As consideration for the acquisition, the Company paid $12.0 million in cash and agreed to pay additional consideration contingent upon the first 12 months of financial performance. For 2006, Strategic Staffing’s revenues were approximately $38.0 million and management expects revenues for 2007 to be approximately $48.0 million. Management anticipates that this acquisition will increase earnings by approximately 8 to 9 cents per diluted share for the second half of 2007. Strategic Staffing’s financial performance for the third quarter of 2007 was consistent with the foregoing expectations.

Also, as disclosed in Note 3 to the consolidated financial statements included in this report, the Company acquired certain assets of Pro HR, LLC, a privately held PEO company with offices in Boise and Rexburg, Idaho and Grand Junction, Colorado, effective January 1,

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

2006. As consideration for the acquisition, the Company paid $4.0 million in cash, at closing, and agreed to pay up to $1.5 million additional cash based upon the level of financial performance achieved by the Pro HR offices during calendar 2006. The contingent consideration of $1.5 million was placed in escrow pursuant to the purchase agreement. In October 2006, the Company paid $1.0 million in cash in partial satisfaction of the contingent consideration for this acquisition and, on February 28, 2007, paid the remaining $500,000 in full satisfaction of the remaining contingent consideration.

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

The Company entered into a new credit agreement (the “Credit Agreement”) with its principal bank effective July 1, 2007. The Credit Agreement, as amended, provides for an unsecured revolving credit facility of up to $7.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $7.0 million, as to which there were $5.78 million outstanding at September 30, 2007 in connection with various surety deposit requirements for workers’ compensation purposes. The interest rate on advances against the revolving credit facility, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2008.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end, and (2) pre-tax profit of not less than $1.00 (one dollar) on a quarterly basis, determined as of each fiscal quarter end. The Company was in compliance with all covenants at September 30, 2007.

Management expects that current liquid assets, the funds anticipated to be generated from operations and credit available under the Credit Agreement will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months and the foreseeable future.

Recent dislocation in the credit markets has exacerbated a decline in the current market value of a certain portion of the Company’s investment portfolio allocated to four closed-end bond funds to an amount below the original investment of $4.0 million. Management is working to engage an independent third party expert to assess the risk of inability to ultimately recover the full amount of the Company’s original investment. If the decline in value is determined to be other than temporary, the Company could be required to record a material impairment charge.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions and favorable trends in the Company’s market areas and effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and allowance for doubtful accounts, the effect on the Company being self-insured for certain business risks, the effectiveness of the Company’s management information systems, payment of future dividends, the recoverability of the carrying value of certain investments, and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, and the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of September 30, 2007, the Company’s investment portfolio consisted principally of approximately $30.1 million in tax-exempt municipal bonds with an average maturity of 177 days, $25.1 million in a tax-exempt money market fund and approximately $2.8 million in bond funds and corporate bonds. Based on the Company’s overall interest exposure at September 30, 2007, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

BARRETT BUSINESS SERVICES, INC.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2007, continued to be ineffective in providing a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, as a result of the material weakness identified as of December 31, 2006, the nature of which is summarized below.

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

In order to address the material weakness in our information technology systems described above, management has taken the following remedial actions during the nine months ended September 30, 2007:

1.	Initiated its implementation of policies and procedures to ensure consistent practices for managing access and changes to the financial systems;

2.	Made progress toward restricting access to the financial system transactions and data;

3.	Identified, and continued to address, standards for logging, testing, and authorizing changes with potential to impact the financial systems. The Company will continue to address this issue more fully throughout 2007.

4.	Hired an additional IT professional to provide more IT management resources to address the foregoing issues, including segregation of duties issues.

BARRETT BUSINESS SERVICES, INC.

Item 4.	Controls and Procedures (Continued)

Internal Control Over Financial Reporting (Continued)

Management believes that these measures, when fully implemented, will mitigate the material weakness described above. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remedial measures and the effectiveness of our internal controls and procedures on an ongoing basis. As noted below, due to the ongoing nature of the implementation of these remedial measures, the changes in our internal control over financial reporting completed during the quarter ended September 30, 2007, did not have a material effect on such internal control.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BARRETT BUSINESS SERVICES, INC. (Registrant)

Date:	November 8, 2007	/s/ Michael D. Mulholland
Michael D. Mulholland
Vice President - Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.