Form 10-K
period 2007-12-31
BARRETT BUSINESS SERVICES INC
filed 2008-03-17
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as indicated by Exchange Act Rule 12b-2).

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $226,592,000 at June 30, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 29, 2008
Common Stock, Par Value $.01 Per Share	11,033,069 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2007 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	BUSINESS

General

Barrett Business Services, Inc. (“Barrett,” the “Company,” “our” or “we”), was incorporated in the state of Maryland in 1965. We offer a comprehensive range of human resource management services to assist small and medium-sized businesses manage the increasing costs and complexities of a broad array of employment-related issues. Our principal services, Professional Employer Organization (“PEO”) and staffing, assist our clients in leveraging their investment in human capital. We believe that the combination of these two principal services enables us to provide our clients with a unique blend of services not offered by our competition. Our platform of outsourced human resource management services is built upon our expertise in payroll processing, employee benefits and administration, workers’ compensation coverage, effective risk management and workplace safety programs and human resource administration.

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

Our ability to offer clients a broad mix of services allows us to effectively become the human resource department and a strategic business partner for our clients. We believe our approach to human resource management services is designed to positively affect our clients’ business results by:

•	allowing our clients to focus on core business activities instead of human resource matters;

•	increasing our clients’ productivity by improving employee satisfaction and generating greater employee retention;

•	reducing overall payroll expenses due to lower workers’ compensation costs; and

•	assisting our clients in complying with complex and evolving human resource related regulatory and tax issues.

We provide services to a diverse array of customers, including, among others, electronics manufacturers, various light-manufacturing industries, forest products and agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in numerous construction-related fields and various professional services firms. During 2007, we provided staffing services to approximately 2,300 staffing services customers, which compares to approximately 1,800 during 2006. In addition, at December 31, 2007, we served approximately 1,200 PEO clients and employed approximately 32,200 employees pursuant to PEO contracts, as compared to 1,100 PEO clients and approximately 25,300 employees as of December 31, 2006. We serve our clients, who have employees located in 25 states and the District of Columbia, through a network of 44 branch offices in California, Oregon, Washington, Idaho, Arizona, Utah, Colorado, Maryland, Delaware and North Carolina. We also have several smaller recruiting offices in our general market areas, which are under the direction of a branch office.

Market Opportunity

The human resource outsourcing industry is large and growing rapidly. Some of the key factors driving growth include the desire of businesses to outsource non-core business functions, to reduce regulatory compliance risk, to rationalize the number of service providers that they use, and to reduce costs by integrating human resource systems and processes.

The outsourcing of business processes continues to represent a growing trend within the United States. By utilizing the expertise of outsourcing service providers, businesses are able to reduce processing costs and administrative burdens while at the same time offering competitive benefits for their employees. The technical capabilities, knowledge and operational expertise that we have built, along with our broad portfolio of services for clients, have enabled us to capitalize on the growing business processing outsourcing trend.

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

Our Strategic Approach

Our long-term goal is to become the leading provider of human resource outsourcing services for small and medium-sized businesses. We seek to differentiate our strategic position by offering a full spectrum of PEO and staffing services, along with, but to a far lesser extent, permanent placement and administrative service organization (ASO) services. We believe that the integrated nature of our service platform assists our clients and customers in successfully aligning and strengthening their organizational structure to meet the demands of their businesses. In pursuit of this goal, we have adopted the operating and growth strategies described below to provide the framework for our future growth, while maintaining the quality and integrity of our current service offerings.

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

•

Control workers’ compensation costs through effective risk management.  We are committed to the proactive mitigation of workers’ compensation risk through stringent underwriting and disciplined management processes. Our chief executive officer defines and maintains our strict underwriting standards. Our underwriting process begins with the selection of only the best candidate companies. Next, our professional risk managers in the field corroborate the underwriting data by assessing the candidate’s operating culture, workplace safety standards and human resource administration philosophies, including compensation rates and benefit levels. If the candidate company satisfies all underwriting standards, then we accept the company and immediately implement a plan to further strengthen their workplace safety standards and practices. If the client’s safe-work culture or adherence to workplace safety procedures declines to unsatisfactory levels, we will terminate the relationship under the terms of our contract.

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

•

Enhance management information systems.  We continue to invest in developing our information technology infrastructure. We believe that our platform gives us a competitive advantage by allowing us to provide a high level of flexibility to satisfy a variety of demands of our small and medium-sized business clients on a cost-effective basis. Furthermore, we believe that our current technology platform is capable of supporting our planned develop-ment of new business units and increased market share for the foreseeable future.

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

•

Pursue strategic acquisitions.  Since our initial public offering in June 1993, we have completed 26 acquisitions of complementary businesses. In 2006, we acquired certain assets of Pro HR, LLC, a privately held PEO company with three offices, two of which are in Idaho and one in Western Colorado. Effective July 2, 2007, we acquired certain assets of Strategic Staffing, Inc., a privately held staffing services company with 6 offices, 5 of which are in Utah and one in Colorado. Effective December 3, 2007, we acquired certain assets of Phillips Temps, Inc., a privately held staffing services company with one office in Denver, Colorado. In addition, effective February 4, 2008, we acquired certain assets of First Employment Services, Inc., a privately-held staffing services company with two offices in Arizona. In order to increase our client base, expand our presence in existing markets, enter new markets and broaden our service offerings, we may continue to pursue strategic acquisitions, particularly in the staffing area.

Our Services

Our services are typically provided under a variety of contractual arrangements through which we offer a continuum of proactive human resource management services. While some services are more frequently associated with our PEO arrangements, our expertise in such areas as safety services and personnel-related regulatory compliance may also be used by our staffing services customers. Our human resource management services are built upon the following five areas of expertise:

•

Payroll Processing.  For both our PEO and staffing services employees, we assist our clients in managing employment-related administration by providing payroll processing, employment-related tax filings and administration. These services are administered at each branch office, as well as centralized at our headquarters in Vancouver, Washington.

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

•

Human Resource Management.  We focus on developing and implementing a client-specific proactive human resource management system for each PEO client company. Through these efforts, clients achieve a more productive workforce through the disciplined application of standards for hiring and firing. Specifically, we assist our clients in attracting the right people by providing best recruiting practices, job description development, skills testing, salary information, drug testing, interview guidelines and assistance, evaluating job applications and references and compliance with a broad range of employment regulations.

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

•

Workers’ Compensation Coverage.  We assist our clients in protecting their businesses from employment-related injury claims by providing workers’ compensation coverage. Through our internal claims managers and our third-party administrators, we provide claims management services for our PEO clients. We work aggressively to manage and reduce job injury claims, including identifying fraudulent claims and taking advantage of our staffing services to return injured workers to active employment earlier. As a result of our efforts to manage workers’ compensation costs, we are often able to reduce our clients’ overall expenses arising out of job-related injuries and insurance.

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

We began offering PEO services to Oregon customers in 1990 and subsequently expanded these services to other states, primarily California. In 2007, approximately 85% of our PEO service fee revenues were generated from customers in California with an additional 6% of revenues generated in Oregon.

We have entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses with up to several hundred employees. None of our PEO clients individually represented more than 2% of our total revenues in 2007.

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

The PEO services agreement also provides for indemnification of us by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety, or immigration laws or regulations. We require our PEO clients to maintain comprehensive liability coverage in the amount of $1.0 million for acts of our work-site employees. Although no claims exceeding such policy limits have been paid by us to date, the possibility exists that claims for amounts in excess of sums available to us through indemnification or insurance may be asserted in the future, which could adversely affect our profitability.

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

Our staffing services customers operate in a broad range of businesses, including agriculture-based companies, electronic manufacturers, transportation and logistics companies, food processors, professional firms and construction. Such customers generally range in size from small local firms to companies with international operations that use our services on a domestic basis. None of our staffing services customers individually represented more than 3% of our total revenues in 2007.

In 2007, the light-industrial sector generated approximately 81% of our staffing services revenues, while clerical office staff accounted for 14% of such revenues and technical personnel represented the balance of 5%. Our light-industrial workers perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers of electronic parts.

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

Our staffing services employees are not under our direct control while working at a customer’s business. We have not experienced any significant liability due to claims arising out of negligent acts or misconduct by our staffing services employees. Claims could be asserted against us which could have a material adverse effect on our financial condition and results of operations.

Sales and Marketing

Our sales and marketing efforts are led by our branch managers and a small team of sales professionals, coupled with strong ties with the insurance brokerage community. Our marketing efforts are principally focused on branch-level development of local business relationships. On a regional and national level, efforts are made to expand and align our services to fulfill the needs of local customers with multiple locations, which may include using our on-site personnel and the opening of additional offices to better serve a customer’s broader geographic needs. We also rely on an extensive network of insurance brokers for referrals for PEO services, particularly in California, in exchange for an ongoing fee which is a very small percentage of payroll. Business development is the primary function of our branch managers.

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

Acquisitions

We have completed 26 acquisitions since our initial public offering in June 1993. Our acquisition targets are typically traditional light industrial staffing companies. We have acquired PEO companies less frequently due to underwriting issues associated with the target company’s existing customers; we prefer to apply our own underwriting criteria prior to establishing a business relationship with a PEO customer. Due to the current concentration of our operations in California and Oregon, our acquisition plans will likely focus on expanding our geographic footprint into contiguous regions. There can be no assurance, however, that any additional transactions will be consummated in the future.

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

To manage our financial exposure from the incidence of catastrophic injuries and fatalities, we maintain excess workers’ compensation insurance pursuant to two annual policies with a major insurance company. Effective January 1, 2007, we formed a wholly owned, fully licensed captive insurance company to provide us with excess workers’ compensation coverage from $1.0 million up to $5.0 million per occurrence. Additional excess workers’ compensation insurance coverage is provided by a major insurance company from $5.0 million to $15.0 million per occurrence, except for our Maryland operations, where our excess insurance policy has a $1.0 million retention with a $25.0 million limit on a per occurrence basis. This approach results in an effective per occurrence retention, on a consolidated basis, of $5.0 million. This higher per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results. The formation of the captive provides the Company with access to a broader, more competitive market for excess insurance coverage, as well as certain income tax benefits arising from the ability to accelerate the deduction, for tax purposes of, certain accruals for workers’ compensation claims.

Claims Management.  As a self-insured employer, our workers’ compensation expense is tied directly to the incidence and severity of workplace injuries to our employees. We seek to contain our workers’ compensation costs through an aggressive approach to claims management. We use managed-care systems to reduce medical costs and keep time-loss costs to a minimum by assigning injured workers, whenever possible, to short-term assignments which accommodate the workers’ physical limitations. We believe that these assignments minimize both time actually lost from work and covered time-loss costs. We employ internal, professionally licensed claims adjusters and engage third-party claims administrators (“TPAs”) to provide the principal claims management expertise. Typical management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and attempting to negotiate early settlements to eliminate future development of claims costs. We also maintain a corporate-wide pre-employment drug screening program and a mandatory post-injury drug test. The program is believed to have resulted in a reduction in the frequency of fraudulent claims and in accidents in which the use of illegal drugs appears to have been a contributing factor.

Elements of Self-Insurance Costs.  The costs associated with our self-insured workers’ compensation program include case reserves for reported claims, an additional expense provision for potential future increases in the cost of open injury claims (known as “adverse loss development”) and claims incurred in prior periods but not reported (referred to as “IBNR”), fees payable to our TPAs, additional claims administration expenses, administrative fees payable to state and federal workers’ compensation regulatory agencies, legal fees, broker commissions for business referrals, premiums for excess workers’ compensation insurance, and costs associated with forming and operating our wholly owned fully licensed captive insurance company for excess coverage. The state assessments are typically based on payroll amounts and, to a limited extent, the amount of permanent disability awards during the previous year. Excess insurance premiums are also based in part on the size and risk profile of our payroll and loss experience.

Workers’ Compensation Claims Experience and Reserves

We recognize our liability for the ultimate payment of incurred claims and claims adjustment expenses by accruing liabilities which represent estimates of future amounts necessary to pay claims and related expenses with respect to covered events that have occurred. When a claim involving a probable loss is reported, our internal claims management personnel or our TPA establishes a case reserve for the estimated amount of ultimate loss. The estimate reflects an informed judgment based on established case reserving practices and the experience and knowledge of our claims management staff and the TPA regarding the nature and expected value of the claim, as well as the estimated expense of settling the claim, including legal and other fees and expenses of administering claims. The adequacy of such case reserves depends on the professional judgment of both our claims management staff and our TPA to properly and comprehensively evaluate the economic consequences of each claim. Also, on an aggregate basis, we have established an additional reserve for both future adverse loss development in excess of initial case reserves on open claims and for claims incurred but not reported, referred to as the IBNR reserve.

As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are necessarily based on management’s estimates, and as other data becomes available, these estimates are revised, which may result in increases or decreases in existing case reserves. Management’s internal accrual process for workers’ compensation expense is based upon the immediate recognition of an expense and the related liability at the time a claim occurs; the value ascribed to the expense and liability is based upon the Company’s historical average claim cost by geographic region coupled with our internal claims management and the TPAs’ estimate of ultimate claim cost. Management reviews the adequacy of these average historical claim costs by geographic region at least annually. Management’s accrual process also includes an internally developed methodology to project the number of medical only claims that may, in the future, convert to more costly time loss or indemnity claims. We believe our total accrued workers’ compensation claims liabilities at December 31, 2007, are adequate. It is possible, however, that our actual future workers’ compensation obligations may exceed the amount of our accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims, and to a much lesser extent, of claims incurred but not reported.

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

Employees and Employee Benefits

At December 31, 2007, we had approximately 43,065 employees, including approximately 10,500 staffing services employees, approximately 32,200 PEO employees, approximately 365 managerial, sales and administrative employees and five executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. During 2007, approximately 1% of our employees were covered by a collective bargaining agreement. Substantially all of our managerial, sales and administrative employees have entered into a standard form of employment agreement which, among other provisions, contains covenants not to engage in certain activities in competition with us for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe our employee relations are good.

Benefits offered to our staffing services employees include a limited major-medical insurance plan, a Section 125 cafeteria plan which permits employees to use pretax earnings to fund various services, including health insurance premiums and childcare expenses, and a retirement savings plan (the “401(k) plan”) under Section 401(k) of the Internal Revenue Code pursuant to which employees may begin making contributions upon reaching 21 years of age and completing 1,000 hours of service in any consecutive 12-month period. We may also make contributions to the 401(k) plan, which vest over six years and are subject to certain legal limits, at the sole discretion of our board of directors. Beginning in 2006, we made matching contributions to the 401(k) plan under a safe harbor provision, whereby we match 100% of contributions by management and staffing employees to the 401(k) plan up to 3% of each participating employee’s annual compensation and 50% of the employee’s contributions up to an additional 2% of annual compensation. Employees subject to a co-employer arrangement may participate in our benefit plans at the election of the co-employer.

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

Our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to these reports, are accessible free of charge at our website at http://www.barrettbusiness.com as soon as reasonably practicable after filing with the SEC. By making this reference to our website, we do not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.

The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers with publicly traded securities, including the Company.

Item 1A.	RISK FACTORS

In addition to other information contained in this report, the following risk factors should be considered carefully in evaluating our business.

Our workers’ compensation loss reserves may be inadequate to cover our ultimate liability for workers’ compensation costs.

We maintain reserves (recorded as accrued liabilities on our balance sheet) to cover our estimated liabilities for our self-insured workers’ compensation claims. The determination of these reserves is based upon a number of factors, including current and historical claims activity, claims payment patterns and medical cost trends and developments in existing claims. Accordingly, reserves do not represent an exact calculation of liability. Reserves can be affected by both internal and external events, such as adverse developments on existing claims or changes in medical costs, medical condition of the claimant, claims handling procedures, administrative costs, inflation, and legal trends and legislative changes. Reserves are adjusted from time to time to reflect new claims, claim developments, or systemic changes, and such adjustments are reflected in the results of the periods in which the reserves are changed. The Company’s estimated accrual for workers’ compensation claims liabilities does not include an estimated provision for the incidence of catastrophic claims. Moreover, because of the uncertainties that surround estimating workers’ compensation loss reserves, we cannot be certain that our reserves are adequate. If our reserves are insufficient to cover our actual losses, we would have to increase our reserves and incur charges to our earnings that could be material.

Our self-insured retention for workers’ compensation claims increased from $1.0 million per occurrence to $5.0 million per occurrence beginning January 1, 2007.

In view of the Company’s historical experience with large catastrophic claims and an opportunity to realize savings from lower excess workers’ compensation insurance premiums, effective January 1, 2007, we increased our self-insured retention from $1.0 million to $5.0 million per occurrence, except in Maryland where our retention remains at $1.0 million per occurrence. Thus, the Company has increased financial risk for all workers’ compensation claims under $5.0 million, on a per occurrence basis.

Adverse developments in the market for excess workers’ compensation insurance could lead to increases in our costs.

We are a state-approved self-insured employer for workers’ compensation coverage in California, Oregon, Delaware and Maryland, as well as in Washington for our non-PEO services. To manage our financial exposure in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance with a per occurrence retention of $5.0 million effective January 1, 2007 through our captive insurance company, except in Maryland where our retention remains at $1.0 million per occurrence. Prior to January 1, 2007, our self-insured retention was $1.0 million. Changes in the market for excess workers’ compensation insurance may lead to limited availability of such coverage, additional increases in our insurance costs or further increases in our self-insured retention, any of which may have a material adverse effect on our financial condition.

Changes in the market for workers’ compensation insurance in the state of California could adversely affect our business.

Our PEO service revenues in California have grown rapidly over the last four years due in part to difficult market conditions for workers’ compensation insurance in California and our status as a state-approved self-insured employer with respect to workers’ compensation coverage in that state. Since 2002, California has enacted several legislative reforms in an attempt to address the crisis in its workers’ compensation system, and it may attempt additional legislative or regulatory reforms in the future. Any successful legislative reforms or non-governmental changes in market conditions in California could lessen a key advantage we have in that state, leading to a reduction in our new business opportunities and a potential slowing in the growth of our PEO business in California. Any such slowing would adversely affect our results of operations.

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

Our staffing business is vulnerable to economic fluctuations. Companies tend to use fewer temporary employees as economic activity slows, while recruiting employees to fill our customers’ needs becomes increasingly difficult during robust economic periods.

Demand for our staffing services is sensitive to changes in the level of economic activity in the regions in which we do business. As economic activity begins to improve, temporary employees are often added before full-time employees are hired as companies cautiously re-enter the labor market. As a result, our revenues derived from staffing services may be highest at the beginning of an economic recovery. During strong economic periods, however, we often experience shortages of qualified employees to meet customer needs. Also, as economic activity begins to slow down, as has occurred in our market areas in recent months, companies often reduce their use of temporary employees before undertaking layoffs of permanent staff, resulting in decreased demand for staffing services. A significant economic downturn, particularly in the Western United States, could have a material adverse effect on our results of operations and financial condition.

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

We have completed 26 acquisitions since 1993 and may pursue additional acquisitions and investment opportunities. It cannot be assured, however, that management we will be able to identify or consummate any additional acquisitions. If we do pursue acquisitions, we may not realize the anticipated benefits of such acquisitions. Acquisitions involve many risks, including risks relating to the assumption of unforeseen liabilities of an acquired business, adverse accounting charges resulting from the acquisition, and difficulties in integrating acquired companies into our business, both from a cultural perspective, as well as with respect to personnel and client retention and technological integration. Acquired liabilities may be significant and may adversely affect our financial condition and results of operations. Our inability to successfully integrate acquired businesses may lead to increased costs, failure to generate expected returns, accounting charges, or even a total loss of amounts invested, any of which could have a material adverse effect on our financial condition and results of operations.

Our business is subject to risks associated with geographic market concentration.

Our California and Oregon operations accounted for approximately 55% and 17%, respectively, of our total net revenues in 2007. As a result of the current importance of our California and Oregon operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in these markets, particularly in California. If these states experience an economic downturn or growth rates slow, or if the regulatory environment changes in a way that adversely affects our ability to do business in these states or limits our competitive advantages in these markets, our profitability and growth prospects may be materially and adversely affected.

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

The decline in market value of a portion of our investment portfolio could be other than temporary.

A portion of the Company’s investment portfolio is allocated to four closed-end bond funds with an original cost of $4.0 million. The recent dislocation in the capital markets has caused the market value to decline approximately $2.4 million below cost. To date, the Company has charged the cumulative decrement in value against equity pursuant to generally accepted accounting principles. Management currently views the decrement in value to be temporary in nature due to market conditions, coupled with the continuing financial performance of the underlying securities. If the decline in value of the closed-end bond funds is determined at some point in the future to be other than temporary, the Company will record a material impairment charge against its operating results for the full amount by which the then-fair value of the bond funds is below cost, which could result in a material decline in our stock price.

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

In addition, our business involves the storage and transmission of clients’ proprietary information and confidential personal data of employees and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to client or employee data, our reputation will be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and are growing increasingly sophisticated. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, we could be liable and the market perception of our services could be harmed.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We provide PEO and staffing services through all 44 of our branch offices. The following table shows the number of branch offices located in each state in which we operate. We also lease office space in other locations in our market areas which we use to recruit and place employees.

Offices	Number of Branch Offices
California	15
Oregon	9
Utah	5
Washington	4
Colorado	3
Idaho	3
Maryland	2
Arizona	1
Delaware	1
North Carolina	1

We lease office space for our branch offices. At December 31, 2007, our leases had expiration dates ranging from less than one year to six years, with total minimum payments through 2013 of approximately $7.1 million. Effective March 11, 2006, we relocated our corporate headquarters office to Vancouver, Washington. We now occupy approximately 17 percent of the 63,500 square foot building we purchased during the third quarter of 2005 at a price of $8.85 million.

Item 3.	LEGAL PROCEEDINGS

The Company is periodically party to litigation incidental to providing employment services. Based on information currently known to management, although there are uncertainties inherent in litigation, there were no legal proceedings pending against the Company at December 31, 2007, or during the period beginning with that date through March 14, 2008, that individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table identifies, as of February 29, 2008, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Principal Positions and Business Experience	Officer Since
William W. Sherertz	62	President; Chief Executive Officer; Director	1980

Michael L. Elich	42	Vice President and Chief Operating Officer	2005

Michael D. Mulholland	56	Vice President-Finance, Treasurer and Secretary; Chief Financial Officer	1994

Gregory R. Vaughn	52	Vice President	1998

James D. Miller	44	Controller and Assistant Secretary; Principal Accounting Officer	1994

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

Our common stock (the “Common Stock”) trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol “BBSI.” At February 29, 2008, there were 44 stockholders of record and approximately 1,900 beneficial owners of the Common Stock.

The following table presents the high and low sales prices of the Common Stock and cash dividends paid for each quarterly period during the last two fiscal years, as reported by The Nasdaq Stock Market. Any future determination as to the payment of dividends will be made at the discretion of the Board and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board deems relevant.

	High	Low	Cash Dividends Declared
2006
First Quarter	$27.60	$21.05	$-
Second Quarter	27.45	18.09	-
Third Quarter	22.70	18.20	-
Fourth Quarter	25.16	20.30	0.07

2007
First Quarter	$25.15	$21.86	$0.07
Second Quarter	26.70	22.81	0.07
Third Quarter	27.70	22.21	0.07
Fourth Quarter	25.75	15.75	0.08

In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. The following table summarizes information related to stock repurchases during the quarter ended December 31, 2007.

Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
October	-	-	-	-
November	159,239	$16.35	$2,603,698	840,761
December	-	-	-	-

Total	159,239	$16.35	$2,603,698	840,761

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2002, until December 31, 2007, for the Common Stock, The Nasdaq Stock Market, and a group of the Company’s current peers in the staffing industry (the “2008 Peer Group”). The 2008 Peer Group is comprised of seven companies included in the peer group used to prepare the performance graph included in the Company’s Form 10-K for the year ended December 31, 2006.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2002, in the Common Stock, The Nasdaq Stock Market, and the 2008 Peer Group, and that dividends are reinvested. In accordance with the SEC’s disclosure rules, the stockholder return for each company in the 2008 Peer Group indices has been weighted on the basis of market capitalization as of the beginning of each annual period shown. The stock price performance reflected in the graph may not be indicative of future price performance.

Comparison of Five−Year Cumulative Total Returns

Performance Graph for
Barrett Business Services, Inc.

Produced on 03/03/2008 including data to 12/31/2007

$1,300
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
833.3
196.0
169.5
12/31/2002
12/31/2003
12/31/2004
12/30/2005
12/29/2006
12/31/2007

Legend

Symbol	CRSP Total Returns Index for:	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
———— ■	Barrett Business Services, Inc.	100.0	393.9	419.4	1137.6	1069.2	833.3
— — — ★	Nasdaq Stock Market (US Companies)	100.0	149.5	162.7	166.2	182.6	196.0
- - - - ▲	Self−Determined Peer Group	100.0	149.8	163.2	195.7	231.3	169.5

Companies in the Self−Determined Peer Group

ADMINISTAFF INC
GEVITY H R INC
MANPOWER INC WIS
WESTAFF INC
C D I CORP
KELLY SERVICES INC
ROBERT HALF INTERNATIONAL INC

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year−end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/2002.

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

©Copyright 2008

14144

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s financial statements and the accompanying notes listed in Item 15 of this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of operations:
Revenues:
Staffing services	$147,221	$123,500	$130,098	$123,514	$93,544
Professional employer service fees	141,992	135,684	101,291	71,447	29,177

Total	289,213	259,184	231,389	194,961	122,721

Cost of revenues:
Direct payroll costs	113,450	92,676	97,006	91,190	69,099
Payroll taxes and benefits	87,822	83,756	63,889	45,544	22,916
Workers’ compensation	29,031	27,199	24,667	23,071	9,709

Total	230,303	203,631	185,562	159,805	101,724

Gross margin	58,910	55,553	45,827	35,156	20,997
Selling, general and administrative expenses	34,688	31,604	25,670	22,330	16,810
Depreciation and amortization	1,387	1,306	974	1,008	1,058

Income from operations	22,835	22,643	19,183	11,818	3,129

Other (expense) income:
Interest expense	(4)	(74)	(106)	(101)	(268)
Investment income, net	3,183	2,869	945	343	82
Other, net	(96)	52	(92)	190	32

Total	3,083	2,847	747	432	(154)

Income before income taxes	25,918	25,490	19,930	12,250	2,975
Provision for income taxes	9,112	9,154	7,440	4,879	890

Net income	$16,806	$16,336	$12,490	$7,371	$2,085

Basic earnings per share	$1.49	$1.46	$1.29	$.86	$.24

Weighted average number of basic shares outstanding	11,247	11,194	9,647	8,587	8,535

Diluted earnings per share	$1.44	$1.40	$1.21	$.79	$.24

Weighted average number of diluted shares outstanding	11,654	11,671	10,343	9,289	8,814

Selected balance sheet data:
Cash and marketable securities	$64,496	$73,033	$64,909	$16,783	$7,785
Working capital	58,568	64,205	55,475	17,151	8,470
Total assets	173,224	162,181	144,301	79,985	58,834
Long-term debt, net of current portion	-	-	1,094	1,441	400
Stockholders’ equity	113,748	103,700	85,850	38,753	30,634

Note:	All share and per share amounts have been adjusted for a 3-for-2 stock split effected on May 19, 2005 by way of a 50% stock dividend.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide human resource management services, comprised principally of staffing services and PEO services. We generate staffing services revenues primarily from short-term staffing, contract staffing, on-site management and direct placement services. Our PEO service fees are generated from contractual agreements with our PEO clients under which we become a co-employer of our client’s workforce with responsibility for some or all of the client’s human resource functions. We recognize revenues from our staffing services for all amounts invoiced, including direct payroll, employer payroll-related taxes, workers’ compensation coverage and a service fee (equivalent to a mark-up percentage). PEO service fee revenues are recognized on a net basis in accordance with Emerging Issues Task Force No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent” (“EITF No. 99-19”). As such, our PEO service fee revenues represent the gross margin generated from our PEO services after deducting the amounts invoiced to PEO customers for direct payroll expenses such as salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment. These amounts are also excluded from cost of revenues. PEO service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers’ compensation coverage.

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

Our business is concentrated in California and Oregon and we expect to continue to derive a majority of our revenues from these markets in the future. Revenues generated in our California and Oregon offices accounted for 72% of our total revenues in 2007, 74% in 2006 and 74% in 2005. Consequently, any weakness in economic conditions or changes in the regulatory environments in these regions could have a material adverse effect on our financial results.

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

The largest portion of workers’ compensation expense is the cost of workplace injury claims. When an injury occurs and is reported to us, our respective independent third-party claims administrator (“TPA”) or our internal claims management personnel analyze the details of the injury and develop a case reserve, which becomes the estimate of the cost of the claim based on similar injuries and their professional judgment. We then record or accrue an expense and a corresponding liability based upon our estimate of the ultimate claim cost. As cash payments are made by our TPA against specific case reserves, the accrued liability is reduced by the corresponding payment amount. The TPA and our in-house claims administrators also review existing injury claims on an on-going basis and adjust the case reserves as new or additional information for each claim becomes available. Our reserve includes a provision for both future anticipated increases in costs (“adverse loss development”) of the claims reserves for open claims and for claims incurred but not reported related to prior and current periods. We believe our operational policies and internal claims reporting system help to limit the occurrence of unreported incurred claims.

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

Self-Insured Workers’ Compensation Reserves.  We are self-insured for workers’ compensation coverage in a majority of our employee work sites in Oregon, California, Maryland and Delaware and for staffing services only in Washington. The estimated liability for unsettled workers’ compensation claims represents our best estimate, which includes an evaluation of information provided by our internal claims adjusters and our third-party claims administrators, coupled with management’s assessment of claim development trends and claim conversion factors. These elements serve as the basis for our overall estimate for workers’ compensation claims liabilities, which include more specifically the following components: case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as estimates for such costs change. We believe that the amounts recorded for our estimated liabilities are reasonable and objective and are based upon facts and development factors and other trends associated with the Company’s historical universe of claims data. Nevertheless, it is reasonably possible that adjustments to such estimates may be required in future periods if the development of claim costs varies materially from our estimates and such adjustments, if necessary, could be material to results of operations.

Safety Incentives Liability.  Our accrued safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensating claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by our internal claims adjusters and our third party administrators.

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

Goodwill.  We assess the recoverability of goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management’s current assessment of the carrying value of goodwill indicates there was no impairment as of December 31, 2007. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, as of the date of our annual assessment on December 31.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on the Company’s results of operations and financial condition, refer to Note 1 in the Notes to the Financial Statements beginning at page F-6 of this Annual Report on Form 10-K.

Forward-Looking Information

Statements in this Item or in Items 1 and 1A of this Report which are not historical in nature, including discussion of economic conditions and favorable trends in the Company’s market areas and effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and allowance for doubtful accounts, the effect of the Company’s formation of a wholly owned, fully licensed captive insurance subsidiary and becoming self-insured for certain business risks, the effectiveness of the Company’s management information systems, payment of future dividends and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, conditions in the global capital markets that may influence whether the market value of a portion of the Company’s investment portfolio, which is currently below cost, is other than temporary, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of $64 million in cash and marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s Statements of Operations for the years ended December 31, 2007, 2006 and 2005, included in Item 15 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company’s financial statements included in Item 15 of this report.

	Percentage of Total Net Revenues
	Year Ended December 31,
	2007	2006	2005
Revenues:
Staffing services	50.9%	47.6%	56.2%
Professional employer service fees	49.1	52.4	43.8

Total	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	39.2	35.8	41.9
Payroll taxes and benefits	30.4	32.3	27.6
Workers’ compensation	10.0	10.5	10.7

Total	79.6	78.6	80.2

Gross margin	20.4	21.4	19.8
Selling, general and administrative expenses	12.0	12.2	11.1
Depreciation and amortization	0.5	0.5	0.4

Income from operations	7.9	8.7	8.3
Other income (expense)	1.1	1.1	0.3

Pretax income	9.0	9.8	8.6
Provision for income taxes	3.2	3.5	3.2

Net income	5.8%	6.3%	5.4%

We report PEO revenues in accordance with the requirements of EITF No. 99-19 which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the gross revenues and cost of revenues information for the years ended December 31, 2007 and 2006 set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

(in thousands)	Year Ended December 31,
	2007	2006
Revenues:
Staffing services	$147,221	$123,500
Professional employer services	968,576	916,898

Total revenues	1,115,797	1,040,398

Cost of revenues:
Direct payroll costs	935,697	869,410
Payroll taxes and benefits	87,822	83,756
Workers’ compensation	33,368	31,679

Total cost of revenues	1,056,887	984,845

Gross margin	$58,910	$55,553

A reconciliation of non-GAAP gross revenues to net revenues is as follows for the years ended December 31, 2007 and 2006 (in thousands):

	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2007	2006	2007	2006	2007	2006
Revenues:
Staffing services	$147,221	$123,500	$-	$-	$147,221	$123,500
Professional employer services	968,576	916,898	(826,584)	(781,214)	141,992	135,684

Total revenues	$1,115,797	$1,040,398	$(826,584)	$(781,214)	$289,213	$259,184

Cost of revenues:	$1,056,887	$984,845	$(826,584)	$(781,214)	$230,303	$203,631

Years Ended December 31, 2007 and 2006

Net income for 2007 amounted to $16.8 million, an improvement of 2.9% or $470,000 over net income of $16.3 million for 2006. The improvement for 2007 was primarily due to higher gross margin dollars as a result of significant growth in our staffing business, partially offset by higher selling, general and administrative expenses. Diluted earnings per share for 2007 was $1.44 compared to $1.40 for 2006.

Revenues for 2007 totaled $289 million, an increase of approximately $30.0 million or 11.6%, which reflects growth in both the Company’s staffing service revenue and in PEO service fee revenue. Staffing service revenue increased approximately $23.7 million or 19.2% over 2006 primarily due to the acquisitions of Strategic Staffing on July 2, 2007 and Phillips Temps on December 3, 2007. The increase was offset in part by a decline in business with existing or former customers in excess of market share gains attributable to new customers. On a comparable branch office basis, i.e. without the benefit from the incremental revenue generated from Strategic Staffing and Phillips Temps during the year ended December 31, 2007, staffing revenues for the year declined 0.7% or approximately $898,000. During 2007, the Company served approximately 2,300 staffing service customers, which compares to approximately 1,800 customers during 2006. Management expects demand for the Company’s staffing services will continue to reflect overall uncertain economic conditions in its market areas. PEO service fee revenue increased approximately $6.3 million or 4.6% over the 2006 comparable period primarily due to the net effect from the addition of new client companies. During 2007, the Company served approximately 1,500 PEO clients, which compares to approximately 1,300 PEO clients during 2006. Net growth in the Company’s PEO business has slowed due to general economic conditions.

Gross margin for 2007 totaled approximately $58.9 million, which represented an increase of $3.4 million or 6.0% over 2006, primarily due to the 11.6% increase in revenues. The gross margin percent declined from 21.4% of revenues for 2006 to 20.4% for 2007. The decline in the gross margin percentage was mainly due to higher direct payroll costs, expressed as a percent of revenues. The increase in direct payroll costs, as a percentage of revenues, from 35.8% for 2006 to 39.2% for 2007 reflects the moderate shift in the overall mix of services from PEO services to staffing services in the Company’s customer base primarily attributable to the acquisitions of Strategic Staffing and Phillips Temps and the effect of each customer’s unique mark-up percent. Workers’ compensation expense, as a percent of revenues, declined from 10.5% in 2006 to 10.0% in 2007. Workers’ compensation expense for 2007 totaled $29.0 million, which compares to $27.2 million for 2006. The decrease, as a percentage of revenues, was due, in part, to cost savings from lower excess insurance premiums as a result of an increase in the self-insured retention from $1.0 million to $5.0 million in four of the five states in which the Company is self-insured for workers’ compensation purposes and to slightly lower insurance premiums in states where the Company is not self-insured, offset in part by higher estimated costs for claims. Based upon our evaluation of open workers’ compensation claims at December 31, 2007, we recorded an additional workers’ compensation expense of $2.2 million (pre-tax) in the fourth quarter of 2007 to reflect our estimated costs to close workers’ compensation claims. The decline in payroll taxes and benefits, as a percentage of revenues, from 32.3% for 2006 to 30.4% for 2007, was largely due to the effect of growth in staffing services, offset in part by lower effective state unemployment tax rates in various states in which the Company operates as compared to 2006. We expect gross margin as a percentage of total revenues to continue to be influenced by fluctuations in the mix between staffing and PEO services, as well as the adequacy of our estimates for workers’ compensation claims liabilities.

Selling, general and administrative (“SG&A”) expenses consist of compensation and other expenses relating to the operation of our headquarters and our branch offices and the marketing of our services. SG&A for 2007 amounted to approximately $34.7 million, an increase of $3.1 million or 9.8% over 2006. The increase over 2006 was primarily attributable to increases in branch management personnel and related expenses as a result of the incremental SG&A expenses associated with the Strategic Staffing and Phillips Temps acquisitions, which represented $2.5 million or 81.4% of the increase. SG&A expenses, as a percentage of revenues, decreased from 12.2% in 2006 to 12.0% in 2007.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recorded as employee compensation expense over the requisite service period. We applied the modified prospective transition method when we adopted SFAS 123R and, therefore, did not restate any prior periods. Effective with the close of business on December 30, 2005, the Company accelerated the vesting of all outstanding stock options to eliminate future compensation expense associated with those options under SFAS 123R. As a result of the accelerated vesting, during 2007 and 2006, we recorded no incremental compensation expense as a result of adopting SFAS 123R. If we had accounted for our share-based payment awards under SFAS 123R during 2005, our compensation expense would have been approximately $1.7 million higher. The Company has not determined if it will grant future awards under its 2003 Stock Incentive Plan. For additional information about the adoption of SFAS 123R, refer to Note 1 of the Notes to Consolidated Financial Statements included in Item 15 of this report.

Other income for 2007 was $3.1 million compared to other income of $2.8 million for 2006. The increase in other income for 2007 was primarily attributable to increased investment income earned on the Company’s higher cash balances.

Depreciation and amortization totaled $1.4 million for 2007, which compares to $1.3 million for 2006. The increase in the depreciation and amortization expense level compared to 2006 was primarily due to the acquisitions of Strategic Staffing and Phillips Temps.

Our effective income tax rate for 2007 was 35.2%, as compared to 35.9% for 2006. The lower 2007 effective rate was primarily attributable to increases in Federal tax credits and Federal tax-exempt interest income.

At December 31, 2007, we had deferred income tax assets of $3.1 million, which consist of temporary differences between taxable income for financial accounting and tax purposes, which will reduce taxable income in future years. Pursuant to GAAP, we are required to assess the realization of the deferred income tax assets as significant changes in circumstances may require adjustments during future periods. Although realization is not assured, management has concluded that it is more likely than not that the remaining deferred income tax assets will be realized, principally based upon projected taxable income for the next two years. The amount of the deferred income tax assets actually realized could vary, if there are differences in the timing or amount of future reversals of existing deferred income tax assets or changes in the actual amounts of future taxable income as compared to operating forecasts. If our operating forecast is determined to no longer be reliable due to uncertain market conditions, our long-term forecast may require reassessment. As a result, in the future, a valuation allowance may be required to be established for all or a portion of the deferred income tax assets. Such a valuation allowance could have a significant effect on our future results of operations and financial position.

Years Ended December 31, 2006 and 2005

Net income for 2006 amounted to $16.3 million, an improvement of 30.8% or $3.8 million over net income of $12.5 million for 2005. The improvement for 2006 was primarily due to higher gross margin dollars as a result of significant growth in our PEO business, partially offset by higher SG&A expenses. Diluted earnings per share for 2006 was $1.40 compared to $1.21 for 2005. The percentage increase in net income for 2006 exceeded the increase in diluted earnings per share due to the dilutive effect of our follow-on offering of Common Stock completed in early August 2005.

Revenues for 2006 totaled $259.2 million, an increase of approximately $27.8 million or 12.0%, which reflects significant growth in the Company’s PEO service fee revenue, partially offset by a small decline in staffing services revenue. PEO service fee revenue increased approximately $34.4 million or 34.0% over 2005 primarily due to increased demand for the Company’s broad array of competitively priced human resource management services that satisfy customers’ needs, and to the incremental fee revenue generated by the January 1, 2006 acquisition of Pro HR, which represented $15.8 million or 56.8% of the total increase. At December 31, 2006, the Company had approximately 1,100 PEO clients as compared to approximately 810 PEO clients at December 31, 2005. Staffing services revenue declined approximately $6.6 million or 5.1% from 2005. During 2006, the Company served approximately 1,800 staffing services customers, which compares to approximately 2,000 customers during 2005. The decrease in staffing services revenues reflects decreased business activity with certain customers owing to their size of operation, as well as customers whose demand for the Company’s services declined.

Gross margin for 2006 totaled approximately $55.6 million, which represented an increase of $9.8 million or 21.4% over 2005, primarily due to the 12.0% increase in revenues. The gross margin percent increased from 19.8% of revenues for 2005 to 21.4% for 2006. The increase in the gross margin percentage was due to lower direct payroll costs and lower workers’ compensation expense, offset in part by higher payroll taxes and benefits, all expressed as a percent of revenues. The decline in direct payroll costs, as a percentage of revenues, from 41.9% for 2005 to 35.8% for 2006 reflects the shift in the overall mix of services from staffing services to PEO services in the Company’s customer base and the effect of each customer’s unique mark-up percent. Workers’ compensation expense, as a percent of revenues, declined from 10.7% in 2005 to 10.5% in 2006. Workers’ compensation expense for 2006 totaled $27.2 million, which compares to $24.7 million for 2005. The moderate increase in workers’ compensation expense in total dollars was generally due to higher administrative costs of the Company’s self-insured workers’ compensation program offset in part by lower overall claim costs due to a lower claim incidence rate, which reflects the Company’s underwriting standards and risk management practices. The increase in payroll taxes and benefits, as a percentage of revenues, from 27.6% for 2005 to 32.3% for 2006, was largely due to the effect of significant growth in PEO services, offset in part by slightly lower effective state unemployment tax rates in various states in which the Company operates as compared to 2005.

SG&A expense for 2006 amounted to approximately $31.6 million, an increase of $5.9 million or 23.0% over 2005. The increase over 2005 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company’s PEO business and to the incremental SG&A expenses associated with the Pro

HR acquisition, which represented $2.5 million or 42.4% of the increase. SG&A expenses, as a percentage of revenues, increased from 11.1% in 2005 to 12.2% in 2006.

Other income for 2006 was $2.8 million compared to other income of $747,000 for 2005. The increase in other income for 2006 was primarily attributable to increased investment income earned on the Company’s higher cash balances.

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

Liquidity and Capital Resources

The Company’s cash position of $62.8 million at December 31, 2007, decreased by $7.1 million from December 31, 2006, which compares to an increase of $8.5 million for the year ended December 31, 2006. The decrease in cash at December 31, 2007, as compared to December 31, 2006, was primarily due to cash used for the Strategic Staffing and Phillips Temps acquisitions, purchases of property and equipment and payment of dividends, offset in part by cash provided by operating activities.

Net cash provided by operating activities for 2007 amounted to $17.3 million, as compared to net cash provided by operating activities of $15.4 million for 2006. For 2007, cash flow was primarily provided by net income of $16.8 million, together with an increase in deferred income taxes of $4.1 million, offset in part by an increase in trade accounts receivable of $5.3 million.

Net cash used in investing activities totaled $18.9 million for 2007, compared to net cash used in investing activities of $6.8 million for 2006. For 2007, the principal uses of cash for investing activities were for the acquisitions primarily comprised of Strategic Staffing and Phillips Temps totaling $14.2 million, purchases of restricted marketable securities of $4.0 million, purchases of property and equipment of $3.9 million and purchases of marketable securities of $729,000, offset by proceeds totaling $3.8 million from maturities of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for 2007 was $5.5 million compared to net cash provided by financing activities of $130,000 for 2006. For 2007, the principal uses of cash for financing activities were for cash dividends of $3.3 million paid to holders of the Company’s Common Stock and $2.6 million for the Company’s repurchases of common stock.

As disclosed in Note 2 in the Notes to Consolidated Financial Statements included in this report, the Company acquired certain assets of Strategic Staffing, Inc., a privately held staffing services company with five offices in Utah and one office in Colorado Springs, Colorado, effective July 2, 2007. The Company paid $12.0 million in cash on the effective date for the assets of Strategic Staffing and the selling shareholders’ non-compete agreements and agreed to pay additional consideration based upon the level of financial performance achieved by the Strategic Staffing offices during the ensuing 12-month period. The Company also acquired certain assets of Phillips Temps, Inc., a privately held staffing services company with an office in downtown Denver, Colorado. The Company paid $1.3 million in cash for the assets of Phillips Temps and the selling shareholders noncompete agreements and agreed to pay an additional $300,000 90 days after closing. There was no contingent consideration.

The Company’s business strategy continues to focus on growth through the expansion of operations at existing offices, together with the selective acquisition of additional personnel-related business, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated. As discussed in Note 17 to the audited consolidated financial statements included in Item 15 of this Report, we completed the acquisition of First Employment Services, Inc., effective February 4, 2008.

The Company entered into a Credit Agreement (the “Credit Agreement”) with its principal bank effective July 1, 2007. The Credit Agreement, as amended August 21, 2007, provides for an unsecured revolving credit facility of up to $7.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $7.0 million. The interest rate on advances, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2008. Management anticipates that if it chooses to renew the Credit Agreement, such terms and conditions for a new agreement will not be less favorable than the current agreement.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end, and (2) pre-tax profit of not less than

$1.00 (one dollar) on a quarterly basis, determined as of each fiscal quarter end. The Company was in compliance with all covenants at December 31, 2007.

Effective November 1, 2006, the Company’s board of directors approved management’s recommendation to discontinue certain business insurance policies. Such policies, in the aggregate, required annual premiums of approximately $300,000 and provided insured limits ranging from the relatively small value of personal property in the Company’s branch offices to $1 million general liability coverage with umbrella coverage of an additional $5 million. It is the Company’s determination that the risk of loss under such prior insurance policies is remote; therefore, the Company became self-insured for such risks effective November 1, 2006, except for its errors and omissions insurance coverage which was cancelled effective December 1, 2006. Management may explore in the future more cost effective vehicles to provide higher limits of coverage, as well as coverages provided by the Company’s captive insurance company.

During 2006, the Board authorized a stock repurchase program to repurchase up to 500,000 common shares from time to time in open market purchases. During November 2007, the Board approved an increase in the total number of shares to be repurchased under the program up to a total of 1.0 million common shares. The repurchase program currently permits 840,761 of additional shares to be repurchased at December 31, 2007. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances and other available resources.

Management expects that current liquid assets, coupled with the funds anticipated to be generated from operations and credit available under the Credit Agreement will be sufficient in the aggregate to fund the Company’s working capital needs for the foreseeable future.

As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, a portion of the Company’s investment portfolio is allocated to four closed-end bond funds with an original cost of $4.0 million. The recent dislocation in the capital markets has caused the market value to decline approximately $2.4 million below cost. To date, the Company has charged the cumulative decrement in value against equity pursuant to generally accepted accounting principles. Management currently views the decrement in value to be temporary in nature due to market conditions, coupled with the continuing financial performance of the underlying securities. If the decline in value of the closed-end bond funds is determined at some point in the future to be other than temporary, the Company will record a material impairment charge against its operating results for the full amount by which the then-fair value of the bond funds is below cost.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2007, including commitments for future payments under non-cancelable lease arrangements and long-term workers’ compensation liabilities, are summarized below:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$7,143	$2,601	$3,300	$1,114	$128
Long-term workers’ compensation claims liabilities for catastrophic injuries	597	53	115	100	329

Total contractual cash obligations	$7,740	$2,654	$3,415	$1,214	$457

Inflation

Inflation generally has not been a significant factor in the Company’s operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers’ compensation claims.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of December 31, 2007, the Company’s investment portfolio consisted principally of approximately $53.5 million in tax-exempt municipal bonds with an average maturity of 177 days, $7.1 million in a tax-exempt money market fund and approximately $2.0 million in bond funds and corporate bonds. Based on the Company’s overall interest exposure at December 31, 2007, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations.

A portion of the Company’s investment portfolio is allocated to four closed-end bond funds with an original cost of $4.0 million. The recent dislocation in the capital markets has caused the market value to decline approximately $2.4 million below cost. To date, the Company has charged the cumulative decrement in value against equity pursuant to generally accepted accounting principles. Management currently views the decrement in value to be temporary in nature due to market conditions, coupled with the continuing financial performance of the underlying securities. If the decline in value of the closed-end bond funds is determined at some point in the future to be other than temporary, the Company will record a material impairment charge against its operating results for the full amount by which the then-fair value of the bond funds is below cost.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 15.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of December 31, 2007 in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our company’s financial statements in this Form 10-K fairly present, in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act for our company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. This evaluation was based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness in internal control over financial reporting existed as of December 31, 2007. We did not maintain effective controls over information technology (“IT”). Specifically, the Company’s IT general controls over program development, program changes, computer operations, and access to programs and data were ineffectively designed as of December 31, 2007. Formal written policies and procedures and consistent practices, as well as formal documentation demonstrating the performance of key controls, did not exist for most areas within the aforementioned IT general controls. In addition, numerous and pervasive deficiencies were identified related to the absence of restricted access and segregation of duties, testing and authorization of system changes, and logging of system processing interruptions. These deficiencies, and their associated reflection on the control environment, when aggregated with other deficiencies affecting the control environment, resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Our company’s management concluded that in light of the material weakness described above, our company did not maintain effective internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of our company’s internal control over financial reporting as of December 31, 2007 has been audited by Moss Adams LLP, the company’s independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Management’s Plan for Remediation

In order to address the material weaknesses in our IT systems described above, management has initiated the following remedial actions during 2007 and will continue with these priorities throughout 2008:

1.	Implementation of policies and procedures to ensure consistent practices for managing access and changes to the financial systems;

2.	Restricting access to the financial system transactions and data; and

3.	Implementation of standards for logging, testing, and authorizing changes with potential to impact the financial systems.

During 2007, the Company hired an additional IT professional to provide more IT management resources to address the foregoing issues, including segregation of duties issues. Management will continue to seek a balance in priorities among its available resources while it proceeds with the foregoing remediation plan and the ongoing needs of the business.

Our management believes that these measures will address the material weaknesses described above. The Audit Committee of the Board of Directors and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of 2007.

Inherent Limitations

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Notwithstanding the foregoing limitations, management believes that its disclosure controls and procedures are effective at the “reasonable assurance” level.

CEO and CFO Certifications

We have attached as exhibits to this Annual Report on Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 9A be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

Report of Independent Registered Public Accounting Firm on Internal Control

To the Board of Directors and Stockholders of

Barrett Business Services, Inc.

We have audited Barrett Business Services, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified:

•

As of December 31, 2007, the Company did not maintain effective information technology general computing controls over security and access, program change, program development, and operations. Formal written policies and procedures and consistent practices, as well as formal documentation demonstrating the performance of key controls, did not exist for most areas within the aforementioned IT general controls. In addition, numerous and pervasive deficiencies were identified related to the absence of restricted access and segregation of duties, testing and authorization of system changes, and logging of system processing interruptions. These deficiencies, and their associated reflection on the control environment, when aggregated with other deficiencies affecting the control environment, resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected. Accordingly, management concluded that this constitutes a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Barrett Business Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Portland, Oregon

March 14, 2008

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 concerning directors and executive officers of the Company appears under the heading “Executive Officers of the Registrant” on page 19 of this report or is incorporated into this report by reference to the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed within 120 days of the Company’s fiscal year end of December 31, 2007 (the “Proxy Statement”). The additional required information is included under the following headings of the Proxy Statement; Item 1—“Election of Directors,” “Stock Ownership by Principal Stockholders and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics.”

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

Audit Committee Financial Expert

The Company’s Board of Directors has determined that Thomas J. Carley, an audit committee member, qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act and is independent as that term is defined for audit committee members in Nasdaq listing standards applicable to the Company.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 concerning executive and director compensation and participation of compensation committee members is incorporated into this report by reference to the Proxy Statement, in which required information is included under the heading “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 concerning the security ownership of certain beneficial owners and management is incorporated into this report by reference to the Proxy Statement, in which required information is set forth under the headings “Stock Ownership of Principal Stockholders and Management—Beneficial Ownership Table” and “Executive Compensation—Additional Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 concerning certain relationships and related transactions and director independence is incorporated into this report by reference to the Proxy Statement, in which required information is included under the headings Item 1—“Election of Directors” and “Related Person Transactions.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 concerning fees paid to our accountants is incorporated into this report by reference to the Proxy Statement, in which required information is included under the heading “Matters Relating to Our Independent Registered Public Accounting Firm.”

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Financial Statements, together with the report thereon of Moss Adams LLP, are included on the pages indicated below:

No schedules are required to be filed herewith.

Exhibits

Exhibits are listed in the Exhibit Index that follows the signature page of this report.

BARRETT BUSINESS SERVICES, INC.

AUDITED ANNUAL CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barrett Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Barrett Business Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and effective January 1, 2006 the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2008, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Moss Adams LLP

Portland, Oregon

March 14, 2008

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2007 and 2006

(In Thousands, Except Par Value)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$62,779	$69,874
Marketable securities	1,717	3,159
Trade accounts receivable, net	36,673	31,328
Prepaid expenses and other	2,336	1,940
Deferred income taxes	3,138	4,699
Workers’ compensation receivables for insured claims	225	225

Total current assets	106,868	111,225

Marketable securities	417	406
Goodwill, net	41,508	27,536
Property, equipment and software, net	16,136	13,502
Restricted marketable securities and workers' compensation deposits	2,750	2,616
Other assets	1,649	2,218
Workers' compensation receivables for insured claims	3,896	4,678

	$173,224	$162,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,516	$1,545
Accrued payroll, payroll taxes and related benefits	33,553	33,372
Other accrued liabilities	1,064	516
Workers’ compensation claims liabilities	6,031	3,843
Workers’ compensation claims liabilities for insured claims	225	225
Safety incentives liability	5,911	7,519

Total current liabilities	48,300	47,020
Customer deposits	752	817
Long-term workers’ compensation claims liabilities	4,021	5,295
Long-term workers’ compensation claims liabilities for insured claims	2,464	3,011
Deferred income taxes	3,268	1,545
Deferred gain on sale and leaseback	671	793
Commitments and contingencies (Notes 9 and 15)
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value; 20,500 shares authorized, 11,127 and 11,253 shares issued and outstanding	111	112
Additional paid-in capital	38,418	40,647
Other comprehensive loss	(1,516)	(244)
Retained earnings	76,735	63,185

	113,748	103,700

	$173,224	$162,181

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2007, 2006 and 2005

(In Thousands, Except Per Share Amounts)

	2007	2006	2005
Revenues:
Staffing services	$147,221	$123,500	$130,098
Professional employer service fees	141,992	135,684	101,291

	289,213	259,184	231,389

Cost of revenues:
Direct payroll costs	113,450	92,676	97,006
Payroll taxes and benefits	87,822	83,756	63,889
Workers’ compensation	29,031	27,199	24,667

	230,303	203,631	185,562

Gross margin	58,910	55,553	45,827

Selling, general and administrative expenses	34,688	31,604	25,670
Depreciation and amortization	1,387	1,306	974

Income from operations	22,835	22,643	19,183

Other income:
Interest expense	(4)	(74)	(106)
Investment income, net	3,183	2,869	945
Other	(96)	52	(92)

	3,083	2,847	747

Income before income taxes	25,918	25,490	19,930

Provision for income taxes	9,112	9,154	7,440

Net income	$16,806	$16,336	$12,490

Basic earnings per share	$1.49	$1.46	$1.29

Weighted average number of basic shares outstanding	11,247	11,194	9,647

Diluted earnings per share	$1.44	$1.40	$1.21

Weighted average number of diluted shares outstanding	11,654	11,671	10,343

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2007, 2006 and 2005

(In Thousands)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2004	8,612	$86	$3,874	$(354)	$35,147	$38,753
Common stock issued in follow-on offering	2,185	22	32,954	-	-	32,976
Common stock issued for acquisition	77	-	-	-	-	-
Common stock issued on exercise of options	173	2	519	-	-	521
Tax benefit of stock option exercises	-	-	1,035	-	-	1,035
Unrealized holding gains on marketable securities, net of tax	-	-	-	75	-	75
Net income	-	-	-	-	12,490	12,490

Balance, December 31, 2005	11,047	110	38,382	(279)	47,637	85,850
Common stock issued for acquisition	20	-	167	-	-	167
Common stock issued on exercise of options	186	2	519	-	-	521
Tax benefit of stock option exercises	-	-	1,579	-	-	1,579
Cash dividend on common stock	-	-	-	-	(788)	(788)
Unrealized holding gains on marketable securities, net of tax	-	-	-	35	-	35
Net income	-	-	-	-	16,336	16,336

Balance, December 31, 2006	11,253	112	40,647	(244)	63,185	103,700
Common stock issued on exercise of options	33	-	85	-	-	85
Tax benefit of stock option exercises	-	-	289	-	-	289
Company repurchase of common stock	(159)	(1)	(2,603)	-	-	(2,604)
Cash dividend on common stock	-	-	-	-	(3,256)	(3,256)
Unrealized holding losses on marketable securities, net of tax	-	-	-	(1,272)	-	(1,272)
Net income	-	-	-	-	16,806	16,806

Balance, December 31, 2007	11,127	$111	$38,418	$(1,516)	$76,735	$113,748

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

(In Thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$16,806	$16,336	$12,490
Reconciliations of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,387	1,306	974
(Gains) losses recognized on marketable securities	88	(10)	427
Purchase of marketable securities	(85)	(165)	(42)
Proceeds from sales of marketable securities	42	110	-
Gain recognized on sale and leaseback	(122)	(121)	(122)
Deferred income taxes	4,127	3,051	(1,523)
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(5,345)	(5,000)	(2,488)
Prepaid expenses and other	(396)	574	(1,150)
Accounts payable	(29)	179	372
Accrued payroll, payroll taxes and related benefits	181	4,722	11,223
Other accrued liabilities	548	156	(54)
Workers’ compensation claims liabilities	1,149	(5,110)	2,795
Safety incentives liability	(1,608)	(168)	2,880
Customer deposits and other assets, net	548	(461)	(1,072)

Net cash provided by operating activities	17,291	15,399	24,710

Cash flows from investing activities:
Cash paid for acquisitions, including other direct costs	(14,177)	(4,963)	-
Purchase of property and equipment, net of amounts purchased in acquisitions	(3,860)	(1,697)	(9,724)
Proceeds from sales of marketable securities	-	1,103	1,867
Proceeds from maturities of marketable securities	-	1,500	-
Purchase of marketable securities	(729)	(2,124)	(1,491)
Proceeds from maturities of restricted marketable securities	3,826	3,549	3,254
Purchase of restricted marketable securities	(3,960)	(4,124)	(3,593)

Net cash used in investing activities	(18,900)	(6,756)	(9,687)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	-	32,976
Proceeds from credit-line borrowings	6,682	2,102	700
Payments on credit-line borrowings	(6,682)	(2,102)	(700)
Payments on long-term debt	-	(1,442)	(347)
Proceeds from the exercise of stock options	85	521	521
Dividends paid	(3,256)	(788)	-
Repurchase of common stock	(2,604)	-	-
Tax benefit of stock option exercises	289	1,579	1,035

Net cash (used in) provided by financing activities	(5,486)	(130)	34,185

Net (decrease) increase in cash and cash equivalents	(7,095)	8,513	49,208
Cash and cash equivalents, beginning of year	69,874	61,361	12,153

Cash and cash equivalents, end of year	$62,779	$69,874	$61,361

Supplemental schedule of noncash investing activities:
Acquisitions of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$13,972	$5,020	$-
Intangible assets acquired	80	100	-
Tangible assets acquired	125	10	-
Less stock issued in connection with acquisitions	-	(167)	-

Net cash paid for acquisitions	$14,177	$4,963	$-

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Operations and Significant Accounting Policies

Nature of operations

Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), a Maryland corporation, is engaged in providing both staffing and professional employer (“PEO”) services to a diversified group of customers through a network of branch offices throughout California, Oregon, Washington, Idaho, Arizona, Utah, Colorado, Maryland, Delaware and North Carolina. Approximately 72%, 74% and 74%, respectively, of our revenue during 2007, 2006 and 2005 were attributable to our California and Oregon operations.

Effective January 1, 2007, the Company formed a wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”). AICE is a fully licensed captive insurance company holding a certificate of authority from the Arizona Department of Insurance. The purpose of AICE is twofold: (1) to provide access to more competitive and cost effective insurance markets and (2) to provide additional flexibility in cost effective risk management. The captive handles only workers’ compensation claims occurring on or after January 1, 2007. During the second quarter of 2007, AICE began to provide general liability insurance coverage for BBSI on an as requested basis by third parties such as landlords and other vendors.

During May 2004, we formed a wholly owned subsidiary which owns an aircraft for use in management’s travel to oversee our operations.

Principles of consolidation

The accompanying financial statements are prepared on a consolidated basis. All significant intercompany account balances and transactions between BBSI, AICE and the aircraft subsidiary have been eliminated in consolidation.

Revenue recognition

We recognize revenue as services are rendered by our workforce. Staffing services are engaged by customers to meet short-term and long-term personnel needs. PEO services are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, which cover all employees at a particular work site. While our PEO contracts are renewable on an annual basis, a client company can cancel or terminate their contract without notice; we, on the other hand typically provide 30 days notice in the event we choose to cancel a contract. We report PEO revenues in accordance with the requirements of EITF No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent”, which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Cost of revenues

Our cost of revenues for staffing services is comprised of direct payroll costs, employer payroll related taxes and employee benefits and workers’ compensation. Our cost of revenues for PEO services includes employer payroll related taxes and workers’ compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal unemployment taxes, state unemployment taxes and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers’ compensation costs consist primarily of the costs associated with our self-insured workers’ compensation program, such as claims reserves, claims administration fees, legal fees, state and federal administrative agency fees and excess insurance premiums for catastrophic injuries.

We also maintain separate workers’ compensation insurance policies for employees working in states where the Company is not self-insured. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives.

Cash and cash equivalents

We consider non-restricted short-term investments, which are highly liquid, readily convertible into cash, and have original maturities of less than three months, to be cash equivalents for purposes of the statements of cash flows.

Marketable securities

At December 31, 2007, marketable securities consisted of publicly-traded corporate stocks and bonds. We determine the appropriate classification pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” of our marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and re-evaluate such classification as of each balance sheet date. At December 31, 2007, a majority of our investments in marketable securities were classified as trading and available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses for trading securities are reported in other income (expense) in our consolidated statements of operations. Unrealized gains and losses for available-for-sale securities are reported as a component of other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sales of marketable securities are included in other income (expense) on our consolidated statements of operations.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Restricted marketable securities

At December 31, 2007 and 2006, restricted marketable securities consisted primarily of governmental debt instruments with maturities generally from 180 days to two years (see Note 6). At December 31, 2007 and 2006, the approximate fair value of restricted marketable securities equaled their approximate amortized cost. Restricted marketable securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of restricted marketable securities are included in other income (expense) on our consolidated statements of operations.

Allowance for doubtful accounts

We had an allowance for doubtful accounts of $100,000 and $319,000 at December 31, 2007 and 2006, respectively. We must make estimates of the collectibility of accounts receivable. Our management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Intangibles

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” With respect to SFAS No. 142, we performed a goodwill impairment test at December 31, 2007, 2006 and 2005 and determined there was no impairment to our recorded goodwill. We perform a goodwill impairment test annually during the fourth quarter and whenever events or circumstances occur indicating that goodwill might be impaired. Our intangible assets are comprised of covenants not to compete arising from acquisitions and have contractual lives principally ranging from three to five years.

Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operating expense as incurred and expenditures for additions and improvements are capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in the consolidated statements of operations.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Property and equipment (Continued)

Depreciation of property and equipment is calculated using either straight-line or accelerated methods over estimated useful lives of the related assets or lease terms, as follows:

Years
Building	39
Office furniture and fixtures	7
Computer hardware and software	3-10
Aircraft	20
Leasehold improvements	Life of lease

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

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s stockholders. Comprehensive income totaled $15.5 million, $16.4 million and $12.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our other comprehensive income (loss) is comprised of unrealized holding gains and losses on our publicly traded marketable securities.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Statements of cash flows

Interest paid during 2007, 2006 and 2005 did not materially differ from interest expense.

Income taxes paid by the Company in 2007, 2006 and 2005 totaled $6.0 million, $5.4 million and $8.3 million, respectively.

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

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
Weighted average number of basic shares outstanding	11,246,721	11,194,233	9,647,257
Acquisition earnout shares	-	-	41,967
Stock option plan shares to be issued at prices ranging from $0.97 to $17.50 per share	722,447	795,592	879,397
Less: Assumed purchase at average market price during the period using proceeds received upon exercise of options	(315,060)	(318,901)	(225,401)

Weighted average number of diluted shares outstanding	11,654,108	11,670,924	10,343,220

Stock option compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, we (1) did not restate any prior periods and (2) will recognize compensation expense for all future share-based payment awards. We did not grant options during 2007 or 2006 and, as of December 31, 2007 and 2006, there were no unvested options outstanding. As such, the Company did not recognize compensation expense under SFAS 123R during 2007 or 2006.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Stock option compensation (Continued)

Prior to adopting SFAS 123R, we accounted for share-based payment awards using the intrinsic value method of APB 25 and related interpretations, under which we did not record compensation expense for stock option grants, unless the awards were modified. The following table illustrates the effect on reported net income and earnings per share for the year ended December 31, 2005, had we accounted for stock-based compensation awards using the fair value method of SFAS 123R.

2005
(in thousands, except per share amounts)
Net income, as reported	$12,490
Deduct: Total stock-based compensation expense determined under fair value based method for all awards,net of related tax effects	(1,684)

Net income, pro forma	$10,806

Basic earnings per share, as reported	$1.29
Basic earnings per share, pro forma	1.12
Diluted earnings per share, as reported	1.21
Diluted earnings per share, pro forma	1.04

Accounting estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are used for carrying values of marketable securities, allowance for doubtful accounts, deferred income taxes, carrying values for goodwill and property and equipment, accrued workers’ compensation liabilities and safety incentive liabilities. Actual results may or may not differ from such estimates.

Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. FIN 48 requires the affirmative evaluation that it is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS 157 in the first quarter of 2008. We believe that the adoption of SFAS 157 will not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). This statement gives the Company the option to elect to carry certain financial assets and liabilities at fair value with change in fair value recorded in earnings. SFAS 159 is effective for the Company beginning January 1, 2008. We believe the adoption of SFAS 159 will not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations,” (“SFAS 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of SFAS No. 141(R) on our consolidated financial statements.

2.	Acquisitions

Effective December 3, 2007, we acquired certain assets of Phillips Temps, Inc., a privately held staffing company with an office in downtown Denver, Colorado. The Company paid $1.3 million in cash for the assets of Phillips Temps and the selling shareholders’ noncompete agreements and agreed to pay an additional $300,000 90 days after closing. There was no contingent consideration. The transaction resulted in the recognition of $1.6 million of goodwill, $20,000 of other assets and $8,000 of fixed assets.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Acquisitions (Continued)

Effective July 2, 2007, we acquired certain assets of Strategic Staffing, Inc., a privately held staffing services company with five offices in Utah and one office in Colorado Springs, Colorado. The Company paid $12.0 million in cash for the assets of Strategic Staffing and the selling shareholders’ noncompete agreements and agreed to pay additional consideration contingent upon the first 12 months of financial performance. The transaction resulted in the recognition of $11.9 million of goodwill, $60,000 of other assets and $117,000 of fixed assets.

Effective January 1, 2006, we acquired certain assets of Pro HR, LLC, a privately-held PEO company with offices in Boise and Rexburg, Idaho and Grand Junction, Colorado. We paid $4.0 million in cash for the assets of Pro HR and the selling shareholders’ noncompete agreements and agreed to pay up to $1.5 million additional cash based upon the level of financial performance achieved by the Pro HR offices during calendar 2006. Subsequent to the financial performance measurement period, the Company paid in full $1.5 million of additional contingent consideration. The transaction resulted in $5.4 million of goodwill, $100,000 of other assets and $10,000 of fixed assets.

Effective January 1, 2004, we acquired certain assets of Skills Resource Training Center (“SRTC”), a staffing services company with offices in Central Washington, Eastern Oregon and Southern Idaho. We paid $3.0 million in cash for the assets of SRTC and the selling shareholders’ noncompete agreements and agreed to issue up to 203,597 shares of our common stock (“Earnout Shares”), with the actual number of Earnout Shares to be issued based upon the level of financial performance achieved by the SRTC offices during calendar 2004. Effective July 12, 2005, we issued 76,222 Earnout Shares with a value of $778,000 and effective February 16, 2006, we issued an additional 19,971 Earnout Shares to SRTC in full satisfaction of the contingent consideration of this acquisition, which resulted in the recognition of an additional $167,000 of goodwill on our consolidated balance sheet as of December 31, 2006. The transaction resulted in $3.9 million of goodwill, $40,000 of other assets and $15,000 of fixed assets.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Acquisitions (Continued)

Pro Forma Results of Operations (Unaudited)

The operating results of the Strategic Staffing and Phillips Temps acquisitions are included in our results of operations since their respective dates of acquisition. The following unaudited summary presents the combined results of operations as if the Strategic Staffing and Phillips Temps acquisitions had occurred at the beginning of 2006, after giving effect to certain adjustments for the amortization of intangible assets, taxation and cost of capital.

(in thousands, except per share amounts)	Year ended December 31,
	2007	2006
Revenue	$316,880	$302,792

Net income	$17,935	$17,277

Basic earnings per share	$1.59	$1.54

Diluted earnings per share	$1.54	$1.48

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2006, or of results which may occur in the future.

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

Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments, marketable securities, restricted marketable securities and trade accounts receivable. We restrict investment of temporary cash investments and marketable securities to financial institutions with high credit ratings and to investments in governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of our customer base. At December 31, 2007, we had significant concentrations of credit risk as follows:

-	Marketable securities—All investments are held in publicly-traded securities, which includes $1.5 million, at fair value, in bond funds.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Fair Value of Financial Instruments and Concentration of Credit Risk (Continued)

-	Trade receivables—Trade receivables from two customers aggregated $1.5 million at December 31, 2007 (4% of trade receivables outstanding at December 31, 2007).

-	Restricted marketable securities—$1.1 million of restricted marketable securities at December 31, 2007 consisted of U.S. Treasury bills and U.S. Treasury notes.

4.	Marketable Securities

The components of our current marketable securities are as follows (in thousands):

	December 31, 2006
	Cost Basis	Unrealized Gains	Unrealized (Losses)	Market Value
Trading:
Common stocks	$216	$10	$-	$226

Available-for-sale:

Bond funds	3,244	-	(311)	2,933

	3,244	-	(311)	2,933

	$3,460	$10	$(311)	$3,159

	December 31, 2007
	Cost Basis	Unrealized Gains	Unrealized (Losses)	Market Value
Trading:
Common stocks	$249	$-	$(72)	$177

Available-for-sale:
Bond funds	3,995	-	(2,455)	$1,540

	3,995	-	(2,455)	1,540

	$4,244	$-	$(2,527)	$1,717

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

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Building	$9,035	$8,698
Office furniture and fixtures	4,449	3,637
Computer hardware and software	4,644	4,644
Aircraft	3,869	1,532

	21,997	18,511
Less accumulated depreciation and amortization	6,966	6,114

	15,031	12,397
Land	1,105	1,105

	$16,136	$13,502

6.	Workers’ Compensation Claims

We are a self-insured employer with respect to workers’ compensation coverage for all our employees (including employees subject to PEO contracts) working in California, Oregon, Maryland and Delaware. In the state of Washington, state law allows only our staffing services and management employees to be covered under the Company’s self-insured workers’ compensation program.

We have provided a total of $12.7 million and $12.4 million at December 31, 2007 and 2006, respectively, as an estimated liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents our best estimate, which includes an evaluation of information provided by our internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with management’s evaluations of historical claims development and conversion factors and other trends. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for additional claims administration expenses. Based upon our evaluation of open workers’ compensation claims at December 31, 2007, we recorded an additional workers’ compensation expense of $2.2 million (pre-tax) and a similar increase in the accrued workers’ compensation claims liabilities in the fourth quarter of 2007 to reflect our estimated costs to close workers’ compensation claims. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Liabilities incurred for work-related employee fatalities and for severely injured workers, as determined by the state in which the accident occurred, are recorded either at an agreed lump-sum settlement amount or the net present value of future fixed and determinable payments over the actuarially determined remaining life expectancy of the

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Workers’ Compensation Claims (Continued)

beneficiary, discounted at a rate that approximates a long-term, high-quality corporate bond rate.

Effective January 1, 2007, we incorporated a wholly owned fully licensed captive insurance company (“AICE”) to provide opportunities to participate in more competitive and cost effective insurance markets and provide additional flexibility in risk management. Concurrent with the formation of AICE, we increased our excess workers’ compensation insurance retention from $1.0 million per occurrence to $5.0 million per occurrence in all our self-insured states, except for Maryland where our retention remains at $1.0 million per occurrence. During 2006, we maintained excess workers’ compensation insurance to limit our self-insurance exposure to $1.0 million per occurrence in all states. We present our accrued liabilities for workers’ compensation claims on a gross basis along with a corresponding receivable from our insurers, as we are the primary obligor for payment of the related insured claims. We will continue our past practice of evaluating the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

At December 31, 2007, our long-term workers’ compensation claims liabilities in the accompanying balance sheet included $597,000 for work-related fatalities. The aggregate undiscounted pay-out amount related to the catastrophic injuries and fatalities is $874,000. The discount rates applied to the discounted liabilities range from 4.88% to 9.00%. These rates represented the then-current rates for high quality long-term debt securities available at the date of loss with maturities equal to the length of the pay-out period to the beneficiaries. The actuarially determined pay-out periods to the beneficiaries range from 8 to 32 years.

The states of Oregon, Maryland, Washington and Delaware require us to maintain specified investment balances or other financial instruments, totaling $7.7 million at December 31, 2007 and $4.9 million at December 31, 2006, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 2007, we have provided standby letters of credit and a surety bond totaling $5.9 million. The investments are included in restricted marketable securities and workers’ compensation deposits in the accompanying balance sheets. We participate in California’s alternative security program requiring us to pay the State an annual fee, which is determined by several factors, including the amount of a calculated future security deposit and our overall credit rating. The annual fee paid to the State of California for 2007, 2006 and 2005 was $217,000, $283,000 and $374,000, respectively.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Workers’ Compensation Claims (Continued)

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Year Ended December 31,
	2007	2006	2005
Balance at January 1,
Workers' compensation claims liabilities	$12,374	$17,369	$14,157
Claims expense accrual	12,337	7,750	10,869
Claims payments related to:
Current year	2,894	3,486	2,993
Prior years	9,076	9,259	4,664

Total paid	11,970	12,745	7,657

Balance at December 31,
Workers’ compensation claims liabilities	$12,741	$12,374	$17,369

7.	Credit Facility

We entered into a new Credit Agreement (the “Credit Agreement”) with our principal bank, effective July 1, 2007. The Credit Agreement, as amended, provides for an unsecured revolving credit facility of up to $7.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $7.0 million. The interest rate on advances, if any, will be, at our discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2008.

Pursuant to the Credit Agreement, we are required to maintain compliance with the following financial covenants: (1) net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end, and (2) pre-tax profit not less than $1.00 (one dollar) on a quarterly basis, determined as of each fiscal quarter end. We were in compliance with these covenants as of December 31, 2007. We had letters of credit totaling approximately $5.8 million outstanding at December 31, 2007, primarily in connection with various deposit requirements for our self-insured workers’ compensation programs. As of December 31, 2007, we had approximately $1.2 million available under our $7.0 million credit facility.

During the year ended December 31, 2007, the maximum balance outstanding under the revolving credit facility was $1.1 million, the weighted average outstanding balance for the 23 days in which the Company had drawn against the facility was $650,000, and the weighted average interest rate during the period was 8.25%. The weighted average interest rate during 2007 was calculated using daily weighted averages.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	401(k) Savings Plan

We have a Section 401(k) Retirement Savings Plan for the benefit of our eligible employees. All staffing and management employees 21 years of age or older become eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive 12-month period following the initial date of employment. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. The determination of discretionary Company contributions to the plan, if any, is at the sole discretion of our Board of Directors. No discretionary company contributions were made to the plan for the years ended December 31, 2007, 2006 and 2005.

Beginning in 2006, we made matching contributions to the 401(k) plan under a safe harbor provision, whereby the Company matches 100% of contributions by management and staffing employees up to 3% of each participating employee’s annual compensation; and 50% of the employee’s contributions up to an additional 2% of annual compensation. We made $488,000 and $413,000 in matching contributions during 2007 and 2006, respectively. Participants’ interests in Company safe harbor contributions to the plan are fully vested when made.

9.	Commitments

Lease commitments

We lease certain of our offices under operating lease agreements that require minimum annual payments as follows (in thousands):

Year ending December 31,

2008	$2,601
2009	1,954
2010	1,346
2011	749
2012	365
2013 and thereafter	128

$7,143

Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $2.5 million, $2.2 million and $2.0 million, respectively.

10.	Related Party Transactions

In October 2001, the Company entered into an agreement with Mr. Sherertz, the CEO, to rent a residence in La Quinta, California owned by Mr. Sherertz for marketing, customer relations and business meeting purposes. During 2005, we paid Mr. Sherertz $95,000 for rental of the property. Effective December 12, 2005, the Company purchased the

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Related Party Transactions (Continued)

residence from Mr. Sherertz for $1.15 million based upon the average of two independent appraisals. The purchase was approved by a majority of the independent directors of the Company. The residence is recorded in other assets on our consolidated balance sheet at December 31, 2007 and 2006.

11.	Income Taxes

The provisions for income taxes are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$3,826	$4,980	$7,285
State	1,160	1,146	1,678

	4,986	6,126	8,963

Deferred:
Federal	3,368	2,472	(1,332)
State	758	556	(191)

	4,126	3,028	(1,523)

Total provision	$9,112	$9,154	$7,440

Deferred income tax assets (liabilities) are comprised of the following components (in thousands):

	December 31,
	2007	2006
Gross deferred income tax assets:
Workers’ compensation claims liabilities	$1,028	$3,178
Safety incentives payable	1,873	2,592
Allowance for doubtful accounts	29	127
Deferred compensation	102	60
Tax effect of unrealized losses, net	1,002	161
Capital loss carryforward	122	122
Other	134	29

	4,290	6,269

Gross deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(813)	(498)
Amortization of intangibles	(3,607)	(2,617)

	(4,420)	(3,115)

Net deferred income tax (liabilities) assets	$(130)	$3,154

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Income Taxes (Continued)

The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

	Year ended December 31,
	2007	2006	2005
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.8	4.3	4.8
Nondeductible expenses and other, net	(.9)	(.5)	(.5)
Federal tax-exempt interest income	(2.9)	(2.6)	(1.3)
Federal tax credits	(.8)	(.3)	(.7)

	35.2%	35.9%	37.3%

12.	Stock Incentive Plans

The Company’s 2003 Stock Incentive Plan (the “2003 Plan”), which provides for stock-based awards to our employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 600,000. No new grants of stock options may be made under our 1993 Stock Incentive Plan (the “1993 Plan”). At December 31, 2007, there were option awards covering 262,744 shares outstanding under the 1993 Plan, which to the extent they are terminated unexercised, are carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans were generally exercisable in four equal annual installments beginning one year after the date of grant and expire ten years after the date of grant, however, effective with the close of business on December 30, 2005, the compensation committee of the Board of Directors accelerated the vesting of all outstanding stock options.

A summary of the status of the Company’s stock options at December 31, 2007, 2006 and 2005, together with changes during the periods then ended, are presented below:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2004	867,104
Options granted at market price	233,228	$15.35
Options exercised	(174,978)	2.67

Outstanding at December 31, 2005	925,354
Options exercised	(186,051)	2.60

Outstanding at December 31, 2006	739,303
Options exercised	(32,712)	2.55

Outstanding at December 31, 2007	706,591

Available for grant at December 31, 2007	93,877

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Incentive Plans (Continued)

The following table presents information on stock options outstanding for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
(in thousands, except share data)	2007	2006
Intrinsic value of options exercised in the period	$724	$4,277

	As of December 31,
	2007	2006
Stock options fully vested and currently exercisable:
Number	706,591	739,303
Weighted average exercise price	$7.32	$7.11
Aggregate intrinisic value	$7,553	$12,060
Weighted average contractual term of options	5.76 years	6.73 years

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2005:

2005
Expected volatility	59%
Risk free rate of return	4.18%
Expected dividend yield	0%
Expected life (years)	4.8

Total fair value of options granted at market price was calculated as $1.9 million for the year ended December 31, 2005. There were no options granted during 2005 below market price. The weighted average fair value per share of all options granted in 2005 was $8.20.

The following table summarizes information about stock options outstanding at December 31, 2007:

Options outstanding				Options exercisable
Exercise price range	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Exercisable at December 31, 2007	Weighted- average exercise price

$ .97 - $ 2.20	322,187	$2.12	4.9	322,187	$2.12
2.42 - 5.17	70,369	2.53	3.4	70,369	2.53
8.33 - 17.50	314,035	13.73	7.1	314,035	13.73

	706,591			706,591

At December 31, 2007, 2006 and 2005, 706,591, 739,303 and 925,354 options were exercisable at weighted average per share exercise prices of $7.32, $7.11 and $6.20, respectively.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

13.	Stockholders’ Equity

In August 2005, we completed a follow-on offering of our common stock. We sold a total of 2,184,850 shares of common stock in the offering and received total net proceeds of $33.0 million after deducting underwriting discounts, commissions and offering expenses.

During 2007, 2006 and 2005, we recognized a tax benefit of $289,000, $1.6 million and $1.0 million, respectively, resulting from disqualifying dispositions of stock acquired in option exercises. We recorded this tax benefit in additional paid-in capital.

14.	Stock Repurchase Program

Under a stock repurchase program adopted by the Company in 1999, we have repurchased 3.1 million shares for a weighted average price of $2.98 per share. In accordance with Maryland corporation law, all repurchased shares were immediately cancelled. In July 2005, our Board of Directors terminated the 1999 repurchase program. In November 2006, the Board of Directors adopted a new stock repurchase program and authorized the repurchase of up to 500,000 shares from time to time in open market purchases. There were no stock repurchases during 2006. Effective November 2007, the Board increased the authorized number of shares to be repurchased to 1.0 million shares. During 2007, we repurchased 159,000 shares for a weighted average price of $16.35 per share.

15.	Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

16.	Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts and market price per share)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2005
Revenues	$49,244	$59,631	$64,551	$57,963
Cost of revenues	42,120	48,196	50,842	44,404
Net income	931	2,905	4,340	4,314
Basic earnings per share	.11	.33	.43	.39
Diluted earnings per share	.10	.31	.40	.37
Common stock market prices:
High	$16.59	$16.45	$23.50	$29.00
Low	8.99	12.27	14.65	21.00

Year ended December 31, 2006
Revenues	$58,285	$64,655	$69,423	$66,821
Cost of revenues	49,242	50,466	52,755	51,168
Net income	1,357	4,188	5,562	5,229
Basic earnings per share	.11	.37	.49	.46
Diluted earnings per share	.10	.36	.48	.45
Common stock market prices:
High	$27.60	$27.45	$22.70	$25.16
Low	21.05	18.09	18.20	20.30

Year ended December 31, 2007
Revenues	$60,588	$63,886	$82,908	$81,831
Cost of revenues	50,897	48,922	64,110	66,374
Net income	1,728	4,881	6,282	3,915
Basic earnings per share	.15	.43	.56	.35
Diluted earnings per share	.15	.42	.54	.34
Common stock market prices:
High	$25.15	$26.70	$27.70	$25.75
Low	21.86	22.81	22.21	15.75

17.	Subsequent Events

Subsequent to year end, effective February 4, 2008, the Company acquired certain assets of First Employment Services, Inc., a privately-held staffing company with offices in Tempe and Phoenix, Arizona. The Company paid $3.8 million in cash upon closing and agreed to pay additional consideration of $1.2 million in cash contingent upon 2008 financial performance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. Registrant

Date: March 14, 2008	By:	/s/ Michael D. Mulholland
Michael D. Mulholland Vice President-Finance, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2008.

Principal Executive Officer and Director:

/s/ William W. Sherertz	President and Chief Executive Officer and
William W. Sherertz	Director

Principal Financial Officer:

/s/ Michael D. Mulholland	Vice President-Finance, Treasurer and
Michael D. Mulholland	Secretary

Principal Accounting Officer:

/s/ James D. Miller	Controller and Assistant Secretary
James D. Miller

Majority of Directors:

/s/ Thomas J. Carley	Director
Thomas J. Carley

/s/ James B. Hicks	Director
James B. Hicks, Ph.D.

/s/ Roger L. Johnson	Director
Roger L. Johnson

/s/ Jon L. Justesen	Director
Jon L. Justesen

/s/ Anthony Meeker	Director
Anthony Meeker

EXHIBIT INDEX

3.1	Charter of the Registrant, as amended. Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

3.2	Bylaws of the Registrant, as amended through November 16, 2007. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 19, 2007.

The Registrant has incurred long-term indebtedness as to which the amount involved is less than 10 percent of the Registrant’s total assets. The Registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10.1	Second Amended and Restated 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*

10.2	Form of Indemnification Agreement with each director of the Registrant. Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 33-61804).*

10.3	Summary of annual cash incentive bonus award program for executive officers of the Registrant. Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).*

10.4	Employment Agreement between the Registrant and Michael D. Mulholland, dated
January 26, 1999. Incorporated by reference to Exhibit 10.4 to the Registrant’s
Annual Report on Form 10-K for the year ended December 31, 1998.*

10.5	Credit Agreement dated as of July 1, 2005, between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”), Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2005.

10.6	Second Amendment dated as of July 1, 2007, to Credit Agreement dated as of July 1, 2005, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.7	Revolving Line of Credit Note dated as of July 1, 2007, in the amount of $4,000,000 issued to Wells Fargo. Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007.

10.8	Third Amendment dated as of August 21, 2007 to Credit Agreement dated as of July 1, 2005, between the Registrant and Wells Fargo.

10.9	2003 Stock Incentive Plan of the Registrant (the “2003 Plan”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.*

10.10	Form of Incentive Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”).*

10.11	Form of Nonqualified Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2003 10-K.*

10.12	Form of Incentive Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).*

10.13	Form of Nonqualified Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2005 10-K.*

10.14	Form of Annual Director Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.13 to the 2003 10-K.*

10.15	Form of Annual Director Option Agreement for July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.14 to the 2005 10-K.*

10.16	Summary of Compensatory Arrangement with William W. Sherertz. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.17	Employment Agreement between the Registrant and Michael L. Elich, dated September 25, 2001. Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-2 (Registration No. 333-126496) filed July 11, 2005.*

10.18	Summary of compensatory arrangements for non-employee directors of the Registrant.*

14	Code of Business Conduct. Incorporated by reference to Exhibit 14 to the 2003 10-K.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

*	Denotes a management contract or a compensatory plan or arrangement.