Form 10-Q
period 2008-03-31
BARRETT BUSINESS SERVICES INC
filed 2008-05-12
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $.01 par value, outstanding at April 30, 2008 was 11,016,069 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$54,906	$62,779
Marketable securities	1,458	1,717
Trade accounts receivable, net	41,204	36,673
Prepaid expenses and other	3,816	2,336
Deferred income taxes	3,249	3,138
Workers’ compensation receivables for insured claims	225	225

Total current assets	104,858	106,868
Marketable securities	419	417
Goodwill, net	45,315	41,508
Property, equipment and software, net	15,934	16,136
Restricted marketable securities and workers’ compensation deposits	3,198	2,750
Other assets	1,667	1,649
Workers’ compensation receivables for insured claims	3,570	3,896

	$174,961	$173,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$929	$1,516
Accrued payroll, payroll taxes and related benefits	38,716	33,553
Other accrued liabilities	647	1,064
Workers’ compensation claims liabilities	6,463	6,031
Workers’ compensation claims liabilities for insured claims	225	225
Safety incentives liability	5,637	5,911

Total current liabilities	52,617	48,300
Customer deposits	724	752
Long-term workers’ compensation claims liabilities	4,013	4,021
Long-term workers’ compensation claims liabilities for insured claims	2,417	2,464
Deferred income taxes	3,269	3,268
Deferred gain on sale and leaseback	640	671
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 11,033 and 11,127 shares issued and outstanding	110	111
Additional paid-in capital	36,911	38,418
Other comprehensive loss	(1,683)	(1,516)
Retained earnings	75,943	76,735

	111,281	113,748

	$174,961	$173,224

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues:
Staffing services	$35,819	$28,015
Professional employer service fees	30,375	32,573

Total revenues	66,194	60,588

Cost of revenues:
Direct payroll costs	26,383	21,142
Payroll taxes and benefits	24,445	23,911
Workers’ compensation	6,804	5,844

Total cost of revenues	57,632	50,897

Gross margin	8,562	9,691
Selling, general and administrative expenses	8,669	7,388
Depreciation and amortization	376	349

Income (loss) from operations	(483)	1,954

Other income (expense):
Interest expense	(3)	(2)
Investment income, net	640	779
Other	(11)	8

Other income (expense)	626	785

Income before income taxes	143	2,739
Provision for income taxes	52	1,011

Net income	$91	$1,728

Basic earnings per share	$.01	$.15

Weighted average number of basic shares outstanding	11,087	11,255

Diluted earnings per share	$.01	$.15

Weighted average number of diluted shares outstanding	11,423	11,681

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$91	$1,728
Reconciliations of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	376	349
Losses recognized on marketable securities	10	11
Purchases of marketable securities	(31)	(2)
Gain recognized on sale and leaseback	(31)	(31)
Deferred income taxes	1	(20)
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(4,531)	(4,092)
Prepaid expenses and other	(1,480)	(611)
Accounts payable	(587)	297
Accrued payroll, payroll taxes and related benefits	5,163	4,761
Income taxes payable	—	216
Other accrued liabilities	(417)	236
Workers’ compensation claims liabilities	703	(946)
Safety incentives liability	(274)	(72)
Customer deposits and other assets, net	(45)	293

Net cash (used in) provided by operating activities	(1,052)	2,117

Cash flows from investing activities:
Cash paid for acquisitions, including other direct costs	(3,837)	(500)
Purchases of property and equipment, net of amounts purchased in acquisitions	(145)	(224)
Purchases of marketable securities	—	(729)
Proceeds from maturities of restricted marketable securities	901	1,017
Purchases of restricted marketable securities	(1,349)	(1,104)

Net cash used in investing activities	(4,430)	(1,540)

Cash flows from financing activities:
Proceeds from credit-line borrowings	4,101	4,879
Payments on credit-line borrowings	(4,101)	(4,879)
Proceeds from the exercise of stock options	8	13
Dividends paid	(883)	(789)
Repurchase of common stock	(1,539)	—
Tax benefit of stock option exercises	23	32

Net cash used in financing activities	(2,391)	(744)

Net decrease in cash and cash equivalents	(7,873)	(167)
Cash and cash equivalents, beginning of period	62,779	69,874

Cash and cash equivalents, end of period	$54,906	$69,707

Supplemental schedule of noncash investing activities:
Acquisition of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$3,807	$500
Intangible assets acquired	15	—
Tangible assets acquired	15	—

Net cash paid for acquisitions	$3,837	$500

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“Barrett”, “BBSI” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K at pages F1 - F24. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

Effective January 1, 2007, the Company formed a wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”). AICE is a fully licensed captive insurance company holding a certificate of authority from the Arizona Department of Insurance. The purpose of AICE is twofold: (1) to provide access to more competitive and cost effective insurance markets and (2) to provide additional flexibility in cost effective risk management. The captive principally provides coverage for workers’ compensation claims occurring on or after January 1, 2007. During the second quarter of 2007, AICE began to provide general liability insurance coverage for BBSI on an as requested basis by third parties such as customers, landlords and other vendors.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $100,000 at March 31, 2008 and at December 31, 2007, respectively. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

Workers’ compensation claims

The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees subject to Professional Employer Organization (“PEO”) contracts) working in California, Oregon, Maryland and Delaware. In the state of Washington, state law allows only the Company’s staffing services and internal management employees to be covered under the Company’s self-insured workers’ compensation program. To manage our financial exposure, in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance (through our captive insurance company) with a per occurrence retention of $5.0 million, except in Maryland, where our per occurrence retention is $1.0 million effective January 1, 2007. AICE maintains excess workers’ compensation insurance coverage with AIG between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with AIG is between $1.0 million and $25.0 million per occurrence.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers’ compensation claims (continued)

The Company has provided a total of $13.1 million and $12.7 million at March 31, 2008 and December 31, 2007, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $2.4 million and $2.5 million at March 31, 2008 and December 31, 2007, respectively. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes an evaluation of information provided by the Company’s internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with management’s evaluations of historical claims development and conversion factors and other trends. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting certain established loss objectives. The Company has provided $5.6 million and $5.9 million at March 31, 2008 and December 31, 2007, respectively, as an estimated future liability for safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss), but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on its publicly traded marketable securities designated as “available-for-sale”, net of realized gains or losses included in net income.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 2 - Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 has not had a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). This statement gives the Company the option to elect to carry certain financial assets and liabilities at fair value with change in fair value recorded in earnings. The adoption of SFAS 159 effective January 1, 2008 has not had a material effect on our consolidated financial statements.

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

Note 3 - Acquisitions

Effective February 4, 2008, the Company acquired certain assets of First Employment Services, Inc., a privately held staffing company with offices in Tempe and Phoenix, Arizona. The Company paid $3.8 million in cash upon closing and agreed to pay additional consideration of $1.2 million in cash contingent upon the first 12 months of financial performance. The transaction resulted in the recognition of $3.8 million of goodwill, $15,000 of other assets and $15,000 of fixed assets. The Company’s consolidated income statements for the three months ended March 31, 2008 include First Employment’s results of operations since February 4, 2008.

Effective December 3, 2007, we acquired certain assets of Phillips Temps, Inc., a privately held staffing company with an office in downtown Denver, Colorado. The Company paid $1.3 million in cash for the assets of Phillips Temps and the selling shareholders’ noncompete agreements and paid an additional $300,000 on March 3, 2008. There was no contingent consideration. The transaction resulted in the recognition of $1.6 million of goodwill, $20,000 of other assets and $8,000 of fixed assets.

Effective July 2, 2007, the Company acquired certain assets of Strategic Staffing, Inc., a privately held staffing services company with five offices in Utah and one office in Colorado Springs, Colorado. The Company paid $12.0 million in cash for the assets of Strategic Staffing and the selling shareholders’ noncompete agreements and agreed to pay additional consideration contingent upon the first 12 months of financial performance. The transaction resulted in the recognition of $11.9 million of goodwill, $60,000 of intangible assets and $117,000 of fixed assets.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Three Months Ended March 31,
	2008	2007
Weighted average number of basic shares outstanding	11,086,860	11,255,075
		—
Stock option plan shares to be issued at prices ranging from $0.97 to $17.50 per share	703,665	737,302
Less: Assumed purchase at average market price during the period using proceeds received upon exercise of options and purchase of stock, and using tax benefits of compensation due to premature dispositions	(367,050)	(311,766)

Weighted average number of diluted shares outstanding	11,423,475	11,680,611

The above share totals for the quarter ended March 31, 2008 reflect the repurchase of 97,354 shares at a total value of $1.5 million in accordance with the Company’s stock repurchase program.

Note 5 - Stock Incentive Plans and Stock-Based Compensation

The Company’s 2003 Stock Incentive Plan (the “2003 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 600,000. No new grants of stock options may be made under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”). At March 31, 2008, there were option awards covering 262,744 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, will be carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans generally expire ten years after the date of the grant. They were generally exercisable in four equal annual installments beginning one year after the date of grant; however, effective with the close of business on December 30, 2005, the compensation committee of the board of directors accelerated the vesting of all outstanding stock options.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 - Stock Incentive Plans and Stock-Based Compensation (Continued)

on January 1, 2006 and applied the modified prospective transition method. Under this transition method, we (1) did not restate any prior periods and (2) will recognize compensation expense for all future share-based payment awards. We have not granted stock options since the adoption of SFAS 123R and, as of March 31, 2008, there were no unvested options outstanding. Therefore, we did not recognize compensation expense under SFAS 123R during the three-month periods ended March 31, 2008 and 2007.

The following table summarizes options activity in 2008:

	Number of Options	Grant Prices
Outstanding at December 31, 2007	706,591	$2.00	to	$17.50
Options granted	—
Options exercised	3,875			$2.01
Options cancelled or expired	—

Outstanding at March 31, 2008	702,716	$2.00	to	$17.50

Exercisable at March 31, 2008	702,716

Available for grant at March 31, 2008	93,877

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended March 31,
(in thousands, except share data)	2008	2007
Intrinsic value of options exercised in the period	$58	$80

	As of March 31,
	2008	2007
Stock options fully vested and currently exercisable:
Number of shares	702,716	735,553
Weighted average exercise price	$7.35	$7.14
Aggregate intrinisic value	$6,877	$11,706
Weighted average contractual term of options	5.52 years	6.49 years

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at January 1
Workers’ compensation claims liabilities	$12,741	$12,374
Add: claims expense accrual	3,539	1,809
Less: claim payments related to:
Current year	158	37
Prior years	3,004	2,767

Total paid	3,162	2,804

Balance at March 31
Workers’ compensation claims liabilities	$13,118	$11,379

Note 7 - Fair Value Measurement

The Company has determined that its current marketable securities should be presented at their fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For valuation techniques using a fair-value hierarchy, the Company has determined that its current marketable securities fall into the Level 1 category, which values assets at the quoted prices in active markets for the same identical assets. There were no assets or liabilities where Level 2 and 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Current marketable securities consist of investments in equity securities and closed-end bond funds (in thousands):

	March 31, 2008			December 31, 2007
	Cost	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Losses	Fair Value
Current marketable securities	$4,275	$(2,817)	$1,458	$4,244	$(2,527)	$1,717

The continuing dislocation in the credit markets has exacerbated a decline in the current market value of a certain portion of the Company’s investment portfolio allocated to four closed-end bond funds to an amount below the original investment of $4.0 million. If the decline in value is determined in the future to be other than temporary, the Company could be required to record an impairment charge.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007.

	Percentage of Total Revenues
	Three Months Ended March 31,
	2008	2007
Revenues:
Staffing services	54.1%	46.2%
Professional employer service fees	45.9	53.8

Total revenues	100.0	100.0

Cost of revenues:
Direct payroll costs	39.9	34.9
Payroll taxes and benefits	36.9	39.5
Workers’ compensation	10.3	9.6

Total cost of revenues	87.1	84.0

Gross margin	12.9	16.0
Selling, general and administrative expenses	13.1	12.2
Depreciation and amortization	0.5	0.6

Income (loss) from operations	(0.7)	3.2
Other income	0.9	1.3

Pretax income	0.2	4.5
Provision for income taxes	0.1	1.7

Net income	0.1%	2.8%

We report PEO revenues in accordance with the requirements of Emerging Issues Task Force No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent” (“EITF No. 99-19”), which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the gross revenues and cost of revenues information set forth in the table below. Although not in accordance with GAAP, management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

(in thousands)	Unaudited Three Months Ended March 31,
	2008	2007
Revenues:
Staffing services	$35,819	$28,015
Professional employer services	223,761	229,513

Total revenues	259,580	257,528

Cost of revenues:
Direct payroll costs	217,853	216,628
Payroll taxes and benefits	24,445	23,911
Workers’ compensation	8,720	7,298

Total cost of revenues	251,018	247,837

Gross margin	$8,562	$9,691

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited Three Months Ended March 31,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2008	2007	2008	2007	2008	2007
Revenues:
Staffing services	$35,819	$28,015	$—	$—	$35,819	$28,015
Professional employer services	223,761	229,513	(193,386)	(196,940)	30,375	32,573

Total revenues	$259,580	$257,528	$(193,386)	$(196,940)	$66,194	$60,588

Cost of revenues	$251,018	$247,837	$(193,386)	$(196,940)	$57,632	$50,897

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Three months ended March 31, 2008 and 2007

Net income for the first quarter of 2008 amounted to $91,000, a decline of 94.7% or $1.6 million from net income of $1.7 million for the first quarter of 2007. The decline for the first quarter of 2008 was primarily due to lower gross margin dollars as a result of higher direct payroll costs and higher workers’ compensation expense and to higher selling, general and administrative expenses. Diluted earnings per share for the first quarter of 2008 were $.01 compared to $.15 for the comparable 2007 period.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2008 and 2007 (Continued)

Revenues for the first quarter of 2008 totaled $66.2 million, an increase of approximately $5.6 million or 9.3%, which reflects an increase in the Company’s staffing services revenue, and a slight decrease in PEO service fee revenue. Staffing services revenue increased approximately $7.8 million or 27.9% over the comparable 2007 quarter primarily due to the three acquisitions made since July 2007. On a comparable branch office basis, i.e. without the effect of the three acquisitions, staffing services revenues for the first quarter declined 11.5% or approximately $3.2 million from the comparable quarter in 2007. The decline in staffing services revenue was attributable to general economic conditions affecting our customers’ business. Management expects demand for the Company’s staffing services will continue to reflect overall economic conditions in its market areas. PEO service fee revenue decreased approximately $2.2 million or 6.7% from the 2007 first quarter primarily due to a decline in business with existing PEO customers, offset in part by the net effect from the addition of new customers. General economic conditions continue to adversely affect the growth of our existing PEO customer base.

Gross margin for the first quarter of 2008 totaled approximately $8.6 million, which represented a decrease of $1.1 million or 11.6% from the first quarter of 2007, primarily due to higher direct payroll costs and higher workers’ compensation costs in terms of total dollars and as a percentage of revenues. The gross margin percent decreased from 16.0% of revenues for the first quarter of 2007 to 12.9% for the first quarter of 2008. The increase in direct payroll costs, as a percentage of revenues, from 34.9% for the first quarter of 2007 to 39.9% for the first quarter of 2008 reflects the shift in the overall mix of services from PEO services to staffing services in the Company’s customer base primarily resulting from the three acquisitions made since July 2007 and the effect of each customer’s unique mark-up percent. Workers’ compensation expense, as a percent of revenues, increased from 9.6% in the first quarter of 2007 to 10.3% in the first quarter of 2008. Workers’ compensation expense for the first quarter of 2008 totaled $6.8 million, compared to $5.8 million for the first quarter of 2007. This increase was primarily due to higher estimates for claim costs in states where the Company is self-insured. The decrease in payroll taxes and benefits, as a percentage of revenues, from 39.5% for the first quarter of 2007 to 36.9% for the first quarter of 2008, was largely due to the effect of growth in staffing services, offset in part by higher effective state unemployment tax rates in various states in which the Company operates as compared to the first quarter of 2007.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2008 amounted to approximately $8.7 million, an increase of $1.3 million or 17.3% over the first quarter of 2007. The increase over the first quarter of 2007 was primarily attributable to the incremental SG&A expense associated with the three acquisitions made since July 2007, which represented $1.4 million, partially offset by a $150,000 or 2.0% decrease in comparable branch

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2008 and 2007 (Continued)

operating expenses resulting from the similar level of business in the first quarter of 2008 compared to the same quarter of 2007. SG&A expenses, as a percentage of revenues, increased from 12.2% in the first quarter of 2007 to 13.1% in the first quarter of 2008.

Other income for the first quarter of 2008 was $626,000 compared to $785,000 for the first quarter of 2007. The decline in other income for the first quarter of 2008 was primarily attributable to decreased investment income earned on the Company’s cash balances.

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

Liquidity and Capital Resources

The Company’s cash position for the three months ended March 31, 2008 decreased $7.9 million from December 31, 2007, which compares to a decrease of $167,000 for the comparable period in 2007. The decrease in cash at March 31, 2008 as compared to December 31, 2007, was primarily due to cash used for the First Employment Services acquisition of $3.8 million, the Company’s repurchase of its common stock of $1.5 million and cash used in operating activities of $1.1 million.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

Net cash used in operating activities for the three months ended March 31, 2008 amounted to $1.1 million, as compared to cash provided by operating activities of $2.1 million for the comparable 2007 period. For the three months ended March 31, 2008, cash flow was principally used by an increase of $4.5 million in trade accounts receivable and an increase of $1.5 million in prepaid expenses and other, offset in part by an increase in accrued payroll and related benefits of $5.2 million.

Net cash used in investing activities totaled $4.4 million for the three months ended March 31, 2008, compared to $1.5 million for the similar 2007 period. For the 2008 period, the principal uses of cash for investing activities were for the acquisition of First Employment Services of $3.8 million, and the purchase of restricted marketable securities of $1.3 million, offset in part by proceeds totaling $901,000 from maturities of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for the three-month period ended March 31, 2008 was $2.4 million as compared to net cash used in financing activities of $744,000 for the similar 2007 period. For the 2008 period, the principal use of cash for financing activities was the Company’s repurchase of its common stock of $1.5 million and the payment of a regular quarterly cash dividend totaling $883,000 to holders of the Company’s Common Stock.

As disclosed in Note 3 to the consolidated financial statements included in this report, the Company acquired certain assets of Strategic Staffing, Inc., a privately held staffing services company with five offices in Utah and one office in Colorado Springs, Colorado, effective July 2, 2007. The Company paid $12.0 million in cash on the effective date for the assets of Strategic Staffing and the selling shareholders’ non-compete agreements and agreed to pay additional consideration based upon the level of financial performance achieved by the Strategic Staffing offices during the ensuing 12-month period. The Company also acquired certain assets of Phillips Temps, Inc., a privately held staffing services company with an office in downtown Denver, Colorado. The Company paid $1.3 million in cash for the assets of Phillips Temps and the selling shareholders’ noncompete agreements and paid an additional $300,000 on March 3, 2008. There was no contingent consideration.

Also, as disclosed in Note 3 to the consolidated financial statements in this report, the Company acquired certain assets of First Employment Services, Inc., a privately held staffing services company with offices in Tempe and Phoenix, Arizona, effective February 4, 2008. As consideration for the acquisition, the Company paid $3.8 million in cash and agreed to pay additional consideration of $1.2 million contingent upon the first 12 months of financial performance. For 2007, First Employment’s revenues were approximately $7.5 million. Management anticipates that this acquisition may increase earnings by approximately 3 to 4 cents per diluted share for the 12-month period following the effective date.

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

The Company entered into a new credit agreement (the “Credit Agreement”) with its principal bank effective July 1, 2007. The Credit Agreement, as amended, provides for an unsecured revolving credit facility of up to $7.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $7.0 million, as to which there were $5.78 million outstanding at March 31, 2008 in connection with various surety deposit requirements for workers’ compensation purposes. The interest rate on advances against the revolving credit facility, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end, and (2) pre-tax profit of not less than $1.00 (one dollar) on a quarterly basis, determined as of each fiscal quarter end. The Company was in compliance with all covenants at March 31, 2008.

Management expects that current liquid assets, the funds anticipated to be generated from operations and credit available under the Credit Agreement will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months and the foreseeable future. The Credit Agreement expires July 1, 2008. Management anticipates that it will renew the Credit Agreement on terms and conditions that are not less favorable than those currently in effect.

The continuing dislocation in the credit markets has exacerbated a decline in the current market value of a certain portion of the Company’s investment portfolio allocated to four closed-end bond funds to an amount below the original investment of $4.0 million. If the decline in value is determined in the future to be other than temporary, the Company could be required to record a material impairment charge.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions and favorable trends in the Company’s market areas and effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and allowance for doubtful accounts, the effect on the Company’s formation of a wholly owned, fully licensed captive insurance subsidiary and becoming self-insured for certain business risks, the effectiveness of the Company’s management information systems, payment of future dividends, the recoverability of the carrying value of certain investments, and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, conditions in the global capital markets that may influence whether the market value of a portion of the Company’s investment portfolio, which is currently below cost, is other than temporary, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of $56.4 million in cash and marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of March 31, 2008, the Company’s investment portfolio consisted principally of approximately $50.1 million in tax-exempt municipal bonds with an average maturity of 230 days, $6.2 million in a tax-exempt money market fund and approximately $1.9 million in bond funds and corporate bonds. Based on the Company’s overall interest exposure at March 31, 2008, a 100 basis point change in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

BARRETT BUSINESS SERVICES, INC.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2008, continued to be ineffective in providing a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, as a result of the material weakness identified as of December 31, 2006, the nature of which is summarized below.

Internal Control Over Financial Reporting

In our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, a material weakness existed and is summarized as follows:

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

In order to address the material weakness in our IT systems described above, management initiated the following remedial actions during 2007 and will be taking additional steps regarding these priorities throughout 2008:

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

Internal Control Over Financial Reporting (Continued)

Management believes that these measures, when fully implemented, will mitigate the material weakness described above. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remedial measures and the effectiveness of our internal controls and procedures on an ongoing basis. As noted below, due to the ongoing nature of the implementation of these remedial measures, the changes in our internal control over financial reporting completed during the quarter ended March 31, 2008, did not have a material effect on such internal control.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BARRETT BUSINESS SERVICES, INC.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. The following table summarizes information related to stock repurchases during the quarter ended March 31, 2008.

Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
January	—	—	—	—
February	97,354	$15.81	$1,539,000	743,407
March	—	—	—	—

Total	97,354	$15.81	$1,539,000	743,407

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. (Registrant)

Date: May 12, 2008	/s/ James D. Miller
James D. Miller
Controller, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.