Form 10-Q
period 2008-06-30
BARRETT BUSINESS SERVICES INC
filed 2008-08-11
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Number of shares of common stock, $.01 par value, outstanding at July 31, 2008 was 10,740,089 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$16,640	$9,777
Marketable securities	30,098	50,364
Trade accounts receivable, net	45,296	36,673
Prepaid expenses and other	1,994	2,336
Deferred income taxes	3,271	3,138
Workers’ compensation receivables for insured claims	225	225

Total current assets	97,524	102,513
Marketable securities	7,755	4,772
Goodwill, net	45,316	41,508
Property, equipment and software, net	15,863	16,136
Restricted marketable securities and workers’ compensation deposits	3,896	2,750
Other assets	1,671	1,649
Workers’ compensation receivables for insured claims	3,490	3,896

	$175,515	$173,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,212	$1,516
Accrued payroll, payroll taxes and related benefits	37,855	33,553
Income taxes payable	527	—
Other accrued liabilities	713	1,064
Workers’ compensation claims liabilities	7,037	6,031
Workers’ compensation claims liabilities for insured claims	225	225
Safety incentives liability	4,663	5,911

Total current liabilities	52,232	48,300
Customer deposits	687	752
Long-term workers’ compensation claims liabilities	4,926	4,021
Long-term workers’ compensation claims liabilities for insured claims	2,372	2,464
Deferred income taxes	3,269	3,268
Deferred gain on sale and leaseback	610	671
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 10,891 and 11,127 shares issued and outstanding	109	111
Additional paid-in capital	34,702	38,418
Other comprehensive loss	(1,716)	(1,516)
Retained earnings	78,324	76,735

	111,419	113,748

	$175,515	$173,224

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2008	2007
Revenues:
Staffing services	$40,604	$29,747
Professional employer service fees	31,579	34,139

Total revenues	72,183	63,886

Cost of revenues:
Direct payroll costs	29,943	22,416
Payroll taxes and benefits	20,721	20,542
Workers’ compensation	7,465	5,964

Total cost of revenues	58,129	48,922

Gross margin	14,054	14,964
Selling, general and administrative expenses	9,165	7,727
Depreciation and amortization	382	316

Income from operations	4,507	6,921

Other income (expense):
Investment income, net	535	808
Other	52	(18)

Other income (expense)	587	790

Income before income taxes	5,094	7,711
Provision for income taxes	1,844	2,830

Net income	$3,250	$4,881

Basic earnings per share	$.30	$.43

Weighted average number of basic shares outstanding	10,937	11,263

Diluted earnings per share	$.29	$.42

Weighted average number of diluted shares outstanding	11,221	11,690

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2008	2007
Revenues:
Staffing services	$76,423	$57,762
Professional employer service fees	61,954	66,712

Total revenues	138,377	124,474

Cost of revenues:
Direct payroll costs	56,326	43,558
Payroll taxes and benefits	45,166	44,453
Workers’ compensation	14,269	11,808

Total cost of revenues	115,761	99,819

Gross margin	22,616	24,655
Selling, general and administrative expenses	17,834	15,115
Depreciation and amortization	758	665

Income from operations	4,024	8,875

Other income (expense):
Interest expense	(3)	(2)
Investment income, net	1,176	1,587
Other	40	(10)

Other income (expense)	1,213	1,575

Income before provision for income taxes	5,237	10,450
Provision for income taxes	1,896	3,841

Net income	$3,341	$6,609

Basic earnings per share	$.30	$.58

Weighted average number of basic shares outstanding	11,012	11,259

Diluted earnings per share	$.30	$.57

Weighted average number of diluted shares outstanding	11,322	11,686

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,341	$6,609
Reconciliations of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	758	665
(Gains) losses recognized on marketable securities	(42)	8
Purchases of marketable securities	(31)	(2)
Gains recognized on sale and leaseback	(61)	(61)
Deferred income taxes	2	1,523
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(8,623)	(5,578)
Prepaid expenses and other	342	(169)
Accounts payable	(304)	(218)
Accrued payroll, payroll taxes and related benefits	4,302	1,416
Income taxes payable	527	847
Other accrued liabilities	(351)	421
Workers’ compensation claims liabilities	2,225	(1,606)
Safety incentives liability	(1,248)	296
Customer deposits and other assets, net	(101)	122

Net cash provided by operating activities	736	4,273

Cash flows from investing activities:
Cash paid for acquisitions, including other direct costs	(3,838)	(500)
Purchases of property and equipment, net of amounts purchased in acquisitions	(441)	(429)
Proceeds from sales and maturities of marketable securities	72,378	61,193
Purchases of marketable securities	(55,356)	(62,199)
Proceeds from maturities of restricted marketable securities	1,693	1,807
Purchases of restricted marketable securities	(2,839)	(1,847)

Net cash provided by (used in) investing activities	11,597	(1,975)

Cash flows from financing activities:
Proceeds from credit-line borrowings	5,040	5,202
Payments on credit-line borrowings	(5,040)	(5,202)
Proceeds from the exercise of stock options	221	25
Dividends paid	(1,752)	(1,577)
Repurchase of common stock	(3,997)	—
Tax benefit of stock option exercises	58	128

Net cash used in financing activities	(5,470)	(1,424)

Net increase in cash and cash equivalents	6,863	874
Cash and cash equivalents, beginning of period	9,777	23,071

Cash and cash equivalents, end of period	$16,640	$23,945

Supplemental schedule of noncash investing activities:
Acquisition of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$3,808	$500
Intangible assets acquired	15	—
Tangible assets acquired	15	—

Net cash paid for acquisitions	$3,838	$500

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“Barrett”, “BBSI” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K at pages F1- F24. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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

Financial Statement Reclassification

Certain prior year amounts have been reclassified to present variable rate demand notes (“VRDN”) and municipal bonds as short-term investments instead of cash and cash equivalents. The Company has revised its consolidated balance sheet for the year ended December 31, 2007 and its consolidated statements of cash flows for the six month period ended June 30, 2007. As a result, the Company’s investments in VRDN and municipal bonds in the amount of $53.0 million at December 31, 2007, which had previously been included in cash and cash equivalents, are presented as investments in the accompanying consolidated balance sheet at December 31, 2007. As a result of this reclassification, the aggregate purchases and proceeds from the sale of these securities for the six month period ended June 30, 2007 will be presented in the consolidated statements of cash flows from investing activities. These reclassifications had no impact on the Company’s results of operations, changes in shareholders’ equity, or cash flows from operating activities and financing activities.

Our investments in municipal bonds generally consist of bonds from highly rated issuers that are within one to two years of maturity. VRDN are instruments bundled with long-term municipal bonds from highly rated issuers that are traded at par value with an interest rate reset weekly at varying intervals. These instruments include provisions whereby the Company can put the instrument back to the issuer.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Financial Statement Reclassification (Continued)

The Company had historically classified VRDN and municipal bonds as cash and cash equivalents which was based on the Company’s ability to liquidate its holdings on short notice and the limited exposure to market volatility of these investments. While our investment strategy continues to emphasize liquidity and close management of market risk, we believe these reclassifications provide greater transparency as to the components of our short-term investments. The effects of these reclassifications are summarized in the table below.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007		Six Months Ended June 30, 2007
(in thousands)	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified
Cash flows from investing activities:
Purchases of marketable securities	$—	$(45,392)	$(729)	$(28,375)	$(729)	$(62,199)
Proceeds from sales and maturities of marketable securities	—	45,015	—	25,575	—	61,193
Net cash used in investing activities	(4,430)	(4,807)	(1,540)	(3,611)	(1,698)	(1,975)
Net (decrease) increase in cash and cash equivalents	(7,873)	(8,250)	(167)	(2,238)	1,151	874
Cash and cash equivalents, beginning of period	62,779	9,777	69,874	23,071	69,874	23,071
Cash and cash equivalents, end of period	54,906	1,527	69,707	20,833	71,025	23,945

Current marketable securities, end of period	1,458	44,002	3,845	45,377	3,625	43,514
Long-term marketable securities, end of period	419	11,254	409	7,751	411	7,602

Marketable Securities

As of June 30, 2008, the Company’s marketable securities consisted of tax-exempt municipal securities, Variable Rate Demand Notes (VRDN), closed-end bond funds, equity securities and corporate bonds. The Company classifies municipal securities, VRDN and the closed-end bond funds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of other comprehensive income (loss) in stockholders’ equity. The equity securities are classified as trading and are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of net income. The corporate bonds are classified as held-to-maturity and are reported at amortized cost.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $249,000 and $100,000 at June 30, 2008 and December 31, 2007, respectively. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

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

The Company has provided a total of $14.6 million and $12.7 million at June 30, 2008 and December 31, 2007, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $2.6 million and $2.7 million at June 30, 2008 and December 31, 2007, respectively. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes an evaluation of information provided by the Company’s internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with management’s evaluations of historical claims development and conversion factors and other trends. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting certain established loss objectives. The Company has provided $4.7 million and $5.9 million at June 30, 2008 and December 31, 2007, respectively, as an estimated future liability for safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 – Basis of Presentation of Interim Period Statements (Continued)

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

Note 2 – Recent Accounting Pronouncements

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

Note 3 – Acquisitions

Effective February 4, 2008, the Company acquired certain assets of First Employment Services, Inc., a privately held staffing company with offices in Tempe and Phoenix, Arizona. The Company paid $3.8 million in cash upon closing and agreed to pay additional consideration of $1.2 million in cash contingent upon the first 12 months of financial performance. The transaction resulted in the recognition of $3.8 million of goodwill, $15,000 of other assets and $15,000 of fixed assets. The Company’s consolidated income statements for the six months ended June 30, 2008 include First Employment’s results of operations since February 4, 2008.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 – Acquisitions (Continued)

Effective December 3, 2007, we acquired certain assets of Phillips Temps, Inc., a privately held staffing company with an office in downtown Denver, Colorado. The Company paid $1.6 million in cash for the assets of Phillips Temps and the selling shareholders’ noncompete agreements. There was no contingent consideration. The transaction resulted in the recognition of $1.6 million of goodwill, $20,000 of other assets and $8,000 of fixed assets.

Effective July 2, 2007, the Company acquired certain assets of Strategic Staffing, Inc., a privately held staffing services company with five offices in Utah and one office in Colorado Springs, Colorado. The Company paid $12.0 million in cash for the assets of Strategic Staffing and the selling shareholders’ noncompete agreements and agreed to pay additional consideration contingent upon the first 12 months of financial performance. Management expects to complete the evaluation of the financial performance criteria for the 12 month period during the third quarter of 2008. The transaction to date resulted in the recognition of $11.9 million of goodwill, $60,000 of intangible assets and $117,000 of fixed assets.

Note 4 – Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of basic shares outstanding	10,936,871	11,262,664	11,011,865	11,258,870
Stock option plan shares to be issued at prices ranging from $2.00 to $17.50 per share	670,014	729,713	686,840	733,507
Less: Assumedpurchase at average market price during the period using proceeds received upon exercise of options and purchase of stock, and using tax benefits of compensation due to premature dispositions	(386,049)	(301,961)	(376,549)	(306,864)

Weighted average number of diluted shares outstanding	11,220,836	11,690,416	11,322,156	11,685,513

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation

The Company’s 2003 Stock Incentive Plan (the “2003 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 600,000. No new grants of stock options may be made under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”). At June 30, 2008, there were option awards covering 202,739 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, will be carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans generally expire ten years after the date of the grant. They were generally exercisable in four equal annual installments beginning one year after the date of grant; however, effective with the close of business on December 30, 2005, the compensation committee of the board of directors accelerated the vesting of all outstanding stock options.

The Company applies SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), to account for compensation expense for options awarded under its stock incentive plans. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period.

The following table summarizes options activity in 2008:

	Number of Options	Grant Prices
Outstanding at December 31, 2007	706,591	$2.00 to $ 17.50
Options granted	10,000	$11.97
Options exercised	(145,273)	$2.00 to $ 9.87
Options cancelled or expired	—

Outstanding at June 30, 2008	571,318	$2.00 to $ 17.50

Exercisable at June 30, 2008	561,318

Available for grant at June 30, 2008	83,877

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation (Continued)

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2008	2007	2008	2007
Intrinsic value of options exercised in the period	$998	$243	$1,056	$323

	As of June 30,
	2008	2007
Stock options:
Number of options	571,318	723,894
Options fully vested and currently exercisable	561,318	723,894
Weighted average exercise price	$7.86	$7.19
Aggregate intrinisic value	$3,038	$13,491
Weighted average contractual term of options	5.57 years	6.26 years

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months ended June 30, 2008, was estimated with the following weighted-average assumptions:

Three Months Ended June 30, 2008
Risk-free interest rate	1.7%
Expected dividend yield	2.7%
Expected term	7.27 years
Expected volatility	61.5%

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 – Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance
Workers’ compensation claims liabilities	$13,118	$11,379	$12,741	$12,374
Add: claims expense accrual	4,456	2,002	7,994	3,811
Less: claim payments related to:
Current year	736	735	894	772
Prior years	2,278	2,261	5,281	5,028

Total paid	3,014	2,996	6,175	5,800

Ending balance
Workers’ compensation claims liabilities	$14,560	$10,385	$14,560	$10,385

Note 7 – Fair Value Measurement

The Company has determined that its marketable securities should be presented at their fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For valuation techniques using a fair-value hierarchy, the Company has determined that its closed-end bond funds and equity securities components of its marketable securities fall into the Level 1 category, which values assets at the quoted prices in active markets for the same identical assets. The Company has also determined its municipal bonds and variable rate demand notes components fall into the Level 2 category, which values assets using inputs other than quoted prices that are observable for the asset either directly or indirectly. There were no assets or liabilities where Level 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Marketable securities consist of the following investments (in thousands):

	June 30, 2008			December 31, 2007
	Cost	Gross Unrealized Gains (Losses)	Fair Value	Cost	Gross Unrealized Gains (Losses)	Fair Value
Current:

Trading:
Equity securities	$281	$(31)	$250	$249	$(72)	$177
Available-for-sale:
Municipal bonds	26,528	76	26,604	18,349	—	18,349
Variable rate demand notes	2,134	—	2,134	30,298	—	30,298
Closed-end bond funds	3,995	(2,885)	1,110	3,995	(2,455)	1,540

	$32,938	$(2,840)	$30,098	$52,891	$(2,527)	$50,364

Long-term:
Available-for-sale:
Municipal bonds	$7,317	$16	$7,333	$4,355	$—	$4,355
Held-to-maturity:
Corporate bonds	422	—	422	417	—	417

	$7,739	$16	$7,755	$4,772	$—	$4,772

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 7 – Fair Value Measurement (Continued)

The continuing dislocation in the credit markets has exacerbated a decline in the current market value of a certain portion of the Company’s investment portfolio allocated to four closed-end bond funds to an amount below the original investment of $4.0 million. Management currently views the decrement in value to be temporary in nature due to market conditions, coupled with the continuing financial performance of the underlying securities and the Company’s ability to continue to hold the bond funds. If the decline in value is determined in the future to be other than temporary, the Company could be required to record a material impairment charge.

Note 8 – Subsequent Event

The Company entered into a new credit agreement (the “Credit Agreement”) with its principal bank effective July 1, 2008. The Credit Agreement provides for an unsecured revolving credit facility of up to $7.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $7.0 million. The interest rate on advances, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The financial covenants require the Company to maintain an annual net income of one dollar and a quarterly pre-tax profit of one dollar.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007.

	Percentage of Total Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Staffing services	56.3%	46.6%	55.2%	46.4%
Professional employer service fees	43.7	53.4	44.8	53.6

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	41.5	35.1	40.7	35.0
Payroll taxes and benefits	28.7	32.2	32.7	35.7
Workers’ compensation	10.3	9.3	10.3	9.5

Total cost of revenues	80.5	76.6	83.7	80.2

Gross margin	19.5	23.4	16.3	19.8
Selling, general and administrative expenses	12.7	12.1	12.9	12.2
Depreciation and amortization	0.5	0.5	0.5	0.5

Income from operations	6.3	10.8	2.9	7.1
Other income	0.8	1.2	0.9	1.3

Pretax income	7.1	12.0	3.8	8.4
Provision for income taxes	2.6	4.4	1.4	3.1

Net income	4.5%	7.6%	2.4%	5.3%

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

The presentation of revenues on the net basis and the relative contributions of staffing and PEO revenues can create volatility in our gross margin percentage. The general impact of fluctuations in our revenue mix is described below.

•

A relative increase in staffing revenues will typically result in a lower gross margin percentage. Staffing revenues are presented at gross with the related direct costs reported in cost of sales. While staffing relationships typically have higher margins that PEO relationships, an increase in staffing revenues and related costs presented at gross dilutes the impact of the net PEO revenue on gross margin percentage.

•

A relative increase in PEO revenue will result in a higher gross margin percentage. Improvement in gross margin percentage occurs because incremental PEO revenue dollars are reported as revenue net of all related direct costs.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Revenues:
Staffing services	$40,604	$29,747	$76,423	$57,762
Professional employer services	228,891	237,957	452,652	467,470

Total revenues	269,495	267,704	529,075	525,232

Cost of revenues:
Direct payroll costs	225,887	224,605	443,740	441,233
Payroll taxes and benefits	20,721	20,542	45,166	44,453
Workers’ compensation	8,833	7,593	17,553	14,891

Total cost of revenues	255,441	252,740	506,459	500,577

Gross margin	$14,054	$14,964	$22,616	$24,655

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited
	Three Months Ended June 30,
	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
(in thousands)	2008	2007	2008	2007	2008	2007
Revenues:
Staffing services	$40,604	$29,747	$—	$—	$40,604	$29,747
Professional employer services	228,891	237,957	(197,312)	(203,818)	31,579	34,139

Total revenues	$269,495	$267,704	$(197,312)	$(203,818)	$72,183	$63,886

Cost of revenues	$255,441	$525,740	$(197,312)	$(203,818)	$58,129	$48,922

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

	Unaudited
	Six Months Ended June 30,
	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
(in thousands)	2008	2007	2008	2007	2008	2007
Revenues:
Staffing services	$76,423	$57,762	$—	$—	$76,423	$57,762
Professional employer services	452,652	467,470	(390,668)	(400,758)	61,954	66,712

Total revenues	$529,075	$525,232	$(390,668)	$(400,758)	$138,377	$124,474

Cost of revenues	$506,459	$500,577	$(390,668)	$(400,758)	$115,761	$99,819

Three months ended June 30, 2008 and 2007

Net income for the second quarter of 2008 amounted to $3.3 million, a decline of 33.4% or $1.6 million from net income of $4.9 million for the second quarter of 2007. The decline for the second quarter of 2008 was primarily due to lower gross margin dollars as a result of higher direct payroll costs and higher workers’ compensation expense and to higher selling, general and administrative expenses. Diluted earnings per share for the second quarter of 2008 were $.29 compared to $.42 for the comparable 2007 period.

Revenues for the second quarter of 2008 totaled $72.2 million, an increase of approximately $8.3 million or 13.0%, which reflects an increase in the Company’s staffing services revenue, partially offset by a decrease in PEO service fee revenue. Staffing services revenue increased approximately $10.9 million or 36.5% over the comparable 2007 quarter primarily due to the three acquisitions made since July 2007. On a comparable branch office basis, i.e. without the effect of the three acquisitions, staffing services revenues for the second quarter declined 5.4% or approximately $1.6 million from the comparable quarter in 2007. The decline in staffing services revenue was attributable to general economic conditions affecting our customers’ business. Management expects demand for the Company’s staffing services will continue to reflect overall economic conditions in its market areas. PEO service fee revenue decreased approximately $2.6 million or 7.5% from the 2007 second quarter primarily due to a decline in business with existing PEO customers, offset in part by the net effect from the addition of new customers. General economic conditions continue to adversely affect the growth of our existing PEO customer base.

Gross margin for the second quarter of 2008 totaled approximately $14.1 million, which represented a decrease of $910,000 or 6.1% from the second quarter of 2007, primarily due to higher direct payroll costs and higher workers’ compensation costs in terms of total dollars and as a percentage of revenues. The gross margin percent decreased from 23.4% of revenues for the second quarter of 2007 to 19.5% for the second quarter of 2008. The increase in direct payroll costs, as a percentage of revenues, from 35.1% for the second quarter of 2007 to 41.5% for the second quarter of 2008 reflects the shift in the overall mix of services from PEO services

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2008 and 2007 (Continued)

to staffing services in the Company’s customer base primarily resulting from the three acquisitions made since July 2007 and the effect of each customer’s unique mark-up percent. Workers’ compensation expense, as a percent of revenues, increased from 9.3% in the second quarter of 2007 to 10.3% in the second quarter of 2008. Workers’ compensation expense for the second quarter of 2008 totaled $7.5 million, compared to $6.0 million for the second quarter of 2007. This increase was primarily due to higher estimates for new claim costs in states where the Company is self-insured and to higher insurance premiums in states where the Company is not self-insured. The decrease in payroll taxes and benefits, as a percentage of revenues, from 32.2% for the second quarter of 2007 to 28.7% for the second quarter of 2008, was largely due to the effect of growth in staffing services, offset in part by higher effective state unemployment tax rates in various states in which the Company operates as compared to the second quarter of 2007.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2008 amounted to approximately $9.2 million, an increase of $1.4 million or 18.6% over the second quarter of 2007. The increase over the second quarter of 2007 was primarily attributable to the incremental SG&A expense associated with the three acquisitions made since July 2007, which represented $1.5 million, partially offset by a $62,000 or .8% decrease in comparable branch operating expenses resulting from the similar level of business in the second quarter of 2008 compared to the same quarter of 2007. SG&A expenses, as a percentage of revenues, increased from 12.1% in the second quarter of 2007 to 12.7% in the second quarter of 2008.

Other income for the second quarter of 2008 was $587,000 compared to $790,000 for the second quarter of 2007. The decline in other income for the second quarter of 2008 was primarily attributable to decreased investment income earned on the Company’s cash and investments.

Six months ended June 30, 2008 and 2007

Net income for the six months ended June 30, 2008 amounted to $3.3 million, a decline of 49.4% or $3.3 million from net income of $6.6 million for the comparable period of 2007. The decline for the first six months of 2008 was primarily due to lower gross margin dollars as a result of higher direct payroll costs and higher workers’ compensation expense and to higher selling, general and administrative expenses. Diluted earnings per share for the first six months of 2008 were $.30 compared to $.57 for the comparable 2007 period.

Revenues for the six months ended June 30, 2008 totaled $138.4 million, an increase of approximately $13.9 million or 11.2%, which reflects an increase in the Company’s staffing services revenue, partially offset by a decrease in PEO service fee revenue. Staffing services revenue increased approximately $18.7 million or 32.3% over the comparable 2007 period primarily due to the three acquisitions made since July 2007. On a comparable branch office basis, i.e. without the effect of the three acquisitions, staffing services revenues for the six months ended June 30, 2008 declined 8.4% from the comparable period in 2007. The decline

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2008 and 2007 (Continued)

in comparable branch office staffing services revenue was attributable to general economic conditions affecting our customers’ business. PEO service fee revenue decreased approximately $4.8 million or 7.1% from the 2007 period primarily due to a decline in business with existing PEO customers, partially offset by the net effect from the addition of new customers. General economic conditions continue to have a softening effect on the business levels of our existing PEO customer base.

Gross margin for the six months ended June 30, 2008 totaled approximately $22.6 million, which represented a decrease of $2.0 million or 8.3% from the comparable period of 2007, primarily due to higher direct payroll costs and higher workers’ compensation costs in terms of total dollars and as a percentage of revenues. The gross margin percent decreased from 19.8% of revenues for the first six months of 2007 to 16.3% for the first six months of 2008. The increase in direct payroll costs, as a percentage of revenues, from 35.0% for the first six months of 2007 to 40.7% for the first six months of 2008 reflects the shift in the overall mix of services from PEO services to staffing services in the Company’s customer base primarily resulting from the three acquisitions made since July 2007 and the effect of each customer’s unique mark-up percent. Workers’ compensation expense, as a percent of revenues, increased from 9.5% in the first six months of 2007 to 10.3% in the first six months of 2008. Workers’ compensation expense for the second quarter of 2008 totaled $14.3 million, compared to $11.8 million for the first six months of 2007. This increase was primarily due to higher estimates for new claim costs in states where the Company is self-insured as well as to higher insurance premiums in states where the Company is not self-insured. The decrease in payroll taxes and benefits, as a percentage of revenues, from 35.7% for the first six months of 2007 to 32.7% for the six months of 2008, was largely due to the effect of growth in staffing services, offset in part by higher effective state unemployment tax rates in various states in which the Company operates as compared to the first six months of 2007.

Selling, general and administrative (“SG&A”) expenses for the first six months of 2008 amounted to approximately $17.8 million, an increase of $2.7 million or 18.0% over the first six months of 2007. The increase over the first six months of 2007 was primarily attributable to the incremental SG&A expense associated with the three acquisitions made since July 2007, which represented $2.9 million, partially offset by a $212,000 or 1.4% decrease in comparable branch operating expenses resulting from the similar level of comparable branch business in the first six months of 2008 compared to the same period of 2007. SG&A expenses, as a percentage of revenues, increased from 12.2% in the first six months of 2007 to 12.9% in the first six months of 2008.

Other income for the first six months of 2008 was $1.2 million compared to $1.6 million for the comparable period of 2007. The decline in other income for the first six months of 2008 was primarily attributable to decreased investment income earned on the Company’s cash and investment balances.

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

Liquidity and Capital Resources

The Company’s cash position for the six months ended June 30, 2008 increased $6.9 million over December 31, 2007, which compares to an increase of $874,000 for the comparable period in 2007. The increase in cash at June 30, 2008 as compared to December 31, 2007, was primarily due to proceeds from sales and maturities of marketable securities of $72.4 million, offset in part by purchases of marketable securities of $55.4 million, an increase of $8.6 million in trade accounts receivable, and the Company’s repurchase of its common stock of $4.0 million.

Net cash provided by operating activities for the six months ended June 30, 2008 amounted to $736,000, compared to $4.3 million for the comparable 2007 period. For the six months ended June 30, 2008, cash flow was principally provided by net income of $3.3 million, an increase of $4.3 million in accrued payroll and benefits and an increase of $2.2 million in workers’ compensation claims liabilities, offset in part by an increase in trade accounts receivable of $8.6 million.

Net cash provided by investing activities totaled $11.6 million for the six months ended June 30, 2008, compared to cash used in investing activities of $2.0 million for the similar 2007 period. For the 2008 period, cash from investing activities was principally provided by the proceeds totaling $72.4 million from maturities of marketable securities, offset in part by purchases of $55.4 million of marketable securities, cash used in the acquisition of First Employment Services of $3.8 million, and the net purchases of restricted marketable securities of $1.1 million. The transactions related to restricted marketable securities are typically for scheduled maturities and the related replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

Net cash used in financing activities for the six-month period ended June 30, 2008 was $5.5 million as compared to $1.4 million for the similar 2007 period. For the 2008 period, the principal use of cash for financing activities was the Company’s repurchase of its common stock of $4.0 million and the payment of regular quarterly cash dividends totaling $1.8 million to holders of the Company’s Common Stock.

As disclosed in Note 3 to the consolidated financial statements included in this report, the Company acquired certain assets of Strategic Staffing, Inc., a privately held staffing services company with five offices in Utah and one office in Colorado Springs, Colorado, effective July 2, 2007. The Company paid $12.0 million in cash on the effective date for the assets of Strategic Staffing and the selling shareholders’ non-compete agreements and agreed to pay additional consideration based upon the level of financial performance achieved by the Strategic Staffing offices during the ensuing 12-month period. Management expects to complete the evaluation of the financial performance criteria for the 12 month period during the third quarter of 2008. Management currently estimates the additional consideration could be as much as $2.0 million. The Company also acquired certain assets of Phillips Temps, Inc., a privately held staffing services company with an office in downtown Denver, Colorado, effective December 3, 2007. The Company paid $1.3 million in cash for the assets of Phillips Temps and the selling shareholders’ noncompete agreements and paid an additional $300,000 on March 3, 2008. There was no contingent consideration.

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

The Company was in compliance with all covenants at June 30, 2008 for the bank credit agreement that expired on that date. The Company entered into a new credit agreement (the “Credit Agreement”) with its principal bank effective July 1, 2008. The Credit Agreement provides for an unsecured revolving credit facility of up to $7.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $7.0 million. The interest rate on advances, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2009.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end, and (2) pre-tax profit of not less than $1.00 (one dollar) on a quarterly basis, determined as of each fiscal end.

Management expects that current liquid assets, the funds anticipated to be generated from operations and credit available under the Credit Agreement will be sufficient in the aggregate to fund the Company’s working capital needs for the foreseeable future.

The continuing dislocation in the credit markets has exacerbated a decline in the current market value of a certain portion of the Company’s investment portfolio allocated to four closed-end bond funds to an amount below the original investment of $4.0 million. These closed-end bond funds were valued at $1.1 million as a component of current marketable securities at June 30, 2008. Management currently views the decrement in value to be temporary in nature due to market conditions, coupled with the continuing financial performance of the underlying securities and the Company’s ability to continue to hold the bond funds. If the decline in value is determined in the future to be other than temporary, the Company could be required to record a material impairment charge.

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

Forward-Looking Information (Continued)

businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, conditions in the global capital markets that may influence whether the market value of a portion of the Company’s investment portfolio, which is currently below cost, is other than temporary, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of $54.5 million in cash and marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of June 30, 2008, the Company’s investment portfolio consisted principally of approximately $39.3 million in tax-exempt municipal bonds with an average maturity of 157 days, $14.1 million in a tax-exempt money market fund and approximately $1.8 million in bond funds and corporate bonds. Based on the Company’s overall interest exposure at June 30, 2008, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2008, continued to be ineffective in providing a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, as a result of the material weakness identified as of December 31, 2006 and continued to exist as of December 31, 2007, the nature of which is summarized below.

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

In order to address the material weakness in our IT systems described above, management initiated the following remedial actions during 2007 and will continue with these priorities throughout 2008:

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

Management believes that these measures, when fully implemented, will mitigate the material weakness described above. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remedial measures and the effectiveness of our internal controls and procedures on an ongoing basis. As noted below, due to the ongoing nature of the implementation of these remedial measures, the changes in our internal control over financial reporting completed during the quarter ended June 30, 2008, did not have a material effect on such internal control.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BARRETT BUSINESS SERVICES, INC.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. The following table summarizes information related to stock repurchases during the quarter ended June 30, 2008.

Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
April	59,300	$12.12	$719,000	684,107
May	126,500	12.29	1,555,000	557,607
June	52,700	11.95	630,000	504,907

Total	238,500	$12.18	$2,904,000

Item 4.	Submission of Matters to Vote of Security Holders

The Company held its 2008 annual meeting of stockholders on May 14, 2008. The following directors were elected at the annual meeting:

	For	Withheld
Thomas J. Carley	9,642,668	826,671
James B. Hicks, Ph.D.	9,637,262	832,077
Roger L. Johnson	10,304,901	164,438
Jon L. Justesen	10,333,205	136,134
Anthony Meeker	10,306,965	162,374
William W. Sherertz	10,305,600	163,739

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: August 11, 2008	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

10.1	Amendment to Credit Agreement entered into as of July 1, 2008, between the Company and Wells Fargo Bank, N.A. (“Wells Fargo”).

10.2	Revolving Line of Credit Note dated July 1, 2008, in the amount of $7,000,000 issued by the Company in favor of Wells Fargo.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.