Form 10-Q
period 2008-09-30
BARRETT BUSINESS SERVICES INC
filed 2008-11-10
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Number of shares of common stock, $.01 par value, outstanding at October 31, 2008 was 10,685,962 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$28,302	$9,777
Marketable securities	22,967	50,364
Trade accounts receivable, net	47,866	36,673
Prepaid expenses and other	1,776	2,336
Deferred income taxes	2,163	3,138
Workers’ compensation receivables for insured claims	225	225

Total current assets	103,299	102,513
Marketable securities	4,648	4,772
Goodwill, net	47,338	41,508
Property, equipment and software, net	15,746	16,136
Restricted marketable securities and workers’ compensation deposits	3,821	2,750
Other assets	1,656	1,649
Workers’ compensation receivables for insured claims	3,412	3,896

	$179,920	$173,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,207	$1,516
Accrued payroll, payroll taxes and related benefits	41,323	33,553
Income taxes payable	475	—
Other accrued liabilities	919	1,064
Workers’ compensation claims liabilities	7,935	6,031
Workers’ compensation claims liabilities for insured claims	225	225
Safety incentives liability	4,895	5,911

Total current liabilities	56,979	48,300
Customer deposits	698	752
Long-term workers’ compensation claims liabilities	4,918	4,021
Long-term workers’ compensation claims liabilities for insured claims	2,317	2,464
Deferred income taxes	3,269	3,268
Deferred gain on sale and leaseback	579	671
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 10,783 and 11,127 shares issued and outstanding	107	111
Additional paid-in capital	32,981	38,418
Other comprehensive loss	(39)	(1,516)
Retained earnings	78,111	76,735

	111,160	113,748

	$179,920	$173,224

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2008	2007
Revenues:
Staffing services	$44,468	$43,911
Professional employer service fees	32,993	38,997

Total revenues	77,461	82,908

Cost of revenues:
Direct payroll costs	32,941	35,642
Payroll taxes and benefits	21,201	21,835
Workers’ compensation	8,410	6,633

Total cost of revenues	62,552	64,110

Gross margin	14,909	18,798
Selling, general and administrative expenses	10,007	9,530
Depreciation and amortization	385	350

Income from operations	4,517	8,918

Loss on impairment of investments	(3,483)	—
Other income:
Investment income, net	470	814
Other	(5)	(38)

Other income	465	776

Income before income taxes	1,499	9,694
Provision for income taxes	849	3,412

Net income	$650	$6,282

Basic earnings per share	$.06	$.56

Weighted average number of basic shares outstanding	10,781	11,276

Diluted earnings per share	$.06	$.54

Weighted average number of diluted shares outstanding	10,997	11,691

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2008	2007
Revenues:
Staffing services	$120,891	$101,673
Professional employer service fees	94,947	105,709

Total revenues	215,838	207,382

Cost of revenues:
Direct payroll costs	89,267	79,200
Payroll taxes and benefits	66,367	66,288
Workers’ compensation	22,679	18,441

Total cost of revenues	178,313	163,929

Gross margin	37,525	43,453
Selling, general and administrative expenses	27,841	24,645
Depreciation and amortization	1,143	1,015

Income from operations	8,541	17,793

Loss on impairment of investments	(3,483)	—
Other income:
Investment income, net	1,646	2,402
Other	32	(51)

Other income	1,678	2,351

Income before provision for income taxes	6,736	20,144
Provision for income taxes	2,745	7,253

Net income	$3,991	$12,891

Basic earnings per share	$.36	$1.14

Weighted average number of basic shares outstanding	10,935	11,265

Diluted earnings per share	$.36	$1.10

Weighted average number of diluted shares outstanding	11,214	11,687

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,991	$12,891
Reconciliations of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,143	1,015
Losses (gains) recognized on marketable securities	3,454	42
Purchases of marketable securities	(31)	(51)
Gains recognized on sale and leaseback	(92)	(92)
Deferred income taxes	3	2,386
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(11,193)	(14,011)
Prepaid expenses and other	560	37
Accounts payable	(309)	(577)
Accrued payroll, payroll taxes and related benefits	7,770	4,890
Income taxes payable	475	890
Other accrued liabilities	(145)	521
Workers’ compensation claims liabilities	3,138	(2,125)
Safety incentives liability	(1,016)	546
Customer deposits and other assets, net	(90)	531

Net cash provided by operating activities	7,658	6,893

Cash flows from investing activities:
Cash paid for acquisitions, including other direct costs	(5,860)	(12,500)
Purchases of property and equipment, net of amounts purchased in acquisitions	(694)	(3,411)
Proceeds from sales and maturities of marketable securities	81,904	104,504
Purchases of marketable securities	(55,356)	(89,422)
Proceeds from maturities of restricted marketable securities	2,630	2,837
Purchases of restricted marketable securities	(3,701)	(3,317)

Net cash provided by (used in) investing activities	18,923	(1,309)

Cash flows from financing activities:
Proceeds from credit-line borrowings	5,667	6,682
Payments on credit-line borrowings	(5,667)	(6,682)
Proceeds from the exercise of stock options	937	82
Dividends paid	(2,615)	(2,368)
Repurchase of common stock	(6,447)	—
Tax benefit of stock option exercises	69	277

Net cash used in financing activities	(8,056)	(2,009)

Net increase in cash and cash equivalents	18,525	3,575
Cash and cash equivalents, beginning of period	9,777	23,071

Cash and cash equivalents, end of period	$28,302	$26,646

Supplemental schedule of noncash investing activities:
Acquisition of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$5,830	$12,323
Intangible assets acquired	15	60
Tangible assets acquired	15	117

Net cash paid for acquisitions	$5,860	$12,500

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

Financial Statement Reclassification

Certain prior year amounts have been reclassified to present variable rate demand notes (“VRDN”) and municipal bonds as short-term investments instead of cash and cash equivalents. The Company has revised its consolidated balance sheet as of December 31, 2007 and its consolidated statements of cash flows for the nine month period ended September 30, 2007. As a result, the Company’s investments in VRDN and municipal bonds in the amount of $53.0 million at December 31, 2007, which had previously been included in cash and cash equivalents, are presented as investments in the accompanying consolidated balance sheet at December 31, 2007. As a result of this reclassification, the aggregate purchases and proceeds from the sale of these securities for the nine month period ended September 30, 2007 will be presented in the consolidated statements of cash flows from investing activities. These reclassifications had no impact on the Company’s results of operations, changes in shareholders’ equity, or cash flows from operating activities and financing activities.

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Financial Statement Reclassification (Continued)

The Company had historically classified VRDN and municipal bonds as cash and cash equivalents, which was based on the Company’s ability to liquidate its holdings on short notice and the limited exposure to market volatility of these investments. While our investment strategy continues to emphasize liquidity and close management of market risk, we believe these reclassifications provide greater transparency as to the components of our short-term investments. The effects of these reclassifications are summarized in the table below.

	Nine Months Ended September 30, 2007
(in thousands)	As Originally Reported	As Reclassified
Cash flows from investing activities:
Purchases of marketable securities	$(729)	$(89,422)
Proceeds from sales and maturities of marketable securities	—	104,504
Net cash used in investing activities	(17,120)	(1,309)
Net (decrease) increase in cash and cash equivalents	(12,236)	3,575
Cash and cash equivalents, beginning of period	69,874	23,071
Cash and cash equivalents, end of period	57,638	26,646

Current marketable securities, end of period	2,591	26,332
Long-term marketable securities, end of period	414	7,665

Marketable Securities

As of September 30, 2008, the Company’s marketable securities consisted of tax-exempt municipal securities, Variable Rate Demand Notes (VRDN), closed-end bond funds, equity securities and corporate bonds. The Company classifies municipal securities, VRDN and the closed-end bond funds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. The equity securities are classified as trading and are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of net income. The corporate bonds are classified as held-to-maturity and are reported at amortized cost.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $399,000 and $100,000 at September 30, 2008 and December 31, 2007, respectively. The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Allowance for doubtful accounts (Continued)

doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

Workers’ compensation claims

The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees subject to Professional Employer Organization (“PEO”) contracts) working in California, Oregon, Maryland and Delaware. In the state of Washington, state law allows only the Company’s staffing services and internal management employees to be covered under the Company’s self-insured workers’ compensation program. To manage our financial exposure, in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance (through our captive insurance company) with a per occurrence retention of $5.0 million, except in Maryland, where our per occurrence retention is $1.0 million effective January 1, 2007. AICE maintains excess workers’ compensation insurance coverage with AIG between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with AIG is between $1.0 million and $25.0 million per occurrence. AIG’s exposure to subprime mortgage securities and recent disruptions in the U.S. financial markets has adversely impacted AIG. However, AIG’s commercial insurance subsidiary had funds in excess of loss reserves at September 30, 2008 and continues to be a fully accepted insurance carrier for all major brokers. As a result, we do not expect these recent developments to have a material impact on our insurance coverage with AIG, but are currently monitoring the situation and evaluating our insurance coverage in light of the situation.

The Company has provided a total of $15.4 million and $12.7 million at September 30, 2008 and December 31, 2007, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $2.5 million and $2.7 million at September 30, 2008 and December 31, 2007, respectively. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes an evaluation of information provided by the Company’s internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with management’s evaluations of historical claims development and conversion factors and other trends. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting certain established loss objectives. The Company has provided $4.9 million and $5.9 million at September 30, 2008 and December 31, 2007, respectively, as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators, adjusted for expected future development of claims reserves.

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

Note 2 - Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities. The effective date of the provisions of SFAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by the FASB Staff Position SFAS 157-2 and are effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the provisions for non-financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities has not had a material effect on our consolidated financial statements.

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 2 - Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of SFAS 141(R) on our consolidated financial statements.

Note 3 - Acquisitions

Effective February 4, 2008, the Company acquired certain assets of First Employment Services, Inc., a privately held staffing company with offices in Tempe and Phoenix, Arizona. The Company paid $3.8 million in cash upon closing and agreed to pay additional consideration of $1.2 million in cash contingent upon the first 12 months of financial performance. The transaction resulted in the recognition of $3.8 million of goodwill, $15,000 of other assets and $15,000 of fixed assets. The Company’s consolidated income statements for the nine months ended September 30, 2008 include First Employment’s results of operations since February 4, 2008.

Effective December 3, 2007, the Company acquired certain assets of Phillips Temps, Inc., a privately held staffing company with an office in downtown Denver, Colorado. The Company paid $1.6 million in cash for the assets of Phillips Temps and the selling shareholders’ noncompete agreements. There was no contingent consideration. The transaction resulted in the recognition of $1.6 million of goodwill, $20,000 of other assets and $8,000 of fixed assets.

Effective July 2, 2007, the Company acquired certain assets of Strategic Staffing, Inc., a privately held staffing services company with five offices in Utah and one office in Colorado Springs, Colorado. The Company paid $12.0 million in cash for the assets of Strategic Staffing and the selling shareholders’ noncompete agreements and agreed to pay additional consideration contingent upon the first 12 months of financial performance. Effective September 4, 2008, subsequent to the financial performance measurement period, we paid an additional $2.0 million in full satisfaction of the contingent consideration. The transaction resulted in the recognition of $13.9 million of goodwill, $60,000 of intangible assets and $117,000 of fixed assets.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of basic shares outstanding	10,780,696	11,276,249	10,934,809	11,264,663
Stock option plan shares to be issued at prices ranging from $2.00 to $17.50 per share	506,360	716,128	626,680	727,714
Less: Assumed purchase at average market price during the period using proceeds received upon exercise of options and purchase of stock, and using tax benefits of compensation due to premature dispositions	(289,910)	(301,793)	(347,670)	(305,174)

Weighted average number of diluted shares outstanding	10,997,146	11,690,584	11,213,819	11,687,203

Note 5 – Stock Incentive Plans and Stock-Based Compensation

The Company’s 2003 Stock Incentive Plan (the “2003 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 600,000. No new grants of stock options may be made under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”). At September 30, 2008, there were option awards covering 190,500 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, will be carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans generally expire ten years after the date of the grant. They were generally exercisable in four equal annual installments beginning one year after the date of grant; however, effective with the close of business on December 30, 2005, the compensation committee of the board of directors accelerated the vesting of all outstanding stock options. Outstanding options which were issued after December 30, 2005 are exercisable in four equal annual installments beginning one year after the date of grant.

The Company applies SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), to account for compensation expense for options awarded under its stock incentive plans. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation (Continued)

The following table summarizes options activity in 2008:

	Number of Options	Grant Prices
Outstanding at December 31, 2007	706,591	$2.00	to	$17.50
Options granted	10,000	$11.97
Options exercised	(215,585)	$2.00	to	$15.20
Options cancelled or expired	—

Outstanding at September 30, 2008	501,006	$2.00	to	$17.50

Exercisable at September 30, 2008	491,006

Available for grant at September 30, 2008	83,877

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2008	2007	2008	2007
Intrinsic value of options exercised in the period	$269	$371	$1,325	$694

	As of September 30,
	2008	2007
Stock options:
Number of options	501,006	707,894
Options fully vested and currently exercisable	491,006	707,894
Weighted average exercise price	$7.53	$7.31
Aggregate intrinisic value	$3,086	$11,694
Weighted average contractual term of options	5.28 years	6.01 years

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the nine months ended September 30, 2008, was estimated with the following weighted-average assumptions:

Nine Months Ended September 30, 2008
Stock options:
Risk-free interest rate	1.7%
Expected dividend yield	2.7%
Expected term	7.27 years
Expected volatility	61.5%

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 – Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Beginning balance
Workers’ compensation claims liabilities	$14,560	$10,385	$12,741	$12,374
Add: claims expense accrual	3,977	2,297	12,162	6,108
Less: claim payments related to:
Current year	952	829	1,846	1,601
Prior years	2,190	2,012	7,662	7,040

Total paid	3,142	2,841	9,508	8,641

Ending balance
Workers’ compensation claims liabilities	$15,395	$9,841	$15,395	$9,841

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 7 – Fair Value Measurement (Continued)

Marketable securities consist of the following investments (in thousands):

	September 30, 2008			December 31, 2007
	Cost	Gross Unrealized Gains (Losses)	Fair Value	Cost	Gross Unrealized Gains (Losses)	Fair Value
Current:
Trading:
Equity securities	$281	$(35)	$246	$249	$(72)	$177
Available-for-sale:
Municipal bonds	21,822	7	21,829	18,349	—	18,349
Variable rate demand notes	401	—	401	30,298	—	30,298
Closed-end bond funds	3,995	(3,504)	491	3,995	(2,455)	1,540

	26,499	(3,532)	22,967	52,891	(2,527)	50,364

Long term:
Available-for-sale:
Municipal bonds	$4,220	$4	$4,224	$4,355	$—	$4,355
Held-to-maturity:
Corporate bonds	424	—	424	417	—	417

	$4,644	$4	$4,648	$4,772	$—	$4,772

During the third quarter ended September 30, 2008, the Company recorded a non-cash, mark-to-market impairment charge of approximately $3.5 million relating to its investment in four closed-end bond funds. The conclusion to record the impairment charge was based on the continued decline in the market value of the bond funds, as well as reductions in dividends paid by the funds and the decline in the value of the underlying assets held in the funds reported in recent months by the funds’ investment manager. The Company recorded no income tax benefit on this impairment charge given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses. Prior to the Company recording the impairment charge the decline in mark value was carried net of tax in other comprehensive loss.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 8 – Income Taxes

The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.8	4.8	4.3	4.8
Valuation allowance on investment losses	97.7	—	21.8	—
Adjustment for final positions on filed returns	(59.0)	—	(13.1)	—
Nondeductible expenses and other, net	(1.9)	(.9)	—	(.7)
Federal tax-exempt interest income	(9.2)	(2.9)	(4.3)	(2.6)
Federal tax credits	(8.8)	(.8)	(2.9)	(.5)

	56.6%	35.2%	40.8%	36.0%

Note 9 – Credit Agreement

The Company entered into a new credit agreement (the “Credit Agreement”) with its principal bank effective July 1, 2008. The Credit Agreement provides for an unsecured revolving credit facility of up to $7.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $7.0 million as to which there were $5.78 million outstanding at September 30, 2008 in connection with various surety deposit requirements for workers’ compensation purposes. The interest rate on advances against the revolving credit facility, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2009.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end, and (2) pre-tax profit of not less than $1.00 (one dollar) on a quarterly basis, determined as of each fiscal end. The Company was in compliance with all covenants at September 30, 2008.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007.

	Percentage of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Staffing services	57.4%	53.0%	56.0%	49.0%
Professional employer service fees	42.6	47.0	44.0	51.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	42.5	43.0	41.4	38.2
Payroll taxes and benefits	27.4	26.3	30.7	31.9
Workers’ compensation	10.9	8.0	10.5	8.9

Total cost of revenues	80.8	77.3	82.6	79.0

Gross margin	19.2	22.7	17.4	21.0
Selling, general and administrative expenses	12.9	11.5	12.9	11.9
Depreciation and amortization	0.5	0.4	0.5	0.5

Income from operations	5.8	10.8	4.0	8.6
Loss on impairment of investments	(4.5)	—	(1.7)	—
Other income	0.6	0.9	0.8	1.1

Pretax income	1.9	11.7	3.1	9.7
Provision for income taxes	1.1	4.1	1.3	3.5

Net income	0.8%	7.6%	1.8%	6.2%

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

•

A relative increase in staffing revenues will typically result in a lower gross margin percentage. Staffing revenues are presented at gross with the related direct costs reported in cost of sales. While staffing relationships typically have higher margins than PEO relationships, an increase in staffing revenues and related costs presented at gross dilutes the impact of the net PEO revenue on gross margin percentage.

•

A relative increase in PEO revenue will result in a higher gross margin percentage. Improvement in gross margin percentage occurs because incremental PEO revenue dollars are reported as revenue net of all related direct costs.

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Revenues:
Staffing services	$44,468	$43,911	$120,891	$101,673
Professional employer services	243,927	252,855	696,579	720,325

Total revenues	288,395	296,766	817,470	821,998

Cost of revenues:
Direct payroll costs	242,396	247,934	686,136	689,167
Payroll taxes and benefits	21,201	21,835	66,367	66,288
Workers’ compensation	9,889	8,199	27,442	23,090

Total cost of revenues	273,486	277,968	779,945	778,545

Gross margin	$14,909	$18,798	$37,525	$43,453

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited
	Three Months Ended September 30,
	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
(in thousands)	2008	2007	2008	2007	2008	2007
Revenues:
Staffing services	$44,468	$43,911	$—	$—	$44,468	$43,911
Professional employer services	243,927	252,855	(210,934)	(213,858)	32,993	38,997

Total revenues	$288,395	$296,766	$(210,934)	$(213,858)	$77,461	$82,908

Cost of revenues	$273,486	$277,968	$(210,934)	$(213,858)	$62,552	$64,110

	Unaudited
	Nine Months Ended September 30,
	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
(in thousands)	2008	2007	2008	2007	2008	2007
Revenues:
Staffing services	$120,891	$101,673	$—	$—	$120,891	$101,673
Professional employer services	696,579	720,325	(601,632)	(614,616)	94,947	105,709

Total revenues	$817,470	$821,998	$(601,632)	$(614,616)	$215,838	$207,382

Cost of revenues	$779,945	$778,545	$(601,632)	$(614,616)	$178,313	$163,929

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Three months ended September 30, 2008 and 2007

Net income for the third quarter of 2008 amounted to $650,000, a decline of 89.7% or $5.6 million from net income of $6.3 million for the third quarter of 2007. The decline for the third quarter of 2008 was primarily due to a $3.5 million impairment charge on four closed-end bond funds, lower revenues and higher workers’ compensation expense. Diluted earnings per share for the third quarter of 2008 were $.06 compared to $.54 for the comparable 2007 period.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2008 and 2007 (Continued)

Revenues for the third quarter of 2008 totaled $77.5 million, a decrease of approximately $5.4 million or 6.6%, which reflects a decrease in the Company’s PEO service fee revenue, partially offset by an increase in staffing services revenue. PEO service fee revenue decreased approximately $6.0 million or 15.4% from the comparable 2007 quarter primarily due to a decline in business with existing PEO customers. General economic conditions continue to adversely affect the growth of our existing PEO customer base. Staffing services revenue increased approximately $557,000 or 1.3% due to the Phillips Temps and First Employment Services acquisitions made since December 2007. On a comparable branch office basis, i.e. without the effect of the two acquisitions, staffing services revenues for the third quarter declined 3.9% or approximately $1.7 million from the comparable quarter in 2007. Management expects demand for the Company’s staffing services will continue to reflect overall economic conditions in its market areas.

Gross margin for the third quarter of 2008 totaled approximately $14.9 million, which represented a decrease of $3.9 million or 20.7% from the third quarter of 2007, primarily due to the 6.6% decline in revenues and to higher workers’ compensation costs in terms of total dollars and as a percentage of revenues. The gross margin percent decreased from 22.7% of revenues for the third quarter of 2007 to 19.2% for the third quarter of 2008. Workers’ compensation expense, as a percent of revenues, increased from 8.0% in the third quarter of 2007 to 10.9% in the third quarter of 2008. Workers’ compensation expense for the third quarter of 2008 totaled $8.4 million, compared to $6.6 million for the third quarter of 2007. This increase was primarily due to higher estimates for new claim costs and to increases in estimates for existing claims in states where the Company is self-insured. The increase in payroll taxes and benefits, as a percentage of revenues, from 26.3% for the third quarter of 2007 to 27.4% for the third quarter of 2008, was largely due to the effect of the decline in PEO services as the effective state unemployment tax rates in various states in which the Company operates as compared to the third quarter of 2007 remained at a similar rate. The decrease in direct payroll costs, as a percentage of revenues, from 43.0% for the third quarter of 2007 to 42.5% for the third quarter of 2008 reflects the shift in the overall mix of services from PEO services to staffing services in the Company’s customer base primarily resulting from the two acquisitions made since December 2007 and the effect of each customer’s unique mark-up percent.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2008 amounted to approximately $10.0 million, an increase of $477,000 or 5.0% over the third quarter of 2007. The increase over the third quarter of 2007 was primarily attributable to the incremental SG&A expense associated with the two acquisitions made since December 2007, which represented $292,000. SG&A expenses, as a percentage of revenues, increased from 11.5% in the third quarter of 2007 to 12.9% in the third quarter of 2008.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2008 and 2007 (Continued)

During the third quarter of 2008, the Company recorded a non-cash, other-than-temporary impairment charge of approximately $3.5 million relating to its investment in four closed-end bond funds. The impairment charge assumes no income tax benefit given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses.

Other income for the third quarter of 2008 was $465,000 compared to other income of $776,000 for the third quarter of 2007. The decline in other income for the third quarter of 2008 was primarily attributable to decreased investment income earned on the Company’s cash and investments resulting from a decline in investment yields.

The income tax rate for the 2008 third quarter was 56.6% compared to the 2007 third quarter rate of 36.2%. The increase in the income tax rate for the 2008 third quarter resulted from the Company’s establishment of a valuation allowance on the $3.5 million impairment charge on its investments, offset in part by state tax benefits attributable to AICE, our wholly-owned captive insurance company, recognized upon the completion and filing of the Company’s 2007 state income tax returns during the 2008 third quarter.

Nine months ended September 30, 2008 and 2007

Net income for the nine months ended September 30, 2008 amounted to $4.0 million, a decline of 69.0% or $8.9 million from net income of $12.9 million for the comparable period of 2007. The decline for the first nine months of 2008 was primarily due to lower gross margin dollars as a result of higher direct payroll costs and higher workers’ compensation expense, a $3.5 million impairment charge on investments and higher SG&A expenses. Diluted earnings per share for the first nine months of 2008 were $.36 compared to $1.10 for the comparable 2007 period.

Revenues for the nine months ended September 30, 2008 totaled $215.8 million, an increase of approximately $8.5 million or 4.1%, which reflects an increase in the Company’s staffing services revenue, offset by a decrease in PEO service fee revenue. Staffing services revenue increased approximately $19.2 million or 18.9% over the comparable 2007 period primarily due to the three acquisitions made since July 2007. On a comparable branch office basis, i.e. without the effect of the three acquisitions, staffing services revenues for the nine months ended September 30, 2008 declined 6.5% from the comparable period in 2007.

The decline in comparable branch office staffing services revenue was attributable to general economic conditions affecting our customers’ business. PEO service fee revenue decreased approximately $10.8 million or 10.2% from the 2007 period primarily due to a decline in business with existing PEO customers. General economic conditions continue to have a softening effect on the business levels of our existing PEO customer base.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Nine months ended September 30, 2008 and 2007 (Continued)

Gross margin for the nine months ended September 30, 2008 totaled approximately $37.5 million, which represented a decrease of $5.9 million or 13.6% from the comparable period of 2007, primarily due to higher direct payroll costs and higher workers’ compensation costs in terms of total dollars and as a percentage of revenues. The gross margin percent decreased from 21.0% of revenues for the first nine months of 2007 to 17.4% for the first nine months of 2008. The increase in direct payroll costs, as a percentage of revenues, from 38.2% for the first nine months of 2007 to 41.4% for the first nine months of 2008 reflects the shift in the overall mix of services from PEO services to staffing services in the Company’s customer base primarily resulting from the three acquisitions made since July 2007 and the effect of each customer’s unique mark-up percent. Workers’ compensation expense, as a percent of revenues, increased from 8.9% in the first nine months of 2007 to 10.5% in the first nine months of 2008. Workers’ compensation expense for the first nine months of 2008 totaled $22.7 million, compared to $18.4 million for the first nine months of 2007. This increase was primarily due to higher estimates for new claim costs and to increases in estimates for existing claims in states where the Company is self-insured as well as to higher insurance premiums in states where the Company is not self-insured. The decrease in payroll taxes and benefits, as a percentage of revenues, from 31.9% for the first nine months of 2007 to 30.7% for the nine months of 2008, was largely due to the effect of growth in staffing services, offset in part by slightly higher effective state unemployment tax rates in various states in which the Company operates as compared to the first nine months of 2007.

SG&A expenses for the first nine months of 2008 amounted to approximately $27.8 million, an increase of $3.2 million or 13.0% over the first nine months of 2007. The increase over the first nine months of 2007 was primarily attributable to the incremental SG&A expense associated with the three acquisitions made since July 2007, which represented $3.2 million. SG&A expenses, as a percentage of revenues, increased from 11.9% in the first nine months of 2007 to 12.9% in the first nine months of 2008.

The first nine months of 2008 included the Company’s approximately $3.5 million non-cash, other-than-temporary impairment charge on a portion of its investments. The impairment charge assumes no income tax benefit due to the uncertainty of the Company’s ability to generate future taxable investment gains to offset these losses.

Other income for the first nine months of 2008 was $1.7 million compared to other income of $2.4 million for the comparable period of 2007. The decline in other income for the first nine months of 2008 was primarily attributable to decreased investment income earned on the Company’s cash and investments due to a decline in investments yields.

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

Liquidity and Capital Resources

The Company’s cash position for the nine months ended September 30, 2008 increased $18.5 million over December 31, 2007, which compares to an increase of $3.6 million for the comparable period in 2007. The increase in cash at September 30, 2008 as compared to December 31, 2007, was primarily due to proceeds from sales and maturities of marketable securities of $81.9 million and net income of $4.0 million, offset in part by purchases of marketable securities of $55.4 million, the Company’s repurchase of its common stock of $6.4 million and cash used for acquisitions of $5.9 million.

Net cash provided by operating activities for the nine months ended September 30, 2008 amounted to $7.7 million, compared to $6.9 million for the comparable 2007 period. For the nine months ended September 30, 2008, cash flow was principally provided by net income of $4.0 million, an increase of $7.8 million in accrued payroll and benefits and an increase of $3.1 million in workers’ compensation claims liabilities, offset in part by an increase in trade accounts receivable of $11.2 million.

Net cash provided by investing activities totaled $18.9 million for the nine months ended September 30, 2008, compared to cash used in investing activities of $1.3 million for the similar 2007 period. For the 2008 period, cash from investing activities was principally provided by the proceeds totaling $81.9 million from sales and maturities of marketable securities, offset in part by purchases of $55.4 million of marketable securities, cash used in the acquisition of First Employment Services of $3.8 million and final contingent consideration related to the July 2007 acquisition of Strategic Staffing of $2.0 million. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for the nine-month period ended September 30, 2008 was $8.1 million as compared to $2.0 million for the similar 2007 period. For the 2008 period, the principal use of cash for financing activities was the Company’s repurchase of 514,000 shares of its common stock of $6.4 million under the approved repurchase program and the payment of regular quarterly cash dividends totaling $2.6 million to holders of the Company’s Common Stock.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

As disclosed in Note 3 to the consolidated financial statements included in this report, the Company acquired certain assets of Strategic Staffing, Inc., a privately held staffing services company with five offices in Utah and one office in Colorado Springs, Colorado, effective July 2, 2007. The Company paid $12.0 million in cash on the effective date for the assets of Strategic Staffing and the selling shareholders’ non-compete agreements and agreed to pay additional consideration based upon the level of financial performance achieved by the Strategic Staffing offices during the ensuing 12-month period. Management completed the evaluation of the financial performance criteria for the 12-month period during the third quarter of 2008 and paid $2.0 million of additional consideration. The Company also acquired certain assets of Phillips Temps, Inc., a privately held staffing services company with an office in downtown Denver, Colorado, effective December 3, 2007. The Company paid $1.3 million in cash for the assets of Phillips Temps and the selling shareholders’ noncompete agreements and paid an additional $300,000 on March 3, 2008. There was no contingent consideration.

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

The Company entered into a new credit agreement (the “Credit Agreement”) with its principal bank effective July 1, 2008. The Credit Agreement provides for an unsecured revolving credit facility of up to $7.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $7.0 million as to which there were $5.78 million outstanding at September 30, 2008 in connection with various surety deposit requirements for workers’ compensation purposes. The interest rate on advances against the revolving credit facility, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2009.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end, and (2) pre-tax profit of not less than $1.00 (one dollar) on a quarterly basis, determined as of each fiscal end. The Company was in compliance with all covenants at September 30, 2008.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and allowance for doubtful accounts, the effect of the Company’s formation of a wholly owned, fully licensed captive insurance subsidiary and becoming self-insured for certain business risks, the effectiveness of the Company’s management information systems, payment of future dividends, and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of $55.9 million in cash and marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

BARRETT BUSINESS SERVICES, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of September 30, 2008, the Company’s investment portfolio consisted principally of approximately $26.1 million in tax-exempt municipal bonds with an average maturity of 116 days, $27.3 million in tax-exempt money market funds and approximately $915,000 in bond funds and corporate bonds. Based on the Company’s overall interest exposure at September 30, 2008, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2008, continued to be ineffective in providing a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, as a result of the material weakness identified as of December 31, 2006 and that continued to exist as of December 31, 2007, the nature of which is summarized below.

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

Management believes that these measures, when fully implemented, will mitigate the material weakness described above. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remedial measures and the effectiveness of our internal controls and procedures on an ongoing basis. As noted below, due to the ongoing nature of the implementation of these remedial measures, the changes in our internal control over financial reporting completed during the quarter ended September 30, 2008, did not have a material effect on such internal control.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BARRETT BUSINESS SERVICES, INC.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. The following table summarizes information related to stock repurchases during the quarter ended September 30, 2008.

Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
July	178,000	$11.26	$2,004,000	326,907
August	—	—	—	—
September	—	—	—	—

Total	178,000	$11.26	$2,004,000	326,907

In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: November 10, 2008	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

10.1	Fifth Amendment to Credit Agreement entered into as of August 19, 2008, between the Company and Wells Fargo Bank, N.A. (“Wells Fargo”).

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.