Form 10-K
period 2008-12-31
BARRETT BUSINESS SERVICES INC
filed 2009-03-16
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $98,797,000 at June 30, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 27, 2009
Common Stock, Par Value $.01 Per Share	[10,544,670] Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2008 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	BUSINESS

General

Barrett Business Services, Inc. (“Barrett,” the “Company,” “our” or “we”), was incorporated in the state of Maryland in 1965. We offer a comprehensive range of human resource management services to assist small and medium-sized businesses in managing the increasing costs and complexities of a broad array of employment-related issues. Our principal services, Professional Employer Organization (“PEO”) and staffing, assist our clients in leveraging their investment in human capital. We believe that the combination of these two principal services enables us to provide our clients with a unique blend of services not offered by our competition. Our platform of outsourced human resource management services is built upon our expertise in payroll processing, employee benefits and administration, workers’ compensation coverage, effective risk management and workplace safety programs and human resource administration.

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

We provide services to a diverse array of customers, including, among others, electronics manufacturers, various light-manufacturing industries, forest products and agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in numerous construction-related fields and various professional services firms. During 2008, we provided staffing services to approximately 2,300 staffing services customers, which compares to a similar number of customers during 2007. In addition, at December 31, 2008, we served approximately 1,300 PEO clients and employed approximately 25,100 employees pursuant to PEO contracts, as compared to 1,200 PEO clients and approximately 32,200 employees as of December 31, 2007. We serve our clients, who have employees located in 20 states and the District of Columbia, through a network of 46 branch offices in California, Oregon, Washington, Idaho, Arizona, Utah, Colorado, Maryland, Delaware and North Carolina. We also have several smaller recruiting offices in our general market areas, which are under the direction of a branch office.

Market Opportunity

The human resource outsourcing industry is large and continuing to expand. Some of the key factors driving growth include the desire of businesses to outsource non-core business functions, to reduce regulatory compliance risk, to rationalize the number of service providers that they use, and to reduce costs by integrating human resource systems and processes.

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

Our Strategic Approach

Our long-term goal is to become the leading provider of human resource outsourcing services for small and medium-sized businesses. We seek to differentiate our strategic position by offering a full spectrum of PEO and staffing services. To a far lesser extent, we also provide permanent placement and administrative service organization (ASO) services. We believe that the integrated nature of our service platform assists our clients and customers in successfully aligning and strengthening their organizational structure to meet the demands of their businesses. In pursuit of this goal, we have adopted the operating and growth strategies described below to provide the framework for our future growth, while maintaining the quality and integrity of our current service offerings.

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

•

Control workers’ compensation costs through effective risk management.  We are committed to the proactive mitigation of workers’ compensation risk through stringent underwriting and disciplined management processes. Our senior management defines and maintains our strict underwriting standards. Our underwriting process begins with the selection of only the best candidate companies. Next, our professional risk managers in the field corroborate the underwriting data by assessing the candidate’s operating culture, workplace safety standards and human resource administration philosophies, including compensation rates and benefit levels. If the candidate company satisfies all underwriting standards, then we accept the company and immediately implement a plan to further strengthen their workplace safety standards and practices. If the client’s safe-work culture or adherence to workplace safety procedures declines to unsatisfactory levels, we will terminate the relationship under the terms of our contract.

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

•

Increase client utilization of our services.  We believe that we will be able to continue to maintain our average level of professional service fees per client employee and improve client retention as our clients more fully utilize our current service offerings, including cross selling among staffing, PEO, ASO and permanent placement. We invest substantial time integrating our services into our client organizations to optimize their effectiveness and measure their results. Our long-term partnership philosophy provides us with the opportunity to expand our PEO and staffing services.

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

•

Risk Management.  We focus on developing and implementing a client-specific proactive risk management program so as to further mitigate risk of injury associated with workplace practices. These efforts enable our clients and us to achieve a reduction in accidents and workers’ compensation claims. We provide such tactical services as safety training and safety manuals for both workers and supervisors, job-site visits and meetings, improvements in workplace procedures and equipment to further reduce the risk of injury and workplace regulations of the U.S. Department of Labor and state agencies and leading accident investigations. We have at least one risk manager available at each branch office to perform workplace safety assessments for each prospective client and to implement systems to improve work practices. All risk managers report directly to our Chief Executive Officer. Each risk manager has the authority to cancel our business relationship with any customer or client company.

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

We began offering PEO services to Oregon customers in 1990 and subsequently expanded these services to other states, primarily California. In 2008, approximately 86% of our PEO service fee revenues were generated from customers in California with an additional 6% of revenues generated in Oregon.

We have entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses with up to several hundred employees. None of our PEO clients individually represented more than 2% of our total revenues in 2008.

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

Our staffing services customers operate in a broad range of businesses, including agriculture-based companies, electronic manufacturers, transportation and logistics companies, food processors, professional firms and construction. Such customers generally range in size from small local firms to companies with international operations that use our services on a domestic basis. None of our staffing services customers individually represented more than 2% of our total revenues in 2008.

In 2008, the light-industrial sector generated approximately 82% of our staffing services revenues, while clerical office staff accounted for 14% of such revenues and technical personnel represented the balance of 4%. Our light-industrial workers perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers of electronic parts.

We employ a variety of methods to recruit our work force for staffing services, including among others, referrals by existing employees, online job boards, our Web site for job postings, job fairs, newspaper advertising, and marketing brochures distributed at colleges and vocational schools. The employee application process may include an interview, skills assessment test, reference verification, drug screening, criminal background checks and pre-employment physicals. The recruiting of qualified employees requires more effort when unemployment rates are low. We use a comprehensive pre-employment screening test to ensure that applicants are appropriately qualified for employment.

Our staffing services employees are not under our direct control while working at a customer’s business. While we have not experienced any significant liability due to claims arising out of negligent acts or misconduct by our staffing services employees, claims could be asserted against us which could have a material adverse effect on our financial condition and results of operations.

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

We may face additional PEO competition in the future from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. Certain PEO companies that periodically compete with us in the same markets have greater financial and marketing resources than we do, such as Administaff, Inc., Gevity HR, Inc., and Paychex, Inc., among others. Competition in the PEO industry is based largely on price, although service and quality can also provide competitive advantages. A significant limiting factor to the growth of the PEO industry is the perception of potential clients that they have the capacity to handle human resource issues internally. We believe that our past growth in PEO service fee revenues is attributable to our ability to provide small and medium-sized companies with the opportunity to reduce workers’ compensation costs and to provide enhanced benefits to their employees while reducing their overall personnel administration costs. Our competitive advantage may be adversely affected by a substantial increase in the costs of maintaining our self-insured workers’ compensation program, or changes in the regulatory environment, particularly in California. A general market decrease in the level of workers’ compensation insurance premiums likely would decrease demand for PEO services among some prospective client companies.

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

Self Insurance for Workers’ Compensation.  In August 1987, we became a self-insured employer for workers’ compensation coverage in Oregon. We subsequently obtained self-insured employer status for workers’ compensation in four additional states, California, Delaware, Maryland and Colorado, as well as in Washington for our non-PEO services. Regulations governing self-insured employers in each jurisdiction typically require the employer to maintain surety deposits of government securities, letters of credit or other financial instruments to cover workers’ claims in the event the employer is unable to pay for such claims.

To manage our financial exposure from the incidence of catastrophic injuries and fatalities, we maintain excess workers’ compensation insurance pursuant to two annual policies with a major insurance company. Effective January 1, 2007, we formed a wholly owned, fully licensed captive insurance company to provide us with excess workers’ compensation coverage from $1.0 million up to $5.0 million per occurrence. Additional excess workers’ compensation insurance coverage is provided by a major insurance company from $5.0 million to $15.0 million per occurrence, except for our Maryland and Colorado operations, where our excess insurance policy has a $1.0 million retention with a $25.0 million limit on a per occurrence basis. This approach results in an effective per occurrence retention, on a consolidated basis, of $5.0 million. This higher per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results. The formation of the captive provides the Company with access to an alternative mechanism for excess insurance coverage, as well as certain income tax benefits arising from the ability to accelerate the deduction, for tax purposes, of certain accruals for workers’ compensation claims.

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

Elements of Self-Insurance Costs.  The costs associated with our self-insured workers’ compensation program include case reserves for reported claims, an additional expense provision for potential future increases in the cost of open injury claims (known as “adverse loss development”) and claims incurred in prior periods but not reported (referred to as “IBNR”), fees payable to our TPAs, additional claims administration expenses, administrative fees payable to state and federal workers’ compensation regulatory agencies, legal fees, broker commissions for business referrals, premiums for excess workers’ compensation insurance, and costs associated with forming and operating our wholly owned, fully licensed captive insurance company for excess coverage. The state assessments are typically based on payroll amounts and, to a limited extent, the amount of permanent disability awards during the previous year. Excess insurance premiums are also based in part on the size and risk profile of our payroll and loss experience.

Workers’ Compensation Claims Experience and Reserves

We recognize our liability for the ultimate payment of incurred claims and claims adjustment expenses by accruing liabilities which represent estimates of future amounts necessary to pay claims and related expenses with respect to covered events that have occurred. When a claim involving a probable loss is reported, our internal claims management personnel or our TPA establishes a case reserve for the estimated amount of ultimate loss. The estimate reflects an informed judgment based on established case reserving practices and the experience and knowledge of our claims management staff and the TPA regarding the nature and expected value of the claim, as well as the estimated expense of settling the claim, including legal and other fees and expenses of administering claims. The adequacy of such case reserves in part depends on the professional judgment of both our claims management staff and our TPA to properly and comprehensively evaluate the economic consequences of each claim. Our reserves include an additional component for both estimated future adverse loss development in excess of initial case reserves on open claims and for incurred but not reported claims (together IBNR). Our reserves do not include an estimated provision for the incidence of unknown or unreported catastrophic claims.

As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are necessarily based on management’s estimates, and as other data becomes available, these estimates are revised, which may result in increases or decreases in existing case reserves. Management’s internal accrual process for workers’ compensation expense is based upon the immediate recognition of an expense and the related liability at the time a claim occurs; the value ascribed to the expense and liability is based upon our internal claims management and the TPAs’ estimate of ultimate claim cost coupled with a provision for estimated future development based upon historical trends. Management reviews the adequacy of its reserves and its historical development by geographic region at least quarterly. We believe our total accrued workers’ compensation claims liabilities at December 31, 2008, are adequate. It is possible, however, that our actual future workers’ compensation obligations may exceed the amount of our accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims, and to a much lesser extent, of claims incurred but not reported.

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

Employees and Employee Benefits

At December 31, 2008, we had approximately 33,555 employees, including approximately 8,100 staffing services employees, approximately 25,100 PEO employees, approximately 355 managerial, sales and administrative employees and four executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. During 2008, approximately 1% of our employees were covered by a collective bargaining agreement. Substantially all of our managerial, sales and administrative employees have entered into a standard form of employment agreement which, among other provisions, contains covenants not to engage in certain activities in competition with us for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe our employee relations are good.

Benefits offered to our staffing services employees include a limited-benefit medical insurance plan, a Section 125 cafeteria plan which permits employees to use pretax earnings to fund various services, including health insurance premiums and childcare expenses, and a retirement savings plan (the “401(k) plan”) under Section 401(k) of the Internal Revenue Code pursuant to which employees may begin making contributions upon reaching 21 years of age and completing 1,000 hours of service in any consecutive 12-month period. We may also make contributions to the 401(k) plan, which vest over six years and are subject to certain legal limits, at the sole discretion of our Board of Directors. Beginning in 2006, we made matching contributions to the 401(k) plan under a safe harbor provision, whereby we match 100% of contributions by management and staffing employees to the 401(k) plan up to 3% of each participating employee’s annual compensation and 50% of the employee’s contributions up to an additional 2% of annual compensation. Employees subject to a co-employer arrangement may participate in our benefit plans at the election of the co-employer.

Regulatory and Legislative Issues

Business Operations.  We are subject to the laws and regulations of the jurisdictions within which we operate, including those governing self-insured employers under the workers’ compensation systems in Oregon, California, Maryland, Delaware and Colorado, as well as in Washington for non-PEO services. While the specific laws and regulations vary among these jurisdictions, they typically require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk on us, particularly with respect to those clients who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date.

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

We maintain reserves (recorded as accrued liabilities on our balance sheet) to cover our estimated liabilities for our self-insured workers’ compensation claims. The determination of these reserves is based upon a number of factors, including current and historical claims activity, claims payment patterns and medical cost trends and developments in existing claims. Accordingly, reserves do not represent an exact calculation of liability. Reserves can be affected by both internal and external events, such as adverse developments on existing claims or changes in medical costs, medical condition of the claimant, claims handling procedures, administrative costs, inflation, and legal trends and legislative changes. Reserves are adjusted from time to time to reflect new claims, claim developments, or systemic changes, and such adjustments are reflected in the results of the periods in which the reserves are changed. The Company’s estimated accrual for workers’ compensation claims liabilities does not include an estimated provision for the incidence of unknown catastrophic claims. Moreover, because of the uncertainties that surround estimating workers’ compensation loss reserves, we cannot be certain that our reserves are adequate. If our reserves are insufficient to cover our actual losses, we would have to increase our reserves and incur charges to our earnings that could be material to our results of operations and financial condition.

Our self-insured retention for workers’ compensation claims increased from $1.0 million per occurrence to $5.0 million per occurrence beginning January 1, 2007.

In view of the Company’s historical experience with large catastrophic claims and an opportunity to realize savings from lower excess workers’ compensation insurance premiums, effective January 1, 2007, we increased our self-insured retention from $1.0 million to $5.0 million per occurrence, except in Maryland and Colorado where our retention is at $1.0 million per occurrence. Thus, the Company has increased financial risk for most workers’ compensation claims under $5.0 million, on a per occurrence basis. This higher per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results.

Adverse developments in the market for excess workers’ compensation insurance could lead to increases in our costs.

We are a state-approved self-insured employer for workers’ compensation coverage in California, Oregon, Delaware, Maryland and Colorado, as well as in Washington for our non-PEO services and management employees. To manage our financial exposure in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance with a per occurrence retention of $5.0 million effective January 1, 2007, except in Maryland and Colorado where our retention is at $1.0 million per occurrence. Changes in the market for excess workers’ compensation insurance may lead to limited availability of such coverage, additional increases in our insurance costs or further increases in our self-insured retention, any of which may have a material adverse effect on our financial condition.

We maintain excess workers’ compensation insurance coverage with American International Group, Inc. (“AIG”) between $5.0 million and $15.0 million per occurrence, except in Maryland and Colorado, where coverage with AIG is between $1.0 million and $25.0 million per occurrence. AIG’s recent financial losses resulting from credit default swaps combined with the turbulence in worldwide equity and credit markets have adversely impacted AIG. Although AIG’s commercial insurance subsidiary remains viable and continues to be a fully accepted insurance carrier for all major brokers, should AIG fail, we could be forced to seek alternative coverage at higher costs, which could have a material negative impact on our results of operations and financial condition.

Current economic conditions, particularly in California, may impact our ability to attract new PEO clients and cause our existing PEO clients to reduce staffing levels or cease operations.

The current economic downturn is having a negative impact on small and medium size businesses, which make up the majority of our PEO clients. In turn, these businesses are cutting costs, including trimming employees from their payrolls, or ceasing operations altogether. In addition, businesses may be reluctant to enter into new PEO arrangements because of the uncertainty regarding the timing of any economic recovery. These forces may result in decreased PEO revenues due both to the downsizing of our current clients and difficulties in attracting new clients, and may also result in additional bad debt expense to the extent that existing clients cease operations.

Our staffing business is vulnerable to economic fluctuations. Companies tend to use fewer temporary employees as economic activity slows, while recruiting employees to fill our customers’ needs becomes increasingly difficult during robust economic periods.

Demand for our staffing services is sensitive to changes in the level of economic activity in the regions in which we do business. As economic activity begins to slow down, as has occurred in our market areas in recent months, companies often reduce their use of temporary employees before undertaking layoffs of permanent staff, resulting in decreased demand for staffing services. A significant economic downturn, particularly in the Western United States, could have a material adverse effect on our results of operations and financial condition. During strong economic periods, on the other hand, we often experience shortages of qualified employees to meet customer needs.

Changes in the market for workers’ compensation insurance in the state of California could adversely affect our business.

Our PEO service revenues in California have grown rapidly over the last five years due in part to difficult market conditions for workers’ compensation insurance in California and our status as a state-approved self-insured employer with respect to workers’ compensation coverage in that state. Since 2002, California has enacted several legislative reforms in an attempt to address the crisis in its workers’ compensation system, and it may attempt additional legislative or regulatory reforms in the future. Any successful legislative reforms or non-governmental changes in market conditions in California could lessen a key advantage we have in that state, leading to a reduction in our new business opportunities and a potential slowing in the growth of our PEO business in California. Any such slowing would adversely affect our results of operations.

Because we assume the obligation to make wage, tax and regulatory payments in respect of some employees, we are exposed to client credit risks.

We generally assume responsibility for and manage the risks associated with our clients’ employee payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits. These obligations are fixed, whether or not the client makes payments to us as required by our services agreement, which exposes us to credit risks. We attempt to mitigate this risk by invoicing our staffing customers weekly and our PEO clients at the end of their specific payroll processing cycle. We also carefully monitor the timeliness of our clients’ payments and impose strict credit standards on our customers. If we fail to successfully manage our credit risk, our results of operations and financial condition could be materially and adversely affected.

Increases in unemployment claims could raise our state unemployment tax rates which we may not be able to pass on to our customers.

During weak economic conditions in our markets, the level of unemployment claims tend to rise as a result of employee layoffs at our PEO clients and lack of work in our temporary staffing pool. The rise in unemployment claims often results in higher state unemployment tax rates which in most instances cannot be concurrently passed on to our customers either due to existing PEO contracts or competitive pricing pressures. Increases in our state unemployment tax rates could have a material adverse effect on our results of operations, particularly in the early part of the calendar year when effective payroll tax rates are at or near their maximum.

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

We have completed 26 acquisitions since 1993 and may pursue additional acquisitions and investment opportunities. We cannot assure, however, that we will be able to identify or consummate any additional acquisitions. If we do pursue acquisitions, we may not realize the anticipated benefits of such acquisitions. Acquisitions involve many risks, including risks relating to the assumption of unforeseen liabilities of an acquired business, adverse accounting charges resulting from the acquisition, and difficulties in integrating acquired companies into our business, both from a cultural perspective, as well as with respect to personnel and client retention and technological integration. Acquired liabilities may be significant and may adversely affect our financial condition and results of operations. Our inability to successfully integrate acquired businesses may lead to increased costs, failure to generate expected returns, accounting charges, or even a total loss of amounts invested, any of which could have a material adverse effect on our financial condition and results of operations.

Our business is subject to risks associated with geographic market concentration.

Our California and Oregon operations accounted for approximately 50% and 15%, respectively, of our total net revenues in 2008. As a result of the current importance of our California and Oregon operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in these markets, particularly in California. If these states continue to experience an economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business in these states or limits our competitive advantages in these markets, our profitability and growth prospects may be materially and adversely affected.

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

Our PEO services agreements are generally terminable on 30 days’ notice by either us or the client. As a result, our clients may terminate their agreement with us at any time, making us particularly vulnerable to changing business or regulatory conditions or changes affecting our reputation or the reputation of our industry.

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

We provide PEO and staffing services through all 46 of our branch offices. The following table shows the number of branch offices located in each state in which we operate. We also lease office space in other locations in our market areas which we use to recruit and place employees.

Offices	Number of Branch Offices
California	16
Oregon	8
Utah	5
Washington	4
Arizona	3
Colorado	3
Idaho	3
Maryland	2
Delaware	1
North Carolina	1

We lease office space for our branch offices. At December 31, 2008, our leases had expiration dates ranging from less than one year to six years, with total minimum payments through 2014 of approximately $6.3 million. Effective March 11, 2006, we relocated our corporate headquarters office to Vancouver, Washington. We now occupy approximately 17 percent of the 63,500 square foot building we purchased during the third quarter of 2005 at a price of $8.85 million.

Item 3.	LEGAL PROCEEDINGS

The Company is periodically party to litigation incidental to providing employment services. Based on information currently known to management, although there are uncertainties inherent in litigation, there were no legal proceedings pending against the Company at December 31, 2008, or during the period beginning with that date through March 13, 2009, that individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table identifies, as of February 28, 2009, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Principal Positions and Business Experience	Officer Since
William W. Sherertz	63	President; Chief Executive Officer; Director	1980

Michael L. Elich	43	Vice President and Chief Operating Officer	2005

James D. Miller	45	Vice President-Finance, Treasurer and Secretary; Chief Financial Officer; Principal Accounting Officer	1994

Gregory R. Vaughn	53	Vice President and Assistant Secretary	1998

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

James D. Miller joined the Company in January 1994 as Controller. He was promoted to Vice President-Finance, Treasurer and Secretary, and Chief Financial Officer effective June 1, 2008. From 1991 to 1994, he was the Corporate Accounting Manager for Christensen Motor Yacht Corporation. Mr. Miller, a certified public accountant on inactive status, was employed by Price Waterhouse LLP, now known as PricewaterhouseCoopers LLP, from 1987 to 1991.

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

Our common stock (the “Common Stock”) trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol “BBSI.” At February 27, 2009, there were 44 stockholders of record and approximately 3,200 beneficial owners of the Common Stock.

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

	High	Low	Cash Dividends Declared
2007
First Quarter	$25.15	$21.86	$0.07
Second Quarter	26.70	22.81	0.07
Third Quarter	27.70	22.21	0.07
Fourth Quarter	25.75	15.75	0.08

2008
First Quarter	$18.85	$14.89	$0.08
Second Quarter	18.02	11.47	0.08
Third Quarter	17.96	10.38	0.08
Fourth Quarter	13.28	9.00	0.08

In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares. The following table summarizes information related to stock repurchases during the quarter ended December 31, 2008.

Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
October	147,500	$10.26	$1,513,000	2,179,400
November	41,300	9.78	404,000	2,138,100
December	10,900	10.18	111,000	2,127,200

Total	199,700		$2,028,000

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2003, until December 31, 2008, for the Common Stock, The Nasdaq Composite Index, and a group of the Company’s current peers in the staffing industry (the “2008 Peer Group”). The 2008 Peer Group is comprised of seven companies included in the peer group used to prepare the performance graph included in the Company’s Form 10-K for the year ended December 31, 2007.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2003, in the Common Stock, The Nasdaq Composite Index, and the 2008 Peer Group, and that dividends are reinvested. In accordance with the SEC’s disclosure rules, the stockholder return for each company in the 2008 Peer Group indices has been weighted on the basis of market capitalization as of the beginning of each annual period shown. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/03	12/04	12/05	12/06	12/07	12/08
Barrett Business Services, Inc.	100.00	106.47	288.79	271.43	211.54	131.17
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
Peer Group	100.00	109.31	131.18	155.08	113.53	77.68

Members of Peer Group:
Administaff Inc.
CDI Corp.
Gevity HR Inc.
Kelly Services Inc.
Manpower Inc.
Robert Half International Inc.
Westaff Inc.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s financial statements and the accompanying notes listed in Item 15 of this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of operations:
Revenues:
Staffing services	$154,565	$147,221	$123,500	$130,098	$123,514
Professional employer service fees	125,903	141,992	135,684	101,291	71,447

Total	280,468	289,213	259,184	231,389	194,961

Cost of revenues:
Direct payroll costs	114,440	113,450	92,676	97,006	91,190
Payroll taxes and benefits	85,531	87,822	83,756	63,889	45,544
Workers’ compensation	30,887	29,031	27,199	24,667	23,071

Total	230,858	230,303	203,631	185,562	159,805

Gross margin	49,610	58,910	55,553	45,827	35,156
Selling, general and administrative expenses	36,654	34,688	31,604	25,670	22,330
Depreciation and amortization	1,536	1,387	1,306	974	1,008

Income from operations	11,420	22,835	22,643	19,183	11,818

Loss on impairment of investments	(3,483)	-	-	-	-
Other income:
Investment income, net	2,080	3,183	2,869	945	343
Other, net	(26)	(100)	(22)	(198)	89

Total	2,054	3,083	2,847	747	432

Income before income taxes	9,991	25,918	25,490	19,930	12,250
Provision for income taxes	3,728	9,112	9,154	7,440	4,879

Net income	$6,263	$16,806	$16,336	$12,490	$7,371

Basic earnings per share	$.58	$1.49	$1.46	$1.29	$.86

Weighted average number of basic shares outstanding	10,861	11,247	11,194	9,647	8,587

Diluted earnings per share	$.56	$1.44	$1.40	$1.21	$.79

Weighted average number of diluted shares outstanding	11,120	11,654	11,671	10,343	9,289

Cash dividends per common share	$.32	$.29	$.07	$-	$-
Selected balance sheet data:
Cash and marketable securities	$60,609	$64,913	$73,439	$64,909	$16,783
Working capital	52,493	54,213	59,985	55,475	17,151
Total assets	170,060	173,224	162,181	144,301	79,985
Long-term debt, net of current portion	-	-	-	1,094	1,441
Stockholders’ equity	110,622	113,748	103,700	85,850	38,753

Note:	All share and per share amounts have been adjusted for a 3-for-2 stock split effected on May 19, 2005 by way of a 50% stock dividend.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide human resource management services, comprised principally of staffing services and PEO services. We generate staffing services revenues primarily from short-term staffing, contract staffing, on-site management and direct placement services. Our PEO service fees are generated from contractual agreements with our PEO clients under which we become a co-employer of our client’s workforce with responsibility for some or all of the client’s human resource functions. We recognize revenues from our staffing services for all amounts invoiced, including direct payroll, employer payroll-related taxes, workers’ compensation coverage and a service fee (equivalent to a mark-up percentage). PEO service fee revenues are recognized on a net basis in accordance with Emerging Issues Task Force No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent” (“EITF No. 99-19”). Consequently, our PEO service fee revenues represent the gross margin generated from our PEO services after deducting the amounts invoiced to PEO customers for direct payroll expenses such as salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment. These amounts are also excluded from cost of revenues. PEO service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers’ compensation coverage.

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

Our business is concentrated in California and Oregon and we expect to continue to derive a majority of our revenues from these markets in the future. Revenues generated in our California and Oregon offices accounted for 65% of our total revenues in 2008, 72% in 2007 and 74% in 2006. Consequently, any weakness in economic conditions or changes in the regulatory environments in these regions could have a material adverse effect on our financial results.

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

Amortization of intangible assets consists of the amortization of software costs, covenants not to compete, and if material, customer related intangibles. These costs are amortized using the straight-line method over their estimated useful lives, which range from two to ten years.

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

Self-Insured Workers’ Compensation Reserves.  We are self-insured for workers’ compensation coverage in a majority of our employee work sites in Oregon, California, Maryland, Delaware and Colorado and for staffing services and management employees only in Washington. The estimated liability for unsettled workers’ compensation claims represents our best estimate, which includes an evaluation of information provided by our internal claims adjusters and our third-party claims administrators, coupled with management’s evaluations of historical claims development and conversion factors and other trends. These elements serve as the basis for our overall estimate for workers’ compensation claims liabilities, which include more specifically the following components: case reserve estimates for reported losses, plus additional amounts for estimated future development of reported claims and incurred but not reported claims (together IBNR). These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. We believe that the amounts recorded for our estimated liabilities are reasonable and objective and are based upon facts and development factors and other trends associated with the Company’s historical universe of claims data. Nevertheless, it is reasonably possible that adjustments to such estimates may be required in future periods if the development of claim costs varies materially from our estimates and such adjustments, if necessary, could be material to results of operations.

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

Goodwill.  We assess the recoverability of goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management’s current assessment of the carrying value of goodwill indicates there was no impairment as of December 31, 2008. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, as of the date of our annual assessment on December 31.

Investments in Marketable Securities.  We consider available evidence in evaluating potential impairment of our investments, including the duration and extent to which fair value is less than cost and our ability and intent to hold the investment. Investments in securities classified as trading are reported at fair value, with unrealized gains or losses reported in other income in our consolidated statements of operations. Investments in securities classified as available-for-sale are reported at fair value, with unrealized gains or losses reported net of tax in other comprehensive income (loss) in stockholders’ equity. In the event a loss on our available-for-sale investments is determined to be other-than-temporary, the loss will be recognized in our statement of operations.

Income Taxes.  Our incomes taxes are accounted for using an asset and liability approach. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The impact of uncertain tax positions would be recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions would withstand challenge, if any, from taxing authorities. As facts and circumstances change, we reassess these probabilities and would record any changes in the financial statements as appropriate. On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which sets out the framework by which such judgments are to be made.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on the Company’s results of operations and financial condition, refer to Note 1 in the Notes to the Financial Statements beginning at page F-6 of this Annual Report on Form 10-K.

Forward-Looking Information

Statements in this Item or in Items 1 and 1A of this Report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and allowance for doubtful accounts, the effect of the Company’s formation of a wholly owned, fully licensed captive insurance subsidiary and becoming self-insured for certain business risks, the financial viability of the Company’s excess insurance carrier, the effectiveness of the Company’s management information systems, payment of future dividends and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of $61 million in cash and marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s Statements of Operations for the years ended December 31, 2008, 2007 and 2006, included in Item 15 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company’s financial statements included in Item 15 of this report.

	Percentage of Total Net Revenues
	Year Ended December 31,
	2008	2007	2006
Revenues:
Staffing services	55.1%	50.9%	47.6%
Professional employer service fees	44.9	49.1	52.4

Total	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	40.8	39.2	35.8
Payroll taxes and benefits	30.5	30.4	32.3
Workers’ compensation	11.0	10.0	10.5

Total	82.3	79.6	78.6

Gross margin	17.7	20.4	21.4
Selling, general and administrative expenses	13.2	12.0	12.2
Depreciation and amortization	0.5	0.5	0.5

Income from operations	4.0	7.9	8.7
Loss on impairment of investments	(1.2)	-	-
Other income	0.7	1.1	1.1

Pretax income	3.5	9.0	9.8
Provision for income taxes	1.3	3.2	3.5

Net income	2.2%	5.8%	6.3%

We report PEO revenues in accordance with the requirements of EITF No. 99-19 which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the gross revenues and cost of revenues information for the years ended December 31, 2008 and 2007 set forth in the table below.

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

•

A relative increase in PEO revenue will result in higher gross margin percentage. Improvement in gross margin percentage occurs because incremental PEO revenue dollars are reported as revenue net of all related direct costs.

(in thousands)	Year Ended December 31,
	2008	2007
Revenues:
Staffing services	$154,565	$147,221
Professional employer services	926,028	968,576

Total revenues	1,080,593	1,115,797

Cost of revenues:
Direct payroll costs	908,410	935,697
Payroll taxes and benefits	85,531	87,822
Workers’ compensation	37,042	33,368

Total cost of revenues	1,030,983	1,056,887

Gross margin	$49,610	$58,910

A reconciliation of non-GAAP gross revenues to net revenues is as follows for the years ended December 31, 2008 and 2007 (in thousands):

	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2008	2007	2008	2007	2008	2007
Revenues:
Staffing services	$154,565	$147,221	$-	$-	$154,565	$147,221
Professional employer services	926,028	968,576	(800,125)	(826,584)	125,903	141,992

Total revenues	$1,080,593	$1,115,797	$(800,125)	$(826,584)	$280,468	$289,213

Cost of revenues:	$1,030,983	$1,056,887	$(800,125)	$(826,584)	$230,858	$230,303

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Years Ended December 31, 2008 and 2007

Net income for 2008 amounted to $6.3 million, a decline of 62.7% or $10.5 million from net income of $16.8 million for 2007. The decline for 2008 was primarily due to lower gross margin dollars as a result of a decline in revenues and higher direct payroll costs and higher workers’ compensation expense, a $3.5 million impairment charge on investments and higher SG&A expenses. Diluted earnings per share for 2008 was $.56 compared to $1.44 for 2007.

Revenues for 2008 totaled $280.5 million, a decrease of approximately $8.7 million or 3.0%, which reflects a decline in the Company’s PEO service fee revenue offset in part by an increase in staffing service revenue. PEO service fee revenue decreased approximately $16.1 million or 11.3% from 2007 primarily due to a decline in business with our existing PEO customer base resulting from challenging economic conditions. Staffing service revenue increased approximately $7.3 million or 5.0% over 2007 primarily due to the acquisitions of Strategic Staffing on July 2, 2007, Phillips Temps on December 3, 2007 and First Employment Services on February 4, 2008. The increase was offset in part by a decline in business with existing or former customers in excess of market share gains attributable to new customers. On a comparable branch office basis, i.e. without the benefit from the incremental revenue generated from the three acquisitions, staffing revenues for the year declined 13.4% or approximately $19.8 million due to a decrease in demand for staffing employees resulting from slower economic conditions in the Company’s markets. During 2008, the Company served approximately 2,300 staffing service customers, which compares to a similar number of customers during 2007. Management expects demand for the Company’s staffing services will continue to reflect overall uncertain economic conditions in its market areas. During 2008, the Company served approximately 1,600 PEO clients, which compares to approximately 1,500 PEO clients during 2007. Offsetting the increase in the number of PEO clients served in 2008 was a decline in the average number of PEO employees and worker hours per client. Net growth in the Company’s PEO business has slowed due to general economic conditions.

Gross margin for 2008 totaled approximately $49.6 million, which represented a decrease of $9.3 million or 15.8% from 2007, primarily due to the 3.0% decline in revenues and higher cost of revenues. The gross margin percent decreased from 20.4% of revenues for 2007 to 17.7% for 2008. The decline in the gross margin percentage was mainly due to higher direct payroll costs, expressed as a percent of revenues. The increase in direct payroll costs, as a percentage of revenues, from 39.28% for 2007 to 40.80% for 2008 reflects the moderate shift in the overall mix of services from PEO services to staffing services in the Company’s customer base primarily attributable to the acquisitions of Strategic Staffing, Phillips Temps and First Employment Services and the effect of each customer’s unique mark-up percent. Workers’ compensation expense, as a percent of revenues, increased from 10.0% in 2007 to 11.0% in 2008. Workers’ compensation expense for 2008 totaled $30.9 million, which compares to $29.0 million for 2007. This increase was primarily due to higher estimates for new claim costs and to increases in estimates for existing claims in states where the Company is self-insured as well as to higher insurance premiums in states where the Company is not self-insured. The small increase in payroll taxes and benefits, as a percentage of revenues, from 30.4% for 2007 to 30.5% for 2008, was primarily due to the effect of growth in staffing services, as well as slightly higher effective state unemployment tax rates in various states in which the Company operates as compared to 2007. We expect gross margin as a percentage of total revenues to continue to be influenced by fluctuations in the mix between staffing and PEO services, as well as changes to our estimates for workers’ compensation claims liabilities, if necessary.

During 2008, the Company recorded a non-cash, other-than-temporary impairment charge of approximately $3.5 million relating to its investment in four closed-end bond funds. The impairment charge assumes no income tax benefit given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses.

Selling, general and administrative (“SG&A”) expenses consist of compensation and other expenses relating to the operation of our headquarters and our branch offices and the marketing of our services. SG&A for 2008 amounted to approximately $36.7 million, an increase of $2.0 million or 5.7% over 2007. SG&A expenses, as a percentage of revenues, increased from 12.0% in 2007 to 13.2% in 2008. The increase over 2007 was primarily attributable to increases in branch management personnel and related expenses as a result of the incremental SG&A expenses associated with the Strategic Staffing, Phillips Temps and First Employment Services acquisitions, which represented $3.5 million, offset in part by lower SG&A expenses from our existing branch offices. On a comparable branch basis, SG&A expenses declined $1.5 million primarily due to lower profit sharing.

Other income for 2008 was $2.1 million compared to other income of $3.1 million for 2007. The decline in other income for 2007 was primarily attributable to decreased investment income earned on the Company’s cash and investments due to a decline in investment yields.

Depreciation and amortization totaled $1.5 million for 2008, which compares to $1.4 million for 2007. The increase in the depreciation and amortization expense level compared to 2007 was primarily due to the acquisitions of Strategic Staffing, Phillips Temps and First Employment Services.

Our effective income tax rate for 2008 was 37.3%, as compared to 35.2% for 2007. The increase in the effective rate was primarily attributable to the Company’s establishment of a valuation allowance on the $3.5 million impairment charge recognized on its investments, offset in part by state tax benefits attributable to Associated Insurance Company for Excess (“AICE”), our wholly-owned captive insurance company, recognized upon the completion and filing of the Company’s 2007 state income tax returns during 2008 and to higher Federal employment tax credits.

At December 31, 2008, we had deferred income tax assets of $2.4 million, which consist of temporary differences between taxable income for financial accounting and tax purposes, which will reduce taxable income in future years. Pursuant to GAAP, we are required to assess the realization of the deferred income tax assets as significant changes in circumstances may require adjustments during future periods. Although realization is not assured, management has concluded that it is more likely than not that the remaining deferred income tax assets will be realized, principally based upon projected taxable income for the next two years. The amount of the deferred income tax assets actually realized could vary, if there are differences in the timing or amount of future reversals of existing deferred income tax assets or changes in the actual amounts of future taxable income as compared to operating forecasts. If our operating forecast is determined to no longer be reliable due to uncertain market conditions, our long-term forecast may require reassessment. As a result, in the future, a valuation allowance may be required to be established for all or a portion of the deferred income tax assets. Such a valuation allowance could have a significant effect on our future results of operations and financial position.

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

Revenues for 2007 totaled $289 million, an increase of approximately $30.0 million or 11.6%, which reflects growth in both the Company’s staffing service revenue and in PEO service fee revenue. Staffing service revenue increased approximately $23.7 million or 19.2% over 2006 primarily due to the acquisitions of Strategic Staffing on July 2, 2007 and Phillips Temps on December 3, 2007. The increase was offset in part by a decline in business with existing or former customers in excess of market share gains attributable to new customers. On a comparable branch office basis, staffing revenues for the year declined 0.7% or approximately $898,000. During 2007, the Company served approximately 2,300 staffing service customers, which compares to approximately 1,800 customers during 2006. PEO service fee revenue increased approximately $6.3 million or 4.6% over the 2006 comparable period primarily due to the net effect from the addition of new client companies. During 2007, the Company served approximately 1,500 PEO clients, which compares to approximately 1,300 PEO clients during 2006.

Gross margin for 2007 totaled approximately $58.9 million, which represented an increase of $3.4 million or 6.0% over 2006, primarily due to the 11.6% increase in revenues. The gross margin percent declined from 21.4% of revenues for 2006 to 20.4% for 2007. The decline in the gross margin percentage was mainly due to higher direct payroll costs, expressed as a percent of revenues. The increase in direct payroll costs, as a percentage of revenues, from 35.8% for 2006 to 39.2% for 2007 reflects the moderate shift in the overall mix of services from PEO services to staffing services in the Company’s customer base primarily attributable to the acquisitions of Strategic Staffing and Phillips Temps and the effect of each customer’s unique mark-up percent. Workers’ compensation expense, as a percent of revenues, declined from 10.5% in 2006 to 10.0% in 2007. Workers’ compensation expense for 2007 totaled $29.0 million, which compares to $27.2 million for 2006. The decrease, as a percentage of revenues, was due, in part, to cost savings from lower excess insurance premiums as a result of an increase in the self-insured retention from $1.0 million to $5.0 million in four of the five states in which the Company is self-insured for workers’ compensation purposes and to slightly lower insurance premiums in states where the Company is not self-insured, offset in part by higher estimated costs for claims. The decline in payroll taxes and benefits, as a percentage of revenues, from 32.3% for 2006 to 30.4% for 2007, was largely due to the effect of lower effective state unemployment tax rates in various states in which the Company operates as compared to 2006.

SG&A expenses for 2007 amounted to approximately $34.7 million, an increase of $3.1 million or 9.8% over 2006. The increase over 2006 was primarily attributable to increases in branch management personnel and related expenses as a result of the incremental SG&A expenses associated with the Strategic Staffing and Phillips Temps acquisitions, which represented $2.5 million or 81.4% of the increase. SG&A expenses, as a percentage of revenues, decreased from 12.2% in 2006 to 12.0% in 2007.

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

Fluctuations in Quarterly Operating Results

We have historically experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers’ compensation, demand for our services and competition and the effect of acquisitions. Payroll taxes, as a component of cost of revenues, generally decline throughout a calendar year as the applicable statutory wage bases for federal and state unemployment taxes and Social Security taxes are exceeded on a per employee basis. Our revenue levels may be higher in the third quarter due to the effect of increased business activity of our customers’ businesses in the agriculture, food processing and forest products-related industries. In addition, revenues in the fourth quarter may be affected by many customers’ practice of operating on holiday-shortened schedules. Workers’ compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. In addition, adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company’s estimated workers’ compensation expense.

Liquidity and Capital Resources

The Company’s cash position of $42.2 million at December 31, 2008, increased by $32.4 million from December 31, 2007, which compares to a decrease of $13.3 million for the year ended December 31, 2007. The increase in cash at December 31, 2008, as compared to December 31, 2007, was primarily due to proceeds from sales and maturities of marketable securities of $91.2 million and net income of $6.3 million, offset in part by purchases of marketable securities of $55.4 million and the Company’s repurchase of its common stock of $8.5 million and cash used for acquisitions of $5.9 million.

Net cash provided by operating activities for 2008 amounted to $14.2 million, as compared to net cash provided by operating activities of $17.3 million for 2007. For 2008, cash flow was primarily provided by net income of $6.3 million, a $2.4 million increase in workers’ compensation claims liabilities, and a $2.3 million decrease in trade accounts receivable.

Net cash provided by investing activities totaled $29.2 million for 2008, compared to net cash used in investing activities of $25.1 million for 2007. For 2008, the cash from investing activities was principally provided by proceeds from sales and maturities of marketable securities of $91.2 million, offset in part by purchases of $55.4 million of marketable securities, cash used in the acquisition of First Employment Services of $3.8 million and final contingent consideration related to the July 2007 acquisition of Strategic Staffing of $2.0 million. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for 2008 was $10.9 million compared to net cash used in financing activities of $5.5 million for 2007. For 2008, the principal uses of cash for financing activities were for the Company’s repurchase of 714,000 shares of its common stock for $8.5 million and cash dividends of $3.5 million paid to holders of the Company’s common stock, offset in part by $941,000 of proceeds from exercises of stock options.

As disclosed in Note 2 to the consolidated financial statements included in this report, the Company acquired certain assets of Strategic Staffing, Inc., a privately held staffing services company with five offices in Utah and one office in Colorado Springs, Colorado, effective July 2, 2007. The Company paid $12.0 million in cash on the effective date for the assets of Strategic Staffing and the selling shareholders’ non-compete agreements and agreed to pay additional consideration based upon the level of financial performance achieved by the Strategic Staffing offices during the ensuing 12-month period. Management completed the evaluation of the financial performance criteria for the 12-month period during the third quarter of 2008 and paid $2.0 million of additional consideration. The Company also acquired certain assets of Phillips Temps, Inc., a privately held staffing services company with an office in downtown Denver, Colorado, effective December 3, 2007. The Company paid $1.3 million in cash for the assets of Phillips Temps and the selling shareholders’ noncompete agreements and paid an additional $300,000 on March 3, 2008. There was no contingent consideration.

Also, as disclosed in Note 2 to the consolidated financial statements in this report, the Company acquired certain assets of First Employment Services, Inc., a privately held staffing services company with offices in Tempe and Phoenix, Arizona, effective February 4, 2008. As consideration for the acquisition, the Company paid $3.8 million in cash and agreed to pay additional consideration of $1.2 million contingent upon the first 12 months of financial performance. Management completed the evaluation of the financial performance criteria for the 12-month period during the first quarter of 2009 and determined no additional consideration was due.

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

The Company entered into a Credit Agreement (the “Credit Agreement”) with its principal bank effective July 1, 2008. The Credit Agreement provides for an unsecured revolving credit facility of up to $7.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $7.0 million. The interest rate on advances will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2009. Management anticipates that if it chooses to renew the Credit Agreement, terms and conditions for a new agreement will not be less favorable than the current agreement.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end, and (2) pre-tax profit of not less than $1.00 (one dollar) on a quarterly basis, determined as of each fiscal quarter end. The Company was in compliance with all covenants at December 31, 2008.

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

During 2006, the Board authorized a stock repurchase program to repurchase up to 500,000 common shares from time to time in open market purchases. During November 2007, the Board approved an increase in the total number of shares to be repurchased under the program up to a total of 1.0 million common shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares. The repurchase program currently permits 2.1 million of additional shares to be repurchased at December 31, 2008. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances and other available resources.

Management expects that current liquid assets, coupled with the funds anticipated to be generated from operations and credit available under the Credit Agreement, will be sufficient in the aggregate to fund the Company’s working capital needs for the foreseeable future.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2008, including commitments for future payments under non-cancelable lease arrangements and long-term workers’ compensation liabilities, are summarized below:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$6,346	$2,610	$3,055	$673	$8
Long-term workers’ compensation claims liabilities for catastrophic injuries	544	56	109	102	277

Total contractual cash obligations	$6,890	$2,666	$3,164	$775	$285

Inflation

Inflation generally has not been a significant factor in the Company’s operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers’ compensation claims.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of December 31, 2008, the Company’s investment portfolio consisted principally of approximately $37.5 million in tax-exempt money market funds, $12.2 million in tax-exempt municipal bonds with an average maturity of 80 days, and approximately $1.0 million in bond funds and corporate bonds. Based on the Company’s overall interest exposure at December 31, 2008, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 15.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of December 31, 2008 in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, our company’s financial statements in this Form 10-K fairly present, in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining for our company adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. This evaluation was based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness in internal control over financial reporting existed as of December 31, 2008: Our Company did not maintain effective controls over information technology (“IT”); specifically, general IT controls over program changes and program development were ineffectively designed and/or operating as of December 31, 2008. These aggregate deficiencies, along with their associated reflection on the control environment, resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

While open deficiencies exist for program changes and program development (described above), it is important to note that, as of December 31, 2008, remedial actions were completed around access and computer operations.

Company management has concluded that, in light of the remaining, aggregate program change and program development deficiencies described above, the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria set forth in Internal Control—Integrated Framework issued by COSO.

The effectiveness of our company’s internal control over financial reporting as of December 31, 2008 has been audited by Moss Adams LLP, the company’s independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Management’s Plan for Remediation

In order to address the material weakness over program changes to our IT systems (described above) and to ensure that adequate personnel resources, independent oversight and documentation for financial reporting are in place, management initiated the following remedial action during 2008 and will continue with these priorities in 2009:

1.	Application user acceptance testing will be completed on or before March 31, 2009.

2.	Systematic testing of automated functionality will be completed on or before June 30, 2009.

3.	Validation of data conversion and migration to the Company’s upgraded financial system will be completed on or before June 30, 2009.

4.	Formalized authorization for deployment of the financial system upgrade will be performed on or before June 30, 2009.

Management also anticipates completing a software upgrade to its primary financial application system on or before June 30, 2009. Management believes the software upgrade will provide the opportunity to demonstrate the Company’s remedial actions listed above which will address the remaining material weaknesses in general IT controls. The Audit Committee of the Board of Directors and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of 2008.

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

CEO and CFO Certifications

We have attached as exhibits to this Annual Report on Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in compliance with the Exchange Act. We recommend that this Item 9A be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

Report of Independent Registered Public Accounting Firm on Internal Control

To the Board of Directors and Stockholders of

Barrett Business Services, Inc.

We have audited Barrett Business Services, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified:

•	As of December 31, 2008, the Company did not maintain effective information technology general computing controls over program change and program development. Formal written policies and procedures and consistent practices, as well as formal documentation demonstrating the performance of key controls, did not exist for certain areas within the aforementioned IT general controls. In addition, pervasive deficiencies were identified related to segregation of duties within the IT department and authorization and testing of system changes. These deficiencies, and their associated reflection on the control environment, when aggregated with other deficiencies affecting the control environment, resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected. Accordingly, management concluded that this constitutes a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2008, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Barrett Business Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Portland, Oregon

March 13, 2009

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 concerning directors and executive officers of the Company appears under the heading “Executive Officers of the Registrant” on page 20 of this report or is incorporated into this report by reference to the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed within 120 days of the Company’s fiscal year end of December 31, 2008 (the “Proxy Statement”). The additional required information is included under the following headings of the Proxy Statement; Item 1 – “Election of Directors,” “Stock Ownership by Principal Stockholders and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics.”

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

Information required by this Item 13 concerning certain relationships and related transactions and director independence is incorporated into this report by reference to the Proxy Statement, in which required information is included under the headings Item 1— “Election of Directors” and “Related Person Transactions.”

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

BARRETT BUSINESS SERVICES, INC.

AUDITED ANNUAL CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barrett Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Barrett Business Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 1, the Company has corrected, by way of reclassification, amounts previously classified as cash equivalents to marketable securities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Moss Adams LLP

Portland, Oregon

March 13, 2009

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2008 and 2007

(In Thousands, Except Par Value)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$42,214	$9,777
Marketable securities	17,968	50,364
Trade accounts receivable, net	34,389	36,673
Prepaid expenses and other	1,440	2,336
Deferred income taxes	2,373	3,138
Workers’ compensation receivables for insured claims	225	225

Total current assets	98,609	102,513

Marketable securities	427	4,772
Goodwill, net	47,338	41,508
Property, equipment and software, net	15,503	16,136
Restricted marketable securities and workers’ compensation deposits	2,701	2,750
Other assets	1,645	1,649
Workers’ compensation receivables for insured losses and recoveries	3,837	3,896

	$170,060	$173,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$881	$1,516
Accrued payroll, payroll taxes and related benefits	32,296	33,553
Other accrued liabilities	902	1,064
Workers’ compensation claims liabilities	7,186	6,031
Workers’ compensation claims liabilities for insured claims	225	225
Safety incentives liability	4,626	5,911

Total current liabilities	46,116	48,300
Customer deposits	706	752
Long-term workers’ compensation claims liabilities	5,235	4,021
Long-term workers’ compensation claims liabilities for insured claims	2,438	2,464
Deferred income taxes	4,394	3,268
Deferred gain on sale and leaseback	549	671
Commitments and contingencies (Notes 9 and 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value; 20,500 shares authorized, 10,583 and 11,127 shares issued and outstanding	106	111
Additional paid-in capital	30,959	38,418
Other comprehensive income (loss)	25	(1,516)
Retained earnings	79,532	76,735

	110,622	113,748

	$170,060	$173,224

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2008, 2007 and 2006

(In Thousands, Except Per Share Amounts)

	2008	2007	2006
Revenues:
Staffing services	$154,565	$147,221	$123,500
Professional employer service fees	125,903	141,992	135,684

	280,468	289,213	259,184

Cost of revenues:
Direct payroll costs	114,440	113,450	92,676
Payroll taxes and benefits	85,531	87,822	83,756
Workers’ compensation	30,887	29,031	27,199

	230,858	230,303	203,631

Gross margin	49,610	58,910	55,553

Selling, general and administrative expenses	36,654	34,688	31,604
Depreciation and amortization	1,536	1,387	1,306

Income from operations	11,420	22,835	22,643

Loss on impairment of investments	(3,483)	-	-
Other income:
Investment income, net	2,080	3,183	2,869
Other	(26)	(100)	(22)

	2,054	3,083	2,847

Income before income taxes	9,991	25,918	25,490

Provision for income taxes	3,728	9,112	9,154

Net income	$6,263	$16,806	$16,336

Basic earnings per share	$.58	$1.49	$1.46

Weighted average number of basic shares outstanding	10,861	11,247	11,194

Diluted earnings per share	$.56	$1.44	$1.40

Weighted average number of diluted shares outstanding	11,120	11,654	11,671

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2008, 2007 and 2006

(In Thousands)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2005	11,047	$110	$38,382	$(279)	$47,637	$85,850
Common stock issued for acquisition	20	-	167	-	-	167
Common stock issued on exercise of options	186	2	519	-	-	521
Tax benefit of stock option exercises	-	-	1,579	-	-	1,579
Cash dividend on common stock	-	-	-	-	(788)	(788)
Unrealized holding gains on marketable securities, net of tax	-	-	-	35	-	35
Net income	-	-	-	-	16,336	16,336

Balance, December 31, 2006	11,253	112	40,647	(244)	63,185	103,700
Common stock issued on exercise of options	33	-	85	-	-	85
Tax benefit of stock option exercises	-	-	289	-	-	289
Company repurchase of common stock	(159)	(1)	(2,603)	-	-	(2,604)
Cash dividend on common stock	-	-	-	-	(3,256)	(3,256)
Unrealized holding losses on marketable securities, net of tax	-	-	-	(1,272)	-	(1,272)
Net income	-	-	-	-	16,806	16,806

Balance, December 31, 2007	11,127	111	38,418	(1,516)	76,735	113,748
Common stock issued on exercise of options	170	2	939	-	-	941
Tax benefit of stock option exercises	-	-	69	-	-	69
Company repurchase of common stock	(714)	(7)	(8,467)	-	-	(8,474)
Cash dividend on common stock	-	-	-	-	(3,466)	(3,466)
Recognized loss on impairment of investments	-	-	-	1,475	-	1,475
Unrealized holding gains on marketable securities, net of tax	-	-	-	66	-	66
Net income	-	-	-	-	6,263	6,263

Balance, December 31, 2008	10,583	$106	$30,959	$25	$79,532	$110,622

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

(In Thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$6,263	$16,806	$16,336
Reconciliations of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,536	1,387	1,306
Losses (gains) recognized on marketable securities	3,554	88	(10)
Purchase of marketable securities	(100)	(85)	(165)
Proceeds from sales of marketable securities	-	42	110
Gain recognized on sale and leaseback	(122)	(122)	(121)
Deferred income taxes	877	4,127	3,051
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	2,284	(5,345)	(5,000)
Prepaid expenses and other	896	(396)	574
Accounts payable	(635)	(29)	179
Accrued payroll, payroll taxes and related benefits	(1,257)	181	4,722
Other accrued liabilities	(162)	548	156
Workers’ compensation claims liabilities	2,402	1,149	(5,110)
Safety incentives liability	(1,285)	(1,608)	(168)
Customer deposits and other assets, net	(85)	548	(461)

Net cash provided by operating activities	14,166	17,291	15,399

Cash flows from investing activities:
Cash paid for acquisitions, including other direct costs	(5,860)	(14,177)	(4,963)
Purchase of property and equipment, net of amounts purchased in acquisitions	(830)	(3,860)	(1,697)
Proceeds from sales and maturities of marketable securities	91,198	123,142	119,635
Purchase of marketable securities	(55,356)	(130,070)	(165,959)
Proceeds from maturities of restricted marketable securities	3,390	3,826	3,549
Purchase of restricted marketable securities	(3,341)	(3,960)	(4,124)

Net cash provided by (used in) investing activities	29,201	(25,099)	(53,559)

Cash flows from financing activities:
Proceeds from credit-line borrowings	5,667	6,682	2,102
Payments on credit-line borrowings	(5,667)	(6,682)	(2,102)
Payments on long-term debt	-	-	(1,442)
Proceeds from the exercise of stock options	941	85	521
Dividends paid	(3,466)	(3,256)	(788)
Repurchase of common stock	(8,474)	(2,604)	-
Tax benefit of stock option exercises	69	289	1,579

Net cash used in financing activities	(10,930)	(5,486)	(130)

Net increase (decrease) in cash and cash equivalents	32,437	(13,294)	(38,290)
Cash and cash equivalents, beginning of year	9,777	23,071	61,361

Cash and cash equivalents, end of year	$42,214	$9,777	$23,071

Supplemental schedule of noncash investing activities:
Acquisitions of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$5,830	$13,972	$5,020
Intangible assets acquired	15	80	100
Tangible assets acquired	15	125	10
Less stock issued in connection with acquisitions	-	-	(167)

Net cash paid for acquisitions	$5,860	$14,177	$4,963

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Operations and Significant Accounting Policies

Nature of operations

Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), a Maryland corporation, is engaged in providing both staffing and professional employer (“PEO”) services to a diversified group of customers through a network of branch offices throughout California, Oregon, Washington, Idaho, Arizona, Utah, Colorado, Maryland, Delaware and North Carolina. Approximately 65%, 72% and 74%, respectively, of our revenue during 2008, 2007 and 2006 were attributable to our California and Oregon operations.

Effective January 1, 2007, the Company formed a wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”). AICE is a fully licensed captive insurance company holding a certificate of authority from the Arizona Department of Insurance. The purpose of AICE is twofold: (1) to provide access to more competitive and cost effective insurance markets and (2) to provide additional flexibility in cost effective risk management. The captive handles only workers’ compensation claims occurring on or after January 1, 2007. During 2007, AICE began to provide general liability insurance coverage for BBSI on an as requested basis by third parties such as landlords and other vendors.

Principles of consolidation

The accompanying financial statements are prepared on a consolidated basis. All significant intercompany account balances and transactions between BBSI, AICE and BBS I, the aircraft subsidiary which owns an aircraft for management’s operational travel needs, have been eliminated in consolidation.

Revenue recognition

We recognize revenue as services are rendered by our workforce. Staffing services are engaged by customers to meet short-term and long-term personnel needs. PEO services are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, which cover all employees at a particular work site. Our PEO contracts are renewable on an annual basis and typically require 30 days’ written notice to cancel or terminate the contract by either party. Our PEO contracts provide for immediate termination upon any default of the client regardless of when notice is given. We report PEO revenues in accordance with the requirements of EITF No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent”, which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. Consequently, our PEO service fee revenues represent the gross margin generated from our PEO services after deducting the amounts invoiced to PEO customers for direct payroll expenses such as salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment and safety incentives. These amounts are also excluded from cost of revenues. PEO service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers’ compensation coverage.

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

Financial Statement Reclassification

Certain prior year amounts have been reclassified to correct an error in classification, to present variable rate demand notes (“VRDN”) and municipal bonds as short-term investments instead of cash and cash equivalents. The Company has revised its consolidated balance sheet as of December 31, 2007 and its consolidated statements of cash flows for the years ended December 31, 2007 and 2006. As a result, the Company’s investments in VRDN and municipal bonds in the amount of $53.0 million at December 31, 2007, which had previously been included in cash and cash equivalents, are presented as investments in the accompanying consolidated balance sheet at December 31, 2007. As a result of this reclassification, the aggregate purchases and proceeds from the sale of these securities for the years ended December 31, 2007 and 2006 will be presented in the consolidated statements of cash flows from investing activities. These reclassifications had no impact on the Company’s results of operations, changes in shareholders’ equity, or cash flows from operating activities and financing activities.

Our investments in municipal bonds generally consist of bonds from highly rated issuers that are within one to two years of maturity. VRDN are instruments bundled with

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Financial Statement Reclassification (Continued)

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

	December 31, 2007			December 31, 2006
(in thousands)	As Originally Reported	Reclassification	As Reclassified	As Originally Reported	Reclassification	As Reclassified
Balance Sheet:
Cash and cash equivalents	$62,779	$(53,002)	$9,777	$69,874	$(46,803)	$23,071
Current marketable securities	1,717	48,647	50,364	3,159	42,584	45,743
Long-term marketable securities	417	4,355	4,772	406	4,219	4,625
Current assets	106,868	(4,355)	102,513	111,225	(4,219)	107,006
Total assets	173,224	-	173,224	162,181	-	162,181
Working capital	$58,568	$(4,355)	$54,213	$64,205	$(4,219)	$59,986
Current ratio	2.21		2.12	2.37		2.28
Statement of cash flows:
Purchases of marketable securities	$(729)	$(129,341)	$(130,070)	$(2,124)	$(163,835)	$(165,959)
Proceeds from the maturity and sale of marketable securities	-	123,142	123,142	2,603	117,032	119,635
Cash from investment activities	(18,900)	(6,199)	(25,099)	(6,756)	(46,803)	(53,559)
Cash and cash equivalents	62,779	(53,002)	9,777	69,874	(46,803)	23,071

Marketable securities

As of December 31, 2008, the Company’s marketable securities consisted of tax-exempt municipal securities, Variable Rate Demand Notes (VRDN), closed-end bond funds, equity securities and corporate bonds. We determine the appropriate classification pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” of our marketable securities as trading, available-for-sale or held-to-maturity. The Company classifies municipal securities, VRDN and the closed-end bond funds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Marketable securities (Continued)

other comprehensive income (loss) in stockholders’ equity. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost and the Company’s ability and intent to hold the investments. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. The equity securities are classified as trading and are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of net income. The corporate bonds are classified as held-to-maturity and are reported at amortized cost.

Restricted marketable securities

At December 31, 2008 and 2007, restricted marketable securities consisted primarily of governmental debt instruments with maturities generally from 180 days to two years (see Note 3 and Note 6). At December 31, 2008 and 2007, the approximate fair value of restricted marketable securities equaled their approximate amortized cost. Restricted marketable securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of restricted marketable securities are included in other income (expense) on our consolidated statements of operations.

Allowance for doubtful accounts

We had an allowance for doubtful accounts of $409,000 and $100,000 at December 31, 2008 and 2007, respectively. We must make estimates of the collectibility of accounts receivable. Our management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income taxes

Our incomes taxes are accounted for using an asset and liability approach. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The impact of uncertain tax positions would be recorded in our financial statements only after determining a

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Income taxes (Continued)

more-likely-than-not probability that the uncertain tax positions would withstand challenge, if any, from taxing authorities. As facts and circumstances change, we reassess these probabilities and would record any changes in the financial statements as appropriate. On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which sets out the framework by which such judgments are to be made.

Intangibles

We account for acquisitions in accordance with SFAS No. 141(R), “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” We perform a goodwill impairment test annually during the fourth quarter and whenever events or circumstances occur indicating that goodwill might be impaired. Our intangible assets are comprised of covenants not to compete and customer related intangibles. Covenants not to compete arising from acquisitions have contractual lives principally ranging from three to five years amortized on a straight-line basis. Customer related intangibles, if material, are amortized over an estimated useful life of three years on a straight-line basis. We performed a goodwill impairment test at December 31, 2008, 2007 and 2006 and determined there was no impairment to our recorded goodwill.

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

Workers’ compensation claims liabilities

The Company is a self-insured employer for workers’ compensation coverage for its employees working in California, Oregon, Maryland, Delaware and Colorado. In the state of Washington, state law allows only our staffing services and management employees to be covered under the Company’s self-insured program.

The estimated liability for unsettled workers’ compensation claims represents our best estimate, which includes an evaluation of information provided by our internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with management’s evaluations of historical claims development and conversion factors and other trends. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts for estimated future development of reported claims and incurred but not reported claims (together IBNR). These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

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

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s stockholders. Comprehensive income totaled $7.8 million, $15.5 million and $16.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our other comprehensive income (loss) is comprised of unrealized holding gains and losses on our publicly traded marketable securities.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Statements of cash flows

Interest paid during 2008, 2007 and 2006 did not materially differ from interest expense. Income taxes paid by the Company in 2008, 2007 and 2006 totaled $2.8 million, $6.0 million and $5.4 million, respectively.

Basic and diluted earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
Weighted average number of basic shares outstanding	10,860,582	11,246,721	11,194,233
Stock option plan shares to be issued at prices ranging from $0.97 to $17.50 per share	595,261	722,447	795,592
Less: Assumed purchase at average market price during the period using proceeds received upon exercise of options	(336,129)	(315,060)	(318,901)

Weighted average number of diluted shares outstanding	11,119,714	11,654,108	11,670,924

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

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Recent accounting pronouncements (Continued)

disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities. The effective date of the provisions of SFAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by the FASB Staff Position SFAS 157-2 and are effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and liabilities has not had a material effect on our consolidated financial statements. Furthermore, we believe the adoption of SFAS 157 for non-financial assets and liabilities will not have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations,” (“SFAS 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We believe the adoption of SFAS No. 141(R) will not have a material effect on our consolidated financial statements.

2.	Acquisitions

Effective February 4, 2008, the Company acquired certain assets of First Employment Services, Inc., a privately held staffing company with offices in Tempe and Phoenix, Arizona. The Company paid $3.8 million in cash upon closing and agreed to pay additional consideration of $1.2 million in cash contingent upon the first 12 months of financial performance. Management completed the evaluation of the financial performance criteria for the 12-month period during the first quarter of 2009 and determined no additional consideration was due. As of December 31, 2008, the transaction resulted in the recognition of $3.8 million of goodwill, $15,000 of other assets and $15,000 of fixed assets. The Company’s consolidated income statements for the year ended December 31, 2008 include First Employment’s results of operations since February 4, 2008.

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

Effective July 2, 2007, the Company acquired certain assets of Strategic Staffing, Inc., a privately held staffing services company with five offices in Utah and one office in Colorado Springs, Colorado. The Company paid $12.0 million in cash for the assets of Strategic Staffing and the selling shareholders’ noncompete agreements and agreed to pay additional consideration contingent upon the first 12 months of financial performance. Effective September 2008, subsequent to the financial performance measurement period, we paid an additional $2.0 million in full satisfaction of the contingent consideration. The transaction resulted in the recognition of $13.9 million of goodwill, $60,000 of intangible assets and $117,000 of fixed assets.

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

Pro Forma Results of Operations (Unaudited)

The operating results of the Strategic Staffing, Phillips Temps and First Employment Services acquisitions are included in our results of operations since their respective dates of acquisition. The following unaudited summary presents the combined results of operations as if the Strategic Staffing, Phillips Temps and First Employment Services acquisitions had occurred at the beginning of 2007, after giving effect to certain adjustments for the amortization of intangible assets, taxation and cost of capital.

(in thousands, except per share amounts)	Year ended December 31,
	2008	2007
Revenue	$281,120	$324,561

Net income	$6,305	$18,316

Basic earnings per share	$.58	$1.63

Diluted earnings per share	$.57	$1.57

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Acquisitions (Continued)

Pro Forma Results of Operations (Unaudited) (Continued)

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 2007, or of results which may occur in the future.

3.	Fair Value of Financial Instruments and Concentration of Credit Risk

All of our financial instruments are recognized in our balance sheet. Carrying values approximate fair market value of most financial assets and liabilities. The fair market value of restricted marketable securities consisting primarily of U.S. Treasury bills and municipal bonds was recorded at amortized cost which approximates market value for similar instruments. The interest rates on our restricted marketable security investments approximate current market rates for these types of investments; therefore, the recorded value of the restricted marketable securities approximates fair market value.

Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments, marketable securities, restricted marketable securities and trade accounts receivable. We restrict investment of temporary cash investments and marketable securities to financial institutions with high credit ratings and to investments in governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of our customer base. At December 31, 2008, we had significant concentrations of credit risk as follows:

-	Cash and cash equivalents—approximately $37.5 million of the Company’s cash and cash equivalents at December 31, 2008 were invested in tax-exempt money market funds.

-	Marketable securities—All investments are held in publicly-traded securities, which includes $16.8 million, at fair value, in municipal bonds.

-	Trade receivables—Trade receivables from two customers aggregated $1.1 million at December 31, 2008 (3% of trade receivables outstanding at December 31, 2008).

-	Restricted marketable securities—$1.4 million of restricted marketable securities at December 31, 2008 consisted of U.S. Treasury bills and U.S. Treasury notes.

4.	Fair Value Measurement

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

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

4.	Fair Value Measurement (Continued)

assets at the quoted prices in active markets for the same identical assets. The Company has also determined its municipal bonds and variable rate demand notes components fall into the Level 2 category, which values assets using inputs other than quoted prices that are observable for the asset either directly or indirectly. At December 31, 2008, the Company held no assets or liabilities where Level 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Marketable securities consist of the following (in thousands):

	December 31, 2008			December 31, 2007
	Cost	Gross Unrealized Gains (Losses)	Fair Value	Cost	Gross Unrealized Gains (Losses)	Fair Value
Current:
Trading:
Equity securities	$349	$(92)	$257	$249	$(72)	$177
Available-for-sale:
Municipal bonds	16,704	55	16,759	18,349	-	18,349
Variable rate demand notes	401	-	401	30,298	-	30,298
Closed-end bond funds	491	60	551	3,995	(2,455)	1,540

	17,945	23	17,968	52,891	(2,527)	50,364

Long term:
Available-for-sale:
Municipal bonds	$-	$-	$-	$4,355	$-	$4,355
Held-to-maturity:
Corporate bonds	427	-	427	417	-	417

	$427	$-	$427	$4,772	$-	$4,772

During the year ended December 31, 2008, the Company recorded a non-cash, mark-to-market impairment charge of approximately $3.5 million relating to its investment in four closed-end bond funds. The conclusion to record the impairment charge was based on the continued decline in the market value of the bond funds, as well as reductions in dividends paid by the funds and the decline in the value of the underlying assets held in the funds reported in recent months by the funds’ investment manager. The Company recorded no income tax benefit on this impairment charge given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses. Prior to the Company recording the impairment charge the decline in market value was carried net of tax in other comprehensive loss.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Building	$9,184	$9,035
Office furniture and fixtures	5,036	4,424
Computer hardware and software	4,648	4,644
Aircraft	3,885	3,869

	22,753	21,972
Less accumulated depreciation and amortization	8,355	6,941

	14,398	15,031
Land	1,105	1,105

	$15,503	$16,136

6.	Workers’ Compensation Claims

We are a self-insured employer with respect to workers’ compensation coverage for all our employees (including employees subject to PEO contracts) working in California, Oregon, Maryland, Delaware and Colorado. In the state of Washington, state law allows only our staffing services and management employees to be covered under the Company’s self-insured workers’ compensation program.

We have provided a total of $15.1 million and $12.7 million at December 31, 2008 and 2007, respectively, as an estimated liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents our best estimate, which includes an evaluation of information provided by our internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with management’s evaluations of historical claims development and conversion factors and other trends. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts for estimated future development of reported claims and incurred but not reported claims (together IBNR). These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

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

Concurrent with the formation of AICE, our wholly owned fully licensed captive insurance company, we increased our excess workers’ compensation insurance retention from

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Workers’ Compensation Claims (Continued)

$1.0 million per occurrence to $5.0 million per occurrence in all our self-insured states, except for Maryland and Colorado where our retention is at $1.0 million per occurrence. During 2006, we maintained excess workers’ compensation insurance to limit our self-insurance exposure to $1.0 million per occurrence in all states. We present our accrued liabilities for workers’ compensation claims on a gross basis along with a corresponding receivable from our insurers, as we are the primary obligor for payment of the related insured claims. We maintain excess workers’ compensation insurance coverage with America International Group (“AIG”) between $5.0 million and $15.0 million per occurrence, except in Maryland and Colorado, where coverage with AIG is between $1.0 million and $25.0 million per occurrence. AIG’s exposure to subprime mortgage securities and recent disruptions in the U.S. financial markets has adversely impacted AIG. However, AIG’s commercial insurance subsidiary had funds in excess of loss reserves at December 31, 2008 and continues to be a fully accepted insurance carrier for all major brokers. As a result, we do not expect these recent developments to have a material impact on our insurance coverage with AIG. However, we will continue our past practice of evaluating the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

At December 31, 2008, our long-term workers’ compensation claims liabilities in the accompanying balance sheet included $544,000 for work-related fatalities. The aggregate undiscounted pay-out amount related to the catastrophic injuries and fatalities is $783,000. The discount rates applied to the discounted liabilities range from 4.88% to 9.00%. These rates represented the then-current rates for high quality long-term debt securities available at the date of loss with maturities equal to the length of the pay-out period to the beneficiaries. The actuarially determined pay-out periods to the beneficiaries range from 8 to 32 years.

The states of Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments, totaling $9.0 million at December 31, 2008 and $7.7 million at December 31, 2007, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 2008, we have provided standby letters of credit and a surety bond totaling $6.8 million. The investments are included in restricted marketable securities and workers’ compensation deposits in the accompanying balance sheets. We participate in California’s alternative security program requiring us to pay the State an annual fee, which is determined by several factors, including the amount of a calculated future security deposit and our overall credit rating. The annual fee paid to the State of California for 2008, 2007 and 2006 was $215,000, $217,000 and $283,000, respectively.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Workers’ Compensation Claims (Continued)

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Year Ended December 31,
	2008	2007	2006
Balance at January 1,
Workers’ compensation claims liabilities	$12,741	$12,374	$17,369
Claims expense accrual:
Current year	13,584	11,986	7,195
Prior years	3,130	351	555

	16,714	12,337	7,750

Claims payments related to:
Current year	2,805	2,894	3,486
Prior years	11,566	9,076	9,259

	14,371	11,970	12,745

Balance at December 31,
Workers’ compensation claims liabilities	$15,084	$12,741	$12,374

Incurred but not reported (IBNR)	$6,337	$5,837	$6,923

7.	Credit Facility

We entered into a new Credit Agreement (the “Credit Agreement”) with our principal bank, effective July 1, 2008. The Credit Agreement provides for an unsecured revolving credit facility of up to $7.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $7.0 million. The interest rate on advances, will be, at our discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2009.

Pursuant to the Credit Agreement, we are required to maintain compliance with the following financial covenants: (1) net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end, and (2) pre-tax profit not less than $1.00 (one dollar) on a quarterly basis, determined as of each fiscal quarter end. We were in compliance with these covenants as of December 31, 2008. We had letters of credit totaling approximately $6.7 million outstanding at December 31, 2008, primarily in connection with various deposit requirements for our self-insured workers’ compensation programs. As of December 31, 2008, we had approximately $323,000 available under our $7.0 million credit facility.

During the year ended December 31, 2008, the maximum balance outstanding under the revolving credit facility was $1.2 million, the weighted average outstanding balance for the 15 days in which the Company had drawn against the facility was $749,000, and the

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Credit Facility (Continued)

weighted average interest rate during the period was 5.93%. The weighted average interest rate during 2008 was calculated using daily weighted averages.

8.	401(k) Savings Plan

We have a Section 401(k) Retirement Savings Plan for the benefit of our eligible employees. All staffing and management employees 21 years of age or older become eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive 12-month period following the initial date of employment. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. The determination of discretionary Company contributions to the plan, if any, is at the sole discretion of our Board of Directors. No discretionary company contributions were made to the plan for the years ended December 31, 2008, 2007 and 2006.

Beginning in 2006, we made matching contributions to the 401(k) plan under a safe harbor provision, whereby the Company matches 100% of contributions by management and staffing employees up to 3% of each participating employee’s annual compensation; and 50% of the employee’s contributions up to an additional 2% of annual compensation. We made $528,000, $488,000 and $413,000 in matching contributions during 2008, 2007 and 2006, respectively. Participants’ interests in Company safe harbor contributions to the plan are fully vested when made.

9.	Commitments

Lease commitments

We lease office space for our branch offices under operating lease agreements that require minimum annual payments as follows (in thousands):

Year ending December 31,
2009	$2,610
2010	1,903
2011	1,152
2012	498
2013	175
Thereafter	8

$6,346

Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $3.0 million, $2.5 million and $2.2 million, respectively.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes

The provisions for income taxes are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$3,298	$3,826	$4,980
State	(342)	1,160	1,146

	2,956	4,986	6,126

Deferred:
Federal	665	3,368	2,472
State	107	758	556

	772	4,126	3,028

Total provision	$3,728	$9,112	$9,154

Deferred income tax liabilities are comprised of the following components (in thousands):

	December 31,
	2008	2007
Gross deferred income tax assets:
Workers’ compensation claims liabilities	$1,721	$1,028
Safety incentives payable	1,437	1,873
Allowance for doubtful accounts	160	29
Deferred compensation	258	102
Tax effect of unrealized losses, net	1,348	1,002
Capital loss carryforward	98	122
Other	317	134

	5,339	4,290
Less valuation allowance	1,464	-

	3,875	4,290

Gross deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(1,003)	(813)
Amortization of intangibles	(4,893)	(3,607)

	(5,896)	(4,420)

Net deferred income tax liabilities	$(2,021)	$(130)

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes (Continued)

The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

	Year ended December 31,
	2008	2007	2006
Statutory federal tax rate	34.0%	35.0%	35.0%
State taxes, net of federal benefit	(1.5)	4.8	4.3
Valuation allowance on loss on impairment of investments	14.6	-	-
Adjustment for final positions on filed returns	(3.0)	-	-
Nondeductible expenses and other, net	1.8	(.9)	(.5)
Federal tax-exempt interest income	(4.8)	(2.9)	(2.6)
Federal tax credits	(3.8)	(.8)	(.3)

	37.3%	35.2%	35.9%

During 2008, the Company established a valuation allowance for certain deferred tax assets due to uncertainties regarding the Company’s ability to generate future taxable investment gains in order to utilize certain investment impairment losses and investment loss carry forwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31, 2008, we maintained a valuation allowance for approximately $1.5 million of federal and state tax benefits that are not expected to be utilized.

On January 1, 2007, we adopted the provisions of FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This adoption did not have an impact on our consolidated financial statements. As of December 31, 2008 and at December 31, 2007, we had no unrecognized tax benefits.

11.	Stock Incentive Plans

The Company’s 2003 Stock Incentive Plan (the “2003 Plan”), which provides for stock-based awards to our employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2003 Plan is 600,000. No new grants of stock options may be made under our 1993 Stock Incentive Plan (the “1993 Plan”). At December 31, 2008, there were option awards covering 190,500 shares outstanding under the 1993 Plan, which to the extent they are terminated unexercised, are carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans were generally exercisable in four equal annual installments beginning one year after the date

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Stock Incentive Plans (Continued)

of grant and expire ten years after the date of grant, however, effective with the close of business on December 30, 2005, the compensation committee of the Board of Directors accelerated the vesting of all outstanding stock options. Outstanding options which were issued after December 30, 2005 are exercisable in four equal annual installments beginning one year after the date of the grant.

The Company applies SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), to account for compensation expense for options awarded under its stock incentive plans. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period.

A summary of the status of the Company’s stock options at December 31, 2008, 2007 and 2006, together with changes during the periods then ended, are presented below:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2005	925,354
Options exercised	(186,051)	$2.60

Outstanding at December 31, 2006	739,303
Options exercised	(32,712)	2.55

Outstanding at December 31, 2007	706,591
Options granted at market price	10,000	11.97
Options exercised	(215,585)	6.85

Outstanding at December 31, 2008	501,006

Available for grant at December 31, 2008	83,877

The following table presents information on stock options outstanding for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
(in thousands, except share data)	2008	2007
Intrinsic value of options exercised in the period	$1,325	$724

	As of December 31,
	2008	2007
Stock options:
Number of options	501,006	706,591
Options fully vested and currently exercisable	491,006	706,591
Weighted average exercise price	$6.85	$7.32
Aggregate intrinsic value	$2,492	$7,553
Weighted average contractual term of options	5.03 years	5.76 years

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Stock Incentive Plans (Continued)

The fair value of the stock-based awards as determined under the Black-Scholes option-pricing model, granted in 2008, was estimated with the following weighted-average assumptions:

2008
Expected volatility	61.5%
Risk free interest rate	1.7%
Expected dividend yield	2.7%
Expected term	7.27 years

There were no stock options granted during 2007 and 2006. Total fair value of options granted at market price was calculated as $49,000 for the year ended December 31, 2008. There were no options granted during 2008 below market price. The weighted average fair value per share of all options granted in 2008 was $4.91.

The following table summarizes information about stock options outstanding at December 31, 2008:

Options outstanding				Options exercisable
Exercise price range	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Exercisable at December 31, 2008	Weighted- average exercise price
$2.00 - $ 2.58	279,312	$2.14	3.9	279,312	$2.14
8.82 - 17.50	221,694	14.51	6.5	211,694	14.63

	501,006			491,006

At December 31, 2008, 2007 and 2006, 491,006, 706,591 and 739,303 options were exercisable at weighted average per share exercise prices of $7.53, $7.32 and $7.11, respectively.

12.	Stock Repurchase Program

In November 2006, the Board of Directors adopted a new stock repurchase program and authorized the repurchase of up to 500,000 shares from time to time in open market purchases. There were no stock repurchases during 2006. Effective November 2007, the Board increased the authorized number of shares to be repurchased to 1.0 million shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares. The repurchase program currently allows for the repurchase of approximately 2.1 million additional shares as of December 31, 2008.

During 2008 and 2007, we repurchased 713,533 and 159,239 shares for weighted average prices of $11.88 and $16.35 per share, respectively.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

13.	Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company.

14.	Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts and market price per share)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2006
Revenues	$58,285	$64,655	$69,423	$66,821
Cost of revenues	49,242	50,466	52,755	51,168
Net income	1,357	4,188	5,562	5,229
Basic earnings per share	.12	.37	.49	.46
Diluted earnings per share	.12	.36	.48	.45
Common stock market prices:
High	$27.60	$27.45	$22.70	$25.16
Low	21.05	18.09	18.20	20.30
Year ended December 31, 2007
Revenues	$60,588	$63,886	$82,908	$81,831
Cost of revenues	50,897	48,922	64,110	66,374
Net income	1,728	4,881	6,282	3,915
Basic earnings per share	.15	.43	.56	.35
Diluted earnings per share	.15	.42	.54	.34
Common stock market prices:
High	$25.15	$26.70	$27.70	$25.75
Low	21.86	22.81	22.21	15.75
Year ended December 31, 2008
Revenues	$66,194	$72,183	$77,461	$64,630
Cost of revenues	57,632	58,129	62,552	52,545
Net income	91	3,250	650	2,272
Basic earnings per share	.01	.30	.06	.21
Diluted earnings per share	.01	.29	.06	.21
Common stock market prices:
High	$18.85	$18.02	$17.96	$13.28
Low	14.89	11.47	10.38	9.00

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. Registrant

Date: March 13, 2009	By:	/s/ James D. Miller
James D. Miller Vice President-Finance, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of March, 2009.

Principal Executive Officer and Director:

/s/ William W. Sherertz William W. Sherertz	President and Chief Executive Officer and Director

Principal Financial Officer:

/s/ James D. Miller James D. Miller	Vice President-Finance, Treasurer and Secretary

Majority of Directors:

/s/ Thomas J. Carley Thomas J. Carley	Director

/s/ James B. Hicks James B. Hicks, Ph.D.	Director

/s/ Roger L. Johnson Roger L. Johnson	Director

/s/ Jon L. Justesen Jon L. Justesen	Director

/s/ Anthony Meeker Anthony Meeker	Director

EXHIBIT INDEX

3.1	Charter of the Registrant, as amended. Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-21886).

3.2	Bylaws of the Registrant, as amended through November 16, 2007. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 19, 2007.

The Registrant has incurred long-term indebtedness as to which the amount involved is less than 10 percent of the Registrant’s total assets. The Registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10.1	Credit Agreement dated as of July 1, 2005, between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”), Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2005.

10.2	Second Amendment dated as of July 1, 2007, to Credit Agreement dated as of July 1, 2005, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.3	Third Amendment dated as of August 21, 2007 to Credit Agreement dated as of July 1, 2005, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.4	Fourth Amendment dated as of July 1, 2008, to Credit Agreement dated as of July 1, 2005, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.5	Fifth Amendment dated as of August 19, 2008 to Credit Agreement dated as of July 1, 2005, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.6	Revolving Line of Credit Note dated as of July 1, 2008, in the amount of $7,000,000 issued to Wells Fargo. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.7	Second Amended and Restated 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-21886).*

10.8	Form of Indemnification Agreement with each director of the Registrant. Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 33-61804).*

10.9	Summary of annual cash incentive bonus award program for executive officers of the Registrant. Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.10	2003 Stock Incentive Plan of the Registrant (the “2003 Plan”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-21886).*

10.11	Form of Incentive Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”).*

10.12	Form of Nonqualified Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2003 10-K.*

10.13	Form of Incentive Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).*

10.14	Form of Nonqualified Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2005 10-K.*

10.15	Form of Annual Director Option Agreement for July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.14 to the 2005 10-K.*

10.16	Form of Incentive Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan.*

10.17	Form of Employee Nonqualified Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan.*

10.18	Form of Non-Employee Director Option Award Agreement relating to January 2009 option grants under the 2003 Plan.*

10.19	Summary of Compensatory Arrangement with William W. Sherertz. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.20	Employment Agreement between the Registrant and Michael L. Elich, dated September 25, 2001. Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-2 (Registration No. 333-126496) filed July 11, 2005.*

10.21	Summary of compensatory arrangements for non-employee directors of the Registrant.*

14	Code of Business Conduct. Incorporated by reference to Exhibit 14 to the 2003 10-K.

21	Subsidiaries of the Registrant.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

*	Denotes a management contract or a compensatory plan or arrangement.