Form 10-Q
period 2009-03-31
BARRETT BUSINESS SERVICES INC
filed 2009-05-11
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $.01 par value, outstanding at April 30, 2009 was 10,354,494 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$45,139	$42,214
Marketable securities	11,828	17,968
Trade accounts receivable, net	36,379	34,389
Prepaid expenses and other	2,740	1,440
Deferred income taxes	2,373	2,373
Workers’ compensation receivables for insured claims	225	225

Total current assets	98,684	98,609
Marketable securities	429	427
Goodwill, net	47,338	47,338
Property, equipment and software, net	15,490	15,503
Restricted marketable securities and workers’ compensation deposits	3,132	2,701
Other assets	1,641	1,645
Workers’ compensation receivables for insured losses and recoveries	3,675	3,837

	$170,389	$170,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,206	$881
Accrued payroll, payroll taxes and related benefits	39,665	32,296
Other accrued liabilities	675	902
Workers’ compensation claims liabilities	7,891	7,186
Workers’ compensation claims liabilities for insured claims	225	225
Safety incentives liability	4,515	4,626

Total current liabilities	54,177	46,116
Customer deposits	648	706
Long-term workers’ compensation claims liabilities	5,227	5,235
Long-term workers’ compensation claims liabilities for insured claims	2,396	2,438
Deferred income taxes	2,946	4,394
Deferred gain on sale and leaseback	518	549
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 10,354 and 10,583 shares issued and outstanding	104	106
Additional paid-in capital	28,834	30,959
Other comprehensive income	25	25
Retained earnings	75,514	79,532

	104,477	110,622

	$170,389	$170,060

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Staffing services	$24,042	$35,819
Professional employer service fees	27,030	30,375

Total revenues	51,072	66,194

Cost of revenues:
Direct payroll costs	18,069	26,383
Payroll taxes and benefits	22,627	24,445
Workers’ compensation	6,687	6,804

Total cost of revenues	47,383	57,632

Gross margin	3,689	8,562
Selling, general and administrative expenses	8,040	8,669
Depreciation and amortization	386	376

Loss from operations	(4,737)	(483)

Other income:
Investment income, net	250	637
Other	(135)	(11)

Other income	115	626

(Loss) income before income taxes	(4,622)	143
(Benefit from) provision for income taxes	(1,448)	52

Net (loss) income	$(3,174)	$91

Basic (loss) earnings per share	$(.30)	$.01

Weighted average number of basic shares outstanding	10,497	11,087

Diluted (loss) earnings per share	$(.30)	$.01

Weighted average number of diluted shares outstanding	10,497	11,423

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(3,174)	$91
Reconciliations of net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	386	376
Losses recognized on marketable securities	134	10
Purchase of marketable securities	—	(31)
Gain recognized on sale and leaseback	(31)	(31)
Deferred income taxes	(1,448)	1
Share based compensation	25	—
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(1,990)	(4,531)
Prepaid expenses and other	(1,300)	(1,480)
Accounts payable	325	(587)
Accrued payroll, payroll taxes and related benefits	7,369	5,163
Other accrued liabilities	(227)	(417)
Workers’ compensation claims liabilities	817	703
Safety incentives liability	(111)	(274)
Customer deposits and other assets, net	(68)	(45)

Net cash provided by (used in) operating activities	707	(1,052)

Cash flows from investing activities:
Cash paid for acquisitions, including other direct costs	—	(3,837)
Purchase of property and equipment, net of amounts purchased in acquisitions	(359)	(145)
Proceeds from sales and maturities of marketable securities	6,004	45,015
Purchase of marketable securities	—	(45,392)
Proceeds from maturities of restricted marketable securities	1,207	901
Purchase of restricted marketable securities	(1,638)	(1,349)

Net cash provided by (used in) investing activities	5,214	(4,807)

Cash flows from financing activities:
Proceeds from credit-line borrowings	323	4,101
Payments on credit-line borrowings	(323)	(4,101)
Proceeds from exercise of stock options	9	8
Dividends paid	(844)	(883)
Repurchase of common stock	(2,174)	(1,539)
Tax benefit of stock option exercises	13	23

Net cash used in financing activities	(2,996)	(2,391)

Net increase (decrease) in cash and cash equivalents	2,925	(8,250)
Cash and cash equivalents, beginning of period	42,214	9,777

Cash and cash equivalents, end of period	$45,139	$1,527

Supplemental schedule of noncash investing activities:
Acquisitions of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$—	3,807
Intangible assets acquired	—	15
Tangible assets acquired	—	15
Less stock issued in connection with acquisitions	—	—

Net cash paid for acquisitions	$—	$3,837

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“Barrett”, “BBSI” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K at pages F1 - F25. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

Financial Statement Reclassification

Certain prior year amounts have been reclassified to present variable rate demand notes (“VRDN”) and municipal bonds as short-term investments instead of cash and cash equivalents. The Company has revised its consolidated statements of cash flows for the three month period ended March 31, 2008. As a result of this reclassification, the aggregate purchases and proceeds from the sale of these securities for the three month period ended March 31, 2008 will be presented in the consolidated statements of cash flows from investing activities. These reclassifications had no impact on the Company’s results of operations, changes in shareholders’ equity, or cash flows from operating activities and financing activities.

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Financial Statement Reclassification (Continued)

	Three Months Ended March 31, 2008
(in thousands)	As Originally Reported	Reclassification	As Reclassified
Balance Sheet:
Cash and cash equivalents, beginning of period	$62,779	$(53,002)	$9,777
Cash and cash equivalents, end of period	54,906	(53,379)	1,527
Current marketable securities, end of period	1,458	42,544	44,002
Long-term marketable securities, end of period	419	10,835	11,254
Statement of cash flows:
Purchases of marketable securities	$—	$(45,392)	$(45,392)
Proceeds from sales and maturities of marketable securities	—	45,015	45,015
Net cash used in investing activities	(4,430)	(377)	(4,807)
Net decrease in cash and cash equivalents	(7,873)	(377)	(8,250)

Marketable Securities

As of March 31, 2009, the Company’s marketable securities consisted of tax-exempt municipal securities, VRDN, closed-end bond funds, equity securities and corporate bonds. The Company classifies municipal securities, VRDN and the closed-end bond funds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. The equity securities are classified as trading and are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of net income. The corporate bonds are classified as held-to-maturity and are reported at amortized cost.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $293,000 and $409,000 at March 31, 2009 and December 31, 2008, respectively. The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers’ compensation claims

The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees subject to Professional Employer Organization (“PEO”) contracts) working in California, Oregon, Maryland, Delaware and Colorado. In the state of Washington, state law allows only the Company’s staffing services and internal management employees to be covered under the Company’s self-insured workers’ compensation program. To manage our financial exposure, in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance (through our wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”)) with a per occurrence retention of $5.0 million, except in Maryland and Colorado, where our per occurrence retention is $1.0 million. AICE maintains excess workers’ compensation insurance coverage with AIG between $5.0 million and $15.0 million per occurrence, except in Maryland and Colorado, where coverage with AIG is between $1.0 million and $25.0 million per occurrence. AIG’s exposure to subprime mortgage securities and recent disruptions in the U.S. financial markets has adversely impacted AIG. However, AIG’s commercial insurance subsidiary had funds in excess of loss reserves at March 31, 2009 and continues to be a fully accepted insurance carrier for all major brokers. As a result, we do not expect these recent developments to have a material impact on our insurance coverage with AIG. However, we will continue to evaluate the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

The Company has provided a total of $15.7 million and $15.1 million at March 31, 2009 and December 31, 2008, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $2.6 million and $2.7 million at March 31, 2009 and December 31, 2008, respectively. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes an evaluation of information provided by the Company’s internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with management’s evaluations of historical claims development and conversion factors and other trends. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting certain established loss objectives. The Company has provided $4.5 million and $4.6 million at March 31, 2009 and December 31, 2008, respectively, as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Safety incentives liability (Continued)

upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators, adjusted for expected future development of claims reserves.

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

Note 2 - Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities. The effective date of the provisions of SFAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by the FASB Staff Position SFAS 157-2 and are effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for both financial and non-financial assets and liabilities has not had a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) has not had a material effect on our consolidated financial statements.

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

Note 4 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Three Months Ended March 31,
	2009	2008
Weighted average number of basic shares outstanding	10,496,521	11,086,860
Stock option plan shares to be issued at prices ranging from $2.00 to $17.50 per share	—	703,665
Less: Assumed purchase at average market price during the period using proceeds received upon exercise of options and purchase of stock, and using tax benefits of compensation due to premature dispositions	—	(367,050)

Weighted average number of diluted shares outstanding	10,496,521	11,423,475

As a result of the net loss reported for the three months ended March 31, 2009, 191,457 of potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Note 5 – Stock Incentive Plans and Stock-Based Compensation

The Company’s 2003 Stock Incentive Plan (the “2003 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 14, 2003. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation (Continued)

under the 2003 Plan is 600,000. No new grants of stock options may be made under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”). At March 31, 2009, there were option awards covering 190,500 shares outstanding under the 1993 Plan, which, to the extent they are terminated unexercised, will be carried over to the 2003 Plan as shares authorized to be issued under the 2003 Plan. Outstanding options under both plans generally expire ten years after the date of grant. Options were generally exercisable in four equal annual installments beginning one year after the date of grant; however, effective with the close of business on December 30, 2005, the compensation committee of the board of directors accelerated the vesting of all outstanding stock options. Outstanding options issued after December 30, 2005 are exercisable in four equal annual installments beginning one year after the date of grant.

The Company applies SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), to account for compensation expense for options awarded under its stock incentive plans. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period.

The following table summarizes options activity in 2009:

	Number of Options	Grant Prices
Outstanding at December 31, 2008	501,006	$2.00 to $ 17.50
Options granted	79,500	$10.74 to $ 11.08
Options exercised	(4,687)	$2.01
Options cancelled or expired	—

Outstanding at March 31, 2009	575,819	$2.00 to $ 17.50

Exercisable at March 31, 2009	486,319

Available for grant at March 31, 2009	4,377

The following table presents information on stock options outstanding for the periods shown:

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation (Continued)

	Three Months Ended March 31,
($ in thousands, except per share data)	2009	2008
Intrinsic value of options exercised in the period	$33	$58

	As of March 31,
	2009	2008
Stock options:
Number of options	575,819	702,716
Options fully vested and currently exercisable	486,319	702,716
Weighted average exercise price	$8.14	$7.35
Aggregate intrinsic value	$2,067	$6,877
Weighted average contractual term of options	5.48 years	5.52 years

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price at the end of the period and the relevant exercise price multiplied by the number of options outstanding at the end of the period at each such price.

Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2009 and 2008 was $25,000 and $0, respectively.

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months ended March 31, 2009 of $349,000, was estimated with the following weighted-average assumptions:

Three Months Ended March 31, 2009
Stock options:
Risk-free interest rate	1.36%
Expected dividend yield	2.93%
Expected term	7.1 years
Expected volatility	61.94%
Estimated forfeiture rate	4.24%

The following table summarizes stock-based compensation expense related to stock option awards under SFAS 123R for the three months ended March 31, 2009 and 2008 (in thousands):

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation (Continued)

	Three Months Ended March 31,
	2009	2008
Stock-based compensation expense included in selling, general and administrative expenses	$25	$—
Income tax benefit related to stock-based compensation	10	—

Stock-based compensation expense related to stock options, net of tax	$15	$—

As of March 31, 2009, unamortized compensation expense related to stock options was $367,000.

Note 6 – Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended March 31,
	2009	2008
Beginning balance
Workers’ compensation claims liabilities	$15,084	$12,741
Add: claims expense accrual	3,419	3,539
Less: claim payments related to:
Current year	100	158
Prior years	2,664	3,004

Total paid	2,764	3,162

Ending balance
Workers’ compensation claims liabilities	$15,739	$13,118

Incurred but not reported (IBNR)	$6,616	$5,853

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

in active markets for the same identical assets. The Company has also determined its municipal bonds and VRDN components fall into the Level 2 category, which values assets using inputs other than quoted prices that are observable for the asset either directly or indirectly. There were no assets or liabilities where Level 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Marketable securities consist of the following investments (in thousands):

	March 31, 2009			December 31, 2008
	Cost	Gross Unrealized Gains (Losses)	Fair Value	Cost	Gross Unrealized Gains (Losses)	Fair Value
Current:
Trading:
Equity securities	$349	$(226)	$123	$349	$(92)	$257
Available-for-sale:
Municipal bonds	10,701	55	10,756	16,704	55	16,759
Variable rate demand notes	400	—	400	401	—	401
Closed-end bond funds	491	58	549	491	60	551

	$11,941	$(113)	$11,828	$17,945	$23	$17,968

Long term:
Held-to-maturity:
Corporate bonds	$429	$—	$429	$427	$—	$427

	$429	$—	$429	$427	$—	$427

Note 8 – Income Taxes

The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

	Three Months Ended March 31,
	2009	2008
Statutory federal tax rate	34.0%	35.0%
State taxes, net of federal benefit	3.7	4.8
Nondeductible expenses and other, net	4.2	.5
Federal tax-exempt interest income	(6.6)	(3.1)
Federal tax credits	(4.0)	(1.0)

	31.3%	36.2%

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth a percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008.

	Percentage of Total Revenues Three Months Ended March 31,
	2009	2008
Revenues:
Staffing services	47.1%	54.1%
Professional employer service fees	52.9	45.9

Total revenues	100.0	100.0

Cost of revenues:
Direct payroll costs	35.4	39.9
Payroll taxes and benefits	44.3	36.9
Workers’ compensation	13.1	10.3

Total cost of revenues	92.8	87.1

Gross margin	7.2	12.9
Selling, general and administrative expenses	15.7	13.1
Depreciation and amortization	0.8	0.5

Loss from operations	(9.3)	(0.7)
Other income	0.3	0.9

(Loss) income before taxes	(9.0)	0.2
(Benefit from) provision for income taxes	(2.8)	0.1

Net (loss) income	(6.2)%	0.1%

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

Results of Operations (Continued)

The presentation of revenues on a net basis and the relative contributions of staffing and PEO revenues can create volatility in our gross margin percentage. The general impact of fluctuations in our revenue mix is described below.

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

(in thousands)	Unaudited Three Months Ended March 31,
	2009	2008
Revenues:
Staffing services	$24,042	$35,819
Professional employer services	203,825	223,761

Total revenues	227,867	259,580

Cost of revenues:
Direct payroll costs	193,556	217,853
Payroll taxes and benefits	22,626	24,445
Workers’ compensation	7,996	8,720

Total cost of revenues	224,178	251,018

Gross margin	$3,689	$8,562

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited Three Months Ended March 31,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2009	2008	2009	2008	2009	2008
Revenues:
Staffing services	$24,042	$35,819	$—	$—	$24,042	$35,819
Professional employer services	203,825	223,761	(176,795)	(193,386)	27,030	30,375

Total revenues	$227,867	$259,580	$(176,795)	$(193,386)	$51,072	$66,194

Cost of revenues	$224,178	$251,018	$(176,795)	$(193,386)	$47,383	$57,632

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Three months ended March 31, 2009 and 2008

Net loss for the first quarter of 2009 amounted to $3.2 million, a decline of $3.3 million from net income of $91,000 for the first quarter of 2008. The decline for the first quarter of 2009 was primarily due to lower revenues and lower gross margin dollars. Diluted loss per share for the first quarter of 2009 was $.30 compared to a diluted earnings per share of $.01 for the comparable 2008 period.

Revenues for the first quarter of 2009 totaled $51.1 million, a decrease of approximately $15.1 million or 22.8%, which reflects a decrease in both the Company’s staffing service revenue and PEO service fee revenue. Staffing services revenue decreased approximately $11.8 million or 32.9% due to a significant decline in demand for our staffing services from existing customers in the majority of our markets. Management expects demand for the Company’s staffing services will continue to reflect overall economic conditions in its market areas. PEO service fee revenue decreased approximately $3.3 million or 11.0% from the comparable 2008 quarter primarily due to a decline in business as a result of decreased hours worked at existing PEO customer worksites.

Gross margin for the first quarter of 2009 totaled approximately $3.7 million, which represented a decrease of $4.9 million from the first quarter of 2008, primarily due to the 22.8% decline in revenues, higher payroll taxes and benefits and higher workers’ compensation costs as a percentage of revenues. The gross margin percent decreased from 12.9% of revenues for the first quarter of 2008 to 7.2% for the first quarter of 2009. The increase in payroll taxes and benefits, as a percentage of revenues, from 36.9% for the first quarter of 2008 to 44.3% for the first quarter of 2009, was principally due to higher statutory state unemployment tax rates in various states in which the Company operates as compared to the first quarter of 2008.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2009 and 2008 (Continued)

Workers’ compensation expense, as a percent of revenues, increased from 10.3% in the first quarter of 2008 to 13.1% in the first quarter of 2009. Workers’ compensation expense for the first quarter of 2009 totaled $6.7 million, compared to $6.8 million for the first quarter of 2008. The increase in the expense as a percentage of revenues was primarily due to higher estimates for new claim costs and to increases in estimates for existing claims in states where the Company is self-insured. The decrease in direct payroll costs, as a percentage of revenues, from 39.9% for the first quarter of 2008 to 35.4% for the first quarter of 2009 was largely due to the significant decline in staffing services business.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2009 amounted to approximately $8.0 million, a decline of $629,000 or 7.3% from the first quarter of 2008. The decrease from the first quarter of 2008 was primarily attributable to lower branch management payroll, lower profit sharing and an overall reduction in variable operating expenses due to the decline in business activity.

Other income for the first quarter of 2009 was $115,000 compared to other income of $626,000 for the first quarter of 2008. The decline in other income for the first quarter of 2009 was primarily attributable to decreased investment income earned on the Company’s cash and investments resulting from a significant decline in investment yields.

The income tax rate for the 2009 first quarter was 31.3% compared to the 2008 first quarter rate of 36.2%. The decrease in the income tax rate for the 2009 first quarter is primarily due to an expected increase in federal tax credits and federal tax-exempt interest income as a percentage of taxable income.

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

Liquidity and Capital Resources

The Company’s cash position for the three months ended March 31, 2009 increased $2.9 million over December 31, 2008, which compares to a decrease of $8.3 million for the comparable period in 2008. The increase in cash at March 31, 2009 as compared to December 31, 2008, was primarily due to proceeds from sales and maturities of marketable securities of $6.0 million, offset in part by a net loss during the period of $3.2 million.

Net cash provided by operating activities for the three months ended March 31, 2009 amounted to $707,000, compared to cash used in operating activities of $1.1 million for the comparable 2008 period. For the three months ended March 31, 2009, cash flow was principally provided by an increase of $7.4 million in accrued payroll and benefits, offset in part by a net loss during the period of $3.2 million, an increase in trade accounts receivable of $2.0 million and a decrease in deferred income taxes of $1.4 million.

Net cash provided by investing activities totaled $5.2 million for the three months ended March 31, 2009 compared to cash used in investing activities of $4.8 million for the similar 2008 period. For the 2009 period, cash from investing activities was principally provided by the proceeds totaling $6.0 million from sales and maturities of marketable securities and proceeds totaling $1.2 million from sales and maturities of registered marketable securities, offset in part by purchases of $1.6 million of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for the three-month period ended March 31, 2009 was $3.0 million as compared to $2.4 million for the similar 2008 period. For the 2009 period, the principal use of cash for financing activities was the Company’s repurchase of 233,600 shares of its common stock for $2.2 million under the approved repurchase program and the payment of regular quarterly cash dividends totaling $844,000 to holders of the Company’s Common Stock.

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

Liquidity and Capital Resources (Continued)

The Company renewed its credit agreement (the “Credit Agreement”) with its principal bank effective July 1, 2008. The Credit Agreement provides for an unsecured revolving credit facility of up to $7.0 million, which includes a subfeature under the line of credit for standby letters of credit up to $7.0 million as to which there were $6.7 million outstanding at March 31, 2008 in connection with various surety deposit requirements for workers’ compensation purposes. The interest rate on advances against the revolving credit facility, if any, will be, at the Company’s discretion, either (i) equal to the prime rate or (ii) LIBOR plus 1.50%. The Credit Agreement expires July 1, 2009.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end, and (2) pre-tax profit of not less than $1.00 (one dollar) on a quarterly basis, determined as of each fiscal quarter end.

The Company has obtained the bank’s agreement to waive the violation of the second financial covenant requiring pre-tax profit of not less than $1.00 on a quarterly basis as of March 31, 2009. The Company is currently negotiating revised terms with the bank that it expects will result in the elimination of its line of credit, extension of its existing standby letters of credit, with new or increased letters of credit subject to bank approval, and revised financial covenants focused on liquidity at quarter-end and annual profitability.

Management expects that current liquid assets and the funds anticipated to be generated from operations will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months.

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

Forward-Looking Information (Continued)

requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of $57.0 million in cash and marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of March 31, 2009, the Company’s investment portfolio consisted principally of approximately $44.9 million in tax-exempt money market funds, $10.8 million in tax-exempt municipal bonds with an average maturity of 43 days, and approximately $1.0 million in bond funds and corporate bonds. Based on the Company’s overall interest exposure at March 31, 2009, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2009, continued to be ineffective in providing a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is

BARRETT BUSINESS SERVICES, INC.

Item 4.	Controls and Procedures (Continued)

Disclosure Controls and Procedures (Continued)

recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, as a result of the material weakness identified as of December 31, 2006 and that continued to exist as of December 31, 2008, the nature of which is summarized below.

Internal Control Over Financial Reporting

In our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, a material weakness existed and is summarized as follows:

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

In order to address the material weakness over program changes to our IT systems described above and to ensure that adequate personnel resources, independent oversight and documentation for financial reporting are in place, management initiated the following remedial action during 2008 and completed these priorities during the first quarter of 2009:

1.	Application user acceptance testing.

2.	Systematic testing of automated functionality.

3.	Validation of data conversion and migration to the Company’s upgraded financial system.

4.	Formal authorization for deployment of the financial system upgrade.

Management completed a software upgrade to its primary financial application system in late March 2009. Management believes the software upgrade will provide the opportunity during the second quarter of 2009 to demonstrate the effectiveness of the Company’s remedial actions listed above addressing the remaining material weakness in general IT controls. Management believes that these measures, when fully tested, will mitigate the material weakness described above. Until testing is completed, however, we cannot yet conclude that there have been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Audit Committee of the Board of Directors will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will instruct management to take further action as appropriate.

BARRETT BUSINESS SERVICES, INC.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares. The following table summarizes information related to stock repurchases during the quarter ended March 31, 2009.

Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
January	22,100	$10.34	$228,500	2,105,100
February	102,500	9.44	967,200	2,002,600
March	109,000	8.98	978,500	1,893,600

Total	233,600		$2,174,200

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: May 11, 2009	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.