Form 10-Q
period 2009-06-30
BARRETT BUSINESS SERVICES INC
filed 2009-08-10
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Number of shares of common stock, $.01 par value, outstanding at July 31, 2009 was 10,356,908 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$27,137	$42,214
Marketable securities	13,114	17,968
Trade accounts receivable, net	41,466	34,389
Income taxes receivable	2,555	—
Prepaid expenses and other	2,796	1,440
Deferred income taxes	3,781	2,373
Workers’ compensation receivables for insured claims	225	225

Total current assets	91,074	98,609

Marketable securities	11,184	427
Goodwill, net	47,338	47,338
Property, equipment and software, net	15,265	15,503
Restricted marketable securities and workers’ compensation deposits	3,283	2,701
Other assets	1,639	1,645
Workers’ compensation receivables for insured losses and recoveries	3,626	3,837

	$173,409	$170,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$876	$881
Accrued payroll, payroll taxes and related benefits	38,851	32,296
Other accrued liabilities	453	902
Workers’ compensation claims liabilities	11,299	7,186
Workers’ compensation claims liabilities for insured claims	225	225
Safety incentives liability	4,593	4,626

Total current liabilities	56,297	46,116
Customer deposits	626	706
Long-term workers’ compensation claims liabilities	13,667	5,235
Long-term workers’ compensation claims liabilities for insured claims	2,366	2,438
Deferred income taxes	2,946	4,394
Deferred gain on sale and leaseback	488	549

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 10,357 and 10,583 shares issued and outstanding	104	106
Additional paid-in capital	28,849	30,959
Other comprehensive income	113	25
Retained earnings	67,953	79,532

	97,019	110,622

	$173,409	$170,060

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2009	2008
Revenues:
Staffing services	$28,002	$40,604
Professional employer service fees	29,263	31,579

Total revenues	57,265	72,183

Cost of revenues:
Direct payroll costs	21,127	29,943
Payroll taxes and benefits	19,434	20,721
Workers’ compensation	18,927	7,465

Total cost of revenues	59,488	58,129

Gross margin	(2,223)	14,054

Selling, general and administrative expenses	8,336	9,165
Depreciation and amortization	410	382

(Loss) income from operations	(10,969)	4,507

Other income:
Investment income, net	239	535
Other	54	52

Other income	293	587

(Loss) income before income taxes	(10,676)	5,094
(Benefit from) provision for income taxes	(3,944)	1,844

Net (loss) income	$(6,732)	$3,250

Basic (loss) earnings per share	$(.65)	$.30

Weighted average number of basic shares outstanding	10,355	10,937

Diluted (loss) earnings per share	$(.65)	$.29

Weighted average number of diluted shares outstanding	10,355	11,221

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2009	2008
Revenues:
Staffing services	$52,044	$76,423
Professional employer service fees	56,293	61,954

Total revenues	108,337	138,377

Cost of revenues:
Direct payroll costs	39,196	56,326
Payroll taxes and benefits	42,061	45,166
Workers’ compensation	25,614	14,269

Total cost of revenues	106,871	115,761

Gross margin	1,466	22,616

Selling, general and administrative expenses	16,376	17,834
Depreciation and amortization	796	758

(Loss) income from operations	(15,706)	4,024

Other income:
Investment income, net	489	1,173
Other	(81)	40

Other income	408	1,213

(Loss) income before income taxes	(15,298)	5,237
(Benefit from) provision for income taxes	(5,392)	1,896

Net (loss) income	$(9,906)	$3,341

Basic (loss) earnings per share	$(.95)	$.30

Weighted average number of basic shares outstanding	10,426	11,012

Diluted (loss) earnings per share	$(.95)	$.30

Weighted average number of diluted shares outstanding	10,426	11,322

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(9,906)	$3,341
Reconciliations of net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	796	758
Losses (gains) recognized on marketable securities	80	(42)
Purchase of marketable securities	—	(31)
Gain recognized on sale and leaseback	(61)	(61)
Deferred income taxes	(2,911)	2
Share based compensation	50	—
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(7,077)	(8,623)
Income taxes receivable	(2,555)	—
Prepaid expenses and other	(1,356)	342
Accounts payable	(5)	(304)
Accrued payroll, payroll taxes and related benefits	6,555	4,302
Income taxes payable	—	527
Other accrued liabilities	(449)	(351)
Workers’ compensation claims liabilities	12,684	2,225
Safety incentives liability	(33)	(1,248)
Customer deposits and other assets, net	(100)	(101)

Net cash (used in) provided by operating activities	(4,288)	736

Cash flows from investing activities:
Cash paid for acquisitions, including other direct costs	—	(3,838)
Purchase of property and equipment, net of amounts purchased in acquisitions	(532)	(441)
Proceeds from sales and maturities of marketable securities	8,169	72,378
Purchase of marketable securities	(14,009)	(55,356)
Proceeds from maturities of restricted marketable securities	1,982	1,693
Purchase of restricted marketable securities	(2,564)	(2,839)

Net cash (used in) provided by investing activities	(6,954)	11,597

Cash flows from financing activities:
Proceeds from credit-line borrowings	323	5,040
Payments on credit-line borrowings	(323)	(5,040)
Proceeds from exercise of stock options	19	221
Dividends paid	(1,673)	(1,752)
Repurchase of common stock	(2,194)	(3,997)
Tax benefit of stock option exercises	13	58

Net cash used in financing activities	(3,835)	(5,470)

Net (decrease) increase in cash and cash equivalents	(15,077)	6,863
Cash and cash equivalents, beginning of period	42,214	9,777

Cash and cash equivalents, end of period	$27,137	$16,640

Supplemental schedule of noncash investing activities:
Acquisitions of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$—	$3,808
Intangible assets acquired	—	15
Tangible assets acquired	—	15

Net cash paid for acquisitions	$—	$3,838

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

Marketable securities

As of June 30, 2009, the Company’s marketable securities consisted of tax-exempt municipal securities, variable rate demand notes (“VRDN”), closed-end bond funds, equity securities, U.S. treasuries and corporate bonds. The Company classifies municipal securities, VRDN, the closed-end bond funds, U.S. treasuries and certain of its corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. The equity securities are classified as trading and are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of net income. Certain of the Company’s corporate bonds are classified as held-to-maturity and are reported at amortized cost.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $306,000 and $409,000 at June 30, 2009 and December 31, 2008, respectively. The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

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

Workers’ compensation claims (Continued)

or fatalities, we maintain excess workers’ compensation insurance (through our wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”)) with a per occurrence retention of $5.0 million, except in Maryland and Colorado, where our per occurrence retention is $1.0 million. AICE maintains excess workers’ compensation insurance coverage with AIG between $5.0 million and $15.0 million per occurrence, except in Maryland and Colorado, where coverage with AIG is between $1.0 million and $25.0 million per occurrence. AIG’s exposure to subprime mortgage securities and recent disruptions in the U.S. financial markets has adversely impacted AIG. However, AIG’s commercial insurance subsidiary continues to be a fully accepted insurance carrier for all major brokers. As a result, we do not expect these developments to have a material impact on our insurance coverage with AIG. However, we will continue to evaluate the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

The Company has provided a total of $27.6 million and $15.1 million at June 30, 2009 and December 31, 2008, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $2.6 million and $2.7 million at June 30, 2009 and December 31, 2008, respectively. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

During the second quarter of 2009, the Company engaged a new actuary to review its workers’ compensation liabilities. While the Company has historically obtained an actuarial study, management has determined the study was not the best estimate of the workers’ compensation liability. Based upon discussions with the new actuary and a thorough review of the Company’s reserving process and consideration of recent developments, management has determined the actuarial estimate as of June 30, 2009 is the best estimate of the ultimate cost to settle open claims. Our primary considerations included the significant erosion in the economy, the increasing complexity and uncertainty surrounding healthcare costs, unexpected development in open claims and growth in our business. The change in estimate resulted in the Company increasing its workers’ compensation claims liabilities by approximately $11.8 million at June 30, 2009.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting certain established loss objectives. The Company has provided $4.6 million at June 30, 2009 and December 31, 2008, respectively, as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

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

Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through August 10, 2009, which is the date that the financial statements are issued, and noted no events that are subject to recognition or disclosure.

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 2 - Recent Accounting Pronouncements (Continued)

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted SFAS 165 effective for the second quarter of 2009. See Note 1 for the disclosure.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification™ (Codification) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We believe the adoption of SFAS 168 will not have a material effect on our consolidated financial statements.

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

Note 4 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Basic and Diluted Earnings Per Share (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average number of basic shares outstanding	10,354,765	10,936,871	10,425,643	11,011,865

Stock option plan shares to be issued at prices ranging from $2.00 to $17.50 per share	—	670,014	—	686,840

Less: Assumed purchase at average market price during the period using proceeds received upon exercise of options and purchase of stock, and using tax benefits of compensation due to premature dispositions	—	(386,049)	—	(376,549)

Weighted average number of diluted shares outstanding	10,354,765	11,220,836	10,425,643	11,322,156

As a result of the net loss reported for the three months and six months ended June 30, 2009, 191,856 and 191,656, respectively, of potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Note 5 - Stock Incentive Plans and Stock-Based Compensation

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 13, 2009. No options have been issued under the 2009 Plan. The number of shares of common stock reserved for issuance under the 2009 Plan is 1,000,000, of which the aggregate number of shares for which incentive stock options may be granted under the Plan is 900,000. No new grants of stock options may be made under the Company’s 2003 Stock Incentive Plan (the “2003 Plan”). At June 30, 2009, there were option awards covering 571,319 shares outstanding under the 2003 Plan and its predecessor, the 1993 Stock Incentive Plan. Outstanding options under both plans generally expire ten years after the date of grant. Options are generally exercisable in four equal annual installments beginning one year after the date of grant..

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

The following table summarizes options activity in 2009:

	Number of Options	Grant Prices
Outstanding at December 31, 2008	501,006	$2.00	to	$17.50
Options granted	79,500	$10.74	to	$11.08
Options exercised	(9,187)	$2.01	to	$2.58
Options cancelled or expired	—

Outstanding at June 30, 2009	571,319	$2.00	to	$17.50

Exercisable at June 30, 2009	484,319

Available for grant at June 30, 2009	1,000,000

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2009	2008	2009	2008
Intrinsic value of options exercised in the period	$35	$998	$68	$1,056

	As of June 30,
	2009	2008
Stock options:
Number of options	571,319	571,318
Options fully vested and currently exercisable	484,319	561,318
Weighted average exercise price	$7.65	$7.86
Aggregate intrinsic value	$2,294	$3,038
Weighted average contractual term of options	5.25 years	5.57 years

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price at the end of the period and the relevant exercise price multiplied by the number of options outstanding at the end of the period at each such price.

Stock-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2009 and 2008 was $25,000 and $0, respectively, and for the six months ended June 30, 2009 and 2008, was $50,000 and $0, respectively.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 - Stock Incentive Plans and Stock-Based Compensation (Continued)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months ended March 31, 2009 of $349,000 or $4.39 per share, was estimated with the following weighted-average assumptions:

Three Months Ended March 31, 2009
Stock options:
Risk-free interest rate	1.36%
Expected dividend yield	2.93%
Expected term	7.1 years
Expected volatility	61.94%
Estimated forfeiture rate	4.24%

There were no stock-based awards granted during the quarter ended June 30, 2009.

The following table summarizes stock-based compensation expense related to stock option awards under SFAS 123R for the six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation expense included in selling, general and administrative expenses	$25	$—	$50	$—
Income tax benefit related to stock-based compensation	10	—	20	—

Stock-based compensation expense related to stock options, net of tax	$15	$—	$30	$—

As of June 30, 2009, unamortized compensation expense related to stock options was $342,000.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance
Workers’ compensation claims liabilities	$15,739	$13,118	$15,084	$12,741
Add: claims expense accrual	15,236	4,456	18,655	7,994
Less: claim payments related to:
Current year	611	736	711	894
Prior years	2,807	2,278	5,471	5,281

Total paid	3,418	3,014	6,182	6,175

Ending balance
Workers’ compensation claims liabilities	$27,557	$14,560	$27,557	$14,560

Incurred but not reported (IBNR)	$17,011	$5,918	$17,011	$5,918

During the second quarter of 2009, the Company engaged a new actuary to review its workers’ compensation liabilities. While the Company has historically obtained an actuarial study, management has determined the study was not the best estimate of the workers’ compensation liability. Based upon discussions with the new actuary and a thorough review of the Company’s reserving process and consideration of recent developments, management has determined the actuarial estimate as of June 30, 2009 is the best estimate of the ultimate cost to settle open claims. Our primary considerations included the significant erosion in the economy, the increasing complexity and uncertainty surrounding healthcare costs, unexpected development in open claims and growth in our business. The change in estimate resulted in the Company increasing its workers’ compensation claims liabilities by approximately $11.8 million at June 30, 2009.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 7 - Fair Value Measurement

The Company has determined that its marketable securities should be presented at their fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that its closed-end bond funds, U.S. treasuries and equity securities components of its marketable securities fall into the Level 1 category, which values assets at the quoted prices in active markets for the same identical assets. The Company has also determined its municipal bonds, VRDN and corporate bonds components fall into the Level 2 category, which values assets using inputs other than quoted prices that are observable for the asset either directly or indirectly. There were no assets or liabilities where Level 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Marketable securities consist of the following investments (in thousands):

	June 30, 2009			December 31, 2008
	Cost Basis	Gross Unrealized Gains (Losses)	Recorded Basis	Cost Basis	Gross Unrealized Gains (Losses)	Recorded Basis
Current:

Trading:
Equity securities	$349	$(172)	$177	$349	$(92)	$257
Available-for-sale:
Municipal bonds	11,289	35	11,324	16,704	55	16,759
Variable rate demand notes	400	—	400	401	—	401
Closed-end bond funds	491	221	712	491	60	551
U.S. treasuries	501	—	501	—	—	—

	$13,030	$84	$13,114	$17,945	$23	$17,968

Long term:
Available-for-sale:
Corporate bonds	$10,752	$—	$10,752	$—	$—	$—
Held-to-maturity:
Corporate bonds	432	—	432	427	—	427

	$11,184	$—	$11,184	$427	—	427

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth a percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008.

	Percentage of Total Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Staffing services	48.9%	56.3%	48.0%	55.2%
Professional employer service fees	51.1	43.7	52.0	44.8

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	36.9	41.5	36.2	40.7
Payroll taxes and benefits	33.9	28.7	38.8	32.7
Workers’ compensation	33.1	10.3	23.6	10.3

Total cost of revenues	103.9	80.5	98.6	83.7

Gross margin	(3.9)	19.5	1.4	16.3

Selling, general and administrative expenses	14.6	12.7	15.1	12.9
Depreciation and amortization	0.7	0.5	0.7	0.5

(Loss) income from operations	(19.2)	6.3	(14.4)	2.9

Other income	0.5	0.8	0.3	0.9

(Loss) income before taxes	(18.7)	7.1	(14.1)	3.8

(Benefit from) provision for income taxes	(6.9)	2.6	(5.0)	1.4

Net (loss) income	(11.8)%	4.5%	(9.1)%	2.4%

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

(in thousands)	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Staffing services	$28,002	$40,604	$52,044	$76,423
Professional employer services	220,150	228,891	423,975	452,652

Total revenues	248,152	269,495	476,019	529,075

Cost of revenues:
Direct payroll costs	210,720	225,887	404,276	443,740
Payroll taxes and benefits	19,434	20,721	42,061	45,166
Workers’ compensation	20,221	8,833	28,216	17,553

Total cost of revenues	250,375	255,441	474,553	506,459

Gross margin	$(2,223)	$14,054	$1,466	$22,616

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited Three Months Ended June 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2009	2008	2009	2008	2009	2008
Revenues:
Staffing services	$28,002	$40,604	$—	$—	$28,002	$40,604
Professional employer services	220,150	228,891	(190,887)	(197,312)	29,263	31,579

Total revenues	$248,152	$269,495	$(190,887)	$(197,312)	$57,265	$72,183

Cost of revenues	$250,375	$255,441	$(190,887)	$(197,312)	$59,488	$58,129

	Unaudited Six Months Ended June 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2009	2008	2009	2008	2009	2008
Revenues:
Staffing services	$52,044	$76,423	$—	$—	$52,044	$76,423
Professional employer services	423,975	452,652	(367,682)	(390,698)	56,293	61,954

Total revenues	$476,019	$529,075	$(367,682)	$(390,698)	$108,337	$138,377

Cost of revenues	$474,553	$506,459	$(367,682)	$(390,698)	$106,871	$115,761

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Three months ended June 30, 2009 and 2008

Net loss for the second quarter of 2009 amounted to $6.7 million, a decline of $10.0 million from net income of $3.3 million for the second quarter of 2008. The decline for the second quarter of 2009 was primarily due to lower revenues and lower gross margin dollars primarily resulting from an $11.8 million increase in worker’ compensation expense due to the Company’s change in estimate of its workers’ compensation claims liabilities as of June 30, 2009. Diluted loss per share for the second quarter of 2009 was $.65 compared to a diluted earnings per share of $.29 for the comparable 2008 period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2009 and 2008 (Continued)

Revenues for the second quarter of 2009 totaled $57.3 million, a decrease of approximately $14.9 million or 20.7%, which reflects a decrease in both the Company’s staffing service revenue and PEO service fee revenue. Staffing services revenue decreased approximately $12.6 million or 31.0% due to a continued decline in demand for our staffing services from existing customers in the majority of our markets. Management expects demand for the Company’s staffing services will continue to reflect overall economic conditions in its market areas. PEO service fee revenue decreased approximately $2.3 million or 7.3% from the comparable 2008 quarter. While our PEO business from new customers during the second quarter of 2008 exceeded our loss of PEO business from former customers, the overall decline in PEO business resulted from decreased hours worked at existing PEO customer worksites.

Gross margin for the second quarter of 2009 represented a loss of approximately $2.2 million, or a decrease of $16.3 million from the second quarter of 2008, primarily due to the $11.8 million additional workers’ compensation expense adjustment, a 20.7% decline in revenues and higher payroll taxes and benefits as a percentage of revenues. The increase in payroll taxes and benefits, as a percentage of revenues, from 28.7% for the second quarter of 2008 to 33.9% for the second quarter of 2009, was principally due to higher statutory state unemployment tax rates in various states in which the Company operates as compared to the second quarter of 2008 as well as to an increase in business mix of PEO services where payroll taxes and benefits are presented at gross cost whereas the related direct payroll costs are netted against PEO services revenue.

During the second quarter of 2009, the Company engaged a new actuary to review its workers’ compensation liabilities. While the Company has historically obtained an actuarial study, management has determined the study was not the best estimate of the workers’ compensation liability. Based upon discussions with the new actuary and a thorough review of the Company’s reserving process and consideration of recent developments, management has determined the actuarial estimate as of June 30, 2009 is the best estimate of the ultimate cost to settle open claims. Our primary considerations included the significant erosion in the economy, the increasing complexity and uncertainty surrounding healthcare costs, unexpected development in open claims and growth in our business. The change in estimate resulted in the Company increasing its workers’ compensation claims liabilities by approximately $11.8 million at June 30, 2009.

Workers’ compensation expense, as a percent of revenues, increased from 10.3% in the second quarter of 2008 to 33.1% in the second quarter of 2009. Workers’ compensation expense for the second quarter of 2009 totaled $18.9 million, compared to $7.5 million for the second quarter of 2008. The increase in the expense as a percentage of revenues was primarily due to the $11.8 million additional workers’ compensation expense adjustment.

The decrease in direct payroll costs, as a percentage of revenues, from 41.5% for the second quarter of 2008 to 36.9% for the second quarter of 2009 was largely due to the significant decline in staffing services business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2009 amounted to approximately $8.3 million, a decline of $829,000 or 9.0% from the second quarter of 2008. The decrease from the second quarter of 2008 was primarily attributable to lower branch management payroll, profit sharing and commissions due to the decline in business activity and profitability.

Other income for the second quarter of 2009 was $293,000 compared to other income of $587,000 for the second quarter of 2008. The decline in other income for the second quarter of 2009 was primarily attributable to decreased investment income earned on the Company’s cash and investments resulting from a significant decline in investment yields compared to the 2008 second quarter.

Six months ended June 30, 2009 and 2008

Net loss for the six months ended June 30, 2009 amounted to $9.9 million, a decline of $13.2 million from net income of $3.3 million for the comparable period of 2008. The decline for the six months ended June 30, 2009 was primarily due to lower revenues and lower gross margin dollars principally due to an $11.8 million increase in workers’ compensation expense resulting from the Company’s change in estimate of its workers’ compensation reserves during the second quarter of 2009. Diluted loss per share for the first six months of 2009 was $.95 compared to diluted earnings per share of $.30 for the comparable 2008 period.

Revenues for the six months ended June 30, 2009 totaled $108.3 million, a decrease of approximately $30.0 million or 21.7%, which reflects a decrease in both the Company’s staffing service revenue and PEO service fee revenue. Staffing services revenue decreased approximately $24.4 million or 31.9% due to a significant decline in demand for our staffing services from existing customers in the majority of our markets. PEO service fee revenue decreased approximately $5.6 million or 9.1% from the comparable 2008 period primarily due to a decline in business as a result of decreased hours worked at existing PEO customer worksites, partially offset by the net effect of the addition of new customers.

Gross margin for the six months ended June 30, 2009 totaled approximately $1.5 million, which represented a decrease of $21.2 million from the comparable period of 2008, primarily due to the $11.8 million additional workers’ compensation expense adjustment, a 21.7% decline in revenues and higher payroll taxes and benefits as a percentage of revenues. The gross margin percent decreased from 16.3% of revenues for the first six months of 2008 to 1.4% for the first six months of 2009. The increase in payroll taxes and benefits, as a percentage of revenues, from 32.7 % for the first six months of 2008 to 38.8% for the first six months of 2009, was principally due to higher statutory state unemployment tax rates in various states in which the Company operates in 2009 as compared to 2008.

Workers’ compensation expense, as a percent of revenues, increased from 10.3% in the first six months of 2008 to 23.6% in the first six months of 2009. Workers’ compensation expense for the first six months of 2009 totaled $25.6 million, compared to $14.3 million for the first six months of 2008. The increase in the expense as a percentage of revenues was primarily due to the $11.8 million additional workers’ compensation expense adjustment. The decrease in direct payroll costs, as a percentage of revenues, from 40.7% for the first six months of 2008 to 36.2% for the first six months of 2009 was largely due to the significant decline in staffing services business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2009 and 2008 (Continued)

SG&A expenses for the first six months of 2009 amounted to approximately $16.4 million, a decline of $1.5 million or 8.2% from the first six months of 2008. The decrease from the first six months of 2008 was primarily attributable to lower branch management payroll, lower profit sharing and an overall reduction in variable operating expenses due to the decline in business activity.

Other income for the first six months of 2009 was $408,000 compared to other income of $1.2 million for the comparable period of 2008. The decline in other income for the first six months of 2009 was primarily attributable to decreased investment income earned on the Company’s cash and investments resulting from a significant decline in investment yields.

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

Liquidity and Capital Resources

The Company’s cash position for the six months ended June 30, 2009 decreased $15.1 million from December 31, 2008, which compares to an increase of $6.9 million for the comparable period in 2008. The decrease in cash at June 30, 2009 as compared to December 31, 2008, was primarily due to purchases of marketable securities of $14.0 million, and a net loss from operating activities of $9.9 million, offset in part by proceeds from sales and maturities of marketable securities of $8.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

Net cash used in operating activities for the six months ended June 30, 2009 amounted to $4.3 million, compared to cash provided by operating activities of $736,000 for the comparable 2008 period. For the six months ended June 30, 2009, cash flow was principally used by a $9.9 million net loss, an increase in trade accounts receivable of $7.1 million, and an increase in deferred income taxes and income taxes receivable totaling $5.5 million, offset in part by an increase in workers’ compensation claims liabilities of $12.7 million and an increase in accrued payroll, payroll taxes and related benefits of $6.6 million.

Net cash used in investing activities totaled $7.0 million for the six months ended June 30, 2009 compared to cash provided by investing activities of $11.6 million for the similar 2008 period. For the 2009 period, cash from investing activities was principally used in the purchase of marketable securities totaling $14.0 million, offset in part by the proceeds from the sales and maturities of marketable securities of $8.2 million. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for the six-month period ended June 30, 2009, was $3.8 million as compared to $5.5 million for the similar 2008 period. For the 2009 period, the principal use of cash for financing activities was the Company’s repurchase of 235,800 shares of its common stock for $2.2 million under the approved repurchase program and the payment of regular quarterly cash dividends totaling $1.7 million to holders of the Company’s Common Stock.

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

Effective May 27, 2009, the Company chose to eliminate its line of credit with its principal bank and subsequently amended its credit agreement with the bank. The Standby Letter of Credit Agreement dated as of June 30, 2009 (the “Credit Agreement”) provides for standby letters of credit as to which there were $6.7 million outstanding at June 30, 2009 in connection with various surety deposit requirements for workers’ compensation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) to incur a net loss after taxes of no more than $8.0 million for the year ending December 31, 2009 and maintain net income after taxes not less than $1.00 (one dollar) on an annual basis thereafter, determined as of each fiscal year end; (2) to maintain liquid assets (defined as unencumbered cash, cash equivalents, and publicly traded and quoted marketable securities) having an aggregate fair market value at all times not less than $10.0 million, determined as of the end of each fiscal quarter; and (3) to not borrow or permit to exist indebtedness (other than from or to the bank), or mortgage, pledge, grant, or permit to exist a security interest in, or a lien upon, all or any portion of the Company’s assets now owned or hereafter acquired, except for purchase money indebtedness (and related security interests) which does not at any time exceed $500,000.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and the effect of changes in estimate of its claims liabilities, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation of a wholly owned, fully licensed captive insurance subsidiary and becoming self-insured for certain business risks, the effectiveness of the Company’s management information systems, payment of future dividends, and the availability of working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Information (Continued)

maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of $40.3 million in cash and current marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of June 30, 2009, the Company’s investment portfolio consisted principally of approximately $26.8 million in tax-exempt money market funds, $12.2 million in tax-exempt municipal bonds with an average maturity of 92 days, and approximately $11.9 million in bond funds and corporate bonds. Based on the Company’s overall interest exposure at June 30, 2009, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2009, continued to be ineffective in providing a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, as a result of the material weakness identified as of December 31, 2006 and that continued to exist as of June 30, 2009, the nature of which is summarized below.

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

In addition to implementing changes in our IT systems, we are evaluating our entity level controls and business application controls that will serve as compensating controls for the weaknesses in our IT controls.

Management completed a software upgrade to its primary financial application system in late March 2009 and continues to document, implement and test IT system controls related to areas described above. Management believes that these measures coupled with the identification and documentation of compensating entity level and business process controls, when fully tested, will mitigate the material weakness described above. Until testing is completed, however, we cannot yet conclude that any changes in our internal control over financial reporting occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Audit Committee of the Board of Directors will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will instruct management to take further action as appropriate.

Part II - Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares. The following table summarizes information related to stock repurchases during the quarter ended June 30, 2009.

Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
April	2,100	$9.48	$19,900	1,891,500

May	—	—	—	—

June	—	—	—	—

Total	2,100		$19,900

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2009 annual meeting of stockholders on May 13, 2009. The following directors were elected at the annual meeting:

	For	Withheld	Exception
Thomas J. Carley	6,150,700	3,763,338
James B. Hicks, Ph.D.	6,151,111	3,762,927
Roger L. Johnson	6,142,185	3,771,853
Jon L. Justesen	8,222,188	1,691,850
Anthony Meeker	6,150,764	3,763,274
William W. Sherertz	9,543,806	370,232

The second matter presented for action at the annual meeting was approved by the following vote:

	For	Against	Abstain
Approval of the 2009 Stock Incentive Plan	7,500,411	255,738	11,179

BARRETT BUSINESS SERVICES, INC.

Item 5.	Other Information

At the 2009 annual meeting of stockholders on May 13, 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan (“the “Plan”). The description of the Plan included under the heading “Item 2 - Approval of the 2009 Stock Incentive Plan” in the Company’s Proxy Statement filed with the Securities and Exchange Commission April 10, 2009 is incorporated herein by reference. A copy of the Plan is attached to this report as Exhibit 10.2 and incorporated herein by reference. No awards have been granted under the Plan.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: August 10, 2009	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
10.1	Standby Letter of Credit Agreement dated as of June 30, 2009, between the Registrant and Wells Fargo Bank, N.A.

10.2	2009 Stock Incentive Plan of the Registrant.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.