Form 10-Q
period 2009-09-30
BARRETT BUSINESS SERVICES INC
filed 2009-11-09
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Number of shares of common stock, $.01 par value, outstanding at October 30, 2009 was 10,488,202 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$38,505	$42,214
Marketable securities	8,919	17,968
Trade accounts receivable, net	46,194	34,389
Income taxes receivable	4,455	—
Prepaid expenses and other	1,365	1,440
Deferred income taxes	2,963	2,373
Workers’ compensation receivables for insured claims	225	225

Total current assets	102,626	98,609

Marketable securities	6,389	427
Goodwill, net	47,338	47,338
Property, equipment and software, net	15,014	15,503
Restricted marketable securities and workers’ compensation deposits	3,454	2,701
Other assets	1,650	1,645
Workers’ compensation receivables for insured losses and recoveries	3,552	3,837

	$180,023	$170,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$648	$881
Accrued payroll, payroll taxes and related benefits	42,134	32,296
Other accrued liabilities	557	902
Workers’ compensation claims liabilities	9,872	7,186
Workers’ compensation claims liabilities for insured claims	225	225
Safety incentives liability	4,588	4,626

Total current liabilities	58,024	46,116

Customer deposits	614	706
Long-term workers’ compensation claims liabilities	15,377	5,235
Long-term workers’ compensation claims liabilities for insured claims	2,350	2,438
Deferred income taxes	3,911	4,394
Deferred gain on sale and leaseback	457	549

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 10,526 and 10,583 shares issued and outstanding	105	106
Additional paid-in capital	28,970	30,959
Other comprehensive income	161	25
Retained earnings	70,054	79,532

	99,290	110,622

	$180,023	$170,060

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2009	2008
Revenues:
Staffing services	$33,180	$44,468
Professional employer service fees	32,314	32,993

Total revenues	65,494	77,461

Cost of revenues:
Direct payroll costs	25,095	32,941
Payroll taxes and benefits	20,399	21,201
Workers’ compensation	7,859	8,410

Total cost of revenues	53,353	62,552

Gross margin	12,141	14,909

Selling, general and administrative expenses	8,416	10,007
Depreciation and amortization	422	385

Income from operations	3,303	4,517

Loss on impairment of investments	—	(3,483)
Other income:
Investment income, net	305	470
Other	660	(5)

Other income	965	465

Income before income taxes	4,268	1,499
Provision for income taxes	1,323	849

Net income	$2,945	$650

Basic earnings per share	$.28	$.06

Weighted average number of basic shares outstanding	10,475	10,781

Diluted earnings per share	$.28	$.06

Weighted average number of diluted shares outstanding	10,559	10,997

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2009	2008
Revenues:
Staffing services	$85,224	$120,891
Professional employer service fees	88,607	94,947

Total revenues	173,831	215,838

Cost of revenues:
Direct payroll costs	64,291	89,267
Payroll taxes and benefits	62,460	66,367
Workers’ compensation	33,473	22,679

Total cost of revenues	160,224	178,313

Gross margin	13,607	37,525

Selling, general and administrative expenses	24,792	27,841
Depreciation and amortization	1,218	1,143

(Loss) income from operations	(12,403)	8,541

Loss on impairment of investments	—	(3,483)
Other income:
Investment income, net	794	1,646
Other	579	32

Other income	1,373	1,678

(Loss) income before income taxes	(11,030)	6,736
(Benefit from) provision for income taxes	(4,069)	2,745

Net (loss) income	$(6,961)	$3,991

Basic (loss) earnings per share	$(.67)	$.36

Weighted average number of basic shares outstanding	10,442	10,935

Diluted (loss) earnings per share	$(.67)	$.36

Weighted average number of diluted shares outstanding	10,442	11,214

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(6,961)	$3,991
Reconciliations of net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,218	1,143
(Gains) losses recognized on marketable securities	(580)	3,454
Purchase of marketable securities	—	(31)
Gain recognized on sale and leaseback	(92)	(92)
Deferred income taxes	(1,159)	3
Share based compensation	75	—
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(11,805)	(11,193)
Income taxes receivable	(4,445)	—
Prepaid expenses and other	75	560
Accounts payable	(233)	(309)
Accrued payroll, payroll taxes and related benefits	9,677	7,770
Income taxes payable	—	475
Other accrued liabilities	(345)	(145)
Workers’ compensation claims liabilities	13,025	3,138
Safety incentives liability	(38)	(1,016)
Customer deposits and other assets, net	(136)	(90)

Net cash (used in) provided by operating activities	(1,724)	7,658

Cash flows from investing activities:
Cash paid for acquisitions, including other direct costs	—	(5,860)
Purchase of property and equipment, net of amounts purchased in acquisitions	(690)	(694)
Proceeds from sales and maturities of marketable securities	23,369	81,904
Purchase of marketable securities	(19,490)	(55,356)
Proceeds from maturities of restricted marketable securities	3,230	2,630
Purchase of restricted marketable securities	(3,983)	(3,701)

Net cash provided by investing activities	2,436	18,923

Cash flows from financing activities:
Proceeds from credit-line borrowings	323	5,667
Payments on credit-line borrowings	(323)	(5,667)
Proceeds from exercise of stock options	21	937
Dividends paid	(2,517)	(2,615)
Repurchase of common stock	(2,370)	(6,447)
Tax benefit of stock option exercises	445	69

Net cash used in financing activities	(4,421)	(8,056)

Net (decrease) increase in cash and cash equivalents	(3,709)	18,525
Cash and cash equivalents, beginning of period	42,214	9,777

Cash and cash equivalents, end of period	$38,505	$28,302

Supplemental schedule of noncash investing activities:
Acquisitions of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$—	$5,830
Intangible assets acquired	—	15
Tangible assets acquired	—	15

Net cash paid for acquisitions	$—	$5,860

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

Marketable securities

As of September 30, 2009, the Company’s marketable securities consisted of tax-exempt municipal securities, variable rate demand notes (“VRDN”), closed-end bond funds, equity securities, U.S. treasuries and corporate bonds. The Company classifies municipal securities, VRDN, the closed-end bond funds, U.S. treasuries and certain of its corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. The equity securities are classified as trading and are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of net income. Certain of the Company’s corporate bonds are classified as held-to-maturity and are reported at amortized cost.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $480,000 and $409,000 at September 30, 2009 and December 31, 2008, respectively. The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

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

Workers’ compensation claims (Continued)

compensation program. To manage our financial exposure, in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance (through our wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”) with a per occurrence retention of $5.0 million, except in Maryland and Colorado, where our per occurrence retention is $1.0 million. AICE maintains excess workers’ compensation insurance coverage with AIG between $5.0 million and $15.0 million per occurrence, except in Maryland and Colorado, where coverage with AIG is between $1.0 million and $25.0 million per occurrence. AIG’s exposure to subprime mortgage securities and disruptions in the U.S. financial markets has adversely impacted AIG. However, AIG’s commercial insurance subsidiary continues to be a fully accepted insurance carrier for all major brokers. As a result, we do not expect these developments to have a material impact on our insurance coverage with AIG. However, we will continue to evaluate the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

The Company has provided a total of $27.8 million and $15.1 million at September 30, 2009 and December 31, 2008, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $2.6 million and $2.7 million at September 30, 2009 and December 31, 2008, respectively. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

During the second quarter of 2009, the Company engaged a new actuary to review its workers’ compensation liabilities. While the Company historically obtained an actuarial study, management determined the study was not the best estimate of the workers’ compensation liability. Based upon discussions with the new actuary and a thorough review of the Company’s reserving process and consideration of recent developments, management determined the actuarial estimate as of June 30, 2009 was the best estimate of the ultimate cost to settle open claims. Our primary considerations included the significant erosion in the economy, the increasing complexity and uncertainty surrounding healthcare costs, unexpected development in open claims and growth in our business. The change in estimate resulted in the Company increasing its workers’ compensation claims liabilities by approximately $11.8 million at June 30, 2009.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting certain established loss objectives. The Company has provided $4.6 million at September 30, 2009 and December 31, 2008, respectively, as an estimate of the liability for unpaid safety incentives.

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

Subsequent events

We have evaluated events and transactions occurring after the balance sheet date through November 9, 2009, which is the date that the financial statements are issued, and noted no events that are subject to recognition or disclosure.

Note 2 - Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities. The effective date of the provisions of the new guidance for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by the FASB and are effective for fiscal years beginning after November 15, 2008. The adoption of the new guidance for both financial and non-financial assets and liabilities has not had a material effect on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance for business combinations. The new guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 2 - Recent Accounting Pronouncements (Continued)

and liabilities assumed; and requires the acquirer to disclose to investors and other users all the information they need to evaluate and understand the nature and financial effect of the business combination. The new guidance is effective for fiscal years beginning after December 15, 2008. The adoption of the new guidance has not had a material effect on our consolidated financial statements.

In May 2009, the FASB issued new accounting guidance on subsequent events. The new guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted the guidance effective for the second quarter of 2009. See Note 1 for the disclosure.

In June 2009, the FASB issued FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of basic shares outstanding	10,475,323	10,780,696	10,442,203	10,934,809

Stock option plan shares to be issued at prices ranging from $2.00 to $17.50 per share	416,102	506,360	—	626,680

Less: Assumed purchase at average market price during the period using proceeds received upon exercise of options and purchase of stock, and using tax benefits of compensation due to premature dispositions	(332,853)	(289,910)	—	(347,670)

Weighted average number of diluted shares outstanding	10,558,572	10,997,146	10,442,203	11,213,819

As a result of the net loss reported for the nine months ended September 30, 2009, 155,521 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Note 5 - Stock Incentive Plans and Stock-Based Compensation

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 13, 2009. No options have been issued under the 2009 Plan. The number of shares of common stock reserved for issuance under the 2009 Plan is 1,000,000, of which the aggregate number of shares for which incentive stock options may be granted under the Plan is 900,000. No new grants of stock options may be made under the Company’s 2003 Stock Incentive Plan (the “2003 Plan”). At September 30, 2009, there were option awards covering 316,319 shares outstanding under the 2003 Plan and its predecessor, the 1993 Stock Incentive Plan. Outstanding options under both plans generally expire ten years after the date of grant. Options are generally exercisable in four equal annual installments beginning one year after the date of grant.

In accordance with the current accounting guidance for share-based payments, the Company recognizes compensation expense for options awarded under its stock incentive plans. Current accounting guidance requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 - Stock Incentive Plans and Stock-Based Compensation (Continued)

The following table summarizes options activity in 2009:

	Number of Options	Grant Prices
Outstanding at December 31, 2008	501,006	$2.00	to	$17.50
Options granted	79,500	$10.74	to	$11.08
Options exercised	(264,187)	$2.01	to	$2.58
Options cancelled or expired	—

Outstanding at September 30, 2009	316,319	$2.00	to	$17.50

Exercisable at September 30, 2009	229,319

Available for grant at September 30, 2009	1,000,000

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2009	2008	2009	2008
Intrinsic value of options exercised in the period	$604	$269	$672	$1,325

	As of September 30,
	2009	2008
Stock options:
Number of options	316,319	501,006
Options fully vested and currently exercisable	229,319	491,006
Weighted average exercise price	$13.77	$7.53
Aggregate intrinsic value	$166	$3,086
Weighted average contractual term of options	6.52 years	5.28 years

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price at the end of the period and the relevant exercise price multiplied by the number of options outstanding at the end of the period at each such price.

Stock-based compensation expense for the three months ended September 30, 2009 and 2008 was $25,000 and $0, respectively, and for the nine months ended September 30, 2009 and 2008, was $75,000 and $0, respectively.

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

There were no stock-based awards granted during the quarter ended September 30, 2009.

The following table summarizes stock-based compensation expense related to stock option awards for the nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense included in selling, general and administrative expenses	$25	$—	$75	$—
Income tax benefit related to stock-based compensation	10	—	30	—

Stock-based compensation expense related to stock options, net of tax	$15	$—	$45	$—

As of September 30, 2009, unamortized compensation expense related to stock options was $317,000.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning balance
Workers’ compensation claims liabilities	$27,557	$14,560	$15,084	$12,741

Add: claims expense accrual	3,707	3,977	22,362	12,162

Less: claim payments related to:
Current year	1,092	952	1,803	1,846
Prior years	2,348	2,190	7,819	7,662

Total paid	3,440	3,142	9,622	9,508

Ending balance
Workers’ compensation claims liabilities	$27,824	$15,395	$27,824	$15,395

Incurred but not reported (IBNR)	$17,569	$6,365	$17,569	$6,365

During the second quarter of 2009, the Company engaged a new actuary to review its workers’ compensation liabilities. While the Company historically obtained an actuarial study, management determined the study was not the best estimate of the workers’ compensation liability. Based upon discussions with the new actuary and a thorough review of the Company’s reserving process and consideration of recent developments, management determined the actuarial estimate as of June 30, 2009 was the best estimate of the ultimate cost to settle open claims. Our primary considerations included the significant erosion in the economy, the increasing complexity and uncertainty surrounding healthcare costs, unexpected development in open claims and growth in our business. The change in estimate resulted in the Company increasing its workers’ compensation claims liabilities by approximately $11.8 million at June 30, 2009.

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 7 - Fair Value Measurement (Continued)

Marketable securities consist of the following investments (in thousands):

	September 30, 2009			December 31, 2008
	Cost Basis	Gross Unrealized Gains (Losses)	Recorded Basis	Cost Basis	Gross Unrealized Gains (Losses)	Recorded Basis
Current:

Trading:
Equity securities	$349	$(84)	$265	$349	$(92)	$257
Available-for-sale:
Municipal bonds	6,909	7	6,916	16,704	55	16,759
Variable rate demand notes	400	—	400	401	—	401
Closed-end bond funds	491	336	827	491	60	551
U.S. treasuries	511	—	511	—	—	—

	$8,660	$259	$8,919	$17,945	$23	$17,968

Long term:
Available-for-sale:
Corporate bonds	$5,918	$37	$5,955	$—	$—	$—
Held-to-maturity:
Corporate bonds	434	—	434	427	—	427

	$6,352	$37	$6,389	$427	$—	$427

During the third quarter ended September 30, 2009, the Company realized a $572,000 gain on the sale of certain corporate bonds.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008.

	Percentage of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Staffing services	50.7%	57.4%	49.0%	56.0%
Professional employer service fees	49.3	42.6	51.0	44.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	38.4	42.5	37.0	41.4
Payroll taxes and benefits	31.1	27.4	35.9	30.7
Workers’ compensation	12.0	10.9	19.3	10.5

Total cost of revenues	81.5	80.8	92.2	82.6

Gross margin	18.5	19.2	7.8	17.4
Selling, general and administrative expenses	12.9	12.9	14.2	12.9
Depreciation and amortization	0.6	0.5	0.7	0.5

Income (loss) from operations	5.0	5.8	(7.1)	4.0
Loss on impairment of investments	—	(4.5)	—	(1.7)
Other income	1.5	0.6	0.8	0.8

Income (loss) before taxes	6.5	1.9	(6.3)	3.1
Provision for (benefit from) income taxes	2.0	1.1	(2.3)	1.3

Net income (loss)	4.5%	0.8%	(4.0)%	1.8%

We report PEO revenues in accordance with the current accounting guidance for revenue recognition, which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the gross revenues and cost of revenues information set forth in the table below. Although not in accordance with GAAP, management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

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

(in thousands)	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Staffing services	$33,180	$44,468	$85,224	$120,891
Professional employer services	239,872	243,927	663,847	696,579

Total revenues	273,052	288,395	749,071	817,470

Cost of revenues:
Direct payroll costs	231,532	242,396	635,808	686,136
Payroll taxes and benefits	20,399	21,201	62,460	66,367
Workers’ compensation	8,980	9,889	37,196	27,442

Total cost of revenues	260,911	273,486	735,464	779,945

Gross margin	$12,141	$14,909	$13,607	$37,525

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited
	Three Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2009	2008	2009	2008	2009	2008
Revenues:
Staffing services	$33,180	$44,468	$—	$—	$33,180	$44,468
Professional employer services	239,872	243,927	(207,558)	(210,934)	32,314	32,993

Total revenues	$273,052	$288,395	$(207,558)	$(210,934)	$65,494	$77,461

Cost of revenues	$260,911	$273,486	$(207,558)	$(210,934)	$53,353	$62,552

	Unaudited
	Nine Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2009	2008	2009	2008	2009	2008
Revenues:
Staffing services	$85,224	$120,891	$—	$—	$85,224	$120,891
Professional employer services	663,847	696,579	(575,240)	(601,632)	88,607	94,947

Total revenues	$749,071	$817,470	$(575,240)	$(601,632)	$173,831	$215,838

Cost of revenues	$735,464	$779,945	$(575,240)	$(601,632)	$160,224	$178,313

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Three months ended September 30, 2009 and 2008

Net income for the third quarter of 2009 amounted to $2.9 million, an increase of $2.3 million over net income of $650,000 for the third quarter of 2008. The increase for the third quarter of 2009 was primarily due to a $1.6 million decrease in selling, general and administrative expenses from 2008 and the 2008 third quarter mark-to-market impairment charge of approximately $3.5 million taken on the Company’s investment in four closed-end bond funds, partially offset by a 15.5% decline in revenues and a $2.8 million decline in gross margin dollars. Included in the 2009 third quarter earnings was a pre-tax gain of $572,000 or approximately $.04 per diluted share from the sale of certain corporate bonds. Diluted income per share for the third quarter of 2009 was $.28 compared to diluted earnings per share of $.06 for the comparable 2008 period.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2009 and 2008 (Continued)

Revenues for the third quarter of 2009 totaled $65.5 million, a decrease of approximately $12.0 million or 15.5%, which reflects a decrease in the Company’s staffing services revenue and a small decline in PEO service fee revenue. Staffing services revenue decreased approximately $11.3 million or 25.4% due to a continued decline in demand for our staffing services from existing customers in the majority of our markets. Management expects demand for the Company’s staffing services will continue to reflect overall economic conditions in its market areas. PEO service fee revenue decreased approximately $679,000 or 2.1% from the comparable 2008 quarter. Our PEO business from new customers during the third quarter of 2009 nearly equaled the sum of our lost PEO business compared to the third quarter of 2008 from former customers and the decline in hours worked at existing PEO customer worksites.

Gross margin for the third quarter of 2009 totaled approximately $12.1 million, or a decrease of $2.8 million from the third quarter of 2008, primarily due to a 15.5% decline in revenues and higher payroll taxes and benefits and higher workers’ compensation expense as a percentage of revenues. The increase in payroll taxes and benefits, as a percentage of revenues, from 27.4% for the third quarter of 2008 to 31.1% for the third quarter of 2009, was principally due to higher statutory state unemployment tax rates in various states in which the Company operates as compared to the second quarter of 2008, as well as to an increase in business mix of PEO services where payroll taxes and benefits are presented at gross cost whereas the related direct payroll costs are netted against PEO services revenue.

Workers’ compensation expense, as a percent of revenues, increased from 10.9% in the third quarter of 2008 to 12.0% in the third quarter of 2009. Workers’ compensation expense for the third quarter of 2009 totaled $7.9 million, compared to $8.4 million for the third quarter of 2008. The decrease in dollars was primarily due to a decline in the number of injury claims incurred during the 2009 quarter.

The decrease in direct payroll costs, as a percentage of revenues, from 42.5% for the third quarter of 2008 to 38.4% for the third quarter of 2009 was largely due to the significant decline in our staffing services business.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2009 amounted to approximately $8.4 million, a decline of $1.6 million or 15.9% from the third quarter of 2008. The decrease from the third quarter of 2008 was primarily attributable to lower profit sharing and commissions due to the decline in business activity and profitability, and to lower branch management payroll.

During the third quarter of 2008, the Company recorded a non-cash, other-than-temporary impairment charge of approximately $3.5 million relating to its investment in four closed-end bond funds. The impairment charge assumed no income tax benefit given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2009 and 2008 (Continued)

Other income for the third quarter of 2009 was $965,000 compared to other income of $465,000 for the third quarter of 2008. The increase in other income for the third quarter of 2009 was primarily attributable to a gain of $572,000 on the sale of certain corporate bonds.

The income tax rate for the 2009 third quarter was 31.0% compared to the 2008 third quarter rate of 56.6%. The higher income tax rate for the 2008 third quarter resulted from the Company’s establishment of a valuation allowance on the $3.5 million impairment charge on its investments, offset in part by state tax benefits attributable to AICE, our wholly-owned captive insurance company, recognized upon the completion and filing of the Company’s 2007 state income tax returns during the 2008 third quarter.

Nine months ended September 30, 2009 and 2008

Net loss for the nine months ended September 30, 2009 amounted to $7.0 million, a decline of $11.0 million from net income of $4.0 million for the comparable period of 2008. The decline for the nine months ended September 30, 2009 was primarily due to lower revenues and lower gross margin dollars principally due to an $11.8 million increase in workers’ compensation expense resulting from the Company’s change in estimate of its workers’ compensation reserves during the second quarter of 2009. Diluted loss per share for the first nine months of 2009 was $.67 compared to diluted earnings per share of $.36 for the comparable 2008 period.

Revenues for the nine months ended September 30, 2009 totaled $173.8 million, a decrease of approximately $42.0 million or 19.5%, which reflects a decrease in both the Company’s staffing services revenue and PEO service fee revenue. Staffing services revenue decreased approximately $35.7 million or 29.5% due to a significant decline in demand for our staffing services from existing customers in the majority of our markets. PEO service fee revenue decreased approximately $6.3 million or 6.7% from the comparable 2008 period primarily due to a decline in business as a result of decreased hours worked at existing PEO customer worksites, partially offset by the net effect of the addition of new customers.

Gross margin for the nine months ended September 30, 2009 totaled approximately $13.6 million, which represented a decrease of $23.9 million from the comparable period of 2008, primarily due to the $11.8 million additional workers’ compensation expense adjustment, a 19.5% decline in revenues and higher payroll taxes and benefits as a percentage of revenues. The gross margin percent decreased from 17.4% of revenues for the first nine months of 2008 to 7.8% for the first nine months of 2009. The increase in payroll taxes and benefits, as a percentage of revenues, from 30.7% for the first nine months of 2008 to 35.9% for the first nine months of 2009, was principally due to higher statutory state unemployment tax rates in various states in which the Company operates in 2009 as compared to 2008 and to an increase in business mix of PEO services where payroll taxes and benefits are presented at gross cost whereas the related direct payroll costs are netted against PEO services revenue.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Nine months ended September 30, 2009 and 2008 (Continued)

During the second quarter of 2009, the Company engaged a new actuary to review its workers’ compensation liabilities. While the Company historically obtained an actuarial study, management has determined the study was not the best estimate of the workers’ compensation liability. Based upon discussions with the new actuary and a thorough review of the Company’s reserving process and consideration of recent developments, management determined the actuarial estimate as of June 30, 2009 was the best estimate of the ultimate cost to settle open claims. Our primary considerations included the significant erosion in the economy, the increasing complexity and uncertainty surrounding healthcare costs, unexpected development in open claims and growth in our business. The change in estimate resulted in the Company increasing its workers’ compensation claims liabilities by approximately $11.8 million at June 30, 2009.

Workers’ compensation expense, as a percent of revenues, increased from 10.5% in the first nine months of 2008 to 19.3% in the first nine months of 2009. Workers’ compensation expense for the first nine months of 2009 totaled $33.5 million, compared to $22.7 million for the first nine months of 2008. The increase in the expense as a percentage of revenues was primarily due to the $11.8 million additional workers’ compensation expense adjustment. The decrease in direct payroll costs, as a percentage of revenues, from 41.4% for the first nine months of 2008 to 37.0% for the first nine months of 2009 was largely due to the significant decline in staffing services business.

SG&A expenses for the first nine months of 2009 amounted to approximately $24.8 million, a decline of $3.0 million or 11.0% from the first nine months of 2008. The decrease from the first nine months of 2008 was primarily attributable to lower profit sharing and an overall reduction in variable operating expenses due to the decline in business activity and profitability, and lower branch management payroll.

The first nine months of 2008 included the Company’s approximately $3.5 million non-cash, other-than-temporary impairment charge on a portion of its investments. The impairment charge assumed no income tax benefit due to the uncertainty of the Company’s ability to generate future taxable investment gains to offset these losses.

Other income for the first nine months of 2009 was $1.4 million compared to other income of $1.7 million for the comparable period of 2008. The decline in other income for the first nine months of 2009 was primarily attributable to decreased investment income earned on the Company’s cash and investments resulting from a significant decline in investment yields, partially offset by a gain on the sale of certain corporate bonds.

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

Liquidity and Capital Resources

The Company’s cash position for the nine months ended September 30, 2009 decreased $3.7 million from December 31, 2008, which compares to an increase of $18.5 million for the comparable period in 2008. The decrease in cash at September 30, 2009 as compared to December 31, 2008, was primarily due to a net loss from operating activities of $7.0 million and purchases of marketable securities of $19.5 million, offset in part by proceeds from sales and maturities of marketable securities of $23.4 million.

Net cash used in operating activities for the nine months ended September 30, 2009 amounted to $1.7 million, compared to cash provided by operating activities of $7.7 million for the comparable 2008 period. For the nine months ended September 30, 2009, cash flow was principally used by a $7.0 million net loss, an increase in trade accounts receivable of $11.8 million and an increase in deferred income taxes and income taxes receivable totaling $5.6 million, offset in part by an increase in workers’ compensation claims liabilities of $13.0 million and an increase in accrued payroll, payroll taxes and related benefits of $9.7 million.

Net cash provided by investing activities for the nine month period ended September 30, 2009 was $2.4 million as compared to $18.9 million for the similar 2008 period. For the 2009 period, cash from investing activities was principally provided by the proceeds from the sales and maturities of marketable securities of $23.4 million, offset in part by the purchase of marketable securities totaling $19.5 million. The transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for the nine-month period ended September 30, 2009, was $4.4 million as compared to $8.1 million for the similar 2008 period. For the 2009 period, the principal use of cash for financing activities was the payment of regular quarterly cash dividends totaling $2.5 million to holders of the Company’s common stock and the Company’s repurchase of 252,500 shares of its common stock for $2.4 million under the approved repurchase program, offset in part by the tax benefit of stock option exercises of $445,000.

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

During the third quarter of 2008, management completed the evaluation of the financial performance criteria for the 12-month period following the Company’s acquisition of certain assets of Strategic Staffing, Inc., effective July 2, 2007, and paid $2.0 million of additional consideration.

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

The Company entered into a new Standby Letter of Credit Agreement dated as of June 30, 2009 (the “Credit Agreement”) with its principal bank. The Credit Agreement provides for standby letters of credit as to which there were $6.7 million outstanding at September 30, 2009 in connection with various surety deposit requirements for workers’ compensation purposes.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) to incur a net loss after taxes of no more than $8.0 million for the year ending December 31, 2009 and maintain net income after taxes not less than $1.00 (one dollar) on an annual basis thereafter, determined as of each fiscal year end; (2) to maintain liquid assets (defined as unencumbered cash, cash equivalents, and publicly traded and quoted marketable securities) having an aggregate fair market value at all times not less than $10.0 million, determined as of the end of each fiscal quarter; and (3) to not borrow or permit to exist indebtedness (other than from or to the bank), or mortgage, pledge, grant, or permit to exist a security interest in, or a lien upon, all or any portion of the Company’s assets now owned or hereafter acquired, except for purchase money indebtedness (and related security interests) which does not at any time exceed $500,000. The Company was in compliance with all covenants at September 30, 2009.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and the effect of changes in estimate of its claims liabilities, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation of a wholly owned, fully licensed captive insurance subsidiary and becoming self-insured for certain business risks, the financial viability of the Company’s excess insurance carriers, the effectiveness of the Company’s management information systems, payment of future dividends, and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of $47.4 million in cash and current marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of September 30, 2009, the Company’s investment portfolio consisted principally of approximately $36.7 million in tax-exempt money market funds, $6.9 million in tax-exempt municipal bonds with an average maturity of 35 days, and approximately $7.2 million in bond funds and corporate bonds. Based on the Company’s overall interest exposure at September 30, 2009, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

BARRETT BUSINESS SERVICES, INC.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2009, continued to be ineffective in providing a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, as a result of the material weakness identified as of December 31, 2006 and that continued to exist as of September 30, 2009, the nature of which is summarized below.

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

In order to address the material weakness over program changes to our IT systems described above and to ensure that adequate personnel resources, independent oversight and documentation for financial reporting are in place, management initiated the following remedial action during 2008 and completed these priorities during the first quarter of 2009:

1. Application user acceptance testing.

2. Systematic testing of automated functionality.

3. Validation of data conversion and migration to the Company’s upgraded financial system.

4. Formal authorization for deployment of the financial system upgrade.

Item 4.	Controls and Procedures (Continued)

In addition to implementing changes in our IT systems, we are evaluating our entity level controls and business application controls that serve as compensating controls for the weaknesses in our IT controls.

Management completed a software upgrade to its primary financial application system in late March 2009 and continues to document, implement and test IT system controls related to areas described above. Management believes that these measures coupled with the identification and documentation of compensating entity level and business process controls, when fully tested, will mitigate the material weakness described above. Until testing is completed, however, we cannot yet conclude that any changes in our internal control over financial reporting occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Audit Committee of the Board of Directors continues to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will instruct management to take further action as appropriate.

BARRETT BUSINESS SERVICES, INC.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended September 30, 2009.

Month	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (2)
July	—	$—	—	1,891,500
August	54,322	10.065	—	1,891,500
September	31,695	10.549	16,700	1,874,800

Total	86,017		16,700

(1)	Shares repurchased by the Company during the quarter include shares repurchased from employees in connection with the payment of the exercise price and withholding taxes on stock option exercises totaling 0 shares, 54,322 shares, and 14,995 shares, respectively, for the periods indicated.
(2)	In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: November 9, 2009	/s/ JAMES D. MILLER
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.