Form 10-K
period 2009-12-31
BARRETT BUSINESS SERVICES INC
filed 2010-03-15
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as indicated by Exchange Act Rule 12b-2).

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $80,697,000 at June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 26, 2010
Common Stock, Par Value $.01 Per Share	10,466,394 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2009 ANNUAL REPORT ON FORM 10-K

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

We provide services to a diverse array of customers, including, among others, electronics manufacturers, various light-manufacturing industries, forest products and agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in numerous construction-related fields and various professional services firms. During 2009, we provided staffing services to approximately 1,800 staffing services customers, which compares to approximately 2,300 customers during 2008. In addition, at December 31, 2009, we served approximately 1,600 PEO clients and employed approximately 26,600 employees pursuant to PEO contracts, as compared to 1,300 PEO clients and approximately 25,100 employees as of December 31, 2008. We serve our clients, who have employees located in 24 states and the District of Columbia, through a network of 44 branch offices in California, Oregon, Washington, Idaho, Arizona, Utah, Colorado, Maryland, Delaware and North Carolina. We also have several smaller recruiting offices in our general market areas, which are under the direction of a branch office.

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

Our Strategic Approach

Our long-term goal is to become the leading provider of human resource outsourcing services for small and medium-sized businesses in the markets we serve. We seek to differentiate our strategic position by offering a full spectrum of PEO and staffing services. To a far lesser extent, we also provide permanent placement and administrative service organization (“ASO”) services, which involves payroll processing of customers’ non-BBSI employees. We believe that the integrated nature of our service platform assists our clients and customers in successfully aligning and strengthening their organizational structure to meet the demands of their businesses. In pursuit of this goal, we have adopted the operating and growth strategies described below to provide the framework for our future growth, while maintaining the quality and integrity of our current service offerings.

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

•

Control workers’ compensation costs through effective risk management.  We are committed to the proactive mitigation of workers’ compensation risk through stringent underwriting and disciplined management processes. Our senior management defines and maintains our strict underwriting standards. Our underwriting process begins with the selection of high quality candidate companies. Next, our professional risk managers in the field corroborate the underwriting data by assessing the candidate’s operating culture, workplace safety standards and human resource administration philosophies, including compensation rates and benefit levels. If the candidate company satisfies all underwriting standards, then we accept the company and immediately implement a plan to further strengthen their workplace safety standards and practices. If the client’s safe-work culture or adherence to workplace safety procedures declines to unsatisfactory levels, we will terminate the relationship under the terms of our contract.

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

•

Enhance management information systems.  We continue to invest in developing our information technology infrastructure. We believe that our platform gives us a competitive advantage by allowing us to provide a high level of flexibility to satisfy a variety of demands of our small and medium-sized business clients on a cost-effective basis. Furthermore, we believe that our current technology platform is capable of supporting our planned development of new business units and increased market share for the foreseeable future.

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

•

Risk Management.  We focus on developing and implementing a client-specific proactive risk management program so as to further mitigate risk of injury associated with workplace practices. These efforts enable our clients and us to achieve a reduction in accidents and workers’ compensation claims. We provide such tactical services as safety training and safety manuals for both workers and supervisors, job-site visits and meetings, improvements in workplace procedures and equipment to further reduce the risk of injury and workplace regulations of the U.S. Department of Labor and state agencies and leading accident investigations. We have at least one risk manager available at each branch office to perform workplace safety assessments for each prospective client and to implement systems to improve work practices. All risk managers report directly to our Chief Executive Officer and Chief Operating Officer. Each risk manager has the authority to cancel our business relationship with any customer or client company.

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

We began offering PEO services to Oregon customers in 1990 and subsequently expanded these services to other states, primarily California. In 2009, approximately 87% of our PEO service fee revenues were generated from customers in California with an additional 5% of revenues generated in Oregon.

We have entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional services firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses with up to several hundred employees. None of our PEO clients individually represented more than 2% of our total revenues in 2009.

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

Our staffing services customers operate in a broad range of businesses, including agriculture-based companies, electronic manufacturers, transportation and logistics companies, food processors, professional firms and construction. Such customers generally range in size from small local firms to companies with international operations that use our services on a domestic basis. None of our staffing services customers individually represented more than 2% of our total revenues in 2009.

In 2009, the light-industrial sector generated approximately 85% of our staffing services revenues, while clerical office staff accounted for 12% of such revenues and technical personnel represented the balance of 3%. Our light-industrial workers perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers of electronic parts.

We employ a variety of methods to recruit our work force for staffing services, including among others, referrals by existing employees, online job boards, our Web site for job postings, job fairs, newspaper advertising, and marketing brochures distributed at colleges and vocational schools. The employee application process may include an interview, skills assessment test, reference verification, drug screening, criminal background checks and pre-employment physicals. The recruiting of qualified employees requires more effort when unemployment rates are low. We use various types of pre-employment screen testing to ensure that applicants are appropriately qualified for employment.

Our staffing services employees are not under our direct control while working at a customer’s business. While we have not experienced any significant liability due to claims arising out of negligent acts or misconduct by our staffing services employees, claims could be asserted against us which could have a material adverse effect on our financial condition and results of operations.

Sales and Marketing

Our sales and marketing efforts are led by our branch managers and a small team of sales professionals, coupled with strong ties with the insurance brokerage community. Our marketing efforts are principally focused on branch-level development of local business relationships. On a regional and national level, efforts are made to expand and align our services to fulfill the needs of local customers with multiple locations, which may include using our on-site personnel and the opening of additional offices to better serve a customer’s broader geographic needs. We also rely on an extensive network of insurance brokers for referrals for PEO services, particularly in California, in exchange for an ongoing fee equal to a very small percentage of payroll. Business development is the primary function of our branch managers.

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

We may face additional PEO competition in the future from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. Certain PEO companies that periodically compete with us in the same markets have greater financial and marketing resources than we do, such as Administaff, Inc. and Paychex, Inc., among others. Competition in the PEO industry is based largely on price, although service and quality can also provide competitive advantages. A significant limiting factor to the growth of the PEO industry is the perception of potential clients that they have the capacity to handle human resource issues internally. We believe that our past growth in PEO service fee revenues is attributable to our ability to provide small and medium-sized companies with the opportunity to reduce workers’ compensation costs and to provide enhanced benefits to their employees while reducing their overall personnel administration costs. Our competitive advantage may be adversely affected by a substantial increase in the costs of maintaining our self-insured workers’ compensation program, or changes in the regulatory environment, particularly in California. A general market decrease in the level of workers’ compensation insurance premiums likely would decrease demand for PEO services among some prospective client companies.

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

To manage our financial exposure from the incidence of catastrophic injuries and fatalities, we maintain excess workers’ compensation insurance pursuant to two annual policies with a major insurance company. Effective January 1, 2007, we formed a wholly owned, fully licensed captive insurance company to provide us with excess workers’ compensation coverage from $1.0 million up to $5.0 million per occurrence. Additional excess workers’ compensation insurance coverage is provided by a major insurance company from $5.0 million to $15.0 million per occurrence, except for our Maryland and Colorado operations, where our excess insurance policy in Maryland has a $1.0 million retention with a $25.0 million limit and in Colorado which has a $500,000 retention and statutory limits on a per occurrence basis. This approach results in an effective per occurrence retention, on a consolidated basis, of $5.0 million. This higher per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results. The formation of the captive provides the Company with access to an alternative mechanism for excess insurance coverage, as well as certain income tax benefits arising from the ability to accelerate the deduction, for tax purposes, of certain accruals for workers’ compensation claims.

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

Workers’ Compensation Claims Experience and Reserves

We recognize our liability for the ultimate payment of incurred claims and claims adjustment expenses by accruing liabilities which represent estimates of future amounts necessary to pay claims and related expenses with respect to covered events that have occurred. When a claim involving a probable loss is reported, our internal claims management personnel or our TPA establishes a case reserve for the estimated amount of ultimate loss. The estimate reflects an informed judgment based on established case reserving practices and the experience and knowledge of our claims management staff and the TPA regarding the nature and expected value of the claim, as well as the estimated expense of settling the claim, including legal and other fees and expenses of administering claims. The adequacy of such case reserves in part depends on the professional judgment of both our claims management staff and our TPA to properly and comprehensively evaluate the economic consequences of each claim. Our reserves include an additional component for both estimated future adverse loss development in excess of initial case reserves on open claims and for incurred but not reported claims (together IBNR) based upon an actuarial estimate provided by the Company’s independent actuary. Our reserves do not include an estimated provision for the incidence of unknown or unreported catastrophic claims.

As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are necessarily based on management’s estimates, and as other data becomes available, these estimates are revised, which may result in increases or decreases in existing case reserves. Management’s internal accrual process for workers’ compensation expense is based upon the immediate recognition of an expense and the related liability at the time a claim occurs; the value ascribed to the expense and liability is based upon our internal claims management and the TPAs’ estimate of ultimate claim cost coupled with a provision for estimated future development based upon an actuarial review performed quarterly by our independent actuary. We believe our total accrued workers’ compensation claims liabilities at December 31, 2009, are adequate. It is possible, however, that our actual future workers’ compensation obligations may exceed the amount of our accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims, and to a much lesser extent, of claims incurred but not reported.

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

Employees and Employee Benefits

At December 31, 2009, we had approximately 34,725 employees, including approximately 7,800 staffing services employees, approximately 26,600 PEO employees,

approximately 325 managerial, sales and administrative employees and four executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. During 2009, approximately 1% of our employees were covered by a collective bargaining agreement. Substantially all of our managerial, sales and administrative employees have entered into a standard form of employment agreement which, among other provisions, contains covenants not to engage in certain activities in competition with us for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe our employee relations are good.

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

We maintain reserves (recorded as accrued liabilities on our balance sheet) to cover our estimated liabilities for our self-insured workers’ compensation claims. The determination of these reserves is based upon a number of factors, including current and historical claims activity, claims payment patterns and medical cost trends and developments in existing claims. Accordingly, reserves do not represent an exact calculation of liability. Reserves can be affected by both internal and external events, such as adverse developments on existing claims or changes in medical costs, medical condition of the claimant, claims handling procedures, administrative costs, inflation, and legal trends and legislative changes. Reserves are adjusted from time to time to reflect new claims, claim developments, or systemic changes, and such adjustments are reflected in the results of the periods in which the reserves are changed. The Company’s estimated accrual for workers’ compensation claims liabilities is based upon an actuarial estimate provided by the Company’s independent actuary. The estimated accrual does not include an estimated provision for the incidence of unknown catastrophic claims. Moreover, because of the uncertainties that surround estimating workers’ compensation loss reserves, we cannot be certain that our reserves are adequate. If our reserves are insufficient to cover our actual losses, we would have to increase our reserves and incur charges to our earnings that could be material to our results of operations and financial condition.

Our self-insured retention for workers’ compensation claims is $5.0 million per occurrence in the majority of our self-insured states.

In view of the Company’s favorable historical experience with large catastrophic claims and an opportunity to realize savings from lower excess workers’ compensation insurance premiums, we maintain our self-insured retention at $5.0 million per occurrence, except in Maryland and Colorado where our retention is at $1.0 million and $500,000 per occurrence, respectively. Thus, the Company has financial risk for most workers’ compensation claims under $5.0 million, on a per occurrence basis. This level of per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results and financial condition.

Adverse developments in the market for excess workers’ compensation insurance could lead to increases in our costs.

We are a state-approved self-insured employer for workers’ compensation coverage in California, Oregon, Delaware, Maryland and Colorado, as well as in Washington for our non-PEO services and management employees. To manage our financial exposure in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance with a per occurrence retention of $5.0 million effective January 1, 2007, except in Maryland and Colorado where our retention is at $1.0 million and $500,000 per occurrence, respectively. Changes in the market for excess workers’ compensation insurance may lead to limited availability of such coverage, additional increases in our insurance costs or further increases in our self-insured retention, any of which may have a material adverse effect on our financial condition.

We maintain excess workers’ compensation insurance coverage with American International Group, Inc. (“AIG”) between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with AIG is between $1.0 million and $25.0 million per occurrence and in Colorado, where coverage with AIG is between $500,000 and statutory limits per occurrence. AIG’s recent financial losses resulting from credit default swaps combined with the turbulence in worldwide equity and credit markets have adversely impacted AIG. Although AIG’s commercial insurance subsidiary continues to be a fully accepted insurance carrier for all major brokers, should AIG fail, we could be forced to seek alternative coverage at higher costs, which could have a material negative impact on our results of operations and financial condition.

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

Demand for our staffing services is sensitive to changes in the level of economic activity in the regions in which we do business. As economic activity slows down, as has occurred in our market areas, companies often reduce their use of temporary employees before undertaking layoffs of permanent staff, resulting in decreased demand for staffing services. A continued significant economic downturn, particularly in the Western United States, could have a material adverse effect on our results of operations and financial condition. During strong economic periods, on the other hand, we often experience shortages of qualified employees to meet customer needs.

Changes in the market for workers’ compensation insurance in the state of California could adversely affect our business.

Our concentration of PEO business in California subjects our business to market risks involving the California workers’ compensation environment as the Company is a state-approved self-insured employer with respect to workers’ compensation coverage in that state. During recent years, California has enacted several legislative reforms in an attempt to address the crisis in its workers’ compensation system, and it may attempt additional legislative or regulatory reforms in the future. Any successful legislative reforms or non-governmental changes in market conditions in California could lessen a key advantage we have in that state, leading to a reduction in our new business opportunities and a potential slowing in the growth of our PEO business in California. Any such slowing would adversely affect our results of operations.

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

During weak economic conditions in our markets as we are currently experiencing, the level of unemployment claims tend to rise as a result of employee layoffs at our PEO clients and lack of work in our temporary staffing pool. The rise in unemployment claims often results in higher state unemployment tax rates which in most instances cannot be concurrently passed on to our customers either due to existing PEO contracts or competitive pricing pressures. Increases in our state unemployment tax rates could have a material adverse effect on our results of operations, particularly in the early part of the calendar year when effective payroll tax rates are at or near their maximum.

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

Our California and Oregon operations accounted for approximately 52% and 15%, respectively, of our total net revenues in 2009. As a result of the current importance of our California and Oregon operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in these markets, particularly in California. If these states continue to experience an economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business in these states or limits our competitive advantages in these markets, our profitability and growth prospects may be materially and adversely affected.

We face competition from a number of other companies.

We face competition from various companies that may provide all or some of the services we offer. Our competitors include companies that are engaged in staffing services such as Kelly Services, Inc. and Manpower Inc., companies that are focused on co-employment or PEO services, such as Administaff, Inc. and companies that primarily provide payroll processing services or ASO services, such as Automatic Data Processing, Inc. and Paychex, Inc. We also face competition from information technology outsourcing firms and broad-based outsourcing and consulting firms that perform individual projects.

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

Offices	Number of Branch Offices
California	16
Oregon	8
Utah	4
Washington	4
Arizona	2
Colorado	3
Idaho	3
Maryland	2
Delaware	1
North Carolina	1

We lease office space for our branch offices. At December 31, 2009, our leases had expiration dates ranging from less than one year to five years, with total minimum payments through 2014 of approximately $5.1 million. Our corporate headquarters office in Vancouver, Washington occupies approximately 23 percent of the 63,500 square foot building we purchased during 2005 at a price of $8.85 million.

Item 3.	LEGAL PROCEEDINGS

See Note 14, Litigation, in the Notes to Consolidated Financial Statements included in Item 15 of this report.

Item 4.	RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table identifies, as of February 28, 2010, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Principal Positions and Business Experience	Officer Since
William W. Sherertz	64	President; Chief Executive Officer; Director	1980

Michael L. Elich	44	Vice President and Chief Operating Officer	2005

James D. Miller	46	Vice President-Finance, Treasurer and Secretary; Chief Financial Officer; Principal Accounting Officer	1994

Gregory R. Vaughn	54	Vice President and Assistant Secretary	1998

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

Gregory R. Vaughn joined the Company in July 1997 as Operations Manager. Mr. Vaughn was appointed Vice President in January 1998. Prior to joining Barrett, Mr. Vaughn was Chief Executive Officer of Insource America, Inc., a privately-held human resource management company headquartered in Portland, Oregon, for approximately one year. Mr. Vaughn has also held senior management positions with Sundial Time Systems, Inc. and Continental Information Systems, Inc. Previously, Mr. Vaughn was employed as a technology consultant by Price Waterhouse LLP, now known as PricewaterhouseCoopers LLP.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the “Common Stock”) trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol “BBSI.” At February 26, 2010, there were 36 stockholders of record and approximately 2,575 beneficial owners of the Common Stock.

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

	High	Low	Cash Dividends Declared
2008
First Quarter	$18.85	$14.89	$0.08
Second Quarter	18.02	11.47	0.08
Third Quarter	17.96	10.38	0.08
Fourth Quarter	13.28	9.00	0.08

2009
First Quarter	$12.00	$7.92	$0.08
Second Quarter	11.69	9.31	0.08
Third Quarter	11.30	9.47	0.08
Fourth Quarter	12.60	10.07	0.08

In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares. The following table summarizes information related to stock repurchases during the quarter ended December 31, 2009.

Month	Shares Repurchased	Average Price Per Share	Total Value of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
October	37,700	$10.39	$391,553	1,837,077
November	19,364	11.01	213,241	1,817,713
December	3,444	11.03	37,992	1,814,269

Total	60,508		$642,786

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2004, until December 31, 2009, for our Common Stock, The Nasdaq Composite Index, and a group of the Company’s current peers in the staffing industry (the “2009 Peer Group”). The 2009 Peer Group is comprised of five companies. The 2009 Peer Group excludes two companies included in the peer group used to prepare the performance graph included in the Company’s Form 10-K for the year ended December 31, 2008 as these two companies are no longer traded on the Nasdaq Composite Index due to acquisition.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2004, in our Common Stock, The Nasdaq Composite Index, and the 2009 Peer Group, and that dividends are reinvested. In accordance with the SEC’s disclosure rules, the stockholder return for each company in the 2009 Peer Group indices has been weighted on the basis of market capitalization as of the beginning of each annual period shown. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/04	12/05	12/06	12/07	12/08	12/09
Barrett Business Services, Inc.	100.00	271.24	254.93	198.68	123.19	143.39
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
Peer Group	100.00	119.61	143.07	106.99	74.37	102.99

Members of Peer Group:
Administaff Inc
CDI Corp.
Kelly Services Inc
Manpower Inc
Robert Half International Inc

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s financial statements and the accompanying notes listed in Item 15 of this report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statement of operations:
Revenues:
Staffing services	$116,155	$154,565	$147,221	$123,500	$130,098
Professional employer service fees	120,305	125,903	141,992	135,684	101,291

Total	236,460	280,468	289,213	259,184	231,389

Cost of revenues:
Direct payroll costs	87,679	114,440	113,450	92,676	97,006
Payroll taxes and benefits	82,077	85,531	87,822	83,756	63,889
Workers’ compensation	41,109	30,887	29,031	27,199	24,667

Total	210,865	230,858	230,303	203,631	185,562

Gross margin	25,595	49,610	58,910	55,553	45,827
Selling, general and administrative expenses	33,481	36,654	34,688	31,604	25,670
Depreciation and amortization	1,641	1,536	1,387	1,306	974

(Loss) income from operations	(9,527)	11,420	22,835	22,643	19,183

Loss on impairment of investments	-	(3,483)	-	-	-
Other income:
Investment income, net	1,003	2,080	3,183	2,869	945
Other, net	637	(26)	(100)	(22)	(198)

Total	1,640	2,054	3,083	2,847	747

(Loss) income before income taxes	(7,887)	9,991	25,918	25,490	19,930
(Benefit from) provision for income taxes	(3,119)	3,728	9,112	9,154	7,440

Net (loss) income	$(4,768)	$6,263	$16,806	$16,336	$12,490

Basic (loss) earnings per share	$(.46)	$.58	$1.49	$1.46	$1.29

Weighted average number of basic shares outstanding	10,452	10,861	11,247	11,194	9,647

Diluted (loss) earnings per share	$(.46)	$.56	$1.44	$1.40	$1.21

Weighted average number of diluted shares outstanding	10,452	11,120	11,654	11,671	10,343

Cash dividends per common share	$.32	$.32	$.29	$.07	$-
Selected balance sheet data:
Cash and marketable securities	$57,910	$60,609	$64,913	$73,439	$64,909
Working capital	46,025	52,493	54,213	59,985	55,475
Total assets	172,072	170,060	173,224	162,181	144,301
Long-term debt, net of current portion	-	-	-	-	1,094
Stockholders’ equity	100,127	110,622	113,748	103,700	85,850

Note:	All share and per share amounts have been adjusted for a 3-for-2 stock split effected on May 19, 2005 by way of a 50% stock dividend.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide human resource management services, comprised principally of staffing services and PEO services. We generate staffing services revenues primarily from short-term staffing, contract staffing, on-site management and direct placement services. Our PEO service fees are generated from contractual agreements with our PEO clients under which we become a co-employer of our client’s workforce with responsibility for some or all of the client’s human resource functions. We recognize revenues from our staffing services for all amounts invoiced, including direct payroll, employer payroll-related taxes, workers’ compensation coverage and a service fee (equivalent to a mark-up percentage). PEO service fee revenues are recognized on a net basis in accordance with current accounting guidance for revenue recognition and principal/agent considerations. Consequently, our PEO service fee revenues represent the gross margin generated from our PEO services after deducting the amounts invoiced to PEO customers for direct payroll expenses such as salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment. These amounts are also excluded from cost of revenues. PEO service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers’ compensation coverage.

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

Our business is concentrated in California and Oregon and we expect to continue to derive a majority of our revenues from these markets in the future. Revenues generated in our California and Oregon offices accounted for 67% of our total net revenues in 2009, 65% in 2008 and 72% in 2007. Consequently, any weakness in economic conditions or changes in the regulatory environments in these regions could have a material adverse effect on our financial results.

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

Our cost of revenues is comprised of direct payroll costs for staffing services, employer payroll-related taxes and employee benefits and workers’ compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by the customer. Workers’ compensation expense consists primarily of the costs associated with our self-insured workers’ compensation program, such as claims reserves, claims administration fees, legal fees, state administrative agency fees and excess insurance costs for catastrophic injuries. We also maintain separate workers’ compensation insurance policies for employees working in states where we are not self-insured.

The largest portion of workers’ compensation expense is the cost of workplace injury claims. When an injury occurs and is reported to us, our respective independent TPA or our internal claims management personnel analyze the details of the injury and develop a case reserve, which becomes the estimate of the cost of the claim based on similar injuries and their professional judgment. We then record or accrue an expense and a corresponding liability based upon our estimate of the ultimate claim cost. As cash payments are made by our TPA against specific case reserves, the accrued liability is reduced by the corresponding payment amount. The TPA and our in-house claims administrators also review existing injury claims on an on-going basis and adjust the case reserves as new or additional information for each claim becomes available. Our reserve includes a provision for both future anticipated increases in costs (“adverse loss development”) of the claims reserves for open claims and for claims incurred but not reported related to prior and current periods. This provision of the reserve is based upon an actuarial estimate provided by our third-party actuary. We believe our operational policies and internal claims reporting system help to limit the occurrence of unreported incurred claims.

Selling, general and administrative expenses represent both branch office and corporate-level operating expenses. Branch operating expenses consist primarily of branch office staff payroll and personnel related costs, advertising, rent, office supplies, professional and legal fees and branch incentive compensation. Corporate-level operating expenses consist primarily of executive and office staff payroll and personnel related costs, professional and legal fees, travel, occupancy costs, information systems costs and executive and corporate staff incentive compensation.

Depreciation and amortization represents depreciation of property and equipment and amortization of intangible assets consisting of the amortization of software costs, covenants not to compete, and if material, customer related intangibles. Property and equipment are depreciated using the straight-line method over their estimated useful lives, which generally range from two to 39 years. Intangible assets are amortized using the straight-line method over their estimated useful lives, which range from two to ten years.

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

Self-Insured Workers’ Compensation Reserves. We are self-insured for workers’ compensation coverage in a majority of our employee work sites in Oregon, California, Maryland, Delaware and Colorado and for staffing services and management employees only in Washington. The estimated liability for unsettled workers’ compensation claims represents our best estimate, which includes an evaluation of information provided by our internal claims adjusters and our third-party claims administrators, coupled with management’s use of a third-party actuary. These elements serve as the basis for our overall estimate for workers’ compensation claims liabilities, which include more specifically the following components: case reserve estimates for reported losses, plus additional amounts for estimated future development of reported claims and incurred but not reported claims (together IBNR). These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. We believe that the amounts recorded for our estimated liabilities are reasonable and objective and are based upon facts and other trends associated with the Company’s historical universe of claims data. Nevertheless, it is possible that adjustments to such estimates may be required in future periods if the development of claim costs varies materially from our estimates and such adjustments, if necessary, could be material to results of operations.

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

Goodwill. We assess the recoverability of goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management’s current assessment of the carrying value of goodwill indicates there was no impairment as of December 31, 2009. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets whenever events or circumstances occur indicating that goodwill might be impaired.

Investments in Marketable Securities. We consider available evidence in evaluating potential impairment of our investments, including the duration and extent to which fair value is less than cost and our ability and intent to hold the investment. Investments in securities classified as trading are reported at fair value, with unrealized gains or losses reported in other income in our consolidated statements of operations. Investments in securities classified as available-for-sale are reported at fair value, with unrealized gains or losses reported net of tax in other comprehensive income (loss) in stockholders’ equity. In the event a loss on our available-for-sale investments is determined to be other-than-temporary, the loss will be recognized in our statement of operations. Investments in securities classified as held-to-maturity are reported at amortized cost.

Income Taxes. Our income taxes are accounted for using an asset and liability approach. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The impact of uncertain tax positions would be recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions would withstand challenge, if any, from taxing authorities. As facts and circumstances change, we reassess these probabilities and would record any changes in the financial statements as appropriate in accordance with current accounting guidance for income taxes, which sets out the framework by which such judgments are to be made.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on the Company’s results of operations and financial condition, refer to Note 1 in the Notes to the Financial Statements beginning at page F-6 of this Annual Report on Form 10-K.

Forward-Looking Information

Statements in this Item or in Items 1 and 1A of this Report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and allowance for doubtful accounts, the effect of the Company’s formation of a wholly owned, fully licensed captive insurance subsidiary and becoming self-insured for certain business risks, the financial viability of the Company’s excess insurance carrier, the effectiveness of the Company’s management information systems, payment of future dividends and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, the Company’s ability to retain current customers, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of $57.9 million in cash and marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s Statements of Operations for the years ended December 31, 2009, 2008 and 2007, included in Item 15 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company’s financial statements included in Item 15 of this report.

	Percentage of Total Net Revenues
	Year Ended December 31,
	2009	2008	2007
Revenues:
Staffing services	49.1%	55.1%	50.9%
Professional employer service fees	50.9	44.9	49.1

Total	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	37.1	40.8	39.2
Payroll taxes and benefits	34.7	30.5	30.4
Workers’ compensation	17.4	11.0	10.0

Total	89.2	82.3	79.6

Gross margin	10.8	17.7	20.4
Selling, general and administrative expenses	14.1	13.2	12.0
Depreciation and amortization	0.7	0.5	0.5

(Loss) income from operations	(4.0)	4.0	7.9
Loss on impairment of investments	-	(1.2)	-
Other income	0.7	0.7	1.1

Pretax (loss) income	(3.3)	3.5	9.0
(Benefit from) provision for income taxes	(1.3)	1.3	3.2

Net (loss) income	(2.0)%	2.2%	5.8%

We report PEO revenues in accordance with current accounting guidance for revenue recognition and principal/agent considerations which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the gross revenues and cost of revenues information for the years ended December 31, 2009 and 2008 set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

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

(in thousands)	Year Ended December 31,
	2009	2008
Revenues:
Staffing services	$116,155	$154,565
Professional employer services	903,731	926,028

Total revenues	1,019,886	1,080,593

Cost of revenues:
Direct payroll costs	866,167	908,410
Payroll taxes and benefits	82,077	85,531
Workers’ compensation	46,047	37,042

Total cost of revenues	994,291	1,030,983

Gross margin	$25,595	$49,610

A reconciliation of non-GAAP gross revenues to net revenues is as follows for the years ended December 31, 2009 and 2008 (in thousands):

	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2009	2008	2009	2008	2009	2008
Revenues:
Staffing services	$116,155	$154,565	$-	$-	$116,155	$154,565
Professional employer services	903,731	926,028	(783,426)	(800,125)	120,305	125,903

Total revenues	$1,019,886	$1,080,593	$(783,426)	$(800,125)	$236,460	$280,468

Cost of revenues:	$994,291	$1,030,983	$(783,426)	$(800,125)	$210,865	$230,858

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Years Ended December 31, 2009 and 2008

Net loss for 2009 amounted to $4.8 million, a decline of $11.1 million from net income of $6.3 million for 2008. The decline for 2009 was primarily due to lower revenues and lower gross margin dollars principally due to an $11.8 million increase in workers’ compensation expense resulting from the Company’s change in estimate of its workers’ compensation reserves during the second quarter of 2009. Diluted loss per share for 2009 was $.46 compared to a diluted earnings per share of $.56 for 2008.

Revenues for 2009 totaled $236.5 million, a decrease of approximately $44.0 million or 15.7%, which reflects a decline in both the Company’s staffing service revenue and PEO service fee revenue. Staffing service revenue decreased approximately $38.4 million or 24.9% from 2008 primarily due to a significant decline in demand for our staffing services from existing customers in the majority of our markets. PEO service fee revenue decreased approximately $5.6 million or 4.4% from 2008 primarily due to a decline in business as a result of decreased hours worked at our existing PEO customer worksites, partially offset by the net effect of the addition of new customers. During 2009, the Company served approximately 1,800 staffing service customers, which compares to 2,300 during 2008. Management expects demand for the Company’s staffing services will continue to reflect overall uncertain economic conditions in its market areas. During 2009, the Company served approximately 1,800 PEO clients, which compares to approximately 1,600 PEO clients during 2008. Offsetting the increase in the number of PEO clients served in 2009 was a decline in the average number of PEO employees and worker hours per client. Net growth in the Company’s PEO business has slowed due to general economic conditions.

Gross margin for 2009 totaled approximately $25.6 million, which represented a decrease of $24.0 million or 48.4% from 2008, primarily due to the $11.8 million additional workers’ compensation expense adjustment, a 15.7% decline in revenues and higher payroll taxes and benefits as a percentage of revenues. The gross margin percent decreased from 17.7% of revenues for 2008 to 10.8% for 2009. Workers’ compensation expense, as a percent of revenues, increased from 11.0% in 2008 to 17.4% in 2009. Workers’ compensation expense for 2009 totaled $41.1 million, which compares to $30.9 million for 2008. This increase was primarily due to the $11.8 million additional workers’ compensation expense adjustment. The increase in payroll taxes and benefits, as a percentage of revenues, from 30.5% for 2008 to 34.7% for 2009, was principally due to higher statutory state unemployment tax rates in various states in which the Company operates in 2009 as compared to 2008 and to an increase in business mix of PEO services where payroll taxes and benefits are presented at gross cost whereas the related direct payroll costs are netted against PEO services revenue. The decrease in direct payroll costs, as a percentage of revenues, from 40.8% for 2008 to 37.1% for 2009 reflects the moderate shift in the overall mix of services from staffing services to PEO services in the Company’s customer base and the effect of each customer’s unique mark-up percent. We expect gross margin as a percentage of total revenues to continue to be influenced by fluctuations in the mix between staffing and PEO services, as well as changes to our estimates for workers’ compensation claims liabilities, if necessary.

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

Selling, general and administrative (“SG&A”) expenses consist of compensation and other expenses relating to the operation of our headquarters and our branch offices and the marketing of our services. SG&A for 2009 amounted to approximately $33.5 million, a decrease of $3.2 million or 8.7% from 2008. SG&A expenses, as a percentage of revenues, increased from 13.2% in 2008 to 14.2% in 2009. The decrease in dollars from 2008 was primarily attributable to lower profit sharing and an overall reduction in variable operating expenses due to the decline in business activity and profitability.

During 2008, the Company recorded a non-cash, other-than-temporary impairment charge of approximately $3.5 million relating to its investment in four closed-end bond funds. The impairment charge assumes no income tax benefit given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses.

Other income for 2009 was $1.6 million compared to other income of $2.1 million for 2008. The decline in other income for 2009 was primarily attributable to decreased investment income earned on the Company’s cash and investments due to a decline in investment yields, partially offset by a gain on the sale of certain corporate bonds of $572,000.

Depreciation and amortization totaled $1.6 million for 2009, which compares to $1.5 million for 2008. The increase in the depreciation and amortization expense level compared to 2008 was primarily due to the incremental increase in depreciation related to a major software upgrade that was placed into service during 2009.

Our effective income tax rate for 2009 was (39.5%), as compared to 37.3% for 2008. The effective rate for 2009 was primarily attributable to the Company’s loss before income taxes coupled with higher federal and state tax credits.

At December 31, 2009, we had deferred income tax assets of $4.1 million, which consist of temporary differences between taxable income for financial accounting and tax purposes, which will reduce taxable income in future years. Pursuant to GAAP, we are required to assess the realization of the deferred income tax assets as significant changes in circumstances may require adjustments during future periods. Although realization is not assured, management has concluded that it is more likely than not that the remaining deferred income tax assets will be realized, principally based upon projected taxable income for the next two years. The amount of the deferred income tax assets actually realized could vary, if there are differences in the timing or amount of future reversals of existing deferred income tax assets or changes in the actual amounts of future taxable income as compared to operating forecasts. If our operating forecast is determined to no longer be reliable due to uncertain market conditions, our long-term forecast may require reassessment. As a result, in the future, a valuation allowance may be required to be established for all or a portion of the deferred income tax assets. Such a valuation allowance could have a significant effect on our future results of operations and financial position.

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

Gross margin for 2008 totaled approximately $49.6 million, which represented a decrease of $9.3 million or 15.8% from 2007, primarily due to the 3.0% decline in revenues and higher cost of revenues. The gross margin percent decreased from 20.4% of revenues for 2007 to 17.7% for 2008. The decline in the gross margin percentage was mainly due to higher direct payroll costs, expressed as a percent of revenues. The increase in direct payroll costs, as a percentage of revenues, from 39.2% for 2007 to 40.8% for 2008 reflects the moderate shift in the overall mix of services from PEO services to staffing services in the Company’s customer base primarily attributable to the acquisitions of Strategic Staffing, Phillips Temps and First Employment Services and the effect of each customer’s unique mark-up percent. Workers’ compensation expense, as a percent of revenues, increased from 10.0% in 2007 to 11.0% in 2008. Workers’ compensation expense for 2008 totaled $30.9 million, which compares to $29.0 million for 2007. This increase was primarily due to higher estimates for new claim costs and to increases in estimates for existing claims in states where the Company is self-insured as well as to higher insurance premiums in states where the Company is not self-insured. The small increase in payroll taxes and benefits, as a percentage of revenues, from 30.4% for 2007 to 30.5% for 2008, was primarily due to the effect of growth in staffing services, as well as slightly higher effective state unemployment tax rates in various states in which the Company operates as compared to 2007.

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

Other income for 2008 was $2.1 million compared to other income of $3.1 million for 2007. The decline in other income for 2008 was primarily attributable to decreased investment income earned on the Company’s cash and investments due to a decline in investment yields.

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

Liquidity and Capital Resources

The Company’s cash position of $36.7 million at December 31, 2009, decreased by $5.5 million from December 31, 2008, which compares to an increase of $32.4 million for the year ended December 31, 2008. The decrease in cash at December 31, 2009, as compared to December 31, 2008, was primarily due to net loss of $4.8 million, payment of cash dividends of $3.4 million, the Company’s repurchase of its common stock of $3.0 million and an increase of $4.3 million in income taxes receivable, partially offset by a $12.9 million increase in workers’ compensation claims liabilities. The increase in cash at December 31, 2008 was primarily due to proceeds from sales and maturities of marketable securities of $91.2 million and net income of $6.3 million, offset in part by purchases of marketable securities of $55.4 million and the Company’s repurchase of its common stock of $8.5 million and cash used for acquisitions of $5.9 million.

Net cash provided by operating activities for 2009 amounted to $3.0 million, as compared to net cash provided by operating activities of $14.2 million for 2008. For 2009, cash flow was primarily provided by an increase in workers’ compensation claims liabilities of $12.9 million, partially offset by net loss of $4.8 million, and an increase of $4.3 million of income taxes receivable.

Net cash used in investing activities totaled $2.7 million for 2009, compared to net cash provided by investing activities of $29.2 million for 2008. For 2009, the cash from investing activities was principally used in purchases of $29.3 million of marketable securities, and purchase of property and equipment of $881,000, offset in part by proceeds from sales and maturities of marketable securities of $27.5 million. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for 2009 was $5.9 million compared to net cash used in financing activities of $10.9 million for 2008. For 2009, the principal uses of cash for financing activities were for the Company’s cash dividends of $3.4 million paid to holders of the Company’s common stock, and the Company’s repurchase of 313,000 shares of its common stock for $3.0 million, offset in part by $449,000 of tax benefits from exercises of stock options.

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

The Company entered into a new Standby Letter of Credit Agreement dated as of June 30, 2009 (the “Credit Agreement”) with its principal bank. The Credit Agreement provides for standby letters of credit as to which there were $6.7 million outstanding at December 31, 2009 in connection with various surety deposit requirements for workers’ compensation purposes.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) to incur a net loss after taxes of no more than $8.0 million for the year ended December 31, 2009 and maintain net income after taxes not less than $1.00 (one dollar) on an annual basis thereafter, determined as of each fiscal year end; (2) to maintain liquid assets (defined as unencumbered cash, cash equivalents, and publicly traded and quoted marketable securities) having an aggregate fair market value at all times not less than $10.0 million, determined as of the end of each fiscal quarter; and (3) to not borrow or permit to exist indebtedness (other than from or to the bank), or mortgage, pledge, grant, or permit to exist a security interest in, or a lien upon, all or any portion of the Company’s assets now owned or hereafter acquired, except for purchase money indebtedness (and related security interests) which does not at any time exceed $500,000. The Company was in compliance with all covenants at December 31, 2009.

The Company is self-insured for certain business insurance risks such as general liability, errors and omissions and umbrella coverage. It is the Company’s determination that the risk of loss for such coverage is remote. Management may explore in the future more cost effective vehicles to provide higher limits of coverage, as well as coverages provided by the Company’s captive insurance company.

The Company maintains a Board authorized stock repurchase program to repurchase common shares from time to time in open market purchases. During November 2007, the Board approved an increase in the total number of shares to be repurchased under the program up to a total of 1.0 million common shares, up from the initial authorization of 500,000 shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares. The repurchase program currently permits 1.8 million of additional shares to be repurchased at December 31, 2009. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances and other available resources.

Management expects that current liquid assets, coupled with the funds anticipated to be generated from operations, will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2009, including commitments for future payments under non-cancelable lease arrangements and long-term workers’ compensation liabilities and other long-term liabilities are summarized below:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$5,064	$2,414	$2,462	$188	$-
Long-term workers’ compensation claims liabilities for catastrophic injuries	817	78	142	151	446
Other long-term liabilities	500	-	-	500	-

Total contractual cash obligations	$6,381	$2,492	$2,604	$839	$446

Inflation

Inflation generally has not been a significant factor in the Company’s operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers’ compensation claims.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of December 31, 2009, the Company’s investment portfolio consisted principally of approximately $32.9 million in tax-exempt money market funds, $11.6 million in tax-exempt municipal bonds with an average maturity of 197 days, and approximately $8.4 million in bond funds and corporate bonds. Based on the Company’s overall interest exposure at December 31, 2009, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 15.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of December 31, 2009 in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Our Company’s financial statements in this Form 10-K fairly present, in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining for our Company adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. This evaluation was based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Remediation of Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, we had identified the following material weakness in our internal control over financial reporting as of September 30, 2009. For the reasons set forth below, this material weakness has been remediated as of December 31, 2009.

Previously Reported Material Weakness: Our Company did not maintain effective controls over information technology (“IT”); specifically, general IT controls over program changes and program development were ineffectively designed and/or operating as of December 31, 2008. These aggregate deficiencies, along with their associated reflection on the control environment, resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Remediation efforts: During 2009, in order to address the material weakness over program changes to our IT Systems and to ensure that adequate personnel resources, independent oversight and documentation for financial reporting were in place, management completed the following remedial action:

1.	Application user acceptance testing.

2.	Systematic testing of automated functionality.

3.	Validation of data conversion and migration to the Company’s upgraded financial system.

4.	Formal authorization for deployment of the financial system upgrade.

In addition to implementing changes in our IT systems, management has identified, documented and tested business process controls and entity level controls that serve as compensating controls for our IT systems. Collectively, the improvements in our IT environment and consistent application of our business process and entity level controls reduce the risk of a material misstatement to an acceptable level and have eliminated the material weakness described above.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on page F-1 of Item 15 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

We have completed the implementation of the changes, as described above in our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) during the fourth quarter of 2009 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Information required by this Item 10 concerning directors and executive officers of the Company appears under the heading “Executive Officers of the Registrant” on page 20 of this report or is incorporated into this report by reference to the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed within 120 days of the Company’s fiscal year end of December 31, 2009 (the “Proxy Statement”). The additional required information is included under the following headings of the Proxy Statement; Item 1 – “Election of Directors,” “Stock Ownership by Principal Stockholders and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics.”

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

Information required by this Item 13 concerning certain relationships and related transactions and director independence is incorporated into this report by reference to the Proxy Statement, in which required information is included under the headings Item 1 – “Election of Directors” and “Related Person Transactions.”

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

BARRETT BUSINESS SERVICES, INC.

AUDITED ANNUAL CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Barrett Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. and subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Barrett Business Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these statements, for maintaining effective control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with the authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barrett Business Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ending December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Barrett Business Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon

March 15, 2010

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2009 and 2008

(In Thousands, Except Par Value)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$36,671	$42,214
Marketable securities	13,766	17,968
Trade accounts receivable, net	33,070	34,389
Income taxes receivable	4,274	-
Prepaid expenses and other	979	1,440
Deferred income taxes	4,071	2,373
Workers’ compensation receivables for insured claims	225	225

Total current assets	93,056	98,609

Marketable securities	7,473	427
Goodwill, net	47,338	47,338
Property, equipment and software, net	14,795	15,503
Restricted marketable securities and workers’ compensation deposits	2,666	2,701
Other assets	3,104	1,645
Workers’ compensation receivables for insured losses and recoveries	3,640	3,837

	$172,072	$170,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,117	$881
Accrued payroll, payroll taxes and related benefits	30,244	32,296
Other accrued liabilities	499	902
Workers’ compensation claims liabilities	10,509	7,186
Workers’ compensation claims liabilities for insured claims	225	225
Safety incentives liability	4,437	4,626

Total current liabilities	47,031	46,116
Customer deposits	600	706
Long-term workers’ compensation claims liabilities	14,560	5,235
Long-term workers’ compensation claims liabilities for insured claims	2,504	2,438
Deferred income taxes	6,323	4,394
Other long-term liabilities	500	-
Deferred gain on sale and leaseback	427	549
Commitments and contingencies (Notes 9 and 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value; 20,500 shares authorized, 10,466 and 10,583 shares issued and outstanding	105	106
Additional paid-in capital	28,358	30,959
Accumulated other comprehensive income	256	25
Retained earnings	71,408	79,532

	100,127	110,622

	$172,072	$170,060

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2009, 2008 and 2007

(In Thousands, Except Per Share Amounts)

	2009	2008	2007
Revenues:
Staffing services	$116,155	$154,565	$147,221
Professional employer service fees	120,305	125,903	141,992

	236,460	280,468	289,213

Cost of revenues:
Direct payroll costs	87,679	114,440	113,450
Payroll taxes and benefits	82,077	85,531	87,822
Workers’ compensation	41,109	30,887	29,031

	210,865	230,858	230,303

Gross margin	25,595	49,610	58,910

Selling, general and administrative expenses	33,481	36,654	34,688
Depreciation and amortization	1,641	1,536	1,387

(Loss) income from operations	(9,527)	11,420	22,835

Loss on impairment of investments	-	(3,483)	-
Other income:
Investment income, net	1,003	2,080	3,183
Other	637	(26)	(100)

	1,640	2,054	3,083

(Loss) income before income taxes	(7,887)	9,991	25,918

(Benefit from) provision for income taxes	(3,119)	3,728	9,112

Net (loss) income	$(4,768)	$6,263	$16,806

Basic (loss) earnings per share	$(.46)	$.58	$1.49

Weighted average number of basic shares outstanding	10,452	10,861	11,247

Diluted (loss) earnings per share	$(.46)	$.56	$1.44

Weighted average number of diluted shares outstanding	10,452	11,120	11,654

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2009, 2008 and 2007

(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2006	11,253	$112	$40,647	$(244)	$63,185	$103,700
Common stock issued on exercise of options	33	-	85	-	-	85
Tax benefit of stock option exercises	-	-	289	-	-	289
Company repurchase of common stock	(159)	(1)	(2,603)	-	-	(2,604)
Cash dividend on common stock	-	-	-	-	(3,256)	(3,256)
Unrealized holding losses on marketable securities, net of tax	-	-	-	(1,272)	-	(1,272)
Net income	-	-	-	-	16,806	16,806

Balance, December 31, 2007	11,127	111	38,418	(1,516)	76,735	113,748
Common stock issued on exercise of options	170	2	939	-	-	941
Tax benefit of stock option exercises	-	-	69	-	-	69
Company repurchase of common stock	(714)	(7)	(8,467)	-	-	(8,474)
Cash dividend on common stock	-	-	-	-	(3,466)	(3,466)
Recognized loss on impairment of investments	-	-	-	1,475	-	1,475
Unrealized holding gains on marketable securities, net of tax	-	-	-	66	-	66
Net income	-	-	-	-	6,263	6,263

Balance, December 31, 2008	10,583	106	30,959	25	79,532	110,622
Common stock issued on exercise of options	265	-	23	-	-	23
Tender of common stock related to exercise of options	(69)	-	(162)	-	-	(162)
Stock option compensation expense, net of tax	-	-	100	-	-	100
Tax benefit of stock option exercises	-	-	449	-	-	449
Company repurchase of common stock	(313)	(1)	(3,011)	-	-	(3,012)
Cash dividend on common stock	-	-	-	-	(3,356)	(3,356)
Unrealized holding gains on marketable securities, net of tax	-	-	-	231	-	231
Net loss	-	-	-	-	(4,768)	(4,768)

Balance, December 31, 2009	10,466	$105	$28,358	$256	$71,408	$100,127

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

(In Thousands)

	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(4,768)	$6,263	$16,806
Reconciliations of net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,641	1,536	1,387
(Gains) losses recognized on marketable securities	(639)	3,554	88
Purchase of trading marketable securities	-	(100)	(85)
Proceeds from sales of trading marketable securities	-	-	42
Gain recognized on sale and leaseback	(122)	(122)	(122)
Deferred income taxes	83	877	4,127
Share based compensation	100	-	-
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	1,319	2,284	(5,345)
Income taxes receivable	(4,274)	-	-
Prepaid expenses and other	461	896	(396)
Accounts payable	236	(635)	(29)
Accrued payroll, payroll taxes and related benefits	(2,214)	(1,257)	181
Other accrued liabilities	(403)	(162)	548
Workers’ compensation claims liabilities	12,911	2,402	1,149
Safety incentives liability	(189)	(1,285)	(1,608)
Customer deposits and other assets, net	(1,117)	(85)	548

Net cash provided by operating activities	3,025	14,166	17,291

Cash flows from investing activities:
Cash paid for acquisitions, including other direct costs	-	(5,860)	(14,177)
Purchase of property and equipment, net of amounts purchased in acquisitions	(881)	(830)	(3,860)
Proceeds from sales and maturities of marketable securities	27,518	91,198	123,142
Purchase of marketable securities	(29,344)	(55,356)	(130,070)
Proceeds from maturities of restricted marketable securities	3,979	3,390	3,826
Purchase of restricted marketable securities	(3,944)	(3,341)	(3,960)

Net cash (used in) provided by investing activities	(2,672)	29,201	(25,099)

Cash flows from financing activities:
Proceeds from credit-line borrowings	323	5,667	6,682
Payments on credit-line borrowings	(323)	(5,667)	(6,682)
Proceeds from the exercise of stock options	23	941	85
Dividends paid	(3,356)	(3,466)	(3,256)
Repurchase of common stock	(3,012)	(8,474)	(2,604)
Tax benefit of stock option exercises	449	69	289

Net cash used in financing activities	(5,896)	(10,930)	(5,486)

Net increase (decrease) in cash and cash equivalents	(5,543)	32,437	(13,294)
Cash and cash equivalents, beginning of year	42,214	9,777	23,071

Cash and cash equivalents, end of year	$36,671	$42,214	$9,777

Supplemental schedule of noncash investing activities:
Acquisitions of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$-	$5,830	$13,972
Intangible assets acquired	-	15	80
Tangible assets acquired	-	15	125
Less stock issued in connection with acquisitions	-	-	-

Net cash paid for acquisitions	$-	$5,860	$14,177

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Operations and Significant Accounting Policies

Nature of operations

Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), a Maryland corporation, is engaged in providing both staffing and professional employer (“PEO”) services to a diversified group of customers through a network of branch offices throughout California, Oregon, Washington, Idaho, Arizona, Utah, Colorado, Maryland, Delaware and North Carolina. Approximately 67%, 65% and 72%, respectively, of our revenue during 2009, 2008 and 2007 were attributable to our California and Oregon operations.

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

Principles of consolidation

The accompanying financial statements are prepared on a consolidated basis. All significant intercompany account balances and transactions between BBSI, AICE and BBS I, LLC, the aircraft subsidiary which owns an aircraft for management’s operational travel needs, have been eliminated in consolidation.

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

Cost of revenues

Our cost of revenues for staffing services is comprised of direct payroll costs, employer payroll related taxes and employee benefits and workers’ compensation. Our cost of revenues for PEO services includes employer payroll related taxes and workers’ compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers’ compensation costs consist primarily of the costs associated with our self-insured workers’ compensation program, such as claims reserves, claims administration fees, legal fees, state and federal administrative agency fees and excess insurance premiums for catastrophic injuries.

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

Marketable securities

As of December 31, 2009, the Company’s marketable securities consisted of tax-exempt municipal securities, variable rate demand notes (“VRDN”), closed-end bond funds, equity securities, U.S. treasuries and corporate bonds. We determine the appropriate classification pursuant to the current accounting guidance for certain investments in debt and equity securities, and classify our marketable securities as trading, available-for-sale or held-to-maturity. The Company classifies municipal securities, VRDN, the closed-end bond funds, U.S. treasuries and certain of its corporate bonds, as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of other comprehensive income (loss) in stockholders’ equity. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost and the Company’s ability and intent to hold the investments. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. The equity securities are classified as trading and are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of net income. Certain of the Company’s corporate bonds are classified as held-to-maturity and are reported at amortized cost.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Restricted marketable securities

At December 31, 2009 and 2008, restricted marketable securities consisted primarily of governmental debt instruments with maturities generally from 180 days to two years (see Note 3 and Note 6). At December 31, 2009 and 2008, the approximate fair value of restricted marketable securities equaled their approximate amortized cost. Restricted marketable securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of restricted marketable securities are included in other income (expense) on our consolidated statements of operations.

Allowance for doubtful accounts

We had an allowance for doubtful accounts of $516,000 and $409,000 at December 31, 2009 and 2008, respectively. We must make estimates of the collectibility of accounts receivable. Our management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income taxes

Our income taxes are accounted for using an asset and liability approach. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The impact of uncertain tax positions would be recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions would withstand challenge, if any, from taxing authorities. As facts and circumstances change, we reassess these probabilities and would record any changes in the financial statements as appropriate. We account for uncertainty in income taxes in accordance with the current accounting guidance, which sets out the framework by which such judgments are to be made.

Interest and penalties related to income taxes are accounted for as income tax expense.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Intangibles

We account for acquisitions in accordance with the current accounting guidance for business combinations and goodwill and other intangible assets. We perform a goodwill impairment test annually as of December 31 and whenever events or circumstances occur indicating that goodwill might be impaired. Our intangible assets are comprised of covenants not to compete and customer related intangibles. Covenants not to compete arising from acquisitions have contractual lives principally ranging from three to five years amortized on a straight-line basis. Customer related intangibles, if material, are amortized over an estimated useful life of three years on a straight-line basis. We performed a goodwill impairment test at December 31, 2009 and 2008 and determined there was no impairment to our recorded goodwill.

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

The estimated liability for unsettled workers’ compensation claims represents our best estimate, which includes an evaluation of information provided by our internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future cost development of reported claims and incurred but not reported claims (together IBNR) provided by the Company’s independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts for estimated future development of reported claims and incurred but

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Workers’ compensation claims liabilities (Continued)

not reported claims. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

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

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Comprehensive (loss) income totaled $(4.5) million, $7.8 million and $15.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity.

Our other comprehensive income (loss) is comprised of unrealized holding gains and losses on our publicly traded marketable securities.

Statements of cash flows

Interest paid during 2009, 2008 and 2007 did not materially differ from interest expense. Income taxes paid by the Company in 2009, 2008 and 2007 totaled $551,000, $2.8 million and $6.0 million, respectively.

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

Basic and diluted earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
Weighted average number of basic shares outstanding	10,451,901	10,860,582	11,246,721
Stock option plan shares to be issued at prices ranging from $0.97 to $17.50 per share	-	595,261	722,447
Less: Assumed purchase at average market price during the period using proceeds received upon exercise of options	-	(336,129)	(315,060)

Weighted average number of diluted shares outstanding	10,451,901	11,119,714	11,654,108

As a result of the net loss reported for the year ended December 31, 2009, 120,690 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

Fair Value Measurements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The new guidance is effective for financial

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

Business Combinations and Identification of Reporting Units—On January 1, 2009, the Company adopted authoritative guidance on accounting for business combinations. The guidance establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingent liabilities. The guidance also requires acquisition-related transaction and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination. Any changes in the Company’s valuation allowances for acquired deferred tax assets attributable to prior business combinations will generally be reflected in income tax expense in the period in which the change occurs.

Additionally, the newly adopted authoritative guidance changes the definition of a “business” which can have impacts on the identification of reporting units used to measure goodwill for impairment. The Company has assessed this impact and has determined there are no material impacts to the indentified reporting units to which goodwill is assigned and the related impairment testing of such goodwill. Goodwill is more fully described in Note 1.

Variable Interest Entities—In June 2009, the FASB amended previously issued authoritative guidance on the consolidation of variable interest entities. The amended guidance is effective for reporting periods beginning after November 15, 2009. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of the primary beneficiary who exercises control over such entities and is required to consolidate the variable interest entity and additional disclosure when the reporting entity holds a variable interest in a variable interest entity but is not the primary beneficiary. Determinations of whether the Company holds a variable interest in a variable interest entity and the determination of who was the primary beneficiary that were made previously are not allowed to be carried forward. The Company is currently evaluating the future impacts and required disclosures of this new authoritative guidance.

FASB Codification—On July 1, 2009, the FASB Accounting Standards Codification (ASC) became the single authoritative source for nongovernmental U.S. generally

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

accepted accounting principles (GAAP). The ASC supersedes all previous authoritative GAAP applicable to the Company and is effective for interim and annual periods ended after September 15, 2009.

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

Pro Forma Results of Operations (Unaudited)

The operating results of the First Employment Services acquisition is included in our results of operations since the date of acquisition. The following unaudited summary presents the combined results of operations as if the First Employment Services acquisition had occurred at the beginning of 2008, after giving effect to certain adjustments for the amortization of intangible assets, taxation and cost of capital.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Acquisitions (Continued)

Pro Forma Results of Operations (Unaudited) (Continued)

(in thousands, except per share amounts)	Year ended December 31,
	2009	2008
Revenue	$236,460	$281,120

Net (loss) income	$(4,768)	$6,305

Basic (loss) earnings per share	$(.46)	$.58

Diluted (loss) earnings per share	$(.46)	$.57

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 2008, or of results which may occur in the future.

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

Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments, marketable securities, restricted marketable securities and trade accounts receivable. We restrict investment of temporary cash investments and marketable securities to financial institutions with high credit ratings, corporate bonds and to investments in governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of our customer base. At December 31, 2009, we had significant concentrations of credit risk as follows:

-	Cash and cash equivalents—approximately $32.9 million of the Company’s cash and cash equivalents at December 31, 2009 were invested in tax-exempt money market funds.

-	Marketable securities—All investments are held in publicly-traded securities, which includes $11.6 million, at fair value, in municipal bonds.

-	Trade receivables—Trade receivables from two customers aggregated $2.0 million at December 31, 2009 (6% of trade receivables outstanding at December 31, 2009).

-	Restricted marketable securities—$1.2 million of restricted marketable securities at December 31, 2009 consisted of U.S. Treasury bills and U.S. Treasury notes.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

4.	Fair Value Measurement

The Company has determined that its marketable securities should be presented at their fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that its closed-end bond funds and equity securities components of its marketable securities fall into the Level 1 category, which values assets at the quoted prices in active markets for the same identical assets. The Company has also determined its municipal bonds and variable rate demand notes components fall into the Level 2 category, which values assets using inputs other than quoted prices that are observable for the asset either directly or indirectly. At December 31, 2009, the Company held no assets or liabilities where Level 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Marketable securities consist of the following (in thousands):

	December 31, 2009			December 31, 2008
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis
Current:
Trading:
Equity securities	$349	$(24)	$325	$349	$(92)	$257
Available-for-sale:
Municipal bonds	11,637	-	11,637	16,704	55	16,759
Variable rate demand notes	400	-	400	401	-	401
Closed-end bond funds	491	402	893	491	60	551
U.S. treasuries	511	-	511	-	-	-

	$13,388	$378	$13,766	$17,945	$23	$17,968

Long term:
Available-for-sale:
Corporate bonds	$6,947	$89	$7,036	$-	$-	$-
Held-to-maturity:
Corporate bonds	437	-	437	427	-	427

	$7,384	$89	$7,473	$427	$-	$427

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

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Building	$9,447	$9,184
Office furniture and fixtures	4,435	5,036
Computer hardware and software	5,097	4,648
Aircraft	3,938	3,885

	22,917	22,753
Less accumulated depreciation and amortization	9,227	8,355

	13,690	14,398
Land	1,105	1,105

	$14,795	$15,503

6.	Workers’ Compensation Claims

We are a self-insured employer with respect to workers’ compensation coverage for all our employees (including employees subject to PEO contracts) working in California, Oregon, Maryland, Delaware and Colorado. In the state of Washington, state law allows only our staffing services and management employees to be covered under the Company’s self-insured workers’ compensation program.

The Company has provided a total of $27.8 million and $15.1 million at December 31, 2009 and 2008, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $2.7 million at December 31, 2009 and 2008. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Workers’ Compensation Claims (Continued)

During 2009, the Company engaged a new actuary to review its workers’ compensation liabilities. While the Company historically obtained an actuarial study, management determined the historical study was not the best estimate of the workers’ compensation liability. Based upon discussions with the new actuary and a thorough review of the Company’s reserving process and consideration of recent developments, management determined the actuarial estimate as of June 30, 2009 was the best estimate of the ultimate cost to settle open claims. Our primary considerations included the significant erosion in the economy, the increasing complexity and uncertainty surrounding healthcare costs, unexpected development in open claims and growth in our business. The change in estimate resulted in the Company increasing its workers’ compensation claims liabilities by approximately $11.8 million at June 30, 2009.

Liabilities incurred for work-related employee fatalities and for severely injured workers, as determined by the state in which the accident occurred, are recorded either at an agreed lump-sum settlement amount or the net present value of future fixed and determinable payments over the actuarially determined remaining life expectancy of the beneficiary, discounted at a rate that approximates a long-term, high-quality corporate bond rate. Concurrent with the formation of AICE, our wholly owned fully licensed captive insurance company, we increased our excess workers’ compensation insurance retention from $1.0 million per occurrence to $5.0 million per occurrence in all our self-insured states, except for Maryland and Colorado where our retention is at $1.0 million and $500,000 per occurrence, respectively. We present our accrued liabilities for workers’ compensation claims on a gross basis along with a corresponding receivable from our insurers, as we are the primary obligor for payment of the related insured claims. We maintain excess workers’ compensation insurance coverage with America International Group (“AIG”) between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with AIG is between $1.0 million and $25.0 million per occurrence and in Colorado where the coverage with AIG is between $500,000 and statutory limits per occurrence. AIG’s exposure to subprime mortgage securities and disruptions in the U.S. financial markets has adversely impacted AIG. However, AIG’s commercial insurance subsidiary continues to be a fully accepted insurance carrier for all major brokers. As a result, we do not expect these developments to have a material impact on our insurance coverage with AIG. However, we will continue to evaluate the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

At December 31, 2009, our long-term workers’ compensation claims liabilities in the accompanying balance sheet included $817,000 for work-related fatalities. The aggregate undiscounted pay-out amount related to the catastrophic injuries and fatalities is $1.1 million. The discount rates applied to the discounted liabilities range from 4.25% to 9.00%. These rates represented the then-current rates for high quality long-term debt securities available at the date of loss with maturities equal to the length of the pay-out period to the beneficiaries. The actuarially determined pay-out periods to the beneficiaries range from 7 to 32 years.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Workers’ Compensation Claims (Continued)

The states of Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments, totaling $8.7 million at December 31, 2009 and $8.8 million at December 31, 2008, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 2009, we have provided standby letters of credit and a surety bond totaling $6.8 million. The investments are included in restricted marketable securities and workers’ compensation deposits in the accompanying balance sheets. We participate in California’s alternative security program requiring us to pay the State an annual fee, which is determined by several factors, including the amount of a calculated future security deposit and our overall credit rating. The annual fee paid to the State of California for 2009, 2008 and 2007 was $73,000, $215,000, and $217,000, respectively.

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance at January 1,
Workers’ compensation claims liabilities	$15,084	$12,741	$12,374
Claims expense accrual:
Current year	13,250	13,584	11,986
Prior years	12,749	3,130	351

	25,999	16,714	12,337

Claims payments related to:
Current year	2,991	2,805	2,894
Prior years	10,294	11,566	9,076

	13,285	14,371	11,970

Balance at December 31,
Workers’ compensation claims liabilities	$27,798	$15,084	$12,741

Incurred but not reported (IBNR)	$17,249	$6,337	$5,837

7.	Credit Facility

The Company entered into a new Standby Letter of Credit Agreement dated as of June 30, 2009 (the “Credit Agreement”) with its principal bank. The Credit Agreement provides for standby letters of credit as to which there were $6.7 million outstanding at December 31, 2009 in connection with various surety deposit requirements for workers’ compensation purposes.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) to incur a net loss after taxes of no more than $8.0 million for the year ending December 31, 2009 and maintain net income after taxes not less than

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Credit Facility (Continued)

$1.00 (one dollar) on an annual basis thereafter, determined as of each fiscal year end; (2) to maintain liquid assets (defined as unencumbered cash, cash equivalents, and publicly traded and quoted marketable securities) having an aggregate fair market value at all times not less than $10.0 million, determined as of the end of each fiscal quarter; and (3) to not borrow or permit to exist indebtedness (other than from or to the bank), or mortgage, pledge, grant, or permit to exist a security interest in, or a lien upon, all or any portion of the Company’s assets now owned or hereafter acquired, except for purchase money indebtedness (and related security interests) which does not at any time exceed $500,000. The Company was in compliance with all covenants at December 31, 2009.

8.	401(k) Savings Plan

We have a Section 401(k) Retirement Savings Plan for the benefit of our eligible employees. All staffing and management employees 21 years of age or older become eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive 12-month period following the initial date of employment. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. The determination of discretionary Company contributions to the plan, if any, is at the sole discretion of our Board of Directors. No discretionary Company contributions were made to the plan for the years ended December 31, 2009, 2008 and 2007.

We make matching contributions to the 401(k) plan under a safe harbor provision, whereby the Company matches 100% of contributions by management and staffing employees up to 3% of each participating employee’s annual compensation; and 50% of the employee’s contributions up to an additional 2% of annual compensation. We made $483,000, $528,000 and $488,000 in matching contributions during 2009, 2008 and 2007, respectively. Participants’ interests in Company safe harbor contributions to the plan are fully vested when made.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

9.	Commitments

Lease commitments

We lease office space for our branch offices under operating lease agreements that require minimum annual payments as follows (in thousands):

Year ending December 31,

2010	$2,414
2011	1,623
2012	839
2013	184
2014	4
Thereafter	-

$5,064

Rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $2.9 million, $3.0 million and $2.5 million, respectively.

10.	Related Party Transaction

During 2009, pursuant to the approval of all disinterested outside directors, the Company purchased 1.25 acres of river front property on the Columbia River in Washougal, WA for a total cost of $1.5 million. The purchase was financed with cash of $1.0 million and a note payable of $500,000. The note payable is included in other long-term liabilities in the accompanying balance sheet and has been treated as a non-cash transaction for purposes of the statement of cash flows. The Company’s Chief Executive Officer intends to construct and operate a restaurant on the property with a triple net ground lease between the Company and the LLC he has formed with an outside third party. The lease requires annual cash payments by the LLC of $25,000 through 2011 and 5% of the restaurant’s gross receipts thereafter through the end of the lease in December 2020. The cost of the property is included in the Company’s other assets at December 31, 2009.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Income Taxes

The (benefit from) provision for income taxes from continuing operations are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$(3,268)	$3,298	$3,826
State	71	(342)	1,160

	(3,197)	2,956	4,986

Deferred:
Federal	109	665	3,368
State	(31)	107	758

	78	772	4,126

Total (benefit) provision	$(3,119)	$3,728	$9,112

Deferred income tax assets and liabilities are comprised of the following components (in thousands):

	December 31,
	2009	2008
Gross deferred income tax assets:
Workers’ compensation claims liabilities	$2,760	$1,721
Safety incentives payable	1,474	1,437
Allowance for doubtful accounts	205	160
Deferred compensation	213	258
Tax effect of unrealized losses, net	1,213	1,348
Capital loss carryforward	-	98
Federal credit carryforward	229	-
State credit carryforward	86	-
State loss carryforward	61	-
Other	280	317

	6,521	5,339
Less valuation allowance	1,382	1,464

	5,139	3,875

Gross deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(1,167)	(1,003)
Amortization of intangibles	(6,224)	(4,893)

	(7,391)	(5,896)

Net deferred income tax liabilities	$(2,252)	$(2,021)

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Income Taxes (Continued)

The effective tax rate for continuing operations differed from the U.S. statutory federal tax rate due to the following:

	Year ended December 31,
	2009	2008	2007
Statutory federal tax rate	(34.0)%	34.0%	35.0%
State taxes, net of federal benefit	.2	(1.5)	4.8
Valuation allowance on loss on impairment of investments	(1.3)	14.6	-
Adjustment for final positions on filed returns	3.2	(3.0)	-
Nondeductible expenses and other, net	3.9	1.8	(.9)
Federal tax-exempt interest income	(1.8)	(4.8)	(2.9)
Federal and state tax credits	(9.7)	(3.8)	(.8)

	(39.5)%	37.3%	35.2%

During 2008, the Company established a valuation allowance for certain deferred tax assets due to uncertainties regarding the Company’s ability to generate future taxable investment gains in order to utilize certain investment impairment losses and investment loss carryforwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31, 2009, we maintained a valuation allowance for approximately $1.4 million of federal and state tax benefits that are not expected to be utilized.

On January 1, 2007, we adopted the current accounting treatment for uncertain tax positions which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The accounting treatment also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure. This adoption did not have an impact on our consolidated financial statements. As of December 31, 2009 and at December 31, 2008, we had no unrecognized tax benefits.

The Company is subject to income taxes in multiple state and local tax jurisdictions. A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income to total consolidated income, the Company’s state effective rate can vary from expectations. As a result of the mix of income subject to state income tax, the state tax benefit was reduced by approximately $606,000 in the current year. In 2008, state tax expense decreased by approximately $875,000.

In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2006.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Income Taxes (Continued)

At December 31, 2009, the Company had state tax loss carryforwards of $1.3 million, which expire in varying amounts between 2024 and 2029. Additionally, at December 31, 2009, the Company had $765,000 of unused U.S. Federal employment tax credits, which can be carried back one year and carried forward 20 years.

12.	Stock Incentive Plans

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 13, 2009. As of December 31, 2009, no options have been granted under the 2009 Plan. The number of shares of common stock reserved for issuance under the 2009 Plan is 1,000,000, of which the aggregate number of shares for which incentive stock options may be granted under the Plan is 900,000. No new grants of stock options may be made under the Company’s 2003 Stock Incentive Plan (the “2003 Plan”). At December 31, 2009, there were option awards covering 315,319 shares outstanding under the 2003 Plan and its predecessor, the 1993 Stock Incentive Plan. Outstanding options under both plans generally expire ten years after the date of grant. Options are generally exercisable in four equal annual installments beginning one year after the date of grant. In accordance with the current accounting guidance for share-based payments, the Company recognizes compensation expense for options awarded under its stock incentive plans. Current accounting guidance requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period.

A summary of the status of the Company’s stock options at December 31, 2009, 2008 and 2007, together with changes during the periods then ended, is presented below:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2006	739,303
Options exercised	(32,712)	$2.55

Outstanding at December 31, 2007	706,591
Options granted at market price	10,000	11.97
Options exercised	(215,585)	6.85

Outstanding at December 31, 2008	501,006
Options granted at market price	79,500	11.06
Options exercised	(265,187)	2.14

Outstanding at December 31, 2009	315,319

Available for grant at December 31, 2009	1,000,000

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Incentive Plans (Continued)

The following table presents information on stock options outstanding for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
(in thousands, except share data)	2009	2008
Intrinsic value of options exercised in the period	$681	$1,325

	As of December 31,
	2009	2008
Stock options:
Number of options	315,319	501,006
Options fully vested and currently exercisable	228,319	491,006
Weighted average exercise price	$13.83	$6.85
Aggregate intrinsic value	$226	$2,492
Weighted average contractual term of options	6.27 years	5.03 years

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price at the end of the period and the relevant exercise price multiplied by the number of options outstanding at the end of the period at each such price.

The fair value of the stock-based awards as determined under the Black-Scholes option-pricing model, granted in 2009 and 2008, was estimated with the following weighted-average assumptions:

	2009	2008
Expected volatility	61.9%	61.5%
Risk free interest rate	1.4%	1.7%
Expected dividend yield	2.9%	2.7%
Expected term	7.1 years	7.3 years
Estimated forfeiture rate	4.2%	4.2%

There were no stock-based awards granted during 2007. Total fair value of options granted at market price was calculated as $349,000 and $49,000 for the years ended December 31, 2009 and 2008, respectively. There were no options granted during 2009 or 2008 below market price. The weighted average fair value per share of all options granted in 2009 and 2008 was $4.39 and $4.91, respectively.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Incentive Plans (Continued)

The following table summarizes stock-based compensation expense related to stock option awards for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Stock-based compensation expense included in selling, general and administrative expenses	$100	$-	$-
Income tax benefit related to stock-based compensation	40	-	-

Stock-based compensation expense related to stock options, net of tax	$60	$-	$-

As of December 31, 2009, unamortized compensation expense related to stock options was $292,000.

The following table summarizes information about stock options outstanding at December 31, 2009:

Options outstanding				Options exercisable
Exercise price range	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Exercisable at December 31, 2009	Weighted- average exercise price
$2.00 - $ 2.58	14,125	$2.12	2.9	14,125	$2.12
8.82 - 17.50	301,194	13.60	6.4	214,194	14.60

	315,319			228,319

At December 31, 2009, 2008 and 2007, 228,319, 491,006 and 706,591 options were exercisable at weighted average per share exercise prices of $13.83, $6.85 and $7.32, respectively.

During 2009, 69,317 common shares were tendered to the Company to cover the exercise price of $162,000 related to the exercise of stock options and have been treated as non-cash for purposes of the statement of cash flows.

13.	Stock Repurchase Program

The Company maintains a stock repurchase program approved by the Board of Directors which authorizes the repurchase of shares from time to time in open market purchases. Effective November 2007, the Board increased the authorized number of shares to be repurchased to 1.0 million shares, an increase to the original 500,000 share authorization. In October 2008, the Board approved a second increase in the authorized

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

13.	Stock Repurchase Program (Continued)

shares to be repurchased up to 3.0 million shares. The repurchase program currently allows for the repurchase of approximately 1.8 million additional shares as of December 31, 2009.

During 2009 and 2008, we repurchased 312,959 and 713,533 shares for weighted average prices of $9.62 and $11.88 per share, respectively.

14.	Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company.

15.	Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts and market price per share)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2007
Revenues	$60,588	$63,886	$82,908	$81,831
Cost of revenues	50,897	48,922	64,110	66,374
Net income	1,728	4,881	6,282	3,915
Basic earnings per share	.15	.43	.56	.35
Diluted earnings per share	.15	.42	.54	.34
Common stock market prices:
High	$25.15	$26.70	$27.70	$25.75
Low	21.86	22.81	22.21	15.75
Year ended December 31, 2008
Revenues	$66,194	$72,183	$77,461	$64,630
Cost of revenues	57,632	58,129	62,552	52,545
Net income	91	3,250	650	2,272
Basic earnings per share	.01	.30	.06	.21
Diluted earnings per share	.01	.29	.06	.21
Common stock market prices:
High	$18.85	$18.02	$17.96	$13.28
Low	14.89	11.47	10.38	9.00
Year ended December 31, 2009
Revenues	$51,072	$57,265	$65,494	$62,629
Cost of revenues	47,383	59,488	53,353	50,641
Net (loss) income	(3,174)	(6,732)	2,945	2,193
Basic (loss) earnings per share	(.30)	(.65)	.28	.21
Diluted (loss) earnings per share	(.30)	(.65)	.28	.21
Common stock market prices:
High	$12.00	$11.69	$11.30	$12.60
Low	7.92	9.31	9.47	10.07

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

16.	Subsequent Event

Subsequent to year end, effective January 5, 2010, we incorporated a wholly-owned fully licensed insurance company in Arizona. The insurance company will provide workers’ compensation coverage to BBSI’s employees working in Arizona. The cost to capitalize the insurance company was approximately $6.1 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. Registrant

Date: March 15, 2010	By:	/s/ James D. Miller
James D. Miller Vice President-Finance, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 2010.

Principal Executive Officer and Director:

/s/ William W. Sherertz	President and Chief Executive Officer and Director
William W. Sherertz

Principal Financial and Accounting Officer:

/s/ James D. Miller	Vice President-Finance, Treasurer and Secretary
James D. Miller

Majority of Directors:

/s/ Thomas J. Carley	Director
Thomas J. Carley

/s/ James B. Hicks	Director
James B. Hicks, Ph.D.

/s/ Roger L. Johnson	Director
Roger L. Johnson

/s/ Jon L. Justesen	Director
Jon L. Justesen

/s/ Anthony Meeker	Director
Anthony Meeker

EXHIBIT INDEX

3.1	Charter of the Registrant, as amended. Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-21886).

3.2	Bylaws of the Registrant, as amended through November 16, 2007. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 19, 2007.

The Registrant has incurred long-term indebtedness as to which the amount involved is less than 10 percent of the Registrant’s total assets. The Registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10.1	Standby Letter of Credit Agreement dated as of June 30, 2009, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.2	Second Amended and Restated 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-21886).*

10.3	Form of Indemnification Agreement with each director of the Registrant. Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 33-61804).*

10.4	Summary of annual cash incentive bonus award program for executive officers of the Registrant. Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.5	2003 Stock Incentive Plan of the Registrant (the “2003 Plan”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-21886).*

10.6	Form of Incentive Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”).*

10.7	Form of Nonqualified Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2003 10-K.*

10.8	Form of Incentive Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).*

10.9	Form of Nonqualified Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2005 10-K.*

10.10	Form of Annual Director Option Agreement for July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.14 to the 2005 10-K.*

10.11	Form of Incentive Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).*

10.12	Form of Employee Nonqualified Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.17 to the 2008 10-K.*

10.13	Form of Non-Employee Director Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.18 to the 2008 10-K.*

10.14	2009 Stock Incentive Plan of the Registrant (the “2009 Plan”). Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10.15	Summary of Compensatory Arrangement with William W. Sherertz. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.16	Employment Agreement between the Registrant and Michael L. Elich, dated September 25, 2001. Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-2 (Registration No. 333-126496) filed July 11, 2005.*

10.17	Summary of compensatory arrangements for non-employee directors of the Registrant.*

10.18	Lease Agreement between the Registrant and the Black Pearl on the Columbia, LLC, as of December 23, 2009.

14	Code of Business Conduct. Incorporated by reference to Exhibit 14 to the 2003 10-K.

21	Subsidiaries of the Registrant.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

*	Denotes a management contract or a compensatory plan or arrangement.