Form 10-Q
period 2010-03-31
BARRETT BUSINESS SERVICES INC
filed 2010-05-10
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Number of shares of common stock, $.01 par value, outstanding at April 30, 2010 was 10,461,329 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$28,094	$36,671
Marketable securities	15,255	13,766
Trade accounts receivable, net	44,517	33,070
Income taxes receivable	3,861	4,274
Prepaid expenses and other	2,550	979
Deferred income taxes	5,265	4,071

Total current assets	99,542	92,831

Marketable securities	7,602	7,473
Property, equipment and software, net	14,915	14,795
Restricted marketable securities and workers’ compensation deposits	8,896	2,666
Other assets	3,108	3,104
Workers’ compensation receivables for insured losses and recoveries	3,675	3,865
Goodwill, net	47,820	47,338

	$185,558	$172,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$494	$1,117
Accrued payroll, payroll taxes and related benefits	46,256	30,244
Other accrued liabilities	564	499
Workers’ compensation claims liabilities	10,400	10,509
Safety incentives liability	4,159	4,437

Total current liabilities	61,873	46,806

Long-term workers’ compensation claims liabilities	15,493	14,560
Long-term workers’ compensation claims liabilities for insured claims	2,702	2,729
Deferred income taxes	6,323	6,323
Customer deposits and other long-term liabilities	1,506	1,527

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 10,461 and 10,466 shares issued and outstanding	105	105
Additional paid-in capital	28,325	28,358
Accumulated other comprehensive income	346	256
Retained earnings	68,885	71,408

	97,661	100,127

	$185,558	$172,072

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Staffing services	$27,062	$24,042
Professional employer service fees	31,198	27,030

Total revenues	58,260	51,072

Cost of revenues:
Direct payroll costs	20,436	18,069
Payroll taxes and benefits	24,628	22,627
Workers’ compensation	7,819	6,687

Total cost of revenues	52,883	47,383

Gross margin	5,377	3,689

Selling, general and administrative expenses	8,224	8,040
Depreciation and amortization	377	386

Loss from operations	(3,224)	(4,737)

Other income:
Investment income, net	184	250
Other	101	(135)

Other income	285	115

Loss before income taxes	(2,939)	(4,622)
Benefit from income taxes	(1,253)	(1,448)

Net income	$(1,686)	$(3,174)

Basic loss per share	$(.16)	$(.30)

Weighted average number of basic shares outstanding	10,466	10,497

Diluted loss per share	$(.16)	$(.30)

Weighted average number of diluted shares outstanding	10,466	10,497

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,686)	$(3,174)
Reconciliations of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	377	386
(Gains) losses recognized on marketable securities	(102)	134
Gain recognized on sale and leaseback	(30)	(31)
Deferred income taxes	(1,253)	(1,448)
Share based compensation	32	25
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(11,447)	(1,990)
Income taxes receivable	413	—
Prepaid expenses and other	(1,571)	(1,300)
Accounts payable	(623)	325
Accrued payroll, payroll taxes and related benefits	16,012	7,369
Other accrued liabilities	(60)	(227)
Workers’ compensation claims liabilities	987	817
Safety incentives liability	(278)	(111)
Customer deposits, long-term liabilities and other assets, net	10	(68)

Net cash provided by operating activities	781	707

Cash flows from investing activities:
Cash paid for acquisitions	(375)	—
Purchase of property and equipment, net of amounts purchased in acquisitions	(484)	(359)
Proceeds from sales and maturities of marketable securities	399	6,004
Purchase of marketable securities	(5,078)	—
Proceeds from maturities of restricted marketable securities	1,409	1,207
Purchase of restricted marketable securities	(4,327)	(1,638)

Net cash (used in) provided by investing activities	(8,456)	5,214

Cash flows from financing activities:
Proceeds from credit-line borrowings	—	323
Payments on credit-line borrowings	—	(323)
Proceeds from exercise of stock options	—	9
Dividends paid	(837)	(844)
Repurchase of common stock	(65)	(2,174)
Tax benefit of stock option exercises	—	13

Net cash used in financing activities	(902)	(2,996)

Net (decrease) increase in cash and cash equivalents	(8,577)	2,925

Cash and cash equivalents, beginning of period	36,671	42,214

Cash and cash equivalents, end of period	$28,094	$45,139

Supplemental schedule of noncash investing activities:
Acquisitions of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$357	$—
Intangible assets acquired	15	—
Tangible assets acquired	3	—

Net cash paid for acquisitions	$375	$—

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“Barrett”, “BBSI” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K at pages F1 - F28. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on net income or stockholders’ equity.

Effective January 5, 2010, the Company formed a wholly owned insurance company, Ecole Insurance Company (“Ecole”). Ecole is a fully licensed insurance company holding a certificate of authority from the Arizona Department of Insurance. Ecole provides workers’ compensation coverage to the Company’s employees working in Arizona for claims occurring on or after March 1, 2010. The cost to capitalize the insurance company was approximately $6.1 million and is included in restricted marketable securities and workers’ compensation deposits in the consolidated balance sheet.

Marketable securities

As of March 31, 2010, the Company’s marketable securities consisted of tax-exempt municipal securities, variable rate demand notes (“VRDN”), closed-end bond funds, equity securities and corporate bonds. The Company classifies municipal securities, VRDN, the closed-end bond funds and certain of its corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. The equity securities are classified as trading and are reported at fair value with unrealized gains and losses shown as a component of net income. Certain of the Company’s corporate bonds are classified as held-to-maturity and are reported at amortized cost.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $537,000 and $516,000 at March 31, 2010 and December 31, 2009, respectively. The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers’ compensation claims

The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees subject to Professional Employer Organization (“PEO”) contracts) working in California, Oregon, Maryland, Delaware and Colorado. In the state of Washington, state law allows only the Company’s staffing services and internal management employees to be covered under the Company’s self-insured workers’ compensation program. Additionally, effective January 5, 2010, we incorporated a wholly-owned fully licensed insurance company in Arizona to provide workers’ compensation coverage to our employees in Arizona.

To manage our financial exposure, in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance through our wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”), with a per occurrence retention of $5.0 million, except in Maryland and Colorado, where our per occurrence retention is $1.0 million and $500,000, respectively. AICE maintains excess workers’ compensation insurance coverage with AIG between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with AIG is between $1.0 million and $25.0 million per occurrence, and in Colorado, where the coverage with AIG is between $500,000 and statutory limits per occurrence. AIG’s exposure to subprime mortgage securities and disruptions in the U.S. financial markets has adversely impacted AIG. However, AIG’s commercial insurance subsidiary continues to be a fully accepted insurance carrier for all major brokers. As a result, we do not expect these developments to have a material impact on our insurance coverage with AIG. However, we will continue to evaluate the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

The Company has provided a total of $28.6 million and $27.8 million at March 31, 2010 and December 31, 2009, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $2.7 million at March 31, 2010 and December 31, 2009, respectively. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting certain established loss objectives. The Company has provided $4.2 million at March 31, 2010 and $4.4 million at December 31, 2009 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

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

Note 2 - Recent Accounting Pronouncements

Business Combinations and Identification of Reporting Units - On January 1, 2009, the Company adopted authoritative guidance on accounting for business combinations. The guidance establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingent liabilities. The guidance also requires acquisition-related transaction and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination. Any changes in the Company’s valuation allowances for acquired deferred tax assets attributable to prior business combinations will generally be reflected in income tax expense in the period in which the change occurs.

Additionally, the newly adopted authoritative guidance changes the definition of a “business” which can have impacts on the identification of reporting units used to measure goodwill for impairment. The Company has assessed this impact and has determined there are no material impacts to the identified reporting units to which goodwill is assigned and the related impairment testing of such goodwill.

Variable Interest Entities - In June 2009, the FASB amended previously issued authoritative guidance on the consolidation of variable interest entities. The amended guidance is effective for reporting periods beginning after November 15, 2009. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of the primary beneficiary who exercises control over such entities and is required to consolidate the variable interest entity and additional disclosure when the reporting entity holds a variable interest in a variable interest entity but is not the primary beneficiary. Determinations of whether the Company holds a variable interest in a variable interest entity and the determination of who was the primary beneficiary that were made previously are not allowed to be carried forward. The adoption of the new authoritative guidance effective for the first year quarter of 2010 has not a material effect on our consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Three Months Ended March 31,
	2010	2009
Weighted average number of basic shares outstanding	10,465,662	10,496,521

Stock option plan shares to be issued at prices ranging from $2.00 to $17.50 per share	—	—

Less: Assumed purchase at average market price during the period using proceeds received upon exercise of options and purchase of stock, and using tax benefits of compensation due to premature dispositions	—	—

Weighted average number of diluted shares outstanding	10,465,662	10,496,521

As a result of the net loss reported for the three months ended March 31, 2010 and 2009, 28,282 and 191,457 potential common shares have been excluded from the calculation of diluted loss per share, respectively, because their effect would be anti-dilutive.

Note 4 - Stock Incentive Plans and Stock-Based Compensation

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 13, 2009. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2009 Plan is 1,000,000, of which the aggregate number of shares for which incentive stock options may be granted under the Plan is 900,000. No new grants of stock options may be made under the Company’s 2003 Stock Incentive Plan (the “2003 Plan”). At March 31, 2010, there were option awards covering 315,319 shares outstanding under the 2003 Plan and its predecessor, the 1993 Stock Incentive Plan. Outstanding options under both plans generally expire ten years after the date of grant. Options are generally exercisable in four equal annual installments beginning one year after the date of grant.

In accordance with the current accounting guidance for share-based payments, the Company recognizes compensation expense for options awarded under its stock incentive plans. Current accounting guidance requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Stock Incentive Plans and Stock-Based Compensation (Continued)

The following table summarizes options activity in 2010:

	Number of Options	Grant Prices
Outstanding at December 31, 2009	315,319	$ 2.00 to $ 17.50
Options granted	62,000	$13.38
Options exercised	—
Options cancelled or expired	—

Outstanding at March 31, 2010	377,319	$ 2.00 to $ 17.50

Exercisable at March 31, 2010	248,194

Available for grant at March 31, 2010	938,000

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended March 31,
($ in thousands, except per share data)	2010	2009
Intrinsic value of options exercised in the period	$—	$33

	As of March 31,
	2010	2009
Stock options:
Number of options	377,319	575,819
Options fully vested and currently exercisable	248,194	486,319
Weighted average exercise price	$13.60	$8.14
Aggregate intrinsic value	$329	$2,067
Weighted average contractual term of options	6.67 years	5.48 years

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price at the end of the period and the relevant exercise price multiplied by the number of options outstanding at the end of the period at each such price.

Stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $32,000 and $25,000, respectively.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Stock Incentive Plans and Stock-Based Compensation (Continued)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the three months ended March 31, 2010 and 2009 were $344,000 and $349,000 or $5.54 and $4.39 per share, respectively, estimated with the following weighted-average assumptions:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Stock options:
Risk-free interest rate	3.00%	1.36%
Expected dividend yield	2.39%	2.93%
Expected term	7.0 years	7.1 years
Expected volatility	58.83%	61.94%

The following table summarizes stock-based compensation expense related to stock option awards for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock-based compensation expense included in selling, general and administrative expenses	$32	$25
Income tax benefit related to stock-based compensation	13	10

Stock-based compensation expense related to stock options, net of tax	$19	$15

As of March 31, 2010 unamortized compensation expense related to stock options was $604,000.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 - Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended March 31,
	2010	2009
Beginning balance
Workers’ compensation claims liabilities	$27,798	$15,084

Add: claims expense accrual	4,036	3,419

Less: claim payments related to:
Current year	187	100
Prior years	3,052	2,664

Total paid	3,239	2,764

Ending balance
Workers’ compensation claims liabilities	$28,595	$15,739

Incurred but not reported (IBNR)	$17,679	$6,539

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

Note 6 - Fair Value Measurement

The Company has determined that its marketable securities should be presented at their fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The Company has determined that its closed-end bond funds and equity securities components of its marketable securities fall into the Level 1 category. The Company has also determined its municipal bonds, VRDN and corporate bonds components fall into the Level 2 category.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Fair Value Measurement (Continued)

There were no assets or liabilities where Level 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Marketable securities consist of the following investments (in thousands):

	March 31, 2010			December 31, 2009
		Gross Unrealized			Gross Unrealized
	Cost Basis	Gains (Losses)	Recorded Basis	Cost Basis	Gains (Losses)	Recorded Basis
Current:

Trading:
Equity securities	$349	$(25)	$324	$349	$(24)	$325
Available-for-sale:
Municipal bonds	13,773	—	13,773	11,637	—	11,637
Variable rate demand notes	400	—	400	400	—	400
Closed-end bond funds	349	409	758	491	402	893
U.S. treasuries	—	—	—	511	—	511

	$14,871	$384	$15,255	$13,388	$378	$13,766

Long term:
Available-for-sale:
Corporate bonds	$6,928	$235	$7,163	$6,947	$89	$7,036
Held-to-maturity:
Corporate bonds	439	—	439	437	—	437

	$7,367	$235	$7,602	$7,384	$89	$7,473

During the first quarter ended March 31, 2010, the Company realized a $103,000 gain on the sale of certain closed-end bond funds.

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009.

	Percentage of Total Revenues Three Months Ended March 31,
	2010	2009
Revenues:
Staffing services	46.4%	47.1%
Professional employer service fees	53.6	52.9

Total revenues	100.0	100.0

Cost of revenues:
Direct payroll costs	35.1	35.4
Payroll taxes and benefits	42.3	44.3
Workers’ compensation	13.4	13.1

Total cost of revenues	90.8	92.8

Gross margin	9.2	7.2

Selling, general and administrative expenses	14.1	15.7
Depreciation and amortization	0.6	0.8

Loss from operations	(5.5)	(9.3)

Other income	0.5	0.3

Loss before income taxes	(5.0)	(9.0)

Benefit from income taxes	(2.1)	(2.8)

Net loss	(2.9)%	(6.2)%

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

	Unaudited Three Months Ended March 31,
(in thousands)	2010	2009
Revenues:
Staffing services	$27,062	$24,042
Professional employer services	235,495	203,825

Total revenues	262,557	227,867

Cost of revenues:
Direct payroll costs	223,547	193,556
Payroll taxes and benefits	24,628	22,626
Workers’ compensation	9,005	7,996

Total cost of revenues	257,180	224,178

Gross margin	$5,377	$3,689

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited Three Months Ended March 31,
	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
(in thousands)	2010	2009	2010	2009	2010	2009
Revenues:
Staffing services	$27,062	$24,042	$—	$—	$27,062	$24,042
Professional employer services	235,495	203,825	(204,297)	(176,795)	31,198	27,030

Total revenues	$262,557	$227,867	$(204,297)	$(176,795)	$58,260	$51,072

Cost of revenues	$257,180	$224,178	$(204,297)	$(176,795)	$52,883	$47,383

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Three months ended March 31, 2010 and 2009

Net loss for the first quarter of 2010 amounted to $1.7 million, an improvement of $1.5 million over the net loss of $3.2 million for the first quarter of 2009. The improvement for the first quarter of 2010 was primarily due to a 14.1% increase in revenues and a decline in payroll taxes and benefits as a percentage of revenues. Diluted loss per share for the first quarter of 2010 was $.16 compared to diluted loss per share of $.30 for the comparable 2009 period.

Revenues for the first quarter of 2010 totaled $58.3 million, an increase of approximately $7.2 million or 14.1%, which reflects an increase in the Company’s PEO service fee revenue of $4.2 million or 15.4% and an increase in staffing services revenue of $3.0 million or 12.6%. Our growth in PEO revenues was attributable to new customers as PEO business from new customers during the first quarter of 2010 exceeded the sum of our lost PEO business compared to the first quarter of 2009 from former customers and the decline in hours worked at existing PEO customer worksites. Staffing revenues increased as a result of an increased demand for our staffing services from existing customers in our northwest and intermountain markets as our new staffing business during the quarter nearly offset the loss of business from former customers. Management expects demand for the Company’s staffing services will continue to reflect overall economic conditions in its market areas.

Gross margin for the first quarter of 2010 totaled approximately $5.4 million or an increase of $1.7 million over the first quarter of 2009, primarily due to a 14.1% increase in revenues and lower payroll taxes and benefits, as a percentage of revenues. The decrease in payroll taxes and benefits, as a percentage of revenues, from 44.3% for the first quarter of 2009 to 42.3% for the first quarter of 2010, was primarily a result of the Company changing to client

BARRETT BUSINESS SERVICES, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2010 and 2009 (Continued)

specific state unemployment wage reporting in California for all our PEO clients. The change resulted in a decline in the Company’s overall average effective California state unemployment tax rate. These wages were previously all reported under BBSI’s account which generally has a higher unemployment tax rate due to the impact of our staffing employee population.

Workers’ compensation expense, as a percent of revenues, increased from 13.1% in the first quarter of 2009 to 13.4% in the first quarter of 2010. Workers’ compensation expense for the first quarter of 2010 totaled $7.8 million, compared to $6.7 million for the first quarter of 2009. The increase in dollars was primarily due to an increase in the number of injury claims incurred during the 2010 quarter.

The decrease in direct payroll costs, as a percentage of revenues, from 35.4% for the first quarter of 2009 to 35.1% for the first quarter of 2010 was primarily due to the increase in our mix of PEO services over the first quarter of 2009 where PEO service fee revenue is reflected net of direct payroll costs.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2010 amounted to approximately $8.2 million, an increase of $184,000 or 2.3% over the first quarter of 2009. The slight increase over the first quarter of 2009 was primarily attributable to an increased level of business activity.

Other income for the first quarter of 2010 was $285,000 compared to other income of $115,000 for the first quarter of 2009. The increase in other income for the first quarter of 2010 was primarily attributable to a gain of $103,000 on the sale of certain closed-end bond funds.

The benefit from income taxes for the first quarter of 2010 included an additional benefit of $248,000 primarily from a reduction to a deferred tax asset allowance as sales of certain closed-end bond funds during the first quarter of 2010 allowed the Company to apply current year capital losses to 2009 capital gains.

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

Liquidity and Capital Resources

The Company’s cash position for the three months ended March 31, 2010 decreased $8.6 million from December 31, 2009, which compares to an increase of $2.9 million for the comparable period in 2009. The decrease in cash at March 31, 2010 as compared to December 31, 2009, was primarily due to purchases of marketable securities of $5.1 million, net purchases of restricted marketable securities of $2.9 million and cash dividends paid of $837,000.

Net cash provided by operating activities for the three months ended March 31, 2010 amounted to $781,000 compared to $707,000 for the comparable 2009 period. For the three months ended March 31, 2010, cash flow was principally provided by an increase in accrued payroll, payroll taxes and related benefits of $16.0 million, partially offset by a net loss of $1.7 million, an increase in trade accounts receivable of $11.4 million and an increase in prepaid expenses and other of $1.6 million.

Net cash used in investing activities for the three-month period ended March 31, 2010 was $8.5 million as compared to cash provided by investing activities of $5.2 million for the similar 2009 period. For the 2010 period, cash from investing activities was principally used in the purchase of marketable securities totaling $5.1 million and the purchases of restricted marketable securities of $4.3 million, partially offset by the proceeds from the sales and maturities of restricted marketable securities of $1.4 million. Approximately $2.8 million of the purchases of restricted marketable securities coupled with $3.3 million of existing marketable securities were used to capitalize the Company’s wholly-owned fully licensed insurance company in Arizona. The remaining transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for the three-month period ended March 31, 2010 was $902,000 as compared to cash used in financing activities of $3.0 million for the similar 2009 period. For the 2010 period, the principal use of cash for financing activities was the payment of regular quarterly cash dividends totaling $837,000 to holders of the Company’s common stock.

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

Liquidity and Capital Resources (Continued)

The Company is a party to a Standby Letter of Credit Agreement dated as of June 30, 2009 (the “Credit Agreement”) with its principal bank. The Credit Agreement provides for standby letters of credit as to which there were $6.7 million outstanding at March 31, 2010 in connection with various surety deposit requirements for workers’ compensation purposes.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) to maintain net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end; (2) to maintain liquid assets (defined as unencumbered cash, cash equivalents, and publicly traded and quoted marketable securities) having an aggregate fair market value at all times not less than $10.0 million, determined as of the end of each fiscal quarter; and (3) to not borrow or permit to exist indebtedness (other than from or to the bank), or mortgage, pledge, grant, or permit to exist a security interest in, or a lien upon, all or any portion of the Company’s assets now owned or hereafter acquired, except for purchase money indebtedness (and related security interests) which does not at any time exceed $500,000. The Company was in compliance with all covenants at March 31, 2010.

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

Company include the ability to retain current customers, difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of $43.3 million in cash and current marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of March 31, 2010, the Company’s investment portfolio consisted principally of approximately $26.4 million in tax-exempt money market funds, $13.8 million in tax-exempt municipal bonds with an average maturity of 132 days, and approximately $8.4 million in bond funds and corporate bonds. Based on the Company’s overall interest exposure at March 31, 2010, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’ disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

BARRETT BUSINESS SERVICES, INC.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended March 31, 2010.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (1)
January	—	$—	—	—

February	—	—	—	—

March	5,065	12.78	5,065	1,809,200

Total	5,065		5,065

(1)	In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: May 10, 2010	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

10.1	Form of Incentive Stock Option Award Agreement under the Registrant’s 2009 Stock Incentive Plan (the “2009 Plan”).

10.2	Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan.

10.3	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.