Form 10-Q
period 2010-06-30
BARRETT BUSINESS SERVICES INC
filed 2010-08-09
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Number of shares of common stock, $.01 par value, outstanding at July 30, 2010 was 10,216,212 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$17,444	$36,671
Marketable securities	23,914	13,766
Trade accounts receivable, net	50,301	33,070
Income taxes receivable	3,887	4,274
Prepaid expenses and other	2,265	979
Deferred income taxes	4,283	4,071

Total current assets	102,094	92,831

Marketable securities	7,012	7,473
Property, equipment and software, net	14,861	14,795
Restricted marketable securities and workers’ compensation deposits	8,933	2,666
Other assets	3,103	3,104
Workers’ compensation receivables for insured losses and recoveries	3,639	3,865
Goodwill, net	47,820	47,338

	$187,462	$172,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$702	$1,117
Accrued payroll, payroll taxes and related benefits	47,853	30,244
Other accrued liabilities	649	499
Workers’ compensation claims liabilities	10,484	10,509
Safety incentives liability	4,241	4,437

Total current liabilities	63,929	46,806

Long-term workers’ compensation claims liabilities	16,106	14,560
Long-term workers’ compensation claims liabilities for insured claims	2,684	2,729
Deferred income taxes	6,323	6,323
Customer deposits and other long-term liabilities	1,488	1,527

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 10,303 and 10,466 shares issued and outstanding	103	105
Additional paid-in capital	26,344	28,358
Accumulated other comprehensive income	159	256
Retained earnings	70,326	71,408

	96,932	100,127

	$187,462	$172,072

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2010	2009
Revenues:
Staffing services	$31,975	$28,002
Professional employer service fees	35,457	29,263

Total revenues	67,432	57,265

Cost of revenues:
Direct payroll costs	24,237	21,127
Payroll taxes and benefits	22,861	19,434
Workers’ compensation	8,589	18,927

Total cost of revenues	55,687	59,488

Gross margin	11,745	(2,223)

Selling, general and administrative expenses	8,407	8,336
Depreciation and amortization	333	410

Income (loss) from operations	3,005	(10,969)

Other income:
Investment income, net	217	239
Other	163	54

Other income	380	293

Income (loss) before income taxes	3,385	(10,676)
Provision for (benefit from) income taxes	1,107	(3,944)

Net income (loss)	$2,278	$(6,732)

Basic earnings (loss) per share	$.22	$(.65)

Weighted average number of basic shares outstanding	10,446	10,355

Diluted earnings (loss) per share	$.22	$(.65)

Weighted average number of diluted shares outstanding	10,485	10,355

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2010	2009
Revenues:
Staffing services	$59,037	$52,044
Professional employer service fees	66,655	56,293

Total revenues	125,692	108,337

Cost of revenues:
Direct payroll costs	44,673	39,196
Payroll taxes and benefits	47,489	42,061
Workers’ compensation	16,408	25,614

Total cost of revenues	108,570	106,871

Gross margin	17,122	1,466

Selling, general and administrative expenses	16,631	16,376
Depreciation and amortization	710	796

Loss from operations	(219)	(15,706)

Other income:
Investment income, net	401	489
Other	264	(81)

Other income	665	408

Income (loss) before income taxes	446	(15,298)
Benefit from income taxes	(146)	(5,392)

Net income (loss)	$592	$(9,906)

Basic earnings (loss) per share	$.06	$(.95)

Weighted average number of basic shares outstanding	10,456	10,426

Diluted earnings (loss) per share	$.06	$(.95)

Weighted average number of diluted shares outstanding	10,490	10,426

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$592	$(9,906)
Reconciliations of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	710	796
(Gains) losses recognized on marketable securities	(207)	80
Gain recognized on sale and leaseback	(61)	(61)
Deferred income taxes	(148)	(2,911)
Share based compensation	84	50
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(17,231)	(7,077)
Income taxes receivable	387	(2,555)
Prepaid expenses and other	(1,286)	(1,356)
Accounts payable	(415)	(5)
Accrued payroll, payroll taxes and related benefits	17,609	6,555
Other accrued liabilities	25	(449)
Workers’ compensation claims liabilities	1,702	12,684
Safety incentives liability	(196)	(33)
Customer deposits, long-term liabilities and other assets, net	19	(100)

Net cash provided by (used in) operating activities	1,584	(4,288)

Cash flows from investing activities:
Cash paid for acquisitions	(375)	—
Purchase of property and equipment, net of amounts purchased in acquisitions	(754)	(532)
Proceeds from sales and maturities of marketable securities	6,741	8,169
Purchase of marketable securities	(19,694)	(14,009)
Proceeds from maturities of restricted marketable securities	1,421	1,982
Purchase of restricted marketable securities	(4,376)	(2,564)

Net cash used in investing activities	(17,037)	(6,954)

Cash flows from financing activities:
Proceeds from credit-line borrowings	—	323
Payments on credit-line borrowings	—	(323)
Proceeds from exercise of stock options	—	19
Dividends paid	(1,674)	(1,673)
Repurchase of common stock	(2,100)	(2,194)
Tax benefit of stock option exercises	—	13

Net cash used in financing activities	(3,774)	(3,835)

Net decrease in cash and cash equivalents	(19,227)	(15,077)
Cash and cash equivalents, beginning of period	36,671	42,214

Cash and cash equivalents, end of period	$17,444	$27,137

Supplemental schedule of noncash investing activities:
Acquisitions of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$357	$—
Intangible assets acquired	15	—
Tangible assets acquired	3	—

Net cash paid for acquisitions	$375	$—

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

Marketable securities

As of June 30, 2010, the Company’s marketable securities consisted of tax-exempt municipal securities, variable rate demand notes (“VRDN”), closed-end bond funds, equity securities and corporate bonds. The Company classifies municipal securities, VRDN, the closed-end bond funds and certain of its corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. The equity securities are classified as trading and are reported at fair value with unrealized gains and losses shown as a component of net income. Certain of the Company’s corporate bonds are classified as held-to-maturity and are reported at amortized cost.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $464,000 and $516,000 at June 30, 2010 and December 31, 2009, respectively. The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

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

To manage our financial exposure, in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance through our wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”), with a per occurrence retention of $5.0 million, except in Maryland and Colorado, where our per occurrence retention is $1.0 million and $500,000, respectively. AICE maintains excess workers’ compensation insurance coverage with AIG between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with AIG is between $1.0 million and $25.0 million per occurrence, and in Colorado, where the coverage with AIG is between $500,000 and statutory limits per occurrence. We continue to evaluate the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

The Company has provided a total of $29.3 million and $27.8 million at June 30, 2010 and December 31, 2009, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $2.7 million at June 30, 2010 and December 31, 2009. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting certain established loss objectives. The Company has provided $4.2 million at June 30, 2010 and $4.4 million at December 31, 2009 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators, adjusted for expected future development of claims reserves.

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

Note 2 - Recent Accounting Pronouncements

Variable Interest Entities - In June 2009, the FASB amended previously issued authoritative guidance on the consolidation of variable interest entities. The amended guidance is effective for reporting periods beginning after November 15, 2009. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of the primary beneficiary who exercises control over such entities and is required to consolidate the variable interest entity and additional disclosure when the reporting entity holds a variable interest in a variable interest entity but is not the primary beneficiary. Determinations of whether the Company holds a variable interest in a variable interest entity and the determination of who was the primary beneficiary that were made previously are not allowed to be carried forward. The adoption of the new authoritative guidance effective January 1, 2010 has not had a material effect on our consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of basic shares outstanding	10,446,350	10,354,765	10,456,006	10,425,643

Stock option plan shares to be issued at prices ranging from $2.00 to $17.50 per share	390,506	—	352,912	—

Less: Assumed purchase at average market price during the period using proceeds received upon exercise of options and purchase of stock, and using tax benefits of compensation due to premature dispositions	(351,626)	—	(319,331)	—

Weighted average number of diluted shares outstanding	10,485,230	10,354,765	10,489,587	10,425,643

As a result of the net loss reported for the three months and six months ended June 30, 2009 191,856 and 191,656 potential common shares have been excluded from the calculation of diluted loss per share, respectively, because their effect would be anti-dilutive.

Note 4 - Stock Incentive Plans and Stock-Based Compensation

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 13, 2009. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2009 Plan is 1,000,000, of which the aggregate number of shares for which incentive stock options may be granted under the Plan is 900,000. No new grants of stock options may be made under the Company’s 2003 Stock Incentive Plan (the “2003 Plan”). At June 30, 2010, there were option awards covering 315,319 shares outstanding under the 2003 Plan and its predecessor, the 1993 Stock Incentive Plan. Outstanding options under both plans generally expire ten years after the date of grant. Options are generally exercisable in four equal annual installments beginning one year after the date of grant.

In accordance with the current accounting guidance for share-based payments, the Company recognizes compensation expense for options awarded under its stock incentive plans. Current accounting guidance requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Stock Incentive Plans and Stock-Based Compensation (Continued)

The following table summarizes options activity in 2010:

	Number of Options	Grant Prices
Outstanding at December 31, 2009	315,319	$2.00 to $17.50

Options granted	77,000	$13.38 to $13.75
Options exercised	—
Options cancelled or expired	—

Outstanding at June 30, 2010	392,319	$2.00 to $17.50

Exercisable at June 30, 2010	250,694

Available for grant at June 30, 2010	923,000

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2010	2009	2010	2009
Intrinsic value of options exercised in the period	$—	$35	$—	$68

	As of June 30,
	2010	2009
Stock options:
Number of options	392,319	571,319
Options fully vested and currently exercisable	250,694	484,319
Weighted average exercise price	$13.59	$7.65
Aggregate intrinsic value	$258	$2,294
Weighted average contractual term of options	6.55 years	5.25 years

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Stock Incentive Plans and Stock-Based Compensation (Continued)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the six months ended June 30, 2010 and 2009 were $430,000 and $349,000 or $5.59 and $4.39 per share, respectively, estimated with the following weighted-average assumptions:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Stock options:
Risk-free interest rate	3.00%	1.36%
Expected dividend yield	2.39%	2.93%
Expected term	7.0 years	7.1 years
Expected volatility	58.83%	61.94%

The following table summarizes stock-based compensation expense related to stock option awards for the three months and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense included in selling, general and administrative expenses	$52	$25	$84	$50
Income tax benefit related to stock-based compensation	21	10	34	20

Stock-based compensation expense related to stock options, net of tax	$31	$15	$50	$30

As of June 30, 2010 unamortized compensation expense related to stock options was $639,000.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 - Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance
Workers’ compensation claims liabilities	$28,595	$15,739	$27,798	$15,084

Add: claims expense accrual:
Current year	3,958	3,441	7,646	6,490
Prior years	44	11,795	191	12,165

Total expense accrual	4,002	15,236	7,837	18,655

Less: claim payments related to:
Current year	668	611	855	711
Prior years	2,655	2,807	5,506	5,471

Total paid	3,323	3,418	6,361	6,182

Ending balance
Workers’ compensation claims liabilities	$29,274	$27,557	$29,274	$27,557

Incurred but not reported (IBNR)	$17,753	$17,011	$17,753	$17,011

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

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 - quoted prices in active markets for identical securities;

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Fair Value Measurement (Continued)

•	Level 2 - other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 - significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The Company has determined that its closed-end bond funds and equity securities components of its marketable securities fall into the Level 1 category. The Company has also determined that its municipal bonds, VRDN and corporate bonds components fall into the Level 2 category. There were no assets or liabilities where Level 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Marketable securities consist of the following investments (in thousands):

	June 30, 2010			December 31, 2009
	Cost Basis	Gross Unrealized Gains (Losses)	Recorded Basis	Cost Basis	Gross Unrealized Gains (Losses)	Recorded Basis
Current:

Trading:
Equity securities	$349	$(121)	$228	$349	$(24)	$325
Available-for-sale:
Municipal bonds	21,626	(9)	21,617	11,637	—	11,637
Corporate bonds	1,359	(8)	1,351	—	—	—
Variable rate demand notes	400	—	400	400	—	400
Closed-end bond funds	142	176	318	491	402	893
U.S. treasuries	—	—	—	511	—	511

	$23,876	$38	$23,914	$13,388	$378	$13,766

Long term:
Available-for-sale:
Corporate bonds	$6,408	$162	$6,570	$6,947	$89	$7,036
Held-to-maturity:
Corporate bonds	442	—	442	437	—	437

	$6,850	$162	$7,012	$7,384	$89	$7,473

During the second quarter ended June 30, 2010, the Company realized a $200,000 gain on the sale of certain closed-end bond funds. During the six months ended June 30, 2010, the Company realized a total of $303,000 in gains on the sales of certain closed-end bond funds.

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009.

	Percentage of Total Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Staffing services	47.4%	48.9%	47.0%	48.0%
Professional employer service fees	52.6	51.1	53.0	52.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	36.0	36.9	35.5	36.2
Payroll taxes and benefits	33.9	33.9	37.8	38.8
Workers’ compensation	12.7	33.1	13.1	23.6

Total cost of revenues	82.6	103.9	86.4	98.6

Gross margin	17.4	(3.9)	13.6	1.4

Selling, general and administrative expenses	12.5	14.6	13.2	15.1
Depreciation and amortization	0.5	0.7	0.5	0.7

Income (loss) from operations	4.4	(19.2)	(0.1)	(14.4)

Other income	0.6	0.5	0.5	0.3

Income (loss) before income taxes	5.0	(18.7)	0.4	(14.1)

Provision for (benefit from) income taxes	1.6	(6.9)	(0.1)	(5.0)

Net income (loss)	3.4%	(11.8)%	0.5%	(9.1)%

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

(in thousands)	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Staffing services	$31,975	$28,002	$59,037	$52,044
Professional employer services	265,121	220,150	500,616	423,975

Total revenues	297,096	248,152	559,653	476,019

Cost of revenues:
Direct payroll costs	252,722	210,720	476,269	404,276
Payroll taxes and benefits	22,861	19,434	47,489	42,061
Workers’ compensation	9,768	20,221	18,773	28,216

Total cost of revenues	285,351	250,375	542,531	474,553

Gross margin	$11,745	$(2,223)	$17,122	$1,466

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited
	Three Months Ended June 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2010	2009	2010	2009	2010	2009
Revenues:
Staffing services	$31,975	$28,002	$—	$—	$31,975	$28,002
Professional employer services	265,121	220,150	(229,664)	(190,887)	35,457	29,263

Total revenues	$297,096	$248,152	$(229,664)	$(190,887)	$67,432	$57,265

Cost of revenues	$285,351	$250,375	$(229,664)	$(190,887)	$55,687	$59,488

	Unaudited Six Months Ended June 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2010	2009	2010	2009	2010	2009
Revenues:
Staffing services	$59,037	$52,044	$—	$—	$59,037	$52,044
Professional employer services	500,616	423,975	(433,961)	(367,682)	66,655	56,293

Total revenues	$559,653	$476,019	$(433,961)	$(367,682)	$125,692	$108,337

Cost of revenues	$542,531	$474,553	$(433,961)	$(367,682)	$108,570	$106,871

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Three months ended June 30, 2010 and 2009

Net income for the second quarter of 2010 amounted to $2.3 million, an improvement of $9.0 million over the net loss of $6.7 million for the second quarter of 2009. The improvement for the second quarter of 2010 was primarily due to a 17.6% increase in revenues and the inclusion in the second quarter of 2009 of a $11.8 million increase in workers’ compensation expense resulting from the Company’s change in estimate of its workers’ compensation reserves. Diluted earnings per share for the second quarter of 2010 was $.22 compared to diluted loss per share of $.65 for the comparable 2009 period.

Revenues for the second quarter of 2010 totaled $67.4 million, an increase of approximately $10.1 million or 17.6%, which reflects an increase in the Company’s PEO service fee revenue of $6.2 million or 21.2% and an increase in staffing services revenue of

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2010 and 2009 (Continued)

$4.0 million or 14.2%. Our growth in PEO revenues was primarily attributable to new customers as PEO business from new customers during the second quarter of 2010 exceeded our lost PEO business from the second quarter of 2009 from former customers. PEO revenues from existing customers reflected a small increase on a quarter over quarter basis. Staffing revenues increased as result of an increased demand for our staffing services from existing customers in our northwest and intermountain markets. Our new staffing business during the quarter slightly exceeded the loss of business from former customers. Management expects demand for the Company’s staffing services will continue to reflect overall economic conditions in its market areas.

Gross margin for the second quarter of 2010 totaled approximately $11.7 million or an increase of $14.0 million over the second quarter of 2009, primarily due to a 17.6% increase in revenues and to the inclusion of the $11.8 million workers’ compensation adjustment in the second quarter of 2009 and a decline in direct payroll costs, as a percentage of revenues.

Workers’ compensation expense, as a percent of revenues, decreased from 33.1% in the second quarter of 2009 to 12.7% in the second quarter of 2010. Workers’ compensation expense for the second quarter of 2010 totaled $8.6 million, compared to $18.9 million for the second quarter of 2009. The decrease in dollars was primarily due to the inclusion of the $11.8 million workers’ compensation adjustment in the second quarter of 2009, partially offset by an increase in the number of injury claims incurred during the 2010 quarter.

The decrease in direct payroll costs, as a percentage of revenues, from 36.9% for the second quarter of 2009 to 36.0% for the second quarter of 2010 was primarily due to the increase in our mix of PEO services over the second quarter of 2009 where PEO service fee revenue is reflected net of direct payroll costs.

Payroll taxes and benefits, as a percentage of revenues, for the second quarter of 2010 was 33.9%, the same percentage as the second quarter of 2009. The percentage rate remained the same due to similar overall effective payroll tax rates in the states in which the Company does business during both quarters.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2010 amounted to approximately $8.4 million, an increase of $71,000 or 0.9% over the second quarter of 2009. The slight increase over the second quarter of 2009 was primarily attributable to an increased level of business activity.

Other income for the second quarter of 2010 was $380,000 compared to other income of $293,000 for the second quarter of 2009. The increase in other income for the second quarter of 2010 was primarily attributable to a gain of $200,000 on the sale of certain closed-end bond funds, partially offset by a small decline in investment income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2010 and 2009

Net income for the six months ended June 30, 2010 amounted to $592,000, an improvement of $10.5 million over the net loss of $9.9 million for the second quarter of 2009. The improvement for the 2010 period was primarily due to a 16.0% increase in revenues and the inclusion of a $11.8 million increase in workers’ compensation expense resulting from the Company’s change in estimate of its workers’ compensation reserves in the six months ended June 30, 2009. Diluted earnings per share for the first six months of 2010 was $.06 compared to diluted loss per share of $.95 for the comparable 2009 period.

Revenues for the six months ended June 30, 2010 totaled $125.7 million, an increase of approximately $17.4 million or 16.0%, which reflects an increase in the Company’s PEO service fee revenue of $10.4 million or 18.4% and an increase in staffing services revenue of $7.0 million or 13.4%. Our growth in PEO revenues was attributable to new customers as PEO business from new customers during the first six months of 2010 exceeded the sum of our lost PEO business from the comparable 2009 period from former customers and the decline in revenue from existing PEO customers. Staffing revenues increased as a result of an increased demand for our staffing services from existing customers in our northwest and intermountain markets as our new staffing business during the period slightly exceeded the loss of business from former customers.

Gross margin for the six months ended June 30, 2010 totaled approximately $17.1 million or an increase of $15.7 million over the comparable period of 2009, primarily due to a 16.0% increase in revenues and the inclusion of the $11.8 million in workers’ compensation adjustment in the six months ended June 30, 2009, and to declines in payroll taxes and benefits and direct payroll costs, as a percentage of revenues.

Workers’ compensation expense, as a percent of revenues, decreased from 23.6% in the first six months of 2009 to 13.1% in the first six months of 2010. Workers’ compensation expense for the first six months of 2010 totaled $16.4 million, compared to $25.6 million for the first six months of 2009. The decrease in dollars was primarily due to the inclusion of the $11.8 million workers’ compensation adjustment in 2009, partially offset by an increase in the number of injury claims incurred during the comparable period of 2010.

Payroll taxes and benefits for the six months of 2010, as a percentage of revenues, decreased from 38.8% to 37.8%, primarily resulting from the Company’s changing to client specific state unemployment wage reporting in California for all our PEO clients. The change resulted in a decline in the Company’s overall average effective California state unemployment rate. This decrease was partially offset by higher state unemployment rates in various other states the Company does business in.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2010 and 2009 (Continued)

The decrease in direct payroll costs, as a percentage of revenues, from 36.2% for the first six months of 2009 to 35.5% for the first six months of 2010 was primarily due to the increase in our mix of PEO services over the first six months of 2009 as PEO service fee revenue is reflected net of direct payroll costs.

SG&A expenses for the first six months of 2010 amounted to approximately $16.6 million, an increase of $255,000 or 1.6% over the first six months of 2009. The slight increase over the first six months of 2009 was primarily attributable to an increased level of business activity.

Other income for the first six months of 2010 was $665,000 compared to other income of $408,000 for the first six months of 2009. The increase in other income for the first six months of 2010 was primarily attributable to gains of $303,000 on the sales of certain closed-end bond funds.

The benefit from income taxes for the first six months of 2010 included a benefit of $248,000 primarily from a reduction to a deferred tax asset allowance as sales of certain closed-end bond funds during the 2010 period allowed the Company to apply current year capital losses to 2009 capital gains.

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

Liquidity and Capital Resources

The Company’s cash position for the six months ended June 30, 2010 decreased $19.2 million from December 31, 2009, which compares to an decrease of $15.1 million for the comparable period in 2009. The decrease in cash at June 30, 2010 as compared to

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

December 31, 2009, was primarily due to net purchases of marketable securities of $13.0 million, net purchases of restricted marketable securities of $2.9 million, Company common stock repurchases of $2.1 million and cash dividends paid of $1.7 million.

Net cash provided by operating activities for the six months ended June 30, 2010 amounted to $1.6 million compared to $4.3 million of net cash used in operations for the comparable 2009 period. For the six months ended June 30, 2010, cash flow was principally provided by net income of $592,000 and an increase in accrued payroll, payroll taxes and related benefits of $17.6 million, partially offset by an increase in trade accounts receivable of $17.2 million.

Net cash used in investing activities for the six months ended June 30, 2010 was $17.0 million as compared to $7.0 million for the similar 2009 period. For the 2010 period, cash from investing activities was principally used in the purchase of marketable securities totaling $19.7 million and the purchases of restricted marketable securities of $4.4 million, partially offset by the proceeds from the sales and maturities of marketable securities of $6.7 million. Approximately $2.8 million of the purchases of restricted marketable securities coupled with $3.3 million of existing marketable securities were used to capitalize the Company’s wholly-owned fully licensed insurance company in Arizona. The remaining transactions related to restricted marketable securities were scheduled maturities and the related replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for the six months ended June 30, 2010 and June 30, 2009 was $3.8 million. For the 2010 period, the principal use of cash for financing activities was the $2.1 million used to repurchase approximately 163,000 shares of the Company’s common stock and payment of regular quarterly cash dividends totaling $1.7 million to holders of the Company’s common stock.

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

The Company is a party to a Standby Letter of Credit Agreement dated as of June 30, 2009 (the “Credit Agreement”) with its principal bank. The Credit Agreement provides for standby letters of credit as to which there were $6.7 million outstanding at June 30, 2010 in connection with various surety deposit requirements for workers’ compensation purposes.

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

Liquidity and Capital Resources (Continued)

indebtedness (other than from or to the bank), or mortgage, pledge, grant, or permit to exist a security interest in, or a lien upon, all or any portion of the Company’s assets now owned or hereafter acquired, except for purchase money indebtedness (and related security interests) which does not at any time exceed $500,000. The Company was in compliance with all covenants at June 30, 2010.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and the effect of changes in estimate of its claims liabilities, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation of a wholly owned, fully licensed captive insurance subsidiary and becoming self-insured for certain business risks, the financial viability of the Company’s excess insurance carriers, the effectiveness of the Company’s management information systems, payment of future dividends, and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include the ability to retain current customers, difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of $41.4 million in cash and current marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of June 30, 2010, the Company’s investment portfolio consisted principally of approximately $14.4 million in tax-exempt money market funds, $21.6 million in tax-exempt municipal bonds with an average maturity of 231 days, and approximately $7.3 million in bond funds and corporate bonds. Based on the Company’s overall interest exposure at June 30, 2010, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’ disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended June 30, 2010.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (1)
April	—	$—	—	—

May	—	—	—	—

June	157,842	12.89	157,842	1,651,400

Total	157,842		157,842

(1)	In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. (Registrant)

Date: August 9, 2010	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.