Form 10-Q
period 2010-09-30
BARRETT BUSINESS SERVICES INC
filed 2010-11-09
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Number of shares of common stock, $.01 par value, outstanding at October 29, 2010 was 10,201,222 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$18,261	$36,671
Marketable securities	24,227	13,766
Trade accounts receivable, net	56,483	33,070
Income taxes receivable	3,898	4,274
Prepaid expenses and other	1,772	979
Deferred income taxes	4,271	4,071

Total current assets	108,912	92,831

Marketable securities	7,166	7,473
Property, equipment and software, net	14,929	14,795
Restricted marketable securities and workers’ compensation deposits	9,305	2,666
Other assets	3,091	3,104
Workers’ compensation receivables for insured losses and recoveries	3,610	3,865
Goodwill	47,820	47,338

	$194,833	$172,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,042	$1,117
Accrued payroll, payroll taxes and related benefits	52,288	30,244
Other accrued liabilities	370	499
Workers’ compensation claims liabilities	11,018	10,509
Safety incentives liability	4,753	4,437

Total current liabilities	69,471	46,806

Long-term workers’ compensation claims liabilities	16,351	14,560
Long-term workers’ compensation claims liabilities for insured claims	2,665	2,729
Deferred income taxes	6,322	6,323
Customer deposits and other long-term liabilities	1,451	1,527

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 10,201 and 10,303 shares issued and outstanding	102	105
Additional paid-in capital	25,093	28,358
Accumulated other comprehensive income	176	256
Retained earnings	73,202	71,408

	98,573	100,127

	$194,833	$172,072

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2010	2009
Revenues:
Staffing services	$33,954	$33,180
Professional employer service fees	39,922	32,314

Total revenues	73,876	65,494

Cost of revenues:
Direct payroll costs	25,846	25,095
Payroll taxes and benefits	24,501	20,399
Workers’ compensation	9,473	7,859

Total cost of revenues	59,820	53,353

Gross margin	14,056	12,141

Selling, general and administrative expenses	9,156	8,416
Depreciation and amortization	341	422

Income from operations	4,559	3,303

Other income:
Investment income, net	244	305
Other	344	660

Other income	588	965

Income before income taxes	5,147	4,268
Provision for income taxes	1,461	1,323

Net income	$3,686	$2,945

Basic earnings per share	$.36	$.28

Weighted average number of basic shares outstanding	10,217	10,475

Diluted earnings per share	$.36	$.28

Weighted average number of diluted shares outstanding	10,251	10,559

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2010	2009
Revenues:
Staffing services	$92,991	$85,224
Professional employer service fees	106,577	88,607

Total revenues	199,568	173,831

Cost of revenues:
Direct payroll costs	70,519	64,291
Payroll taxes and benefits	71,990	62,460
Workers’ compensation	25,881	33,473

Total cost of revenues	168,390	160,224

Gross margin	31,178	13,607

Selling, general and administrative expenses	25,787	24,792
Depreciation and amortization	1,051	1,218

Income (loss) from operations	4,340	(12,403)

Other income:
Investment income, net	645	794
Other	608	579

Other income	1,253	1,373

Income (loss) before income taxes	5,593	(11,030)
Provision for (benefit from) income taxes	1,315	(4,069)

Net income (loss)	$4,278	$(6,961)

Basic earnings (loss) per share	$.41	$(.67)

Weighted average number of basic shares outstanding	10,376	10,442

Diluted earnings (loss) per share	$.41	$(.67)

Weighted average number of diluted shares outstanding	10,410	10,442

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,278	$(6,961)
Reconciliations of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,051	1,218
Gains recognized on marketable securities	(399)	(580)
Gain recognized on sale and leaseback	(92)	(92)
Deferred income taxes	(148)	(1,159)
Share based compensation	137	75
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(23,413)	(11,805)
Income taxes receivable	376	(4,445)
Prepaid expenses and other	(793)	75
Accounts payable	(75)	(233)
Accrued payroll, payroll taxes and related benefits	22,044	9,677
Other accrued liabilities	(254)	(345)
Workers’ compensation claims liabilities	2,491	13,025
Safety incentives liability	316	(38)
Customer deposits, long-term liabilities and other assets, net	20	(136)

Net cash provided by (used in) operating activities	5,539	(1,724)

Cash flows from investing activities:
Cash paid for acquisitions	(375)	—
Purchase of property and equipment, net of amounts purchased in acquisitions	(1,158)	(690)
Proceeds from sales and maturities of marketable securities	10,569	23,369
Purchase of marketable securities	(23,769)	(19,490)
Proceeds from maturities of restricted marketable securities	3,772	3,230
Purchase of restricted marketable securities	(7,099)	(3,983)

Net cash (used in) provided by investing activities	(18,060)	2,436

Cash flows from financing activities:
Proceeds from credit-line borrowings	—	323
Payments on credit-line borrowings	—	(323)
Proceeds from exercise of stock options	4	21
Dividends paid	(2,484)	(2,517)
Repurchase of common stock	(3,415)	(2,370)
Tax benefit of stock option exercises	6	445

Net cash used in financing activities	(5,889)	(4,421)

Net decrease in cash and cash equivalents	(18,410)	(3,709)
Cash and cash equivalents, beginning of period	36,671	42,214

Cash and cash equivalents, end of period	$18,261	$38,505

Supplemental schedule of noncash investing activities:
Acquisitions of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$357	$—
Intangible assets acquired	15	—
Tangible assets acquired	3	—

Net cash paid for acquisitions	$375	$—

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Marketable securities

As of September 30, 2010, the Company’s marketable securities consisted of tax-exempt municipal securities, variable rate demand notes (“VRDN”), equity securities and corporate bonds. The Company classifies municipal securities, VRDN, and certain of its corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. The equity securities are classified as trading and are reported at fair value with unrealized gains and losses shown as a component of net income. Certain of the Company’s corporate bonds are classified as held-to-maturity and are reported at amortized cost.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $414,000 and $516,000 at September 30, 2010 and December 31, 2009, respectively. The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers’ compensation claims (Continued)

The Company has provided a total of $30.0 million and $27.8 million at September 30, 2010 and December 31, 2009, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $2.7 million at September 30, 2010 and December 31, 2009. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting agreed-upon loss objectives. The Company has provided $4.8 million at September 30, 2010 and $4.4 million at December 31, 2009 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators, adjusted for expected future development of claims reserves.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s stockholders. Comprehensive income (loss) totaled $3.7 million and $3.0 million for the three months ended September 30, 2010 and 2009 and $4.2 million and $(6.8) million for the nine months ended September 30, 2010 and 2009, respectively. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss), but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on its publicly traded marketable securities designated as “available-for-sale”, net of realized gains or losses included in net income.

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

Note 3 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Weighted average number of basic shares outstanding		10,216,705	10,475,323	10,376,239	10,442,203

Stock option plan shares to be issued at prices ranging from $2.00 to $17.50 per share		396,395	416,102	367,407	—

Less:	Assumed purchase at average market price during the period using proceeds received upon exercise of options and purchase of stock, and using tax benefits of compensation due to premature dispositions	(362,281)	(332,853)	(333,648)	—

Weighted average number of diluted shares outstanding		10,250,819	10,558,572	10,409,998	10,442,203

As a result of the net loss reported for the nine months ended September 30, 2009, 155,521 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Stock Incentive Plans and Stock-Based Compensation

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 13, 2009. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2009 Plan is 1,000,000, of which the aggregate number of shares for which incentive stock options may be granted under the Plan is 900,000. No new grants of stock options may be made under the Company’s 2003 Stock Incentive Plan (the “2003 Plan”). At September 30, 2010, there were option awards covering 400,819 shares outstanding under the 2009 Plan, together with the 2003 Plan and its predecessor, the 1993 Stock Incentive Plan. Outstanding options under all three plans generally expire ten years after the date of grant. Options are generally exercisable in four equal annual installments beginning one year after the date of grant.

In accordance with the current accounting guidance for share-based payments, the Company recognizes compensation expense for options awarded under its stock incentive plans. Current accounting guidance requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period.

The following table summarizes options activity in 2010:

	Number of Options	Grant Prices
Outstanding at December 31, 2009	315,319	$2.00	to	$17.50
Options granted	87,000	$13.25	to	$13.75
Options exercised	(1,500)	$2.58	to	$2.58
Options cancelled or expired	—

Outstanding at September 30, 2010	400,819	$2.00	to	$17.50

Exercisable at September 30, 2010	249,194

Available for grant at September 30, 2010	913,000

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Stock Incentive Plans and Stock-Based Compensation (Continued)

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2010	2009	2010	2009
Intrinsic value of options exercised in the period	$4	$604	$4	$672

	As of September 30,
	2010	2009
Stock options:
Number of options	400,819	316,319
Options fully vested and currently exercisable	249,194	229,319
Weighted average exercise price	$13.65	$13.77
Aggregate intrinsic value	$419	$166
Weighted average contractual term of options	6.40 years	6.52 years

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price at the end of the period and the relevant exercise price multiplied by the number of options outstanding at the end of the period at each such price.

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the nine months ended September 30, 2010 and 2009 were $486,000 and $349,000 or $5.59 and $4.39 per share, respectively, estimated with the following weighted-average assumptions:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Stock options:
Risk-free interest rate	3.00%	1.36%
Expected dividend yield	2.39%	2.93%
Expected term	7.0 years	7.1 years
Expected volatility	58.83%	61.94%

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Stock Incentive Plans and Stock-Based Compensation (Continued)

The following table summarizes stock-based compensation expense related to stock option awards for the three months and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense included in selling, general and administrative expenses	$53	$25	$137	$75
Income tax benefit related to stock-based compensation	21	10	55	30

Stock-based compensation expense related to stock options, net of tax	$32	$15	$82	$45

As of September 30, 2010 unamortized compensation expense related to stock options was $642,000.

Note 5 - Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance
Workers’ compensation claims liabilities	$29,274	$27,557	$27,798	$15,084

Add: claims expense accrual:
Current year	4,541	3,470	12,187	9,960
Prior years	137	237	328	12,402

Total expense accrual	4,678	3,707	12,515	22,362

Less: claim payments related to:
Current year	1,151	1,092	2,006	1,803
Prior years	2,767	2,348	8,273	7,819

Total paid	3,918	3,440	10,279	9,622

Ending balance
Workers’ compensation claims liabilities	$30,034	$27,824	$30,034	$27,824

Incurred but not reported (IBNR)	$18,504	$17,569	$18,504	$17,569

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 - Workers’ Compensation (Continued)

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Fair Value Measurement (Continued)

Marketable securities consist of the following investments (in thousands):

	September 30, 2010			December 31, 2009
	Cost Basis	Gross Unrealized Gains (Losses)	Recorded Basis	Cost Basis	Gross Unrealized Gains (Losses)	Recorded Basis
Current:
Trading:
Equity securities	$349	$(111)	$238	$349	$(24)	$325
Available-for-sale:
Municipal bonds	22,650	(15)	22,635	11,637	—	11,637
Corporate bonds	927	27	954	—	—	—
Variable rate demand notes	400	—	400	400	—	400
Closed-end bond funds	—	—	—	491	402	893
U.S. treasuries	—	—	—	511	—	511

	$24,326	$(99)	$24,227	$13,388	$378	$13,766

Long term:
Available-for-sale:
Corporate bonds	$6,389	$333	$6,722	$6,947	$89	$7,036
Held-to-maturity:
Corporate bonds	444	—	444	437	—	437

	$6,833	$333	$7,166	$7,384	$89	$7,473

During the third quarter ended September 30, 2010, the Company realized a $181,000 gain on the sale of certain closed-end bond funds. During the nine months ended September 30, 2010, the Company realized a total of $484,000 in gains on the sales of certain closed-end bond funds.

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009.

	Percentage of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Staffing services	46.0%	50.7%	46.6%	49.0%
Professional employer service fees	54.0	49.3	53.4	51.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	35.0	38.4	35.3	37.0
Payroll taxes and benefits	33.2	31.1	36.1	35.9
Workers’ compensation	12.8	12.0	13.0	19.3

Total cost of revenues	81.0	81.5	84.4	92.2

Gross margin	19.0	18.5	15.6	7.8
Selling, general and administrative expenses	12.4	12.9	12.9	14.2
Depreciation and amortization	0.4	0.6	0.5	0.7

Income (loss) from operations	6.2	5.0	2.2	(7.1)
Other income	0.8	1.5	0.6	0.8

Income (loss) before income taxes	7.0	6.5	2.8	(6.3)
Provision for (benefit from) income taxes	2.0	2.0	0.7	(2.3)

Net income (loss)	5.0%	4.5%	2.1%	(4.0)%

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

(in thousands)	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Staffing services	$33,954	$33,180	$92,991	$85,224
Professional employer services	298,941	239,872	799,557	663,847

Total revenues	332,895	273,052	892,548	749,071

Cost of revenues:
Direct payroll costs	283,421	231,532	759,690	635,808
Payroll taxes and benefits	24,501	20,399	71,990	62,460
Workers’ compensation	10,917	8,980	29,690	37,196

Total cost of revenues	318,839	260,911	861,370	735,464

Gross margin	$14,056	$12,141	$31,178	$13,607

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited Three Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2010	2009	2010	2009	2010	2009
Revenues:
Staffing services	$33,954	$33,180	$—	$—	$33,954	$33,180
Professional employer services	298,941	239,872	(259,019)	(207,558)	39,922	32,314

Total revenues	$332,895	$273,052	$(259,019)	$(207,558)	$73,876	$65,494

Cost of revenues	$318,839	$260,911	$(259,019)	$(207,558)	$59,820	$53,353

	Unaudited Nine Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2010	2009	2010	2009	2010	2009
Revenues:
Staffing services	$92,991	$85,224	$—	$—	$92,991	$85,224
Professional employer services	799,557	663,847	(692,980)	(575,240)	106,577	88,607

Total revenues	$892,548	$749,071	$(692,980)	$(575,240)	$199,568	$173,831

Cost of revenues	$861,370	$735,464	$(692,980)	$(575,240)	$168,390	$160,224

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Three months ended September 30, 2010 and 2009

Net income for the third quarter of 2010 amounted to $3.7 million, an improvement of $741,000 over the net income of $2.9 million for the third quarter of 2009. The improvement for the third quarter of 2010 was primarily due to a 12.8% increase in revenues. Diluted earnings per share for the third quarter of 2010 was $.36 compared to diluted income per share of $.28 for the comparable 2009 period.

Revenues for the third quarter of 2010 totaled $73.9 million, an increase of approximately $8.4 million or 12.8%, which reflects an increase in the Company’s PEO service fee revenue of $7.6 million or 23.5% and a small increase in staffing services revenue of $774,000 or 2.3%. Our growth in PEO revenues was primarily attributable to new customers as PEO business from new customers during the third quarter of 2010 exceeded our lost

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2010 and 2009 (Continued)

PEO business compared to the third quarter of 2009 from former customers. PEO revenues from continuing customers reflected a small increase on a quarter over quarter basis. Staffing revenues increased slightly as a result of an increased demand for our staffing services from existing customers. Our new staffing business during the quarter slightly exceeded the loss of business from former customers. The decline in economic activity and associated reductions in employment levels in the Company’s market areas in late 2008 and 2009 continue to impact our existing client base, resulting in ongoing pressure on demand for the Company’s staffing services.

Gross margin for the third quarter of 2010 totaled approximately $14.1 million or an increase of $1.9 million over the third quarter of 2009, primarily due to a 12.8% increase in revenues and a decline in direct payroll costs, as a percentage of revenues.

The decrease in direct payroll costs, as a percentage of revenues, from 38.4% for the third quarter of 2009 to 35.0% for the third quarter of 2010 was primarily due to the increase in our mix of PEO services over the third quarter of 2009, as PEO service fee revenue is reflected net of direct payroll costs.

Payroll taxes and benefits, as a percentage of revenues, for the third quarter of 2010 was 33.2% compared to 31.1% for the third quarter of 2009. The percentage rate increase was largely due to the effect of significant growth in PEO services, offset in part by slightly lower effective state unemployment tax rates in various states in which the Company operates as compared to the third quarter of 2009.

Workers’ compensation expense, as a percentage of revenues, increased from 12.0% in the third quarter of 2009 to 12.8% in the third quarter of 2010. Workers’ compensation expense for the third quarter of 2010 totaled $9.5 million, compared to $7.9 million for the third quarter of 2009. The increase in dollars was primarily due to an increase in the number of injury claims incurred during the 2010 third quarter.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2010 totaled approximately $9.2 million, an increase of $740,000 or 8.8% over the third quarter of 2009. The increase was primarily attributable to increased profit sharing resulting from improved branch profitability.

Other income for the third quarter of 2010 was $588,000 compared to other income of $965,000 for the third quarter of 2009. The third quarter of 2010 included a $181,000 gain on the sale of certain closed-end bond funds. The third quarter of 2009 included a gain of $572,000 on the sale of certain corporate bonds.

The income tax rate for the 2010 third quarter was 28.4% compared to the 2009 third quarter of 31.0%. The 2010 third quarter included benefit from additional prior year employment tax credits as a result of the Company amending its 2008 federal tax return and a reduction to a deferred tax asset allowance as sales of certain closed-end bond funds during the quarter generated unanticipated gains.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Nine months ended September 30, 2010 and 2009

Net income for the nine months ended September 30, 2010 amounted to $4.3 million, an improvement of $11.3 million over the net loss of $7.0 million for the comparable period of 2009. The improvement for the 2010 period was primarily due to a 14.8% increase in revenues and the inclusion of a $11.8 million increase in workers’ compensation expense resulting from the Company’s change in estimate of its workers’ compensation reserves in the nine months ended September 30, 2009. Diluted earnings per share for the first nine months of 2010 was $.41 compared to diluted loss per share of $.67 for the comparable 2009 period.

Revenues for the nine months ended September 30, 2010 totaled $199.6 million, an increase of approximately $25.8 million or 14.8%, which reflects an increase in the Company’s PEO service fee revenue of $18.0 million or 20.3% and an increase in staffing services revenue of $7.8 million or 9.1%. Our growth in PEO revenues was attributable to new customers as PEO business from new customers during the first nine months of 2010 exceeded the sum of our lost PEO business from the comparable 2009 period from former customers, partially offset by a slight decline in revenue from existing PEO customers. Staffing revenues increased as a result of an increased demand for our staffing services from existing customers in our northwest and intermountain markets as our new staffing business during the period slightly exceeded the loss of business from former customers.

Gross margin for the nine months ended September 30, 2010 totaled approximately $31.2 million or an increase of $17.6 million over the comparable period of 2009, primarily due to a 14.8% increase in revenues and the inclusion of the $11.8 million in workers’ compensation adjustment in the nine months ended September 30, 2009, and to a decline in payroll and direct payroll costs, as a percentage of revenues.

Workers’ compensation expense, as a percent of revenues, decreased from 19.3% in the first nine months of 2009 to 13.0% in the first nine months of 2010. Workers’ compensation expense for the first nine months of 2010 totaled $25.9 million, compared to $33.5 million for the first nine months of 2009. The decrease in dollars was primarily due to the inclusion of the $11.8 million workers’ compensation adjustment in 2009, partially offset by an increase in the number of injury claims incurred during the comparable period of 2010.

The decrease in direct payroll costs, as a percentage of revenues, from 37.0% for the first nine months of 2009 to 35.3% for the first nine months of 2010 was primarily due to the increase in our mix of PEO services over the first nine months of 2009 as PEO service fee revenue is reflected net of direct payroll costs.

Payroll taxes and benefits for the first nine months of 2010, as a percentage of revenues, increased from 35.9% to 36.1%, primarily resulting from the growth in PEO services, offset in part by the Company’s changing to client specific state unemployment wage reporting in California for all our PEO clients. The change resulted in a decline in the Company’s overall average effective California state unemployment rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Nine months ended September 30, 2010 and 2009 (Continued)

SG&A expenses for the first nine months of 2010 amounted to approximately $25.8 million, an increase of $1.0 million or 4.0% over the first nine months of 2009. The increase over the first nine months of 2009 was primarily attributable to higher profit sharing due to improved profitability and to an increased level of business activity.

Other income for the first nine months of 2010 was $1.3 million compared to other income of $1.4 million for the first nine months of 2009. The decrease in other income for the first nine months of 2010 was primarily attributable to 2009 having higher gains on the sale of certain marketable securities as compared to 2010.

The provision for income taxes for the first nine months of 2010 included a benefit of $282,000 primarily from a reduction to a deferred tax asset allowance as sales of certain closed-end bond funds during the 2010 period allowed the Company to apply current year capital losses to 2009 capital gains and to benefit from additional prior year employment tax credits resulting from the Company amending its 2008 federal tax return.

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

Liquidity and Capital Resources

The Company’s cash position for the nine months ended September 30, 2010 decreased $18.4 million from December 31, 2009, which compares to a decrease of $3.7 million for the comparable period in 2009. The decrease in cash at September 30, 2010 as compared to December 31, 2009, was primarily due to net purchases of marketable securities of $13.2 million, Company common stock repurchases of $3.4 million, net purchases of restricted marketable securities of $3.3 million, and cash dividends paid of $2.5 million, offset in part by net income from operating activities of $4.3 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

Net cash provided by operating activities for the nine months ended September 30, 2010 amounted to $5.5 million compared to $1.7 million of net cash used in operations for the comparable 2009 period. For the nine months ended September 30, 2010, cash flow was principally provided by net income of $4.3 million and increases in accrued payroll, payroll taxes and benefits of $22.0 million and workers’ compensation claims liabilities of $2.5 million, partially offset by an increase in accounts receivable of $23.4 million.

Net cash used in investing activities for the nine months ended September 30, 2010 was $18.1 million as compared to $2.4 million of net cash provided by investing activities for the similar 2009 period. For the 2010 period, cash from investing activities was principally used for the purchase of marketable securities totaling $23.8 million and the net purchases of restricted marketable securities of $3.3 million, partially offset by the proceeds from the sales and maturities of marketable securities of $10.6 million. Approximately $2.8 million of the purchases of restricted marketable securities coupled with $3.3 million of existing marketable securities were used to capitalize the Company’s wholly-owned fully licensed insurance company in Arizona. The remaining transactions related to restricted marketable securities were scheduled maturities and the replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for the nine months ended September 30, 2010 and September 30, 2009 was $5.9 million and $4.4 million, respectively. For the 2010 period, the principal use of cash for financing activities was the $3.4 million used to repurchase approximately 267,000 shares of the Company’s common stock and payment of regular quarterly cash dividends totaling $2.5 million to holders of the Company’s common stock.

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

The Company is a party to a Standby Letter of Credit Agreement dated as of June 30, 2009 (the “Credit Agreement”) with its principal bank. The Credit Agreement provides for standby letters of credit as to which there were $6.7 million outstanding at September 30, 2010 in connection with various surety deposit requirements for workers’ compensation purposes.

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

Liquidity and Capital Resources (Continued)

indebtedness (other than from or to the bank), or mortgage, pledge, grant, or permit to exist a security interest in, or a lien upon, all or any portion of the Company’s assets now owned or hereafter acquired, except for purchase money indebtedness (and related security interests) which does not at any time exceed $500,000. The Company was in compliance with all covenants at September 30, 2010.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and the effect of changes in estimate of its claims liabilities, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation of a wholly owned, fully licensed captive insurance subsidiary and becoming self-insured for certain business risks, the financial viability of the Company’s excess insurance carriers, the effectiveness of the Company’s management information systems, payment of future dividends, and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include the ability to retain current customers and attract new customers, difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of $42.5 million in cash and current marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of September 30, 2010, the Company’s investment portfolio consisted principally of approximately $15.9 million in tax-exempt money market funds, $22.6 million in tax-exempt municipal bonds with an average maturity of 217 days, and approximately $7.7 million in bond funds and corporate bonds. Based on the Company’s overall interest exposure at September 30, 2010, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’ disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II - Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended September 30, 2010.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (1)
July	87,275	$12.62	87,275	1,564,100
August	16,490	13.00	16,490	1,547,600
September	—	—	—	—

Total	103,765		103,765

(1)	In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: November 9, 2010	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.