Form 10-K
period 2010-12-31
BARRETT BUSINESS SERVICES INC
filed 2011-04-01
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐                 Accelerated filer  ☒                 Non-accelerated filer  ☐                 Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $94,014,000 at June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 18, 2011
Common Stock, Par Value $.01 Per Share	10,201,072 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2010 ANNUAL REPORT ON FORM 10-K

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

We provide services to a diverse array of customers, including, among others, electronics manufacturers, various light-manufacturing industries, forest products and agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in numerous construction-related fields and various professional services firms. During 2010, we provided staffing services to approximately 1,750 staffing services customers, which compares to approximately 1,800 customers during 2009. In addition, at December 31, 2010, we served approximately 1,565

PEO clients and employed approximately 32,800 employees pursuant to PEO contracts, as compared to approximately 1,340 PEO clients and approximately 26,600 employees as of December 31, 2009. We serve our clients, who have employees located in 24 states and the District of Columbia, through a network of 43 branch offices in California, Oregon, Washington, Idaho, Arizona, Utah, Colorado, Maryland, Delaware and North Carolina. We also have several smaller recruiting offices in our general market areas, which are under the direction of a branch office. See the table on page 33 of this report for the percentages of total net revenues from our staffing and PEO services for the three years in the period ended December 31, 2010.

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

Our Strategic Approach

Our long-term goal is to become the leading provider of human resource outsourcing services for small and medium-sized businesses in the markets we serve. We seek to differentiate our strategic position by offering a full spectrum of PEO and staffing services. To a far lesser extent, we also provide permanent placement and preferred payroll services, which involves payroll processing of customers’ non-BBSI employees. We believe that the integrated nature of our service platform assists our clients and customers in successfully aligning and strengthening their organizational structure to meet the demands of their businesses. In pursuit of this goal, we have adopted the operating and growth strategies described below to provide the framework for our future growth, while maintaining the quality and integrity of our current service offerings.

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

Growth Strategy

•

Support, strengthen and expand branch office operations. We believe that increasing the penetration of our existing markets is an effective and cost-efficient means of growth as we are able to capitalize on our reputation and growing brand awareness in the territories in which we operate. We believe that there is substantial opportunity to further penetrate these territories. We intend to increase our penetration in our existing markets by continued growth through the effective use of referrals from current clients, insurance broker networks and marketing efforts within the local business community.

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

•

Pursue strategic acquisitions. Since our initial public offering in June 1993, we have completed 27 acquisitions of complementary businesses. In order to increase our client base, expand our presence in existing markets, enter new markets and broaden our service offerings, we may continue to pursue strategic acquisitions, particularly in the staffing area.

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

We began offering PEO services to Oregon customers in 1990 and subsequently expanded these services to other states, primarily California. In 2010, approximately 87% of our PEO service fee revenues were generated from customers in California with an additional 5% of revenues generated in Oregon.

We have entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional services firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses with up to several hundred employees. None of our PEO clients individually represented more than 2% of our total revenues in 2010.

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

Our staffing services customers operate in a broad range of businesses, including agriculture-based companies, electronic manufacturers, transportation and logistics companies, food processors, professional firms and construction. Such customers generally range in size from small local firms to companies with international operations that use our services on a domestic basis. None of our staffing services customers individually represented more than 2% of our total revenues in 2010.

In 2010, the light-industrial sector generated approximately 86% of our staffing services revenues, while clerical office staff accounted for 11% of such revenues and technical personnel represented the balance of 3%. Our light-industrial workers perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers of electronic parts.

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

Acquisitions

We have completed 27 acquisitions since our initial public offering in June 1993. Our acquisition targets are typically traditional light industrial staffing companies. We have acquired PEO companies less frequently due to underwriting issues associated with the target company’s existing customers; we prefer to apply our own underwriting criteria prior to establishing a business relationship with a PEO customer. Due to the current concentration of our operations in California and Oregon, our acquisition plans will likely focus on expanding our geographic footprint into contiguous regions. There can be no assurance, however, that any additional transactions will be consummated in the future.

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

To manage our financial exposure from the incidence of catastrophic injuries and fatalities, we maintain excess workers’ compensation insurance coverage. We maintain a wholly owned, fully licensed captive insurance company, Associated Insurance Company for Excess (“AICE”), to provide us with excess workers’ compensation coverage from $1.0 million up to $5.0 million per occurrence. Additional excess workers’ compensation insurance coverage is provided through annual policies issued by a major insurance company from $5.0 million to $15.0 million per occurrence, except for our Maryland and Colorado operations. Our excess insurance policy in Maryland has a $1.0 million retention with a $25.0 million limit and our excess insurance policy in Colorado has a $500,000 retention and statutory limits on a per occurrence basis. This approach results in an effective per occurrence retention, on a consolidated basis, of $5.0 million. This higher per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results. AICE provides us with access to an alternative mechanism for excess insurance coverage, as well as certain income tax benefits arising from the ability to accelerate the deduction, for tax purposes, of certain accruals for workers’ compensation claims.

Effective January 5, 2010, we formed Ecole Insurance Company, a wholly owned fully licensed insurance company in Arizona (“Ecole”). Ecole provides workers’ compensation coverage to our employees working in Arizona for claims occurring on or after March 1, 2010. Additional excess workers’ compensation insurance coverage for Ecole is provided by a major insurance company from $5.0 million to statutory limits per occurrence.

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

Elements of Self-Insurance Costs.  The costs associated with our self-insured workers’ compensation program include case reserves for reported claims, an additional expense provision for potential future increases in the cost of open injury claims (known as “adverse loss development”) and claims incurred in prior periods but not reported (referred to as “IBNR”), fees payable to our TPAs, additional claims administration expenses, administrative fees payable to state workers’ compensation regulatory agencies, legal fees, broker commissions for business referrals, premiums for excess workers’ compensation insurance, and costs associated with forming and operating our wholly owned, fully licensed captive insurance company for excess coverage. The state assessments are typically based on payroll amounts and, to a limited extent, the amount of permanent disability awards during the previous year. Excess insurance premiums are also based in part on the size and risk profile of our payroll and loss experience.

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

As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are based on management’s estimates, and as other data becomes available, these estimates are revised, which may result in increases or decreases in existing case reserves. Management’s internal accrual process for workers’ compensation expense is based upon the immediate recognition of an expense and the related liability at the time a claim occurs; the value ascribed to the expense and liability is based upon our internal claims management and the TPAs’ estimate of ultimate claim cost coupled with a provision for estimated future development based upon an actuarial review performed quarterly by our independent actuary. We believe our total accrued workers’ compensation claims liabilities at December 31, 2010, are adequate. It is possible, however, that our actual future workers’ compensation obligations may exceed the amount of our accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims and, to a much lesser extent, of claims incurred but not reported.

Failure to successfully manage the severity and frequency of workplace injuries would result in increased workers’ compensation expense and would have a negative effect, which may be substantial, on our operating results and financial condition. Management maintains clear guidelines for our branch office managers, account managers, and risk managers directly tying their continued employment to their diligence in understanding and addressing the risks of accident or injury associated with the industries in which client companies operate and in monitoring the compliance by clients with workplace safety requirements. We have a policy of “zero tolerance” for avoidable workplace injuries. Each of our risk managers has the authority to cancel any staffing customer or PEO client at any time based upon their assessment of their safe-work practices or philosophies.

Employees and Employee Benefits

At December 31, 2010, we had approximately 40,935 employees, including approximately 7,800 staffing services employees, approximately 32,800 PEO employees, approximately 335 managerial, sales and administrative employees and four executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. During 2010, approximately 2% of our employees were covered by a collective bargaining agreement. Substantially all of our managerial, sales and administrative employees have entered into a standard form of employment agreement which, among other provisions, contains covenants not to engage in certain activities in competition with us for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe our employee relations are good.

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

Regulatory and Legislative Issues

Business Operations.  We are subject to the laws and regulations of the jurisdictions within which we operate, including those governing self-insured employers under the workers’ compensation systems in Oregon, California, Maryland, Delaware and Colorado, as well as in Washington for non-PEO services. We are also subject to laws and regulations governing, our two wholly owned, fully licensed insurance companies in Arizona. While the specific laws and regulations vary among these jurisdictions, they typically require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk on us, particularly with respect to those clients who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date.

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

Additional Information

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

We maintain reserves (recorded as accrued liabilities on our balance sheet) to cover our estimated liabilities for our self-insured workers’ compensation claims. The determination of these reserves is based upon a number of factors, including current and historical claims activity, claims payment patterns and medical cost trends and developments in existing claims. Accordingly, reserves do not represent an exact calculation of liability. Reserves can be affected by both internal and external events, such as adverse developments on existing claims or changes in medical costs, medical condition of the claimant, claims handling procedures, administrative costs and legal fees, inflation, and legal trends and legislative changes. Reserves are adjusted from time to time to reflect new claims, claim developments, or systemic changes, and such adjustments are reflected in the results of the periods in which the reserves are changed. The Company’s estimated accrual for workers’ compensation claims liabilities is based upon an actuarial estimate provided by the Company’s independent actuary. The estimated accrual does not include an estimated provision for the incidence of unknown catastrophic claims. Moreover, because of the uncertainties that surround estimating workers’ compensation loss reserves, we cannot be certain that our reserves are adequate. If our reserves are insufficient to cover our actual losses, we would have to increase our reserves and incur charges to our earnings that could be material to our results of operations and financial condition.

Our self-insured retention for workers’ compensation claims is $5.0 million per occurrence in the majority of our self-insured states.

In view of the Company’s favorable historical experience with large catastrophic claims and an opportunity to realize savings from lower excess workers’ compensation insurance premiums, we maintain our self-insured retention at $5.0 million per occurrence, except in Maryland and Colorado where our retention is at $1.0 million and $500,000 per occurrence, respectively. Additionally, Ecole’s retention is at $5.0 million per occurrence for coverage in Arizona. Thus, the Company has financial risk for most workers’ compensation claims under $5.0 million, on a per occurrence basis. This level of per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results and financial condition.

Adverse developments in the market for excess workers’ compensation insurance could lead to increases in our costs.

We are a state-approved self-insured employer for workers’ compensation coverage in California, Oregon, Delaware, Maryland and Colorado, as well as in Washington for our non-PEO services and management employees. To manage our financial exposure in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance with a per occurrence retention of $5.0 million effective January 1, 2007, except in Maryland and Colorado where our retention is at $1.0 million and $500,000 per occurrence, respectively. Additionally, Ecole’s retention is at $5.0 million per occurrence for coverage in Arizona. Changes in the market for excess workers’ compensation insurance may lead to limited availability of such coverage, additional increases in our insurance costs or further increases in our self-insured retention, any of which may have a material adverse effect on our financial condition.

We maintain excess workers’ compensation insurance coverage with American International Group, Inc. (“AIG”) between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with AIG is between $1.0 million and $25.0 million per occurrence, and in Colorado, where coverage with AIG is between $500,000 and statutory limits per occurrence. Ecole’s coverage with AIG is between $5.0 million and statutory limits per occurrence. AIG’s financial losses resulting from credit default swaps combined with the turbulence in worldwide equity and credit markets have adversely impacted AIG. Although AIG’s commercial insurance subsidiary continues to be a fully accepted insurance carrier for all major brokers, should AIG become insolvent or cease to underwrite excess coverage, we could be forced to seek alternative coverage at higher costs, which could have a material negative impact on our results of operations and financial condition.

Economic conditions, particularly in California, may impact our ability to attract new PEO clients and cause our existing PEO clients to reduce staffing levels or cease operations.

Weak economic conditions typically have a negative impact on small and medium size businesses, which make up the majority of our PEO clients. In turn, these businesses could cut costs, including trimming employees from their payrolls, or ceasing operations altogether. In addition, businesses may be reluctant to enter into new PEO arrangements because of the uncertainty regarding the timing of any economic recovery. These forces may result in decreased PEO revenues due both to the downsizing of our current clients and difficulties in attracting new clients, and may also result in additional bad debt expense to the extent that existing clients cease operations.

Our staffing business is vulnerable to economic fluctuations. Companies tend to use fewer temporary employees as economic activity slows, while recruiting employees to fill our customers’ needs becomes increasingly difficult during robust economic periods.

Demand for our staffing services is sensitive to changes in the level of economic activity in the regions in which we do business. As economic activity slows down, companies often reduce their use of temporary employees before undertaking layoffs of permanent staff, resulting in decreased demand for staffing services. A continued significant economic downturn, particularly in the Western United States, could have a material adverse effect on our results of operations and financial condition. During strong economic periods, on the other hand, we often experience shortages of qualified employees to meet customer needs.

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

Increases in unemployment claims could raise our state and federal unemployment tax rates which we may not be able to pass on to our customers.

During weak economic conditions in our markets, the level of unemployment claims tend to rise as a result of employee layoffs at our PEO clients and lack of work in our temporary staffing pool. The rise in unemployment claims often results in higher state and federal unemployment tax rates which in most instances cannot be concurrently passed on to our customers either due to existing PEO contracts or competitive pricing pressures. Increases in our state and federal unemployment tax rates could have a material adverse effect on our results of operations, particularly in the early part of the calendar year when effective payroll tax rates are at or near their maximum.

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

The tax status of our captive insurance subsidiaries could be challenged resulting in an acceleration of income tax payments.

In conjunction with our workers’ compensation program, we operate two wholly owned captive insurance subsidiaries, AICE and Ecole. We recognize the two captives as insurance companies for federal income tax purposes, with respect to our consolidated federal income tax return. In the event the Internal Revenue Service (“IRS”) were to determine that the captives do not qualify as insurance companies, we could be required to make accelerated income tax payments to the IRS that we otherwise would have deferred until future periods.

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

We have completed 27 acquisitions since 1993 and may pursue additional acquisitions and investment opportunities. We cannot assure, however, that we will be able to identify or consummate any additional acquisitions. If we do pursue acquisitions, we may not realize the anticipated benefits of such acquisitions. Acquisitions involve many risks, including risks relating to the assumption of unforeseen liabilities of an acquired business, adverse accounting charges resulting from the acquisition, and difficulties in integrating acquired companies into our business, both from a cultural perspective, as well as with respect to personnel and client retention and technological integration. Acquired liabilities may be significant and may adversely affect our financial condition and results of operations. Our inability to successfully integrate acquired businesses may lead to increased costs, failure to generate expected returns, accounting charges, or even a total loss of amounts invested, any of which could have a material adverse effect on our financial condition and results of operations.

Our business is subject to risks associated with geographic market concentration.

Our California and Oregon operations accounted for approximately 55% and 14%, respectively, of our total net revenues in 2010. As a result of the current importance of our California and Oregon operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in these markets, particularly in California. If these states experience a further economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business in these states or limits our competitive advantages in these markets, our profitability and growth prospects may be materially and adversely affected.

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

Several of our existing or potential competitors have substantially greater financial, technical and marketing resources than we do, which may enable them to:

•	develop and expand their infrastructure and service offerings more quickly and achieve greater cost efficiencies;

•	invest in new technologies;

•	expand operations into new markets more rapidly;

•	devote greater resources to marketing;

•	compete for acquisitions more effectively and complete acquisitions more easily; and

•	aggressively price products and services and increase benefits in ways that we may not be able to match financially.

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

Our industry has at times received negative publicity and had some stigma associated with it that, if it were to become more prevalent, could cause our business to decline.

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

In past years, there has been significant negative publicity relating to the use of staffing or PEO companies to shield employers from poor unemployment history and high unemployment taxes. New legislation enacted at the state or federal level to try to counter this perceived problem could have a material adverse effect on our business by limiting our ability to market our services or making our services less attractive to our customers and potential customers.

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

We provide PEO and staffing services through all 43 of our branch offices. The following table shows the number of branch offices located in each state in which we operate. We also lease office space in other locations in our market areas which we use to recruit and place employees.

Offices	Number of Branch Offices
California	16
Oregon	8
Utah	4
Washington	4
Arizona	2
Colorado	2
Idaho	3
Maryland	2
Delaware	1
North Carolina	1

We lease office space for our branch offices. At December 31, 2010, our leases had expiration dates ranging from less than one year to nine years, with total minimum payments through 2019 of approximately $5.5 million. Our corporate headquarters office in Vancouver, Washington occupies approximately 32 percent of the 63,500 square foot building we purchased during 2005.

Item 3.	LEGAL PROCEEDINGS

See Note 14, Litigation, in the Notes to Consolidated Financial Statements included in Item 15 of this report.

Item 4.	RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table identifies, as of March 31, 2011, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Principal Positions and Business Experience	Officer Since
Michael L. Elich	46	President and Chief Executive Officer	2005

James D. Miller	47	Vice President-Finance, Treasurer and Secretary; Chief Financial Officer; Principal Accounting Officer	1994

Gregory R. Vaughn	55	Vice President and Assistant Secretary	1998

Michael L. Elich joined the Company in October 2001 as Director of Business Development. He was appointed Vice President and Chief Operating Officer in May 2005. He was appointed interim President and Chief Executive Officer in January 2011 upon the death of William W. Sherertz. Effective February 17, 2011, Mr. Elich was elected to serve on the Board of Directors and was made President and Chief Executive Officer. From 1995 to 2001, Mr. Elich served as Executive Vice President and Chief Operating Officer of Skills Resource Training Center, a staffing services company with offices in Oregon, Washington and Idaho that we acquired effective January 1, 2004.

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

Our common stock (the “Common Stock”) trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol “BBSI.” At February 28, 2011, there were 35 stockholders of record and approximately 2,460 beneficial owners of the Common Stock.

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

	High	Low	Cash Dividends Declared
2009
First Quarter	$12.00	$7.92	$0.08
Second Quarter	11.69	9.31	0.08
Third Quarter	11.30	9.47	0.08
Fourth Quarter	12.60	10.07	0.08

2010
First Quarter	$14.50	$11.15	$0.08
Second Quarter	16.00	12.18	0.08
Third Quarter	15.60	12.25	0.08
Fourth Quarter	17.14	14.36	0.09

In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares. The following table summarizes information related to stock repurchases during the quarter ended December 31, 2010.

Month	Shares Repurchased	Average Price Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
October	-	$-	-	1,547,600
November	-	-	-	1,547,600
December	-	-	-	1,547,600

Total	-		-

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2005, until December 31, 2010, for our Common Stock, The Nasdaq Composite Index, and a group of the Company’s current peers in the staffing industry (the “2010 Peer Group”). The 2010 Peer Group is comprised of five companies included in the peer group used to prepare the performance graph included in the Company’s Form 10-K for the year ended December 31, 2009.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2005, in our Common Stock, The Nasdaq Composite Index, and the 2010 Peer Group, and that dividends are reinvested. In accordance with the SEC’s disclosure rules, the stockholder return for each company in the 2010 Peer Group indices has been weighted on the basis of market capitalization as of the beginning of each annual period shown. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/05	12/06	12/07	12/08	12/09	12/10
Barrett Business Services, Inc.	100.00	93.99	73.25	45.42	52.86	68.55
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
Peer Group	100.00	119.61	89.44	62.18	86.10	103.19

Members of Peer Group:
Administaff Inc
CDI Corp.
Kelly Services Inc
Manpower Inc
Robert Half International Inc

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s financial statements and the accompanying notes listed in Item 15 of this report. The Company’s financial statements for the years ended December 31, 2009, 2008, 2007 and 2006 have been restated from amounts previously presented. See Note 2 to the Consolidated Financial Statements included in Item 15 of this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
(In thousands, except per share data)		As Restated, See Note 2 of Notes to Financial Statements
Statement of operations:
Revenues:
Staffing services	$125,738	$116,155	$154,565	$147,221	$123,500
Professional employer service fees	147,385	120,305	125,903	141,992	135,684

Total	273,123	236,460	280,468	289,213	259,184

Cost of revenues:
Direct payroll costs	95,439	87,679	114,440	113,450	92,676
Payroll taxes and benefits	96,660	82,077	85,531	87,822	83,756
Workers’ compensation	36,284	39,765	31,166	29,835	27,472

Total	228,383	209,521	231,137	231,107	203,904

Gross margin	44,740	26,939	49,331	58,106	55,280
Selling, general and administrative expenses	35,429	33,481	36,654	34,688	31,604
Depreciation and amortization	1,395	1,641	1,536	1,387	1,306

Income (loss) from operations	7,916	(8,183)	11,141	22,031	22,370

Loss on impairment of investments	-	-	(3,483)	-	-
Other income:
Investment income, net	849	1,003	2,080	3,183	2,869
Other, net	1,162	637	(26)	(100)	(22)

Total	2,011	1,640	2,054	3,083	2,847

Income (loss) before income taxes	9,927	(6,543)	9,712	25,114	25,217
Provision for (benefit from) income taxes	2,574	(2,598)	3,750	8,953	9,046

Net income (loss)	$7,353	$(3,945)	$5,962	$16,161	$16,171

Basic earnings (loss) per share	$.71	$(.38)	$.55	$1.44	$1.44

Weighted average number of basic shares outstanding	10,333	10,452	10,861	11,247	11,194

Diluted earnings (loss) per share	$.71	$(.38)	$.53	$1.39	$1.39

Weighted average number of diluted shares outstanding	10,372	10,452	11,120	11,654	11,671

Cash dividends per common share	$.33	$.32	$.32	$.29	$.07
Selected balance sheet data:
Cash and marketable securities	$61,356	$57,910	$60,609	$64,913	$73,439
Working capital	44,563	45,301	51,370	52,740	57,942
Total assets	187,884	174,616	172,764	175,466	165,529
Long-term debt, net of current portion	-	-	-	-	-
Stockholders’ equity	95,365	94,932	104,604	108,031	98,628

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business is concentrated in California and Oregon and we expect to continue to derive a majority of our revenues from these markets in the future. Revenues generated in our California and Oregon offices accounted for 69% of our total net revenues in 2010, 67% in 2009 and 65% in 2008. Consequently, any weakness in economic conditions or changes in the regulatory environments in these regions could have a material adverse effect on our financial results.

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

Self-Insured Workers’ Compensation Reserves.  We are self-insured for workers’ compensation coverage in a majority of our employee work sites in Oregon, California, Maryland, Delaware and Colorado and for staffing services and management employees only in Washington. The estimated liability for unsettled workers’ compensation claims represents our best estimate, which includes an evaluation of information provided by our internal claims adjusters and our third-party claims administrators, coupled with management’s use of a third-party actuary. These elements serve as the basis for our overall estimate for workers’ compensation claims liabilities, which include more specifically the following components: case reserve estimates for reported losses, plus additional amounts for estimated future development of reported claims and incurred but not reported claims (together IBNR). Our estimates also include amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. We believe that the amounts recorded for our estimated liabilities are reasonable and objective and are based upon facts and other trends associated with the Company’s historical universe of claims data. Nevertheless, it is possible that adjustments to such estimates may be required in future periods if the development of claim costs varies materially from our estimates and such adjustments, if necessary, could be material to results of operations.

Safety Incentives Liability.  Our accrued safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the expected payout as determined by historical incentive payment trends.

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

Goodwill.  We assess the recoverability of goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management’s current assessment of the carrying value of goodwill indicates there was no impairment as of December 31, 2010. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets whenever events or circumstances occur indicating that goodwill might be impaired.

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

Income Taxes.  Our income taxes are accounted for using an asset and liability approach. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The impact of uncertain tax positions would be recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions would withstand challenge, if any, from taxing authorities. We assess the realization of the deferred income tax assets as significant changes in circumstances may require adjustments during future periods. The amount of the deferred income tax assets actually realized could vary, if there are differences in the timing or amount of future reversals of existing deferred income tax assets or changes in the actual amounts of future taxable income as compared to operating forecasts. If our operating forecast is determined to no longer be reliable due to uncertain market conditions, our long-term forecast may require reassessment. As a result, in the future, a valuation allowance may be required to be established for all or a portion of the deferred income tax assets. Such a valuation allowance could have a significant effect on our future results of operations and financial position.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on the Company’s results of operations and financial condition, refer to Note 1 in the Notes to the Consolidated Financial Statements beginning at page F-6 of this Annual Report on Form 10-K.

Forward-Looking Information

Statements in this Item or in Items 1 and 1A of this Report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned fully licensed captive insurance subsidiaries and becoming self-insured for certain business risks, the financial viability of the Company’s excess insurance carrier, the effectiveness of the Company’s management information systems, payment of future dividends and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, the Company’s ability to retain current customers, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of $61.4 million in cash and marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

During the 2010 year-end financial close process, the Company discovered an error related to legal expenses incurred for the administration of workers’ compensation claims by the Company’s captive insurance subsidiary and determined that the Consolidated Financial Statements for all periods beginning January 1, 2007 should be restated. The Company’s historical accounting method for legal expenses incurred for claims administration had been to recognize the expenses in the period incurred. The error generally resulted in an understatement of workers’ compensation expense, recorded as a component of cost of revenues, and an overstatement of the income tax provision in the consolidated statements of operations for prior periods beginning January 1, 2007. The recorded balances for workers’ compensation claims liabilities and deferred tax assets were also understated.

The Company has also determined to make a conforming change to its accounting method for legal expenses incurred for the administration of workers’ compensation claims that arose prior to the formation of our first captive insurance subsidiary, Associated Insurance Company for Excess (“AICE”), on January 1, 2007. Management believes this change is preferable as the Company’s and its subsidiaries’ financial statement presentation will be consistent and reflect the true ultimate cost to settle our workers’ compensation claims.

As further discussed in Note 2 of our Consolidated Financial Statements in Item 15, we evaluated the effects of these errors and the conforming change in accounting method on prior period consolidated financial statements, in accordance with applicable SEC guidance, and have restated our consolidated financial statements as of and for the years ended December 31, 2009 and 2008, which restated periods are discussed below.

The following table sets forth the percentages of total revenues represented by selected items in the Company’s Statements of Operations for the years ended December 31, 2010, 2009 and 2008, included in Item 15 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company’s financial statements included in Item 15 of this report.

	Percentage of Total Net Revenues
	Year Ended December 31,
		As Restated, See Note 2 of Notes to Financial Statements
	2010	2009	2008
Revenues:
Staffing services	46.0%	49.1%	55.1%
Professional employer service fees	54.0	50.9	44.9

Total	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	34.9	37.1	40.8
Payroll taxes and benefits	35.4	34.7	30.5
Workers’ compensation	13.3	16.8	11.1

Total	83.6	88.6	82.4

Gross margin	16.4	11.4	17.6
Selling, general and administrative expenses	13.0	14.2	13.1
Depreciation and amortization	0.5	0.7	0.5

Income (loss) from operations	2.9	(3.5)	4.0
Loss on impairment of investments	-	-	(1.2)
Other income	0.7	0.7	0.7

Pretax income (loss)	3.6	(2.8)	3.5
Provision for (benefit from) income taxes	0.9	(1.1)	1.4

Net income (loss)	2.7%	(1.7)%	2.1%

We report PEO revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the gross revenues and cost of revenues information for the years ended December 31, 2010 and 2009 set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

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

(in thousands)	Year Ended December 31,
	2010	2009
Revenues:
Staffing services	$125,738	$116,155
Professional employer services	1,111,052	903,731

Total revenues	1,236,790	1,019,886

Cost of revenues:
Direct payroll costs	1,053,748	866,167
Payroll taxes and benefits	96,661	82,077
Workers’ compensation	41,641	44,703

Total cost of revenues	1,192,050	992,947

Gross margin	$44,740	$26,939

A reconciliation of non-GAAP gross revenues to net revenues is as follows for the years ended December 31, 2010 and 2009 (in thousands):

	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2010	2009	2010	2009	2010	2009
Revenues:
Staffing services	$125,738	$116,155	$-	$-	$125,738	$116,155
Professional employer services	1,111,052	903,731	(963,667)	(783,426)	147,385	120,305

Total revenues	$1,236,790	$1,019,886	$(963,667)	$(783,426)	$273,123	$236,460

Cost of revenues:	$1,192,050	$992,947	$(963,667)	$(783,426)	$228,383	$209,521

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Years Ended December 31, 2010 and 2009

Net income for 2010 amounted to $7.4 million, an improvement of $11.3 million over a net loss of $3.9 million for 2009. The increase for 2010 was primarily due to a 15.5% increase in revenues and the recognition of an expense of $11.8 million related to the change in estimate of the workers’ compensation reserve during 2009. Diluted income per share for 2010 was $.71 compared to a diluted loss per share of $.38 for 2009.

Revenues for 2010 totaled $273.1 million, an increase of approximately $36.7 million or 15.5%, which reflects an increase in both the Company’s PEO service fee revenue and staffing service revenue. PEO service fee revenue increased approximately $27.1 million or 22.5% over 2009 primarily due to growth in new customers as PEO business from new customers during 2010 exceeded our lost PEO business from former customers. PEO revenue from continuing customers reflected a small increase on a year-over-year basis. Staffing service revenue increased approximately $9.6 million or 8.3% over 2009 primarily due to an increase in demand for our staffing services from existing customers in our northwest and intermountain markets. During 2010, the Company served approximately 1,820 PEO clients, which compares to approximately 1,620 PEO clients during 2009. During 2010, the Company served approximately 1,750 staffing service customers, which compares to 1,800 during 2009. The decline in economic activity and associated reductions in employment levels in the Company’s market areas in late 2008 and 2009 continue to impact our existing client base, resulting in ongoing pressure on demand for the Company’s staffing services.

Gross margin for 2010 totaled approximately $44.7 million, which represented an increase of $17.8 million or 66.1% over 2009, primarily due to a 15.5% increase in revenues, the inclusion of the $11.8 million additional workers’ compensation expense adjustment in 2009, and a decline in direct payroll costs, as a percentage of revenues. The gross margin percent increased from 11.4% of revenues for 2009 to 16.4% for 2010. Workers’ compensation expense, as a percent of revenues, decreased from 16.8% in 2009 to 13.3% in 2010. Workers’ compensation expense for 2010 totaled $36.3 million, which compares to $39.8 million for 2009. This decrease was primarily due to the $11.8 million additional workers’ compensation expense adjustment recognized in 2009. The decrease in direct payroll costs, as a percentage of revenues, from 37.1% for 2009 to 34.9% for 2010 reflects the moderate shift in the overall mix of services from staffing services to PEO services in the Company’s customer base and the effect of each customer’s unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, from 34.7% for 2009 to 35.4% for 2010, was principally due to higher statutory state unemployment tax rates in various states in which the Company operates in 2010 as compared to 2009 and to a relative shift in business mix to PEO services, as to which payroll taxes and benefits are presented at gross cost while the related direct payroll costs are netted against PEO services revenue. We expect gross margin as a percentage of total revenues to continue to be influenced by fluctuations in the mix between staffing and PEO services, as well as changes to our estimates for workers’ compensation claims liabilities, if necessary.

Selling, general and administrative (“SG&A”) expenses consist of compensation and other expenses relating to the operation of our headquarters and our branch offices and the marketing of our services. SG&A expenses for 2010 amounted to approximately $35.4 million, an increase of $1.9 million or 5.8% over 2009. The increase in dollars over 2009 was primarily attributable to higher profit sharing due to improved profitability and to an increased level of business activity. SG&A expenses, as a percentage of revenues, decreased from 14.2% in 2009 to 13.0% in 2010.

Other income for 2010 was $2.0 million compared to other income of $1.6 million for 2009. The increase in other income for 2010 was primarily attributable to increased gains on the sales of certain marketable securities as compared to 2009.

Our effective income tax rate for 2010 was 25.9%, as compared to (39.7%) for 2009. The provision for income taxes included higher current year employment tax credits for 2010, a benefit of $434,000 primarily from a reduction to a deferred tax asset allowance as sales of certain marketable securities during 2010 allowed the Company to apply current year capital losses to 2009 capital gains and to benefit from additional prior year employment tax credits resulting from the Company amending its 2008 federal tax return.

At December 31, 2010, we had deferred income tax assets of $6.1 million, which consist of temporary differences between taxable income for financial accounting and tax purposes, which will reduce taxable income in future years. We assess the realization of the deferred income tax assets as significant changes in circumstances may require adjustments during future periods. Although realization is not assured, management has concluded that it is more likely than not that the remaining deferred income tax assets will be realized, principally based upon projected taxable income for the next two years. The amount of the deferred income tax assets actually realized could vary, if there are differences in the timing or amount of future reversals of existing deferred income tax assets or changes in the actual amounts of future taxable income as compared to operating forecasts. If our operating forecast is determined to no longer be reliable due to uncertain market conditions, our long-term forecast may require reassessment. As a result, in the future, a valuation allowance may be required to be established for all or a portion of the deferred income tax assets. Such a valuation allowance could have a significant effect on our future results of operations and financial position.

Years Ended December 31, 2009 and 2008

Net loss for 2009 amounted to $3.9 million, a decline of $9.9 million from net income of $6.0 million for 2008. The decline for 2009 was primarily due to lower revenues and lower gross margin dollars principally due to an $11.8 million increase in workers’ compensation expense resulting from the Company’s change in estimate of its workers’ compensation reserves during the second quarter of 2009. Diluted loss per share for 2009 was $.38 compared to a diluted earnings per share of $.53 for 2008.

Revenues for 2009 totaled $236.5 million, a decrease of approximately $44.0 million or 15.7%, which reflects a decline in both the Company’s staffing service revenue and PEO service fee revenue. Staffing service revenue decreased approximately $38.4 million or 24.9% from 2008 primarily due to a significant decline in demand for our staffing services from existing customers in the majority of our markets. PEO service fee revenue decreased approximately $5.6 million or 4.4% from 2008 primarily due to a decline in business as a result of decreased hours worked at our existing PEO customer worksites, partially offset by the net effect of the addition of new customers. During 2009, the Company served approximately 1,800 staffing service customers, which compares to 2,300 during 2008. During 2009, the Company served approximately 1,620 PEO clients, which compares to approximately 1,415 PEO clients during 2008. Offsetting the increase in the number of PEO clients served in 2009 was a decline in the average number of PEO employees and worker hours per client.

Gross margin for 2009 totaled approximately $26.9 million, which represented a decrease of $22.4 million or 45.4% from 2008, primarily due to the $11.8 million additional workers’ compensation expense adjustment, a 15.7% decline in revenues and higher payroll taxes and benefits as a percentage of revenues. The gross margin percent decreased from 17.6% of revenues for 2008 to 11.4% for 2009. Workers’ compensation expense, as a percent of revenues, increased from 11.1% in 2008 to 16.8% in 2009. Workers’ compensation expense for 2009 totaled $39.8 million, which compares to $31.2 million for 2008. This increase was primarily due to the $11.8 million additional workers’ compensation expense adjustment. The increase in payroll taxes and benefits, as a percentage of revenues, from 30.5% for 2008 to 34.7% for 2009, was principally due to higher statutory state unemployment tax rates in various states in which the Company operates in 2009 as compared to 2008 and to an increase in business mix of PEO services where payroll taxes and benefits are presented at gross cost whereas the related direct payroll costs are netted against PEO services revenue. The decrease in direct payroll costs, as a percentage of revenues, from 40.8% for 2008 to 37.1% for 2009 reflects the moderate shift in the overall mix of services from staffing services to PEO services in the Company’s customer base and the effect of each customer’s unique mark-up percent.

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

SG&A expenses for 2009 amounted to approximately $33.5 million, a decrease of $3.2 million or 8.7% from 2008. SG&A expenses, as a percentage of revenues, increased from 13.1% in 2008 to 14.2% in 2009. The decrease in dollars from 2008 was primarily attributable to lower profit sharing and an overall reduction in variable operating expenses due to the decline in business activity and profitability.

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

Our effective income tax rate for 2009 was (39.7%), as compared to 38.6% for 2008. The effective rate for 2009 was primarily attributable to the Company’s loss before income taxes coupled with higher federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash position of $30.9 million at December 31, 2010, decreased by $5.7 million from December 31, 2009, which compares to a decrease of $5.5 million for the year ended December 31, 2009. The decrease in cash at December 31, 2010, as compared to December 31, 2009, was primarily due to net purchases of marketable securities of $12.1 million, an increase in accounts receivable of $4.5 million, payment of cash dividends of $3.4 million and the Company’s repurchase of its common stock of $3.4 million, partially offset by net income of $7.4 million and an increase in accrued payroll, payroll taxes and benefits of $7.3 million and a decrease in income taxes receivable of $3.8 million. The decrease in cash at December 31, 2009 was primarily due to net loss of $3.9 million, payment of cash dividends of $3.4 million, the Company’s repurchase of its common stock of $3.0 million and an increase of $4.3 million in income taxes receivable, partially offset by a $11.6 million increase in workers’ compensation claims liabilities.

Net cash provided by operating activities for 2010 amounted to $17.9 million, as compared to net cash provided by operating activities of $3.0 million for 2009. For 2010, cash flow was primarily provided by net income of $7.4 million, an increase of $7.3 million in accrued payroll, payroll taxes and related benefits, and a decrease in income taxes receivable of $3.8 million, partially offset by an increase in accounts receivable of $4.5 million.

Net cash used in investing activities totaled $16.9 million for 2010, compared to net cash used in investing activities of $2.7 million for 2009. For 2010, the cash from investing activities was principally used in purchases of $35.2 million of marketable securities and net purchases of $2.8 million of restricted marketable securities, offset in part by proceeds from sales and maturities of marketable securities of $23.1 million. The Company presently has no material long-term capital commitments.

The Company’s investment policy regarding its marketable securities focuses on the preservation of principal and the maintenance of a high degree of liquidity. The investment policy requires credit ratings of its investments to be rated BBB-/Baa3, or better.

Net cash used in financing activities for 2010 was $6.8 million compared to net cash used in financing activities of $5.9 million for 2010. For 2010, the principal uses of cash for financing activities were for the Company’s cash dividends of $3.4 million paid to holders of the Company’s common stock and the Company’s repurchase of 267,000 shares of its common stock for $3.4 million.

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

The Company is a party to a Standby Letter of Credit Agreement dated as of June 30, 2009 (the “Credit Agreement”) with its principal bank. The Credit Agreement provides for standby letters of credit as to which there were $6.7 million outstanding at December 31, 2010 in connection with various surety deposit requirements for workers’ compensation purposes.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) to maintain net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end; (2) to maintain liquid assets (defined as unencumbered cash, cash equivalents, and publicly traded and quoted marketable securities) having an aggregate fair market value at all times not less than $10.0 million, determined as of the end of each fiscal quarter; and (3) to not borrow or permit to exist indebtedness (other than from or to the bank), or mortgage, pledge, grant, or permit to exist a security interest in, or a lien upon, all or any portion of the Company’s assets now owned or hereafter acquired, except for purchase money indebtedness (and related security interests) which does not at any time exceed $500,000. The Company was in compliance with all covenants at December 31, 2010.

The Company is self-insured for certain business insurance risks such as general liability, errors and omissions and umbrella coverage. It is the Company’s determination that the risk of loss for such coverage is remote. Management may explore in the future more cost effective vehicles to provide higher limits of coverage, as well as coverages provided by the Company’s captive insurance companies.

The Company maintains a Board authorized stock repurchase program to repurchase common shares from time to time in open market purchases. During November 2007, the Board approved an increase in the total number of shares to be repurchased under the program up to a total of 1.0 million common shares, up from the initial authorization of 500,000 shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares. The repurchase program currently permits approximately 1.5 million of additional shares to be repurchased as of December 31, 2010. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances and other available resources.

Management expects that current liquid assets, coupled with the funds anticipated to be generated from operations, will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2010, including commitments for future payments under non-cancelable lease arrangements and long-term workers’ compensation liabilities and other long-term liabilities, are summarized below:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
(in thousands)	Total	1 year	years	years	5 years
Operating leases	$5,544	$2,346	$2,314	$795	$89
Long-term workers’ compensation claims liabilities for catastrophic injuries	745	71	146	147	381
Other long-term liabilities	500	-	-	500	-

Total contractual cash obligations	$6,789	$2,417	$2,460	$1,442	$470

Inflation

Inflation generally has not been a significant factor in the Company’s operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers’ compensation claims.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of December 31, 2010, the Company’s investment portfolio consisted principally of approximately $27.0 million in tax-exempt money market funds, $23.0 million in tax-exempt municipal bonds with an average maturity of 199 days, and approximately $6.8 million in corporate bonds. Based on the Company’s overall interest exposure at December 31, 2010, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 15.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of December 31, 2010 in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Our Company’s financial statements in this Form 10-K fairly present, in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining for our Company adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. This evaluation was based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management identified the following material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected.

The Company did not have effective controls to provide assurance as to the appropriate selection and implementation of accounting methods with respect to accounting for its legal fees incurred by its captive insurance subsidiary for the administration of workers’ compensation claims.

This material weakness resulted in the adjustment of workers’ compensation claims liabilities, deferred taxes, workers’ compensation expense, (which is a component of cost of revenues) and income tax expense. The restatement of the consolidated financial statements is applicable to the years ended December 31, 2009, 2008 and 2007. The consolidated financial statements contained in this Annual Report on Form 10-K reflect such adjustments.

As a result of the material weakness in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010 based on the criteria in Internal Control—Integrated Framework issued by COSO.

The independent registered public accounting firm, Moss Adams LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2010, which is included herein.

Remediation of Material Weakness

Promptly following the identification of the material weakness as described above, management has been actively engaged in the planning for, and implementation of, remediation efforts. During the quarter ended March 31, 2011, the Company implemented changes in its control process, which it believes will remediate the control deficiencies in its financial reporting. Management has implemented a more formalized process for reviewing accounting policies, reviewing and establishing appropriate accounting policies when forming new subsidiaries and improving management’s industry specific accounting knowledge. Additionally, under the direction of the Audit Committee, management will continue to review and make any changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing improvements in policies and procedures.

Management believes the measures described above will remediate the material weakness that existed as of December 31, 2010, and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Barrett Business Services, Inc.

We have audited the internal control over financial reporting of Barrett Business Services, Inc. (“the Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment : The Company did not have effective controls to provide assurance as to the appropriate selection and implementation of accounting methods with respect to accounting for its legal fees incurred by its captive insurance subsidiary for the administration of workers’ compensation claims. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated April 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Portland, Oregon

April 1, 2011

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 concerning directors and executive officers of the Company appears under the heading “Executive Officers of the Registrant” on page 20 of this report or is incorporated into this report by reference to the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed within 120 days of the Company’s fiscal year end of December 31, 2010 (the “Proxy Statement”). The additional required information is included under the following headings of the Proxy Statement; Item 1 – “Election of Directors,” “Stock Ownership by Principal Stockholders and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics.”

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

Information required by this Item 12 concerning the security ownership of certain beneficial owners and management is incorporated into this report by reference to the Proxy Statement, in which required information is set forth under the headings “Stock Ownership of Principal Stockholders and Management—Beneficial Ownership Table” and “Equity Compensation Plan Information.”

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

BARRETT BUSINESS SERVICES, INC.

AUDITED ANNUAL CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Barrett Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barrett Business Services, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has restated its 2009 and 2008 consolidated financial statements.

As discussed in Note 2, the Company has changed its method of accounting for legal expenses incurred for the administration of workers’ compensation claims that arose prior to the formation of its captive insurance subsidiary.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2011 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Moss Adams LLP

Portland, Oregon

April 1, 2011

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2010 and 2009

(In Thousands, Except Par Value)

	2010	2009
ASSETS		As Restated, See Note 2
Current assets:
Cash and cash equivalents	$30,924	$36,671
Marketable securities	24,511	13,766
Trade accounts receivable, net	37,596	33,070
Income taxes receivable	2,356	6,192
Prepaid expenses and other	1,798	979
Deferred income taxes	6,101	4,697

Total current assets	103,286	95,375

Marketable securities	5,921	7,473
Property, equipment and software, net	15,037	14,795
Restricted marketable securities and workers’ compensation deposits	8,811	2,666
Other assets	3,094	3,104
Workers’ compensation receivables for insured losses and recoveries	3,915	3,865
Goodwill, net	47,820	47,338

	$187,884	$174,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$964	$1,117
Accrued payroll, payroll taxes and related benefits	37,525	30,244
Other accrued liabilities	442	499
Workers’ compensation claims liabilities	14,768	13,777
Safety incentives liability	5,024	4,437

Total current liabilities	58,723	50,074

Long-term workers’ compensation claims liabilities	21,847	19,451
Long-term workers’ compensation claims liabilities for insured claims	2,686	2,729
Deferred income taxes	7,841	5,903
Customer deposits and other long-term liabilities	1,422	1,527
Commitments and contingencies (Notes 9 and 14)
Stockholders’ equity:
Preferred stock, $.01 par value; 500 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value; 20,500 shares authorized, 10,202 and 10,466 shares issued and outstanding	102	105
Additional paid-in capital	25,164	28,358
Accumulated other comprehensive (loss) income	(65)	256
Retained earnings	70,164	66,213

	95,365	94,932

	$187,884	$174,616

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2010, 2009 and 2008

(In Thousands, Except Per Share Amounts)

	2010	2009	2008
		As Restated, See Note 2
Revenues:
Staffing services	$125,738	$116,155	$154,565
Professional employer service fees	147,385	120,305	125,903

	273,123	236,460	280,468

Cost of revenues:
Direct payroll costs	95,439	87,679	114,440
Payroll taxes and benefits	96,660	82,077	85,531
Workers’ compensation	36,284	39,765	31,166

	228,383	209,521	231,137

Gross margin	44,740	26,939	49,331
Selling, general and administrative expenses	35,429	33,481	36,654
Depreciation and amortization	1,395	1,641	1,536

Income (loss) from operations	7,916	(8,183)	11,141

Loss on impairment of investments	-	-	(3,483)
Other income:
Investment income, net	849	1,003	2,080
Other	1,162	637	(26)

	2,011	1,640	2,054

Income (loss) before income taxes	9,927	(6,543)	9,712
Provision for (benefit from) income taxes	2,574	(2,598)	3,750

Net income (loss)	$7,353	$(3,945)	$5,962

Basic earnings (loss) per share	$.71	$(.38)	$.55

Weighted average number of basic shares outstanding	10,333	10,452	10,861

Diluted earnings (loss) per share	$.71	$(.38)	$.53

Weighted average number of diluted shares outstanding	10,372	10,452	11,120

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2010, 2009 and 2008

(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	As Restated, See Note 2
	Shares	Amount			Retained Earnings	Total
Balance, December 31, 2007	11,127	$111	$38,418	$(1,516)	$71,018	$108,031
Common stock issued on exercise of options	170	2	939	-	-	941
Tax benefit of stock option exercises	-	-	69	-	-	69
Company repurchase of common stock	(714)	(7)	(8,467)	-	-	(8,474)
Cash dividend on common stock	-	-	-	-	(3,466)	(3,466)
Recognized loss on impairment of investments	-	-	-	1,475	-	1,475
Unrealized holding gains on marketable securities, net of tax	-	-	-	66	-	66
Net income, as restated, see Note 2	-	-	-	-	5,962	5,962

Balance, December 31, 2008	10,583	106	30,959	25	73,514	104,604
Common stock issued on exercise of options	265	-	23	-	-	23
Tender of common stock related to exercise of options	(69)	-	(162)	-	-	(162)
Stock option compensation expense, net of tax	-	-	100	-	-	100
Tax benefit of stock option exercises	-	-	449	-	-	449
Company repurchase of common stock	(313)	(1)	(3,011)	-	-	(3,012)
Cash dividend on common stock	-	-	-	-	(3,356)	(3,356)
Unrealized holding gains on marketable securities, net of tax	-	-	-	231	-	231
Net loss, as restated, see Note 2	-	-	-	-	(3,945)	(3,945)

Balance, December 31, 2009	10,466	105	28,358	256	66,213	94,932
Common stock issued on exercise of options	3	-	17	-	-	17
Stock option compensation expense, net of tax	-	-	192	-	-	192
Tax benefit of stock option exercises	-	-	9	-	-	9
Company repurchase of common stock	(267)	(3)	(3,412)	-	-	(3,415)
Cash dividend on common stock	-	-	-	-	(3,402)	(3,402)
Unrealized holding losses on marketable securities, net of tax	-	-	-	(76)	-	(76)
Realized gains on sale of marketable securities, net of tax	-	-	-	(245)	-	(245)
Net income	-	-	-	-	7,353	7,353

Balance, December 31, 2010	10,202	$102	$25,164	$(65)	$70,164	$95,365

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

(In Thousands)

	2010	2009	2008
		As Restated, See Note 2
Cash flows from operating activities:
Net income (loss)	$7,353	$(3,945)	$5,962
Reconciliations of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,395	1,641	1,536
(Gains) losses recognized on marketable securities	(950)	(639)	3,554
Purchase of trading marketable securities	-	-	(100)
Gain recognized on sale and leaseback	(122)	(122)	(122)
Deferred income taxes	746	676	1,563
Share based compensation	192	100	-
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(4,526)	1,319	2,284
Income taxes receivable	3,836	(4,346)	(664)
Prepaid expenses and other	(819)	461	896
Accounts payable	(153)	236	(635)
Accrued payroll, payroll taxes and related benefits	7,281	(2,214)	(1,257)
Other accrued liabilities	(182)	(403)	(162)
Workers’ compensation claims liabilities	3,294	11,567	2,681
Safety incentives liability	587	(189)	(1,285)
Customer deposits, long-term liabilities and other assets, net	14	(1,117)	(85)

Net cash provided by operating activities	17,946	3,025	14,166

Cash flows from investing activities:
Cash paid for acquisitions, including other direct costs	(375)	-	(5,860)
Purchase of property and equipment, net of amounts purchased in acquisitions	(1,606)	(881)	(830)
Proceeds from sales and maturities of marketable securities	23,119	27,518	91,198
Purchase of marketable securities	(35,207)	(29,344)	(55,356)
Proceeds from maturities of restricted marketable securities	4,697	3,979	3,390
Purchase of restricted marketable securities	(7,530)	(3,944)	(3,341)

Net cash (used in) provided by investing activities	(16,902)	(2,672)	29,201

Cash flows from financing activities:
Proceeds from credit-line borrowings	-	323	5,667
Payments on credit-line borrowings	-	(323)	(5,667)
Proceeds from the exercise of stock options	17	23	941
Dividends paid	(3,402)	(3,356)	(3,466)
Repurchase of common stock	(3,415)	(3,012)	(8,474)
Tax benefit of stock option exercises	9	449	69

Net cash used in financing activities	(6,791)	(5,896)	(10,930)

Net (decrease) increase in cash and cash equivalents	(5,747)	(5,543)	32,437
Cash and cash equivalents, beginning of year	36,671	42,214	9,777

Cash and cash equivalents, end of year	$30,924	$36,671	$42,214

Supplemental schedule of noncash investing activities:
Acquisitions of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$357	$-	$5,830
Intangible assets acquired	15	-	15
Tangible assets acquired	3	-	15

Net cash paid for acquisitions	$375	$-	$5,860

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Operations and Significant Accounting Policies

Nature of operations

Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), a Maryland corporation, is engaged in providing both staffing and professional employer organization (“PEO”) services to a diversified group of customers through a network of branch offices throughout California, Oregon, Washington, Idaho, Arizona, Utah, Colorado, Maryland, Delaware and North Carolina. Approximately 69%, 67% and 65%, respectively, of our revenue during 2010, 2009 and 2008 were attributable to our California and Oregon operations.

The Company operates a wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”). AICE is a fully licensed captive insurance company holding a certificate of authority from the Arizona Department of Insurance. The purpose of AICE is twofold: (1) to provide access to more competitive and cost effective insurance markets and (2) to provide additional flexibility in cost effective risk management. The captive handles only workers’ compensation claims occurring on or after January 1, 2007. AICE also provides general liability insurance coverage for BBSI on an as requested basis by third parties such as landlords and other vendors.

Effective January 5, 2010, the Company formed a wholly owned insurance company, Ecole Insurance Company (“Ecole”). Ecole is a fully licensed insurance company holding a certificate of authority from the Arizona Department of Insurance. Ecole provides workers’ compensation coverage to the Company’s employees working in Arizona for claims occurring on or after March 1, 2010. The restricted capital used to capitalize the insurance company was approximately $6.1 million and is included in restricted marketable securities and workers’ compensation deposits in our consolidated balance sheets as a result of the capital requirement.

Principles of consolidation

The accompanying financial statements are prepared on a consolidated basis. All significant intercompany account balances and transactions between BBSI, AICE, Ecole and BBS I, LLC, the aircraft subsidiary which owns an aircraft for management’s operational travel needs, have been eliminated in consolidation.

Revenue recognition

We recognize revenue as services are rendered by our workforce. Staffing services are engaged by customers to meet short-term and long-term personnel needs. PEO services are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, which cover all employees at a particular work site. Our PEO contracts are renewable on an annual basis and typically require 30 days’ written notice to cancel or terminate the contract by either party. Our PEO contracts provide for immediate termination upon any default of the client regardless of when notice is given. We report PEO revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to

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

Cost of revenues

Our cost of revenues for staffing services is comprised of direct payroll costs, employer payroll related taxes and employee benefits and workers’ compensation. Our cost of revenues for PEO services includes employer payroll related taxes and workers’ compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers’ compensation costs consist primarily of the costs associated with our self-insured workers’ compensation program, such as claims reserves, claims administration fees, legal fees, state administrative agency fees and excess insurance premiums for catastrophic injuries.

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

Marketable securities

As of December 31, 2010, the Company’s marketable securities consisted of tax-exempt municipal securities, variable rate demand notes (“VRDN”), equity securities and corporate bonds. We determine the appropriate classification for certain investments in debt and equity securities, and classify our marketable securities as trading, available-for-sale or held-to-maturity. The Company classifies municipal securities, VRDN, the closed-end bond funds and certain of its corporate bonds, as available for

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

Restricted marketable securities

At December 31, 2010 and 2009, restricted marketable securities consisted primarily of governmental debt instruments with maturities generally from 180 days to two years (see Note 3 and Note 6). At December 31, 2010 and 2009, the approximate fair value of restricted marketable securities equaled their approximate amortized cost. Restricted marketable securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of restricted marketable securities are included in other income (expense) on our consolidated statements of operations.

Allowance for doubtful accounts

We must make estimates of the collectibility of our accounts receivable for services provided to our customers. Our management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Our allowance for doubtful accounts activity is summarized as follows (in thousands):

	2010	2009	2008
Balance at January 1,
Allowance for doubtful accounts	$516	$409	$100
Charges to expense	150	500	449
Write-offs of uncollectible accounts, net of recoveries	(292)	(393)	(140)
Balance at December 31,

Allowance for doubtful accounts	$374	$516	$409

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Income taxes

Our income taxes are accounted for using an asset and liability approach. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. A valuation allowance is recorded against deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company’s forecast of the reversal of temporary differences, future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement As facts and circumstances change, we reassess these probabilities and would record any changes in the financial statements as appropriate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Business combinations

We account for business combinations using the acquisition method of accounting. Expenses incurred in connection with a business combination are expensed as incurred. Changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measured period are recognized in earnings.

Goodwill and intangible assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The Company has one reporting unit and evaluates the carrying value of goodwill annually at December 31. No impairment has been recognized in the periods presented.

Our intangible assets with definite lives are amortized on a straight-line basis over their estimated economic useful lives.

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

Impairment of long-lived assets

Long-lived assets, such as property and equipment and acquired intangibles subject to amortization, are reviewed for impairment annually, or whenever events or changes in circumstances indicate that the remaining estimated useful life may warrant revision or that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, significant under-performance relative to expected and/or historical results (such as two years of significant sales declines or two years of significant negative operating cash flows), significant negative industry or economic trends, or knowledge of transactions involving the sale of similar property at amounts below the carrying value.

Assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If the carrying amount of an asset group exceeds the estimated, undiscounted future cash flows expected to be generated by the asset, then an impairment charge is recognized to the extent the carrying amount exceeds the asset’s fair value. In determining fair value, management considers current results, trends, future prospects, and other economic factors.

Workers’ compensation claims liabilities

The Company is a self-insured employer for workers’ compensation coverage for its employees (including employees subject to PEO contracts) working in California, Oregon, Maryland, Delaware and Colorado. In the state of Washington, state law allows only our staffing services and management employees to be covered under the Company’s self-insured program. Additionally, effective March 1, 2010, employees working in Arizona were eligible for coverage through Ecole.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Workers’ compensation claims liabilities (Continued)

The estimated liability for unsettled workers’ compensation claims represents our best estimate, which includes an evaluation of information provided by our internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future cost development of reported claims and incurred but not reported claims (together, IBNR) provided by the Company’s independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts for estimated future development of reported claims and incurred but not reported claims as well as estimates for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon contract year-to-date payroll and the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third party administrator and the expected payout as determined by historical incentive payment trends. Safety incentive expense is netted against PEO services revenue in our consolidated statements of operations.

Customer deposits

We require deposits from certain PEO customers to cover a portion of our accounts receivable due from such customers in the event of default of payment.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Comprehensive income (loss) is summarized in the following table (in thousands):,

	Year Ended December 31,
		As Restated, See Note 2
	2010	2009	2008
Net income (loss)	$7,353	$(3,945)	$5,962
Unrealized holding (losses) gains on marketable securities, net of tax	(76)	231	66
Recognized loss on impairment of investments	-	-	1,475
Reclassification of realized gains on sales of marketable securities, net of tax	(245)	-	-

Comprehensive income (loss)	$7,032	$(3,714)	$7,503

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

Statements of cash flows

Interest paid during 2010, 2009 and 2008 did not materially differ from interest expense. Income taxes paid by the Company in 2010, 2009 and 2008 totaled $1.8 million, $551,000 and $2.8 million, respectively.

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

Basic and diluted earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
Weighted average number of basic shares outstanding	10,332,685	10,451,901	10,860,582
Assumed exercise of stock options, net of shares assumed repurchased at average market price during the period using proceeds received upon exercise of options	39,775	-	259,132

Weighted average number of diluted shares outstanding	10,372,460	10,451,901	11,119,714

As a result of the net loss reported for the year ended December 31, 2009, 120,690 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2010 presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows, working capital or stockholders’ equity.

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

Recent Accounting Pronouncements

We believe that we have implemented the accounting pronouncements with a material impact on our consolidated financial statements and do not believe there are any new or pending pronouncements that will materially impact our financial position or results of operations.

2.	Restatement of prior periods

During the 2010 year-end financial close process, the Company identified an error related to legal fees incurred for the administration of workers’ compensation claims by the Company’s captive insurance subsidiary, Associated Insurance Company for Excess (“AICE”), which was formed on January 1, 2007. The Company’s historical accounting method for legal expenses incurred for claims administration had been to recognize the expenses in the period incurred. The Company’s captive insurance subsidiary is subject to industry specific authoritative accounting guidance that requires the insurance subsidiary to include an estimate for such legal fees in its workers’ compensation claims liabilities. Therefore, the Company’s method of recording legal fees in the period incurred for claims administration was determined to be an error. As a result, the Company has restated all periods to reflect the correction of this error.

The Company has also determined to make a conforming change to its accounting method for legal expenses incurred for the administration of workers’ compensation claims that arose prior to the formation of AICE. As such, the Company has changed its method of recognizing legal fees in the period incurred to a method that recognizes an estimate for legal fees expected to be incurred related to the administration of workers’ compensation claims. With this change, such estimated legal fees are accrued as part of the Company’s workers’ compensation claims liabilities. Management believes this change is preferable as the Company and its subsidiaries will have consistent accounting policies and the workers’ compensation claims liabilities as of the end of each period will reflect the total estimated cost to settle our workers’ compensation claims.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Restatement of prior periods (Continued)

The impact of the restatement and the change in accounting method, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

	Consolidated Balance Sheet Information
	as of December 31, 2009
(in thousands)	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Income taxes receivable	$4,274	$1,508	$410	$1,918	$6,192
Deferred income taxes—current	4,071	492	134	626	4,697
Workers’ compensation claims liabilities	10,509	2,596	672	3,268	13,777
Long-term workers’ compensation claims liabilities	14,560	3,817	1,074	4,891	19,451
Deferred income taxes—noncurrent	6,323	(330)	(90)	(420)	5,903
Retained earnings	71,408	(5,724)	529	(5,195)	66,213

	Consolidated Statements of Operations Information for the Years Ended
	December 31, 2009
(in thousands, except per share amounts)	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Cost of revenues	$210,865	$237	$(1,581)	$(1,344)	$209,521
Gross margin	25,595	(237)	1,581	1,344	26,939
Loss from operations	(9,527)	(237)	1,581	1,344	(8,183)
Loss before income taxes	(7,887)	(237)	1,581	1,344	(6,543)
Benefit from income taxes	(3,119)	(92)	613	521	(2,598)
Net loss	(4,768)	(145)	968	823	(3,945)
Basic loss per share	(0.46)	(0.01)	0.09	0.08	(0.38)
Diluted loss per share	(0.46)	(0.01)	0.09	0.08	(0.38)

	December 31, 2008
	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Cost of revenues	$230,858	$2,264	$(1,985)	$279	$231,137
Gross margin	49,610	(2,264)	1,985	(279)	49,331
Income from operations	11,420	(2,264)	1,985	(279)	11,141
Income before income taxes	9,991	(2,264)	1,985	(279)	9,712
Provision for income taxes	3,728	177	(155)	22	3,750
Net income	6,263	(2,441)	2,140	(301)	5,962
Basic income per share	0.58	(0.22)	0.19	(0.03)	0.55
Diluted income per share	0.56	(0.22)	0.19	(0.03)	0.53

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Restatement of prior periods (Continued)

	Consolidated Statements of Stockholders’ Equity for the Years Ended
	December 31, 2008 and 2009
(in thousands)	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Retained earnings, December 31, 2007	$76,735	$(3,139)	$(2,578)	$(5,717)	$71,018
Stockholders’ equity, December 31, 2007	113,748	(3,139)	(2,578)	(5,717)	108,031
Net income for the year ended December 31, 2008	6,263	(2,440)	2,139	(301)	5,962
Retained earnings, December 31, 2008	79,532	(5,579)	(439)	(6,018)	73,514
Stockholders’ equity, December 31, 2008	110,622	(5,579)	(439)	(6,018)	104,604
Net loss for the year ended December 31, 2009	(4,768)	(145)	968	823	(3,945)
Retained earnings, December 31, 2009	71,408	(5,724)	529	(5,195)	66,213
Stockholders’ equity, December 31, 2009	100,127	(5,724)	529	(5,195)	94,932

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009
(in thousands)	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Net loss	$(4,768)	$(145)	$968	$823	$(3,945)
Reconciliations of net loss to cash provided by operating activities:
Deferred income taxes	83	244	349	593	676
Income taxes receivable	(4,274)	(308)	236	(72)	(4,346)
Workers’ compensation claims liabilities	12,911	237	(1,581)	(1,344)	11,567
Net cash provided by operating activities	3,025	-	-	-	3,025

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Restatement of prior periods (Continued)

	December 31, 2008
	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Net income	$6,263	$(2,440)	$2,139	$(301)	$5,962
Reconciliations of net income to cash provided by operating activities:
Deferred income taxes	877	(79)	765	686	1,563
Income taxes receivable	-	(699)	35	(664)	(664)
Workers’ compensation claims liabilities	2,402	2,263	(1,984)	279	2,681
Net cash provided by operating activities	14,166	-	-	-	14,166

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

At December 31, 2010, we had significant concentrations of credit risk as follows:

-	Cash and cash equivalents—approximately $27.0 million of the Company’s cash and cash equivalents at December 31, 2010 were invested in tax-exempt money market funds.

-	Marketable securities—All investments are held in publicly-traded securities, which includes $23.0 million, at fair value, in municipal bonds.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

4.	Fair Value Measurement

The Company has determined that its marketable securities should be presented at their fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1—quoted prices in active markets for identical securities;

•	Level 2—other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3—significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The Company has determined that its equity securities components of its marketable securities fall into the Level 1 category. The Company has also determined that its municipal bonds, VRDN and corporate bonds components fall into the Level 2 category. There were no assets or liabilities where Level 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

4.	Fair Value Measurement (Continued)

Marketable securities consist of the following (in thousands):

	December 31, 2010			December 31, 2009
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Current:
Trading:
Equity securities	$349	$21	$370	$349	$(24)	$325	1
Available-for-sale:
Municipal bonds	22,997	(32)	22,965	11,637	-	11,637	2
Corporate bonds	861	15	876	-	-	-	2
Variable rate demand notes	300	-	300	400	-	400	2
Closed-end bond funds	-	-	-	491	402	893	1
U.S. treasuries	-	-	-	511	-	511	1

	$24,507	$4	$24,511	$13,388	$378	$13,766

Long term:
Available-for-sale:
Corporate bonds	$5,513	$(39)	$5,474	$6,947	$89	$7,036	2
Held-to-maturity:
Corporate bonds	447	-	447	437	-	437	2

	$5,960	$(39)	$5,921	$7,384	$89	$7,473

During the year ended December 31, 2010, the Company realized $922,000 of gains on sales of certain closed-end bond funds and corporate bonds.

The Company’s restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	December 31, 2010			December 31, 2009
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Available-for-sale:
Municipal bonds	$5,147	$-	$5,147	$-	$-	$-	2
Corporate bonds	323	-	323	-	-	-	2
U.S. treasuries	1,567	-	1,567	2,086	-	2,086	1

	$7,037	$-	$7,037	$2,086	$-	$2,086

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2010	2009
Building	$9,815	$9,447
Office furniture and fixtures	4,628	4,435
Computer hardware and software	5,097	5,097
Aircraft	4,186	3,938

	23,726	22,917
Less accumulated depreciation and amortization	9,794	9,227

	13,932	13,690
Land	1,105	1,105

	$15,037	$14,795

6.	Workers’ Compensation Claims

We are a self-insured employer with respect to workers’ compensation coverage for all our employees (including employees subject to PEO contracts) working in California, Oregon, Maryland, Delaware and Colorado. In the state of Washington, state law allows only our staffing services and management employees to be covered under the Company’s self-insured workers’ compensation program.

Effective January 5, 2010, we formed Ecole, a wholly owned fully licensed insurance company in Arizona. The insurance company provides workers’ compensation coverage to BBSI’s employees working in Arizona for claims occurring on or after March 1, 2010.

The Company has provided a total of $39.3 million and $36.0 million at December 31, 2010 and 2009, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $2.7 million at December 31, 2010 and 2009. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. These estimates also include amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

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

Liabilities incurred for work-related employee fatalities and for severely injured workers, as determined by the state in which the accident occurred, are recorded either at an agreed lump-sum settlement amount or the net present value of future fixed and determinable payments over the actuarially determined remaining life expectancy of the beneficiary, discounted at a rate that approximates a long-term, high-quality corporate bond rate. Our excess workers’ compensation insurance retention is $5.0 million per occurrence in all our self-insured states, except for Maryland and Colorado where our retention is at $1.0 million and $500,000 per occurrence, respectively. We present our accrued liabilities for workers’ compensation claims on a gross basis along with a corresponding receivable from our insurers, as we are the primary obligor for payment of the related insured claims. We maintain excess workers’ compensation insurance coverage with America International Group (“AIG”) between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with AIG is between $1.0 million and $25.0 million per occurrence and in Colorado where the coverage with AIG is from $500,000 to statutory limits per occurrence.

We continue to evaluate the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

At December 31, 2010, our long-term workers’ compensation claims liabilities in the accompanying balance sheet included $745,000 for work-related fatalities. The aggregate undiscounted pay-out amount related to the catastrophic injuries and fatalities is $1.0 million. The discount rates applied to the discounted liabilities range from 4.25% to 9.00%. These rates represented the then-current rates for high quality long-term debt securities available at the date of loss with maturities equal to the length of the pay-out period to the beneficiaries. The actuarially determined pay-out periods to the beneficiaries range from 7 to 32 years.

The states of Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments, totaling $9.1 million at December 31, 2010 and $8.7 million at December 31, 2009, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 2010, we have provided standby letters of credit and a surety bond totaling $6.8 million. The

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Workers’ Compensation Claims (Continued)

investments are included in restricted marketable securities and workers’ compensation deposits in the accompanying balance sheets. We participate in California’s alternative security program requiring us to pay the State an annual fee, which is determined by several factors, including the amount of a calculated future security deposit and our overall credit rating. The annual fee paid to the State of California for 2010, 2009 and 2008 was $209,000, $73,000, and $215,000, respectively.

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Year Ended December 31,
	2010	2009	2008
		As Restated, See Note 2
Balance at January 1,
Workers’ compensation claims liabilities	$35,958	$24,587	$21,965
Claims expense accrual:
Current year	16,850	11,907	13,863
Prior years	880	12,749	3,130

	17,730	24,656	16,993

Claims payments related to:
Current year	3,814	2,991	2,805
Prior years	10,572	10,294	11,566

	14,386	13,285	14,371

Balance at December 31,
Workers’ compensation claims liabilities	$39,302	$35,958	$24,587

Incurred but not reported (IBNR)	$27,163	$25,409	$15,840

7.	Credit Facility

The Company is a party to a Standby Letter of Credit Agreement dated as of June 30, 2009 (the “Credit Agreement”) with its principal bank. The Credit Agreement provides for standby letters of credit as to which there were $6.7 million outstanding at December 31, 2010 in connection with various surety deposit requirements for workers’ compensation purposes.

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

or permit to exist indebtedness (other than from or to the bank), or mortgage, pledge, grant, or permit to exist a security interest in, or a lien upon, all or any portion of the Company’s assets now owned or hereafter acquired, except for purchase money indebtedness (and related security interests) which does not at any time exceed $500,000. The Company was in compliance with all financial covenants at December 31, 2010.

8.	401(k) Savings Plan

We have a Section 401(k) Retirement Savings Plan for the benefit of our eligible employees. All staffing and management employees 21 years of age or older become eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive 12-month period following the initial date of employment. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. The determination of discretionary Company contributions to the plan, if any, is at the sole discretion of our Board of Directors. No discretionary Company contributions were made to the plan for the years ended December 31, 2010, 2009 and 2008.

We make matching contributions to the 401(k) plan under a safe harbor provision, whereby the Company matches 100% of contributions by management and staffing employees up to 3% of each participating employee’s annual compensation; and 50% of the employee’s contributions up to an additional 2% of annual compensation. We made $413,000, $483,000 and $528,000 in matching contributions during 2010, 2009 and 2008, respectively. Participants’ interests in Company safe harbor contributions to the plan are fully vested when made.

9.	Commitments

Lease commitments

We lease office space for our branch offices under operating lease agreements that require minimum annual payments as follows (in thousands):

Year ending December 31,
2011	$2,346
2012	1,546
2013	768
2014	434
2015	361
Thereafter	89

$5,544

Rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $2.9 million, $2.9 million and $3.0 million, respectively.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Related Party Transactions

During 2009, pursuant to the approval of all disinterested outside directors, the Company purchased 1.25 acres of river front property on the Columbia River in Washougal, Washington for a total cost of $1.5 million. The purchase was financed with cash of $1.0 million and a note payable of $500,000. The note payable is included in other long-term liabilities in the accompanying balance sheet and has been treated as a non-cash transaction for purposes of the statement of cash flows. Prior to his death on January 20, 2011, William W. Sherertz, previously the Company’s Chief Executive Officer, had planned to construct and operate a restaurant on the property under a triple net ground lease between the Company and the LLC he had formed with an outside third party. Mr. Sherertz’s estate now holds a majority interest in the LLC. The lease requires annual cash payments by the LLC of $25,000 through the end of 2011 and 5% of the restaurant’s gross receipts, if any, thereafter through the end of the lease in December 2020. The cost of the property is included in the Company’s other assets at December 31, 2010 and 2009. Mr. Sherertz’s estate also holds approximately 25 percent of the outstanding shares of the Company’s Common Stock.

11.	Income Taxes

The provision for (benefit from) income taxes from continuing operations are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
		As Restated, See Note 2
Current:
Federal	$1,211	$(3,339)	$2,634
State	606	71	(342)

	1,817	(3,268)	2,292

Deferred:
Federal	601	623	1,195
State	156	47	263

	757	670	1,458

Total provision (benefit)	$2,574	$(2,598)	$3,750

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Income Taxes (Continued)

Deferred income tax assets and liabilities are comprised of the following components (in thousands):

	December 31,
	2010	2009
		As Restated, See Note 2
Gross deferred income tax assets:
Workers’ compensation claims liabilities	$3,449	$3,801
Safety incentives payable	1,993	1,474
Allowance for doubtful accounts	148	205
Deferred compensation	837	213
Tax effect of unrealized losses, net	926	1,213
Federal credit carryforward	-	229
State credit carryforward	63	86
State loss carryforward	11	62
Other	543	284

	7,970	7,567
Less valuation allowance	890	1,382

	7,080	6,185

Gross deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(1,636)	(1,167)
Amortization of intangibles	(7,184)	(6,224)

	(8,820)	(7,391)

Net deferred income tax liabilities	$(1,740)	$(1,206)

The effective tax rate for continuing operations differed from the U.S. statutory federal tax rate due to the following:

	Year ended December 31,
	2010	2009	2008
		As Restated, See Note 2
Statutory federal tax rate	34.0%	(34.0)%	34.0%
State taxes, net of federal benefit	5.3	1.1	(.5)
Valuation allowance on loss on impairment of investments	(4.4)	(1.5)	15.1
Adjustment for final positions on filed returns	1.5	4.3	(3.1)
Nondeductible expenses and other, net	5.8	4.3	1.9
Federal tax-exempt interest income	(.7)	(2.2)	(4.9)
Federal and state tax credits	(15.6)	(11.7)	(3.9)

	25.9%	(39.7)%	38.6%

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Income Taxes (Continued)

During 2008, the Company established a valuation allowance for certain deferred tax assets due to uncertainties regarding the Company’s ability to generate future taxable investment gains in order to utilize certain investment impairment losses and investment loss carryforwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31, 2010, we maintained a valuation allowance for approximately $890,000 of federal and state tax benefits that are not expected to be utilized.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2007. As of December 31, 2010 and 2009, we had no unrecognized tax benefits.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income to total consolidated income, the Company’s state effective rate can vary from expectations. As a result of the mix of income subject to state income tax, the state tax benefit was reduced by approximately $50,000 in the current year and approximately $510,000 in 2009. In 2008, state tax expense decreased by approximately $857,000.

At December 31, 2010, the Company had capital loss carryforwards of approximately $2.2 million. Unless utilized in earlier tax years, the carryforwards expire in 2015. At December 31, 2010, the Company also had state tax loss carryforwards of $374,000, which expire in varying amounts between 2025 and 2030.

12.	Stock Incentive Plans

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 13, 2009. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2009 Plan is 1,000,000, of which the aggregate number of shares for which incentive stock options may be granted under the Plan is 900,000. No new grants of stock options may be made under the Company’s 2003 Stock Incentive Plan (the “2003 Plan”). At December 31, 2010, there were option awards covering 399,569 shares outstanding under the 2009 plan, together with the 2003 Plan and its predecessor, the 1993 Stock Incentive Plan. Outstanding options under all the plans generally expire ten years after the date of grant. Options are generally exercisable in four equal annual installments beginning one year after the date of grant.

The Company recognizes compensation expense for options awarded under its stock incentive plans based on the grant-date fair value. Compensation expense is attributed to earnings using the straight-line method over the requisite service period.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Incentive Plans (Continued)

A summary of the status of the Company’s stock options at December 31, 2010, 2009 and 2008, together with changes during the periods then ended, is presented below:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2007	706,591
Options granted at market price	10,000	$11.97
Options exercised	(215,585)	6.85

Outstanding at December 31, 2008	501,006
Options granted at market price	79,500	11.06
Options exercised	(265,187)	2.14

Outstanding at December 31, 2009	315,319
Options granted at market price	87,000	13.43
Options exercised	(2,750)	6.29

Outstanding at December 31, 2010	399,569

Available for grant at December 31, 2010	913,000

The following table presents information on stock options outstanding for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
(in thousands, except share data)	2010	2009
Intrinsic value of options exercised in the period	$22	$681

	As of December 31,
	2010	2009
Stock options:
Number of options	399,569	315,319
Options fully vested and currently exercisable	247,944	228,319
Weighted average exercise price	$13.66	$13.83
Aggregate intrinsic value	$494	$226
Weighted average contractual term of options	6.14 years	6.27 years

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price at the end of the period and the relevant exercise price multiplied by the number of options outstanding at the end of the period at each such price.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Incentive Plans (Continued)

The fair value of the stock-based awards as determined under the Black-Scholes option-pricing model, granted in 2010, 2009 and 2008, was estimated with the following weighted-average assumptions:

	2010	2009	2008
Expected volatility	58.8%	61.9%	61.5%
Risk free interest rate	3.0%	1.4%	1.7%
Expected dividend yield	2.4%	2.9%	2.7%
Expected term	7 years	7.1 years	7.3 years

Total fair value of options granted at market price was calculated as $486,000, $349,000 and $49,000 for the years ended December 31, 2010, 2009 and 2008, respectively. There were no options granted during 2010, 2009 or 2008 below market price. The weighted average fair value per share of all options granted in 2010, 2009 and 2008 was $5.59, $4.39 and $4.91, respectively.

The following table summarizes stock-based compensation expense related to stock option awards for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Stock-based compensation expense included in selling, general and administrative expenses	$192	$100	$-
Deferred income taxes	76	40	-

Stock-based compensation expense related to stock options, net of tax	$116	$60	$-

As of December 31, 2010, unrecognized compensation expense related to stock options was $586,000.

The following table summarizes information about stock options outstanding at December 31, 2010:

Options outstanding				Options exercisable
Exercise price range	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Exercisable at December 31, 2010	Weighted- average exercise price
$2.00 - $ 2.58	12,625	$2.06	2.0	12,625	$2.06
8.82 - 17.50	386,944	13.57	6.3	235,319	14.28

	399,569			247,944

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Incentive Plans (Continued)

At December 31, 2010, 2009 and 2008, 247,944, 228,319, and 491,006 options were exercisable at weighted average per share exercise prices of $13.66, $13.83 and $6.85, respectively.

During 2009, 69,317 common shares were tendered to the Company to cover the exercise price of $162,000 related to the exercise of stock options and have been treated as non-cash for purposes of the statement of cash flows.

13.	Stock Repurchase Program

The Company maintains a stock repurchase program approved by the Board of Directors which authorizes the repurchase of shares from time to time in open market purchases. Effective November 2007, the Board increased the authorized number of shares to be repurchased to 1.0 million shares, an increase to the original 500,000 share authorization. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares. The repurchase program currently allows for the repurchase of approximately 1.5 million additional shares as of December 31, 2010.

During 2010 and 2009, we repurchased 266,672 and 312,959 shares for weighted average prices of $12.79 and $9.62 per share, respectively.

14.	Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

15.	Quarterly Financial Information (Unaudited)

The restated quarterly financial information is as follows:

(in thousands, except per share amounts and market price per share)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2010
Revenues	$58,260	$67,432	$73,876	$73,555
Cost of revenues	52,895	55,700	59,832	59,956
Net (loss) income	(1,703)	2,259	3,669	3,128
Basic (loss) earnings per share	(.16)	.22	.36	.31
Diluted (loss) earnings per share	(.16)	.22	.36	.30
Common stock market prices:
High	$14.50	$16.00	$15.60	$17.14
Low	11.15	12.18	12.25	14.36
Year ended December 31, 2009
Revenues	$51,072	$57,265	$65,494	$62,629
Cost of revenues	47,358	58,221	53,327	50,615
Net (loss) income	(3,159)	(5,956)	2,961	2,209
Basic (loss) earnings per share	(.30)	(.57)	.28	.21
Diluted (loss) earnings per share	(.30)	(.57)	.28	.21
Common stock market prices:
High	$12.00	$11.69	$11.30	$12.60
Low	7.92	9.31	9.47	10.07

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

15.	Quarterly Financial Information (Unaudited) (Continued)

As described in Note 2, the Company is restating its financial statements as a result of an error related to legal expenses incurred for the administration of workers’ compensation claims by the Company’s captive insurance subsidiary formed January 1, 2007. The Company has also determined to make a conforming change to its accounting method for legal expenses incurred for the administration of worker’s compensation claims that arose prior to the formation of AICE. The Company’s quarterly financial information reflects the impacts from these changes as follows:

(in thousands, except per share amounts)	Consolidated Statements of Operations
	Quarter Ended March 31, 2010
	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Cost of revenues	$52,883	$198	$(186)	$12	$52,895
Benefit from income taxes	(1,253)	91	(86)	5	(1,248)
Net loss	(1,686)	(289)	272	(17)	(1,703)
Basic loss per share	(0.16)	(0.03)	0.03	-	(0.16)
Diluted loss per share	(0.16)	(0.03)	0.03	-	(0.16)

	Quarter Ended June 30, 2010
	As Previously Reported	Correction of an Error	Accounting Policy	Net Adjustment	Restated
Cost of revenues	$55,687	$198	$(185)	$13	$55,700
Provision for income taxes	1,107	91	(85)	6	1,113
Net income	2,278	(289)	270	(19)	2,259
Basic income per share	0.22	(0.03)	0.03	-	0.22
Diluted income per share	0.22	(0.03)	0.03	-	0.22

	Quarter Ended September 30, 2010
	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Cost of revenues	$59,820	$198	$(186)	$12	$59,832
Provision for income taxes	1,461	91	(86)	5	1,466
Net income	3,686	(289)	272	(17)	3,669
Basic income per share	0.36	(0.03)	0.03	-	0.36
Diluted income per share	0.36	(0.03)	0.03	-	0.36

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

15.	Quarterly Financial Information (Unaudited) (Continued)

	Quarter Ended March 31, 2009
(in thousands, except per share amounts)	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Cost of revenues	$47,383	$60	$(85)	$(25)	$47,358
Benefit from income taxes	(1,448)	(23)	33	10	(1,438)
Net loss	(3,174)	(37)	52	15	(3,159)
Basic loss per share	(0.30)	-	-	-	(0.30)
Diluted loss per share	(0.30)	-	-	-	(0.30)

	Quarter Ended June 30, 2009
	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Cost of revenues	$59,488	$59	$(1,326)	$(1,267)	$58,221
Benefit from income taxes	(3,944)	(23)	514	491	(3,453)
Net loss	(6,732)	(36)	812	776	(5,956)
Basic loss per share	(0.65)	-	-	0.08	(0.57)
Diluted loss per share	(0.65)	-	-	0.08	(0.57)

	Quarter Ended September 30, 2009
	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Cost of revenues	$53,353	$59	$(85)	$(26)	$53,327
Provision for income taxes	1,323	(23)	33	10	1,333
Net income	2,945	(36)	52	16	2,961
Basic income per share	0.28	-	-	-	0.28
Diluted income per share	0.28	-	-	-	0.28

	Quarter Ended December 31, 2009
	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Cost of revenues	$50,641	$59	$(85)	$(26)	$50,615
Provision for income taxes	950	(23)	33	10	960
Net income	2,193	(36)	52	16	2,209
Basic income per share	0.21	-	-	-	0.21
Diluted income per share	0.21	-	-	-	0.21

16.	Subsequent Event

On January 20, 2011, William W. Sherertz, the Company’s President and Chief Executive Officer, died. The Company carried a $10 million key man life insurance policy on Mr. Sherertz and received the proceeds during the first quarter of 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. Registrant

Date: April 1, 2011	By:	/s/ James D. Miller
James D. Miller Vice President-Finance, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of April, 2011.

Principal Executive Officer and Director:

/s/ Michael L. Elich	President and Chief Executive Officer and Director
Michael L. Elich

Principal Financial and Accounting Officer:

/s/ James D. Miller	Vice President-Finance, Treasurer and Secretary
James D. Miller

Majority of Directors:

/s/ Thomas J. Carley	Director
Thomas J. Carley

/s/ James B. Hicks	Director
James B. Hicks, Ph.D.

/s/ Roger L. Johnson	Director
Roger L. Johnson

/s/ Jon L. Justesen	Director
Jon L. Justesen

/s/ Anthony Meeker Anthony Meeker	Chairman of the Board and Director

EXHIBIT INDEX

3.1	Charter of the Registrant, as amended. Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-21886).

3.2	Bylaws of the Registrant, as amended through November 16, 2007. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 19, 2007.

The Registrant has incurred long-term indebtedness as to which the amount involved is less than 10 percent of the Registrant’s total assets. The Registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10.1	Standby Letter of Credit Agreement dated as of June 30, 2009, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.2	Second Amended and Restated 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-21886).*

10.3	Form of Indemnification Agreement with each director of the Registrant. Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 33-61804).*

10.4	Summary of annual cash incentive bonus award program for executive officers of the Registrant. Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.5	2003 Stock Incentive Plan of the Registrant (the “2003 Plan”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-21886).*

10.6	Form of Incentive Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”).*

10.7	Form of Nonqualified Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2003 10-K.*

10.8	Form of Incentive Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).*

10.9	Form of Nonqualified Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2005 10-K.*

10.10	Form of Annual Director Option Agreement for July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.14 to the 2005 10-K.*

10.11	Form of Incentive Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).*

10.12	Form of Employee Nonqualified Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.17 to the 2008 10-K.*

10.13	Form of Non-Employee Director Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.18 to the 2008 10-K.*

10.14	2009 Stock Incentive Plan of the Registrant (the “2009 Plan”). Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10.15	Form of Incentive Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “2010 First Quarter 10-Q”).*

10.16	Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the 2010 First Quarter 10-Q.*

10.17	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2010 First Quarter 10-Q.*

10.18	Summary of Compensatory Arrangement with William W. Sherertz. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.19	Employment Agreement between the Registrant and Michael L. Elich, dated September 25, 2001. Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-2 (Registration No. 333-126496) filed July 11, 2005.*

10.20	Summary of compensatory arrangements for non-employee directors of the Registrant.*

10.21	Lease Agreement between the Registrant and the Black Pearl on the Columbia, LLC, as of December 23, 2009. Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

14	Code of Business Conduct. Incorporated by reference to Exhibit 14 to the 2003 10-K.

18	Letter re change in accounting principles.

21	Subsidiaries of the Registrant.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

*	Denotes a management contract or a compensatory plan or arrangement.