Form 10-Q
period 2011-03-31
BARRETT BUSINESS SERVICES INC
filed 2011-05-09
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Number of shares of common stock, $.01 par value, outstanding at April 29, 2011 was 10,201,072 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$27,798	$30,924
Marketable securities	34,629	24,511
Trade accounts receivable, net	54,774	37,596
Income taxes receivable	2,356	2,356
Prepaid expenses and other	3,319	1,798
Deferred income taxes	5,795	6,101

Total current assets	128,671	103,286

Marketable securities	8,848	5,921
Property, equipment and software, net	14,903	15,037
Restricted marketable securities and workers’ compensation deposits	9,001	8,811
Other assets	3,095	3,094
Workers’ compensation receivables for insured losses and recoveries	3,837	3,915
Goodwill	47,820	47,820

	$216,175	$187,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$567	$964
Accrued payroll, payroll taxes and related benefits	61,084	37,525
Other accrued liabilities	487	442
Workers’ compensation claims liabilities	14,696	14,768
Safety incentives liability	4,940	5,024

Total current liabilities	81,774	58,723

Long-term workers’ compensation claims liabilities	22,423	21,847
Long-term workers’ compensation claims liabilities for insured claims	2,664	2,686
Deferred income taxes	7,841	7,841
Customer deposits and other long-term liabilities	1,438	1,422

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,500 shares authorized, 10,201 and 10,202 shares issued and outstanding	102	102
Additional paid-in capital	25,182	25,164
Accumulated other comprehensive loss	(40)	(65)
Retained earnings	74,791	70,164

	100,035	95,365

	$216,175	$187,884

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements
Revenues:
Staffing services	$28,332	$27,062
Professional employer service fees	40,437	31,198

Total revenues	68,769	58,260

Cost of revenues:
Direct payroll costs	21,448	20,436
Payroll taxes and benefits	31,763	24,628
Workers’ compensation	9,960	7,831

Total cost of revenues	63,171	52,895

Gross margin	5,598	5,365

Selling, general and administrative expenses	8,827	8,224
Depreciation and amortization	335	377

Loss from operations	(3,564)	(3,236)

Other income:
Life insurance proceeds	10,000	—
Investment income, net	355	184
Other	99	101

Other income	10,454	285

Income (loss) before income taxes	6,890	(2,951)
Provision for (benefit from) income taxes	1,344	(1,248)

Net income (loss)	$5,546	$(1,703)

Basic earnings (loss) per share	$.54	$(.16)

Weighted average number of basic shares outstanding	10,201	10,466

Diluted earnings (loss) per share	$.54	$(.16)

Weighted average number of diluted shares outstanding	10,248	10,466

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements
Cash flows from operating activities:
Net income (loss)	$5,546	$(1,703)
Reconciliations of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	335	377
Gains recognized on marketable securities	(100)	(102)
Gain recognized on sale and leaseback	(30)	(30)
Deferred income taxes	291	(1,192)
Share based compensation	55	32
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(17,178)	(11,447)
Income taxes receivable	—	357
Prepaid expenses and other	(1,521)	(1,571)
Accounts payable	(397)	(623)
Accrued payroll, payroll taxes and related benefits	23,559	16,012
Other accrued liabilities	45	(60)
Workers’ compensation claims liabilities	560	999
Safety incentives liability	(84)	(278)
Customer deposits, long-term liabilities and other assets, net	42	10

Net cash provided by operating activities	11,123	781

Cash flows from investing activities:
Cash paid for acquisitions	—	(375)
Purchase of property and equipment, net of amounts purchased in acquisitions	(199)	(484)
Proceeds from sales and maturities of marketable securities	3,586	399
Purchase of marketable securities	(16,490)	(5,078)
Proceeds from maturities of restricted marketable securities	1,919	1,409
Purchase of restricted marketable securities	(2,109)	(4,327)

Net cash used in investing activities	(13,293)	(8,456)

Cash flows from financing activities:
Proceeds from exercise of stock options	5	—
Dividends paid	(919)	(837)
Repurchase of common stock	(55)	(65)
Tax benefit of stock option exercises	13	—

Net cash used in financing activities	(956)	(902)

Net decrease in cash and cash equivalents	(3,126)	(8,577)
Cash and cash equivalents, beginning of period	30,924	36,671

Cash and cash equivalents, end of period	$27,798	$28,094

Supplemental schedule of noncash investing activities:
Acquisitions of other businesses:
Cost of acquisitions in excess of fair value of net assets acquired	$—	$357
Intangible assets acquired	—	15
Tangible assets acquired	—	3

Net cash paid for acquisitions	$—	$375

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“Barrett”, “BBSI” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K at pages F1 – F32. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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

Restatement of prior period

As described in Note 2 of the Consolidated Financial Statements in Item 15 in the Company’s 2010 Annual Report on Form 10-K, the Company restated its consolidated financial statements to correct an error related to legal expenses incurred for the administration of workers’ compensation claims by Associated Insurance Company for Excess (“AICE”), the Company’s captive insurance subsidiary formed January 1, 2007. The Company’s historical accounting method for legal expenses incurred for claims administration had been to recognize the expenses in the period incurred. The Company’s captive insurance subsidiary is subject to industry specific authoritative accounting guidance that requires the insurance subsidiary to include an estimate for such legal fees in its workers’ compensation claims liabilities. Therefore, the Company’s method of recording legal fees in the period incurred for claims administration was determined to be an error. As a result, the Company has presented its consolidated financial statements for the three months ended March 31, 2010, as restated to reflect the correction of this error. The Company also determined to make a conforming change to its accounting method for legal expenses incurred for the administration of workers’ compensation claims that arose prior to the formation of AICE. The impact of the correction of the error and change in accounting method for the three months ended March 31, 2010, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

(in thousands, except per share amounts)	Consolidated Statement of Operations for the Three Months Ended March 31, 2010
	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Cost of revenues	$52,883	$198	$(186)	$12	$52,895
Benefit from income taxes	(1,253)	91	(86)	5	(1,248)
Net loss	(1,686)	(289)	272	(17)	(1,703)
Basic loss per share	(0.16)	(0.03)	0.03	—	(0.16)
Diluted loss per share	(0.16)	(0.03)	0.03	—	(0.16)

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Restatement of prior period (Continued)

	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2010
(in thousands)	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Net loss	$(1,686)	$(289)	$272	$(17)	$(1,703)
Reconciliations of net loss to cash provided by operating activities:
Deferred income taxes	(1,253)	30	31	61	(1,192)
Income taxes receivable	413	(93)	37	(56)	357
Workers’ compensation claims liabilities	987	198	(186)	12	999
Net cash provided by operating activities	781	—	—	—	781

Revenue recognition

We recognize revenue as services are rendered by our workforce. Staffing services are engaged by customers to meet short-term and long-term personnel needs. Professional employer organization (“PEO”) services are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, which cover all employees at a particular work site. Our PEO contracts are renewable on an annual basis and typically require 30 days’ written notice to cancel or terminate the contract by either party. Our PEO contracts provide for immediate termination upon any default of the client regardless of when notice is given. We report PEO revenues in accordance with the current accounting guidance for revenue recognition, which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. Consequently, our PEO service fee revenues represent the gross margin generated from our PEO services after deducting the amounts invoiced to PEO customers for direct payroll expenses such as salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment and safety incentives. These amounts are also excluded from cost of revenues. PEO service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers’ compensation coverage.

Marketable securities

As of March 31, 2011, the Company’s marketable securities consisted of tax-exempt municipal securities, corporate bonds and U.S. treasuries. The Company classifies municipal securities, U.S. treasuries, and certain of its corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. Certain of the Company’s corporate bonds are classified as held-to-maturity and are reported at amortized cost.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $463,000 and $374,000 at March 31, 2011 and December 31, 2010, respectively. The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

Workers’ compensation claims

The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees subject to PEO contracts) working in California, Oregon, Maryland, Delaware and Colorado. In the state of Washington, state law allows only the Company’s staffing services and internal management employees to be covered under the Company’s self-insured workers’ compensation program. Additionally, effective January 5, 2010, we formed a wholly owned, fully licensed insurance company in Arizona to provide workers’ compensation coverage to our employees in Arizona.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers’ compensation claims (Continued)

To manage our financial exposure, in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance through our wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”), with a per occurrence retention of $5.0 million, except in Maryland and Colorado, where our per occurrence retention is $1.0 million and $500,000, respectively. AICE maintains excess workers’ compensation insurance coverage with American Insurance Group, Inc. (“AIG”) between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with AIG is between $1.0 million and $25.0 million per occurrence, and in Colorado, where the coverage with AIG is between $500,000 and statutory limits per occurrence. We continue to evaluate the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

The Company has provided a total of $39.8 million and $39.3 million at March 31, 2011 and December 31, 2010, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $2.7 million at March 31, 2011 and December 31, 2010. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting agreed-upon loss objectives. The Company has provided $4.9 million at March 31, 2011 and $5.0 million at December 31, 2010 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators, and the expected payout as determined by historical incentive payment trends. Safety incentive expense is netted against PEO services revenue in our consolidated statements of operations.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s stockholders. Comprehensive income (loss) totaled $5.6 million and $(1.6) million for the three months ended March 31, 2011 and 2010, respectively. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss), but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on its publicly traded marketable securities designated as “available-for-sale”, net of realized gains or losses included in net income.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 2 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Three Months Ended March 31,
	2011	2010
Weighted average number of basic shares outstanding	10,200,892	10,465,662
Assumed exercise of stock options, net of shares assumed repurchased at average market price during the period using proceeds received upon exercise of options	46,884	—

Weighted average number of diluted shares outstanding	10,247,776	10,465,662

As a result of the net loss reported for the three months ended March 31, 2010, 28,282 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 - Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended March 31,
	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements
Beginning balance
Workers’ compensation claims liabilities	$39,301	$35,957

Add: claims expense accrual:
Current period	4,706	3,901
Prior periods	236	147

Total expense accrual	4,942	4,048

Less: claim payments related to:
Current period	257	187
Prior periods	4,203	3,052

Total paid	4,460	3,239

Ending balance
Workers’ compensation claims liabilities	$39,783	$36,766

Incurred but not reported (IBNR)	$29,124	$25,850

Note 4 - Fair Value Measurement

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

Note 4 - Fair Value Measurement (Continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The Company has determined that its U.S. treasuries component of its marketable securities fall into the Level 1 category. The Company has also determined that its municipal bonds and corporate bonds components fall into the Level 2 category. There were no assets or liabilities where Level 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Marketable securities consist of the following investments (in thousands):

	March 31, 2011			December 31, 2010
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Current:

Trading:
Equity securities	$—	$—	$—	$349	$21	$370	1
Available-for-sale:
Municipal bonds	10,939	1	10,940	22,997	(32)	22,965	2
Corporate bonds	23,683	6	23,689	861	15	876	2
Variable rate demand notes	—	—	—	300	—	300	2

	$34,622	$7	$34,629	$24,507	$4	$24,511

Long term:
Available-for-sale:
Corporate bonds	$8,394	$5	$8,399	$5,513	$(39)	$5,474	2
Held-to-maturity:
Corporate bonds	449	—	449	447	—	447	2

	$8,843	$5	$8,848	$5,960	$(39)	$5,921

During the first quarter ended March 31, 2011, the Company realized a $102,000 gain on the sale of certain equity securities.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Fair Value Measurement (Continued)

The Company’s restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	March 31, 2011			December 31, 2010
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Available-for-sale:
Municipal bonds	$5,455	$25	$5,480	$5,147	$—	$5,147	2
Corporate bonds	46	—	46	323	—	323	2
U.S. treasuries	1,567	—	1,567	1,567	—	1,567	1

	$7,068	$25	$7,093	$7,037	$—	$7,037

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010.

	Percentage of Total Revenues Three Months Ended March 31,
	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements
Revenues:
Staffing services	41.2%	46.5%
Professional employer service fees	58.8	53.5

Total revenues	100.0	100.0

Cost of revenues:
Direct payroll costs	31.2	35.1
Payroll taxes and benefits	46.2	42.3
Workers’ compensation	14.5	13.4

Total cost of revenues	91.9	90.8

Gross margin	8.1	9.2

Selling, general and administrative expenses	12.8	14.1
Depreciation and amortization	0.5	0.6

Loss from operations	(5.2)	(5.5)

Other income	15.2	0.5

Income (loss) before income taxes	10.0	(5.0)

Provision for (benefit from) income taxes	1.9	(2.1)

Net income (loss)	8.1%	(2.9)%

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

(in thousands)	Unaudited Three Months Ended March 31,
	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements
Revenues:
Staffing services	$28,332	$27,062
Professional employer services	302,734	235,495

Total revenues	331,066	262,557

Cost of revenues:
Direct payroll costs	282,642	223,547
Payroll taxes and benefits	31,763	24,628
Workers’ compensation	11,063	9,017

Total cost of revenues	325,468	257,192

Gross margin	$5,598	$5,365

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited Three Months Ended March 31,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2011	2010	2011	2010	2011	2010
						As Restated, See Note 1 to Consolidated Financial Statements
Revenues:
Staffing services	$28,332	$27,062	$—	$—	$28,332	$27,062
Professional employer services	302,734	235,495	(262,297)	(204,297)	40,437	31,198

Total revenues	$331,066	$262,557	$(262,297)	$(204,297)	$68,769	$58,260

Cost of revenues	$325,468	$257,192	$(262,297)	$(204,297)	$63,171	$52,895

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Three months ended March 31, 2011 and 2010

Net income for the first quarter of 2011 amounted to $5.5 million, an improvement of $7.2 million over the net loss of $1.7 million for the first quarter of 2010. The improvement for the first quarter of 2011 was primarily due to $10.0 million of proceeds from a key man life insurance policy the Company carried on William W. Sherertz, the Company’s President and Chief Executive Officer, who passed away January 20, 2011, as well as an 18.0% increase in revenues. Diluted earnings per share for the first quarter of 2011 was $.54 compared to diluted loss per share of $.16 for the comparable 2010 period.

Revenues for the first quarter of 2011 totaled $68.8 million, an increase of approximately $10.5 million or 18.0%, which reflects an increase in the Company’s PEO service fee revenue of $9.2 million or 29.6% and a small increase in staffing services revenue of $1.3 million or 4.7%. Our growth in PEO revenues continues to be primarily attributable to new customers as PEO business from new customers during the first quarter of 2011 approximately tripled our lost PEO business compared to the first quarter of 2010 from former customers. PEO revenues from continuing customers reflected a 6.4% increase on a quarter over quarter basis. Staffing revenues increased slightly as a result of an increased demand for our staffing services from existing customers. Our new staffing business during the quarter approximately offset the loss of business from former customers. The decline in economic activity and associated reductions in employment levels in the Company’s market areas in late 2008 and 2009 continue to impact our existing client base, resulting in ongoing pressure on demand for the Company’s staffing services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2011 and 2010 (Continued)

Gross margin for the first quarter of 2011 totaled approximately $5.6 million or an increase of $233,000 over the first quarter of 2010, primarily due to the 18.0% increase in revenues and a decline in direct payroll costs, partially offset by higher payroll taxes and benefits, as a percentage of revenues.

The decrease in direct payroll costs, as a percentage of revenues, from 35.1% for the first quarter of 2010 to 31.2% for the first quarter of 2011 was primarily due to the increase in our mix of PEO services in the Company’s customer base over the first quarter of 2010 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the first quarter of 2011 was 46.2% compared to 42.3% for the first quarter of 2010. The percentage rate increase was largely due to the effect of significant growth in PEO services, where payroll taxes and benefits are presented at gross cost whereas the related direct payroll costs are netted against PEO services revenue and to higher effective state unemployment tax rates in various states in which the Company operates as compared to the first quarter of 2010. Management expects the trend in payroll taxes and benefits, as a percentage of revenues, to continue to increase as a result of continued growth in PEO services on a quarter over quarter basis.

Workers’ compensation expense, as a percentage of revenues, increased from 13.4% in the first quarter of 2010 to 14.5% in the first quarter of 2011. Workers’ compensation expense for the first quarter of 2011 totaled $10.0 million, compared to $7.8 million for the first quarter of 2010. The increase in dollars was primarily due to an increase in the number of injury claims incurred during the 2011 first quarter.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2011 totaled approximately $8.8 million, an increase of $603,000 or 7.3% over the first quarter of 2010. The increase was primarily attributable to increases in branch management payroll, travel and costs associated with the leadership transition.

Other income for the first quarter of 2011 was $10.5 million compared to other income of $285,000 for the first quarter of 2010. The first quarter of 2011 included the $10.0 million of life insurance proceeds, higher investment income and a $102,000 gain on the sale of certain marketable securities.

The income tax rate for the 2011 first quarter was 19.5% which included a favorable benefit from the effect of the non-taxable $10.0 million life insurance proceeds. We expect the effective income tax rate for the balance of 2011 to remain at a rate similar to the 2011 first quarter income tax rate. The income tax rate for the 2010 first quarter was 42.2%. The 2010 first quarter included an additional benefit primarily from a reduction to a deferred tax asset allowance as sales of certain closed-end bond funds during the first quarter of 2010 allowed the Company to apply current year capital losses to 2009 capital gains.

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

Liquidity and Capital Resources

The Company’s cash position for the three months ended March 31, 2011 decreased $3.1 million from December 31, 2010, which compares to a decrease of $8.6 million for the comparable period in 2010. The decrease in cash at March 31, 2011 as compared to December 31, 2010, was primarily due to net purchases of marketable securities of $12.9 million and $919,000 used to pay cash dividends, offset in part by the receipt of $10.0 million in life insurance proceeds.

Net cash provided by operating activities for the three months ended March 31, 2011 amounted to $11.1 million compared to $781,000 of net cash provided by operations for the comparable 2010 period. For the three months ended March 31, 2011, cash flow was principally provided by net income of $5.5 million and increases in accrued payroll, payroll taxes and benefits of $23.6 million, partially offset by an increase in accounts receivable of $17.2 million.

Net cash used in investing activities for the three months ended March 31, 2011 was $13.3 million as compared to $8.5 million of net cash used in investing activities for the similar 2010 period. For the 2011 period, cash from investing activities was principally used for the purchase of marketable securities totaling $16.5 million and the net purchases of restricted marketable securities of $2.1 million, partially offset by the proceeds from the sales and maturities of marketable securities of $3.6 million and $1.9 million from the proceeds of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

Net cash used in financing activities for the three months ended March 31, 2011 and 2010 was $956,000 and $902,000, respectively. For the 2011 period, the principal use of cash for financing activities was the payment of regular quarterly cash dividends totaling $919,000 to holders of the Company’s common stock.

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

The Company is a party to a Standby Letter of Credit Agreement dated as of June 30, 2009 (the “Credit Agreement”) with its principal bank. The Credit Agreement provides for standby letters of credit as to which there were $6.7 million outstanding at March 31, 2011 in connection with various surety deposit requirements for workers’ compensation purposes.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) to maintain net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end; (2) to maintain liquid assets (defined as unencumbered cash, cash equivalents, and publicly traded and quoted marketable securities) having an aggregate fair market value at all times not less than $10.0 million, determined as of the end of each fiscal quarter; and (3) to not borrow or permit to exist indebtedness (other than from or to the bank), or mortgage, pledge, grant, or permit to exist a security interest in, or a lien upon, all or any portion of the Company’s assets now owned or hereafter acquired, except for purchase money indebtedness (and related security interests) which does not at any time exceed $500,000. The Company was in compliance with all financial covenants at March 31, 2011.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and the effect of changes in estimate of its claims liabilities, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned, fully licensed captive insurance subsidiaries and becoming self-insured for certain business risks, the financial viability of the Company’s excess insurance carriers, the effectiveness of the Company’s management information systems, payment of future dividends, and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include the ability to retain current customers and attract new customers, difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of $71.3 million in cash and marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of March 31, 2011, the Company’s investment portfolio consisted principally of approximately $19.6 million in tax-exempt money market funds, $16.4 million in tax-exempt municipal bonds with an average maturity of 164 days, and approximately $32.6 million in corporate bonds. Based on the Company’s overall interest exposure at March 31, 2011, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’ disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Item 4.	Controls and Procedures (Continued)

Previously Reported Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, we had identified a material weakness in our internal control over financial reporting as of December 31, 2010 as described below.

Previously Reported Material Weakness: The Company did not have effective controls to provide assurance as to the appropriate selection and implementation of accounting methods with respect to accounting for its legal fees incurred by its captive insurance subsidiary for the administration of workers’ compensation claims. This material weakness resulted in the adjustment of workers’ compensation claims liabilities, deferred taxes, workers’ compensation expense (which is a component of cost of revenues), and income tax expense. The restatement of certain periods of the Company’s consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2010.

As a result of the material weakness in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010 based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

For additional information regarding the restatements of certain of the Company’s historical financial results and the material weakness identified by management, see “Item 9A. Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 1, 2011 with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation steps to address the material weakness in its internal control over financial reporting described above. Specifically, the following steps are being implemented:

•	Management has formalized the Company’s process for reviewing, approving and updating its accounting policies.

•	Management has formalized the Company’s process for reviewing and establishing appropriate accounting policies when forming a new subsidiary; and

•	Management has implemented steps to improve the industry specific accounting knowledge of the Company’s accounting personnel.

Item 4.	Controls and Procedures (Continued)

Changes in Internal Control Over Financial Reporting (Continued)

Under the direction of the Audit Committee, management will continue to review and make any changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing improvements in policies and procedures.

We are committed to a strong internal control environment, and believe that, when fully implemented, these remediation actions will represent significant improvements in the Company’s accounting function. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate this material weakness during the balance of 2011. We will continue to assess the effectiveness of our remediation efforts in connection with management’s future evaluations of internal control over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended March 31, 2011.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (1)
January	4,000	$13.87	4,000	1,543,600
February	—	—	—	1,543,600
March	—	—	—	1,543,600

Total	4,000		4,000

(1)	In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: May 9, 2011	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

3.1	Bylaws of the Registrant, as amended, effective May 19, 2011.

10.1	Form of Incentive Stock Option Award Agreement under the Registrant’s 2009 Stock Incentive Plan (the “2009 Plan”).

10.2	Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan.

10.3	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan.

10.4	Change in Control Employment Agreement between the Registrant and Michael L. Elich, dated April 12, 2011.

10.5	Change in Control Employment Agreement between the Registrant and Gregory R. Vaughn, dated April 12, 2011.

10.6	Change in Control Employment Agreement between the Registrant and James D. Miller, dated April 12, 2011.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.