Form 10-Q
period 2011-06-30
BARRETT BUSINESS SERVICES INC
filed 2011-08-09
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

Number of shares of common stock, $.01 par value, outstanding at July 29, 2011 was 10,129,399 shares.

BARRETT BUSINESS SERVICES, INC.

Part I – Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$25,472	$30,924
Marketable securities	34,707	24,511
Trade accounts receivable, net	59,738	37,596
Income taxes receivable	2,356	2,356
Prepaid expenses and other	2,426	1,798
Deferred income taxes	5,810	6,101

Total current assets	130,509	103,286
Marketable securities	10,007	5,921
Property, equipment and software, net	14,819	15,037
Restricted marketable securities and workers’ compensation deposits	9,430	8,811
Other assets	3,100	3,094
Workers’ compensation receivables for insured losses and recoveries	3,800	3,915
Goodwill, net	47,820	47,820

	$219,485	$187,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$694	$964
Accrued payroll, payroll taxes and related benefits	60,355	37,525
Income taxes payable	498	0
Other accrued liabilities	806	442
Workers’ compensation claims liabilities	14,850	14,768
Safety incentives liability	5,057	5,024

Total current liabilities	82,260	58,723
Long-term workers’ compensation claims liabilities	23,504	21,847
Long-term workers’ compensation claims liabilities for insured claims	2,642	2,686
Deferred income taxes	7,841	7,841
Customer deposits and other long-term liabilities	1,393	1,422
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500 shares authorized; no shares issued and outstanding	0	0
Common stock, $.01 par value; 20,500 shares authorized, 10,140 and 10,202 shares issued and outstanding	101	102
Additional paid-in capital	24,452	25,164
Accumulated other comprehensive loss	(30)	(65)
Retained earnings	77,322	70,164

	101,845	95,365

	$219,485	$187,884

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements

Revenues:
Staffing services	$30,518	$31,975
Professional employer service fees	45,495	35,457

Total revenues	76,013	67,432

Cost of revenues:
Direct payroll costs	23,093	24,237
Payroll taxes and benefits	28,886	22,861
Workers’ compensation	10,753	8,602

Total cost of revenues	62,732	55,700

Gross margin	13,281	11,732
Selling, general and administrative expenses	8,871	8,407
Depreciation and amortization	331	333

Income from operations	4,079	2,992

Other income:
Investment income, net	273	217
Other	(7)	163

Other income	266	380

Income before income taxes	4,345	3,372
Provision for income taxes	896	1,113

Net income	$3,449	$2,259

Basic earnings per share	$.34	$.22

Weighted average number of basic shares outstanding	10,196	10,446

Diluted earnings per share	$.34	$.22

Weighted average number of diluted shares outstanding	10,245	10,485

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements
Revenues:
Staffing services	$58,850	$59,037
Professional employer service fees	85,932	66,655

Total revenues	144,782	125,692

Cost of revenues:
Direct payroll costs	44,541	44,673
Payroll taxes and benefits	60,649	47,489
Workers’ compensation	20,713	16,433

Total cost of revenues	125,903	108,595

Gross margin	18,879	17,097
Selling, general and administrative expenses	17,698	16,631
Depreciation and amortization	666	710

Income (loss) from operations	515	(244)

Other income:
Life insurance proceeds	10,000	0
Investment income, net	628	401
Other	92	264

Other income	10,720	665

Income before income taxes	11,235	421
Provision for (benefit from) income taxes	2,240	(135)

Net income	$8,995	$556

Basic earnings per share	$.88	$.05

Weighted average number of basic shares outstanding	10,198	10,456

Diluted earnings per share	$.88	$.05

Weighted average number of diluted shares outstanding	10,246	10,490

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements
Cash flows from operating activities:
Net income	$8,995	$556
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	666	710
Gains recognized on marketable securities	(100)	(207)
Gain recognized on sale and leaseback	(61)	(61)
Deferred income taxes	292	(25)
Share based compensation	192	84
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(22,142)	(17,231)
Income taxes receivable	0	275
Prepaid expenses and other	(628)	(1,286)
Accounts payable	(270)	(415)
Accrued payroll, payroll taxes and related benefits	22,830	17,609
Other accrued liabilities	364	25
Income taxes payable	498	0
Workers’ compensation claims liabilities	1,810	1,727
Safety incentives liability	33	(196)
Customer deposits, long-term liabilities and other assets, net	23	19

Net cash provided by operating activities	12,502	1,584

Cash flows from investing activities:
Cash paid for acquisitions	0	(375)
Purchase of property and equipment, net of amounts purchased in acquisitions	(445)	(754)
Proceeds from sales and maturities of marketable securities	18,562	6,741
Purchase of marketable securities	(32,710)	(19,694)
Proceeds from maturities of restricted marketable securities	3,360	1,421
Purchase of restricted marketable securities	(3,979)	(4,376)

Net cash used in investing activities	(15,212)	(17,037)

Cash flows from financing activities:
Proceeds from exercise of stock options	5	0
Dividends paid	(1,837)	(1,674)
Repurchase of common stock	(923)	(2,100)
Tax benefit of stock option exercises	13	0

Net cash used in financing activities	(2,742)	(3,774)

Net decrease in cash and cash equivalents	(5,452)	(19,227)
Cash and cash equivalents, beginning of period	30,924	36,671

Cash and cash equivalents, end of period	$25,472	$17,444

Supplemental schedule of noncash investing activities:
Acquisitions of other businesses:

Cost of acquisitions in excess of fair value of net assets acquired	$0	$357

Intangible assets acquired	0	15
Tangible assets acquired	0	3

Net cash paid for acquisitions	$0	$375

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Restatement of prior period

As described in Note 2 of the Consolidated Financial Statements in Item 15 in the Company’s 2010 Annual Report on Form 10-K, the Company restated its consolidated financial statements to correct an error related to legal expenses incurred for the administration of workers’ compensation claims by Associated Insurance Company for Excess (“AICE”), the Company’s captive insurance subsidiary formed January 1, 2007. The Company’s historical accounting method for legal expenses incurred for claims administration had been to recognize the expenses in the period incurred. The Company’s captive insurance subsidiary is subject to industry specific authoritative accounting guidance that requires the insurance subsidiary to include an estimate for such legal fees in its workers’ compensation claims liabilities. Therefore, the Company’s method of recording legal fees in the period incurred for claims administration was determined to be an error. As a result, the Company has presented its consolidated financial statements for the three and six months ended June 30, 2010, as restated to reflect the correction of this error. The Company also determined to make a conforming change to its accounting method for legal expenses incurred for the administration of workers’ compensation claims that arose prior to the formation of AICE. The impact of the correction of the error and change in accounting method for the three and six months ended June 30, 2010, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

(in thousands, except per share amounts)	Consolidated Statement of Operations for the Three Months Ended June 30, 2010
	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Cost of revenues	$55,687	$198	$(185)	$13	$55,700
Provision from income taxes	1,107	91	(85)	6	1,113
Net income	2,278	(289)	270	(19)	2,259
Basic income per share	0.22	(0.03)	0.03	0	0.22
Diluted income per share	0.22	(0.03)	0.03	0	0.22

(in thousands, except per share amounts)	Consolidated Statement of Operations for the Six Months Ended June 30, 2010
	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Cost of revenues	$108,570	$396	$(371)	$25	$108,595
Benefit from income taxes	(146)	182	(171)	11	(135)
Net income	592	(578)	542	(36)	556
Basic income per share	0.06	(0.06)	0.06	0	0.06
Diluted income per share	0.06	(0.06)	0.06	0	0.06

	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2010
(in thousands)	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Net income	$592	$(578)	$542	$(36)	$556
Reconciliations of net income to cash provided by operating activities:
Deferred income taxes	(148)	60	63	123	(25)
Income taxes receivable	387	(186)	74	(112)	275
Workers’ compensation claims liabilities	1,702	396	(371)	25	1,727
Net cash provided by operating activities	1,584	0	0	0	1,584

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

Marketable securities

As of June 30, 2011, the Company’s marketable securities consisted of tax-exempt municipal securities, corporate bonds and U.S. treasuries. The Company classifies municipal securities, U.S. treasuries, and certain of its corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. Certain of the Company’s corporate bonds are classified as held-to-maturity and are reported at amortized cost.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $463,000 and $374,000 at June 30, 2011 and December 31, 2010, respectively. The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

Workers’ compensation claims

The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees subject to Professional Employer Organization (“PEO”) contracts) working in California, Oregon, Maryland, Delaware and Colorado. In the state of Washington, state law allows only the Company’s staffing services and internal management employees to be covered under the Company’s self-insured workers’ compensation program. Additionally, effective January 5, 2010, we formed a wholly-owned fully licensed insurance company in Arizona to provide workers’ compensation coverage to our employees in Arizona.

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

The Company has provided a total of $41.0 million and $39.3 million at June 30, 2011 and December 31, 2010, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $2.6 million at June 30, 2011 and $2.7 million at December 31, 2010, respectively. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting agreed-upon loss objectives. The Company has provided $5.1 million at June 30, 2011 and $5.0 million at December 31, 2010 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators, and the expected payout as determined by historical incentive payment trends. Safety incentive expense is netted against PEO services revenue in our consolidated statements of operations.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Comprehensive income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s stockholders. Comprehensive income totaled $3.5 million and $2.1 million for the three months ended June 30, 2011 and 2010 and $9.0 million and $459,000 for the six months ended June 30, 2011 and 2010, respectively. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on its publicly traded marketable securities designated as “available-for-sale”, net of realized gains or losses included in net income.

Note 2 - Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. It also eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning January 1, 2012. As this guidance only alters the presentation of the components of comprehensive income, the adoption will not have an impact on the Company’s consolidated financial position or results of operations.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average number of basic shares outstanding	10,195,989	10,446,350	10,198,440	10,456,006
Assumed exercise of stock options, net of shares assumed repurchased at average market price during the period using proceeds received upon exercise of options	48,725	38,880	47,805	33,581

Weighted average number of diluted shares outstanding	10,244,714	10,485,230	10,246,245	10,489,587

Note 4 - Stock Incentive Plans and Stock-Based Compensation

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 13, 2009. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2009 Plan is 1,000,000, of which the aggregate number of shares for which incentive stock options may be granted under the Plan is 900,000. No new grants of stock options may be made under the Company’s 2003 Stock Incentive Plan (the “2003 Plan”). At June 30, 2011, there were option awards covering 686,169 shares outstanding under the 2009 Plan, together with the 2003 Plan and its predecessor, the 1993 Stock Incentive Plan. Outstanding options under all three plans typically expire ten years after the date of grant and are generally exercisable in four equal annual installments beginning one year after the date of grant. During April 2011, 200,000 options were granted to officers and directors which become exercisable in eight equal annual installments beginning one year after the date of grant.

In accordance with accounting guidance for share-based payments, the Company recognizes compensation expense for options awarded under its stock incentive plans. Current accounting guidance requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Stock Incentive Plans and Stock-Based Compensation (Continued)

The following table summarizes options activity in 2011:

	Number of Options	Grant Prices
Outstanding at December 31, 2010	399,569	$2.00 to $17.50
Options granted	289,200	$14.87 to $16.53
Options exercised	(2,600)	$2.00
Options cancelled or expired	0

Outstanding at June 30, 2011	686,169	$2.00 to $17.50

Exercisable at June 30, 2011	286,969

Available for grant at June 30, 2011	623,800

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2011	2010	2011	2010
Intrinsic value of options exercised in the period	$0	$0	$34	$0

	As of June 30,
	2011	2010
Stock options:
Number of options	686,169	392,319
Options fully vested and currently exercisable	286,969	250,694
Weighted average exercise price	$13.56	$13.59
Aggregate intrinsic value	$415	$258
Weighted average contractual term of options	7.41 years	6.55 years

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Stock Incentive Plans and Stock-Based Compensation (Continued)

The fair value of the stock-based awards, as determined under the Black-Scholes model, granted in the six months ended June 30, 2011 and 2010 were $2.1 million and $344,000, or $7.20 and $5.54 per share, respectively, estimated with the following weighted-average assumptions:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Stock options:
Risk-free interest rate	2.88%	3.00%
Expected dividend yield	2.28%	2.39%
Expected term	7.3 years	7.0 years
Expected volatility	65.94%	58.83%

The following table summarizes stock-based compensation expense related to stock option awards for the three months and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense included inselling, general and administrative expenses	$136	$52	$192	$84
Deferred income taxes	54	21	76	34

Stock-based compensation expense related tostock options, net of tax	$82	$31	$116	$50

As of June 30, 2011 unrecognized compensation expense related to stock options was $2.5 million.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 - Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements		As Restated, See Note 1 to Consolidated Financial Statements
Beginning balance
Workers’ compensation claims liabilities	$39,783	$36,766	$39,301	$35,957
Add: claims expense accrual:
Current period	5,279	3,971	9,985	7,671
Prior periods	286	44	522	191

Total expense accrual	5,565	4,015	10,507	7,862

Less: claim payments related to:
Current period	962	668	1,219	855
Prior periods	3,390	2,655	7,593	5,506

Total paid	4,352	3,323	8,812	6,361

Ending balance
Workers’ compensation claims liabilities	$40,996	$37,458	$40,996	$37,458

Incurred but not reported (IBNR)	$29,738	$25,937	$29,738	$25,937

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

The Company has determined that its U.S. treasuries component of its marketable securities falls into the Level 1 category. The Company has also determined that its municipal bonds and corporate bonds components fall into the Level 2 category. We classify our municipal bonds as level 2 due to our use of fair value pricing provided by an independent third-party based on observable market prices in less active markets or quoted market prices for securities with similar credit characteristics and rates traded in an active market. There were no assets or liabilities where Level 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Marketable securities consist of the following investments (in thousands):

	June 30, 2011			December 31, 2010
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Current:
Trading:
Equity securities	$0	$0	$0	$349	$21	$370	1
Available-for-sale:
Municipal bonds	15,868	13	15,881	22,997	(32)	22,965	2
Corporate bonds	18,823	3	18,826	861	15	876	2
Variable rate demand notes	0	0	0	300	0	300	2

	$34,691	$16	$34,707	$24,507	$4	$24,511

Long term:
Available-for-sale:
Corporate bonds	$9,601	$(46)	$9,555	$5,513	$(39)	$5,474	2
Held-to-maturity:
Corporate bonds	452	0	452	447	0	447	2

	$10,053	$(46)	$10,007	$5,960	$(39)	$5,921

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Fair Value Measurement (Continued)

The Company’s restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	June 30, 2011			December 31, 2010
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Available-for-sale:
Municipal bonds	$5,376	$28	$5,404	$5,147	$0	$5,147	2
Corporate bonds	45	0	45	323	0	323	2
U.S. treasuries	1,567	0	1,567	1,567	0	1,567	1

	$6,988	$28	$7,016	$7,037	$0	$7,037

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

To provide PEO services to a client, the Company enters into a contract to become a co-employer of the client’s existing workforce and Barrett assumes responsibility for some or all of the client’s human resource management responsibilities. PEO services are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, renewable annually, which cover all employees at a particular work site. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing and comprehensive on-site management. The Company’s staffing services also include direct placement services, which involve fee-based search efforts for specific employee candidates at the request of PEO clients, staffing customers or other businesses.

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010.

	Percentage of Total Revenues Three Months Ended June 30,		Percentage of Total Revenues Six Months Ended June 30,
	2011	2010	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements		As Restated, See Note 1 to Consolidated Financial Statements
Revenues:
Staffing services	40.1%	47.4%	40.6%	47.0%
Professional employer service fees	59.9	52.6	59.4	53.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	30.4	35.9	30.8	35.5
Payroll taxes and benefits	38.0	33.9	41.9	37.8
Workers’ compensation	14.1	12.8	14.3	13.1

Total cost of revenues	82.5	82.6	87.0	86.4

Gross margin	17.5	17.4	13.0	13.6
Selling, general and administrative expenses	11.7	12.5	12.2	13.2
Depreciation and amortization	0.4	0.5	0.4	0.6

Income (loss) from operations	5.4	4.4	0.4	(0.2)
Other income	0.3	0.6	7.4	0.5

Income before income taxes	5.7	5.0	7.8	0.3
Provision for income taxes	1.2	1.6	1.6	(0.1)

Net income	4.5%	3.4%	6.2%	0.4%

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

(in thousands)	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2011	2010	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements		As Restated, See Note 1 to Consolidated Financial Statements
Revenues:
Staffing services	$30,518	$31,975	$58,850	$59,037
Professional employer services	336,380	265,121	639,114	500,616

Total revenues	366,898	297,096	697,964	559,653

Cost of revenues:
Direct payroll costs	312,385	252,722	595,027	476,269
Payroll taxes and benefits	28,886	22,861	60,649	47,489
Workers’ compensation	12,346	9,781	23,409	18,798

Total cost of revenues	353,617	285,364	679,085	542,556

Gross margin	$13,281	$11,732	$18,879	$17,097

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited Three Months Ended June 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2011	2010	2011	2010	2011	2010
						As Restated, See Note 1 to Consolidated Financial Statements
Revenues:
Staffing services	$30,518	$31,975	$0	$0	$30,518	$31,975
Professional employer services	336,380	265,121	(290,885)	(229,664)	45,495	35,457

Total revenues	$366,898	$297,096	$(290,885)	$(229,664)	$76,013	$67,432

Cost of revenues	$353,617	$285,364	$(290,885)	$(229,664)	$62,732	$55,700

	Unaudited Six Months Ended June 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2011	2010	2011	2010	2011	2010
						As Restated, See Note 1 to Consolidated Financial Statements
Revenues:
Staffing services	$58,850	$59,037	$0	$0	$58,850	$59,037
Professional employer services	639,114	500,616	(553,182)	(433,961)	85,932	66,655

Total revenues	$697,964	$559,653	$(553,182)	$(433,961)	$144,782	$125,692

Cost of revenues	$679,085	$542,556	$(553,182)	$(433,961)	$125,903	$108,595

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2011 and 2010

Net income for the second quarter of 2011 amounted to $3.4 million, an improvement of $1.1 million over the net income of $2.3 million for the second quarter of 2010. The improvement for the second quarter of 2011 was primarily due to a 12.7% increase in revenues coupled with a lower income tax expense rate. Diluted earnings per share for the second quarter of 2011 were $.34 compared to diluted income per share of $.22 for the comparable 2010 period.

Revenues for the second quarter of 2011 totaled $76.0 million, an increase of approximately $8.6 million or 12.7%, which reflects an increase in the Company’s PEO service fee revenue of $10.0 million or 28.3%, partially offset by a decline in staffing services revenue of $1.5 million or 4.6%. Our growth in PEO revenues continues to be primarily attributable to new customers as PEO business from new customers during the second quarter of 2011 more than tripled our lost PEO business from former customers compared to the second quarter of 2010. PEO revenues from continuing customers reflected a 3.6% increase on a quarter over quarter basis. Staffing revenues decreased as a result of the loss of business from certain former customers. The decline in economic activity and associated reductions in employment levels in the Company’s market areas in late 2008 and 2009 continue to impact our existing client base, resulting in ongoing pressure on demand for the Company’s staffing services.

Gross margin for the second quarter of 2011 totaled approximately $13.3 million or an increase of $1.5 million over the second quarter of 2010, primarily due to the 12.7% increase in revenues and a decline in direct payroll costs, partially offset by higher payroll taxes and benefits and workers’ compensation expense, as a percentage of revenues.

The decrease in direct payroll costs, as a percentage of revenues, from 35.9% for the second quarter of 2010 to 30.4% for the second quarter of 2011 was primarily due to the increase in our mix of PEO services in the Company’s customer base over the second quarter of 2010 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the second quarter of 2011 was 38.0% compared to 33.9% for the second quarter of 2010. The percentage rate increase was largely due to the effect of significant growth in PEO services, where payroll taxes and benefits are presented at gross cost whereas the related direct payroll costs are netted against PEO services revenue, and to higher effective state unemployment tax rates in various states in which the Company operates as compared to the second quarter of 2010. Management expects the trend in payroll taxes and benefits, as a percentage of revenues, to continue to increase as a result of continued growth in PEO services on a quarter over quarter basis.

Workers’ compensation expense, as a percentage of revenues, increased from 12.8% in the second quarter of 2010 to 14.1% in the second quarter of 2011. Workers’ compensation expense for the second quarter of 2011 totaled $10.8 million, compared to $8.6 million for the second quarter of 2010. The increase was primarily due to an increase in the number of injury claims incurred during the 2011 second quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2011 and 2010 (Continued)

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2011 totaled approximately $8.9 million, an increase of $464,000 or 5.5% over the second quarter of 2010. The increase was primarily attributable to increases in management payroll, legal expenses and stock-based compensation expense.

Other income for the second quarter of 2011 was $266,000 compared to other income of $380,000 for the second quarter of 2010. Other income for the 2011 second quarter was primarily attributable to investment income earned on the Company’s cash and marketable securities. The second quarter of 2010 included gains of approximately $200,000 on the sale of certain marketable securities.

The income tax rate for the 2011 second quarter was 20.6% which included a favorable benefit from the effect of a much lower annual effective tax rate attributable to the non-taxable $10.0 million life insurance proceeds from a key man life insurance policy the Company carried on William W. Sherertz, the Company’s President and Chief Executive Officer, who passed away January 20, 2011. We expect the effective income tax rate for the balance of 2011 to remain at a rate similar to the 2011 second quarter income tax rate.

Six months ended June 30, 2011 and 2010

Net income for the six months ended June 30, 2011 amounted to $9.0 million, an improvement of $8.4 million over the net income of $556,000 for the second quarter of 2010. The improvement for the first six months ended June 30, 2011 was primarily due to the $10.0 million life insurance proceeds as well as a 15.2% increase in revenues. Diluted earnings per share for the first six months ended June 30, 2011 was $.88 compared to diluted earnings per share of $.05 for the comparable 2010 period.

Revenues for the six months ended June 30, 2011 totaled $144.8 million, an increase of approximately $19.1 million or 15.2%, which reflects an increase in the Company’s PEO service fee revenue of $19.3 million or 28.9% offset in part by a small decline in staffing services revenue of $187,000 or 0.3%. Our growth in PEO revenues was primarily attributable to new customers as PEO business from new customers during the first six months of 2011 tripled our lost PEO business from former customers compared to the first six months of 2010. PEO revenues from continuing customers reflected a 4.9% increase on a comparable six month basis. Staffing revenues decreased slightly as a result of lost business from former customers, offset in part by new staffing business during the first six months of 2011.

Gross margin for the six months ended June 30, 2011 totaled approximately $18.9 million or an increase of $1.8 million over the comparable period of 2010, primarily due to the 15.2% increase in revenues and a decline in direct payroll costs, partially offset by higher payroll taxes and benefits and workers’ compensation expense, as a percentage of revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2011 and 2010 (Continued)

The decrease in direct payroll costs, as a percentage of revenues, from 35.5% for the second quarter of 2010 to 30.8% for the first six months of 2011 was primarily due to the increase in our mix of PEO services in the Company’s customer base over the 2010 six-month period and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the six months ended June 30, 2011 was 41.9% compared to 37.8% for the comparable period of 2010. The percentage rate increase was largely due to the effect of significant growth in PEO services and to higher effective state unemployment tax rates in the majority of states in which the Company operates as compared to the same period of 2010.

Workers’ compensation expense, as a percentage of revenues, increased from 13.1% in the first six months of 2010 to 14.3% in the first six months of 2011. Workers’ compensation expense for the first six months of 2011 totaled $20.7 million, compared to $16.4 million for the first six months of 2010. The increase was primarily due to an increase in the number of injury claims incurred during the first six months of 2011.

SG&A expenses for the first six months of 2011 totaled approximately $17.7 million, an increase of $1.1 million or 6.4% over the first six months of 2010. The increase was primarily attributable to increases in management payroll, travel and legal expenses.

Other income for the first six months of 2011 was $10.7 million compared to other income of $665,000 for the first six months of 2010. The first six months of 2011 included the $10.0 million of life insurance proceeds and higher investment income, as compared to the 2010 period.

The income tax rate for the first six months of 2011 was 19.9% which included a favorable benefit from the effect of the non-taxable $10.0 million life insurance proceeds. The income tax rate for the first six months of 2010 was 32.1%. The first six months of 2010 included an additional benefit primarily from a reduction to a deferred tax asset allowance as sales of certain closed-end bond funds during the first six months of 2010 allowed the Company to apply current year capital losses to 2009 capital gains.

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

Liquidity and Capital Resources

The Company’s cash position for the six months ended June 30, 2011 decreased $5.5 million from December 31, 2010, which compares to a decrease of $19.2 million for the comparable period in 2010. The decrease in cash at June 30, 2011 as compared to December 31, 2010, was primarily due to net purchases of marketable securities of $14.1 million and $1.8 million used to pay cash dividends, offset in part by net income of $9.0 million.

Net cash provided by operating activities for the six months ended June 30, 2011 amounted to $12.5 million compared to $1.6 million of net cash provided by operations for the comparable 2010 period. For the six months ended June 30, 2011, cash flow was principally provided by net income of $9.0 million together with increases in accrued payroll, payroll taxes and benefits of $22.8 million and increases in workers’ compensation claims liabilities of $1.8 million, partially offset by an increase in accounts receivable of $22.1 million.

Net cash used in investing activities for the six months ended June 30, 2011 was $15.2 million as compared to $17.0 million of net cash used in investing activities for the similar 2010 period. For the 2011 period, cash from investing activities was principally used for the purchase of marketable securities totaling $32.7 million and the purchases of restricted marketable securities of $4.0 million, partially offset by the proceeds from the sales and maturities of marketable securities of $18.6 million and $3.4 million from the proceeds of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for the six months ended June 30, 2011 was $2.7 million as compared to $3.8 million for the similar 2010 period. For the 2011 period, the primary uses of cash for financing activities were the payment of regular quarterly cash dividends totaling $1.8 million to holders of the Company’s common stock and repurchases of the Company’s common stock totaling $923,000.

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

Liquidity and Capital Resources (Continued)

The Company is a party to a Standby Letter of Credit Agreement dated as of June 30, 2009 (the “Credit Agreement”) with its principal bank. The Credit Agreement provides for standby letters of credit as to which there were $6.7 million outstanding at June 30, 2011 in connection with various surety deposit requirements for workers’ compensation purposes.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) to maintain net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end; (2) to maintain liquid assets (defined as unencumbered cash, cash equivalents, and publicly traded and quoted marketable securities) having an aggregate fair market value at all times not less than $10.0 million, determined as of the end of each fiscal quarter; and (3) to not borrow or permit to exist indebtedness (other than from or to the bank), or mortgage, pledge, grant, or permit to exist a security interest in, or a lien upon, all or any portion of the Company’s assets now owned or hereafter acquired, except for purchase money indebtedness (and related security interests) which does not at any time exceed $500,000. The Company was in compliance with all financial covenants at June 30, 2011.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and the effect of changes in estimate of its claims liabilities, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned, fully licensed captive insurance subsidiaries and becoming self-insured for certain business risks, the financial viability of the Company’s excess insurance carriers, the effectiveness of the Company’s management information systems, payment of future dividends, and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include the ability to retain current customers and attract new customers, difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of $70.2 million in cash and marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of June 30, 2011, the Company’s investment portfolio consisted principally of approximately $19.3 million in tax-exempt money market funds, $21.3 million in tax-exempt municipal bonds with an average maturity of 137 days, and approximately $28.8 million in corporate bonds. Based on the Company’s overall interest exposure at June 30, 2011, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’ disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Previously Reported Material Weakness: The Company did not have effective controls to provide assurance as to the appropriate selection and implementation of accounting methods with respect to accounting for its legal fees incurred by its captive insurance subsidiary for the administration of workers’ compensation claims. This material weakness resulted in the adjustment of workers’ compensation claims liabilities, deferred taxes, workers’ compensation expense (which is a component of cost of revenues), and income tax expense. The restatement of certain periods of the Company’s consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2010 and in Item 1 of Part I of this report.

As a result of the material weakness in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010 based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation steps to address the material weakness in its internal control over financial reporting described above. Specifically, the following steps are being implemented:

•	Management has formalized the Company’s process for reviewing, approving and updating its accounting policies;

•	Management has formalized the Company’s process for reviewing and establishing appropriate accounting policies when forming a new subsidiary; and

•	Management has implemented steps to improve the industry specific accounting knowledge of the Company’s accounting personnel.

Item 4.	Controls and Procedures (Continued)

Changes in Internal Control Over Financial Reporting (Continued)

Under the direction of the Audit Committee, management will continue to review and make any changes it deems necessary to the overall design of the Company’s internal control over financial reporting, including implementing improvements in policies and procedures.

We are committed to a strong internal control environment, and believe that, when fully implemented, these remediation actions will represent significant improvements in the Company’s accounting function. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate this material weakness prior to the end of 2011. We will continue to assess the effectiveness of our remediation efforts in connection with management’s future evaluations of internal control over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended June 30, 2011.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (1)
April	0	$ 0	0	1,543,600
May	0	0	0	1,543,600
June	61,398	14.13	61,398	1,482,200

Total	61,398		61,398

(1)	In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. (Registrant)

Date: August 9, 2011	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

101.	INS XBRL Instance Document *

101.	SCH XBRL Taxonomy Extension Schema Document *

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.	LAB XBRL Taxonomy Extension Label Linkbase Document *

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.