Form 10-Q
period 2011-09-30
BARRETT BUSINESS SERVICES INC
filed 2011-11-09
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Number of shares of common stock, $.01 par value, outstanding at October 28, 2011 was 9,892,396 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$42,217	$30,924
Marketable securities	25,938	24,511
Trade accounts receivable, net	50,870	37,596
Income taxes receivable	2,356	2,356
Prepaid expenses and other	1,808	1,798
Deferred income taxes	5,873	6,101

Total current assets	129,062	103,286
Marketable securities	9,749	5,921
Property, equipment and software, net	14,878	15,037
Restricted marketable securities and workers’ compensation deposits	9,745	8,811
Other assets	3,103	3,094
Workers’ compensation receivables for insured losses and recoveries	3,740	3,915
Goodwill	47,820	47,820

	$218,097	$187,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,306	$964
Accrued payroll, payroll taxes and related benefits	52,689	37,525
Income taxes payable	1,517	0
Other accrued liabilities	602	442
Workers’ compensation claims liabilities	15,599	14,768
Safety incentives liability	5,860	5,024

Total current liabilities	77,573	58,723
Long-term workers’ compensation claims liabilities	25,100	21,847
Long-term workers’ compensation claims liabilities for insured claims	2,636	2,686
Deferred income taxes	7,841	7,841
Customer deposits and other long-term liabilities	1,459	1,422
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500 shares authorized; no shares issued and outstanding	0	0
Common stock, $.01 par value; 20,500 shares authorized, 9,934 and 10,202 shares issued and outstanding	99	102
Additional paid-in capital	21,690	25,164
Accumulated other comprehensive loss	(126)	(65)
Retained earnings	81,825	70,164

	103,488	95,365

	$218,097	$187,884

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements
Revenues:
Staffing services	$34,589	$33,954
Professional employer service fees	50,795	39,922

Total revenues	85,384	73,876

Cost of revenues:
Direct payroll costs	26,292	25,846
Payroll taxes and benefits	30,321	24,501
Workers’ compensation	12,618	9,485

Total cost of revenues	69,231	59,832

Gross margin	16,153	14,044
Selling, general and administrative expenses	9,879	9,156
Depreciation and amortization	334	341

Income from operations	5,940	4,547

Other income:
Investment income, net	340	244
Other	(8)	344

Other income	332	588

Income before income taxes	6,272	5,135
Provision for income taxes	858	1,466

Net income	$5,414	$3,669

Basic earnings per share	$.54	$.36

Weighted average number of basic shares outstanding	10,060	10,217

Diluted earnings per share	$.54	$.36

Weighted average number of diluted shares outstanding	10,100	10,251

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements
Revenues:
Staffing services	$93,439	$92,991
Professional employer service fees	136,727	106,577

Total revenues	230,166	199,568

Cost of revenues:
Direct payroll costs	70,833	70,519
Payroll taxes and benefits	90,970	71,990
Workers’ compensation	33,331	25,918

Total cost of revenues	195,134	168,427

Gross margin	35,032	31,141
Selling, general and administrative expenses	27,577	25,787
Depreciation and amortization	1,000	1,051

Income from operations	6,455	4,303

Other income:
Life insurance proceeds	10,000	0
Investment income, net	968	645
Other	84	608

Other income	11,052	1,253

Income before income taxes	17,507	5,556
Provision for income taxes	3,098	1,331

Net income	$14,409	$4,225

Basic earnings per share	$1.42	$.41

Weighted average number of basic shares outstanding	10,152	10,376

Diluted earnings per share	$1.41	$.41

Weighted average number of diluted shares outstanding	10,198	10,410

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements
Cash flows from operating activities:
Net income	$14,409	$4,225
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	1,000	1,051
Gains recognized on marketable securities	(99)	(399)
Gain recognized on sale and leaseback	(92)	(92)
Deferred income taxes	166	36
Share based compensation	332	137
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(13,274)	(23,413)
Income taxes receivable	0	208
Prepaid expenses and other	(10)	(793)
Accounts payable	342	(75)
Accrued payroll, payroll taxes and related benefits	15,164	22,044
Other accrued liabilities	160	(254)
Income taxes payable	1,517	0
Workers’ compensation claims liabilities	4,209	2,528
Safety incentives liability	836	316
Customer deposits, long-term liabilities and other assets, net	115	20

Net cash provided by operating activities	24,775	5,539

Cash flows from investing activities:
Cash paid for acquisitions	0	(375)
Purchase of property and equipment, net of amounts purchased in acquisitions	(836)	(1,158)
Proceeds from sales and maturities of marketable securities	55,590	10,569
Purchase of marketable securities	(60,745)	(23,769)
Proceeds from maturities of restricted marketable securities	5,942	3,772
Purchase of restricted marketable securities	(6,876)	(7,099)

Net cash used in investing activities	(6,925)	(18,060)

Cash flows from financing activities:
Proceeds from exercise of stock options	5	4
Dividends paid	(2,748)	(2,484)
Repurchase of common stock	(3,827)	(3,415)
Tax benefit of stock option exercises	13	6

Net cash used in financing activities	(6,557)	(5,889)

Net increase (decrease) in cash and cash equivalents	11,293	(18,410)
Cash and cash equivalents, beginning of period	30,924	36,671

Cash and cash equivalents, end of period	$42,217	$18,261

Supplemental schedule of noncash investing activities:
Acquisitions of other businesses:
Cost of acquisitions in excess of fair value of net assets acquired	$0	$357
Intangible assets acquired	0	15
Tangible assets acquired	0	3

Net cash paid for acquisitions	$0	$375

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1- Basis of Presentation of Interim Period Statements

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1- Basis of Presentation of Interim Period Statements (Continued)

Restatement of prior period

As described in Note 2 of the Consolidated Financial Statements in Item 15 in the Company’s 2010 Annual Report on Form 10-K, the Company restated its consolidated financial statements to correct an error related to legal expenses incurred for the administration of workers’ compensation claims by Associated Insurance Company for Excess (“AICE”), the Company’s captive insurance subsidiary formed January 1, 2007. The Company’s historical accounting method for legal expenses incurred for claims administration had been to recognize the expenses in the period incurred. The Company’s captive insurance subsidiary is subject to industry specific authoritative accounting guidance that requires the insurance subsidiary to include an estimate for such legal fees in its workers’ compensation claims liabilities. Therefore, the Company’s method of recording legal fees in the period incurred for claims administration was determined to be an error. As a result, the Company has presented its consolidated financial statements for the three and nine months ended September 30, 2010, as restated to reflect the correction of this error. The Company also determined to make a conforming change to its accounting method for legal expenses incurred for the administration of workers’ compensation claims that arose prior to the formation of AICE. The impact of the correction of the error and change in accounting method for the three and nine months ended September 30, 2010, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

(in thousands, except per share amounts)	Consolidated Statement of Operations for the Three Months Ended September 30, 2010
	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated
Cost of revenues	$59,820	$198	$(186)	$12	$59,832
Provision from income taxes	1,461	91	(86)	5	1,466
Net income	3,686	(289)	272	(17)	3,669
Basic income per share	0.36	(0.03)	0.03	0	0.36
Diluted income per share	0.36	(0.03)	0.03	0	0.36

(in thousands, except per share amounts)	Consolidated Statement of Operations for the Nine Months Ended September 30, 2010
	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated

Cost of revenues	$168,390	$594	$(557)	$37	$168,427
Benefit from income taxes	1,315	273	(257)	16	1,331
Net income	4,278	(867)	814	(53)	4,225
Basic income per share	0.41	(0.08)	0.08	0	0.41
Diluted income per share	0.41	(0.08)	0.08	0	0.41

	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2010
	As Previously Reported	Correction of an Error	Change in Accounting Policy	Net Adjustment	Restated

(in thousands)
Net income	$4,278	$(867)	$814	$(53)	$4,225
Reconciliations of net income to cash provided by operating activities:
Deferred income taxes	(148)	91	93	184	36
Income taxes receivable	376	(279)	111	(168)	208
Workers’ compensation claims liabilities	2,491	594	(557)	37	2,528
Net cash provided by operating activities	5,539	0	0	0	5,539

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

Marketable securities

As of September 30, 2011, the Company’s marketable securities consisted of tax-exempt municipal securities, corporate bonds and U.S. treasuries. The Company classifies municipal securities, U.S. treasuries, and certain of its corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. Certain of the Company’s corporate bonds are classified as held-to-maturity and are reported at amortized cost.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $452,000 and $374,000 at September 30, 2011 and December 31, 2010, respectively. The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

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

To manage our financial exposure, in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance through our wholly owned captive insurance company, AICE, with a per occurrence retention of $5.0 million, except in Maryland and Colorado, where our per occurrence retention is $1.0 million and $500,000, respectively. AICE maintains excess workers’ compensation insurance coverage with American Insurance Group, Inc. (“AIG”) between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with AIG is between $1.0 million and $25.0 million per occurrence, and in Colorado, where the coverage with AIG is between $500,000 and statutory limits per occurrence. We continue to evaluate the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

The Company has provided a total of $43.3 million and $39.3 million at September 30, 2011 and December 31, 2010, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $2.6 million at September 30, 2011 and $2.7 million at December 31, 2010, respectively. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting agreed-upon loss objectives. The Company has provided $5.9 million at September 30, 2011 and $5.0 million at December 31, 2010 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators, and the expected payout as determined by historical incentive payment trends. Safety incentive expense is netted against PEO services revenue in our consolidated statements of operations.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Comprehensive income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s stockholders. Comprehensive income totaled $5.3 million and $3.7 million for the three months ended September 30, 2011 and 2010 and $14.3 million and $4.2 million for the nine months ended September 30, 2011 and 2010, respectively. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on its publicly traded marketable securities designated as “available-for-sale”, net of realized gains or losses included in net income.

Note 2 - Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. It also eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for periods beginning after December 15, 2011, although early adoption is permitted. The Company plans to adopt ASU 2011-05 beginning January 1, 2012. As this guidance only alters the presentation of the components of comprehensive income, the adoption will not have an impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment”. ASU 2011-08 provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC 350, Intangibles-Goodwill and Other. Under ASU 2011-08 a company is no longer required to calculate the fair value of a reporting unit unless it determines, on the basis of qualitative information, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for periods beginning after December 15, 2011; however, early adoption is permitted. The Company plans to adopt ASU 2011-08 beginning January 1, 2012. We do not anticipate the adoption will have a material impact on our consolidated financial statements.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average number of basic shares outstanding	10,060,422	10,216,705	10,152,434	10,376,239
Assumed exercise of stock options, net of shares assumed repurchased at average market price during the period using proceeds received upon exercise of options	39,492	34,114	45,034	33,759

Weighted average number of diluted shares outstanding	10,099,914	10,250,819	10,197,468	10,409,998

Note 4 - Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements		As Restated, See Note 1 to Consolidated Financial Statements

Beginning balance
Workers’ compensation claims liabilities	$40,996	$37,458	$39,301	$35,957
Add: claims expense accrual:
Current period	6,187	4,553	16,172	12,224
Prior periods	946	137	1,468	328

Total expense accrual	7,133	4,690	17,640	12,552

Less: claim payments related to:
Current period	1,736	1,151	2,955	2,006
Prior periods	3,058	2,767	10,651	8,273

Total paid	4,794	3,918	13,606	10,279

Ending balance
Workers’ compensation claims liabilities	$43,335	$38,230	$43,335	$38,230

Incurred but not reported (IBNR)	$31,178	$26,700	$31,178	$26,700

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 - Fair Value Measurement

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 - Fair Value Measurement (Continued)

Marketable securities consist of the following investments (in thousands):

	September 30, 2011			December 31, 2010
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category

Current:
Trading:
Equity securities	$0	$0	$0	$349	$21	$370	1
Available-for-sale:
Municipal bonds	9,695	17	9,712	22,997	(32)	22,965	2
Corporate bonds	16,231	(5)	16,226	861	15	876	2
Variable rate demand notes	0	0	0	300	0	300	2

	$25,926	$12	$25,938	$24,507	$4	$24,511

Long term:
Available-for-sale:
Corporate bonds	$9,497	$(202)	$9,295	$5,513	$(39)	$5,474	2
Held-to-maturity:
Corporate bonds	454	0	454	447	0	447	2

	$9,951	$(202)	$9,749	$5,960	$(39)	$5,921

The Company’s restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	September 30, 2011			December 31, 2010
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Available-for-sale:
Municipal bonds	$5,488	$25	$5,513	$5,147	$0	$5,147	2
Corporate bonds	45	0	45	323	0	323	2
U.S. treasuries	1,567	0	1,567	1,567	0	1,567	1

	$7,100	$25	$7,125	$7,037	$0	$7,037

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010.

	Percentage of Total Revenues Three Months Ended September 30,		Percentage of Total Revenues Nine Months Ended September 30,
	2011	2010	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements		As Restated, See Note 1 to Consolidated Financial Statements
Revenues:
Staffing services	40.5%	46.0%	40.6%	46.6%
Professional employer service fees	59.5	54.0	59.4	53.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	30.8	35.0	30.8	35.3
Payroll taxes and benefits	35.5	33.2	39.5	36.1
Workers’ compensation	14.8	12.8	14.5	13.0

Total cost of revenues	81.1	81.0	84.8	84.4

Gross margin	18.9	19.0	15.2	15.6
Selling, general and administrative expenses	11.6	12.4	12.0	12.9
Depreciation and amortization	0.4	0.4	0.4	0.5

Income from operations	6.9	6.2	2.8	2.2
Other income	0.4	0.8	4.8	0.6

Income before income taxes	7.3	7.0	7.6	2.8
Provision for income taxes	1.0	2.0	1.3	0.7

Net income	6.3%	5.0%	6.3%	2.1%

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

(in thousands)	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2011	2010	2011	2010
		As Restated, See Note 1 to Consolidated Financial Statements		As Restated, See Note 1 to Consolidated Financial Statements
Revenues:
Staffing services	$34,589	$33,954	$93,439	$92,991
Professional employer services	371,382	298,941	1,010,496	799,557

Total revenues	405,971	332,895	1,103,935	892,548

Cost of revenues:
Direct payroll costs	344,719	283,421	939,746	759,690
Payroll taxes and benefits	30,321	24,501	90,970	71,990
Workers’ compensation	14,778	10,929	38,187	29,727

Total cost of revenues	389,818	318,851	1,068,903	861,407

Gross margin	$16,153	$14,044	$35,032	$31,141

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited Three Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2011	2010	2011	2010	2011	2010
						As Restated, See Note 1 to Consolidated Financial Statements
Revenues:
Staffing services	$34,589	$33,954	$0	$0	$34,589	$33,954
Professional employer services	371,382	298,941	(320,587)	(259,019)	50,795	39,922

Total revenues	$405,971	$332,895	$(320,587)	$(259,019)	$85,384	$73,876

Cost of revenues	$389,818	$318,851	$(320,587)	$(259,019)	$69,231	$59,832

	Unaudited Nine Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2011	2010	2011	2010	2011	2010
						As Restated, See Note 1 to Consolidated Financial Statements
Revenues:
Staffing services	$93,439	$92,991	$0	$0	$93,439	$92,991
Professional employer services	1,010,496	799,557	(873,769)	(692,980)	136,727	106,577

Total revenues	$1,103,935	$892,548	$(873,769)	$(692,980)	$230,166	$199,568

Cost of revenues	$1,068,903	$861,407	$(873,769)	$(692,980)	$195,134	$168,427

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2011 and 2010

Net income for the third quarter of 2011 amounted to $5.4 million, an improvement of $1.7 million over net income of $3.7 million for the third quarter of 2010. The improvement for the third quarter of 2011 was primarily due to a 15.6% increase in revenues coupled with a lower income tax expense rate. Diluted earnings per share for the third quarter of 2011 were $.54 compared to diluted income per share of $.36 for the comparable 2010 period.

Revenues for the third quarter of 2011 totaled $85.4 million, an increase of approximately $11.5 million or 15.6%, which reflects an increase in the Company’s PEO service fee revenue of $10.9 million or 27.2% and a small increase in staffing services revenue of $635,000 or 1.9%. Our growth in PEO revenues continues to be primarily attributable to new customers as PEO business from new customers during the third quarter of 2011 nearly tripled our lost PEO business from former customers compared to the third quarter of 2010. PEO revenues from continuing customers reflected a 5.1% increase on a quarter over quarter basis as a result of an increase in the average hours worked. Staffing revenues increased due to a small net gain in new business exceeding the loss of business from former customers as revenues from existing customers remained nearly flat. The decline in economic activity and associated reductions in employment levels in the Company’s market areas in late 2008 and 2009 continue to impact our existing client base, resulting in ongoing pressure on demand for the Company’s staffing services.

Gross margin for the third quarter of 2011 totaled approximately $16.2 million or an increase of $2.1 million over the third quarter of 2010, primarily due to the 15.6% increase in revenues and a decline in direct payroll costs, partially offset by higher payroll taxes and benefits and workers’ compensation expense, as a percentage of revenues.

The decrease in direct payroll costs, as a percentage of revenues, from 35.0% for the third quarter of 2010 to 30.8% for the third quarter of 2011 was primarily due to the increase in our mix of PEO services in the Company’s customer base over the third quarter of 2010 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the third quarter of 2011 was 35.5% compared to 33.2% for the third quarter of 2010. The percentage rate increase was largely due to the effect of significant growth in PEO services, where payroll taxes and benefits are presented at gross cost whereas the related direct payroll costs are netted against PEO services revenue, and to higher effective state unemployment tax rates in various states in which the Company operates as compared to the third quarter of 2010. Management expects the trend in payroll taxes and benefits, as a percentage of revenues, to continue to increase as a result of continued growth in PEO services on a quarter over quarter basis.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $9.5 million or 12.8% in the third quarter of 2010 to $12.6 million or 14.8% in the third quarter of 2011. The percentage rate increase was primarily due to an increase in the provision for prior year claim costs and higher insurance broker commissions as a result of increased worker’s compensation insurance rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2011 and 2010 (Continued)

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2011 totaled approximately $9.9 million, an increase of $723,000 or 7.9% over the third quarter of 2010. The increase was primarily attributable to increases in profit sharing, management payroll, and stock-based compensation expense.

Other income for the third quarter of 2011 was $332,000 compared to other income of $588,000 for the third quarter of 2010. Other income for the 2011 third quarter was primarily attributable to investment income earned on the Company’s cash and marketable securities. The third quarter of 2010 included a gain of approximately $181,000 on the sale of certain marketable securities.

The income tax rate for the 2011 third quarter was 13.7% which included a favorable benefit from the effect of a much lower annual effective tax rate attributable to the non-taxable $10.0 million life insurance proceeds from a key man life insurance policy the Company carried on William W. Sherertz, the Company’s President and Chief Executive Officer, who passed away January 20, 2011. The third quarter 2011 income tax rate also included a favorable net tax benefit of $451,000 from a California income tax refund related to tax years 2003 through 2006. We expect the effective income tax rate for the balance of 2011 to be approximately 20%.

Nine months ended September 30, 2011 and 2010

Net income for the nine months ended September 30, 2011 amounted to $14.4 million, an improvement of $10.2 million over net income of $4.2 million for the same period of 2010. The improvement for the first nine months ended September 30, 2011 was primarily due to the $10.0 million life insurance proceeds as well as a 15.3% increase in revenues. Diluted earnings per share for the first nine months ended September 30, 2011 was $1.41 compared to diluted earnings per share of $.41 for the comparable 2010 period.

Revenues for the nine months ended September 30, 2011 totaled $230.2 million, an increase of approximately $30.6 million or 15.3%, which reflects an increase in the Company’s PEO service fee revenue of $30.1 million or 28.3% and an increase in staffing services revenue of $448,000 or .5%. Our growth in PEO revenues was primarily attributable to new customers as PEO business from new customers during the first nine months of 2011 tripled our lost PEO business from former customers compared to the first nine months of 2010. PEO revenues from continuing customers reflected a 5.0% increase on a comparable nine month basis. Staffing revenues increased slightly as a result of new staffing business, nearly offset by lost business from former customers during the first nine months of 2011.

Gross margin for the nine months ended September 30, 2011 totaled approximately $35.0 million or an increase of $3.9 million over the comparable period of 2010, primarily due to the 15.3% increase in revenues and a decline in direct payroll costs, partially offset by higher payroll taxes and benefits and workers’ compensation expense, as a percentage of revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Nine months ended September 30, 2011 and 2010 (Continued)

The decrease in direct payroll costs, as a percentage of revenues, from 35.3% for the first nine months of 2010 to 30.8% for the first nine months of 2011 was primarily due to the increase in our mix of PEO services in the Company’s customer base over the 2010 nine-month period and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the nine months ended September 30, 2011 was 39.5% compared to 36.1% for the comparable period of 2010. The percentage rate increase was largely due to the effect of significant growth in PEO services and to higher effective state unemployment tax rates in the majority of states in which the Company operates as compared to the same period of 2010.

Workers’ compensation expense, as a percentage of revenues, increased from 13.0% in the first nine months of 2010 to 14.5% in the first nine months of 2011. Workers’ compensation expense for the first nine months of 2011 totaled $33.3 million, compared to $25.9 million for the first nine months of 2010. The increase as a percentage of revenues was principally due to an increase in the provision for prior year claim costs and to higher insurance broker commissions.

SG&A expenses for the first nine months of 2011 totaled approximately $27.6 million, an increase of $1.8 million or 6.9% over the first nine months of 2010. The increase was primarily attributable to increases in profit sharing, management payroll, travel and legal expenses.

Other income for the first nine months of 2011 was $11.1 million compared to other income of $1.3 million for the first nine months of 2010. The first nine months of 2011 included the $10.0 million of life insurance proceeds and higher investment income, as compared to the 2010 period.

The income tax rate for the first nine months of 2011 was 17.7% which included a favorable benefit from the effect of the non-taxable $10.0 million life insurance proceeds and a $451,000 California income tax refund. The income tax rate for the first nine months of 2010 was 24.0%. The first nine months of 2010 included an additional benefit primarily from a reduction to a deferred tax asset allowance as sales of certain closed-end bond funds during the first nine months of 2010 allowed the Company to apply current year capital losses to 2009 capital gains.

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

Liquidity and Capital Resources

The Company’s cash position for the nine months ended September 30, 2011 increased $11.3 million over December 31, 2010, which compares to a decrease of $18.4 million for the comparable period in 2010. The increase in cash at September 30, 2011 as compared to December 31, 2010, was primarily due to net income of $14.4 million and increases of $15.2 million in accrued payroll, payroll taxes and benefits and $4.2 million in workers’ compensation claims liabilities, offset in part by $5.2 million of net purchases of marketable securities, a $13.3 million increase in accounts receivable, $3.8 million used to repurchase the Company’s stock and $2.7 million used to pay cash dividends.

Net cash provided by operating activities for the nine months ended September 30, 2011 amounted to $24.8 million compared to $5.5 million for the comparable 2010 period. For the nine months ended September 30, 2011, cash flow was principally provided by net income of $14.4 million together with increases in accrued payroll, payroll taxes and benefits of $15.2 million and increases in workers’ compensation claims liabilities of $4.2 million, partially offset by an increase in accounts receivable of $13.3 million.

Net cash used in investing activities for the nine months ended September 30, 2011 was $6.9 million as compared to $18.1 million of net cash used in investing activities for the similar 2010 period. For the 2011 period, cash from investing activities was principally used for the purchase of marketable securities totaling $60.7 million and the purchases of restricted marketable securities of $6.9 million, partially offset by the proceeds from the sales and maturities of marketable securities of $55.6 million and $5.9 million from the proceeds of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for the nine months ended September 30, 2011 was $6.6 million as compared to $5.9 million for the similar 2010 period. For the 2011 period, the primary uses of cash for financing activities were the repurchases of the Company’s common stock totaling $3.8 million and the payment of regular quarterly cash dividends totaling $2.7 million to holders of the Company’s common stock.

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

The Company is a party to a Standby Letter of Credit Agreement dated as of June 30, 2009 (the “Credit Agreement”) with its principal bank. The Credit Agreement provides for standby letters of credit as to which there was $6.7 million outstanding at September 30, 2011 in connection with various surety deposit requirements for workers’ compensation purposes.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) to maintain net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end; (2) to maintain liquid assets (defined as unencumbered cash, cash equivalents, and publicly traded and quoted marketable securities) having an aggregate fair market value at all times not less than $10.0 million, determined as of the end of each fiscal quarter; and (3) to not borrow or permit to exist indebtedness (other than from or to the bank), or mortgage, pledge, grant, or permit to exist a security interest in, or a lien upon, all or any portion of the Company’s assets now owned or hereafter acquired, except for purchase money indebtedness (and related security interests) which does not at any time exceed $500,000. The Company was in compliance with all financial covenants at September 30, 2011.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and the effect of changes in estimate of its claims liabilities, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned, fully licensed captive insurance subsidiaries and becoming self-insured for certain business risks, the financial viability of the Company’s excess insurance carriers, the effectiveness of the Company’s management information systems, payment of future dividends, and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include the ability to retain current customers and attract new customers, difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, and the use of $77.9 million in cash and marketable securities, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of September 30, 2011, the Company’s investment portfolio consisted principally of approximately $32.1 million in tax-exempt money market funds, $15.2 million in tax-exempt municipal bonds and approximately $26.0 million in corporate bonds. Based on the Company’s overall interest exposure at September 30, 2011, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’ disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

As a result of the material weakness in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010 based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended September 30, 2011.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (1)

July	15,698	$14.51	15,698	1,466,500
August	118,001	14.18	118,001	1,348,500
September	72,095	13.92	72,095	1,276,400

Total	205,794		205,794

(1)	In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: November 9, 2011	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

101.	INS XBRL Instance Document *

101.	SCH XBRL Taxonomy Extension Schema Document *

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.	LAB XBRL Taxonomy Extension Label Linkbase Document *

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended and, otherwise are not subject to liability under those sections.