Form 10-K
period 2011-12-31
BARRETT BUSINESS SERVICES INC
filed 2012-03-15
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐                 Accelerated filer  ☒                 Non-accelerated filer  ☐                 Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $106,540,000 at June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 2, 2012
Common Stock, Par Value $.01 Per Share	9,977,410 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2011 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	BUSINESS

General

Barrett Business Services, Inc. (“Barrett,” the “Company,” “our” or “we”), was incorporated in the state of Maryland in 1965. We are a leading provider of business management solutions, combining human resource outsourcing and professional management consulting to create a unique operational platform that differentiates us from our competitors. The Company’s integrated platform is built upon expertise in payroll processing, employee benefits, workers’ compensation coverage, risk management and workplace safety programs, and human resource administration. BBSI’s partnerships help businesses of all sizes improve the efficiency of their operations. Our principal services, Professional Employer Organization (“PEO”) and staffing, assist our clients in leveraging their investment in human capital. We believe that the combination of these two principal services enables us to provide our clients with a unique blend of services not offered by our competition.

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

We provide services to a diverse array of customers, including, among others, electronics manufacturers, various light-manufacturing industries, forest products and agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in numerous construction-related fields and various professional services firms. During 2011, we provided staffing services to approximately 1,815 staffing services customers, which compares to approximately 1,750 customers during 2010. In addition, at December 31, 2011, we served approximately 1,935 PEO clients and employed approximately 41,500 employees pursuant to PEO contracts, as compared to approximately 1,565 PEO clients and approximately 32,800 employees as of December 31, 2010. We serve our clients, who have employees located in 23 states and the District of Columbia, through a network of 43 branch offices in California, Oregon, Washington, Idaho, Arizona, Utah, Colorado, Maryland, Delaware and North Carolina. We also have several smaller recruiting offices in our general market areas, which are under the direction of a branch office. See the table on page 29 of this report for the percentages of total net revenues from our staffing and PEO services for the three years in the period ended December 31, 2011.

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

Our Strategic Approach

Our long-term goal is to become the leading provider of human resource outsourcing services for small and medium-sized businesses in the markets we serve. We seek to differentiate ourselves by offering a full spectrum of PEO and staffing services. To a far lesser extent, we also provide permanent placement and preferred payroll services, the latter of which involves payroll processing of customers’ non-BBSI employees. We believe that the integrated nature of our service platform assists our clients and customers in successfully aligning and strengthening their organizational structure to meet the demands of their businesses. In pursuit of this goal, we have adopted the operating and growth strategies described below to provide the framework for our future growth, while maintaining the quality and integrity of our current service offerings.

Operating Strategy

•

Provide a broad scope of services. We provide our clients with a broad range of human resource management tools and professional services. We believe that most human resource service providers offer discrete services, requiring client companies to engage and manage multiple vendors in order to obtain a comprehensive human resource management solution. Companies that purchase services from multiple vendors typically fail to realize the benefits and economies of scale of having a single, integrated source of human resource information. Our comprehensive solutions allow our clients to maximize the value realized from integrating information and establishing a partnership with a single vendor to address all of their human resource needs. We believe that the aggregate cost of purchasing discrete services from multiple vendors is greater than the cost of purchasing our integrated solution, such that we can offer cost savings and managerial efficiencies to our clients.

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

•

Control workers’ compensation costs through effective risk management. We are committed to the proactive mitigation of workers’ compensation risk through stringent underwriting and disciplined management processes. Our senior management defines and maintains our strict underwriting standards. Our underwriting process begins with the selection of high quality candidate companies. Next, our professional risk managers in the field corroborate the underwriting data by assessing the candidate’s operating culture, workplace safety standards and human resource administration philosophies, including compensation rates and benefit levels. If the candidate company satisfies all underwriting standards, then we accept the company and immediately implement a plan to further strengthen their workplace safety standards and practices. If the client’s safe-work culture or adherence to workplace safety procedures declines to unsatisfactory levels, we will terminate the relationship, consistent with the terms of each applicable contract.

Growth Strategy

•

Support, strengthen and expand branch office operations. We believe that increasing the penetration of our existing markets is an effective and cost-efficient means of growth as we are able to capitalize on our reputation and growing brand awareness in the territories in which we operate. We believe that there is substantial opportunity to further expand our presence in these territories. We intend to increase our penetration in our existing markets by continued growth through the effective use of referrals from current clients, insurance broker networks and marketing efforts within the local business community.

•

Increase client utilization of our services. We believe that we will be able to continue to maintain our average level of professional service fees per client employee and improve client retention as our clients more fully utilize our current service offerings, including cross selling among staffing, PEO, Preferred payroll and permanent placement. We invest substantial time integrating our services into our client organizations to optimize their effectiveness and measure their results. Our long-term partnership philosophy provides us with the opportunity to expand our PEO and staffing services.

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

•

Pursue strategic acquisitions. Since our initial public offering in June 1993, we have completed 27 acquisitions of complementary businesses. In order to increase our client base, expand our presence in existing markets, enter new markets and broaden our service offerings, we may pursue additional strategic acquisitions, particularly in the staffing area.

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

While some services are more frequently associated with our PEO arrangements, our expertise in such areas as safety services and personnel-related regulatory compliance may also be used by our staffing services customers. Our human resource management services are built upon the following five areas of expertise:

•

Payroll Processing. For both our PEO and staffing services employees, we assist our clients in managing employment-related administration by providing payroll processing, employment-related tax filings and administration. These services are administered at each branch office and processed centrally at our headquarters in Vancouver, Washington.

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

•

Risk Management. We focus on developing and implementing a client-specific proactive risk management program so as to further mitigate risk of injury associated with workplace practices. These efforts enable our clients and us to achieve a reduction in accidents and workers’ compensation claims. We provide such tactical services as safety training and safety manuals for both workers and supervisors, job-site visits and meetings, improvements in workplace procedures and equipment to further reduce the risk of injury and workplace regulations of the U.S. Department of Labor and state agencies and leading accident investigations. We have at least one risk manager available at each branch office to perform workplace safety assessments for each prospective client and to implement systems to improve work practices. All risk managers report directly to our Director of Risk Management. Each risk manager has the authority to cancel our business relationship with any customer or client company.

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

We began offering PEO services to Oregon customers in 1990 and subsequently expanded these services to other states, primarily California. In 2011, approximately 89% of our PEO service fee revenues were generated from customers in California with an additional 4% of revenues generated in Oregon.

We have entered into co-employer arrangements with a wide variety of clients, including companies involved in moving and shipping, professional services firms, construction, retail, manufacturing and distribution businesses. PEO clients are typically small to mid-sized businesses with up to several hundred employees. None of our PEO clients individually represented more than 1% of our total revenues in 2011.

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

The PEO services agreement also provides for indemnification of us by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety, or immigration laws or regulations. We require our PEO clients to maintain comprehensive liability coverage in the amount of $1.0 million for acts of our worksite employees. Although no claims exceeding such policy limits have been paid by us to date, the possibility exists that claims for amounts in excess of sums available to us through indemnification or insurance may be asserted in the future, which could adversely affect our profitability.

In addition to standard PEO services, the Company also offers preferred payroll services where we provide complete payroll administrative services covering the processing of payroll, payroll taxes and human resource consulting. In this arrangement, the client remains the sole employer.

Staffing Services.  Our staffing services include on-demand or short-term staffing assignments, contract staffing, long-term or indefinite-term on-site management, direct placement, and human resource administration. Short-term staffing involves demands for employees caused by such factors as seasonality, fluctuations in customer demand, vacations, illnesses, parental leave and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining additional permanent employees. As more and more companies focus on effectively managing variable costs and reducing fixed overhead, the use of employees on a short-term basis allows firms to utilize the “just-in-time” approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.

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

Our staffing services customers operate in a broad range of businesses, including agriculture-based companies, electronic manufacturers, transportation and logistics companies, food processors, professional firms and construction. Such customers generally range in size from small local firms to companies with international operations that use our services on a domestic basis. None of our staffing services customers individually represented more than 2% of our total revenues in 2011.

In 2011, the light-industrial sector generated approximately 86% of our staffing services revenues, while clerical office staff accounted for 10% of such revenues and technical personnel represented the balance of 4%. Our light-industrial workers perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers of electronic parts.

We employ a variety of methods to recruit our work force for staffing services, including among others, referrals by existing employees, online job boards, our website for job postings, job fairs, newspaper advertising, and marketing brochures distributed at colleges and vocational schools. The employee application process may include an interview, skills assessment test, reference verification, drug screening, criminal background checks and pre-employment physicals. The recruiting of qualified employees requires more effort when unemployment rates are low. We use various types of pre-employment screen testing to ensure that applicants are appropriately qualified for employment.

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

Competition

The staffing services and PEO businesses are characterized by intense competition. The staffing services market includes competitors of all sizes, including national competitors such as Manpower, Inc., and Kelly Services, Inc., that have substantially greater financial, marketing and other resources than we do. In addition to national companies, we compete with numerous regional and local firms for both customers and employees. There are relatively few barriers to entry into the staffing services business. The principal competitive factors in the staffing services industry are price, the ability to provide qualified workers in a timely manner and the monitoring of job performance.

We may face additional PEO competition in the future from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. Certain PEO companies that periodically compete with us in the same markets have greater financial and marketing resources than we do, such as Administaff, Inc., and Paychex, Inc., among others. Competition in the PEO industry is based largely on price, although service and quality can also provide competitive advantages. A significant limiting factor to the growth of the PEO industry is the perception of potential clients that they have the capacity to handle human resource issues internally. We believe that our past growth in PEO service fee revenues is attributable to our ability to provide small and medium-sized companies with the opportunity to reduce workers’ compensation costs and to provide enhanced benefits to their employees while reducing their overall personnel administration costs. Our competitive advantage may be adversely affected by a substantial increase in the costs of maintaining our self-insured workers’ compensation program, or changes in the regulatory environment, particularly in California. A general market decrease in the level of workers’ compensation insurance premiums likely would decrease demand for PEO services among some prospective client companies.

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

As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are based on management’s estimates, and as other data becomes available, these estimates are revised, which may result in increases or decreases in existing case reserves. Management’s internal accrual process for workers’ compensation expense is based upon the immediate recognition of an expense and the related liability at the time a claim occurs; the value ascribed to the expense and liability is based upon our internal claims management and the TPAs’ estimate of ultimate claim cost coupled with a provision for estimated future development based upon an actuarial review performed quarterly by our independent actuary. We believe our total accrued workers’ compensation claims liabilities at December 31, 2011, are adequate. It is possible, however, that our actual future workers’ compensation obligations may exceed the amount of our accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims and, to a much lesser extent, of claims incurred but not reported.

Failure to successfully manage the severity and frequency of workplace injuries would result in increased workers’ compensation expense and would have a negative effect, which may be substantial, on our operating results and financial condition. Management maintains clear guidelines for our branch office managers, account managers, and risk managers directly tying their continued employment to their diligence in understanding and addressing the risks of accident or injury associated with the industries in which client companies operate and in monitoring clients’ compliance with workplace safety requirements. We have a policy of “zero tolerance” for avoidable workplace injuries. Each of our risk managers has the authority to cancel any staffing customer or PEO client at any time based upon their assessment of their safe-work practices or philosophies.

Employees and Employee Benefits

At December 31, 2011, we had approximately 49,355 employees, including approximately 7,500 staffing services employees, approximately 41,500 PEO employees, 355 managerial, sales and administrative employees and three executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. During 2011, approximately 2% of our employees were covered by a collective bargaining agreement. Substantially all of our managerial, sales and administrative employees have entered into a standard form of employment agreement which, among other provisions, contains covenants not to engage in certain activities in competition with us for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe our employee relations are good.

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

Regulatory and Legislative Issues

Business Operations.  We are subject to the laws and regulations of the jurisdictions within which we operate, including those governing self-insured employers under the workers’ compensation systems in Oregon, California, Maryland, Delaware and Colorado, as well as in Washington for non-PEO services. We are also subject to laws and regulations governing our two wholly owned, fully licensed insurance companies in Arizona. While the specific laws and regulations vary among these jurisdictions, they typically require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk on us, particularly with respect to those clients who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date.

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

We maintain excess workers’ compensation insurance coverage with Chartis, formerly known as American International Group, Inc. between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with Chartis is between $1.0 million and $25.0 million per occurrence, and in Colorado, where coverage with Chartis is between $500,000 and statutory limits per occurrence. Ecole’s coverage with Chartis is between $5.0 million and statutory limits per occurrence. Chartis’s financial losses resulting from credit default swaps combined with the turbulence in worldwide equity and credit markets have adversely impacted Chartis. Although Chartis’s commercial insurance subsidiary continues to be a fully accepted insurance carrier for all major brokers, should Chartis become insolvent or cease to underwrite excess coverage, we could be forced to seek alternative coverage at higher costs, which could have a material negative impact on our results of operations and financial condition.

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

Our staffing business is vulnerable to economic fluctuations. Companies tend to use fewer temporary employees as economic activity slows and recruiting employees to fill our customers’ needs becomes increasingly difficult during robust economic periods.

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

We believe that we are an employer of employees provided to our PEO clients on a co-employment basis under the various laws and regulations of the Internal Revenue Service and the U.S. Department of Labor. If we are determined not to be an employer under such laws and regulations and are therefore unable to assume our clients’ obligations for employment and other taxes, our clients may be held jointly and severally liable for payment of such taxes. Some clients or prospective clients may view such potential liability as an unacceptable risk, discouraging current clients from continuing a relationship with us or prospective clients from entering into a new relationship with us. Any determination that we are not an employer for purposes of ERISA could adversely affect our cafeteria benefits plan operated under Section 125 of the Internal Revenue Code and result in liabilities to us under the plan.

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

The tax status of our insurance subsidiaries could be challenged resulting in an acceleration of income tax payments.

In conjunction with our workers’ compensation program, we operate two wholly owned insurance subsidiaries, AICE and Ecole. We recognize the two subsidiaries as insurance companies for federal income tax purposes, with respect to our consolidated federal income tax return. In the event the Internal Revenue Service (“IRS”) were to determine that the subsidiaries do not qualify as insurance companies, we could be required to make accelerated income tax payments to the IRS that we otherwise would have deferred until future periods.

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

Our California and Oregon operations accounted for approximately 61% and 14%, respectively, of our total net revenues in 2011. As a result of the current importance of our California and Oregon operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in these markets, particularly in California. If these states experience a further economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business in these states or limits our competitive advantages in these markets, our profitability and growth prospects may be materially and adversely affected.

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

Our industry has at times received negative publicity that, if it were to become more prevalent, could cause our business to decline.

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

We lease office space for our branch offices. At December 31, 2011, our leases had expiration dates ranging from less than one year to six years, with total minimum payments through 2017 of approximately $5.5 million. Our corporate headquarters office in Vancouver, Washington occupies approximately 32 percent of the 63,500 square foot building we own.

Item 3.	LEGAL PROCEEDINGS

See Note 14, Litigation, in the Notes to Consolidated Financial Statements included in Item 15 of this report.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table identifies, as of March 15, 2012, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Principal Positions and Business Experience	Officer Since
Michael L. Elich	46	President and Chief Executive Officer	2005

James D. Miller	48	Vice President-Finance, Treasurer and Secretary; Chief Financial Officer; Principal Accounting Officer	1994

Gregory R. Vaughn	56	Vice President and Assistant Secretary; Chief Administrative Officer	1998

Michael L. Elich joined the Company in October 2001 as Director of Business Development. He was appointed Vice President and Chief Operating Officer in May 2005. He was appointed interim President and Chief Executive Officer in January 2011 upon the death of William W. Sherertz. Effective February 17, 2011, Mr. Elich was elected to serve on the Board of Directors and was made President and Chief Executive Officer. From 1995 to 2001, Mr. Elich served as Executive Vice President and Chief Operating Officer of Skills Resource Training Center, a staffing services company with offices in Oregon, Washington and Idaho that we acquired in 2004.

James D. Miller joined the Company in January 1994 as Controller. He was promoted to Vice President-Finance, Treasurer and Secretary, and Chief Financial Officer in June 2008. From 1991 to 1994, he was the Corporate Accounting Manager for Christensen Motor Yacht Corporation. Mr. Miller, a certified public accountant on inactive status, was employed by Price Waterhouse LLP, now known as PricewaterhouseCoopers LLP, from 1987 to 1991.

Gregory R. Vaughn joined the Company in July 1997 as Operations Manager. Mr. Vaughn was appointed Vice President in January 1998 and Chief Administrative Officer in February 2012. Prior to joining Barrett, Mr. Vaughn was Chief Executive Officer of Insource America, Inc., a privately-held human resource management company headquartered in Portland, Oregon, for approximately one year. Mr. Vaughn has also held senior management positions with Sundial Time Systems, Inc., and Continental Information Systems, Inc. Previously, Mr. Vaughn was employed as a technology consultant by Price Waterhouse LLP, now known as PricewaterhouseCoopers LLP.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the “Common Stock”) trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol “BBSI.” At March 2, 2012, there were 31 stockholders of record and approximately 2,000 beneficial owners of the Common Stock.

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

	High	Low	Cash Dividends Declared
2010
First Quarter	$14.50	$11.15	$0.08
Second Quarter	16.00	12.18	0.08
Third Quarter	15.60	12.25	0.08
Fourth Quarter	17.14	14.36	0.09
2011
First Quarter	$16.22	$13.50	$0.09
Second Quarter	16.83	13.76	0.09
Third Quarter	15.77	12.25	0.09
Fourth Quarter	20.00	13.49	0.11

In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares. The following table summarizes information related to stock repurchases during the quarter ended December 31, 2011.

Month	Shares Repurchased	Average Price Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
October	68,192	$13.95	68,192	1,208,200
November	0	0	0	1,208,200
December	0	0	0	1,208,200

Total	68,192		68,192

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2006, until December 31, 2011, for our Common Stock, The Nasdaq Composite Index, and a group of the Company’s current peers in the staffing industry (the “2011 Peer Group”). The 2011 Peer Group is comprised of five companies included in the peer group used to prepare the performance graph included in the Company’s Form 10-K for the year ended December 31, 2010.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2006, in our Common Stock, The Nasdaq Composite Index, and the 2011 Peer Group, and that dividends are reinvested. In accordance with the SEC’s disclosure rules, the stockholder return for each company in the 2011 Peer Group indices has been weighted on the basis of market capitalization as of the beginning of each annual period shown. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/06	12/07	12/08	12/09	12/10	12/11
Barrett Business Services, Inc.	100.00	77.94	48.32	56.25	72.94	95.95
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
Peer Group	100.00	74.78	51.99	71.98	86.27	65.69

Members of Peer Group:
CDI Corp.
Insperity, Inc.
Kelly Services, Inc.
ManpowerGroup
Robert Half International Inc.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s financial statements and the accompanying notes listed in Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2011	2010	2009	2008	2007
(In thousands, except per share data)
Statement of operations:
Revenues:
Staffing services	$124,761	$125,738	$116,155	$154,565	$147,221
Professional employer service fees	190,113	147,385	120,305	125,903	141,992

Total	314,874	273,123	236,460	280,468	289,213

Cost of revenues:
Direct payroll costs	94,568	95,439	87,679	114,440	113,450
Payroll taxes and benefits	123,017	96,660	82,077	85,531	87,822
Workers’ compensation	53,837	36,284	39,765	31,166	29,835

Total	271,422	228,383	209,521	231,137	231,107

Gross margin	43,452	44,740	26,939	49,331	58,106
Selling, general and administrative expenses	38,174	35,429	33,481	36,654	34,688
Depreciation and amortization	1,344	1,395	1,641	1,536	1,387

Income (loss) from operations	3,934	7,916	(8,183)	11,141	22,031

Other income (loss):
Life insurance proceeds	10,000	0	0	0	0
Loss on impairment of investments	0	0	0	(3,483)
Investment income, net	1,174	849	1,003	2,080	3,183
Other, net	47	1,162	637	(26)	(100)

Total	11,221	2,011	1,640	(1,429)	3,083

Income (loss) before income taxes	15,155	9,927	(6,543)	9,712	25,114
Provision for (benefit from) income taxes	837	2,574	(2,598)	3,750	8,953

Net income (loss)	$14,318	$7,353	$(3,945)	$5,962	$16,161

Basic earnings (loss) per share	$1.42	$.71	$(.38)	$.55	$1.44

Weighted average number of basic shares outstanding	10,038	10,333	10,452	10,861	11,247

Diluted earnings (loss) per share	$1.41	$.71	$(.38)	$.53	$1.39

Weighted average number of diluted shares outstanding	10,150	10,372	10,452	11,120	11,654

Cash dividends per common share	$.38	$.33	$.32	$.32	$.29
Selected balance sheet data:
Cash and marketable securities	$81,844	$61,356	$57,910	$60,609	$64,913
Working capital	49,639	44,563	45,301	51,370	52,740
Total assets	223,097	187,884	174,616	172,764	175,466
Long-term debt, net of current portion	0	0	0	0	0
Stockholders’ equity	101,655	95,365	94,932	104,604	108,031

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leading provider of business management solutions, combining human resource outsourcing and professional management consulting to create a unique operational platform that differentiates us from our competitors. The Company’s integrated platform is built upon expertise in payroll processing, employee benefits, workers’ compensation coverage, risk management and workplace safety programs, and human resource administration.

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

Our business is concentrated in California and Oregon and we expect to continue to derive a majority of our revenues from these markets in the future. Revenues generated in our California and Oregon offices accounted for 75% of our total net revenues in 2011, 69% in 2010 and 67% in 2009. Consequently, any weakness in economic conditions or changes in the regulatory environments in these regions could have a material adverse effect on our financial results.

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

Self-Insured Workers’ Compensation Reserves.  We are self-insured for workers’ compensation coverage in a majority of our employee work sites in Oregon, California, Maryland, Delaware and Colorado and for staffing services and management employees only in Washington. Additionally, effective March 1, 2010, our employees working in Arizona were eligible for coverage through Ecole. The estimated liability for unsettled workers’ compensation claims represents our best estimate, which includes an evaluation of information provided by our internal claims adjusters and our third-party claims administrators, coupled with management’s use of a third-party actuary. These elements serve as the basis for our overall estimate for workers’ compensation claims liabilities, which include more specifically the following components: case reserve estimates for reported losses, plus additional amounts for estimated future development of reported claims and incurred but not reported claims (together IBNR). Our estimates also include amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. We believe that the amounts recorded for our estimated liabilities, which are based upon facts and other trends associated with the Company’s historical universe of claims data, are reasonable and objective. Nevertheless, it is possible that adjustments to such estimates may be required in future periods if the development of claim costs varies materially from our estimates and such adjustments, if necessary, could be material to results of operations.

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

Goodwill.  We assess the recoverability of goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management’s current assessment of the carrying value of goodwill indicates there was no impairment as of December 31, 2011. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets whenever events or circumstances occur indicating that goodwill might be impaired.

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

Income Taxes.  Our income taxes are accounted for using an asset and liability approach. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The impact of uncertain tax positions would be recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions would withstand challenge, if any, from taxing authorities. At December 31, 2011, we had deferred income tax assets of $6.0 million We assess the realization of the deferred income tax assets as significant changes in circumstances may require adjustments during future periods. The amount of the deferred income tax assets actually realized could vary, if there are differences in the timing or amount of future reversals of existing deferred income tax assets or changes in the actual amounts of future taxable income as compared to operating forecasts. If our operating forecast is determined to no longer be reliable due to uncertain market conditions, our long-term forecast may require reassessment. As a result, in the future, a valuation allowance may be required to be established for all or a portion of the deferred income tax assets. Such a valuation allowance could have a significant effect on our future results of operations and financial position.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on the Company’s results of operations and financial condition, refer to Note 1 in the Notes to the Consolidated Financial Statements beginning at page F-7 of this Annual Report on Form 10-K.

Forward-Looking Information

Statements in this Item or in Items 1 and 1A of this Report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the Company’s agreement to purchase shares owned by the Estate of William W. Sherertz and certain shares owned by Nancy Sherertz, the effects of those transactions on the Company’s liquidity and results, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned fully licensed insurance subsidiaries and becoming self-insured for certain business risks, the financial stability of the Company’s excess insurance carrier, the effectiveness of the Company’s management information systems, payment of future dividends and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, the Company’s ability to retain current customers, economic trends in the Company’s service areas, the potential for material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, and the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s Statements of Operations for the years ended December 31, 2011, 2010 and 2009, included in Item 15 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company’s financial statements included in Item 15 of this report.

	Percentage of Total Net Revenues
	Year Ended December 31,
	2011	2010	2009
Revenues:
Staffing services	39.6%	46.0%	49.1%
Professional employer service fees	60.4	54.0	50.9

Total	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	30.0	34.9	37.1
Payroll taxes and benefits	39.1	35.4	34.7
Workers’ compensation	17.1	13.3	16.8

Total	86.2	83.6	88.6

Gross margin	13.8	16.4	11.4
Selling, general and administrative expenses	12.1	13.0	14.2
Depreciation and amortization	0.4	0.5	0.7

Income (loss) from operations	1.3	2.9	(3.5)
Other income	3.5	0.7	0.7

Pretax income (loss)	4.8	3.6	(2.8)
Provision for (benefit from) income taxes	0.3	0.9	(1.1)

Net income (loss)	4.5%	2.7%	(1.7)%

We report PEO revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the gross revenues and cost of revenues information for the years ended December 31, 2011 and 2010 set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

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

(in thousands)	Year Ended December 31,
	2011	2010
Revenues:
Staffing services	$124,761	$125,738
Professional employer services	1,402,779	1,111,052

Total revenues	1,527,540	1,236,790

Cost of revenues:
Direct payroll costs	1,300,481	1,053,748
Payroll taxes and benefits	123,017	96,661
Workers’ compensation	60,590	41,641

Total cost of revenues	1,484,088	1,192,050

Gross margin	$43,452	$44,740

A reconciliation of non-GAAP gross revenues to net revenues is as follows for the years ended December 31, 2011 and 2010 (in thousands):

	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2011	2010	2011	2010	2011	2010
Revenues:
Staffing services	$124,761	$125,738	$0	$0	$124,761	$125,738
Professional employer services	1,402,779	1,111,052	(1,212,666)	(963,667)	190,113	147,385

Total revenues	$1,527,540	$1,236,790	$(1,212,666)	$(963,667)	$314,874	$273,123

Cost of revenues:	$1,484,088	$1,192,050	$(1,212,666)	$(963,667)	$271,422	$228,383

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Years Ended December 31, 2011 and 2010

Net income for 2011 amounted to $14.3 million, an improvement of $6.9 million over net income of $7.4 million for 2010. The increase for 2011 was primarily due to the proceeds of a $10.0 million key man life insurance policy the Company carried on William W. Sherertz, the Company’s President and Chief Executive Officer, who passed away January 20, 2011 and to a 15.3% increase in revenues, partially offset by higher workers’ compensation expense. Diluted income per share for 2011 was $1.41 compared to a diluted income per share of $.71 for 2010.

Revenues for 2011 totaled $314.9 million, an increase of approximately $41.8 million or 15.3%, which reflects an increase in the Company’s PEO service fee revenue slightly offset by a small decline in staffing services revenue. PEO service fee revenue increased approximately $42.7 million or 29% over 2010 primarily due to growth in new customers as PEO business from new customers during 2011 nearly tripled our lost PEO business from former customers. PEO revenue from continuing customers reflected a small increase on a year-over-year basis. Staffing service revenue decreased approximately $977,000 or 0.8%

from 2010 primarily due to a decrease in demand for our staffing services from existing customers in our intermountain market. During 2011, the Company served approximately 2,355 PEO clients, which compares to approximately 1,820 PEO clients during 2010. During 2011, the Company served approximately 1,815 staffing service customers, which compares to 1,750 during 2010. The decline in economic activity and associated reductions in employment levels in the Company’s market areas during the prolonged recession continue to impact our existing client base, resulting in ongoing pressure on demand for the Company’s staffing services.

Gross margin for 2011 totaled approximately $43.5 million, which represented a decline of $1.3 million or 3.0% from 2010, primarily due to a $26.4 million or 27.3% increase in payroll taxes and benefits and a $17.6 million or 48.4% increase in workers’ compensation expense in 2011, offset in part by a $41.8 million or 15.3% increase in revenues. The gross margin percent decreased from 16.4% of revenues for 2010 to 13.8% for 2011. Workers’ compensation expense, as a percent of revenues, increased from 13.3% in 2010 to 17.1% in 2011. Workers’ compensation expense for 2011 totaled $53.8 million, which compares to $36.3 million for 2010. Based upon the evaluation of our workers’ compensation claims at December 31, 2011 by our independent actuary, we recorded an additional workers’ compensation expense of $8.5 million in the fourth quarter of 2011 to reflect the estimated costs to close workers’ compensation claims, primarily related to claims incurred during 2005 to 2009. The additional workers’ compensation expense was primarily due to significant claim development of these claim years caused by the prolonged recession and the slowdown in claim closure rates coupled with higher legal expenses. The increase in payroll taxes and benefits, as a percentage of revenues, from 35.4% for 2010 to 39.1% for 2011, was principally due to higher statutory state unemployment tax rates in various states in which the Company operates in 2011 as compared to 2010 and to a relative shift in business mix to PEO services, as to which payroll taxes and benefits are presented at gross cost while the related direct payroll costs are netted against PEO services revenue. The decrease in direct payroll costs, as a percentage of revenues, from 34.9% for 2010 to 30.0% for 2011 reflects the moderate shift in the overall mix of services from staffing services to PEO services in the Company’s customer base and the effect of each customer’s unique mark-up percent. We expect gross margin as a percentage of total revenues to continue to be influenced by fluctuations in the mix between staffing and PEO services, as well as changes to our estimates for workers’ compensation claims liabilities, if necessary.

Selling, general and administrative (“SG&A”) expenses consist of compensation and other expenses relating to the operation of our headquarters and our branch offices and the marketing of our services. SG&A expenses for 2011 amounted to approximately $38.2 million, an increase of $2.7 million or 7.7% over 2010. The increase in dollars over 2010 was primarily attributable to higher profit sharing, management payroll and travel due to an increased level of business activity. SG&A expenses, as a percentage of revenues, decreased from 13.0% in 2010 to 12.1% in 2011.

Other income for 2011 was $11.2 million compared to other income of $2.0 million for 2010. The increase in other income for 2011 was primarily attributable to the $10.0 million of life insurance proceeds.

Our effective income tax rate for 2011 was 5.5%, as compared to 25.9% for 2010. The provision for income taxes included a favorable benefit from the effect of the non-taxable

$10.0 million life insurance proceeds, a $451,000 California income tax refund, and employment tax credits. Refer to Note 10 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K regarding income taxes.

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

SG&A expenses consist of compensation and other expenses relating to the operation of our headquarters and our branch offices and the marketing of our services. SG&A expenses for 2010 amounted to approximately $35.4 million, an increase of $1.9 million or 5.8% over 2009. The increase in dollars over 2009 was primarily attributable to higher profit sharing due to improved profitability and to an increased level of business activity. SG&A expenses, as a percentage of revenues, decreased from 14.2% in 2009 to 13.0% in 2010.

Other income for 2010 was $2.0 million compared to other income of $1.6 million for 2009. The increase in other income for 2010 was primarily attributable to increased gains on the sales of certain marketable securities as compared to 2009.

Our effective income tax rate for 2010 was 25.9%, as compared to (39.7%) for 2009. The provision for income taxes included higher current year employment tax credits for 2010, a benefit of $434,000 primarily from a reduction to a deferred tax asset allowance as sales of certain marketable securities during 2010 allowed the Company to apply current year capital losses to 2009 capital gains and to benefit from additional prior year employment tax credits resulting from the Company amending its 2008 federal tax return. Refer to Note 10 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K regarding income taxes.

Fluctuations in Quarterly Operating Results

We have historically experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors such as a seasonality, wage limits on statutory payroll taxes, claims experience for workers’ compensation, demand for our services and competition and the effect of acquisitions. Payroll taxes, as a component of cost of revenues, generally decline throughout a calendar year as the applicable statutory wage bases for federal and state unemployment taxes and Social Security taxes are exceeded on a per employee basis. Our revenue levels may be higher in the third quarter due to the effect of increased business activity of our customers’ businesses in the agriculture, food processing and forest products-related industries. In addition, revenues in the fourth quarter may be affected by many customers’ practice of operating on holiday-shortened schedules. Workers’ compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. In addition, adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company’s estimated worker’s compensation expense.

Liquidity and Capital Resources

The Company’s cash position of $49.6 million at December 31, 2011, increased by $18.6 million over December 31, 2010, which compares to a decrease of $5.7 million for the year ended December 31, 2010. The increase in cash at December 31, 2011, as compared to December 31, 2010, was primarily due to net income of $14.3 million (which includes $10.0 million in proceeds from the key man life insurance policy) and an increase in accrued payroll, payroll taxes and benefits of $14.8 million, partially offset by the Company’s repurchase of its common stock of $4.8 million, and payment of cash dividends of $3.8 million. The decrease in cash at December 31, 2010, as compared to December 31, 2009, was primarily due to net purchases of marketable securities of $12.1 million, an increase in accounts receivable of $4.5 million, payment of cash dividends of $3.4 million and the Company’s repurchase of its common stock of $3.4 million, partially offset by net income of $7.4 million and an increase in accrued payroll, payroll taxes and benefits of $7.3 million and a decrease in income taxes receivable of $3.8 million.

Net cash provided by operating activities for 2011 amounted to $31.4 million, as compared to net cash provided by operating activities of $17.9 million for 2010. For 2011, cash flow was primarily provided by net income of $14.3 million, an increase of $14.8 million in accrued payroll, payroll taxes and related benefits, and an increase in workers’ compensation claims liabilities of $12.8 million, partially offset by an increase in accounts receivable of $8.9 million and an increase in prepaid expenses and other of $4.1 million.

Net cash used in investing activities totaled $4.2 million for 2011, compared to net cash used in investing activities of $16.9 million for 2010. For 2011, the cash from investing activities was principally used in purchases of $78.0 million of marketable securities, purchase of property and equipment of $1.2 million and net purchases of $1.2 million of restricted marketable securities, offset in part by proceeds from sales and maturities of marketable securities of $76.3 million. The Company presently has no material long-term capital commitments.

The Company’s investment policy strictly defines the types and quantities of investments that can be made by its investment brokers. The general parameters of our investment policy are as follows:

•

We make investments in highly rated instruments to reduce our investment risk. Short-term instruments (maturity of less than one year) must be obligations of issuers rated A2/P2 or better by two National Recognized Statistical Rating Organizations. Long-term instruments (maturities of great than one year) must be obligations of issuers rated BBB-/Baa3 or better by two National Recognized Statistical Rating Organizations.

•	No more than 5% of our investment portfolio is invested in any one issuer (excluding U.S. Treasury obligations and Federal Agency obligations including Government Sponsored Enterprises).

To monitor our overall investment risk and to assess the fair values of assets within our investment portfolio, we review our investment portfolio on a quarterly basis for significant unrealized gains or losses. We define significant to be in excess of 5% of cost basis. When we identify significant unrealized gains or losses, we inquire as to the reasons with our investment advisor.

Net cash used in financing activities for 2011 was $8.5 million compared to net cash used in financing activities of $6.8 million for 2010. For 2011, the principal uses of cash for financing activities were for the Company’s repurchase of 339,000 shares of its common stock for $4.8 million and the Company’s cash dividends of $3.8 million paid to holders of the Company’s common stock.

The Company’s business strategy continues to focus on growth through the expansion of operations at existing branch offices, together with the selective acquisition of additional personnel-related business, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated.

The Company is a party to a Standby Letter of Credit Agreement dated as of June 30, 2009 (the “Credit Agreement”) with its principal bank. The Credit Agreement provides for standby letters of credit as to which there were $6.7 million outstanding at December 31, 2011 in connection with various surety deposit requirements for workers’ compensation purposes.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) to maintain net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end; (2) to maintain liquid assets (defined as unencumbered cash, cash equivalents, and publicly traded and quoted marketable securities) having an aggregate fair market value at all times not less than $10.0 million, determined as of the end of each fiscal quarter; and (3) to not borrow or permit to exist indebtedness (other than from or to the bank), or mortgage, pledge, grant, or permit to exist a security interest in, or a lien upon, all or any portion of the Company’s assets now owned or hereafter acquired, except for purchase money indebtedness (and related security interests) which does not at any time exceed $500,000. The Company was in compliance with all covenants at December 31, 2011.

The Company is self-insured for certain business insurance risks such as general liability, errors and omissions and umbrella coverage. Management may explore in the future whether to pursue other vehicles to provide coverage including coverages provided by the Company’s captive insurance companies.

The Company maintains a Board authorized stock repurchase program to repurchase common shares from time to time in open market purchases. The repurchase program currently permits approximately 1.2 million of additional shares to be repurchased as of December 31, 2011. Management anticipates that the capital necessary to execute this program will be provided by existing cash balances and other available resources.

As disclosed in Note 15 of the Notes to Consolidated Financial Statements contained elsewhere in this report, effective March 9, 2012, the Company entered into definitive agreements to repurchase 2,485,929 shares of the Company’s common stock held by the Estate of William W. Sherertz and 500,000 common shares held by Nancy Sherertz. Mr. Sherertz, a founder and former president and CEO of the Company, died January 20, 2011. Nancy Sherertz is also a founder of the Company. The common shares will be repurchased at a price of $20 per share, representing total consideration of $59.7 million. In the closing of the transactions, the Company will pay $24.9 million in cash and issue 34,800 shares of Series A Nonconvertible, Non-Voting Redeemable Preferred Stock with a liquidation preference of $1,000 per share. The preferred stock will be entitled to receive cumulative preferential dividends at the rate of 5% per annum based upon the $1,000 liquidation preference with such rate increasing by 2% on each April 1 beginning April 1, 2013, until all of the outstanding preferred stock has been redeemed. The Company may pay the dividends in cash or in additional shares of preferred stock at its option. The Company may redeem all or a portion of the preferred stock at its option at any time at a price of $1,000 per share. The preferred stock is subject to mandatory redemption five years from the original issue date. Due to the mandatory redemption provision the preferred stock will be classified as a liability on the Company’s Consolidated Balance Sheet.

The transaction, if completed as expected, will have a material effect on cash balances. Notwithstanding that, based upon the anticipated ongoing cash flows generated from operations, the Company does not expect this transaction to have a material effect on its ability to meet its working capital obligations. Although there can be no assurance of its ability to do so, the Company intends to explore other potential sources of financing to fund optional redemption of the preferred stock.

Management expects that current liquid assets, coupled with the funds anticipated to be generated from operations, will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2011, including commitments for future payments under non-cancelable lease arrangements and long-term workers’ compensation liabilities and other long-term liabilities, are summarized below:

	Payments Due by Period
(in thousands)		Less than	1 - 3	4 - 5	After
	Total	1 year	years	years	5 years
Operating leases	$5,501	$2,189	$2,263	$945	$104
Long-term workers’ compensation claims liabilities for catastrophic injuries	446	56	119	81	190
Other long-term liabilities	500	0	500	0	0

Total contractual cash obligations	$6,447	$2,245	$2,882	$1,026	$294

Inflation

Inflation generally has not been a significant factor in the Company’s operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers’ compensation claims.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of December 31, 2011, the Company’s investment portfolio consisted principally of approximately $44.5 million in tax-exempt money market funds, $11.4 million in tax-exempt municipal bonds, and approximately $26.6 million in corporate bonds. Based on the Company’s overall interest exposure at December 31, 2011, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 15.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of December 31, 2011 in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining for our Company adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon this evaluation and the criteria noted above, management has concluded that, as of December 31, 2011, our internal controls over financial reporting were effective.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on page F-1 of Item 15 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than described below.

Remediation of Material Weakness

As previously described in Item 9A “Controls and Procedures” in our Annual Report on Form 10-K filed for the year ended December 31, 2010, our management identified a material weakness in internal control over financial reporting as of December 31, 2010.

Specifically, our management concluded there was a deficiency in the Company’s internal control over financial reporting relating to the appropriate selection and implementation of accounting methods with respect to accounting for its legal fees incurred by its captive insurance subsidiary for the administration of workers’ compensation claims. This material weakness resulted in the adjustment of workers’ compensation claims liabilities, deferred taxes, workers’ compensation expense (which is a component of cost of revenues), and income tax expense. The restatement of certain periods of the Company’s consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2010.

During the fourth quarter ended December 31, 2011, we completed remediation efforts to address the material weakness identified above. Specifically, our management identified and took the following steps during 2011:

•

Management has improved the Company’s process for reviewing, approving and updating its accounting policies when there are changes in the Company’s insurance subsidiaries or when there are changes in accounting principles generally accepted in the United States of America which impact the Company’s insurance subsidiaries;

•	Management has formalized the Company’s process for establishing appropriate accounting policies when forming a new subsidiary; and

•

Management has implemented steps to improve the insurance industry specific accounting knowledge of the Company’s accounting personnel through the use and advice of outside consultants that are knowledgeable regarding accounting guidance that is specific to the insurance industry.

Management tested the design and operating effectiveness of these new controls during our year-end closing process for 2011, and we have concluded that we have remediated the material weakness as described above, as of December 31, 2011.

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

Information required by this Item 10 concerning directors and executive officers of the Company appears under the heading “Executive Officers of the Registrant” on page 20 of this report or is incorporated into this report by reference to the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed within 120 days of the Company’s fiscal year end of December 31, 2011 (the “Proxy Statement”). The additional required information is included under the following headings of the Proxy Statement; Item 1 – “Election of Directors,” “Stock Ownership by Principal Stockholders and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Barrett Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barrett Business Services, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Barrett Business Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon

March 15, 2012

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2011 and 2010

(In Thousands, Except Par Value)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$49,571	$30,924
Marketable securities	16,878	24,511
Trade accounts receivable, net	46,520	37,596
Income taxes receivable	4,133	2,356
Prepaid expenses and other	5,897	1,798
Deferred income taxes	5,958	6,101

Total current assets	128,957	103,286
Marketable securities	15,395	5,921
Property, equipment and software, net	15,007	15,037
Restricted marketable securities and workers’ compensation deposits	9,923	8,811
Other assets	3,027	3,094
Workers’ compensation receivables for insured losses and recoveries	2,968	3,915
Goodwill	47,820	47,820

	$223,097	$187,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,639	$964
Accrued payroll, payroll taxes and related benefits	52,340	37,525
Other accrued liabilities	300	442
Workers’ compensation claims liabilities	18,718	14,768
Safety incentives liability	6,321	5,024

Total current liabilities	79,318	58,723
Long-term workers’ compensation claims liabilities	30,596	21,847
Long-term workers’ compensation claims liabilities for insured claims	1,879	2,686
Deferred income taxes	8,152	7,841
Customer deposits and other long-term liabilities	1,497	1,422
Commitments and contingencies (Notes 6, 8 and 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 500 shares authorized; no shares issued and outstanding	0	0
Common stock, $.01 par value; 20,500 shares authorized, 9,871 and 10,202 shares issued and outstanding	99	102
Additional paid-in capital	20,943	25,164
Accumulated other comprehensive loss	(34)	(65)
Retained earnings	80,647	70,164

	101,655	95,365

	$223,097	$187,884

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

	2011	2010	2009
Revenues:
Staffing services	$124,761	$125,738	$116,155
Professional employer service fees	190,113	147,385	120,305

	314,874	273,123	236,460

Cost of revenues:
Direct payroll costs	94,568	95,439	87,679
Payroll taxes and benefits	123,017	96,660	82,077
Workers’ compensation	53,837	36,284	39,765

	271,422	228,383	209,521

Gross margin	43,452	44,740	26,939
Selling, general and administrative expenses	38,174	35,429	33,481
Depreciation and amortization	1,344	1,395	1,641

Income (loss) from operations	3,934	7,916	(8,183)

Other income:
Life insurance proceeds	10,000	0	0
Investment income, net	1,174	849	1,003
Other	47	1,162	637

	11,221	2,011	1,640

Income (loss) before income taxes	15,155	9,927	(6,543)
Provision for (benefit from) income taxes	837	2,574	(2,598)

Net income (loss)	$14,318	$7,353	$(3,945)

Basic earnings (loss) per share	$1.42	$.71	$(.38)

Weighted average number of basic shares outstanding	10,083	10,333	10,452

Diluted earnings (loss) per share	$1.41	$.71	$(.38)

Weighted average number of diluted shares outstanding	10,150	10,372	10,452

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2011, 2010 and 2009

(In Thousands)

	For the year ended December 31,
	2011	2010	2009
Net income (loss)	$14,318	$7,353	$(3,945)
Reclassification of realized gains on marketable securities, net of tax of $(161) in 2010	0	(245)	0
Unrealized gains (losses) on marketable securities, net of tax of $20, ($50) and $152 in 2011, 2010, and 2009, respectively	31	(76)	231

Comprehensive income (loss)	$14,349	$7,032	$(3,714)

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2011, 2010 and 2009

(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2008	10,583	$106	$30,959	$25	$73,514	$104,604
Common stock issued on exercise of options	265	0	23	0	0	23
Tender of common stock related to exercise of options	(69)	0	(162)	0	0	(162)
Stock option compensation expense, net of tax	0	0	100	0	0	100
Tax benefit of stock option exercises	0	0	449	0	0	449
Company repurchase of common stock	(313)	(1)	(3,011)	0	0	(3,012)
Cash dividend on common stock	0	0	0	0	(3,356)	(3,356)
Unrealized holding gains on marketable securities, net of tax	0	0	0	231	0	231
Net loss	0	0	0	0	(3,945)	(3,945)

Balance, December 31, 2009	10,466	105	28,358	256	66,213	94,932
Common stock issued on exercise of options	3	0	17	0	0	17
Stock option compensation expense, net of tax	0	0	192	0	0	192
Tax benefit of stock option exercises	0	0	9	0	0	9
Company repurchase of common stock	(267)	(3)	(3,412)	0	0	(3,415)
Cash dividend on common stock	0	0	0	0	(3,402)	(3,402)
Unrealized holding losses on marketable securities, net of tax	0	0	0	(76)	0	(76)
Reclassification of realized gains on sale of marketable securities, net of tax	0	0	0	(245)	0	(245)
Net income	0	0	0	0	7,353	7,353

Balance, December 31, 2010	10,202	102	25,164	(65)	70,164	95,365
Common stock issued on exercise of options	8	0	54	0	0	54
Stock option compensation expense, net of tax	0	0	473	0	0	473
Tax benefit of stock option exercises	0	0	27	0	0	27
Company repurchase of common stock	(339)	(3)	(4,775)	0	0	(4,778)
Cash dividend on common stock	0	0	0	0	(3,835)	(3,835)
Unrealized holding gains on marketable securities, net of tax	0	0	0	31	0	31
Net income	0	0	0	0	14,318	14,318

Balance, December 31, 2011	9,871	$99	$20,943	$(34)	$80,647	$101,655

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(In Thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$14,318	$7,353	$(3,945)
Reconciliations of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,344	1,395	1,641
Gains recognized on marketable securities	(52)	(950)	(639)
Gain recognized on sale and leaseback	(122)	(122)	(122)
Deferred income taxes	453	746	676
Share based compensation	472	192	100
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(8,924)	(4,526)	1,319
Income taxes receivable	(1,777)	3,836	(4,346)
Prepaid expenses and other	(4,099)	(819)	461
Accounts payable	675	(153)	236
Accrued payroll, payroll taxes and related benefits	14,815	7,281	(2,214)
Other accrued liabilities	(142)	(182)	(403)
Workers’ compensation claims liabilities	12,839	3,294	11,567
Safety incentives liability	1,297	587	(189)
Customer deposits, long-term liabilities and other assets, net	258	14	(1,117)

Net cash provided by operating activities	31,355	17,946	3,025

Cash flows from investing activities:
Cash paid for acquisitions, including other direct costs	0	(375)	0
Purchase of property and equipment, net of amounts purchased in acquisitions	(1,247)	(1,606)	(881)
Proceeds from sales and maturities of marketable securities	76,256	23,119	27,518
Purchase of marketable securities	(78,012)	(35,207)	(29,344)
Proceeds from maturities of restricted marketable securities	7,854	4,697	3,979
Purchase of restricted marketable securities	(9,027)	(7,530)	(3,944)

Net cash used in investing activities	(4,176)	(16,902)	(2,672)

Cash flows from financing activities:
Proceeds from credit-line borrowings	0	0	323
Payments on credit-line borrowings	0	0	(323)
Proceeds from the exercise of stock options	54	17	23
Dividends paid	(3,835)	(3,402)	(3,356)
Repurchase of common stock	(4,778)	(3,415)	(3,012)
Tax benefit of stock option exercises	27	9	449

Net cash used in financing activities	(8,532)	(6,791)	(5,896)

Net increase (decrease) in cash and cash equivalents	18,647	(5,747)	(5,543)
Cash and cash equivalents, beginning of year	30,924	36,671	42,214

Cash and cash equivalents, end of year	$49,571	$30,924	$36,671

Supplemental schedule of noncash investing activities:
Acquisitions of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$0	$357	$0
Intangible assets acquired	0	15	0
Tangible assets acquired	0	3	0

Net cash paid for acquisitions	$0	$375	$0

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Operations and Significant Accounting Policies

Nature of operations

Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), a Maryland corporation, is engaged in providing both staffing and professional employer organization (“PEO”) services to a diversified group of customers through a network of branch offices throughout California, Oregon, Washington, Idaho, Arizona, Utah, Colorado, Maryland, Delaware and North Carolina. Approximately 75%, 69% and 67%, respectively, of our revenue during 2011, 2010 and 2009 were attributable to our California and Oregon operations.

The Company operates a wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”). AICE is a fully licensed captive insurance company holding a certificate of authority from the Arizona Department of Insurance. The purpose of AICE is twofold: (1) to provide access to more competitive and cost effective insurance markets and (2) to provide additional flexibility in cost effective risk management. The captive handles the Company’s workers’ compensation claims occurring on or after January 1, 2007. AICE also provides general liability insurance coverage for BBSI on an as requested basis by third parties such as landlords and other vendors.

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

Reportable Segment

The Company has one principle operating and reporting segment. The chief operating decision maker (currently our Chief Executive Officer) regularly reviews the financial information of our business at a consolidated level in deciding how to allocate resources and assessing performance.

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

Cash and cash equivalents

We consider non-restricted short-term investments, which are highly liquid, readily convertible into cash, and have original maturities of less than three months, to be cash equivalents for purposes of the statements of cash flows. A substantial portion of the Company’s cash and cash equivalents is invested in tax-exempt money market funds managed by the Company’s principal bank. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. As of December 31, 2011, cash and cash equivalents exceeded federally insured limits by approximately $48.9 million. The Company has not experienced any losses related to its cash concentration.

Marketable securities

As of December 31, 2011, the Company’s marketable securities consisted of tax-exempt municipal securities, equity securities and corporate bonds. We determine the appropriate classification for certain investments in debt and equity securities, and classify our marketable securities as trading, available-for-sale or held-to-maturity. The Company classifies municipal securities and certain of its corporate bonds, as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost and the Company’s ability and intent to hold the investments. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. The equity securities are classified as trading and are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of net income. Certain of the Company’s corporate bonds are classified as held-to-maturity and are reported at amortized cost.

Restricted marketable securities

At December 31, 2011 and 2010, restricted marketable securities consisted primarily of governmental debt instruments with maturities generally from 180 days to two years (see Note 2, Note 3 and Note 5). At December 31, 2011 and 2010, the approximate fair value of restricted marketable securities equaled their approximate amortized cost. Restricted marketable securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of restricted marketable securities are included in other income (expense) on our consolidated statements of operations.

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

Allowance for doubtful accounts (Continued)

accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Our allowance for doubtful accounts activity is summarized as follows (in thousands):

	2011	2010	2009
Balance at January 1,
Allowance for doubtful accounts	$374	$516	$409
Charges to expense	100	150	500
Write-offs of uncollectible accounts, net of recoveries	(22)	(292)	(393)
Balance at December 31,

Allowance for doubtful accounts	$452	$374	$516

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

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As facts and circumstances change, we reassess these probabilities and would record any changes in the financial statements as appropriate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Business combinations

We account for business combinations using the acquisition method of accounting. Expenses incurred in connection with a business combination are expensed as incurred. Changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized in earnings.

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

Impairment of long-lived assets (Continued)

operating cash flows), significant negative industry or economic trends, or knowledge of transactions involving the sale of similar property at amounts below the carrying value.

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

Statements of cash flows

Interest paid during 2011, 2010 and 2009 did not materially differ from interest expense. Income taxes paid by the Company in 2011, 2010 and 2009 totaled $4.7 million, $1.8 million and $551,000, respectively.

Basic and diluted earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year using the treasury method. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted average number of basic shares outstanding	10,083,479	10,332,685	10,451,901
Assumed exercise of stock options, net of shares assumed repurchased at average market price during the period using proceeds received upon exercise of options	54,839	39,775	0

Weighted average number of diluted shares outstanding	10,138,318	10,372,460	10,451,901

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

Accounting estimates (Continued)

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.” This new guidance requires the components of net income and other comprehensive income to be presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate consecutive statements. The new guidance also eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for periods beginning after December 15, 2011; however, the Company has adopted this guidance as of the end of its 2011 reporting period as permitted by the guidance.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” ASU 2011-08 provides companies with a new option when determining whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC 350, Intangibles-Goodwill and Other. Under ASU 2011-08 a company is no longer required to calculate the fair value of a reporting unit unless it determines, on the basis of qualitative information, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for periods beginning after December 15, 2011; however, early adoption is permitted. The Company plans to adopt ASU 2011-08 beginning January 1, 2012. We do not anticipate the adoption will have a material impact on our consolidated financial statements.

2.	Fair Value of Financial Instruments and Concentration of Credit Risk

All of our financial instruments are recognized in our balance sheet. Carrying values approximate fair value of most financial assets and liabilities. The fair value of restricted marketable securities consisting primarily of U.S. Treasury bills and municipal bonds was

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Fair Value of Financial Instruments and Concentration of Credit Risk (Continued)

recorded at amortized cost which approximates market value for similar instruments. The interest rates on our restricted marketable security investments approximate current market rates for these types of investments; therefore, the recorded value of the restricted marketable securities approximates fair value.

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

At December 31, 2011, we had significant concentrations of credit risk as follows:

-	Cash and cash equivalents—approximately $44.5 million of the Company’s cash and cash equivalents at December 31, 2011 were invested in tax-exempt money market funds. Fair value was determined using quoted prices in active markets for identital securities.

-	Marketable securities—All investments are held in publicly-traded securities, which includes $11.4 million, at fair value, in municipal bonds.

3.	Fair Value Measurement

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

In determining the fair value of our financial assets, the Company predominately uses the market approach. In determining the fair value of all its municipal bonds, corporate

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Fair Value Measurement (Continued)

bonds, and variable rate demand notes classified as Level 2, the Company utilizes the non-binding quotes provided by our three investment brokers. We receive one non-binding broker quote for each financial asset as of the balance sheet date. To value the Level 2 assets, our investment brokers use proprietary multi-dimensional pricing models that include a variety of inputs, including quoted prices for identical or similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates that are observable at commonly quoted intervals. There were no assets or liabilities where Level 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Marketable securities consist of the following (in thousands):

	December 31, 2011			December 31, 2010
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Current:
Trading:
Equity securities	$0	$0	$0	$349	$21	$370	1
Available-for-sale:
Municipal bonds	5,804	8	5,812	22,997	(32)	22,965	2
Corporate bonds	11,070	(4)	11,066	861	15	876	2
Variable rate demand notes	0	0	0	300	0	300	2

	$16,874	$4	$16,878	$24,507	$4	$24,511

Long term:
Available-for-sale:
Corporate bonds	$14,971	$(33)	$14,938	$5,513	$(39)	$5,474	2
Held-to-maturity:
Corporate bonds	457	0	457	447	0	447	2

	$15,428	$(33)	$15,395	$5,960	$(39)	$5,921

The Company’s restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	December 31, 2011			December 31, 2010
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Available-for-sale:
Municipal bonds	$5,580	$17	$5,597	$5,147	$0	$5,147	2
Corporate bonds	148	(1)	147	323	0	323	2
U.S. treasuries	1,567	0	1,567	1,567	0	1,567	1

	$7,295	$16	$7,311	$7,037	$0	$7,037

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Building	$9,756	$9,815
Office furniture and fixtures	5,888	4,628
Computer hardware and software	5,098	5,097
Aircraft	4,256	4,186

	24,998	23,726
Less accumulated depreciation and amortization	11,096	9,794

	13,902	13,932
Land	1,105	1,105

	$15,007	$15,037

5.	Workers’ Compensation Claims

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

The Company has provided a total of $51.2 million and $39.3 million at December 31, 2011 and 2010, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $1.9 million and $2.7 million at December 31, 2011 and 2010, respectively. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. These estimates also include amounts for unallocated loss adjustment expenses, including legal costs. Based upon the evaluation of our workers’ compensation claims at December 31, 2011 by our independent actuary, we recorded an additional workers’ compensation expense

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

5.	Workers’ Compensation Claims (Continued)

of $8.5 million and a similar increase in the accrued workers’ compensation claims liabilities in the fourth quarter of 2011 to reflect a change in the estimated costs to close workers’ compensation claims, primarily related to claims incurred during 2005 to 2009. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Liabilities incurred for work-related employee fatalities and for severely injured workers, as determined by the state in which the accident occurred, are recorded either at an agreed lump-sum settlement amount or the net present value of future fixed and determinable payments over the actuarially determined remaining life expectancy of the beneficiary, discounted at a rate that approximates a long-term, high-quality corporate bond rate. Our excess workers’ compensation insurance retention is $5.0 million per occurrence in all our self-insured states, except for Maryland and Colorado where our retention is at $1.0 million and $500,000 per occurrence, respectively. We present our accrued liabilities for workers’ compensation claims on a gross basis along with a corresponding receivable from our insurers, as we are the primary obligor for payment of the related insured claims. We maintain excess workers’ compensation insurance coverage with Chartis, formerly known as American International Group, between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with Chartis is between $1.0 million and $25.0 million per occurrence and in Colorado where the coverage with Chartis is from $500,000 to statutory limits per occurrence.

We continue to evaluate the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

At December 31, 2011, our long-term workers’ compensation claims liabilities in the accompanying balance sheet included $446,000 for work-related fatalities. The aggregate undiscounted pay-out amount related to the catastrophic injuries and fatalities is $605,000. The discount rates applied to the discounted liabilities range from 4.25% to 9.00%. These rates represented the then-current rates for high quality long-term debt securities available at the date of loss with maturities equal to the length of the pay-out period to the beneficiaries. The actuarially determined pay-out periods to the beneficiaries range from 7 to 32 years.

The states of Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments, totaling $9.0 million at December 31, 2011 and $9.1 million at December 31, 2010, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 2011, we have provided standby letters of credit and a surety bond totaling $6.8 million. The investments are included in restricted marketable securities and workers’ compensation deposits in the accompanying balance sheets. We participate in California’s alternative

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

5.	Workers’ Compensation Claims (Continued)

security program requiring us to pay the State an annual fee, which is determined by several factors, including the amount of a calculated future security deposit and our overall credit rating. The annual fee paid to the State of California for 2011, 2010 and 2009 was $292,000, $209,000, and $73,000, respectively.

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at January 1,
Workers’ compensation claims liabilities	$39,302	$35,958	$24,587
Claims expense accrual:
Current year	26,161	16,850	11,907
Prior years	9,978	880	12,749

	36,139	17,730	24,656

Claims payments related to:
Current year	5,565	3,814	2,991
Prior years	18,683	10,572	10,294

	24,248	14,386	13,285

Balance at December 31,
Workers’ compensation claims liabilities	$51,193	$39,302	$35,958

Incurred but not reported (IBNR)	$37,335	$27,163	$25,409

6.	Credit Facility

The Company is a party to a Standby Letter of Credit Agreement dated as of June 30, 2009 (the “Credit Agreement”) with its principal bank. The Credit Agreement provides for standby letters of credit as to which there were $6.7 million outstanding at December 31, 2011 in connection with various surety deposit requirements for workers’ compensation purposes.

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

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Credit Facility (Continued)

Company’s assets now owned or hereafter acquired, except for purchase money indebtedness (and related security interests) which does not at any time exceed $500,000. The Company was in compliance with all financial covenants at December 31, 2011.

7.	401(k) Savings Plan

We have a Section 401(k) Retirement Savings Plan for the benefit of our eligible employees. All staffing and management employees 21 years of age or older become eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive 12-month period following the initial date of employment. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. The determination of discretionary Company contributions to the plan, if any, is at the sole discretion of our Board of Directors. No discretionary Company contributions were made to the plan for the years ended December 31, 2011, 2010 and 2009.

We make matching contributions to the 401(k) plan under a safe harbor provision, whereby the Company matches 100% of contributions by management and staffing employees up to 3% of each participating employee’s annual compensation; and 50% of the employee’s contributions up to an additional 2% of annual compensation. We made $494,000, $413,000 and $483,000 in matching contributions during 2011, 2010 and 2009, respectively. Participants’ interests in Company safe harbor contributions to the plan are fully vested when made.

8.	Commitments

Lease commitments

We lease office space for our branch offices under operating lease agreements that require minimum annual payments as follows (in thousands):

Year ending December 31,
2012	$2,189
2013	1,389
2014	874
2015	685
2016	260
Thereafter	104

$5,501

Rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $2.9 million for each year.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

9.	Related Party Transactions

During 2009, pursuant to the approval of all disinterested outside directors, the Company purchased 1.25 acres of river front property on the Columbia River in Washougal, Washington for a total cost of $1.5 million. The purchase was financed with cash of $1.0 million and a note payable of $500,000. The note payable is included in other long-term liabilities in the accompanying balance sheet and has been treated as a non-cash transaction for purposes of the statement of cash flows. Prior to his death on January 20, 2011, William W. Sherertz, previously the Company’s Chief Executive Officer, had planned to construct and operate a restaurant on the property under a triple net ground lease between the Company and the LLC he had formed with an outside third party. Mr. Sherertz’s estate now holds a majority interest in the LLC. The lease requires annual cash payments by the LLC of $25,000 through the end of 2011 and 5% of the restaurant’s gross income, if any, thereafter through the end of the lease in December 2020. The cost of the property is included in the Company’s other assets at December 31, 2011 and 2010. Mr. Sherertz’s estate also holds approximately 25 percent of the outstanding shares of the Company’s Common Stock.

10.	Income Taxes

The provision for (benefit from) income taxes from continuing operations are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$857	$1,211	$(3,339)
State	(474)	606	71

	383	1,817	(3,268)

Deferred:
Federal	283	601	623
State	171	156	47

	454	757	670

Total provision (benefit)	$837	$2,574	$(2,598)

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes (Continued)

Deferred income tax assets and liabilities are comprised of the following components (in thousands):

	December 31,
	2011	2010
Gross deferred income tax assets:
Workers’ compensation claims liabilities	$4,266	$3,449
Safety incentives payable	2,064	1,993
Allowance for doubtful accounts	175	148
Deferred compensation	180	837
Tax effect of unrealized losses, net	883	926
Alternative minimum tax credit carryforward	740	0
State credit carryforward	490	63
State loss carryforward	15	11
Other	305	543

	9,118	7,970
Less valuation allowance	1,333	890

	7,785	7,080

Gross deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(1,851)	(1,636)
Tax amortization of goodwill	(8,128)	(7,184)

	(9,979)	(8,820)

Net deferred income tax liabilities	$(2,194)	$(1,740)

The effective tax rate for continuing operations differed from the U.S. statutory federal tax rate due to the following:

	Year ended December 31,
	2011	2010	2009
Statutory federal tax rate	34.0%	34.0%	(34.0)%
State taxes, net of federal benefit	(4.2)	5.3	1.1
Valuation allowance on loss on impairment of investments	3.1	(4.4)	(1.5)
Adjustment for final positions on filed returns	(.3)	1.5	4.3
Officer life insurance proceeds	(22.4)	0	0
Nondeductible expenses and other, net	3.9	5.8	4.3
Federal tax-exempt interest income	(.9)	(.7)	(2.2)
Federal and state tax credits	(7.7)	(15.6)	(11.7)

	5.5%	25.9%	(39.7)%

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes (Continued)

The Company has established a valuation allowance for certain deferred tax assets due to uncertainties regarding the Company’s ability to generate future taxable investment gains in order to utilize certain investment impairment losses and investment loss carryforwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31, 2011, we maintained a valuation allowance for approximately $1.3 million of federal and state tax benefits that are not expected to be utilized.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2007. As of December 31, 2011 and 2010, we had no unrecognized tax benefits. We are currently under exam by the Internal Revenue Service and the State of California.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income to total consolidated income, the Company’s state effective rate can vary from expectations. As a result of the mix of income subject to state income tax, the state tax benefit was reduced by approximately $502,000 in the current year and approximately $50,000 in 2010 and by approximately $510,000 in 2009.

At December 31, 2011, the Company had capital loss carryforwards of approximately $2.2 million. Unless utilized in earlier tax years, the carryforwards expire in 2015. At December 31, 2011, the Company also had state tax loss carryforwards of $395,000, which expire in 2032.

11.	Stock Incentive Plans

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 13, 2009. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2009 Plan is 1,000,000, of which the aggregate number of shares for which incentive stock options may be granted under the Plan is 900,000. No new grants of stock options may be made under the Company’s 2003 Stock Incentive Plan (the “2003 Plan”). At December 31, 2011, there were option awards covering 671,294 shares outstanding under the 2009 plan, together with the 2003 Plan and its predecessor, the 1993 Stock Incentive Plan. Outstanding options under all the plans generally expire ten years after the date of grant. Options are generally exercisable in four equal annual installments beginning one year after the date of grant.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Stock Incentive Plans (Continued)

The Company recognizes compensation expense for options awarded under its stock incentive plans based on the grant-date fair value. Compensation expense is attributed to earnings using the straight-line method over the requisite service period.

A summary of the status of the Company’s stock options at December 31, 2011, 2010 and 2009, together with changes during the periods then ended, is presented below:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2008	501,006
Options granted at market price	79,500	$11.06
Options exercised	(265,187)	2.14

Outstanding at December 31, 2009	315,319
Options granted at market price	87,000	13.43
Options exercised	(2,750)	6.29

Outstanding at December 31, 2010	399,569
Options granted at market price	289,200	16.06
Options exercised	(7,475)	7.24
Options cancelled	(10,000)	14.39

Outstanding at December 31, 2011	671,294

Available for grant at December 31, 2011	633,800

The following table presents information on stock options outstanding as of and for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
(in thousands, except share data)	2011	2010
Intrinsic value of options exercised in the period	$69	$22

	As of December 31,
	2011	2010
Stock options:
Number of options	671,294	399,569
Weighted average exercise price	$13.62	$13.66
Aggregate intrinsic value	$1,796	$494
Weighted average contractual term of options	6.88 years	6.14 years

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Stock Incentive Plans (Continued)

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price at the end of the period and the relevant exercise price multiplied by the number of options outstanding at the end of the period at each such price.

The fair value of the stock-based awards as determined under the Black-Scholes option-pricing model was estimated with the following weighted-average assumptions:

	2011	2010	2009
Expected volatility	65.9%	58.8%	61.9%
Risk free interest rate	2.9%	3.0%	1.4%
Expected dividend yield	2.3%	2.4%	2.9%
Expected term	7.3 years	7.0 years	7.1 years
Weighted average fair value per share	$7.20	$5.59	$4.39

There were no options granted during 2011, 2010 or 2009 below market price.

The following table summarizes stock-based compensation expense related to stock option awards (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation expense included in selling, general and administrative expenses	$472	$192	$100
Deferred income taxes	188	76	40

Stock-based compensation expense related to stock options, net of tax	$284	$116	$60

As of December 31, 2011, unrecognized compensation expense related to stock options was $2.2 million with a weighted average period of 5.4 years.

The following table summarizes information about stock options outstanding at December 31, 2011:

Options outstanding				Options exercisable
Exercise price range	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Exercisable at December 31, 2011	Weighted- average exercise price
$2.00 - $ 2.58	8,900	$2.09	1.1	8,900	$2.09
8.33 - 17.50	662,394	14.65	7.0	274,444	14.00

	671,294			283,344	13.62

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Repurchase Program

The Company maintains a stock repurchase program approved by the Board of Directors which authorizes the repurchase of shares from time to time in open market purchases. The repurchase program currently allows for the repurchase of approximately 1.2 million additional shares as of December 31, 2011.

During 2011, 2010 and 2009, the Company repurchased 339,384, 266,672 and 312,959 shares for weighted average prices of $14.08, $12.79 and $9.62 per share, respectively.

13.	Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company.

14.	Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts and market price per share)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2011
Revenues	$68,769	$76,013	$85,384	$84,708
Cost of revenues	63,171	62,732	69,231	86,288
Net (loss) income	5,546	3,449	5,414	(96)
Basic (loss) earnings per share	.54	.34	.54	(.01)
Diluted (loss) earnings per share	.54	.34	.54	(.01)
Common stock market prices:
Year ended December 31, 2010
Revenues	$58,260	$67,432	$73,876	$73,555
Cost of revenues	52,895	55,700	59,832	59,956
Net (loss) income	(1,703)	2,259	3,669	3,128
Basic (loss) earnings per share	(.16)	.22	.36	.31
Diluted (loss) earnings per share	(.16)	.22	.36	.30
Common stock market prices:

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

15.	Subsequent Event

Effective March 9, 2012, the Company entered into definitive agreements to repurchase 2,485,929 shares of the Company’s common stock held by the Estate of William W. Sherertz and 500,000 common shares held by Nancy Sherertz. Mr. Sherertz, a founder and former president and CEO of the Company, died January 20, 2011. Nancy Sherertz is also a founder of the Company. The common shares will be repurchased at a price of $20 per share, representing total consideration of $59.7 million. In the closing of the transactions, the Company will pay $24.9 million in cash and issue 34,800 shares of Series A Nonconvertible, Non-Voting Redeemable Preferred Stock with a liquidation preference of $1,000 per share. The preferred stock will be entitled to receive cumulative preferential dividends at the rate of 5% per annum based upon the $1,000 liquidation preference with such rate increasing by 2% on each April 1 beginning April 1, 2013, until all of the outstanding preferred stock has been redeemed. The Company may pay the dividends in cash or in additional shares of preferred stock at its option. The Company may redeem all or a portion of the preferred stock at its option at any time at a price of $1,000 per share. The preferred stock is subject to mandatory redemption five years from the original issue date. Due to the mandatory redemption provision the preferred stock will be classified as a liability on the Company’s Consolidated Balance Sheet.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. Registrant

Date: March 15, 2012	By:	/s/ James D. Miller
James D. Miller Vice President-Finance, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March 2012.

Principal Executive Officer and Director:

/s/ Michael L. Elich	President and Chief Executive Officer and Director
Michael L. Elich

Principal Financial and Accounting Officer:

/s/ James D. Miller	Vice President-Finance, Treasurer and Secretary
James D. Miller

Majority of Directors:

/s/ Thomas J. Carley	Director
Thomas J. Carley

/s/ James B. Hicks	Director
James B. Hicks, Ph.D.

/s/ Roger L. Johnson	Director
Roger L. Johnson

/s/ Jon L. Justesen	Director
Jon L. Justesen

/s/ Anthony Meeker Anthony Meeker	Chairman of the Board and Director

EXHIBIT INDEX

3.1	Charter of the Registrant, as amended. Incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-21886).

3.2	Bylaws of the Registrant, as amended, through May 19, 2011. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “2011 First Quarter 10-Q”).

The Registrant has incurred long-term indebtedness as to which the amount involved is less than 10 percent of the Registrant’s total assets. The Registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10.1	Standby Letter of Credit Agreement dated as of June 30, 2009, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.2	Second Amended and Restated 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-21886).*

10.3	Form of Indemnification Agreement with each director of the Registrant. Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 33-61804).*

10.4	Summary of annual cash incentive bonus award program for executive officers of the Registrant. Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.5	2003 Stock Incentive Plan of the Registrant (the “2003 Plan”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-21886).*

10.6	Form of Incentive Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”).*

10.7	Form of Nonqualified Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2003 10-K.*

10.8	Form of Incentive Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).*

10.9	Form of Nonqualified Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2005 10-K.*

10.10	Form of Annual Director Option Agreement for July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.14 to the 2005 10-K.*

10.11	Form of Incentive Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).*

10.12	Form of Employee Nonqualified Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.17 to the 2008 10-K.*

10.13	Form of Non-Employee Director Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.18 to the 2008 10-K.*

10.14	2009 Stock Incentive Plan of the Registrant (the “2009 Plan”). Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10.15	Form of Incentive Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “2010 First Quarter 10-Q”).*

10.16	Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the 2010 First Quarter 10-Q.*

10.17	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2010 First Quarter 10-Q.*

10.18	Summary of Compensatory Arrangement with William W. Sherertz. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

10.19	Employment Agreement between the Registrant and Michael L. Elich, dated September 25, 2001. Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-2 (Registration No. 333-126496) filed July 11, 2005.*

10.20	Summary of compensatory arrangements for non-employee directors of the Registrant.*

10.21	Lease Agreement between the Registrant and the Black Pearl on the Columbia, LLC, as of December 23, 2009. Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.22	Form of Incentive Stock Option Award Agreement under the Registrant’s 2009 Stock Incentive Plan (the “2009 Plan”). Incorporated by reference to Exhibit 10.1 to the 2011 First Quarter 10-Q.*

10.23	Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the 2011 First Quarter 10-Q.*

10.24	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2011 First Quarter 10-Q.*

10.25	Change in Control Employment Agreement between the Registrant and Michael L. Elich, dated April 12, 2011. Incorporated by reference to Exhibit 10.4 to the 2011 First Quarter 10-Q.*

10.26	Change in Control Employment Agreement between the Registrant and Gregory R. Vaughn, dated April 12, 2011. Incorporated by reference to Exhibit 10.5 to the 2011 First Quarter 10-Q.*

10.27	Change in Control Employment Agreement between the Registrant and James D. Miller, dated April 12, 2011. Incorporated by reference to Exhibit 10.6 to the 2011 First Quarter 10-Q.*

14	Code of Business Conduct. Incorporated by reference to Exhibit 14 to the 2003 10-K.

21	Subsidiaries of the Registrant.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

101.	INS XBRL Instance Document **

101.	SCH XBRL Taxonomy Extension Schema Document **

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document **

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document **

101.	LAB XBRL Taxonomy Extension Label Linkbase Document **

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document **

*	Denotes a management contract or a compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended and, otherwise are not subject to liability under those sections.