Form 10-Q
period 2012-03-31
BARRETT BUSINESS SERVICES INC
filed 2012-05-09
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Number of shares of common stock, $.01 par value, outstanding at April 30, 2012 was 6,991,481 shares.

BARRETT BUSINESS SERVICES, INC.

Part I — Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$38,217	$49,571
Marketable securities	15,872	16,878
Trade accounts receivable, net	53,175	46,520
Income taxes receivable	4,033	4,133
Prepaid expenses and other	4,509	5,897
Deferred income taxes	7,458	5,958

Total current assets	123,264	128,957
Marketable securities	13,829	15,395
Property, equipment and software, net	15,380	15,007
Restricted marketable securities and workers’ compensation deposits	9,885	9,923
Other assets	3,024	3,027
Workers’ compensation receivables for insured losses and recoveries	2,720	2,968
Goodwill	47,820	47,820

	$215,922	$223,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,982	$1,639
Accrued payroll, payroll taxes and related benefits	68,889	52,340
Other accrued liabilities	767	300
Workers’ compensation claims liabilities	18,627	18,718
Safety incentives liability	6,979	6,321

Total current liabilities	97,244	79,318
Long-term workers’ compensation claims liabilities	32,294	30,596
Long-term workers’ compensation claims liabilities for insured claims	1,873	1,879
Deferred income taxes	8,152	8,152
Mandatorily redeemable preferred stock, $.01 par value; 50 shares authorized; 35 and 0 shares issued and outstanding	34,800	0
Customer deposits and other long-term liabilities	1,484	1,497
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 450 shares authorized; no shares issued and outstanding	0	0
Common stock, $.01 par value; 20,500 shares authorized, 6,991 and 9,871 shares issued and outstanding	70	99
Additional paid-in capital	0	20,943
Accumulated other comprehensive income (loss)	7	(34)
Retained earnings	39,998	80,647

	40,075	101,655

	$215,922	$223,097

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Staffing services	$26,210	$28,332
Professional employer service fees	56,212	40,437

Total revenues	82,422	68,769

Cost of revenues:
Direct payroll costs	19,652	21,448
Payroll taxes and benefits	42,992	31,763
Workers’ compensation	13,221	9,960

Total cost of revenues	75,865	63,171

Gross margin	6,557	5,598
Selling, general and administrative expenses	9,762	8,827
Depreciation and amortization	348	335

Loss from operations	(3,553)	(3,564)

Other income:
Life insurance proceeds	0	10,000
Investment income, net	222	355
Other	(7)	99

Other income	215	10,454

(Loss) income before income taxes	(3,338)	6,890
(Benefit from) provision for income taxes	(1,125)	1,344

Net (loss) income	$(2,213)	$5,546

Basic (loss) earnings per common share	$(.22)	$.54

Weighted average number of basic common shares outstanding	9,875	10,201

Diluted (loss) earnings per common share	$(.22)	$.54

Weighted average number of diluted common shares outstanding	9,875	10,248

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net (loss) income	$(2,213)	$5,546
Unrealized gains on marketable securities, net of tax of $26 and $16 in 2012 and 2011, respectively	41	25

Comprehensive (loss) income	$(2,172)	$5,571

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2012 and 2011

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2010	10,202	$102	$25,164	$(65)	$70,164	$95,365
Common stock issued on exercise of options	3	0	5	0	0	5
Stock option compensation expense, net of tax	0	0	55	0	0	55
Tax benefit of stock option exercises	0	0	13	0	0	13
Repurchase of common stock	(4)	0	(55)	0	0	(55)
Cash dividend on common stock	0	0	0	0	(919)	(919)
Unrealized holding gains on marketable securities, net of tax	0	0	0	25	0	25
Net income	0	0	0	0	5,546	5,546

Balance, March 31, 2011	10,201	102	25,182	(40)	74,791	100,035

Balance, December 31, 2011	9,871	99	20,943	(34)	80,647	101,655
Common stock issued on exercise of options	106	1	1,556	0	0	1,557
Stock option compensation expense, net of tax	0	0	140	0	0	140
Tax benefit of stock option exercises	0	0	225	0	0	225
Repurchase of common stock	(2,986)	(30)	(22,864)	0	(37,338)	(60,232)
Cash dividend on common stock	0	0	0	0	(1,098)	(1,098)
Unrealized holding gains on marketable securities, net of tax	0	0	0	41	0	41
Net loss	0	0	0	0	(2,213)	(2,213)

Balance, March 31, 2012	6,991	$70	$0	$7	$39,998	$40,075

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	(2,213)	$5,546
Reconciliations of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	348	335
Gains recognized on marketable securities	(1)	(100)
Gain recognized on sale and leaseback	(30)	(30)
Deferred income taxes	(1,474)	291
Share based compensation	140	55
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(6,655)	(17,178)
Income taxes receivable	100	0
Prepaid expenses and other	1,388	(1,521)
Accounts payable	343	(397)
Accrued payroll, payroll taxes and related benefits	16,549	23,559
Other accrued liabilities	467	45
Workers’ compensation claims liabilities	1,849	560
Safety incentives liability	658	(84)
Customer deposits, long-term liabilities and other assets, net	19	42

Net cash provided by operating activities	11,488	11,123

Cash flows from investing activities:
Purchase of property and equipment, net of amounts purchased in acquisitions	(720)	(199)
Proceeds from sales and maturities of marketable securities	16,034	3,586
Purchase of marketable securities	(13,446)	(16,490)
Proceeds from maturities of restricted marketable securities	2,722	1,919
Purchase of restricted marketable securities	(2,684)	(2,109)

Net cash provided by (used in) investing activities	1,906	(13,293)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,557	5
Dividends paid	(1,098)	(919)
Repurchase of common stock	(25,432)	(55)
Tax benefit of stock option exercises	225	13

Net cash used in financing activities	(24,748)	(956)

Net decrease in cash and cash equivalents	(11,354)	(3,126)
Cash and cash equivalents, beginning of period	49,571	30,924

Cash and cash equivalents, end of period	$38,217	$27,798

Supplemental schedule of noncash financing activities:
Issuance of mandatorily redeemable preferred stock	$34,800	$0

	$34,800	$0

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation of Interim Period Statements

The accompanying consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“Barrett”, “BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K at pages F1 – F28. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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

Marketable securities

As of March 31, 2012, the Company’s marketable securities consisted of tax-exempt municipal securities, corporate bonds and U.S. treasuries. The Company classifies municipal securities, U.S. treasuries, and certain of its corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. Certain of the Company’s corporate bonds are classified as held-to-maturity and are reported at amortized cost.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1—Basis of Presentation of Interim Period Statements (Continued)

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $334,000 and $452,000 at March 31, 2012 and December 31, 2011, respectively. The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

Workers’ compensation claims

The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees subject to PEO contracts) working in California, Oregon, Maryland, Delaware and Colorado. In the state of Washington, state law allows only the Company’s staffing services and internal management employees to be covered under the Company’s self-insured workers’ compensation program. Additionally, effective January 5, 2010, we formed a wholly-owned fully licensed insurance company, Ecole Insurance Company (“Ecole”), in Arizona to provide workers’ compensation coverage to our employees in Arizona.

To manage our financial exposure, in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance through our wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”), with a per occurrence retention of $5.0 million, except in Maryland and Colorado, where our per occurrence retention is $1.0 million and $500,000, respectively. AICE maintains excess workers’ compensation insurance coverage with Chartis, formerly known as American Insurance Group, Inc., between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with Chartis is between $1.0 million and $25.0 million per occurrence, and in Colorado, where the coverage with Chartis is between $500,000 and statutory limits per occurrence. We continue to evaluate the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

The Company has provided a total of $52.8 million and $51.2 million at March 31, 2012 and December 31, 2011, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $1.9 million at March 31, 2012 and at December 31, 2011. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 — Basis of Presentation of Interim Period Statements (Continued)

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting agreed-upon loss objectives. The Company has provided $7.0 million at March 31, 2012 and $6.3 million at December 31, 2011 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators, and the expected payout as determined by historical incentive payment trends. Safety incentive expense is netted against PEO services revenue in our consolidated statements of operations.

Note 2 — Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment”. ASU 2011-08 provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC 350, Intangibles-Goodwill and Other. Under ASU 2011-08 a company is no longer required to calculate the fair value of a reporting unit unless it determines, on the basis of qualitative information, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for periods beginning after December 15, 2011; however, early adoption is permitted. The Company adopted ASU 2011-08 beginning January 1, 2012. The adoption did not have a material impact on our consolidated financial statements.

Note 3 — Stock Repurchase

Effective March 28, 2012, the Company repurchased 2,485,929 shares of the Company’s common stock held by the Estate of William W. Sherertz and 500,000 common shares held by Nancy Sherertz. Mr. Sherertz, a founder and former president and CEO of the Company, died January 20, 2011. Nancy Sherertz is also a founder of the Company. The common shares were repurchased at a price of $20 per share, representing total consideration of $59.7 million. The Company used a combination of $24.9 million in cash and issued 34,800 shares of Series A Nonconvertible, Non-Voting Redeemable Preferred Stock with a liquidation preference of $1,000 per share. Additionally, the Company incurred professional and legal fees totaling $514,000 related to the transaction. The preferred stock is entitled to receive cumulative preferential dividends at the rate of 5% per annum based upon the $1,000 liquidation preference with such rate increasing by 2% on each April 1 beginning April 1, 2013, until all of the outstanding preferred stock has been redeemed. The Company may pay the dividends in cash or in additional shares of preferred stock at its option. The Company may redeem all or a portion of the preferred stock at its option at any time at a price of $1,000 per share. The

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 — Stock Repurchase

preferred stock is subject to mandatory redemption five years from the original issue date. Due to the mandatory redemption provision the preferred stock is classified as a liability on the Company’s Consolidated Balance Sheet.

Note 4 — Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted common shares outstanding are summarized as follows:

	Three Months Ended March 31,
	2012	2011
Weighted average number of basic common shares outstanding	9,874,857	10,200,892
Assumed exercise of stock options, net of shares assumed repurchased at average market price during the period using proceeds received upon exercise of options	0	46,884

Weighted average number of diluted common shares outstanding	9,874,857	10,247,776

As a result of the net loss reported for the three months ended March 31, 2012, 112,894 potential common shares have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 — Stock Incentive Plans and Stock-Based Compensation

The following table summarizes stock option activity in 2012 under the Company’s 2009 Stock Incentive Plan:

	Number of Options	Exercise Price
Outstanding at December 31, 2011	671,294	$14.48
Options granted	7,500	$17.55
Options exercised	(106,847)	$14.57
Options cancelled or expired	0

Outstanding at March 31, 2012	571,947	$14.51

Exercisable at March 31, 2012	213,372	$12.88

Available for grant at March 31, 2012	626,300

During 2012, the Company granted 7,500 options at a fair value of $9.08 per share as determined under the Black-Scholes option-pricing model.

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended March 31,
($ in thousands, except per share data)	2012	2011
Intrinsic value of options exercised in the period	$579	$34

	As of March 31,
	2012	2011
Stock options:
Aggregate intrinsic value	$1,467	$714
Weighted average contractual term of options	7.29 years	5.93 years

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price at the end of the period and the relevant exercise price multiplied by the number of options outstanding at the end of the period at each such price.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 — Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended March 31,
	2012	2011
Beginning balance
Workers’ compensation claims liabilities	$51,193	$39,301
Add: claims expense accrual:
Current period	8,163	4,706
Prior periods	0	236

Total expense accrual	8,163	4,942

Less: claim payments related to:
Current period	279	257
Prior periods	6,283	4,203

Total paid	6,562	4,460

Ending balance
Workers’ compensation claims liabilities	$52,794	$39,783

Incurred but not reported (IBNR)	$38,280	$29,124

Note 7 — Fair Value Measurement

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 7 — Fair Value Measurement (Continued)

In determining the fair value of our financial assets, the Company predominately uses the market approach. In determining the fair value of all its municipal bonds and corporate bonds classified as Level 2, the Company utilizes the non-binding quotes provided by our three investment brokers. We receive one non-binding broker quote for each financial asset as of the balance sheet date. To value the Level 2 assets, our investment brokers use proprietary multi-dimensional pricing models that include a variety of inputs, including quoted prices for identical or similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates that are observable at commonly quoted intervals. There were no assets or liabilities where Level 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Marketable securities consist of the following investments (in thousands):

	March 31, 2012			December 31, 2011
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Current:
Available-for-sale:
Municipal bonds	$3,895	$10	$3,905	$5,804	$8	$5,812	2
Corporate bonds	11,961	6	11,967	11,070	(4)	11,066	2

	$15,856	$16	$15,872	$16,874	$4	$16,878

Long term:
Available-for-sale:
Corporate bonds	$11,797	$11	$11,808	$14,971	$(33)	$14,938	2
U.S. treasuries	1,560	1	1,561	0	0	0	1
Held-to-maturity:
Corporate bonds	460	0	460	457	0	457	2

	$13,817	$12	$13,829	$15,428	$(33)	$15,395

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 7 — Fair Value Measurement (Continued)

The Company’s restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	March 31, 2012			December 31, 2011
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Available-for-sale:
Municipal bonds	$5,170	$23	$5,193	$5,580	$17	$5,597	2
Corporate bonds	591	3	594	148	(1)	147	2
U.S. treasuries	1,567	0	1,567	1,567	0	1,567	1

	$7,328	$26	$7,354	$7,295	$16	$7,311

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Barrett Business Services, Inc. (“Barrett”, the “Company,” “our” or “we”), a Maryland corporation, offers a comprehensive range of human resource management services to help small and medium-sized businesses manage the increasing costs and complexities of a broad array of employment-related issues. The Company’s principal services, professional employer organization (“PEO”) services and staffing services, assist its clients in leveraging their investment in human capital. The Company believes that the combination of these two principal services enables it to provide clients with a unique blend of services not offered by the Company’s competition. Barrett’s platform of outsourced human resource management services is built upon expertise in payroll processing, employee benefits and administration, workers’ compensation coverage, effective risk management and workplace safety programs, and human resource administration.

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011.

	Percentage of Total Revenues Three Months Ended March 31,
	2012	2011
Revenues:
Staffing services	31.8%	41.2%
Professional employer service fees	68.2	58.8

Total revenues	100.0	100.0

Cost of revenues:
Direct payroll costs	23.9	31.2
Payroll taxes and benefits	52.2	46.2
Workers’ compensation	16.0	14.5

Total cost of revenues	92.1	91.9

Gross margin	7.9	8.1
Selling, general and administrative expenses	11.8	12.8
Depreciation and amortization	0.4	0.5

Loss from operations	(4.3)	(5.2)
Other income	0.3	15.2

(Loss) income before income taxes	(4.0)	10.0
(Benefit from) provision for income taxes	(1.3)	1.9

Net (loss) income	(2.7)%	8.1%

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

(in thousands)	Unaudited Three Months Ended March 31,
	2012	2011
Revenues:
Staffing services	$26,210	$28,332
Professional employer services	405,851	302,734

Total revenues	432,061	331,066

Cost of revenues:
Direct payroll costs	366,934	282,642
Payroll taxes and benefits	42,992	31,763
Workers’ compensation	15,578	11,063

Total cost of revenues	425,504	325,468

Gross margin	$6,557	$5,598

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited Three Months Ended March 31,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2012	2011	2012	2011	2012	2011
Revenues:
Staffing services	$26,210	$28,332	$0	$0	$26,210	$28,332
Professional employer services	405,851	302,734	($349,639)	(262,297)	56,212	40,437

Total revenues	$432,061	$331,066	($349,639)	$(262,297)	$82,422	$68,769

Cost of revenues	$425,504	$325,468	($349,639)	$(262,297)	$75,865	$63,171

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Three months ended March 31, 2012 and 2011

Net loss for the first quarter of 2012 amounted to $2.2 million, as compared to net income of $5.5 million for the first quarter of 2011. The first quarter of 2011 included $10.0 million of key man life insurance proceeds received following the passing of the Company’s former president and CEO and the related benefit of a lower annual effective income tax rate. Diluted loss per share for the first quarter of 2012 was $.22 compared to diluted income per share of $.54 for the comparable 2011 period.

Revenues for the first quarter of 2012 totaled $82.4 million, an increase of approximately $13.7 million or 19.9%, which reflects an increase in the Company’s PEO service fee revenue of $15.8 million or 39.0% and a small decline in staffing services revenue of $2.1 million or 7.5%. Our growth in PEO revenues continues to be primarily attributable to new customers as PEO business from new customers during the first quarter of 2012 more than tripled our lost PEO business from former customers. PEO revenues from continuing customers reflected a 9.8% increase compared to the first quarter of 2011 primarily resulting from an increase in employee headcount and a slight increase in hours worked. Staffing revenues decreased because lost business from former customers exceeded the business from new and continuing customers.

Gross margin for the first quarter of 2012 totaled approximately $6.6 million or an increase of $959,000 over the first quarter of 2011, primarily due to the 19.9% increase in revenues and a decline in direct payroll costs, partially offset by higher payroll taxes and benefits and workers’ compensation expense, as a percentage of revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2012 and 2011 (Continued)

The decrease in direct payroll costs, as a percentage of revenues, from 31.2% for the first quarter of 2011 to 23.9% for the first quarter of 2012 was primarily due to the increase in our mix of PEO services in the Company’s customer base over the first quarter of 2011 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the first quarter of 2012 was 52.2% compared to 46.2% for the first quarter of 2011. The percentage rate increase was largely due to the effect of significant growth in PEO services, where payroll taxes and benefits are presented at gross cost whereas the related direct payroll costs are netted against PEO services revenue, and to higher effective state unemployment tax rates in various states in which the Company operates as compared to the first quarter of 2011. Management expects the trend in payroll taxes and benefits, as a percentage of revenues, to continue to increase as a result of continued growth in PEO services on a quarter over quarter basis.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $10.0 million or 14.5% in the first quarter of 2011 to $13.2 million or 16.0% in the first quarter of 2012. The percentage rate increase was primarily due to an increase in the provision for current year claim costs and higher insurance broker commissions as a result of increased worker’s compensation insurance rates.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2012 totaled approximately $9.8 million, an increase of $935,000 or 10.6% over the first quarter of 2011. The increase was primarily attributable to increases in management payroll and $460,000 of incremental legal and professional fees in connection with the response to requests for a special stockholders’ meeting.

Other income for the first quarter of 2012 was $215,000 compared to other income of $10.5 million for the first quarter of 2011. Other income for the 2012 first quarter was primarily attributable to investment income earned on the Company’s cash and marketable securities. The first quarter of 2011 included the $10.0 million of key man life insurance proceeds and a gain of approximately $102,000 on the sale of certain marketable securities.

The income tax rate for the 2012 first quarter was 33.7%. We expect the effective income tax rate for the balance of 2012 to remain at a similar rate to the 2012 first quarter income tax rate. The income tax rate for the 2011 first quarter was 19.5% which included a favorable benefit from the effect of a much lower annual effective tax rate attributable to the non-taxable $10.0 million life insurance proceeds.

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

Liquidity and Capital Resources

The Company’s cash position for the three months ended March 31, 2012 decreased $11.4 million from December 31, 2011, which compares to a decrease of $3.1 million for the comparable period in 2011. The decrease in cash at March 31, 2012 as compared to December 31, 2011, was primarily due to the net loss of $2.2 million, $25.4 million used to repurchase common stock and a $6.7 million increase in accounts receivable, offset in part by increases in accrued payroll and taxes of $16.5 million, $2.6 million net sales of marketable securities and a $1.8 million increase in workers’ compensation claims liabilities.

Net cash provided by operating activities for the three months ended March 31, 2012 amounted to $11.5 million compared to $11.1 million for the comparable 2011 period. For the three months ended March 31, 2012, cash flow was principally provided by increases in accrued payroll, payroll taxes and benefits of $16.5 million and a $1.8 million increase in workers’ compensation claims liabilities, partially offset by the net loss of $2.2 million and an increase in accounts receivable of $6.7 million.

Net cash provided by investing activities for the three months ended March 31, 2012 was $1.9 million as compared to $13.3 million of net cash used in investing activities for the similar 2011 period. For the 2012 period, cash from investing activities was provided by the proceeds from the sales and maturities of marketable securities of $16.0 million and $2.7 million from the proceeds of restricted marketable securities, partially offset by the purchase of marketable securities totaling $13.4 million and the purchase of restricted marketable securities of $2.7 million. The transactions related to restricted marketable securities were scheduled maturities and the replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

Net cash used in financing activities for the three months ended March 31, 2012 was $24.7 million as compared to $956,000 for the similar 2011 period. For the 2012 period, the primary uses of cash for financing activities were the repurchases of the Company’s common stock totaling $25.4 million which included $514,000 of professional and legal fees and the payment of regular quarterly cash dividends totaling $1.1 million to holders of the Company’s common stock, partially offset by $1.6 million proceeds from the exercise of stock options.

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

The Company is a party to a Standby Letter of Credit Agreement dated as of June 30, 2009 (the “Credit Agreement”) with its principal bank. The Credit Agreement provides for standby letters of credit as to which there was $6.7 million outstanding at March 31, 2012 in connection with various surety deposit requirements for workers’ compensation purposes.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) to maintain net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end; (2) to maintain liquid assets (defined as unencumbered cash, cash equivalents, and publicly traded and quoted marketable securities) having an aggregate fair market value at all times not less than $10.0 million, determined as of the end of each fiscal quarter; and (3) to not borrow or permit to exist indebtedness (other than from or to the bank), or mortgage, pledge, grant, or permit to exist a security interest in, or a lien upon, all or any portion of the Company’s assets now owned or hereafter acquired, except for purchase money indebtedness (and related security interests) which does not at any time exceed $500,000. The Company was in compliance with all financial covenants at March 31, 2012.

As disclosed in Note 3 to the Consolidated Financial Statements in this report, effective March 28, 2012, the Company repurchased 2,485,929 shares of the Company’s common stock held by the Estate of William W. Sherertz and 500,000 common shares held by Nancy Sherertz. Mr. Sherertz, a founder and former president and CEO of the Company, died January 20, 2011. Nancy Sherertz is also a founder of the Company. The common shares were repurchased at a price of $20 per share, representing total consideration of $59.7 million. The Company used a combination of $24.9 million in cash and issued 34,800 shares of Series A Nonconvertible, Non-Voting Redeemable Preferred Stock with a liquidation preference of $1,000 per share. Additionally, the Company incurred professional and legal fees totaling $514,000 related to the transaction. The preferred stock is entitled to receive cumulative preferential dividends at the rate of 5% per annum based upon the $1,000 liquidation preference with such rate increasing by 2% on each April 1 beginning April 1, 2013, until all of the outstanding preferred stock has been redeemed. The Company may pay the dividends in cash or in additional shares of preferred stock at its option. The Company may redeem all or a portion of the preferred stock at its option at any time at a price of $1,000 per share. The preferred stock is subject to mandatory redemption five years from the original issue date. Due to the mandatory redemption provision the preferred stock is classified as a liability on the Company’s Consolidated Balance Sheet. Although no assurances can be given, the Company currently plans to redeem the preferred stock in full before September 28, 2012, in which event no dividend would be payable. The Company is currently exploring potential sources of financing to fund the redemption.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and the effect of changes in estimate of its claims liabilities, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned, fully licensed captive insurance subsidiaries and becoming self-insured for certain business risks, the financial viability of the Company’s excess insurance carriers, the effectiveness of the Company’s management information systems, payment of future dividends, redemption of the Company’s preferred stock, and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include the ability to retain current clients and attract new clients, the availability of financing or other sources of capital, difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results and the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of March 31, 2012, the Company’s investment portfolio consisted principally of approximately $24.8 million in corporate bonds, $18.3 million in tax-exempt money market funds, $9.1 million in tax-exempt municipal bonds and $3.1 million in U.S. treasuries. Based on the Company’s overall interest exposure at March 31, 2012, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’ disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

In addition to the risk factors disclosed in Item 1A of our 2011 Annual Report on Form 10-K, the following risk factor should be considered in connection with our issuance of 34,800 shares of Series A Nonconvertible, Non-Voting Redeemable Preferred Stock (the “Series A Preferred Stock”) on March 28, 2012.

We may be unable to refinance the Series A Preferred Stock as planned.

The Series A Preferred Stock issued on March 28, 2012, has a liquidation preference of $1,000 per share, or a total of $34,800,000. Holders of the Series A Preferred Stock are entitled to receive cumulative preferential dividends at the rate of 5% per annum based upon the $1,000 liquidation preference, with such rate scheduled to increase by 2% on each April 1 beginning April 1, 2013. To the extent the Series A Preferred Stock is redeemed before September 28, 2012, no dividend will be payable. The Series A Preferred Stock is subject to mandatory redemption five years after issuance. Although the Company is currently exploring sources of capital to fund a full redemption of the Series A Preferred Stock before September 28, 2012, there is no assurance that such financing will be available on terms acceptable to the Company or at all.

There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to common stock repurchases during the quarter ended March 31, 2012.

Month	Total Number of Common Shares Repurchased		Average Price Paid Per Common Share	Total Number of Common Shares Repurchased as Part of Publicly Announced Plan (1)	Maximum Number of Common Shares that May Yet Be Repurchased Under the Plan (1)

January	0		0	0	1,208,200
February	0		0	0	1,208,200
March	2,985,929	(2)	$20.00	0	1,208,200

Total	2,985,929			0

(1)	In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 common shares of the Company’s common stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million common shares. In October 2008, the Board approved a second increase in the authorized common shares to be repurchased up to 3.0 million shares.
(2)	In March 2012, the Company entered into privately-negotiated agreements to repurchase 2,485,929 common shares held by the Estate of William W. Sherertz and 500,000 common shares held by Nancy Sherertz, as disclosed in more detail in Note 3 to the Consolidated Financial Statements included in this report. The repurchases were completed on March 28, 2012.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: May 9, 2012	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

3.1	Charter of Barrett Business Services, Inc., a Maryland corporation, as amended through March 27, 2012.

10.1	Stock Repurchase Agreement, dated as of March 9, 2012, by and among Barrett Business Services, Inc., Kimberly J. Jacobsen Sherertz in her capacities as Personal Representative of the Estate of William W. Sherertz and Trustee of the Barrett Share Trust under the Will of William W. Sherertz, and Kimberly J. Jacobsen Sherertz individually. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 13, 2012.

10.2	Stock Repurchase Agreement, dated as of March 9, 2012, by and between Barrett Business Services, Inc. and Nancy Sherertz. Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed March 13, 2012.

10.3	Form of Indemnification Agreement with each outside director of Barrett Business Services, Inc. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 16, 2012.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

101.	INS XBRL Instance Document *

101.	SCH XBRL Taxonomy Extension Schema Document *

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.	LAB XBRL Taxonomy Extension Label Linkbase Document *

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended and, otherwise are not subject to liability under those sections.