Form 10-Q
period 2012-06-30
BARRETT BUSINESS SERVICES INC
filed 2012-08-08
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Number of shares of common stock, $.01 par value, outstanding at July 31, 2012 was 7,003,931 shares.

BARRETT BUSINESS SERVICES, INC.

Part I—Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$36,358	$49,571
Marketable securities	14,240	16,878
Trade accounts receivable, net	63,433	46,520
Income taxes receivable	3,432	4,133
Prepaid expenses and other	2,914	5,897
Deferred income taxes	5,931	5,958

Total current assets	126,308	128,957

Marketable securities	17,439	15,395
Property, equipment and software, net	15,832	15,007
Restricted marketable securities and workers’ compensation deposits	9,932	9,923
Other assets	3,035	3,027
Workers’ compensation receivables for insured losses and recoveries	1,601	2,968
Goodwill	47,820	47,820

	$221,967	$223,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,913	$1,639
Accrued payroll, payroll taxes and related benefits	68,385	52,340
Income taxes payable	193	0
Other accrued liabilities	350	300
Workers’ compensation claims liabilities	19,670	18,718
Safety incentives liability	7,541	6,321

Total current liabilities	98,052	79,318
Long-term workers’ compensation claims liabilities	35,231	30,596
Long-term workers’ compensation claims liabilities for insured claims	864	1,879
Deferred income taxes	8,152	8,152
Mandatorily redeemable preferred stock, $.01 par value; 50 shares authorized; 35 and 0 shares issued and outstanding	34,800	0
Customer deposits and other long-term liabilities	1,502	1,497

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 450 shares authorized; no shares issued and outstanding	0	0
Common stock, $.01 par value; 20,500 shares authorized, 7,003 and 9,871 shares issued and outstanding	70	99
Additional paid-in capital	316	20,943
Accumulated other comprehensive income (loss)	9	(34)
Retained earnings	42,971	80,647

	43,366	101,655

	$221,967	$223,097

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2012	2011
Revenues:
Staffing services	$30,387	$30,518
Professional employer service fees	65,113	45,495

Total revenues	95,500	76,013

Cost of revenues:
Direct payroll costs	22,843	23,093
Payroll taxes and benefits	39,332	28,886
Workers’ compensation	16,984	10,753

Total cost of revenues	79,159	62,732

Gross margin	16,341	13,281
Selling, general and administrative expenses	10,549	8,871
Depreciation and amortization	357	331

Income from operations	5,435	4,079

Other income:
Investment income, net	205	273
Other	(9)	(7)

Other income	196	266

Income before income taxes	5,631	4,345
Provision for income taxes	1,888	896

Net income	$3,743	$3,449

Basic earnings per common share	$.54	$.34

Weighted average number of basic common shares outstanding	6,995	10,196

Diluted earnings per common share	$.53	$.34

Weighted average number of diluted common shares outstanding	7,078	10,245

Dividends declared per common share	$.11	$.09

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2012	2011
Revenues:
Staffing services	$56,598	$58,850
Professional employer service fees	121,324	85,932

Total revenues	177,922	144,782

Cost of revenues:
Direct payroll costs	42,495	44,541
Payroll taxes and benefits	82,324	60,649
Workers’ compensation	30,205	20,713

Total cost of revenues	155,024	125,903

Gross margin	22,898	18,879
Selling, general and administrative expenses	20,313	17,698
Depreciation and amortization	704	666

Income from operations	1,881	515

Other income:
Life insurance proceeds	0	10,000
Investment income, net	428	628
Other	(16)	92

Other income	412	10,720

Income before income taxes	2,293	11,235
Provision for income taxes	763	2,240

Net income	$1,530	$8,995

Basic earnings per common share	$.18	$.88

Weighted average number of basic common shares outstanding	8,435	10,198

Diluted earnings per common share	$.18	$.88

Weighted average number of diluted common shares outstanding	8,511	10,246

Dividends declared per common share	$.22	$.18

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2012	2011
Net income	$3,743	$3,449
Unrealized gains on marketable securities, net of tax of $1 and $6 in 2012 and 2011, respectively	2	10

Comprehensive income	$3,745	$3,459

	Six Months Ended June 30,
	2012	2011
Net income	$1,530	$8,995
Unrealized gains on marketable securities, net of tax of $27 and $22 in 2012 and 2011, respectively	43	35

Comprehensive income	$1,573	$9,030

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2012 and 2011

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2010	10,202	$102	$25,164	$(65)	$70,164	$95,365
Common stock issued on exercise of options	3	0	5	0	0	5
Stock option compensation expense, net of tax	0	0	192	0	0	192
Tax benefit of stock option exercises	0	0	13	0	0	13
Repurchase of common stock	(65)	(1)	(922)	0	0	(923)
Cash dividend on common stock	0	0	0	0	(1,837)	(1,837)
Unrealized holding gains on marketable securities, net of tax	0	0	0	35	0	35
Net income	0	0	0	0	8,995	8,995

Balance, June 30, 2011	10,140	101	24,452	(30)	77,322	101,845

Balance, December 31, 2011	9,871	99	20,943	(34)	80,647	101,655
Common stock issued on exercise of options	118	1	1,688	0	0	1,689
Stock option compensation expense, net of tax	0	0	285	0	0	285
Tax benefit of stock option exercises	0	0	264	0	0	264
Repurchase of common stock	(2,986)	(30)	(22,864)	0	(37,338)	(60,232)
Cash dividend on common stock	0	0	0	0	(1,868)	(1,868)
Unrealized holding gains on marketable securities, net of tax	0	0	0	43	0	43
Net income	0	0	0	0	1,530	1,530

Balance, June 30, 2012	7,003	70	$316	$9	$42,971	$43,366

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,530	$8,995
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	704	666
Gains recognized on marketable securities	0	(100)
Gain recognized on sale and leaseback	(61)	(61)
Deferred income taxes	53	292
Share based compensation	285	192
Changes in certain assets and liabilities:
Trade accounts receivable, net	(16,913)	(22,142)
Income taxes receivable	701	0
Prepaid expenses and other	2,983	(628)
Accounts payable	274	(270)
Accrued payroll, payroll taxes and related benefits	16,045	22,830
Other accrued liabilities	50	364
Income taxes payable	193	498
Workers’ compensation claims liabilities	5,939	1,810
Safety incentives liability	1,220	33
Customer deposits, long-term liabilities and other assets, net	56	23

Net cash provided by operating activities	13,059	12,502

Cash flows from investing activities:
Purchase of property and equipment	(1,527)	(445)
Proceeds from sales and maturities of marketable securities	22,924	18,562
Purchase of marketable securities	(22,313)	(32,710)
Proceeds from maturities of restricted marketable securities	4,671	3,360
Purchase of restricted marketable securities	(4,680)	(3,979)

Net cash used in investing activities	(925)	(15,212)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,689	5
Dividends paid	(1,868)	(1,837)
Repurchase of common stock	(25,432)	(923)
Tax benefit of stock option exercises	264	13

Net cash used in financing activities	(25,347)	(2,742)

Net decrease in cash and cash equivalents	(13,213)	(5,452)
Cash and cash equivalents, beginning of period	49,571	30,924

Cash and cash equivalents, end of period	$36,358	$25,472

Supplemental schedule of noncash financing activities:
Issuance of mandatorily redeemable preferred stock	$34,800	$0

	$34,800	$0

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation of Interim Period Statements

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

Marketable securities

As of June 30, 2012, the Company’s marketable securities consisted of tax-exempt municipal securities, corporate bonds and U.S. treasuries. The Company classifies municipal securities, U.S. treasuries, and certain of its corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. Certain of the Company’s corporate bonds are classified as held-to-maturity and are reported at amortized cost.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1—Basis of Presentation of Interim Period Statements (Continued)

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $366,000 and $452,000 at June 30, 2012 and December 31, 2011, respectively. The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

Workers’ compensation claims

The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees subject to PEO contracts) working in California, Oregon, Maryland, Delaware and Colorado. In the state of Washington, state law allows only the Company’s staffing services and internal management employees to be covered under the Company’s self-insured workers’ compensation program. Additionally, the Company operates a wholly-owned fully licensed insurance company, Ecole Insurance Company (“Ecole”), in Arizona to provide workers’ compensation coverage to our employees in Arizona.

To manage our financial exposure, in the event of catastrophic injuries or fatalities, the Company maintains excess workers’ compensation insurance through our wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”), with a per occurrence retention of $5.0 million, except in Maryland and Colorado, where our per occurrence retention is $1.0 million and $500,000, respectively. AICE maintains excess workers’ compensation insurance coverage with Chartis, formerly known as American Insurance Group, Inc., between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with Chartis is between $1.0 million and $25.0 million per occurrence, and in Colorado, where the coverage with Chartis is between $500,000 and statutory limits per occurrence. The Company continues to evaluate the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

The Company has provided a total of $55.8 million and $51.2 million at June 30, 2012 and December 31, 2011, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. These insured claims totaled $864,000 at June 30, 2012 and $1.9 million at December 31, 2011. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1—Basis of Presentation of Interim Period Statements (Continued)

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting agreed-upon loss objectives. The Company has provided $7.5 million at June 30, 2012 and $6.3 million at December 31, 2011 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators, and the expected payout as determined by historical incentive payment trends. Safety incentive expense is netted against PEO services revenue in our consolidated statements of operations.

Note 2 – Stock Repurchase

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

Note 3—Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted common shares outstanding are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average number of basic common shares outstanding	6,995,066	10,195,989	8,434,962	10,198,440

Assumed exercise of stock options, net of shares assumed repurchased at average market price during the period using proceeds received upon exercise of options	83,010	48,725	76,313	47,805

Weighted average number of diluted common shares outstanding	7,078,076	10,244,714	8,511,275	10,246,245

Note 4 – Stock Incentive Plans and Stock-Based Compensation

The following table summarizes stock option activity in 2012 under the Company’s 2009 Stock Incentive Plan:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	671,294	$14.48

Options granted	7,500	$17.55
Options exercised	(118,472)	$14.26
Options cancelled or expired	0

Outstanding at June 30, 2012	560,322	$14.57

Exercisable at June 30, 2012	252,797	$13.49

Available for grant at June 30, 2012	626,300

During 2012, the Company granted 7,500 options at a fair value of $9.08 per share as determined under the Black-Scholes option-pricing model.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 – Stock Incentive Plans and Stock-Based Compensation (Continued)

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2012	2011	2012	2011
Intrinsic value of options exercised in the period	$91	$0	$680	$34

	As of June 30,
	2012	2011
Stock options:
Aggregate intrinsic value	$1,934	$415
Weighted average contractual term of options	7.07 years	7.41 years

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price at the end of the period and the relevant exercise price multiplied by the number of options outstanding at the end of the period at each such price.

Note 5—Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Beginning balance
Workers’ compensation claims liabilities	$52,794	$39,783	$51,193	$39,301

Add: claims expense accrual:
Current period	8,170	5,279	16,333	9,985
Prior periods	3,110	286	3,110	522

Total expense accrual	11,280	5,565	19,443	10,507

Less: claim payments related to:
Current period	1,304	962	1,583	1,219
Prior periods	7,005	3,390	13,288	7,593

Total paid	8,309	4,352	14,871	8,812

Ending balance
Workers' compensation claims liabilities	$55,765	$40,996	$55,765	$40,996

Incurred but not reported (IBNR)	$41,000	$29,738	$41,000	$29,738

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5—Workers’ Compensation (Continued)

During the three months ended June 30, 2012, the Company recorded $3.1 million of additional workers’ compensation expense related to increases in estimated costs to close prior year claims.

Note 6—Fair Value Measurement

Marketable securities consist of the following investments (in thousands):

	June 30, 2012			December 31, 2011
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Current:
Available-for-sale:
Municipal bonds	$3,374	$4	$3,378	$5,804	$8	$5,812	2
Corporate bonds	10,853	9	10,862	11,070	(4)	11,066	2

	$14,227	$13	$14,240	$16,874	$4	$16,878

Long term:
Available-for-sale:
Municipal bonds	$299	$0	$299	$0	$0	$0	2
Corporate bonds	15,100	18	15,118	14,971	(33)	14,938	2
U.S. treasuries	1,558	2	1,560	0	0	0	1
Held-to-maturity:
Corporate bonds	462	0	462	457	0	457	2

	$17,419	$20	$17,439	$15,428	$(33)	$15,395

The Company’s restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	June 30, 2012			December 31, 2011
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Available-for-sale:
Municipal bonds	$5,190	$20	$5,210	$5,580	$17	$5,597	2
Corporate bonds	927	(1)	926	148	(1)	147	2
U.S. treasuries	1,567	0	1,567	1,567	0	1,567	1

	$7,684	$19	$7,703	$7,295	$16	$7,311

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011.

	Percentage of Total Revenues		Percentage of Total Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Staffing services	31.8%	40.1%	31.8%	40.6%
Professional employer service fees	68.2	59.9	68.2	59.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	23.9	30.4	23.9	30.8
Payroll taxes and benefits	41.2	38.0	46.2	41.9
Workers’ compensation	17.8	14.1	17.0	14.3

Total cost of revenues	82.9	82.5	87.1	87.0

Gross margin	17.1	17.5	12.9	13.0
Selling, general and administrative expenses	11.0	11.7	11.4	12.2
Depreciation and amortization	0.4	0.4	0.4	0.4

Income from operations	5.7	5.4	1.1	0.4
Other income	0.2	0.3	0.2	7.4

Income before income taxes	5.9	5.7	1.3	7.8
Provision for income taxes	2.0	1.2	0.4	1.6

Net income	3.9%	4.5%	0.9%	6.2%

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

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Revenues:
Staffing services	$30,387	$30,518	$56,598	$58,850
Professional employer services	463,671	336,380	869,521	639,114

Total revenues	494,058	366,898	926,119	697,964

Cost of revenues:
Direct payroll costs	418,594	312,385	785,527	595,027
Payroll taxes and benefits	39,332	28,886	82,324	60,649
Workers’ compensation	19,791	12,346	35,370	23,409

Total cost of revenues	477,717	353,617	903,221	679,085

Gross margin	$16,341	$13,281	$22,898	$18,879

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited
	Three Months Ended June 30,
	Gross Revenue				Net Revenue
	Reporting Method		Reclassification		Reporting Method
(in thousands)	2012	2011	2012	2011	2012	2011
Revenues:
Staffing services	$30,387	$30,518	$0	$0	$30,387	$30,518
Professional employer services	463,671	336,380	(398,558)	(290,885)	65,113	45,495

Total revenues	$494,058	$366,898	$(398,558)	$(290,885)	$95,500	$76,013

Cost of revenues	$477,717	$353,617	$(398,558)	$(290,885)	$79,159	$62,732

	Unaudited
	Six Months Ended June 30,
	Gross Revenue				Net Revenue
	Reporting Method		Reclassification		Reporting Method
(in thousands)	2012	2011	2012	2011	2012	2011
Revenues:
Staffing services	$56,598	$58,850	$0	$0	$56,598	$58,850
Professional employer services	869,521	639,114	(748,197)	(553,182)	121,324	85,932

Total revenues	$926,119	$697,964	$(748,197)	$(553,182)	$177,922	$144,782

Cost of revenues	$903,221	$679,085	$(748,197)	$(553,182)	$155,024	$125,903

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Three months ended June 30, 2012 and 2011

Net income for the second quarter of 2012 amounted to $3.7 million, as compared to net income of $3.4 million for the second quarter of 2011. The increase in net income for the 2012 second quarter was primarily due to a 25.6% increase in revenues. The second quarter of 2011 included the benefit of a lower annual effective income tax rate as a result of the effect of the receipt of $10.0 million of key man life insurance proceeds. Diluted income per share for the second quarter of 2012 was $.53 compared to diluted income per share of $.34 for the comparable 2011 period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2012 and 2011 (Continued)

Revenues for the second quarter of 2012 totaled $95.5 million, an increase of approximately $19.5 million or 25.6%, which reflects an increase in the Company’s PEO service fee revenue of $19.6 million or 43.1% and a small decline in staffing services revenue of $130,000 or 0.4%.

Our growth in PEO revenues continues to be primarily attributable to new customers as PEO business from new customers during the second quarter of 2012 more than tripled our lost PEO business from former customers. PEO revenues from continuing customers reflected a 7.1% increase compared to the second quarter of 2011 primarily resulting from increases in employee headcount and hours worked. Staffing revenues remained at a similar level as lost business from former customers was nearly offset by business from new and continuing customers.

Gross margin for the second quarter of 2012 totaled approximately $16.3 million or an increase of 23.0% over the second quarter of 2011, primarily due to the 25.6% increase in revenues and a decline in direct payroll costs, partially offset by higher payroll taxes and benefits and workers’ compensation expense, as a percentage of revenues.

The decrease in direct payroll costs, as a percentage of revenues, from 30.4% for the second quarter of 2011 to 23.9% for the second quarter of 2012 was primarily due to the increase in our mix of PEO services in the Company’s customer base over the second quarter of 2011 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the second quarter of 2012 was 41.2% compared to 38.0% for the second quarter of 2011. The percentage rate increase was largely due to the effect of significant growth in PEO services, where payroll taxes and benefits are presented at gross cost whereas the related direct payroll costs are netted against PEO services revenue, and to slightly higher effective state unemployment tax rates in various states in which the Company operates as compared to the second quarter of 2011. Management expects the trend in payroll taxes and benefits, as a percentage of revenues, to continue to increase as a result of continued growth in PEO services on a quarter over quarter basis.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $10.8 million or 14.1% in the second quarter of 2011 to $17.0 million or 17.8% in the second quarter of 2012. The percentage rate increase was primarily due to an increase in the provision for claim costs related to current year claims and increases in estimated costs to close prior year claims and higher insurance broker commissions as a result of increased worker’s compensation insurance rates.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2012 totaled approximately $10.5 million, an increase of $1.7 million or 18.9% over the second quarter of 2011. The increase was primarily attributable to increases in management payroll and profit sharing based on increased branch performance as well as the variable expense components within SG&A to support the business growth.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2012 and 2011 (Continued)

Other income for the second quarter of 2012 was $196,000 compared to other income of $266,000 for the second quarter of 2011. Other income for the 2012 second quarter was primarily attributable to investment income earned on the Company’s cash and marketable securities.

The income tax rate for the 2012 second quarter was 33.5%. We expect the effective income tax rate for the balance of 2012 to remain at a similar rate to the 2012 second quarter income tax rate. The income tax rate for the 2011 second quarter was 20.6% which included a favorable benefit from the effect of a much lower annual effective tax rate attributable to the non-taxable $10.0 million life insurance proceeds.

Six months ended June 30, 2012 and 2011

Net income for the six months ended June 30, 2012 amounted to $1.5 million, as compared to net income of $9.0 million for the first six months of 2011. The first six months of 2011 included $10.0 million of key man life insurance proceeds received following the passing of the Company’s former president and CEO and the related benefit of a lower annual effective income tax rate. Diluted income per share for the first six months ended June 30, 2012 was $.18 compared to diluted income per share of $.88 for the comparable 2011 period.

Revenues for the six months ended June 30, 2012 totaled $177.9 million, an increase of approximately $33.1 million or 22.9%, compared to the similar period in 2011 which reflects an increase in the Company’s PEO service fee revenue of $35.4 million or 41.2% and a small decline in staffing services revenue of $2.3 million or 3.8%. Our growth in PEO revenues was primarily attributable to the addition of new customers as PEO business from new customers during the first six months of 2012 more than tripled our lost PEO business from former customers. PEO revenues from continuing customers reflected a 8.4% increase compared to the first six months of 2011 primarily resulting from an increase in employee headcount and a slight increase in hours worked. Staffing revenues decreased because lost business from former customers exceeded the business from new and continuing customers.

Gross margin for the six months ended June 30, 2012 totaled approximately $22.9 million or an increase of $4.0 million over the comparable period of 2011, primarily due to the 22.9% increase in revenues and a decline in direct payroll costs, partially offset by higher payroll taxes and benefits and workers’ compensation expense, as a percentage of revenues.

The decrease in direct payroll costs, as a percentage of revenues, from 30.8% for the second quarter of 2011 to 23.9% for the first six months of 2012 was primarily due to the increase in our mix of PEO services in the Company’s customer base compared to the first six months of 2011 and the effect of each customer’s unique mark-up percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2012 and 2011 (Continued)

Payroll taxes and benefits, as a percentage of revenues, for the first six months ended June 30, 2012 was 46.2% compared to 41.9% for the comparable period of 2011. The percentage rate increase was largely due to the effect of significant growth in PEO services and to higher effective state unemployment tax rates in various states in which the Company operates as compared to the same period of 2011.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $20.7 million or 14.3% in the first six months of 2011 to $30.2 million or 17.0% in the first six months of 2012. The percentage rate increase was primarily due to an increase in the provision for current year claim costs as well as increases in estimated costs to close prior year claims and higher insurance broker commissions as a result of increased worker’s compensation insurance rates.

SG&A expenses for the first six months of 2012 totaled approximately $20.3 million, an increase of $2.6 million or 14.7% over the first six moths of 2011. The increase was primarily attributable to increases in management payroll and profit sharing based on increased branch performance and to higher legal expenses.

Other income for the first six months of 2012 was $412,000 compared to other income of $10.7 million for the first six months of 2011. Other income for the first six months of 2012 was primarily attributable to investment income earned on the Company’s cash and marketable securities. The first six months of 2011 included the $10.0 million of key man life insurance proceeds.

The income tax rate for the first six months of 2012 was 33.3%. The income tax rate for the first six months of 2011 was 19.9% which included a favorable benefit from the effect of a much lower annual effective tax rate attributable to the non-taxable $10.0 million life insurance proceeds.

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

Liquidity and Capital Resources

The Company’s cash position for the six months ended June 30, 2012 decreased $13.2 million from December 31, 2011, which compares to a decrease of $5.5 million for the comparable period in 2011. The decrease in cash at June 30, 2012 as compared to December 31, 2011, was primarily due to $25.4 million used to repurchase common stock, offset in part by the net income of $1.5 million, a $5.9 million increase in workers’ compensation claims liabilities and a decrease in prepaid expenses and other of $3.0 million.

Net cash provided by operating activities for the six months ended June 30, 2012 amounted to $13.1 million compared to $12.5 million for the comparable 2011 period. For the six months ended June 30, 2012, cash flow was principally provided by net income of $1.5 million, coupled with a $16.0 million increase in accrued payroll and payroll taxes, a $5.9 million increase in workers’ compensation claims liabilities, and a $3.0 million decrease in prepaid expense and other, offset in part by a $16.9 million increase in accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2012 was $925,000 as compared to $15.2 million of net cash used in investing activities for the similar 2011 period. For the 2012 period, cash from investing activities was used in the purchase of marketable securities totaling $22.3 million, the purchase of restricted marketable securities of $4.7 million and the purchase of property and equipment of $1.5 million, partially offset by the proceeds from the sales and maturities of marketable securities of $22.9 million and $4.7 million from the proceeds of restricted marketable securities. The transactions related to restricted marketable securities were scheduled maturities and the replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for the six months ended June 30, 2012 was $25.3 million as compared to $2.7 million for the similar 2011 period. For the 2012 period, the primary uses of cash for financing activities were the repurchases of the Company’s common stock totaling $25.4 million which included $514,000 of professional and legal fees and the payment of regular quarterly cash dividends totaling $1.9 million to holders of the Company’s common stock, partially offset by $1.7 million proceeds from the exercise of stock options.

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

Liquidity and Capital Resources (Continued)

The Company is a party to a Standby Letter of Credit Agreement dated as of June 30, 2009 (the “Credit Agreement”) with its principal bank. The Credit Agreement provides for standby letters of credit as to which there was $6.7 million outstanding at June 30, 2012 in connection with various surety deposit requirements for workers’ compensation purposes. Effective July 11, 2012, the outstanding standby letters of credit were increased by $17.2 million related to an increase in the California self insured workers’ compensation surety deposit requirement applicable to the Company in lieu of payment of assessment fees to the state of California.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with the following covenants: (1) to maintain net income after taxes not less than $1.00 (one dollar) on an annual basis, determined as of each fiscal year end; (2) to maintain liquid assets (defined as unencumbered cash, cash equivalents, and publicly traded and quoted marketable securities) having an aggregate fair market value at all times not less than $10.0 million, determined as of the end of each fiscal quarter; and (3) to not borrow or permit to exist indebtedness (other than from or to the bank), or mortgage, pledge, grant, or permit to exist a security interest in, or a lien upon, all or any portion of the Company’s assets now owned or hereafter acquired, except for purchase money indebtedness (and related security interests) which does not at any time exceed $500,000. The Company was in compliance with all financial covenants at June 30, 2012.

As disclosed in Note 3 to the Consolidated Financial Statements in this report, effective March 28, 2012, the Company repurchased 2,485,929 shares of the Company’s common stock held by the Estate of William W. Sherertz and 500,000 common shares held by Nancy Sherertz. Mr. Sherertz, a founder and former president and CEO of the Company, died January 20, 2011. Nancy Sherertz is also a founder of the Company. The common shares were repurchased at a price of $20 per share, representing total consideration of $59.7 million. The Company used a combination of $24.9 million in cash and issued 34,800 shares of Series A Nonconvertible, Non-Voting Redeemable Preferred Stock with a liquidation preference of $1,000 per share. Additionally, the Company incurred professional and legal fees totaling $514,000 related to the transaction. The preferred stock is entitled to receive cumulative preferential dividends at the rate of 5% per annum based upon the $1,000 liquidation preference with such rate increasing by 2% on each April 1 beginning April 1, 2013, until all of the outstanding preferred stock has been redeemed. The Company may pay the dividends in cash or in additional shares of preferred stock at its option. The Company may redeem all or a portion of the preferred stock at its option at any time at a price of $1,000 per share. The preferred stock is subject to mandatory redemption five years from the original issue date. Due to the mandatory redemption provision the preferred stock is classified as a liability on the Company’s consolidated balance sheet. Although no assurances can be given, the Company anticipates borrowing funds through a bank line of credit to redeem the preferred stock in full before September 28, 2012, in which event no dividend would be payable.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and the effect of changes in estimate of its claims liabilities, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned, fully licensed captive insurance subsidiaries and becoming self-insured for certain business risks, the financial viability of the Company’s excess insurance carriers, the effectiveness of the Company’s management information systems, payment of future dividends, redemption of the Company’s preferred stock, and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include the ability to retain current clients and attract new clients, the availability of financing or other sources of capital, including the impact of such availability on the Company’s plans to redeem its preferred stock, difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results and the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of June 30, 2012, the Company’s investment portfolio consisted principally of approximately $27.4 million in corporate bonds, $12.0 million in tax-exempt money market funds, $8.9 million in tax-exempt municipal bonds and $3.1 million in U.S. treasuries. Based on the Company’s overall interest exposure at June 30, 2012, a 100

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’ disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Series A Preferred Stock issued on March 28, 2012, has a liquidation preference of $1,000 per share, or a total of $34,800,000. Holders of the Series A Preferred Stock are entitled to receive cumulative preferential dividends at the rate of 5% per annum based upon the $1,000 liquidation preference, with such rate scheduled to increase by 2% on each April 1 beginning April 1, 2013. To the extent the Series A Preferred Stock is redeemed before September 28, 2012, no dividend will be payable. The Series A Preferred Stock is subject to mandatory redemption five years after issuance. Although the Company currently anticipates borrowing funds through a bank line of credit to fund a full redemption of the Series A Preferred Stock before September 28, 2012, there is no assurance that such financing will be available on terms acceptable to the Company or at all.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. (Registrant)

Date: August 8, 2012	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

10.1	Summary of Annual Cash Incentive Compensation Plan for Executives of the Registrant.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

99.1	Description of Capital Stock of the Registrant.

101.	INS XBRL Instance Document *

101.	SCH XBRL Taxonomy Extension Schema Document *

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.	LAB XBRL Taxonomy Extension Label Linkbase Document *

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended and, otherwise are not subject to liability under those sections.