Form 10-Q
period 2012-09-30
BARRETT BUSINESS SERVICES INC
filed 2012-11-08
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Number of shares of common stock, $.01 par value, outstanding at October 31, 2012 was 7,012,431shares.

BARRETT BUSINESS SERVICES, INC.

Part I – Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$22,181	$49,571
Marketable securities	15,575	16,878
Trade accounts receivable, net	71,018	46,520
Income taxes receivable	3,432	4,133
Prepaid expenses and other	1,536	5,897
Deferred income taxes	5,943	5,958

Total current assets	119,685	128,957

Marketable securities	12,991	15,395
Property, equipment and software, net	16,601	15,007
Restricted marketable securities and workers’ compensation deposits	9,967	9,923
Other assets	3,140	3,027
Workers’ compensation receivables for insured losses and recoveries	1,568	2,968
Goodwill	47,820	47,820

	$211,772	$223,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,135	$1,639
Accrued payroll, payroll taxes and related benefits	77,533	52,340
Income taxes payable	2,969	0
Other accrued liabilities	355	300
Workers’ compensation claims liabilities	20,839	18,718
Safety incentives liability	8,678	6,321

Total current liabilities	112,509	79,318

Long-term workers’ compensation claims liabilities	39,931	30,596
Long-term workers’ compensation claims liabilities for insured claims	858	1,879
Deferred income taxes	8,152	8,152
Customer deposits and other long-term liabilities	1,655	1,497

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 500 shares authorized; no shares issued and outstanding	0	0
Common stock, $.01 par value; 20,500 shares authorized, 7,013 and 9,871 shares issued and outstanding	70	99
Additional paid-in capital	595	20,943
Accumulated other comprehensive loss	(10)	(34)
Retained earnings	48,012	80,647

	48,667	101,655

	$211,772	$223,097

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2012	2011

Revenues:
Staffing services	$36,195	$34,589
Professional employer service fees	74,874	50,795

Total revenues	111,069	85,384

Cost of revenues:
Direct payroll costs	27,158	26,292
Payroll taxes and benefits	42,915	30,321
Workers’ compensation	19,432	12,618

Total cost of revenues	89,505	69,231

Gross margin	21,564	16,153

Selling, general and administrative expenses	12,745	9,879
Depreciation and amortization	372	334

Income from operations	8,447	5,940

Other income:
Investment income, net	162	340
Other	(6)	(8)

Other income	156	332

Income before income taxes	8,603	6,272
Provision for income taxes	2,791	858

Net income	$5,812	$5,414

Basic earnings per common share	$.83	$.54

Weighted average number of basic common shares outstanding	7,007	10,060

Diluted earnings per common share	$.81	$.54

Weighted average number of diluted common shares outstanding	7,184	10,100

Dividends declared per common share	$.11	$.09

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2012	2011

Revenues:
Staffing services	$92,793	$93,439
Professional employer service fees	196,198	136,727

Total revenues	288,991	230,166

Cost of revenues:
Direct payroll costs	69,653	70,833
Payroll taxes and benefits	125,239	90,970
Workers’ compensation	49,637	33,331

Total cost of revenues	244,529	195,134

Gross margin	44,462	35,032

Selling, general and administrative expenses	33,058	27,577
Depreciation and amortization	1,076	1,000

Income from operations	10,328	6,455

Other income:
Life insurance proceeds	0	10,000
Investment income, net	590	968
Other	(22)	84

Other income	568	11,052

Income before income taxes	10,896	17,507
Provision for income taxes	3,554	3,098

Net income	$7,342	$14,409

Basic earnings per common share	$.92	$1.42

Weighted average number of basic common shares outstanding	7,959	10,152

Diluted earnings per common share	$.91	$1.41

Weighted average number of diluted common shares outstanding	8,069	10,198

Dividends declared per common share	$.33	$.27

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2012	2011

Net income	$5,812	$5,414
Unrealized losses on marketable securities, net of tax of $(12) and $(60) in 2012 and 2011, respectively	(19)	(96)

Comprehensive income	$5,793	$5,318

	Nine Months Ended September 30,
	2012	2011

Net income	$7,342	$14,409
Unrealized gains (losses) on marketable securities, net of tax of $15 and $(38) in 2012 and 2011, respectively	24	(61)

Comprehensive income	$7,366	$14,348

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2012 and 2011

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total

Balance, December 31, 2010	10,202	$102	$25,164	$(65)	$70,164	$95,365

Common stock issued on exercise of options	3	0	5	0	0	5
Stock option compensation expense, net of tax	0	0	332	0	0	332
Tax benefit of stock option exercises	0	0	13	0	0	13
Repurchase of common stock	(271)	(3)	(3,824)	0	0	(3,827)
Cash dividends on common stock	0	0	0	0	(2,748)	(2,748)
Unrealized holding losses on marketable securities, net of tax	0	0	0	(61)	0	(61)
Net income	0	0	0	0	14,409	14,409

Balance, September 30, 2011	9,934	99	21,690	(126)	81,825	103,488

Balance, December 31, 2011	9,871	99	20,943	(34)	80,647	101,655

Common stock issued on exercise of options	128	1	1,767	0	0	1,768
Stock option compensation expense, net of tax	0	0	490	0	0	490
Tax benefit of stock option exercises	0	0	259	0	0	259
Repurchase of common stock	(2,986)	(30)	(22,864)	0	(37,338)	(60,232)
Cash dividends on common stock	0	0	0	0	(2,639)	(2,639)
Unrealized holding gains on marketable securities, net of tax	0	0	0	24	0	24
Net income	0	0	0	0	7,342	7,342

Balance, September 30, 2012	7,013	70	$595	$(10)	$48,012	$48,667

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$7,342	$14,409
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	1,076	1,000
Gains recognized on marketable securities	(1)	(99)
Gain recognized on sale and leaseback	(92)	(92)
Deferred income taxes	30	166
Share based compensation	490	332
Changes in certain assets and liabilities:
Trade accounts receivable, net	(24,498)	(13,274)
Income taxes receivable	701	0
Prepaid expenses and other	4,361	(10)
Accounts payable	496	342
Accrued payroll, payroll taxes and related benefits	25,193	15,164
Other accrued liabilities	55	160
Income taxes payable	2,969	1,517
Workers’ compensation claims liabilities	11,835	4,209
Safety incentives liability	2,357	836
Customer deposits, long-term liabilities and other assets, net	133	115

Net cash provided by operating activities	32,447	24,775

Cash flows from investing activities:
Purchase of property and equipment	(2,666)	(836)
Proceeds from sales and maturities of marketable securities	32,676	55,590
Purchase of marketable securities	(28,959)	(60,745)
Proceeds from maturities of restricted marketable securities	6,495	5,942
Purchase of restricted marketable securities	(6,539)	(6,876)

Net cash provided by (used in) investing activities	1,007	(6,925)

Cash flows from financing activities:
Proceeds from credit-line borrowings	12,186	0
Payments on credit-line borrowings	(12,186)	0
Redemption of mandatorily redeemable preferred stock	(34,800)	0
Proceeds from exercise of stock options	1,768	5
Dividends paid	(2,639)	(2,748)
Repurchase of common stock	(25,432)	(3,827)
Tax benefit of stock option exercises	259	13

Net cash used in financing activities	(60,844)	(6,557)

Net (decrease) increase in cash and cash equivalents	(27,390)	11,293

Cash and cash equivalents, beginning of period	49,571	30,924

Cash and cash equivalents, end of period	$22,181	$42,217

Supplemental schedule of noncash financing activities:
Issuance of mandatorily redeemable preferred stock	$34,800	$0

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation of Interim Period Statements

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

Revenue recognition

We recognize revenue as services are rendered by our workforce. Staffing services are engaged by customers to meet short-term and long-term personnel needs. Professional employer organization (“PEO”) services are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, which cover all employees at a particular work site. Our PEO contracts are renewable on an annual basis and typically require 30 days’ written notice to cancel or terminate the contract by either party. Our PEO contracts provide for immediate termination upon any default of the client regardless of when notice is given. We report PEO revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. Consequently, our PEO service fee revenues represent the gross margin generated from our PEO services after deducting the amounts invoiced to PEO customers for direct payroll expenses such as salaries and wages and safety incentives. These amounts are also excluded from cost of revenues. PEO service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers’ compensation coverage.

Marketable securities

As of September 30, 2012, the Company’s marketable securities consisted of tax-exempt municipal securities, corporate bonds and U.S. treasuries. The Company classifies municipal securities, U.S. treasuries, and certain of its corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. Certain of the Company’s corporate bonds are classified as held-to-maturity and are reported at amortized cost.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 – Basis of Presentation of Interim Period Statements (Continued)

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $363,000 and $452,000 at September 30, 2012 and December 31, 2011, respectively. The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

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

To manage our financial exposure, in the event of catastrophic injuries or fatalities, the Company maintains excess workers’ compensation insurance through our wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”), with a per occurrence retention of $5.0 million, except in Maryland and Colorado, where our per occurrence retention is $1.0 million and $500,000, respectively. AICE maintains excess workers’ compensation insurance coverage with American Insurance Group, Inc. (“AIG”), formerly known as Chartis between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with AIG is between $1.0 million and $25.0 million per occurrence, and in Colorado, where the coverage with AIG is between $500,000 and statutory limits per occurrence. The Company continues to evaluate the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

The Company has provided a total of $61.6 million and $51.2 million at September 30, 2012 and December 31, 2011, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. These insured claims totaled $858,000 at September 30, 2012 and $1.9 million at December 31, 2011. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 – Basis of Presentation of Interim Period Statements (Continued)

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting agreed-upon loss objectives. The Company has provided $8.7 million at September 30, 2012 and $6.3 million at December 31, 2011 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators, and the expected payout as determined by historical incentive payment trends. Safety incentive expense is netted against PEO services revenue in our consolidated statements of operations.

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

Effective September 21, 2012, the Company redeemed all of the outstanding shares of its Series A Nonconvertible, Non-Voting Redeemable Preferred Stock for $34.8 million using a combination of cash on hand and availability under a new revolving credit facility provided by its principal bank. By redeeming the preferred stock within six months of issuance, the Company was not required to pay a semi-annual dividend of approximately $870,000 due September 28, 2012.

Note 3 – Revolving Credit Facility

Effective September 18, 2012, the Company entered into a new credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with initial borrowing capacity of up to $24.0 million. The Company had no outstanding borrowings on the revolving credit facility at September 30, 2012. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $23.8 million at September 30, 2012.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 – Revolving Credit Facility (Continued)

Advances under the revolving credit facility bear interest, at the Company’s option, at either (a) a fixed rate for a term selected by the Company from time-to-time or (b) a fluctuating rate. In each case, the rate is calculated based on LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.25% per annum on the average daily unused amount of the revolving credit facility.

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles, inventory and equipment. Under the Agreement, the maximum principal amount available will be reduced by $2.5 million every six months commencing April 1, 2013.

The Agreement, as amended, requires the satisfaction of certain financial covenants as follows:

•	Minimum Fixed Charge Coverage ratio of no less than 1.25:1.0, measured quarterly on a rolling four-quarter basis beginning December 31, 2012;

•

Funded Debt: EBITDA of no more than 2.25:1 through September 30, 2013; 1.75:1 through September 30, 2014; 1.5:1 through September 30, 2015; and 1.25:1 thereafter, measured quarterly on a rolling four-quarter basis beginning December 31, 2012;

•	Ratio of restricted and unrestricted cash and marketable securities to workers compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly; and

•	Prohibition on incurring additional indebtedness without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at September 30, 2012.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 – Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential effects of the exercise of outstanding stock options and vesting of restricted stock units. Basic and diluted common shares outstanding are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of basic common shares outstanding	7,007,333	10,060,422	7,959,086	10,152,434

Effect of dilutive securities	176,180	39,492	109,601	45,034

Weighted average number of diluted common shares outstanding	7,183,513	10,099,914	8,068,687	10,197,468

Note 5 – Stock Incentive Plans and Stock-Based Compensation

The following table summarizes stock option activity in 2012 under the Company’s 2009 Stock Incentive Plan:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	671,294	$14.48

Options granted	7,500	$17.55
Options exercised	(127,797)	$14.11
Options cancelled or expired	(7,500)	$13.76

Outstanding at September 30, 2012	543,497	$14.62

Exercisable at September 30, 2012	245,972	$13.53

Available for grant at September 30, 2012	586,300

During 2012, the Company granted 7,500 options at a fair value of $9.08 per share as determined under the Black-Scholes option-pricing model and granted 47,500 restricted stock units at a fair value of $21.44 per share which represented the closing price of the Company’s stock on the date of grant.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 – Stock Incentive Plans and Stock-Based Compensation (Continued)

The following table presents information on stock options outstanding for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2012	2011	2012	2011

Intrinsic value of options exercised in the period	$113	$0	$793	$34

	As of September 30,
	2012	2011
Stock options:
Aggregate intrinsic value	$3,337	$379
Weighted average contractual term of options	6.80 years	7.15 years

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price at the end of the period and the relevant exercise price multiplied by the number of options outstanding at the end of the period at each such price.

Note 6 – Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance
Workers’ compensation claims liabilities	$55,765	$40,996	$51,193	$39,301

Add: claims expense accrual:
Current period	9,891	6,187	26,224	16,172
Prior periods	3,835	946	6,945	1,468

Total expense accrual	13,726	7,133	33,169	17,640

Less: claim payments related to:
Current period	2,207	1,736	3,790	2,955
Prior periods	5,656	3,058	18,944	10,651

Total paid	7,863	4,794	22,734	13,606

Ending balance
Workers’ compensation claims liabilities	$61,628	$43,335	$61,628	$43,335

Incurred but not reported (IBNR)	$44,311	$31,178	$44,311	$31,178

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 7 – Fair Value Measurement

Marketable securities consist of the following investments (in thousands):

	September 30, 2012			December 31, 2011
	Cost	Gross Unrealized (Losses) Gains	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Current:
Available-for-sale:
Municipal bonds	$1,123	($5)	$1,118	$5,804	$8	$5,812	2
Corporate bonds	14,457	0	14,457	11,070	(4)	11,066	2

	$15,580	($5)	$15,575	$16,874	$4	$16,878

Long term:
Available-for-sale:
Municipal bonds	$296	$1	$297	$0	$0	$0	2
Corporate bonds	10,636	33	10,669	14,971	(33)	14,938	2
U.S. treasuries	1,557	3	1,560	0	0	0	1
Held-to-maturity:
Corporate bonds	465	0	465	457	0	457	2

	$12,954	$37	$12,991	$15,428	$(33)	$15,395

The Company’s restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	September 30, 2012			December 31, 2011
	Cost	Gross Unrealized Losses	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Available-for-sale:
Municipal bonds	$4,624	($8)	$4,616	$5,580	$17	$5,597	2
Corporate bonds	897	(6)	891	148	(1)	147	2
U.S. treasuries	1,567	0	1,567	1,567	0	1,567	1

	$7,088	($14)	$7,074	$7,295	$16	$7,311

Note 8 – Subsequent Event

Effective November 1, 2012 the Company entered into a term loan with its principal bank for approximately $5.5 million secured by the Company’s corporate office building in Vancouver, Washington. The term loan requires payment of monthly installments of $18,375 beginning December 1, 2012, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017. The addition of the term loan increases the total credit facility disclosed in Note 3 to approximately $29.5 million.

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011.

	Percentage of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Staffing services	32.6%	40.5%	32.1%	40.6%
Professional employer service fees	67.4	59.5	67.9	59.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	24.5	30.8	24.1	30.8
Payroll taxes and benefits	38.6	35.5	43.3	39.5
Workers’ compensation	17.5	14.8	17.2	14.5

Total cost of revenues	80.6	81.1	84.6	84.8

Gross margin	19.4	18.9	15.4	15.2

Selling, general and administrative expenses	11.5	11.6	11.4	12.0
Depreciation and amortization	0.3	0.4	0.4	0.4

Income from operations	7.6	6.9	3.6	2.8

Other income	0.1	0.4	0.2	4.8

Income before income taxes	7.7	7.3	3.8	7.6

Provision for income taxes	2.5	1.0	1.3	1.3

Net income	5.2%	6.3%	2.5%	6.3%

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

(in thousands)	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Staffing services	$36,195	$34,589	$92,793	$93,439
Professional employer services	521,836	371,382	1,391,357	1,010,496

Total revenues	558,031	405,971	1,484,150	1,103,935

Cost of revenues:
Direct payroll costs	470,950	344,719	1,256,477	939,746
Payroll taxes and benefits	42,915	30,321	125,239	90,970
Workers’ compensation	22,602	14,778	57,972	38,187

Total cost of revenues	536,467	389,818	1,439,688	1,068,903

Gross margin	$21,564	$16,153	$44,462	$35,032

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross PEO revenues to net PEO revenues is as follows:

	Unaudited Three Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2012	2011	2012	2011	2012	2011
Revenues:
Staffing services	$36,195	$34,589	$0	$0	$36,195	$34,589
Professional employer services	521,836	371,382	(446,962)	(320,587)	74,874	50,795

Total revenues	$558,031	$405,971	$(446,962)	$(320,587)	$111,069	$85,384

Cost of revenues	$536,467	$389,818	$(446,962)	$(320,587)	$89,505	$69,231

	Unaudited Nine Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2012	2011	2012	2011	2012	2011
Revenues:
Staffing services	$92,793	$93,439	$0	$0	$92,793	$93,439
Professional employer services	1,391,357	1,010,496	(1,195,159)	(873,769)	196,198	136,727

Total revenues	$1,484,150	$1,103,935	$(1,195,159)	$(873,769)	$288,991	$230,166

Cost of revenues	$1,439,688	$1,068,903	$(1,195,159)	$(873,769)	$244,529	$195,134

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Three months ended September 30, 2012 and 2011

Net income for the third quarter of 2012 amounted to $5.8 million, as compared to net income of $5.4 million for the third quarter of 2011. The increase in net income for the 2012 third quarter was primarily due to a 30.1% increase in revenues. The third quarter of 2011 included the benefit of a lower annual effective income tax rate as a result of the effect of the receipt of $10.0 million of key man life insurance proceeds during 2011. Diluted income per share for the third quarter of 2012 was $.81 compared to diluted income per share of $.54 for the comparable 2011 period.

Revenues for the third quarter of 2012 totaled $111.1 million, an increase of approximately $25.7 million or 30.1%, which reflects an increase in the Company’s PEO service fee revenue of $24.1 million or 47.4% coupled with an increase in staffing services revenue of $1.6 million or 4.6%. Approximately 69% and 60%, respectively, of our revenue during the three months ended September 30, 2012 and 2011 was attributable to our California operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2012 and 2011 (Continued)

Our growth in PEO revenues continues to be primarily attributable to new customers as PEO business from new customers during the third quarter of 2012 more than quadrupled our lost PEO business from former customers. PEO revenues from continuing customers reflected a 4.3% increase compared to the third quarter of 2011 primarily resulting from increases in employee headcount and hours worked. Staffing revenues increased primarily from an increase in revenue from existing customers as the addition of new business nearly offset lost business from former customers.

Gross margin for the third quarter of 2012 totaled approximately $21.6 million or an increase of 33.5% over the third quarter of 2011, primarily due to the 30.1% increase in revenues and a decline in direct payroll costs, partially offset by higher workers’ compensation expense and payroll taxes and benefits, as a percentage of revenues.

The decrease in direct payroll costs, as a percentage of revenues, from 30.8% for the third quarter of 2011 to 24.5% for the third quarter of 2012 was primarily due to the increase in our mix of PEO services in the Company’s customer base over the third quarter of 2011 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the third quarter of 2012 was 38.6% compared to 35.5% for the third quarter of 2011. The percentage rate increase was largely due to the effect of significant growth in PEO services, where payroll taxes and benefits are presented at gross cost whereas the related direct payroll costs are netted against PEO services revenue, and to slightly higher effective state unemployment tax rates in various states in which the Company operates as compared to the third quarter of 2011. Management expects the trend in payroll taxes and benefits, as a percentage of revenues, to continue to increase as a result of continued growth in PEO services on a quarter-over-quarter basis.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $12.6 million or 14.8% in the third quarter of 2011 to $19.4 million or 17.5% in the third quarter of 2012. The percentage rate increase was primarily due to an increase in the provision for claim costs related to current year claims and increases in estimated costs to close prior year claims and higher insurance broker commissions as a result of increased worker’s compensation insurance rates.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2012 totaled approximately $12.7 million, an increase of $2.9 million or 29.0% over the third quarter of 2011. The increase was primarily attributable to higher profit sharing based on increased branch performance and increases in management payroll and other variable expense components within SG&A to support our business growth.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2012 and 2011 (Continued)

The income tax rate for the 2012 third quarter was 32.4%. We expect the effective income tax rate for the balance of 2012 to remain at a similar rate to the 2012 third quarter income tax rate. The income tax rate for the 2011 third quarter was 13.7%, which included a favorable benefit from the effect of a much lower annual effective tax rate attributable to the non-taxable $10.0 million life insurance proceeds.

Nine months ended September 30, 2012 and 2011

Net income for the nine months ended September 30, 2012 amounted to $7.3 million, as compared to net income of $14.4 million for the first nine months of 2011. The first nine months of 2011 included $10.0 million of key man life insurance proceeds received following the passing of the Company’s former president and CEO and the related benefit of a lower annual effective income tax rate. Diluted income per share for the first nine months ended September 30, 2012 was $.91 compared to diluted income per share of $1.41 for the comparable 2011 period.

Revenues for the nine months ended September 30, 2012 totaled $289.0 million, an increase of approximately $58.8 million or 25.6%, compared to the similar period in 2011, which reflected an increase in the Company’s PEO service fee revenue of $59.5 million or 43.5% and a small decline in staffing services revenue of $646,000 or 0.7%. Approximately 68% and 60%, respectively, of our revenue during the nine months ended September 30, 2012 and 2011 was attributable to our California operations. Our growth in PEO revenues was primarily attributable to the addition of new customers as PEO business from new customers during the first nine months of 2012 more than tripled our lost PEO business from former customers. PEO revenues from continuing customers reflected a 6.9% increase compared to the first nine months of 2011 primarily resulting from an increase in employee headcount and a slight increase in hours worked. Staffing revenues decreased slightly because lost business from former customers exceeded the business from new and continuing customers.

Gross margin for the nine months ended September 30, 2012 totaled approximately $44.5 million or an increase of $9.4 million or 26.9% over the comparable period of 2011, primarily due to the 25.6% increase in revenues and a decline in direct payroll costs, partially offset by higher payroll taxes and benefits and workers’ compensation expense, as a percentage of revenues.

The decrease in direct payroll costs, as a percentage of revenues, from 30.8% for the third quarter of 2011 to 24.1% for the first nine months of 2012 was primarily due to the increase in our mix of PEO services in the Company’s customer base compared to the first nine months of 2011 and the effect of each customer’s unique mark-up percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Nine months ended September 30, 2012 and 2011 (Continued)

Payroll taxes and benefits, as a percentage of revenues, for the first nine months ended September 30, 2012 was 43.3% compared to 39.5% for the comparable period of 2011. The percentage rate increase was largely due to the effect of significant growth in PEO services and to higher effective state unemployment tax rates in various states in which the Company operates as compared to the same period of 2011.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $33.3 million or 14.5% in the first nine months of 2011 to $49.6 million or 17.2% in the first nine months of 2012. The percentage rate increase was primarily due to an increase in the provision for current year claim costs as well as increases in estimated costs to close prior year claims and higher insurance broker commissions as a result of increased worker’s compensation insurance rates.

SG&A expenses for the first nine months of 2012 totaled approximately $33.1 million, an increase of $5.5 million or 19.9% over the first nine months of 2011. The increase was primarily attributable to an increase in management payroll to support the business growth and to higher profit sharing based on increased branch performance.

Other income for the first nine months of 2012 was $568,000 compared to other income of $11.1 million for the first nine months of 2011. Other income for the first nine months of 2012 was primarily attributable to investment income earned on the Company’s cash and marketable securities. The first nine months of 2011 included the $10.0 million of key man life insurance proceeds and approximately $1.0 million of investment income.

The income tax rate for the first nine months of 2012 was 32.6%. The income tax rate for the first nine months of 2011 was 17.7% which included a favorable benefit from the effect of a much lower annual effective tax rate attributable to the non-taxable $10.0 million life insurance proceeds.

During September 2012, California Senate Bill 863 (“SB 863”), designed to reform California’s workers’ compensation system, was signed into law. Section 3701.9 of Section 16 of SB 863 was added to the Labor Code and includes a provision whereby the California Director of Self-Insurance is required not to issue certificates of consent to self-insure after January 1, 2013 to any employer engaged in the activities of a professional employer organization, a leasing employer, a temporary services employer or any employer the director determines to be in the business of providing employees to other employers. Additionally, a certificate of consent to self-insure that previously had been issued to any employer engaged in these types of activities is required to be revoked by the Director not later than January 1, 2015. The Company, which has a certificate of consent to self-insure in place, is currently exploring several potential alternatives to address the impact of SB 863 on the Company’s ability to continue its self-insurance program in California.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Factors Affecting Quarterly Results

The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company’s operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers’ compensation, demand and competition for the Company’s services and the effect of acquisitions. The Company’s revenue levels may fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its PEO clients in the agriculture, food processing and construction-related industries. As a result, the Company may have greater revenues and net income in the third quarter of its fiscal year. Revenue levels in the fourth quarter may be affected by many customers’ practice of operating on holiday-shortened schedules. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in the Company’s fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded on a per employee basis. Workers’ compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. Adverse loss development of prior period claims during a subsequent quarter may also contribute to volatility in the Company’s estimated workers’ compensation expense.

Liquidity and Capital Resources

The Company’s cash position for the nine months ended September 30, 2012 decreased $27.4 million from December 31, 2011, which compares to an increase of $11.3 million for the comparable period in 2011. The decrease in cash at September 30, 2012 as compared to December 31, 2011, was primarily due to the repurchase of the Company’s common stock for an amount totaling $60.2 million which included the redemption of $34.8 million of preferred shares issued during 2012 to finance the repurchase, offset in part by net income of $7.3 million, a $11.8 million increase in workers’ compensation claims liabilities and a decrease in prepaid expenses and other of $4.4 million.

Net cash provided by operating activities for the nine months ended September 30, 2012 amounted to $32.4 million compared to $24.8 million for the comparable 2011 period. For the nine months ended September 30, 2012, cash flow was principally provided by net income of $7.3 million, coupled with a $25.2 million increase in accrued payroll and payroll taxes, a $11.8 million increase in workers’ compensation claims liabilities, and a $4.4 million decrease in prepaid expense and other, offset in part by a $24.5 million increase in accounts receivable.

Net cash provided in investing activities for the nine months ended September 30, 2012 was $1.0 million as compared to $6.9 million of net cash used in investing activities for the similar 2011 period. For the 2012 period, cash from investing activities was provided by proceeds from the sales and maturities of marketable securities of $32.7 million and $6.5 million from the proceeds of sales of restricted marketable securities, partially offset by the purchase of marketable securities totaling $29.0 million, the purchase of restricted marketable securities of $6.5 million and the purchase of property and equipment of $2.7 million. The transactions related to restricted marketable securities were scheduled maturities and the replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

Net cash used in financing activities for the nine months ended September 30, 2012 was $60.8 million as compared to $6.6 million for the similar 2011 period. For the 2012 period, the primary uses of cash for financing activities were the repurchases of the Company’s common stock totaling $60.2 million which included the redemption of $34.8 million of preferred shares issued during 2012 to finance the repurchases and the payment of regular quarterly cash dividends totaling $2.6 million to holders of the Company’s common stock, partially offset by $1.8 million proceeds from the exercise of stock options.

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

As disclosed in Note 2 to the Consolidated Financial Statements in this report, effective March 28, 2012, the Company repurchased 2,485,929 shares of the Company’s common stock held by the Estate of William W. Sherertz and 500,000 common shares held by Nancy Sherertz. Mr. Sherertz, a founder and former president and CEO of the Company, died January 20, 2011. Nancy Sherertz is also a founder of the Company. The common shares were repurchased at a price of $20 per share, representing total consideration of $59.7 million. The Company used a combination of $24.9 million in cash and issued 34,800 shares of Series A Nonconvertible, Non-Voting Redeemable Preferred Stock with a liquidation preference of $1,000 per share. Additionally, the Company incurred professional and legal fees totaling $514,000 related to the transaction.

Effective September 21, 2012, the Company redeemed all of the outstanding shares of its Series A Nonconvertible, Non-Voting Redeemable Preferred Stock for $34.8 million using a combination of cash on hand and availability under a new revolving credit facility provided by its principal bank. By redeeming the preferred stock within six months of issuance, the Company was not required to pay a semi-annual dividend of approximately $870,000 due September 28, 2012.

As disclosed in Note 3 to the Consolidated Financial Statements in this report, effective September 18, 2012, the Company entered into a new credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with initial borrowing capacity of up to $24.0 million. The Company had no outstanding borrowings on the revolving credit facility as of September 30, 2012. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $23.8 million as of September 30, 2012.

Advances under the revolving credit facility bear interest, at the Company’s option, at either (a) a fixed rate for a term selected by the Company from time-to-time or (b) a fluctuating rate. In each case, the rate is calculated based on LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.25% per annum on the average daily unused amount of the revolving credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles, inventory and equipment. Under the Agreement, the maximum principal amount available will be reduced by $2.5 million every six months commencing April 1, 2013.

The Agreement, as amended, requires the satisfaction of certain financial covenants as follows:

•	Minimum Fixed Charge Coverage ratio of no less than 1.25:1.0, measured quarterly on a rolling four-quarter basis beginning December 31, 2012;

•

Funded Debt: EBITDA of no more than 2.25:1 through September 30, 2013; 1.75:1 through September 30, 2014; 1.5:1 through September 30, 2015; and 1.25:1 thereafter, measured quarterly on a rolling four-quarter basis beginning December 31, 2012;

•	Ratio of restricted and unrestricted cash and marketable securities to workers compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly; and

•	Prohibition on incurring additional indebtedness without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at September 30, 2012.

Additionally, as disclosed in Note 8 to the Consolidated Financial Statements in this report, effective November 1, 2012 the Company entered into a term loan with its principal bank for approximately $5.5 million secured by the Company’s corporate office building in Vancouver, Washington. The term loan requires payment of monthly installments of $18,375 beginning December 1, 2012, and bears interest at the one month LIBOR plus 2.25% with the unpaid principal balance due November 1, 2017. The addition of the term loan increases the total credit facility to approximately $29.5 million.

Management expects that the funds anticipated to be generated from operations and availability under its revolving credit facility will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and the effect of changes in estimate of its claims liabilities, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned, fully licensed captive insurance subsidiaries and becoming self-insured for certain business risks, the availability of alternatives to being self-insured as to workers’ compensation liabilities in California, the financial viability of the Company’s excess insurance carriers, the effectiveness of the Company’s management information systems, payment of future dividends, and the availability of working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include the ability to retain current clients and attract new clients, difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, and the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets. As of September 30, 2012, the Company’s investment portfolio consisted principally of approximately $26.5 million in corporate bonds, $18.3 million in tax-exempt money market funds, $6.0 million in tax-exempt municipal bonds and $3.1 million in U.S. treasuries. Based on the Company’s overall interest exposure at September 30, 2012, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets or its results of operations because of the predominantly short maturities of the securities within the investment portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: November 8, 2012	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

4.1	Restated Credit Agreement dated as of November 1, 2012, between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”).

4.2	Revolving Reducing Note dated September 18, 2012, of the Registrant.

4.3	Standby Letter of Credit Agreement dated as of September 18, 2012, between the Registrant and Wells Fargo.

4.4	Term Note dated November 1, 2012, of the Registrant.

10.1	Form of Employee Restricted Stock Units Award Agreement under the Registrant’s 2009 Stock Incentive Plan.

10.2	Form of Non-Employee Director Restricted Stock Units Award Agreement under the Registrant’s 2009 Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

101.	INS XBRL Instance Document *

101.	SCH XBRL Taxonomy Extension Schema Document *

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.	LAB XBRL Taxonomy Extension Label Linkbase Document *

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.