Form 10-K
period 2012-12-31
BARRETT BUSINESS SERVICES INC
filed 2013-03-15
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☐                 Accelerated filer  ☒                 Non-accelerated filer  ☐                 Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $144,678,000 at June 30, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 1, 2013
Common Stock, Par Value $.01 Per Share	7,022,109 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2012 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	BUSINESS

General

Barrett Business Services, Inc. (“BBSI,” the “Company,” “our” or “we”), was incorporated in the state of Maryland in 1965. We are a leading provider of business management solutions, combining human resource outsourcing and professional management consulting to create an operational platform that differentiates us from our competitors. Our integrated platform is grounded in expertise in payroll processing, employee benefits, workers’ compensation coverage, risk management and workplace safety programs, human resource administration, recruiting and permanent placement. BBSI helps small-to medium-sized businesses improve the efficiency of their operations. Our principal services assist our clients in leveraging their investment in human capital. We believe that our combination of business management solutions and expertise in human capital management enables us to provide our clients with a unique blend of services not offered by our competitors.

Our focus is to become the leading provider of business management solutions for small and medium-sized businesses in the markets we serve. We seek to differentiate ourselves by offering a comprehensive suite of professional support services delivered by operations-focused personnel at branch offices located in close proximity to our client operations. We believe that the high-touch nature of our business model, combined with the integrated nature of our service platform, assists our clients in successfully aligning and strengthening their organizational structure to meet the demands of their businesses.

We promote a decentralized and autonomous management structure by hiring senior-level managers to oversee, develop and expand our business at the branch-office level. We recruit highly experienced senior-level area managers who possess the skill set to handle the day-to-day demands of our business, focus on business development and be proactive in addressing client needs. We believe that making significant investments in the best management talent available, within their respective areas of expertise, will enable us to leverage the value of this investment many times over.

We motivate our management employees through a compensation package that includes a competitive base salary structure at the branch-office level and provides the opportunity to earn additional profit sharing on a quarterly basis. Each branch-level employee has the opportunity to earn profit sharing based upon branch office profitability above minimum thresholds. Our internal risk consultants have an opportunity to earn incentive compensation based upon the workers’ compensation claims experience of their specific client base.

We control workers’ compensation costs through a cultural foundation of risk mitigation and workplace safety. We employ a rigorous underwriting process to assess financial stability, risk factors, and cultural alignment related to safety and continuous improvement in the workplace. Our senior leadership is actively involved in the underwriting process, which begins with the careful selection of potential client companies. If the candidate company satisfies all underwriting standards, we accept the company. If a client’s safe-work culture or adherence to workplace safety procedures declines to unsatisfactory levels, we will terminate the relationship, consistent with applicable contract terms.

As of December 31, 2012, we have clients with employees located in 23 states and the District of Columbia, through a network of 50 branch locations in California, Oregon, Washington, Idaho, Arizona, Utah, Colorado, Maryland, Delaware and North Carolina. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

Our expansion strategy is based primarily on organic, location-driven growth in the markets in which we currently do business. Since our initial public offering in June 1993, we have also completed 27 acquisitions of complementary businesses. In order to increase our client base, expand our presence in existing markets, enter new markets and broaden our service offerings, we may pursue additional strategic acquisitions, but there is no assurance that we will complete such transactions.

Categories of Services

We report financial results in two categories of services: Professional Employer Services (PEO) and Staffing. During 2012, we served approximately 2,910 PEO clients, which compares to approximately 2,355 PEO clients during 2012. In addition, at December 31, 2012, we served approximately 2,550 PEO clients and employed approximately 56,210 employees pursuant to PEO contracts, as compared to approximately 1,935 PEO clients and approximately 41,500 employees as of December 31, 2011. During 2012, we provided staffing services to approximately 1,850 staffing services customers, which compares to approximately 1,815 customers during 2011. See the table on page 29 of this report for the percentages of total net revenues from our staffing and PEO services for the three years in the period ended December 31, 2012.

PEO.  We enter into a client services agreement to become a co-employer of the client’s existing workforce, assuming responsibility for payroll, payroll taxes, workers’ compensation coverage and certain other administration functions, while the business owner client maintains physical care, custody and control of their workforce, including the authority to hire and terminate employees.

We have client services agreements with a diverse array of customers, including among others, electronics manufacturers, various light-manufacturing industries, agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in various construction-related fields and professional services firms.

Staffing and Recruiting.  Through our deep network of professionals and our expertise in recruiting, we are able to identify and source the right talent to meet the needs of our clients. Through our assessment process, we gain an understanding of short and long term needs of our clients, allowing us to identify the right talent for each position. We then conduct a rigorous screening process to help ensure a successful hire.

Our staffing services include on-demand or short-term staffing assignments, contract staffing, long-term or indefinite-term on-site management, and direct placement. As more and more companies focus on effectively managing variable costs and reducing fixed overhead, the use of employees on a short-term basis allows firms to utilize the “just-in-time” approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.

Our staffing employees are not under our direct control while working at a customer’s business. While we have not experienced any significant liability due to claims arising out of negligent acts or misconduct by our staffing services employees, claims could be asserted against us which could have a material adverse effect on our financial condition and results of operations.

In 2012, the light-industrial sector generated approximately 85% of our staffing services revenues, while clerical office staff accounted for 11% of such revenues and technical personnel represented the balance of 4%. Our light-industrial workers perform such tasks as operation of machinery, manufacturing, loading and shipping, site preparation for special events, construction-site cleanup and janitorial services. Technical personnel include electronic parts assembly workers and designers of electronic parts.

Our Services

Our passage from an entrepreneurially run company to a professionally managed organization has helped to form our view that all businesses experience the same success factors in their growth, as well as the same potential pitfalls. The insights gained through our own growth, along with the trends we see in working with more than 3,000 companies each day, define our approach to guiding business owners through the challenges associated with being an employer.

We believe the expert knowledge of our teams combined with tools from the HR outsourcing industry helps our clients more effectively leverage their internal resources. We assist our clients by:

•	Partnering with the business owner to frame a three-tiered management platform that brings predictability to their organization

•	Leveraging our client’s investment in human capital through a unique, high-touch, results-oriented approach

•	Enabling business owners to focus on their core business by reducing organizational complexity and maximizing productivity

Prior to entering into a client services agreement, we perform an in-depth analysis of the potential client’s operations, including evaluation of needs and objectives, risk assessment and financial review. Once the client service agreement has been signed, we pair each of our clients with a dedicated, local branch-based business unit comprised of management professionals with expertise in Human Resource Consulting, Risk Consulting, Payroll, Benefits Administration and Recruiting. We believe our hands-on model allows our clients to more quickly adopt processes to develop a more productive workforce, mitigate workplace injury and risk and encourage workplace compliance with a broad range of employment and safety regulations.

Our three-tiered management platform has clients following a structured progression:

Tier 1: Tactical Alignment

The first stage, which includes an implementation process, addresses the administrative and tactical components of managing employees, while aligning the business owner’s culture with BBSI’s processes, controls and culture.

Tier 2: Supervisor Development

The second stage of the relationship focuses on continuing process improvement, further development of best practices, supervisor development and leadership training.

Tier 3: Business-level guidance

Activities involved in the third stage of the relationship are more strategic and forward-looking with a goal of cultivating an environment in the client’s organization in which employees and supervisors, instead of the business owner, drive the success of the organization.

We have the ability to provide workers’ compensation coverage as a means of meeting statutory requirements and protecting our clients from employment-related injury claims. Through our internal claims managers and our third-party administrators, we provide claims management services for our co-employed clients. We work aggressively to manage and reduce job injury claims, including identifying fraudulent claims and requiring our client companies to offer modified duty to their employees.

We assist our clients in retaining the best employees for their businesses by helping them obtain, at their cost, comprehensive health benefits, including medical, dental and vision benefits, life and accident insurance, and short-term and long-term disability coverage. We also provide, without separate administrative fees, a 401(k) retirement savings plan and a Section 125 cafeteria plan.

Clients and Client Contracts

Our business is typically characterized by long-term relationships that result in recurring revenue. Our annual retention rate is in excess of 90%. We do periodically terminate clients who no longer meet our risk or financial criteria. We do not include those terminated clients in our retention count.

None of our co-employed clients or our staffing services customers individually represented more than 1% of our total revenues in 2012.

Our standard client services agreement typically provides for an initial term of one year with automatic renewal for one-year periods. Our agreements generally permit cancellation by either party upon 30 days’ written notice. In addition, we may terminate the agreement at any time for specified reasons, including nonpayment or failure to follow our workplace safety program.

The client services agreement also provides for indemnification of us by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety, or immigration laws or regulations.

We require our co-employed clients to maintain comprehensive liability coverage in the amount of $1.0 million for acts of our work-site employees. Although no claims exceeding such policy limits have been paid by us to date, the possibility exists that claims for amounts in excess of sums available to us through indemnification or insurance may be asserted in the future, which could adversely affect profitability.

Market Opportunity

The human resource outsourcing industry is large and continuing to expand, particularly among small-to mid-sized businesses. Some of the key factors driving our growth include the desire of businesses to outsource non-core business functions, to reduce regulatory risk in an increasingly complex employment landscape, to mitigate costs and complexity associated with workers’ compensation coverage, and to maximize their investment in human capital. We believe our ability to combine our experience in human capital management with the knowledge-based approach of the business consulting industry has enabled us to capitalize on the trend toward increased human resource outsourcing.

We believe the small and medium-sized business segment is particularly attractive because:

•	this segment is large and has a low penetration rate by providers of outsourced comprehensive human resource services;

•	small and medium-sized businesses typically have fewer in-house resources than larger businesses and, as a result, are generally more dependent on service providers;

•	quality of service, ease-of-use and responsiveness to clients’ needs are key considerations of this business segment in selecting a service provider;

•	this segment is generally characterized by a relatively high client retention rate and lower client acquisition costs.

Competition

The business environment in which we operate is characterized by intense competition and fragmentation. BBSI is not aware of reliable statistics regarding the number of its competitors, but certain large, well-known companies typically compete with us in the same markets and also have greater financial and marketing resources than we do, including Automatic Data Processing, Inc., Manpower, Inc., Kelly Services, Inc., Insperity, Inc., TriNet, and Paychex, Inc., among others. We may face additional competition in the future from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. The principal competitive factors in the business environment in which we operate are price and level of service.

We believe that our past growth is attributable to our ability to provide small and medium-sized companies with the resources and knowledge base of a large employer delivered through a local operations team. We help clients to reduce workers’ compensation costs and bring stability to their business through our hands-on risk mitigation model. We believe our level of integration with each client business provides a competitive advantage.

Our competitive advantage may be adversely affected by a substantial increase in the costs of maintaining our self-insured workers’ compensation program, or changes in the regulatory environment, particularly in California.

Sales and Marketing

Our area managers and a team of business development professionals lead the sales and marketing effort for BBSI. Business development is the primary function of our area managers, and is focused on branch-level development of local business relationships. We believe our clients are our best advocates and powerful drivers of our brand awareness. We support our clients and foster advocacy through branch-based business units. The business unit is an integrated team comprised of an internal Client Business Partner, HR Consultant, Risk Consultant and a Payroll Specialist. By adding branch business units in the markets in which we already do business, we expect to see incremental growth driven by our reputation and client referrals.

On a regional and national level, we seek to expand and align our services to meet business demand, which may include opening additional offices to better support a client’s geographic needs, or adding new business units within an existing branch location.

To supplement the sales efforts of our area managers, we rely on an extensive network of referral partners. Our referral partners include insurance brokers, CPA’s, and other business professionals who can facilitate an introduction to prospective clients. These partners, in exchange for a fee equivalent to a small percentage of payroll, facilitate introductions to business owners on our behalf.

Growth Strategy

Our growth strategy is supported by our focus in the following areas:

•

Support, strengthen and expand branch office operations. We believe that strengthening and expanding the operations of each location is an efficient and effective means of increasing market share in the geographic areas in which we do business. Our primary means of adding capacity is through the creation of business units within each branch. The business unit, an integrated team comprised of an internal client Business Partner, HR Consultant, a Risk Consultant and a Payroll Specialist provide tactical and strategic guidance to our client base. As our presence in each market grows through the addition of branch business units, we believe market awareness of our reputation and services increases.

•

Increase client utilization of our services. We believe that we will be able to continue to maintain our average level of margin and improve client retention as our clients more fully utilize our current service offerings. We invest substantial time integrating our services into our client organizations to optimize their effectiveness and measure their results. Our long-term partnership philosophy provides us with the opportunity to expand our range of services to a given client.

•

Enhance management information systems. We continue to invest in developing our information technology infrastructure. We believe that our platform gives us a competitive advantage by allowing us to provide a high level of flexibility to satisfy a variety of demands of our small and medium-sized business clients on a cost-effective basis. Furthermore, we believe that our current technology platform is capable of supporting our planned development of new business units for the foreseeable future.

•

Penetrate new markets. We intend to open additional branch offices in new geographic markets as opportunities arise. We have developed a well-defined approach to geographic expansion, which will serve as a guide for entering new markets.

•

Pursue strategic acquisitions. We have completed 27 acquisitions since our initial public offering in June 1993. Our acquisition targets are typically staffing companies. We have acquired companies in the PEO industry less frequently because they typically do not align with our risk mitigation model and our overall culture. Because our operations are focused primarily in the western third of the United States, future acquisitions, if any, will likely focus on expanding our geographic footprint into contiguous regions. There can be no assurance, however, that any additional acquisitions will be completed in the future.

Self-Insured Workers’ Compensation Program

A principal service we provide to our customers, particularly our PEO clients, is workers’ compensation coverage. Through our co-employment agreements, we are responsible for complying with applicable statutory requirements for workers’ compensation coverage. Our workplace safety services are closely tied to our approach to the management of workers’ compensation risk.

Elements of Workers’ Compensation System.  State law (and for certain types of employees, federal law) generally mandates that an employer reimburse its employees for the costs of medical care and other specified benefits for injuries or illnesses, including catastrophic injuries and fatalities, incurred in the course and scope of employment. The benefits payable for various categories of claims are determined by state regulation and vary with the severity and nature of the injury or illness and other specified factors. In return for this guaranteed protection, workers’ compensation is an exclusive remedy and employees are generally precluded from seeking other damages from their employer for workplace injuries. Most states require employers to maintain workers’ compensation insurance or otherwise demonstrate financial responsibility to meet workers’ compensation obligations to employees. In many states, employers who meet certain financial and other requirements are permitted to self-insure. See “Regulatory and Legislative Issues” below for a discussion of recent developments in California.

Self Insurance for Workers’ Compensation.  In August 1987, we became a self-insured employer for workers’ compensation coverage in Oregon. We subsequently obtained self-insured employer status for workers’ compensation in four additional states, California, Delaware, Maryland and Colorado, as well as in Washington for our staffing and management employees. Regulations governing self-insured employers in each jurisdiction typically require the employer to maintain surety deposits of government securities, letters of credit or other financial instruments to cover workers’ claims in the event the employer is unable to pay for such claims.

To manage our financial exposure from the incidence of catastrophic injuries and fatalities, we maintain excess workers’ compensation insurance coverage. We maintain a wholly owned, fully licensed captive insurance company incorporated in Arizona, Associated Insurance Company for Excess (“AICE”), to provide us with excess workers’ compensation coverage from $1.0 million up to $5.0 million per occurrence in the states of Oregon, California, Delaware and Washington. Additional excess workers’ compensation insurance coverage is provided through annual policies issued by ACE American Insurance Company from $5.0 million to $15.0 million per occurrence, except for our Maryland and Colorado operations. Our excess insurance policy in Maryland has a $1.0 million retention with a $25.0 million limit and our excess insurance policy in Colorado has a $500,000 retention and statutory limits on a per occurrence basis. This approach results in an effective per occurrence retention, on a consolidated basis, of $5.0 million. This higher per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results. AICE provides us with access to an alternative mechanism for excess insurance coverage, as well as certain income tax benefits arising from the ability to accelerate the deduction, for tax purposes, of certain accruals for workers’ compensation claims.

Effective January 5, 2010, we formed Ecole Insurance Company, a wholly owned fully licensed insurance company in Arizona (“Ecole”), to provide workers’ compensation coverage to our employees working in Arizona, beginning with claims occurring on or after March 1, 2010. Additional excess workers’ compensation insurance coverage for Ecole is provided by a major insurance company from $1.0 million to statutory limits per occurrence. As discussed in “Liquidity and Capital Resources” in Item 7, we are considering expanding Ecole’s geographic reach to California.

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

As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are based on management’s estimates, and as other data becomes available, these estimates are revised, which may result in increases or decreases in existing case reserves. Management’s internal accrual process for workers’ compensation expense is based upon the immediate recognition of an expense and the related liability at the time a claim occurs; the value ascribed to the expense and liability is based upon our internal claims management and the TPAs’ estimate of ultimate claim cost coupled with a provision for estimated future development based upon an actuarial review performed quarterly by our independent actuary. We believe our total accrued workers’ compensation claims liabilities at December 31, 2012, are adequate. It is possible, however, that our actual future workers’ compensation obligations may exceed the amount of our accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims and, to a much lesser extent, of claims incurred but not reported.

Failure to successfully manage the severity and frequency of workplace injuries would result in increased workers’ compensation expense and would have a negative effect, which may be substantial, on our operating results and financial condition. Management maintains clear guidelines for our branch office managers, account managers, and risk managers directly tying their continued employment to their diligence in understanding and addressing the risks of accident or injury associated with the industries in which client companies operate and in monitoring clients’ compliance with workplace safety requirements. We have a policy of “zero tolerance” for avoidable workplace injuries. Each of our risk managers has the authority to cancel any client at any time based upon their assessment of their safe-work practices or philosophies.

Employees and Employee Benefits

At December 31, 2012, we had approximately 64,315 employees, including approximately 7,700 staffing services employees, approximately 56,210 employees under our co-employment agreements, 405 managerial, sales and administrative employees and three executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. During 2012, approximately 2% of our employees were covered by a collective bargaining agreement. Substantially all of our managerial, sales and administrative employees have entered into a standard form of employment agreement which, among other provisions, contains covenants not to engage in certain activities in competition with us for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe our employee relations are good.

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

Regulatory and Legislative Issues

Business Operations.  We are subject to the laws and regulations of the jurisdictions within which we operate, including those governing self-insured employers under the workers’ compensation systems in Oregon, California, Maryland, Delaware and Colorado, as well as in Washington for staffing and management employees. We are also subject to laws and regulations governing our two wholly owned, fully licensed insurance companies in Arizona. While the specific laws and regulations vary among these jurisdictions, they typically require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk on us, particularly with respect to those clients who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date.

Employee Benefit Plans.  Our operations are affected by numerous federal and state laws relating to labor, tax and employment matters. Through our co-employment arrangement, we assume certain obligations and responsibilities as the administrative employer under federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer, temporary employment, and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of “employer” under these laws is not uniform.

As an employer, we are subject to all federal statutes and regulations governing our employer-employee relationships. Subject to the discussion of risk factors below, we believe that our operations are in compliance in all material respects with applicable federal statutes and regulations.

We offer various qualified employee benefit plans to our employees, including those employees for whom we are the administrative employer in a co-employment agreement who so elect. These qualified employee benefit plans include our 401(k) plan, a cafeteria plan under Section 125 of the Internal Revenue Code, and group health, life insurance and disability insurance plans. Generally, qualified employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974 (“ERISA”). In order to qualify for favorable tax treatment under the Internal Revenue Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees.

Recent Legislative Developments in California Affecting Workers’ Compensation System

During September 2012, California Senate Bill 863 (“SB 863”), designed to reform California’s workers’ compensation system, was signed into law. Section 3701.9 of Section 16 of SB 863 was added to the Labor Code and includes a provision whereby the California Director of Self-Insurance is required not to issue certificates of consent to self-insure after January 1, 2013 to any employer engaged in the activities of a professional employer organization, a leasing employer, a temporary services employer or any employer the Director determines to be in the business of providing employees to other employers. Additionally, a certificate of consent to self-insure that previously had been issued to any employer engaged in these types of activities is required to be revoked by the Director not later than January 1, 2015. If the Company, which has a certificate of consent to self-insure in place, is not able to secure alternatives to address the impact of SB 863 on the Company’s ability to continue its self-insurance program in California, our results of operations may be adversely affected. We are currently exploring several potential alternatives to address the impact of SB 863 on our ability to continue our self-insurance program in California. See “Liquidity and Capital Resources” in Item 7.

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

We are a state-approved self-insured employer for workers’ compensation coverage in California, Oregon, Delaware, Maryland and Colorado, as well as in Washington for our staffing and management employees. To manage our financial exposure in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance with a per occurrence retention of $5.0 million effective January 1, 2007, except in Maryland and Colorado where our retention is at $1.0 million and $500,000 per occurrence, respectively. Additionally, Ecole’s retention is at $5.0 million per occurrence for coverage in Arizona. Changes in the market for excess workers’ compensation insurance may lead to limited availability of such coverage, additional increases in our insurance costs or further increases in our self-insured retention, any of which may have a material adverse effect on our financial condition.

Economic conditions, particularly in California, may impact our ability to attract new clients and cause our existing PEO clients to reduce staffing levels or cease operations.

Weak economic conditions typically have a negative impact on small and medium size businesses, which make up the majority of our clients in a co-employment agreement. In turn, these businesses could cut costs, including trimming employees from their payrolls, or ceasing operations altogether. In addition, businesses may be reluctant to enter into new client service agreements because of the uncertainty regarding the timing of any economic recovery. These forces may result in decreased revenues due both to the downsizing of our current clients and difficulties in attracting new clients, and may also result in additional bad debt expense to the extent that existing clients cease operations.

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

Our concentration of business in California subjects our business to market risks involving the California workers’ compensation environment as the Company is a state-approved self-insured employer with respect to workers’ compensation coverage in that state. During recent years, California has enacted several legislative reforms in an attempt to address the crisis in its workers’ compensation system, and it may attempt additional legislative or regulatory reforms in the future. Any successful legislative reforms or non-governmental changes in market conditions in California could lessen a key advantage we have in that state, leading to a reduction in our new business opportunities and a potential slowing in the growth of our business in California. Any such slowing would adversely affect our results of operations.

During September 2012, California Senate Bill 863 (“SB 863”), designed to reform California’s workers’ compensation system, was signed into law. Section 3701.9 of Section 16 of SB 863 was added to the Labor Code and includes a provision whereby the California

Director of Self-Insurance is required not to issue certificates of consent to self-insure after January 1, 2013 to any employer engaged in the activities of a professional employer organization, a leasing employer, a temporary services employer or any employer the Director determines to be in the business of providing employees to other employers. Additionally, a certificate of consent to self-insure that previously had been issued to any employer engaged in these types of activities is required to be revoked by the Director not later than January 1, 2015. If the Company, which has a certificate of consent to self-insure in place, is not able to secure alternatives to address the impact of SB 863 on the Company’s ability to continue its self-insurance program in California, our results of operations may be adversely affected.

Because we assume the obligation to make wage, tax and regulatory payments in respect of some employees, we are exposed to client credit risks.

We generally assume responsibility for and manage the risks associated with our clients’ employee payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits. These obligations are fixed, whether or not the client makes payments to us as required by our services agreement, which exposes us to credit risks. We attempt to mitigate this risk by invoicing our staffing customers weekly and our clients in co-employment agreements at the end of their specific payroll processing cycle. We also carefully monitor the timeliness of our clients’ payments and impose strict credit standards on our customers. If we fail to successfully manage our credit risk, our results of operations and financial condition could be materially and adversely affected.

Increases in unemployment claims could raise our state and federal unemployment tax rates which we may not be able to pass on to our customers.

During weak economic conditions in our markets, the level of unemployment claims tend to rise as a result of employee layoffs at our clients and lack of work in our temporary staffing pool. The rise in unemployment claims often results in higher state and federal unemployment tax rates which in most instances cannot be concurrently passed on to our customers either due to existing client services agreements or competitive pricing pressures. Increases in our state and federal unemployment tax rates could have a material adverse effect on our results of operations, particularly in the early part of the calendar year when effective payroll tax rates are at or near their maximum.

If we are determined not to be an “employer” under certain laws and regulations, our clients may stop using our services, and we may be subject to additional liabilities.

We are the administrative employer in our co-employment relationships under the various laws and regulations of the Internal Revenue Service and the U.S. Department of Labor. If we are determined not to be the administrative employer under such laws and regulations and are therefore unable to assume our clients’ obligations for employment and other taxes, our clients may be held jointly and severally liable for payment of such taxes. Some clients or prospective clients may view such potential liability as an unacceptable risk, discouraging current clients from continuing a relationship with us or prospective clients from entering into a new relationship with us. Any determination that we are not the administrative employer for purposes of ERISA could adversely affect our cafeteria benefits plan operated under Section 125 of the Internal Revenue Code and result in liabilities to us under the plan.

We may be exposed to employment-related claims and costs and periodic litigation that could adversely affect our business and results of operations.

We either co-employ employees in connection with our client services agreements or place our employees in our customers’ workplace in connection with our staffing business. As such, we are subject to a number of risks inherent to our status as the administrative employer, including without limitation:

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

If we experience significant incidents involving any of the above-described risk areas we could face substantial out-of-pocket losses, fines or negative publicity. In addition, such claims may give rise to litigation, which may be time consuming, distracting and costly, and could have a material adverse effect on our business. With respect to claims involving our co-employer relationships, although our client services agreement provides that the client will indemnify us for any liability attributable to the conduct of the client or its employees, we may not be able to enforce such contractual indemnification, or the client may not have sufficient assets to satisfy its obligations to us.

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

Our business is heavily regulated in most jurisdictions in which we operate. We cannot assure you that the states in which we conduct or seek to conduct business will not:

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

We have completed 27 acquisitions since 1993 and may pursue additional acquisitions and investment opportunities. We cannot assure, however, that we will be able to identify or complete additional acquisitions. If we do pursue acquisitions, we may not realize the anticipated benefits of such acquisitions. Acquisitions involve many risks, including risks relating to the assumption of unforeseen liabilities of an acquired business, adverse accounting charges resulting from the acquisition, and difficulties in integrating acquired companies into our business, both from a cultural perspective, as well as with respect to personnel and client retention and technological integration. Acquired liabilities may be significant and may adversely affect our financial condition and results of operations. Our inability to successfully integrate acquired businesses may lead to increased costs, failure to generate expected returns, accounting charges, or even a total loss of amounts invested, any of which could have a material adverse effect on our financial condition and results of operations.

Our business is subject to risks associated with geographic market concentration.

Our California and Oregon operations accounted for approximately 69% and 10%, respectively, of our total net revenues in 2012. As a result of the current importance of our California and Oregon operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in these markets, particularly in California. If these states experience a further economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business in these states or limits our competitive advantages in these markets, our profitability and growth prospects may be materially and adversely affected.

We face competition from a number of other companies.

We face competition from various companies that may provide all or some of the services we offer. Our competitors include companies that are engaged in staffing services such as Kelly Services, Inc. and Manpower Inc., companies that are focused on co-employment, such as Insperity, Inc. and companies that primarily provide payroll processing services, such as Automatic Data Processing, Inc. and Paychex, Inc. We also face competition from information technology outsourcing firms and broad-based outsourcing and consulting firms that perform individual projects.

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

We do not have an expansive in-house sales staff and therefore rely extensively on referral partners

We maintain only a minimal internal professional sales force. Instead, we rely heavily on referral partners to provide referrals to new business, especially in California, although each area manager is expected to be an effective leader in business development, including marketing efforts and sales closures. In connection with these arrangements, we pay a fee to referral partners for new clients. As a result, we are dependent on firms and individuals that do not have an exclusive relationship with us. If we are unable to maintain these relationships, if they increase their fees or lose confidence in our services, we could face declines in our business and additional costs and uncertainties as we attempt to hire and train an internal sales force.

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

Our client services agreements are generally terminable on 30 days’ notice by either us or the client. As a result, our clients may terminate their agreement with us at any time, making us particularly vulnerable to changing business or regulatory conditions or changes affecting our reputation or the reputation of our industry.

Our industry has at times received negative publicity that, if it were to become more prevalent, could cause our business to decline.

In the industries in which we compete, companies periodically have been tarnished by negative publicity or scandals from poor business judgment or even outright fraud. If we or our industry face negative publicity, customers’ confidence in the use of temporary personnel or co-employed workers may deteriorate, and they may be unwilling to enter into or continue our staffing or co-employment relationships. If a negative perception were to prevail, it would be more difficult for us to attract and retain customers.

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

In addition, our business involves the storage and transmission of clients’ proprietary information and confidential personal data of employees. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to client or employee data, our reputation will be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and are growing increasingly sophisticated. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, we could be liable and the market perception of our services could be harmed.

Maryland law and our Charter and bylaws contain provisions that could make the takeover of the Company more difficult.

Certain provisions of Maryland law and our Charter and bylaws could have the effect of delaying or preventing a third party from acquiring the Company, even if a change in control would be beneficial to our stockholders. These provisions of our Charter and bylaws:

•

permit the Board of Directors to issue up to 500,000 shares of preferred stock with such rights and preferences, including voting rights, as the Board may establish, without further approval by the Company’s stockholders, which could also adversely affect the voting power of holders of our common stock; and

•	vest the power to adopt, alter or repeal the Company’s bylaws solely in the Board of Directors; the stockholders do not have that power.

In addition, the Company is subject to the Maryland control share act (the “Control Share Act”). Under the Control Share Act, a person (an “Acquiring Person”) who acquires voting stock in a transaction (a “Control Share Acquisition”) which results in its holding voting power within specified ranges cannot vote the shares it acquires in the Control Share Acquisition unless voting rights are accorded to such control shares by the holders of two-thirds of the outstanding voting shares, excluding the Acquiring Person and the Company’s officers and directors who are also employees of the Company.

The Company is also subject to the provisions of Maryland law limiting the ability of certain Maryland corporations to engage in specified business combinations (the “Business Combination Act”). Subject to certain exceptions, the Business Combination Act prohibits a Maryland corporation from engaging in a business combination with a stockholder who, with its affiliates, owns 10% or more of the corporation’s voting stock. These provisions will not apply to business combinations that are approved by the Board of Directors before the stockholder became an interested stockholder.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We operate through all 50 of our branch offices. The following table shows the number of locations in each state in which we operate. We also lease office space in other locations in our market areas which we use to recruit and place employees.

Offices	Number of Locations
California	18
Oregon	11
Utah	5
Washington	5
Idaho	3
Arizona	2
Colorado	2
Maryland	2
Delaware	1
North Carolina	1

We lease office space for our branch offices. At December 31, 2012, our leases had expiration dates ranging from less than one year to five years, with total minimum payments through 2017 of approximately $8.5 million. Our corporate headquarters office in Vancouver, Washington occupies approximately 32 percent of the 63,500 square foot building we own.

Item 3.	LEGAL PROCEEDINGS

See Note 14, Litigation, in the Notes to Consolidated Financial Statements included in Item 15 of this report.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table identifies, as of March 15, 2013, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Principal Positions and Business Experience	Officer Since
Michael L. Elich	47	President and Chief Executive Officer	2005

James D. Miller	49	Vice President-Finance, Treasurer and Secretary; Chief Financial Officer; Principal Accounting Officer	1994

Gregory R. Vaughn	57	Vice President and Assistant Secretary; Chief Administrative Officer	1998

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

Our common stock (the “Common Stock”) trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol “BBSI.” At March 1, 2013, there were 28 stockholders of record and approximately 1,560 beneficial owners of the Common Stock.

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

	High	Low	Cash Dividends Declared
2011
First Quarter	$16.22	$13.50	$0.09
Second Quarter	16.83	13.76	0.09
Third Quarter	15.77	12.25	0.09
Fourth Quarter	20.00	13.49	0.11
2012
First Quarter	$21.10	$15.68	$0.11
Second Quarter	21.45	18.88	0.11
Third Quarter	28.96	19.99	0.11
Fourth Quarter	39.49	26.19	0.13

The Company maintains a Board approved stock repurchase program which currently authorizes shares to be repurchased up to 3.0 million shares of the Company’s stock from time to time in open market purchases. The following table summarizes information related to stock repurchases during the quarter ended December 31, 2012.

Month	Shares Repurchased	Average Price Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
October	0	0	0	1,208,200
November	0	0	0	1,208,200
December	0	0	0	1,208,200

Total	0		0

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2007, until December 31, 2012, for our Common Stock, The Nasdaq Composite Index, and a group of the Company’s current peers in the staffing industry (the “2012 Peer Group”). The 2012 Peer Group is comprised of five companies included in the peer group used to prepare the performance graph included in the Company’s Form 10-K for the year ended December 31, 2011.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2007, in our Common Stock, The Nasdaq Composite Index, and the 2012 Peer Group, and that dividends are reinvested. In accordance with the SEC’s disclosure rules, the stockholder return for each company in the 2012 Peer Group indices has been weighted on the basis of market capitalization as of the beginning of each annual period shown. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/07	12/08	12/09	12/10	12/11	12/12
Barrett Business Services, Inc.	100.00	62.01	72.17	93.58	123.11	239.78
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
Peer Group	100.00	69.52	96.26	115.37	87.84	104.58

Members of Peer Group
CDI Corp.
Insperity Inc
Kelly Services Inc
Manpowergroup
Robert Half International Inc

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
(In thousands, except per share data)
Statement of operations:
Revenues:
Professional employer service fees	$276,004	$190,113	$147,385	$120,305	$125,903
Staffing services	126,648	124,761	125,738	116,155	154,565

Total	402,652	314,874	273,123	236,460	280,468

Cost of revenues:
Direct payroll costs	95,128	94,568	95,439	87,679	114,440
Payroll taxes and benefits	169,724	123,017	96,660	82,077	85,531
Workers' compensation	71,086	53,837	36,284	39,765	31,166

Total	335,938	271,422	228,383	209,521	231,137

Gross margin	66,714	43,452	44,740	26,939	49,331
Selling, general and administrative expenses	46,450	38,174	35,429	33,481	36,654
Depreciation and amortization	1,477	1,344	1,395	1,641	1,536

Income (loss) from operations	18,787	3,934	7,916	(8,183)	11,141

Other income (loss):
Life insurance proceeds	0	10,000	0	0	0
Loss on impairment of investments	0	0	0	0	(3,483)
Investment income, net	700	1,174	849	1,003	2,080
Other, net	(28)	47	1,162	637	(26)

Total	672	11,221	2,011	1,640	(1,429)

Income (loss) before income taxes	19,459	15,155	9,927	(6,543)	9,712
Provision for (benefit from) income taxes	6,328	837	2,574	(2,598)	3,750

Net income (loss)	$13,131	$14,318	$7,353	$(3,945)	$5,962

Basic earnings (loss) per share	$1.70	$1.42	$.71	$(.38)	$.55

Weighted average number of basic shares outstanding	7,723	10,083	10,333	10,452	10,861

Diluted earnings (loss) per share	$1.67	$1.41	$.71	$(.38)	$.53

Weighted average number of diluted shares outstanding	7,863	10,150	10,372	10,452	11,120

Cash dividends per common share	$.46	$.38	$.33	$.32	$.32
Selected balance sheet data:
Cash and marketable securities	$72,394	$81,844	$61,356	$57,910	$60,609
Working capital	28,142	49,639	44,563	45,301	51,370
Total assets	228,861	223,097	187,884	174,616	172,764
Long-term debt, net of current portion	5,273	0	0	0	0
Stockholders' equity	53,896	101,655	95,365	94,932	104,604

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leading provider of business management solutions, combining human resource outsourcing and professional management consulting to create an operational platform that differentiates us from our competitors. Our integrated platform is grounded in expertise in payroll processing, employee benefits, workers’ compensation coverage, risk management and workplace safety programs, and human resource administration.

We provide business management solutions to small and mid-sized businesses. We generate staffing services revenues primarily from short-term staffing, contract staffing, on-site management and direct placement services. Our client services fees are generated from contractual agreements with our PEO clients; we enter into a co-employment arrangement in which we become the administrative employer and the client maintains care, custody and control of their operations. We recognize revenues from our staffing services for all amounts invoiced, including direct payroll, employer payroll-related taxes, workers’ compensation coverage and a service fee (equivalent to a mark-up percentage). PEO service fee revenues from co-employment agreements are recognized on a net basis in accordance with current accounting guidance for revenue recognition and principal/agent considerations. Consequently, our PEO service fee revenues represent the gross margin generated from our PEO services after deducting the amounts invoiced to co-employed clients for direct payroll expenses such as salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment. These amounts are also excluded from cost of revenues. PEO service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers’ compensation coverage.

Through centralized operations at our headquarters in Vancouver, Washington, we prepare invoices weekly for our staffing services customers and following the end of each payroll processing cycle for clients under a client services agreement. We invoice our customers and clients as each payroll is processed. Payment terms for staffing customers are generally 30 days, while co-employed clients’ invoices are generally due on the invoice date.

Our business is concentrated in California and Oregon and we expect to continue to derive a majority of our revenues from these markets in the future. Revenues generated in our California and Oregon offices accounted for 79% of our total net revenues in 2012, 75% in 2011 and 69% in 2010. Consequently, any weakness in economic conditions or changes in the regulatory environments in these regions could have a material adverse effect on our financial results.

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

The largest portion of workers’ compensation expense is the cost of workplace injury claims. When an injury occurs and is reported to us, our respective independent TPA or our internal claims management personnel analyze the details of the injury and develop a case reserve, which becomes the estimate of the cost of the claim based on similar injuries and their professional judgment. We then record or accrue an expense and a corresponding liability based upon our estimate of the ultimate claim cost. As cash payments are made by our TPA against specific case reserves, the accrued liability is reduced by the corresponding payment amount. The TPA and our in-house claims administrators also review existing injury claims on an on-going basis and adjust the case reserves as new or additional information for each claim becomes available. Our reserve includes a provision for both future anticipated increases in costs (“adverse loss development”) of the claims reserves for open claims and for claims incurred but not reported related to prior and current periods (together IBNR). This provision of the reserve is based upon an actuarial estimate provided by our independent actuary. We believe our operational policies and internal claims reporting system help to limit the occurrence of unreported incurred claims.

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

Self-Insured Workers’ Compensation Reserves.  We are self-insured for workers’ compensation coverage in a majority of our employee work sites in Oregon, California, Maryland, Delaware and Colorado and for staffing services and management employees only in Washington. Additionally, effective March 1, 2010, our employees working in Arizona were eligible for coverage through Ecole. The estimated liability for unsettled workers’ compensation claims represents our best estimate, which includes an evaluation of information provided by our internal claims adjusters and our third-party claims administrators, coupled with management’s use of an independent actuary. These elements serve as the basis for our overall estimate for workers’ compensation claims liabilities, which include more specifically the following components: case reserve estimates for reported losses, plus additional amounts for estimated future development of reported claims and incurred but not reported claims (together IBNR). Our estimates also include amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. We believe that the amounts recorded for our estimated liabilities, which are based upon facts and other trends associated with the Company’s historical universe of claims data, are reasonable and objective. Nevertheless, it is possible that adjustments to such estimates may be required in future periods if the development of claim costs varies materially from our estimates and such adjustments, if necessary, could be material to results of operations.

Safety Incentives Liability.  Our accrued safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the expected payout as determined by historical incentive payment trends. The safety incentive expense is netted against PEO revenues on our Statements of Operations.

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

Goodwill.  We assess the recoverability of goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management’s current assessment of the carrying value of goodwill indicates there was no impairment as of December 31, 2012. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets whenever events or circumstances occur indicating that goodwill might be impaired.

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

Income Taxes.  Our income taxes are accounted for using an asset and liability approach. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The impact of uncertain tax positions would be recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions would withstand challenge, if any, from taxing authorities. At December 31, 2012, we had deferred income tax assets of $8.1 million We assess the realization of the deferred income tax assets as significant changes in circumstances may require adjustments during future periods. The amount of the deferred income tax assets actually realized could vary, if there are differences in the timing or amount of future reversals of existing deferred income tax assets or changes in the actual amounts of future taxable income as compared to operating forecasts. If our operating forecast is determined to no longer be reliable due to uncertain market conditions, our long-term forecast may require reassessment. As a result, in the future, a valuation allowance may be required to be established for all or a portion of the deferred income tax assets. Such a valuation allowance could have a significant effect on our future results of operations and financial position.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on the Company’s results of operations and financial condition, refer to Note 1 in the Notes to the Consolidated Financial Statements beginning at page F-8 of this Annual Report on Form 10-K.

Forward-Looking Information

Statements in this Item or in Items 1 and 1A of this Report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned fully licensed insurance subsidiaries and becoming self-insured for certain business risks, the effectiveness of the Company’s management information systems, payment of future dividends and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, the Company’s ability to retain current customers, economic trends in the Company’s service areas, the potential for material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, and the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s Statements of Operations for the years ended December 31, 2012, 2011 and 2010, included in Item 15 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company’s financial statements included in Item 15 of this report.

	Percentage of Total Net Revenues
	Year Ended December 31,
	2012	2011	2010
Revenues:
Professional employer service fees	68.5%	60.4%	54.0%
Staffing services	31.5	39.6	46.0

Total	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	23.6	30.0	34.9
Payroll taxes and benefits	42.1	39.1	35.4
Workers’ compensation	17.7	17.1	13.3

Total	83.4	86.2	83.6

Gross margin	16.6	13.8	16.4
Selling, general and administrative expenses	11.5	12.1	13.0
Depreciation and amortization	0.4	0.4	0.5

Income from operations	4.7	1.3	2.9
Other income	0.1	3.5	0.7

Income before income taxes	4.8	4.8	3.6
Provision for income taxes	1.6	0.3	0.9

Net income	3.2%	4.5%	2.7%

We report PEO revenues on a net basis because we are not the primary obligor for the services provided by our co-employed clients to their customers pursuant to our client service agreements. We present for comparison purposes the gross revenues and cost of revenues information for the years ended December 31, 2012 and 2011 set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

The presentation of revenues on a net basis and the relative contributions of staffing and PEO services revenues can create volatility in our gross margin percentage. The general impact of fluctuations in our revenue mix is described below.

•

A relative increase in PEO services revenue will result in higher gross margin percentage. Improvement in gross margin percentage occurs because incremental client services revenue dollars are reported as revenue net of all related direct costs.

•

A relative increase in staffing revenues will typically result in a lower gross margin percentage. Staffing revenues are presented at gross with the related direct costs reported in cost of sales. While staffing relationships typically have higher margins than co-employment relationships, an increase in staffing revenues and related costs presented at gross dilutes the impact of the net PEO services revenue on gross margin percentage.

(in thousands)	Year Ended December 31,
	2012	2011
Revenues:
Professional employer services	$1,954,207	$1,402,779
Staffing services	126,648	124,761

Total revenues	2,080,855	1,527,540

Cost of revenues:
Direct payroll costs	1,761,984	1,300,481
Payroll taxes and benefits	169,724	123,017
Workers’ compensation	82,433	60,590

Total cost of revenues	2,014,141	1,484,088

Gross margin	$66,714	$43,452

A reconciliation of non-GAAP gross revenues to net revenues is as follows for the years ended December 31, 2012 and 2011 (in thousands):

	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2012	2011	2012	2011	2012	2011
Revenues:
Professional employer services	$1,954,207	$1,402,779	$(1,678,203)	$(1,212,666)	$276,004	$190,113
Staffing services	126,648	124,761	0	0	126,648	124,761

Total revenues	$2,080,855	$1,527,540	$(1,678,203)	$(1,212,666)	$402,652	$314,874

Cost of revenues:	$2,014,141	$1,484,088	$(1,678,203)	$(1,212,666)	$335,938	$271,422

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Years Ended December 31, 2012 and 2011

Net income for 2012 amounted to $13.1 million, as compared to net income of $14.3 million for 2011. Net income in 2012 was primarily driven by a 27.9% increase in revenues and a higher margin percentage as compared to 2011. Net income in 2011 included $10.0 million of key man life insurance proceeds received following the passing of the Company’s former president and CEO and the related benefit of a lower annual effective income tax rate. Diluted income per share for 2012 was $1.67 compared to a diluted income per share of $1.41 for 2011.

Revenues for 2012 totaled $402.7 million, an increase of approximately $87.8 million or 27.9%, which reflects an increase in the Company’s PEO service fee revenue and a small increase in staffing services revenue. PEO service fee revenue increased approximately $85.9 million or 45.2% over 2011 primarily due to growth in new customers as co-employment based business from new customers during 2012 more than tripled our lost PEO business from former customers. PEO service revenue from continuing customers grew 7.3% on a year-over-year basis. Staffing services revenue increased approximately $1.9 million or 1.5% over 2011 primarily due to an increase in revenue from existing customers as the addition of new business nearly offset lost business from former customers.

During 2012, the Company served approximately 2,910 co-employment clients, which compares to approximately 2,355 co-employment clients during 2011. During 2012, the Company served approximately 1,850 staffing service customers, which compares to 1,815 during 2011.

Gross margin for 2012 totaled approximately $66.7 million, which represented an increase of $23.3 million or 53.5% over 2011, primarily due to the 27.9% increase in revenues and a decline in direct payroll costs as a percentage of revenues, partially offset by higher payroll taxes and benefits and workers’ compensation expense as a percentage of revenues. The gross margin percent increased from 13.8% of revenues for 2011 to 16.6% for 2012. The decrease in direct payroll costs, as a percentage of revenues, from 30.0% for 2011 to 23.6% for 2012 was primarily due to the increase in our mix of PEO services in the Company’s customer base compared to 2011 and the effect of each customer’s unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, from 39.1% for 2011 to 42.2% for 2012, was principally due to a relative shift in business mix to PEO services, as to which payroll taxes and benefits are presented at gross cost while the related direct payroll costs are netted against PEO services revenue and to higher effective state unemployment tax rates in various states in which the Company operated in 2012 as compared to 2011. Workers’ compensation expense for 2012 totaled $71.1 million, which compares to $53.8 million for 2011. Workers’ compensation expense, as a percent of revenues, increased from 17.1% in 2011 to 17.7% in 2012. The increase in the percentage rate was primarily driven by an increase in the provision for claim costs related to current year claims and increases in estimated costs to close prior year claims and higher insurance broker commissions resulting from increased workers’ compensation insurance rates. We expect gross margin as a percentage of total revenues to continue to be influenced by fluctuations in the mix between staffing and PEO services, as well as changes to our estimates for workers’ compensation claims liabilities, as necessary.

Selling, general and administrative (“SG&A”) expenses consist of compensation and other expenses relating to the operation of our headquarters and our branch offices and the marketing of our services. SG&A expenses for 2012 amounted to approximately $46.5 million, an increase of $8.3 million or 21.7% over 2011. The increase was primarily attributable to an increase in management payroll and other variable expense components within SG&A to support the business growth and to higher profit sharing based on increased branch performance. SG&A expenses, as a percentage of revenues, decreased from 12.1% in 2011 to 11.5% in 2012.

Other income for 2012 was $672,000 compared to other income of $11.2 million for 2011. Other income for 2012 was primarily attributable to investment income earned on the Company’s cash and marketable securities. Other income for 2011 included the $10.0 million of key man life insurance proceeds received following the death of our founder and CEO and approximately $1.2 million of investment income.

Our effective income tax rate for 2012 was 32.5%, as compared to 5.5% for 2011. The 2011 provision for income taxes included a favorable benefit from the effect of the non-taxable $10.0 million life insurance proceeds. Our income tax rate typically differs from the statutory tax rate of 39% primarily due to federal and state tax credits. Refer to Note 11 in the Notes to the Consolidated Financial Statements on page F-23 of this Annual Report on Form 10-K regarding income taxes.

During September 2012, California Senate Bill 863 (“SB 863”), designed to reform California’s workers’ compensation system, was signed into law. Section 3701.9 of Section 16 of SB 863 was added to the Labor Code and includes a provision whereby the California Director of Self-Insurance is required not to issue certificates of consent to self-insure after January 1, 2013 to any employer engaged in the activities of a professional employer organization, a leasing employer, a temporary services employer or any employer the Director determines to be in the business of providing employees to other employers. Additionally, a certificate of consent to self-insure that previously had been issued to any employer engaged in these types of activities is required to be revoked by the Director not later than January 1, 2015. The Company is currently exploring several potential alternatives to address the impact of SB 863 on the Company’s ability to continue its self-insurance program in California.

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

Revenues for 2011 totaled $314.9 million, an increase of approximately $41.8 million or 15.3%, which reflects an increase in the Company’s PEO service fee revenue slightly offset by a small decline in staffing services revenue. PEO service fee revenue increased approximately $42.7 million or 29% over 2010 primarily due to growth in new customers as co-employment-based business from new customers during 2011 nearly tripled our lost business from former customers. PEO service revenue from continuing customers reflected a small increase on a year-over-year basis. Staffing service revenue decreased approximately $977,000 or 0.8% from 2010 primarily due to a decrease in demand for our staffing services from existing customers in our intermountain market. During 2011, the Company served approximately 2,355 co-employment clients, which compares to approximately 1,820 co-employment clients during 2010. During 2011, the Company served approximately 1,815 staffing service customers, which compares to 1,750 during 2010.

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

Liquidity and Capital Resources

The Company’s cash position of $45.7 million at December 31, 2012 decreased $3.8 million compared to December 31, 2011, which compares to an increase of $18.6 million for the year ended December 31, 2011. The decrease in cash at December 31, 2012, as compared to December 31, 2011, was primarily due to the repurchase of the Company’s common stock for an amount totaling $60.2 million which included the redemption of $34.8 million of preferred shares issued during 2012 to finance the repurchase and an increase in accounts receivable of $17.4 million, offset in part by net income of $13.1 million, a $20.7 million increase in workers’ compensation claims liabilities, an increase in accrued payroll, payroll taxes and related benefits of $17.2 million and the issuance of net debt totaling $10.0 million.

Net cash provided by operating activities for 2012 amounted to $45.7 million, as compared to net cash provided by operating activities of $31.4 million for 2011. For 2012, cash flow was primarily provided by net income of $13.1 million, together with increases in workers’ compensation claims liabilities of $20.7 million, accrued payroll, payroll taxes and related benefits of $17.2 million, safety incentives liabilities of $3.5 million, and a decrease in income taxes receivable of $4.1 million partially offset by an increase in accounts receivable of $17.4 million.

Net cash provided by investing activities totaled $2.1 million for 2012, compared to net cash used in investing activities of $4.2 million for 2011. For 2012, the cash provided by investing activities was primarily provided by proceeds from sales and maturities of marketable securities of $39.2 million, offset in part by purchases of $33.5 million of marketable securities and by purchases of property and equipment of $3.7 million. The $10.8 million proceeds from maturities of restricted marketable securities was nearly offset by the $10.6 million purchases of restricted marketable securities. These transactions were for scheduled maturities and the replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

The Company’s investment policy strictly defines the types and quantities of investments that can be made by its investment brokers. The general parameters of our investment policy are as follows:

•

We make investments in highly rated instruments to reduce our investment risk. Short-term instruments (maturity of less than one year) must be obligations of issuers rated A2/P2 or better by two National Recognized Statistical Rating Organizations. Long-term instruments (maturities greater than one year) must be obligations of issuers rated BBB-/Baa3 or better by two National Recognized Statistical Rating Organizations.

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

Net cash used in financing activities for 2012 was $51.6 million compared to net cash used in financing activities of $8.5 million for 2011. For 2012, the principal uses of cash for financing activities were the repurchases of the Company’s common stock totaling $60.2 million which included the redemption of $34.8 million of preferred shares issued during 2012 to finance the repurchases and the payment of regular quarterly cash dividends totaling $3.6 million to holders of the Company’s common stock, partially offset by the issuance of net debt totaling $10.0 million.

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

As disclosed in Note 7 to the Consolidated Financial Statements in this report, effective September 18, 2012, the Company entered into a new credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”).

The Agreement, which expires October 1, 2017, provides for a revolving credit facility with initial borrowing capacity of up to $24.0 million. The Company’s outstanding borrowings on the revolving credit facility as of December 31, 2012 was $4.5 million. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $23.8 million as of December 31, 2012.

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

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles and equipment. Under the Agreement, the maximum principal amount available will be reduced by $2.5 million every six months commencing April 1, 2013.

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

•	Ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly; and

•	Prohibition on incurring additional indebtedness without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at December 31, 2012.

Additionally, as disclosed in Note 7 to the Consolidated Financial Statements in this report, effective November 1, 2012 the Company entered into a term loan with the Bank for approximately $5.5 million secured by the Company’s corporate office building in Vancouver, Washington. The term loan requires payment of monthly installments of $18,375 beginning December 1, 2012, bearing interest at the one month LIBOR plus 2.25% with the unpaid principal balance due November 1, 2017. The addition of the term loan increases the total credit facility to approximately $29.5 million.

During September 2012, California Senate Bill 863 (“SB 863”), designed to reform California’s workers’ compensation system, was signed into law. Section 3701.9 of Section 16 of SB 863 was added to the Labor Code and includes a provision whereby the California Director of Self-Insurance (the “Director”) is required not to issue certificates of consent to self-insure after January 1, 2013 to any employer engaged in the activities of a professional employer organization, a leasing employer, a temporary services employer or any employer the Director determines to be in the business of providing employees to other employers. Additionally, a certificate of consent to self-insure that previously had been issued to any employer engaged in these types of activities is required to be revoked by the Director not later than January 1, 2015. If the Company, which has a certificate of consent to self-insure in place, is not be able to secure alternatives to address the impact of SB 863 on the Company’s ability to continue its self-insurance program in California, our results of operations may be adversely affected.

While no assurances can be made, we do not anticipate that our certificate of consent to self-insure in the state of California will be revoked by the Director significantly before the January 1, 2015 deadline. We are currently exploring several potential alternatives to address the impact of SB863 on our ability to continue our self-insurance program in California. The Company is considering the possibility of licensing Ecole as an insurer in California. One or more of these potential alternatives could require us to increase the capitalization of our wholly owned fully licensed insurance subsidiary, Ecole, increase the amount of restricted cash and investments on our consolidated balance sheet, increase our borrowing through our principal Bank, or obtain additional funding from other sources.

The Company is self-insured for certain business insurance risks such as general liability, errors and omissions and umbrella coverage. Management may explore in the future whether to pursue other vehicles to provide coverage including coverages provided by the Company’s captive insurance companies.

Management expects that the funds anticipated to be generated from operations, current liquid assets, and availability under its revolving credit facility will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2012, including commitments for future payments under non-cancelable lease arrangements, long-term workers’ compensation liabilities for catastrophic injuries, long-term debt, and other long-term liabilities, are summarized below:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$8,534	$2,649	$3,853	$2,032	$0
Long-term workers’ compensation claims liabilities for catastrophic injuries	390	59	113	59	159
Long-term debt	5,493	220	441	4,832	0
Other long-term liabilities	500	0	500	0	0

Total contractual cash obligations	$14,917	$2,928	$4,907	$6,923	$159

Inflation

Inflation generally has not been a significant factor in the Company’s operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers’ compensation claims.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets and its outstanding borrowings on its line of credit and long-term debt. As of December 31, 2012, the Company’s investment portfolio consisted principally of approximately $44.2 million in tax-exempt money market funds, $5.6 million in tax-exempt municipal bonds, and approximately $26.4 million in corporate bonds. The Company’s outstanding borrowings on its line of credit and long-term debt totaled approximately $10.0 million at December 31, 2012. Based on the Company’s overall interest exposure at December 31, 2012, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets, its outstanding borrowings or its results of operations because of the predominantly short maturities of the securities within the investment portfolio and the relative size of the outstanding borrowings .

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 15.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of December 31, 2012 in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining for our Company adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. This evaluation was based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon this evaluation and the criteria noted above, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on page F-1 of Item 15 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this Item 10 concerning directors and executive officers of the Company appears under the heading “Executive Officers of the Registrant” on page 20 of this report or is incorporated into this report by reference to the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed within 120 days of the Company’s fiscal year end of December 31, 2012 (the “Proxy Statement”). The additional required information is included under the following headings of the Proxy Statement; Item 1 – “Election of Directors,” “Stock Ownership by Principal Stockholders and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics.”

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

Information required by this Item 12 concerning the security ownership of certain beneficial owners and management is incorporated into this report by reference to the Proxy Statement, in which required information is set forth under the headings “Stock Ownership by Principal Stockholders and Management—Beneficial Ownership Table” and “Additional Equity Compensation Plan Information.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Barrett Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barrett Business Services, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Barrett Business Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon

March 15, 2013

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2012 and 2011

(In Thousands, Except Par Value)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$45,747	$49,571
Marketable securities	16,748	16,878
Trade accounts receivable, net	63,921	46,520
Income taxes receivable	0	4,133
Prepaid expenses and other	4,854	5,897
Deferred income taxes	8,148	5,958

Total current assets	139,418	128,957

Marketable securities	9,899	15,395
Property, equipment and software, net	18,489	16,249
Restricted marketable securities and workers’ compensation deposits	9,726	9,923
Other assets	1,833	1,785
Workers’ compensation receivables for insured losses and recoveries	1,676	2,968
Goodwill	47,820	47,820

	$228,861	$223,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$220	$0
Line of credit	4,532	0
Accounts payable	1,995	1,639
Accrued payroll, payroll taxes and related benefits	69,568	52,340
Income taxes payable	272	0
Other accrued liabilities	306	300
Workers’ compensation claims liabilities	24,541	18,718
Safety incentives liability	9,842	6,321

Total current liabilities	111,276	79,318

Long-term workers’ compensation claims liabilities	45,266	30,596
Long-term workers’ compensation claims liabilities for insured claims	757	1,879
Long-term debt	5,273	0
Deferred income taxes	10,607	8,152
Customer deposits and other long-term liabilities	1,786	1,497
Commitments and contingencies (Notes 7, 9 and 14)
Stockholders’ equity:
Preferred stock, $.01 par value; 500 shares authorized; no shares issued and outstanding	0	0
Common stock, $.01 par value; 20,500 shares authorized, 7,017 and 9,871 shares issued and outstanding	70	99
Additional paid-in capital	913	20,943
Accumulated other comprehensive income (loss)	23	(34)
Retained earnings	52,890	80,647

	53,896	101,655

	$228,861	$223,097

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

	2012	2011	2010
Revenues:
Professional employer service fees	$276,004	$190,113	$147,385
Staffing services	126,648	124,761	125,738

	402,652	314,874	273,123

Cost of revenues:
Direct payroll costs	95,128	94,568	95,439
Payroll taxes and benefits	169,724	123,017	96,660
Workers’ compensation	71,086	53,837	36,284

	335,938	271,422	228,383

Gross margin	66,714	43,452	44,740
Selling, general and administrative expenses	46,450	38,174	35,429
Depreciation and amortization	1,477	1,344	1,395

Income from operations	18,787	3,934	7,916

Other income (expense):
Life insurance proceeds	0	10,000	0
Investment income, net	700	1,174	849
Other	(28)	47	1,162

	672	11,221	2,011

Income before income taxes	19,459	15,155	9,927
Provision for income taxes	6,328	837	2,574

Net income	$13,131	$14,318	$7,353

Basic earnings per share	$1.70	$1.42	$.71

Weighted average number of basic shares outstanding	7,723	10,083	10,333

Diluted earnings per share	$1.67	$1.41	$.71

Weighted average number of diluted shares outstanding	7,863	10,150	10,372

Cash dividends per common share	$.46	$.38	$.33

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2012, 2011 and 2010

(In Thousands)

	For the year ended December 31,
	2012	2011	2010
Net income	$13,131	$14,318	$7,353
Reclassification of realized gains on marketable securities, net of tax of ($161) in 2010	0	0	(245)
Unrealized gains (losses) on marketable securities, net of tax of $36, $20 and ($50) in 2012, 2011 and 2010, respectively	57	31	(76)

Comprehensive income	$13,188	$14,349	$7,032

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2012, 2011 and 2010

(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2009	10,466	$105	$28,358	$256	$66,213	$94,932
Common stock issued on exercise of options	3	0	17	0	0	17
Stock option compensation expense, net of tax	0	0	192	0	0	192
Tax benefit of stock option exercises	0	0	9	0	0	9
Company repurchase of common stock	(267)	(3)	(3,412)	0	0	(3,415)
Cash dividends on common stock	0	0	0	0	(3,402)	(3,402)
Unrealized holding losses on marketable securities, net of tax	0	0	0	(76)	0	(76)
Reclassification of realized gains on sale of marketable securities, net of tax	0	0	0	(245)	0	(245)
Net income	0	0	0	0	7,353	7,353

Balance, December 31, 2010	10,202	$102	$25,164	$(65)	$70,164	$95,365
Common stock issued on exercise of options	8	0	54	0	0	54
Stock option compensation expense, net of tax	0	0	473	0	0	473
Tax benefit of stock option exercises	0	0	27	0	0	27
Company repurchase of common stock	(339)	(3)	(4,775)	0	0	(4,778)
Cash dividends on common stock	0	0	0	0	(3,835)	(3,835)
Unrealized holding gains on marketable securities, net of tax	0	0	0	31	0	31
Net income	0	0	0	0	14,318	14,318

Balance, December 31, 2011	9,871	$99	$20,943	$(34)	$80,647	$101,655
Common stock issued on exercise of options	132	1	1,844	0	0	1,845
Stock option compensation expense, net of tax	0	0	695	0	0	695
Tax benefit of stock option exercises	0	0	295	0	0	295
Company repurchase of common stock	(2,986)	(30)	(22,864)	0	(37,338)	(60,232)
Cash dividends on common stock	0	0	0	0	(3,550)	(3,550)
Unrealized holding gains on marketable securities, net of tax	0	0	0	57	0	57
Net income	0	0	0	0	13,131	13,131

Balance, December 31, 2012	7,017	$70	$913	$23	$52,890	$53,896

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(In Thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$13,131	$14,318	$7,353
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	1,477	1,344	1,395
Gains recognized on marketable securities	(4)	(52)	(950)
Gain recognized on sale and leaseback	(122)	(122)	(122)
Deferred income taxes	301	453	746
Share based compensation	695	473	192
Changes in certain assets and liabilities, net of amounts purchased in acquisitions:
Trade accounts receivable, net	(17,401)	(8,924)	(4,526)
Income taxes receivable	4,133	(1,777)	3,836
Prepaid expenses and other	1,043	(4,099)	(819)
Accounts payable	356	675	(153)
Accrued payroll, payroll taxes and related benefits	17,228	14,815	7,281
Other accrued liabilities	6	(142)	(182)
Income taxes payable	272	0	0
Workers’ compensation claims liabilities	20,663	12,839	3,294
Safety incentives liability	3,521	1,297	587
Customer deposits, long-term liabilities and other assets, net	358	258	14

Net cash provided by operating activities	45,657	31,356	17,946

Cash flows from investing activities:
Cash paid for acquisitions, including other direct costs	0	0	(375)
Purchase of property and equipment, net of amounts purchased in acquisitions	(3,712)	(1,247)	(1,606)
Proceeds from sales and maturities of marketable securities	39,190	76,256	23,119
Purchase of marketable securities	(33,539)	(78,013)	(35,207)
Proceeds from maturities of restricted marketable securities	10,796	7,854	4,697
Purchase of restricted marketable securities	(10,599)	(9,027)	(7,530)

Net cash provided by (used in) investing activities	2,136	(4,177)	(16,902)

Cash flows from financing activities:
Proceeds from credit-line borrowings	50,229	0	0
Payments on credit-line borrowings	(45,697)	0	0
Issuance of long-term debt	5,512	0	0
Payments on long-term debt	(19)	0	0
Repurchase of common stock	(25,432)	(4,778)	(3,415)
Redemption of mandatorily redeemable preferred stock	(34,800)	0	0
Dividends paid	(3,550)	(3,835)	(3,402)
Proceeds from the exercise of stock options	1,845	54	17
Excess tax benefits from share-based compensation	295	27	9

Net cash used in financing activities	(51,617)	(8,532)	(6,791)

Net (decrease) increase in cash and cash equivalents	(3,824)	18,647	(5,747)
Cash and cash equivalents, beginning of year	49,571	30,924	36,671

Cash and cash equivalents, end of year	$45,747	$49,571	$30,924

Supplemental schedule of noncash investing activities:
Acquisitions of other businesses:
Cost of acquisitions in excess of fair market value of net assets acquired	$0	$0	$357
Intangible assets acquired	0	0	15
Tangible assets acquired	0	0	3

Net cash paid for acquisitions	$0	$0	$375

Supplemental schedule of noncash financing activities:
Issuance of mandatorily redeemable preferred stock	$34,800	$0	$0

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Operations and Significant Accounting Policies

Nature of operations

Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), a Maryland corporation, is a leading provider of business management solutions, combining human resource outsourcing and professional management consulting to create a unique operational platform that differentiates us from our competitors. The Company’s integrated platform is built upon expertise in payroll processing, employee benefits, workers’ compensation coverage, risk management and workplace safety programs, and human resource administration. The Company provides both staffing and professional employer organization (“PEO”) services to a diversified group of customers through a network of branch offices throughout California, Oregon, Washington, Idaho, Arizona, Utah, Colorado, Maryland, Delaware and North Carolina. Approximately 79%, 75% and 69%, respectively, of our revenue during 2012, 2011 and 2010 were attributable to our California and Oregon operations.

The Company operates a wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”). AICE is a fully licensed captive insurance company holding a certificate of authority from the Arizona Department of Insurance. The purpose of AICE is twofold: (1) to provide access to more competitive and cost effective insurance markets and (2) to provide additional flexibility in cost effective risk management. The captive handles the Company’s workers’ compensation claims occurring on or after January 1, 2007. AICE provides excess workers’ compensation coverage from $1.0 million up to $5.0 million per occurrence in the states of California, Oregon, Delaware and Washington. AICE also provides general liability insurance coverage for BBSI on an as requested basis by third parties such as landlords and other vendors.

Effective January 5, 2010, the Company formed a wholly owned insurance company, Ecole Insurance Company (“Ecole”). Ecole is a fully licensed insurance company holding a certificate of authority from the Arizona Department of Insurance. Ecole provides workers’ compensation coverage to the Company’s employees working in Arizona beginning with claims occurring on or after March 1, 2010. The restricted capital used to capitalize the insurance company was approximately $6.1 million and is included in restricted marketable securities and workers’ compensation deposits in our consolidated balance sheets as a result of the capital requirement.

Principles of consolidation

The accompanying financial statements are prepared on a consolidated basis. All significant intercompany account balances and transactions between BBSI, AICE, Ecole and BBS I, LLC, the aircraft subsidiary which owns an aircraft for management’s operational travel needs, have been eliminated in consolidation.

Reportable Segment

The Company has one principal operating and reporting segment. The chief operating decision maker (currently our Chief Executive Officer) regularly reviews the financial

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

information of our business at a consolidated level in deciding how to allocate resources and assessing performance.

Revenue recognition

We recognize revenue as services are rendered by our workforce. PEO services are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, which cover all employees at a particular work site. Our client services agreements are renewable on an annual basis and typically require 30 days’ written notice to cancel or terminate the contract by either party. Our client services agreements provide for immediate termination upon any default of the client regardless of when notice is given. We report PEO revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our client services agreements. Consequently, our PEO service fee revenues represent the gross margin generated from our PEO services after deducting the amounts invoiced to PEO customers for direct payroll expenses such as salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment and safety incentives. These amounts are also excluded from cost of revenues. PEO service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers’ compensation coverage. Staffing services are engaged by customers to meet short-term and long-term personnel needs.

Cost of revenues

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

Cash and cash equivalents

We consider non-restricted short-term investments, which are highly liquid, readily convertible into cash, and have original maturities of less than three months, to be cash equivalents for purposes of the statements of cash flows. A substantial portion of the Company’s cash and cash equivalents is invested in tax-exempt money market funds managed by the Company’s principal bank. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. As of December 31, 2012, cash and cash equivalents exceeded federally insured limits by approximately $44.6 million. The Company has not experienced any losses related to its cash concentration.

Marketable securities

As of December 31, 2012, the Company’s marketable securities consisted of tax-exempt municipal securities, U.S. Treasuries and corporate bonds. We determine the appropriate classification for certain investments in debt securities, and classify our marketable securities as trading, available-for-sale or held-to-maturity. The Company classifies municipal securities and certain of its corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost and the Company’s ability and intent to hold the investments. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. Certain of the Company’s corporate bonds are classified as held-to-maturity and are reported at amortized cost.

Restricted marketable securities

At December 31, 2012 and 2011, restricted marketable securities consisted primarily of governmental debt instruments with maturities generally from 180 days to two years (see Note 3, Note 4 and Note 6). At December 31, 2012 and 2011, the approximate fair value of restricted marketable securities equaled their approximate amortized cost. Restricted marketable securities have been categorized as held-to-maturity and, as a result, are stated at amortized cost. Realized gains and losses on sales of restricted marketable securities are included in other income (expense) on our consolidated statements of operations.

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

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Allowance for doubtful accounts (Continued)

Our allowance for doubtful accounts activity is summarized as follows (in thousands):

	2012	2011	2010
Balance at January 1,
Allowance for doubtful accounts	$452	$374	$516
Charges to expense	195	100	150
Write-offs of uncollectible accounts, net of recoveries	(266)	(22)	(292)
Balance at December 31,

Allowance for doubtful accounts	$381	$452	$374

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

Property, equipment and software

Property, equipment and software are stated at cost. Expenditures for maintenance and repairs are charged to operating expense as incurred and expenditures for additions and improvements are capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in the consolidated statements of operations.

Depreciation of property, equipment and software is calculated using either straight-line or accelerated methods over estimated useful lives of the related assets or lease terms, as follows:

Years
Buildings	39
Office furniture and fixtures	7
Computer hardware and software	3-10
Aircraft	20
Leasehold improvements	Life of lease

Impairment of long-lived assets

Long-lived assets, such as property, equipment and software and acquired intangibles, subject to amortization, are reviewed for impairment annually, or whenever events or changes in circumstances indicate that the remaining estimated useful life may warrant revision or that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, significant under-performance relative to expected and/or historical results (such as two years of significant sales declines or two years of significant negative operating cash flows), significant negative industry or economic trends, or knowledge of transactions involving the sale of similar property at amounts below the carrying value.

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

Comprehensive income (loss) (Continued)

(loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income (loss) is comprised of unrealized holding gains and losses on our available for sale marketable securities.

Statements of cash flows

Interest paid during 2012, 2011 and 2010 did not materially differ from interest expense.

Income taxes paid by the Company in 2012, 2011 and 2010 totaled $3.3 million, $4.7 million and $1.8 million, respectively.

Basic and diluted earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year using the treasury method. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted average number of basic shares outstanding	7,722,733	10,082,528	10,332,685
Effect of dilutive securities	139,860	67,751	39,775

Weighted average number of diluted shares outstanding	7,862,593	10,150,279	10,372,460

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2012 presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows, working capital or stockholder’s equity.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for us for annual and interim periods beginning January 1, 2013. We will comply with the disclosure requirements of this ASU for the quarter ending March 31, 2013.

2.	Stock Repurchase

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

Effective September 21, 2012, the Company redeemed all of the outstanding shares of its Series A Nonconvertible, Non-Voting Redeemable Preferred Stock for $34.8 million using a combination of cash on hand and availability under a new revolving credit facility provided by its principal bank. By redeeming the preferred stock within six months of issuance, the Company was not required to pay a 5% semi-annual dividend of approximately $870,000 due September 28, 2012.

3.	Fair Value of Financial Instruments and Concentration of Credit Risk

All of our financial instruments are recognized in our balance sheet. Carrying values approximate fair value of most financial assets and liabilities. The fair value of restricted marketable securities consisting primarily of U.S. Treasury bills and municipal bonds is recorded at amortized cost which approximates market value for similar instruments. The interest rates on our restricted marketable security investments approximate current

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

At December 31, 2012, we had significant concentrations of credit risk as follows:

-	Cash and cash equivalents—approximately $44.2 million of the Company’s cash and cash equivalents at December 31, 2012 were invested in tax-exempt money market funds. Fair value was determined using quoted prices in active markets for identical securities.

-	Marketable securities—$5.6 million, at fair value, in municipal bonds.

4.	Fair Value Measurement

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

Marketable securities consist of the following (in thousands):

	December 31, 2012			December 31, 2011
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Current:
Available-for-sale:
Municipal bonds	$409	$1	$410	$5,804	$8	$5,812	2
Corporate bonds	14,764	16	14,780	11,070	(4)	11,066	2
U.S. Treasuries	1,555	3	1,558	0	0	0	1

	$16,728	$20	$16,748	$16,874	$4	$16,878

Long term:
Available-for-sale:
Municipal bonds	$292	$1	$293	$0	$0	$0	2
Corporate bonds	9,111	28	9,139	14,971	(33)	14,938	2
Held-to-maturity:
Corporate bonds	467	0	467	457	0	457	2

	$9,870	$29	$9,899	$15,428	$(33)	$15,395

The Company’s restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	December 31, 2012			December 31, 2011
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Available-for-sale:
Municipal bonds	$4,920	$17	$4,937	$5,580	$17	$5,597	2
Corporate bonds	2,035	5	2,040	148	(1)	147	2
U.S. treasuries	1,780	0	1,780	1,567	0	1,567	1

	$8,735	$22	$8,757	$7,295	$16	$7,311

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

5.	Property, Equipment and Software

Property, equipment and software consist of the following (in thousands):

	December 31,
	2012	2011
Buildings	$10,897	$10,613
Office furniture and fixtures	6,095	5,888
Computer hardware and software	7,098	5,098
Aircraft	4,584	4,256

	28,674	25,855
Less accumulated depreciation and amortization	11,675	11,096

	16,999	14,759
Land	1,490	1,490

	$18,489	$16,249

6.	Workers’ Compensation Claims

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

The Company has provided a total of $70.6 million and $51.2 million at December 31, 2012 and 2011, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $757,000 and $1.9 million at December 31, 2012 and 2011, respectively. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by an independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. These estimates also include amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Workers’ Compensation Claims (Continued)

Liabilities incurred for work-related employee fatalities and for severely injured workers, as determined by the state in which the accident occurred, are recorded either at an agreed lump-sum settlement amount or the net present value of future fixed and determinable payments over the actuarially determined remaining life expectancy of the beneficiary, discounted at a rate that approximates a long-term, high-quality corporate bond rate. Our excess workers’ compensation insurance retention is $5.0 million per occurrence in all our self-insured states, except for Maryland and Colorado where our retention is at $1.0 million and $500,000 per occurrence, respectively. We present our accrued liabilities for workers’ compensation claims on a gross basis along with a corresponding receivable from our insurers, as we are the primary obligor for payment of the related insured claims. We maintain excess workers’ compensation insurance coverage with ACE American Insurance Company (“ACE”), between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with ACE is between $1.0 million and $25.0 million per occurrence and in Colorado where the coverage with ACE is from $500,000 to statutory limits per occurrence. Prior to December 1, 2012, similar excess workers’ compensation coverage was through American International Group.

We continue to evaluate the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

At December 31, 2012, our long-term workers’ compensation claims liabilities in the accompanying balance sheet included $390,000 for work-related fatalities. The aggregate undiscounted pay-out amount related to the catastrophic injuries and fatalities is $523,000. The discount rates applied to the discounted liabilities range from 4.25% to 9.00%. These rates represented the then-current rates for high quality long-term debt securities available at the date of loss with maturities equal to the length of the pay-out period to the beneficiaries. The actuarially determined pay-out periods to the beneficiaries range from 7 to 32 years.

The states of California, Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments, totaling $26.1 million at December 31, 2012 and $9.0 million at December 31, 2011, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 2012, we have provided standby letters of credit and a surety bond totaling $23.8 million. The investments are included in restricted marketable securities and workers’ compensation deposits in the accompanying balance sheets. Prior to July 1, 2012, we participated in California’s alternative security program requiring us to pay the State an annual fee, which is determined by several factors, including the amount of a calculated future security deposit and our overall credit rating. The annual fee paid to the State of California for 2011 and 2010 was $292,000 and $209,000, respectively. Effective July 1, 2012, the State of California increased the Company’s surety deposit requirement by $17.2 million which the Company satisfied through an increase to its standby letters of credit.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Workers’ Compensation Claims (Continued)

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at January 1,
Workers’ compensation claims liabilities	$51,193	$39,302	$35,958
Claims expense accrual:
Current year	38,386	26,161	16,850
Prior years	12,352	9,978	880

	50,738	36,139	17,730

Claims payments related to:
Current year	6,746	5,565	3,814
Prior years	24,613	18,683	10,572

	31,359	24,248	14,386

Balance at December 31,
Workers’ compensation claims liabilities	$70,564	$51,193	$39,302

Incurred but not reported (IBNR)	$47,992	$37,335	$27,163

7.	Revolving Credit Facility and Long-Term Debt

Effective September 18, 2012, the Company entered into a new credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with initial borrowing capacity of up to $24.0 million. At December 31, 2012, the Company had $4.5 million outstanding on its revolving credit line. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $23.8 million at December 31, 2012.

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

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles and equipment. Under the Agreement, the maximum principal amount available will be reduced by $2.5 million every six months commencing April 1, 2013.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Revolving Credit Facility and Long-Term Debt (Continued)

The Agreement, as amended, requires the satisfaction of certain financial covenants as follows:

•	Minimum Fixed Charge Coverage ratio of no less than 1.25:1.0, measured quarterly on a rolling four-quarter basis beginning December 31, 2012;

•

Funded Debt: EBITDA of no more than 2.25:1 through September 30, 2013; 1.75:1 through September 30, 2014; 1.5:1 through September 30, 2015; and 1.25:1 thereafter, measured quarterly on a rolling four-quarter basis beginning December 31, 2012;

•	Ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly; and

•	Prohibition on incurring additional indebtedness without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at December 31, 2012.

Effective November 1, 2012, the Company entered into a term loan with the Bank for approximately $5.5 million secured by the Company’s corporate office building in Vancouver, Washington. The term loan requires payment of monthly installments of $18,375 beginning December 1, 2012, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017. The addition of the term loan increased the total credit facility to approximately $29.5 million at December 31, 2012.

8.	401(k) Savings Plan

We have a Section 401(k) Retirement Savings Plan for the benefit of our eligible employees. All staffing and management employees 21 years of age or older become eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive 12-month period following the initial date of employment. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. The determination of discretionary Company contributions to the plan, if any, is at the sole discretion of our Board of Directors. No discretionary Company contributions were made to the plan for the years ended December 31, 2012, 2011 and 2010.

We make matching contributions to the 401(k) plan under a safe harbor provision, whereby the Company matches 100% of contributions by management and staffing

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	401(k) Savings Plan (Continued)

employees up to 3% of each participating employee’s annual compensation; and 50% of the employee’s contributions up to an additional 2% of annual compensation. We made $610,000, $494,000 and $413,000 in matching contributions during 2012, 2011 and 2010, respectively. Participants’ interests in Company safe harbor contributions to the plan are fully vested when made.

9.	Commitments and Contingencies

Lease commitments

We lease office space for our branch offices under operating lease agreements that require minimum annual payments as follows (in thousands):

Year ending December 31,
2013	$2,649
2014	2,129
2015	1,724
2016	1,258
2017	774
Thereafter	0

$8,534

Rent expense for the years ended December 31, 2012, 2011 and 2010 was approximately $2.9 million for each year.

Contingency

During September 2012, California Senate Bill 863 (“SB 863”), designed to reform California’s workers’ compensation system, was signed into law. Section 3701.9 of Section 16 of SB 863 was added to the Labor Code and includes a provision whereby the California Director of Self-Insurance is required not to issue certificates of consent to self-insure after January 1, 2013 to any employer engaged in the activities of a professional employer organization, a leasing employer, a temporary services employer or any employer the Director determines to be in the business of providing employees to other employers. Additionally, a certificate of consent to self-insure that previously had been issued to any employer engaged in these types of activities is required to be revoked by the Director not later than January 1, 2015. If the Company, which has a certificate of consent to self-insure in place, is not able to secure alternatives to address the impact of SB 863 on the Company’s ability to continue its self-insurance program in California, our results of operations may be adversely affected.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Related Party Transactions

During 2009, pursuant to the approval of all disinterested outside directors, the Company purchased 1.25 acres of river front property on the Columbia River in Washougal, Washington for a total cost of $1.5 million. The purchase was financed with cash of $1.0 million and a note payable of $500,000. The note payable is included in other long-term liabilities in the accompanying balance sheet. Prior to his death on January 20, 2011, William W. Sherertz, previously the Company’s Chief Executive Officer, had planned to construct and operate a restaurant on the property under a triple net ground lease between the Company and the LLC he had formed with an outside third party. Mr. Sherertz’s estate now holds a majority interest in the LLC. The lease requires annual cash payments by the LLC of $25,000 through the end of 2011 and 5% of the restaurant’s gross income, if any, thereafter through the end of the lease in December 2020. The cost of the property is included in the Company’s other assets at December 31, 2012 and 2011.

11.	Income Taxes

The provision for income taxes from continuing operations are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$5,378	$857	$1,211
State	685	(474)	606

	6,063	383	1,817

Deferred:
Federal	341	283	601
State	(76)	171	156

	265	454	757

Total provision	$6,328	$837	$2,574

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Income Taxes (Continued)

Deferred income tax assets and liabilities are comprised of the following components (in thousands):

	December 31,
	2012	2011
Gross deferred income tax assets:
Workers' compensation claims liabilities	$4,833	$4,266
Safety incentives payable	3,422	2,064
Allowance for doubtful accounts	148	175
Deferred compensation	44	180
Tax effect of unrealized losses, net	936	883
Alternative minimum tax credit carryforward	0	740
State credit carryforward	805	490
State loss carryforward	0	15
Other	284	305

	10,472	9,118
Less valuation allowance	1,773	1,333

	8,699	7,785

Gross deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(2,017)	(1,851)
Tax amortization of goodwill	(9,141)	(8,128)

	(11,158)	(9,979)

Net deferred income tax liabilities	$(2,459)	$(2,194)

The effective tax rate for continuing operations differed from the U.S. statutory federal tax rate due to the following:

	Year ended December 31,
	2012	2011	2010
Statutory federal tax rate	35.0%	34.0%	34.0%
State taxes, net of federal benefit	.4	(4.2)	5.3
Valuation allowance on capital loss carryforward and state tax credit carryforward	2.3	3.1	(4.4)
Adjustment for final positions on filed returns	(.3)	(.3)	1.5
Officer life insurance proceeds	0	(22.4)	0
Nondeductible expenses and other, net	4.4	3.9	5.8
Federal tax-exempt interest income	(.4)	(.9)	(.7)
Federal and state tax credits	(8.9)	(7.7)	(15.6)

	32.5%	5.5%	25.9%

The Company has established a valuation allowance for certain deferred tax assets due to uncertainties regarding the Company’s ability to generate future taxable investment

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Income Taxes (Continued)

gains in order to utilize certain investment impairment losses and investment loss carryforwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31, 2012, we maintained a valuation allowance for approximately $1.8 million of federal and state tax benefits that are not expected to be utilized.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2007. As of December 31, 2012 and 2011, we had no unrecognized tax benefits. We are currently under exam by the Internal Revenue Service and the State of California.

The Company is subject to income taxes in multiple state and local tax jurisdictions. A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income to total consolidated income, the Company’s state effective rate can fluctuate from expectations. As a result of the mix of income subject to state income tax, total state tax expense decreased by approximately $498,000 and $502,000 in 2012 and 2011, respectively. In 2010, state tax expense increased by approximately $50,000.

At December 31, 2012, the Company had capital loss carryforwards of approximately $2.5 million. Unless utilized in earlier tax years, the carryforwards expire in 2015. At December 31, 2012, the Company also had state tax credit carryforwards of $1.2 million, which have no expiration date.

12.	Stock Incentive Plans

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 13, 2009. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2009 Plan is 1,000,000 of which the aggregate number of shares for which incentive stock options may be granted under the Plan is 900,000. No new grants of stock options may be made under the Company’s 2003 Stock Incentive Plan (the “2003 Plan”). At December 31, 2012, there were option awards covering 538,697 shares outstanding under the 2009 plan, together with the 2003 Plan and its predecessor, the 1993 Stock Incentive Plan. Outstanding options under all the plans generally expire ten years after the date of grant. Options are generally exercisable in four equal annual installments beginning one year after the date of grant.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Incentive Plans (Continued)

The Company recognizes compensation expense for options awarded under its stock incentive plans based on the grant-date fair value. Compensation expense is attributed to earnings using the straight-line method over the requisite service period.

A summary of the status of the Company’s stock options at December 31, 2012, 2011 and 2010, together with changes during the periods then ended, is presented below:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2009	315,319
Options granted at market price	87,000	$13.43
Options exercised	(2,750)	6.29

Outstanding at December 31, 2010	399,569
Options granted at market price	289,200	16.06
Options exercised	(7,475)	7.24
Options cancelled	(10,000)	14.39

Outstanding at December 31, 2011	671,294
Options granted at market price	7,500	17.55
Options exercised	(131,997)	13.98
Options cancelled	(8,100)	13.85

Outstanding at December 31, 2012	538,697

Available for grant at December 31, 2012	586,900

The following table presents information on stock options outstanding as of and for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
(in thousands, except share data)	2012	2011
Intrinsic value of options exercised in the period	$895	$69

($ in thousands, except share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Stock options:
Outstanding December 31, 2011	671,294	$14.48	6.9	$3,676
Exerciseable at December 31, 2011	283,344	13.62	4.2	1,796
Outstanding December 31, 2012	538,697	14.66	6.6	12,621
Exerciseable at December 31, 2012	241,772	13.60	4.8	5,922

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Incentive Plans (Continued)

The aggregate intrinsic value of stock options represents the difference between the Company’s closing stock price at the end of the period and the relevant exercise price multiplied by the number of options outstanding at the end of the period at each such price.

The fair value of stock option awards as determined under the Black-Scholes option-pricing model was estimated with the following weighted-average assumptions:

	2012	2011	2010
Expected volatility	65.9%	65.9%	58.8%
Risk free interest rate	2.9%	2.9%	3.0%
Expected dividend yield	2.5%	2.3%	2.4%
Expected term	7.3 years	7.3 years	7.0 years
Weighted average fair value per share	$9.08	$7.20	$5.59

There were no options granted during 2012, 2011 or 2010 below market price.

On July 2, 2012, the Company granted 47,500 restricted stock units at a fair value of $21.44 per share which represented the closing price of the Company’s stock on the date of grant. The restricted stock units vest in four equal annual installments beginning one year following the date of grant.

The following table summarizes stock-based compensation expense related to stock option and restricted stock unit awards (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation expense included in selling, general and administrative expenses	$695	$473	$192
Deferred income taxes	272	188	76

Stock-based compensation expense related to stock options and restricted stock units, net of tax	$423	$285	$116

As of December 31, 2012, unrecognized compensation expense related to stock options and restricted stock units was $2.6 million with a weighted average remaining contractual period of 4.4 years.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Incentive Plans (Continued)

The following table summarizes information about stock options outstanding at December 31, 2012:

Options outstanding				Options exercisable
Exercise price range	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Exercisable at December 31, 2012	Weighted- average exercise price
$2.01 - $ 2.58	3,250	$2.21	.3	3,250	$2.21
8.82 - 17.55	535,447	14.74	6.6	238,522	13.75

	538,697	14.66		241,772	13.60

13.	Stock Repurchase Program

The Company maintains a stock repurchase program approved by the Board of Directors which authorizes the repurchase of shares from time to time in open market purchases. The repurchase program currently allows for the repurchase of approximately 1.2 million additional shares as of December 31, 2012.

No share repurchases were made under the repurchase program during 2012. During 2011 and 2010, the Company repurchased 339,384 and 266,672 shares for weighted average prices of $14.08 and $12.79 per share, respectively.

14.	Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

15.	Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts and market price per share)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2012
Revenues	$82,422	$95,500	$111,069	$113,662
Cost of revenues	75,865	79,159	89,505	91,410
Net (loss) income	(2,213)	3,743	5,812	5,789
Basic (loss) earnings per share	(.22)	.54	.83	.83
Diluted (loss) earnings per share	(.22)	.53	.81	.80
Common stock market prices:
High	$21.10	$21.45	$28.96	$39.49
Low	15.68	18.88	19.99	26.19
Year ended December 31, 2011
Revenues	$68,769	$76,013	$85,384	$84,708
Cost of revenues	63,171	62,732	69,231	86,288
Net (loss) income	5,546	3,449	5,414	(96)
Basic (loss) earnings per share	.54	.34	.54	(.01)
Diluted (loss) earnings per share	.54	.34	.54	(.01)
Common stock market prices:
High	$16.22	$16.83	$15.77	$20.00
Low	13.50	13.76	12.25	13.49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. Registrant

Date: March 15, 2013	By:	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 2013.

Principal Executive Officer and Director:

/s/ Michael L. Elich Michael L. Elich	President and Chief Executive Officer and Director

Principal Financial and Accounting Officer:

/s/ James D. Miller James D. Miller	Vice President-Finance, Treasurer and Secretary

Majority of Directors:

/s/ Thomas J. Carley Thomas J. Carley	Director

/s/ James B. Hicks James B. Hicks, Ph.D.	Director

/s/ Roger L. Johnson Roger L. Johnson	Director

/s/ Jon L. Justesen Jon L. Justesen	Director

/s/ Anthony Meeker Anthony Meeker	Chairman of the Board and Director

EXHIBIT INDEX

3.1	Charter of the Registrant, as amended, through March 27, 2012. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 0-21886).

3.2	Bylaws of the Registrant, as amended effective March 11, 2013. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 13, 2013.

4.1	Restated Credit Agreement dated as of November 1, 2012, between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”). Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “2012 Third Quarter 10-Q”).

4.2	Revolving Reducing Note dated September 18, 2012, of the Registrant. Incorporated by reference to Exhibit 4.2 to the 2012 Third Quarter 10-Q.

4.3	Standby Letter of Credit Agreement dated as of September 18, 2012, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.3 to the 2012 Third Quarter 10-Q.

4.4	Term Note dated November 1, 2012, of the Registrant. Incorporated by reference to Exhibit 4.4 to the 2012 Third Quarter 10-Q.

The Registrant has incurred additional long-term indebtedness as to which the amount involved is less than 10 percent of the Registrant’s total assets. The Registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10.1	Second Amended and Restated 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-21886).*

10.2	2003 Stock Incentive Plan of the Registrant (the “2003 Plan”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-21886).*

10.3	Form of Incentive Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”).*

10.4	Form of Nonqualified Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2003 10-K.*

10.5	Form of Incentive Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).*

10.6	Form of Nonqualified Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2005 10-K.*

10.7	Form of Annual Director Option Agreement for July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.14 to the 2005 10-K.*

10.8	Form of Incentive Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).*

10.9	Form of Employee Nonqualified Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.17 to the 2008 10-K.*

10.10	Form of Non-Employee Director Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.18 to the 2008 10-K.*

10.11	2009 Stock Incentive Plan of the Registrant (the “2009 Plan”). Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10.12	Form of Incentive Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “2010 First Quarter 10-Q”).*

10.13	Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the 2010 First Quarter 10-Q.*

10.14	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2010 First Quarter 10-Q.*

10.15	Employment Agreement between the Registrant and Michael L. Elich, dated September 25, 2001. Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-2 (Registration No. 333-126496) filed July 11, 2005.*

10.16	Summary of compensatory arrangements for non-employee directors of the Registrant.*

10.17	Lease Agreement between the Registrant and the Black Pearl on the Columbia, LLC, as of December 23, 2009. Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.18	Form of Incentive Stock Option Award Agreement under the Registrant’s 2009 Stock Incentive Plan (the “2009 Plan”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “2011 First Quarter 10-Q”).*

10.19	Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the 2011 First Quarter 10-Q.*

10.20	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2011 First Quarter 10-Q.*

10.21	Change in Control Employment Agreement between the Registrant and Michael L. Elich, dated April 12, 2011. Incorporated by reference to Exhibit 10.4 to the 2011 First Quarter 10-Q.*

10.22	Change in Control Employment Agreement between the Registrant and Gregory R. Vaughn, dated April 12, 2011. Incorporated by reference to Exhibit 10.5 to the 2011 First Quarter 10-Q.*

10.23	Change in Control Employment Agreement between the Registrant and James D. Miller, dated April 12, 2011. Incorporated by reference to Exhibit 10.6 to the 2011 First Quarter 10-Q.*

10.24	Stock Repurchase Agreement, dated as of March 9, 2012, by and among Barrett Business Services, Inc., Kimberly J. Jacobsen Sherertz in her capacities as Personal Representative of the Estate of William W. Sherertz and Trustee of the Barrett Share Trust under the Will of William W. Sherertz, and Kimberly J. Jacobsen Sherertz individually. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 13, 2012 (the “2012 8-K”).

10.25	Stock Repurchase Agreement, dated as of March 9, 2012, by and between Barrett Business Services, Inc. and Nancy Sherertz. Incorporated by reference to Exhibit 10.2 to the 2012 8-K.

10.26	Form of Indemnification Agreement with each outside director of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 16, 2012.

10.27	Summary of Annual Cash Incentive Compensation Plan for Executives of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “2012 Second Quarter 10-Q”.*

10.28	Form of Employee Restricted Stock Units Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the 2012 Third Quarter 10-Q.*

10.29	Form of Non-Employee Director Restricted Stock Units Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the 2012 Third Quarter 10-Q.*

21	Subsidiaries of the Registrant.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

99.1	Description of Capital Stock. Incorporated by reference to Exhibit 99.1 to the 2012 Second Quarter 10-Q.

101.	INS XBRL Instance Document **

101.	SCH XBRL Taxonomy Extension Schema Document **

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document **

101.	LAB XBRL Taxonomy Extension Label Linkbase Document **

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document **

*	Denotes a management contract or a compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended and, otherwise are not subject to liability under those sections.