Form 10-Q
period 2013-03-31
BARRETT BUSINESS SERVICES INC
filed 2013-05-09
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Number of shares of common stock, $.01 par value, outstanding at April 30, 2013 was 7,044,131 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$48,015	$45,747
Marketable securities	18,987	16,748
Trade accounts receivable, net	70,292	63,921
Income taxes receivable	7,187	0
Prepaid expenses and other	4,036	4,854
Deferred income taxes	8,150	8,148

Total current assets	156,667	139,418
Marketable securities	11,276	9,899
Property, equipment and software, net	19,228	18,489
Restricted marketable securities and workers’ compensation deposits	10,583	9,726
Other assets	3,292	3,509
Goodwill	47,820	47,820

	$248,866	$228,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$220	$220
Line of credit	0	4,532
Accounts payable	2,482	1,995
Accrued payroll, payroll taxes and related benefits	89,493	69,568
Income taxes payable	0	272
Other accrued liabilities	468	306
Workers’ compensation claims liabilities	26,084	24,541
Safety incentives liability	10,288	9,842

Total current liabilities	129,035	111,276
Long-term workers’ compensation claims liabilities	51,128	46,023
Long-term debt	5,219	5,273
Deferred income taxes	10,607	10,607
Customer deposits and other long-term liabilities	1,779	1,786
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500 shares authorized; no shares issued and outstanding	0	0
Common stock, $.01 par value; 20,500 shares authorized, 7,041 and 7,017 shares issued and outstanding	70	70
Additional paid-in capital	1,580	913
Accumulated other comprehensive income	19	23
Retained earnings	49,429	52,890

	51,098	53,896

	$248,866	$228,861

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Professional employer service fees	$81,818	$56,212
Staffing services	29,733	26,210

Total revenues	111,551	82,422

Cost of revenues:
Direct payroll costs	22,296	19,652
Payroll taxes and benefits	59,123	42,992
Workers’ compensation	21,821	13,221

Total cost of revenues	103,240	75,865

Gross margin	8,311	6,557
Selling, general and administrative expenses	11,811	9,762
Depreciation and amortization	460	348

Loss from operations	(3,960)	(3,553)

Other income (expense):
Investment income, net	173	222
Interest expense	(80)	0
Other	(6)	(7)

Other income	87	215

Loss before income taxes	(3,873)	(3,338)
Benefit from income taxes	(1,324)	(1,125)

Net loss	$(2,549)	$(2,213)

Basic loss per common share	$(.36)	$(.22)

Weighted average number of basic common shares outstanding	7,022	9,875

Diluted loss per common share	$(.36)	$(.22)

Weighted average number of diluted common shares outstanding	7,022	9,875

Cash dividends per common share	$.13	$.11

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(2,549)	$(2,213)
Unrealized (losses) gains on marketable securities, net of tax of $(2) and $26 in 2013 and 2012, respectively	(4)	41

Comprehensive loss	$(2,553)	$(2,172)

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2013 and 2012

(Unaudited)

(In thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2011	9,871	$99	$20,943	$(34)	$80,647	$101,655
Common stock issued on exercise of options	106	1	1,556	0	0	1,557
Stock option compensation expense, net of tax	0	0	140	0	0	140
Tax benefit of stock option exercises	0	0	225	0	0	225
Repurchase of common stock	(2,986)	(30)	(22,864)	0	(37,338)	(60,232)
Cash dividends on common stock	0	0	0	0	(1,098)	(1,098)
Unrealized holding gains on marketable securities, net of tax	0	0	0	41	0	41
Net loss	0	0	0	0	(2,213)	(2,213)

Balance, March 31, 2012	6,991	70	0	7	39,998	40,075

Balance, December 31, 2012	7,017	70	913	23	52,890	53,896
Common stock issued on exercise of options	24	0	204	0	0	204
Stock option compensation expense, net of tax	0	0	183	0	0	183
Tax benefit of stock option exercises	0	0	280	0	0	280
Cash dividends on common stock	0	0	0	0	(912)	(912)
Unrealized holding losses on marketable securities, net of tax	0	0	0	(4)	0	(4)
Net loss	0	0	0	0	(2,549)	(2,549)

Balance, March 31, 2013	7,041	$70	$1,580	$19	$49,429	$51,098

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	(2,549)	$(2,213)
Reconciliations of net loss to net cash provided by operating activities:
Depreciation and amortization	460	348
Gains recognized on marketable securities	0	(1)
Gain recognized on sale and leaseback	(30)	(30)
Deferred income taxes	(4)	(1,474)
Share-based compensation	183	140
Changes in certain assets and liabilities:
Trade accounts receivable, net	(6,371)	(6,655)
Income taxes receivable	(7,187)	100
Prepaid expenses and other	818	1,388
Accounts payable	487	343
Accrued payroll, payroll taxes and related benefits	19,925	16,549
Other accrued liabilities	162	467
Income taxes payable	(272)	0
Workers’ compensation claims liabilities	6,648	1,849
Safety incentives liability	446	658
Customer deposits, long-term liabilities and other assets, net	240	19

Net cash provided by operating activities	12,956	11,488

Cash flows from investing activities:
Purchase of property and equipment	(1,199)	(720)
Proceeds from sales and maturities of marketable securities	7,651	16,034
Purchase of marketable securities	(11,269)	(13,446)
Proceeds from maturities of restricted marketable securities	673	2,722
Purchase of restricted marketable securities	(1,530)	(2,684)

Net cash (used in) provided by investing activities	(5,674)	1,906

Cash flows from financing activities:
Proceeds from credit-line borrowings	78,057	0
Payments on credit-line borrowings	(82,589)	0
Payments on long-term debt	(54)	0
Repurchase of common stock	0	(25,432)
Dividends paid	(912)	(1,098)
Proceeds from exercise of stock options	204	1,557
Excess tax benefits from share-based compensation	280	225

Net cash used in financing activities	(5,014)	(24,748)

Net increase (decrease) in cash and cash equivalents	2,268	(11,354)
Cash and cash equivalents, beginning of period	45,747	49,571

Cash and cash equivalents, end of period	$48,015	$38,217

Supplemental schedule of noncash financing activities:
Issuance of mandatorily redeemable preferred stock	$0	$34,800

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“Barrett”, “BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K at pages F1 – F29. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

Revenue recognition

We recognize revenue as services are rendered by our workforce. Professional employer services are normally used by organizations to satisfy ongoing human resource management needs and typically involve contracts with a minimum term of one year, which cover all employees at a particular work site. Our client services agreements are renewable on an annual basis and typically require 30 days’ written notice to cancel or terminate the contract by either party. Our client services agreements provide for immediate termination upon any default of the client regardless of when notice is given. We report professional employer services revenues on a net basis because we are not the primary obligor for the services provided by our co-employed clients to their customers pursuant to our client services agreements. Consequently, our professional employer service revenues represent the gross margin generated from our professional employer services after deducting the amounts invoiced to clients for direct payroll expenses such as salaries and wages and safety incentives. These amounts are also excluded from cost of revenues. Professional employer service revenues also include amounts invoiced to our clients for employer payroll-related taxes and workers’ compensation coverage. Staffing services are engaged by customers to meet short-term and long-term personnel needs.

Marketable securities

As of March 31, 2013, the Company’s marketable securities consisted of tax-exempt municipal securities, U.S. treasuries and corporate bonds. The Company classifies municipal securities, U.S. treasuries, and certain of its corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. Certain of the Company’s corporate bonds are classified as held-to-maturity and are reported at amortized cost.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $383,000 and $381,000 at March 31, 2013 and December 31, 2012, respectively. The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

Workers’ compensation claims

The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees co-employed through our client service agreements) working in California, Oregon, Maryland, Delaware and Colorado. In the state of Washington, state law allows only the Company’s staffing services and internal management employees to be covered under the Company’s self-insured workers’ compensation program. Additionally, the Company operates a wholly-owned fully licensed insurance company, Ecole Insurance Company (“Ecole”), in Arizona to provide workers’ compensation coverage to our employees in Arizona.

To manage our financial exposure, in the event of catastrophic injuries or fatalities, the Company maintains excess workers’ compensation insurance through our wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”), with a per occurrence retention of $5.0 million, except in Maryland and Colorado, where our per occurrence retention is $1.0 million and $500,000, respectively. AICE maintains excess workers’ compensation insurance coverage with ACE American Insurance Company (“ACE”), between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with ACE is between $1.0 million and $25.0 million per occurrence, and in Colorado, where the coverage with ACE is between $500,000 and statutory limits per occurrence. The Company continues to evaluate the financial capacity of its insurers to assess the recoverability of the related insurer receivables.

The Company has provided a total of $77.2 million and $70.6 million at March 31, 2013 and December 31, 2012, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Safety incentives liability

Safety incentives represent cash incentives paid to certain client companies under client service agreements for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting agreed-upon loss objectives. The Company has provided $10.3 million at March 31, 2013 and $9.8 million at December 31, 2012 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators, and the expected payout as determined by historical incentive payment trends. Safety incentive expense is netted against professional employer services revenue in our consolidated statements of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2013 presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows, working capital or stockholders’ equity.

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 – Revolving Credit Facility

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with initial borrowing capacity of up to $24.0 million. The Company had no outstanding borrowings on the revolving credit facility at March 31, 2013. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $23.8 million at March 31, 2013.

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

The Agreement, as amended, requires the satisfaction of certain financial covenants as follows:

•	Minimum Fixed Charge Coverage ratio of no less than 1.25:1.0, measured quarterly on a rolling four-quarter basis;

•

Funded Debt: EBITDA of no more than 2.25:1 through September 30, 2013; 1.75:1 through September 30, 2014; 1.5:1 through September 30, 2015; and 1.25:1 thereafter, measured quarterly on a rolling four-quarter basis;

•	Ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly; and

•	Prohibition on incurring additional indebtedness without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at March 31, 2013.

Note 4 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential effects of the exercise of outstanding stock options and vesting of restricted stock units. Basic and diluted common shares outstanding are summarized as follows:

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Basic and Diluted Earnings Per Share (Continued)

	Three Months Ended March 31,
	2013	2012
Weighted average number of basic common shares outstanding	7,022,272	9,874,857
Effect of dilutive securities	0	0

Weighted average number of diluted common shares outstanding	7,022,272	9,874,857

As a result of the net loss reported for the three months ended March 31, 2013 and 2012, 291,056 and 112,894 potential common shares, respectively, have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive.

Note 5- Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended March 31,
	2013	2012
Beginning balance
Workers’ compensation claims liabilities	$70,564	$51,193
Add: claims expense accrual:
Current period	12,677	8,163
Prior periods	3,452	0

Total expense accrual	16,129	8,163

Less: claim payments related to:
Current period	426	279
Prior periods	9,055	6,283

Total paid	9,481	6,562

Ending balance
Workers’ compensation claims liabilities	$77,212	$52,794

Incurred but not reported (IBNR)	$51,838	$38,280

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Fair Value Measurement

Marketable securities consist of the following investments (in thousands):

	March 31, 2013			December 31, 2012
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Current:
Available-for-sale:
Municipal bonds	$194	$1	$195	$409	$1	$410	2
Corporate bonds	17,206	29	17,235	14,764	16	14,780	2
US treasuries	1,554	3	1,557	1,555	3	1,558	1

	$18,954	$33	$18,987	$16,728	$20	$16,748

Long term:
Available-for-sale:
Municipal bonds	$1,938	$3	$1,941	$292	$1	293	2
Corporate bonds	8,854	11	8,865	9,111	28	9,139	2
Held-to-maturity:
Corporate bonds	470	0	470	467	0	467	2

	$11,262	$14	$11,276	$9,870	$29	$9,899

The Company’s restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	March 31, 2013			December 31, 2012
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Available-for-sale:
Municipal bonds	$5,107	$22	$5,129	$4,920	$17	$4,937	2
Corporate bonds	2,360	5	2,365	2,035	5	2,040	2
U.S. treasuries	2,092	0	2,092	1,780	0	1,780	1

	$9,559	$27	$9,586	$8,735	$22	$8,757

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Through our client services agreement, the Company enters into a contract to become a co-employer of the client’s existing workforce assuming responsibility for payroll, payroll taxes, workers’ compensation coverage and certain other administrative functions, while the business owner client maintains physical care, custody and control of their workforce, including the authority to hire and terminate employees. Staffing services include on-demand or short-term staffing assignments, and long or indefinite-term contract staffing. The Company’s staffing services also include recruiting, which involves fee-based search efforts for specific employee candidates at the request of co-employed clients, staffing customers or other businesses.

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

Our Services (Continued)

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

	Percentage of Total Revenue
	Three Months Ended March 31,
	2013	2012
Revenues:
Professional employer service fees	73.3%	68.2%
Staffing services	26.7	31.8

Total revenues	100.0	100.0

Cost of revenues:
Direct payroll costs	20.0	23.9
Payroll taxes and benefits	53.0	52.2
Workers’ compensation	19.6	16.0

Total cost of revenues	92.6	92.1

Gross margin	7.4	7.9

Selling, general and administrative expenses	10.6	11.8
Depreciation and amortization	0.4	0.4

Loss from operations	(3.6)	(4.3)
Other income	0.1	0.3

Loss before income taxes	(3.5)	(4.0)
Benefit from income taxes	(1.2)	(1.3)

Net loss	(2.3)%	(2.7)%

We report professional employer services revenues on a net basis because we are not the primary obligor for the services provided by our co-employed clients to their customers pursuant to our client service agreements. The presentation of revenues on a net basis and the relative contributions of staffing and professional employer services revenues can create volatility in our gross margin percentage. The general impact of fluctuations in our revenue mix is described below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

•

A relative increase in professional employer services revenue will result in a higher gross margin percentage. Improvement in gross margin percentage occurs because incremental client services revenue dollars are reported as revenue net of all related direct costs.

•

A relative increase in staffing revenues will typically result in a lower gross margin percentage. Staffing revenues are presented at gross with the related direct costs reported in cost of sales. While staffing relationships typically have higher margins than co-employment relationships, an increase in staffing revenues and related costs presented at gross dilutes the impact of the net professional employer services revenue on gross margin percentage.

We present for comparison purposes the gross revenues and cost of revenues information set forth in the table below. Although not in accordance with GAAP, management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our professional employer services on a basis comparable to our staffing services.

	Unaudited Three Months Ended March 31,
(in thousands)	2013	2012
Revenues:
Professional employer services	$561,483	$405,851
Staffing services	29,733	26,210

Total revenues	591,216	432,061

Cost of revenues:
Direct payroll costs	498,738	366,934
Payroll taxes and benefits	59,123	42,992
Workers’ compensation	25,044	15,578

Total cost of revenues	582,905	425,504

Gross margin	$8,311	$6,557

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross professional employer services revenues to net professional employer services revenues is as follows:

	Unaudited Three Months Ended March 31
	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
(in thousands)	2013	2012	2013	2012	2013	2012
Revenues:
Professional employer services	$561,483	$405,851	$(479,665)	$(349,639)	$81,818	$56,212
Staffing services	29,733	26,210	0	0	29,733	26,210

Total revenues	$591,216	$432,061	$(479,665)	$(349,639)	$111,551	$82,422

Cost of revenues	$582,905	$425,504	$(479,665)	$(349,639)	$103,240	$75,865

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our co-employed client companies.

Three months ended March 31, 2013 and 2012

Net loss for the first quarter of 2013 amounted to $2.5 million, as compared to net loss of $2.2 million for the first quarter of 2012. Diluted loss per share for the first quarter of 2013 was $.36 compared to diluted loss per share of $.22 for the comparable 2012 period. The first quarter of 2013 reflected approximately 3.0 million fewer common shares outstanding when compared to the year-ago quarter due to the Company’s repurchase of approximately 2.5 million shares from the Estate of William W. Sherertz, as well as 500,000 shares from Nancy Sherertz, on March 28, 2012. The Company historically incurs losses in the first quarter due to the higher effective payroll taxes at the beginning of each year.

Revenues for the first quarter of 2013 totaled $111.6 million, an increase of approximately $29.1 million or 35.3%, which reflects an increase in the Company’s professional employer service fee revenue of $25.6 million or 45.6% coupled with an increase in staffing services revenue of $3.5 million or 13.4%. Approximately 75% and 68%, respectively, of our revenue during the three months ended March 31, 2013 and 2012 was attributable to our California operations.

Our growth in professional employer service revenues continues to be primarily attributable to new customers, resulting from continued strength in our referral channels and a high retention rate, as business from new customers during the first quarter of 2013 more than tripled our lost business from former customers. Professional employer service revenues from continuing customers reflected an 8% increase compared to the first quarter of 2012 primarily resulting from increases in employee headcount and hours worked. Staffing revenues increased primarily from an increase in revenue from existing customers and the addition of new business exceeding lost business from former customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2013 and 2012 (Continued)

Gross margin for the first quarter of 2013 totaled approximately $8.3 million or an increase of 26.8% over the first quarter of 2012, primarily due to the 35.3% increase in revenues and a decline in direct payroll costs, as a percentage of revenues, partially offset by higher workers’ compensation expense and payroll taxes and benefits, as a percentage of revenues.

The decrease in direct payroll costs, as a percentage of revenues, from 23.9% for the first quarter of 2012 to 20.0% for the first quarter of 2013 was primarily due to the increase in our mix of professional employer services in the Company’s customer base over the first quarter of 2012 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the first quarter of 2013 was 53.0% compared to 52.2% for the first quarter of 2012. The percentage rate increase was largely due to the effect of significant growth in professional employer services, where payroll taxes and benefits are presented at gross cost whereas the related direct payroll costs are netted against professional employer services revenue, and to slightly higher effective state unemployment tax rates in various states in which the Company operates as compared to the first quarter of 2012. Management expects the trend in payroll taxes and benefits, as a percentage of revenues, to continue to increase as a result of continued growth in professional employer services on a quarter-over-quarter basis.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $13.2 million or 16.0% in the first quarter of 2012 to $21.8 million or 19.6% in the first quarter of 2013. The percentage rate increase was primarily due to an increase in the provision for claim costs related to current year claims, increases in estimated costs to close prior year claims, and increased insurance broker commissions resulting from increased workers’ compensation insurance rates.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2013 totaled approximately $11.8 million, an increase of $2.0 million or 21.0% over the first quarter of 2012. The increase was primarily attributable to increases in management payroll and other variable expense components within SG&A to support our business growth.

The income tax rate for the 2013 first quarter was 34.2%. We expect the effective income tax rate for the balance of 2013 to remain at a similar rate to the 2013 first quarter income tax rate. The income tax rate for the 2012 first quarter was 33.7%.

Factors Affecting Quarterly Results

The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company’s operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers’ compensation, demand for the Company’s services, competition, and the effect of acquisitions. The Company’s revenue levels may fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its co-employed clients in the agriculture, food processing

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

Liquidity and Capital Resources

The Company’s cash position for the three months ended March 31, 2013 increased $2.3 million over December 31, 2012, which compares to a decrease of $11.4 million for the comparable period in 2012. The increase in cash at March 31, 2013 as compared to December 31, 2012, was primarily due to increases in accrued payroll, payroll taxes and benefits of $19.9 million and a $6.6 million increase in workers’ compensation claims liabilities, partially offset by the net loss of $2.5 million, a $7.2 million increase in income taxes receivable, a $6.4 million increase in accounts receivable and net payments on credit-line borrowings of $4.5 million.

Net cash provided by operating activities for the three months ended March 31, 2013 amounted to $13.0 million compared to $11.5 million for the comparable 2012 period. For the three months ended March 31, 2013, cash flow was principally provided by increases in accrued payroll, payroll taxes and benefits of $19.9 million and a $6.6 million increase in workers’ compensation claims liabilities, partially offset by the net loss of $2.5 million, a $7.2 million increase in income taxes receivable and a $6.4 million increase in accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2013 was $5.7 million as compared to $1.9 million of net cash provided by investing activities for the comparable 2012 period. For the 2013 period, cash from investing activities was used by the purchase of marketable securities totaling $11.3 million, the purchase of restricted marketable securities totaling $1.5 million and the purchase of property and equipment of $1.2 million, partially offset by the sales and maturities of marketable securities of $7.7 million. The transactions related to restricted marketable securities were scheduled maturities and the replacement of such securities held for workers’ compensation surety deposit purposes. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for the three months ended March 31, 2013 was $5.0 million as compared to $24.7 million for the comparable 2012 period. For the 2013 period, the primary uses of cash for financing activities were the net payments on credit-line borrowings of $4.5 million and the payment of regular quarterly cash dividends totaling $912,000 to holders of the Company’s common stock.

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

As disclosed in Note 3 to the Consolidated Financial Statements in this report, the Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with initial borrowing capacity of up to $24.0 million. The Company had no outstanding borrowings on the revolving credit facility as of March 31, 2013. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $23.8 million as of March 31, 2013.

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

The Agreement, as amended, requires the satisfaction of certain financial covenants as follows:

•	Minimum Fixed Charge Coverage ratio of no less than 1.25:1.0, measured quarterly on a rolling four-quarter basis;

•

Funded Debt: EBITDA of no more than 2.25:1 through September 30, 2013; 1.75:1 through September 30, 2014; 1.5:1 through September 30, 2015; and 1.25:1 thereafter, measured quarterly on a rolling four-quarter basis;

•	Ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly; and

•	Prohibition on incurring additional indebtedness without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at March 31, 2013.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and the effect of changes in estimate of its claims liabilities, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned, fully licensed captive insurance subsidiaries and becoming self-insured for certain business risks, the availability of alternatives to being self-insured as to workers’ compensation liabilities in California, the financial viability of the Company’s excess insurance carriers, the effectiveness of the Company’s management information systems, payment of future dividends, and the availability of working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include the ability to retain current clients and attract new clients, difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the effect of conditions in the global capital markets on the Company’s investment portfolio, and the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets and its outstanding borrowings on its line of credit and long-term debt. As of March 31, 2013, the Company’s investment portfolio consisted principally of approximately $44.1 million in tax-exempt money market funds, $7.3 million in tax-exempt municipal bonds, and approximately $28.9 million in corporate bonds. The Company’s outstanding borrowings on its line of credit and long-term debt totaled approximately $5.2 million at March 31, 2013. Based on the Company’s overall interest exposure at March 31, 2013, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets, its outstanding borrowings or its results of operations because of the predominantly short maturities of the securities within the investment portfolio and the relative size of the outstanding borrowings.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no common stock repurchases during the quarter ended March 31, 2013. In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 common shares of the Company’s common stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million common shares. In October 2008, the Board approved a second increase in the authorized common shares to be repurchased up to 3.0 million shares. At March 31, 2013, 1,208,200 shares could be repurchased under the program.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: May 9, 2013	/s/ James D. Miller
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