Form 10-Q
period 2013-06-30
BARRETT BUSINESS SERVICES INC
filed 2013-08-08
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Number of shares of common stock, $.01 par value, outstanding at July 31, 2013 was 7,121,681 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$8,847	$45,747
Marketable securities	5,349	16,748
Trade accounts receivable, net	80,852	63,921
Income taxes receivable	5,358	0
Prepaid expenses and other	2,985	4,854
Restricted certificates of deposit	63,944	0
Deferred income taxes	8,177	8,148

Total current assets	175,512	139,418
Marketable securities	4,389	9,899
Property, equipment and software, net	19,933	18,489
Restricted marketable securities and workers’ compensation deposits	10,505	9,726
Other assets	3,170	3,509
Goodwill	47,820	47,820

	$261,329	$228,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$220	$220
Line of credit	0	4,532
Accounts payable	2,810	1,995
Accrued payroll, payroll taxes and related benefits	86,835	69,568
Income taxes payable	0	272
Other accrued liabilities	636	306
Workers’ compensation claims liabilities	28,115	24,541
Safety incentives liability	10,939	9,842

Total current liabilities	129,555	111,276
Long-term workers’ compensation claims liabilities	56,428	46,023
Long-term debt	5,163	5,273
Deferred income taxes	10,607	10,607
Customer deposits and other long-term liabilities	1,470	1,786
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500 shares authorized; no shares issued and outstanding	0	0
Common stock, $.01 par value; 20,500 shares authorized, 7,107 and 7,017 shares issued and outstanding	71	70
Additional paid-in capital	3,666	913
Accumulated other comprehensive (loss) income	(24)	23
Retained earnings	54,393	52,890

	58,106	53,896

	$261,329	$228,861

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2013	2012
Revenues:
Professional employer service fees	$93,494	$65,113
Staffing services	35,304	30,387

Total revenues	128,798	95,500

Cost of revenues:
Direct payroll costs	26,611	22,843
Payroll taxes and benefits	53,483	39,332
Workers’ compensation	24,978	16,984

Total cost of revenues	105,072	79,159

Gross margin	23,726	16,341
Selling, general and administrative expenses	14,494	10,549
Depreciation and amortization	506	357

Income from operations	8,726	5,435

Other income (expense):
Investment income, net	173	212
Interest expense	(64)	(7)
Other	1	(9)

Other income	110	196

Income before income taxes	8,836	5,631
Provision for income taxes	2,950	1,888

Net Income	$5,886	$3,743

Basic earnings per common share	$.83	$.54

Weighted average number of basic common shares outstanding	7,082	6,995

Diluted earnings per common share	$.80	$.53

Weighted average number of diluted common shares outstanding	7,374	7,078

Cash dividends per common share	$.13	$.11

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2013	2012
Revenues:
Professional employer service fees	$175,312	$121,324
Staffing services	65,037	56,598

Total revenues	240,349	177,922

Cost of revenues:
Direct payroll costs	48,907	42,495
Payroll taxes and benefits	112,606	82,324
Workers’ compensation	46,799	30,205

Total cost of revenues	208,312	155,024

Gross margin	32,037	22,898
Selling, general and administrative expenses	26,305	20,313
Depreciation and amortization	966	704

Income from operations	4,766	1,881

Other income (expense):
Investment income, net	345	441
Interest expense	(143)	(13)
Other	(5)	(16)

Other income	197	412

Income before income taxes	4,963	2,293
Provision for income taxes	1,626	763

Net Income	$3,337	$1,530

Basic earnings per common share	$.47	$.18

Weighted average number of basic common shares outstanding	7,052	8,435

Diluted earnings per common share	$.45	$.18

Weighted average number of diluted common shares outstanding	7,344	8,511

Cash dividends per common share	$.26	$.22

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2013	2012
Net income	$5,886	$3,743
Unrealized (losses) gains on marketable securities, net of tax of $(28) and $1 in 2013 and 2012, respectively	$(43)	2

Comprehensive income	$5,843	$3,745

	Six Months Ended June 30,
	2013	2012
Net income	$3,337	$1,530
Unrealized (losses) gains on marketable securities, net of tax of $(31) and $27 in 2013 and 2012, respectively	$(47)	43

Comprehensive income	$3,290	$1,573

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2013 and 2012

(Unaudited)

(In thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2011	9,871	$99	$20,943	$(34)	$80,647	$101,655
Common stock issued on exercise of options	118	1	1,688	0	0	1,689
Stock option compensation expense, net of tax	0	0	285	0	0	285
Tax benefit of stock option exercises	0	0	264	0	0	264
Repurchase of common stock	(2,986)	(30)	(22,864)	0	(37,338)	(60,232)
Cash dividends on common stock	0	0	0	0	(1,868)	(1,868)
Unrealized holding gains on marketable securities, net of tax	0	0	0	43	0	43
Net income	0	0	0	0	1,530	1,530

Balance, June 30, 2012	7,003	70	316	9	42,971	43,366

Balance, December 31, 2012	7,017	70	913	23	52,890	53,896
Common stock issued on exercise of options	90	1	1,199	0	0	1,200
Stock option compensation expense, net of tax	0	0	367	0	0	367
Excess tax benefits from share-based compensation	0	0	1,187	0	0	1,187
Cash dividends on common stock	0	0	0	0	(1,834)	(1,834)
Unrealized holding losses on marketable securities, net of tax	0	0	0	(47)	0	(47)
Net income	0	0	0	0	3,337	3,337

Balance, June 30, 2013	7,107	$71	$3,666	$(24)	$54,393	$58,106

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net Income	$3,337	$1,530
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	966	704
Gains recognized on marketable securities	(1)	0
Gain recognized on sale and leaseback	(61)	(61)
Deferred income taxes	(58)	53
Share-based compensation	367	285
Changes in certain assets and liabilities:
Trade accounts receivable, net	(16,931)	(16,913)
Income taxes receivable	(5,358)	701
Prepaid expenses and other	1,869	2,983
Accounts payable	815	274
Accrued payroll, payroll taxes and related benefits	17,267	16,045
Other accrued liabilities	330	50
Income taxes payable	(272)	193
Workers’ compensation claims liabilities	13,979	5,939
Safety incentives liability	1,097	1,220
Customer deposits, long-term liabilities and other assets, net	84	56

Net cash provided by operating activities	17,430	13,059

Cash flows from investing activities:
Purchase of property and equipment	(2,410)	(1,527)
Proceeds from sales and maturities of marketable securities	57,773	22,924
Purchase of marketable securities	(40,881)	(22,313)
Purchase of restricted certificates of deposit	(63,944)	0
Proceeds from maturities of restricted marketable securities	4,815	4,671
Purchase of restricted marketable securities	(5,594)	(4,680)

Net cash used in investing activities	(50,241)	(925)

Cash flows from financing activities:
Proceeds from credit-line borrowings	132,664	0
Payments on credit-line borrowings	(137,196)	0
Payments on long-term debt	(110)	0
Repurchase of common stock	0	(25,432)
Dividends paid	(1,834)	(1,868)
Proceeds from exercise of stock options	1,200	1,689
Excess tax benefits from share-based compensation	1,187	264

Net cash used in financing activities	(4,089)	(25,347)

Net decrease in cash and cash equivalents	(36,900)	(13,213)
Cash and cash equivalents, beginning of period	45,747	49,571

Cash and cash equivalents, end of period	$8,847	$36,358

Supplemental schedule of noncash financing activities:
Issuance of mandatorily redeemable preferred stock	$0	$34,800

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

Marketable securities

As of June 30, 2013, the Company’s marketable securities consisted of certificates of deposit, tax-exempt municipal securities, U.S. treasuries and corporate bonds. The Company classifies certificates of deposit, municipal securities, U.S. treasuries, and certain of its corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations. Certain of the Company’s corporate bonds are classified as held-to-maturity and are reported at amortized cost.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $362,000 and $381,000 at June 30, 2013 and December 31, 2012, respectively. The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

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

The Company has provided a total of $84.5 million and $70.6 million at June 30, 2013 and December 31, 2012, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Safety incentives liability

Safety incentives represent cash incentives paid to certain client companies under client service agreements for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting agreed-upon loss objectives. The Company has provided $10.9 million at June 30, 2013 and $9.8 million at December 31, 2012 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators, and the expected payout as determined by historical incentive payment trends. Safety incentive expense is netted against professional employer services revenue in our consolidated statements of operations.

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 – Revolving Credit Facility

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with initial borrowing capacity of up to $24.0 million. The Company had no outstanding borrowings on the revolving credit facility, which had a maximum capacity of $21.5 million, at June 30, 2013. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $70.6 million at June 30, 2013.

Effective June 14, 2013, the Company increased its outstanding standby letters of credit by $46.7 million to a total of $70.6 million. This increase resulted from the California self-insured workers’ compensation surety deposit requirement. The total letter of credit related to California workers’ compensation was $63.9 million as of June 30, 2013. As part of the increased letter of credit related to California workers’ compensation, the Company posted $63.9 million of certificates of deposit with the Bank as collateral. These certificates of deposit are classified as restricted within current assets on the Company’s Consolidated Balance Sheet.

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

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at June 30, 2013.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential effects of the exercise of outstanding stock options and vesting of restricted stock units. Basic and diluted common shares outstanding are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of basic common shares outstanding	7,082,007	6,995,066	7,052,139	8,434,962
Effect of dilutive securities	291,695	83,010	291,376	76,313

Weighted average number of diluted common shares outstanding	7,373,702	7,078,076	7,343,515	8,511,275

Note 5- Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance
Workers’ compensation claims liabilities	$77,212	$52,794	$70,564	$51,193
Add: claims expense accrual:
Current period	14,752	8,170	27,429	16,333
Prior periods	4,234	3,110	7,686	3,110

Total expense accrual	18,986	11,280	35,115	19,443

Less: claim payments related to:
Current period	2,448	1,304	2,874	1,583
Prior periods	9,207	7,005	18,262	13,288

Total paid	11,655	8,309	21,136	14,871

Ending balance
Workers’ compensation claims liabilities	$84,543	$55,765	$84,543	$55,765

Incurred but not reported (IBNR)	$56,434	$41,000	$56,434	$41,000

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Fair Value Measurement

Marketable securities consist of the following investments (in thousands):

	June 30, 2013			December 31, 2012
	Cost	Gross Unrealized (Losses)	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Current:
Available-for-sale:
Certificate of deposits	$5,010	$(12)	$4,998	$0	$0	$0	2
Municipal bonds	95	0	95	409	1	410	2
Corporate bonds	256	0	256	14,764	16	14,780	2
US treasuries	0	0	0	1,555	3	1,558	1

	$5,361	$(12)	$5,349	$16,728	$20	$16,748

Long term:
Available-for-sale:
Municipal bonds	$2,723	$(5)	2,718	$292	$1	293	2
Corporate bonds	1,210	(9)	1,201	9,111	28	9,139	2
Held-to-maturity:
Corporate bonds	470	0	470	467	0	467	2

	$4,403	$(14)	$4,389	$9,870	$29	$9,899

The Company’s current restricted certificates of deposit are summarized as follows (in thousands):

	June 30, 2013			December 31, 2012
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis
Restricted certificates of deposit	$63,944	$0	$63,944	$0	$0	$0

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Fair Value Measurement (Continued)

The Company’s long term restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	June 30, 2013			December 31, 2012
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Available-for-sale:
Municipal bonds	$4,911	$14	$4,925	$4,920	$17	$4,937	2
Corporate bonds	2,445	1	2,446	2,035	5	2,040	2
U.S. treasuries	2,472	0	2,472	1,780	0	1,780	1

	$9,828	$15	$9,843	$8,735	$22	$8,757

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We believe the expert knowledge of our teams combined with tools from the HR outsourcing industry helps our clients more effectively leverage their internal resources. We assist our clients by:

•	Delivering expertise to help our clients more effectively leverage their internal resources

•	Partnering with the business owner to frame a three-tiered management platform that brings predictability to their organization

•	Leveraging our client’s investment in human capital through a unique, high-touch, results-oriented approach

•	Enabling business owners to focus on their core business by reducing organizational complexity and maximizing productivity

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012.

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Professional employer service fees	72.6%	68.2%	72.9%	68.2%
Staffing services	27.4	31.8	27.1	31.8

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	20.7	23.9	20.3	23.9
Payroll taxes and benefits	41.5	41.2	46.9	46.2
Workers’ compensation	19.4	17.8	19.5	17.0

Total cost of revenues	81.6	82.9	86.7	87.1

Gross margin	18.4	17.1	13.3	12.9

Selling, general and administrative expenses	11.2	11.0	10.9	11.4
Depreciation and amortization	0.4	0.4	0.4	0.4

Income from operations	6.8	5.7	2.0	1.1
Other income	0.1	0.2	0.1	0.2

Income before income taxes	6.9	5.9	2.1	1.3
Provision for income taxes	2.3	2.0	0.7	0.4

Net income	4.6%	3.9%	1.4%	0.9%

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

(in thousands)	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Professional employer services	$639,663	$463,671	$1,201,146	$869,521
Staffing services	35,304	30,387	65,037	56,598

Total revenues	674,967	494,058	1,266,183	926,119

Cost of revenues:
Direct payroll costs	568,799	418,594	1,067,538	785,527
Payroll taxes and benefits	53,483	39,332	112,606	82,324
Workers’ compensation	28,959	19,791	54,002	35,370

Total cost of revenues	651,241	477,717	1,234,146	903,221

Gross margin	$23,726	$16,341	$32,037	$22,898

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross professional employer services revenues to net professional employer services revenues is as follows:

	Unaudited Three Months Ended June 30
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2013	2012	2013	2012	2013	2012
Revenues:
Professional employer services	$639,663	$463,671	$(546,169)	$(398,558)	$93,494	$65,113
Staffing services	35,304	30,387	0	0	35,304	30,387

Total revenues	$674,967	$494,058	$(546,169)	$(398,558)	$128,798	$95,500

Cost of revenues	$651,241	$477,717	$(546,169)	$(398,558)	$105,072	$79,159

	Unaudited Six Months Ended June 30
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2013	2012	2013	2012	2013	2012
Revenues:
Professional employer services	$1,201,146	$869,521	$(1,025,834)	$(748,197)	$175,312	$121,324
Staffing services	65,037	56,598	0	0	65,037	56,598

Total revenues	$1,266,183	$926,119	$(1,025,834)	$(748,197)	$240,349	$177,922

Cost of revenues	$1,234,146	$903,221	$(1,025,834)	$(748,197)	$208,312	$155,024

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our co-employed client companies.

Three months ended June 30, 2013 and 2012

Net income for the second quarter of 2013 amounted to $5.9 million, as compared to net income of $3.7 million for the second quarter of 2012. Diluted income per share for the second quarter of 2013 was $.80 compared to diluted income per share of $.53 for the comparable 2012 period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2013 and 2012 (Continued)

Revenues for the second quarter of 2013 totaled $128.8 million, an increase of approximately $33.3 million or 34.9% over the second quarter of 2012, which reflects an increase in the Company’s professional employer service fee revenue of $28.4 million or 43.6%, coupled with an increase in staffing services revenue of $4.9 million or 16.2%. Approximately 73% and 68%, respectively, of our revenue during the three months ended June 30, 2013 and 2012 was attributable to our California operations.

Our growth in professional employer service revenues continues to be primarily attributable to new customers, resulting from continued strength in our referral channels and a high retention rate, as business from new customers during the second quarter of 2013 nearly tripled our lost business from former customers. Professional employer service revenues from continuing customers reflected a 12% increase compared to the second quarter of 2012, primarily resulting from increases in employee headcount and hours worked. The increase in staffing revenues was due primarily to an increase in revenue from the addition of new business, as the increase in business from existing customers nearly offset lost business from former customers.

Gross margin for the second quarter of 2013 totaled approximately $23.7 million or an increase of 45.2% over the second quarter of 2012, primarily due to the 34.9% increase in revenues and a decline in direct payroll costs, as a percentage of revenues, partially offset by higher workers’ compensation expense and payroll taxes and benefits, as a percentage of revenues.

The decrease in direct payroll costs, as a percentage of revenues, from 23.9% for the second quarter of 2012 to 20.7% for the second quarter of 2013 was primarily due to the increase in our mix of professional employer services in the Company’s customer base compared to the second quarter of 2012 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the second quarter of 2013 was 41.5% compared to 41.2% for the second quarter of 2012. The percentage rate increase was largely due to the effect of significant growth in professional employer services, where payroll taxes and benefits are presented at gross cost, whereas the related direct payroll costs are netted against professional employer services revenue. Management expects the trend in payroll taxes and benefits, as a percentage of revenues, to continue to increase as a result of continued growth in professional employer services on a quarter-over-quarter basis.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $17.0 million or 17.8% in the second quarter of 2012 to $25.0 million or 19.4% in the second quarter of 2013. The percentage rate increase was primarily due to an increase in the provision for claim costs related to current year claims, increases in estimated costs to close prior year claims, and increased insurance broker commissions resulting from increased workers’ compensation insurance rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2013 and 2012 (Continued)

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2013 totaled approximately $14.5 million, an increase of $3.9 million or 37.4% over the second quarter of 2012. The increase was primarily attributable to higher branch incentive pay based upon increased branch performance and increases in management payroll and other variable expense components within SG&A to support our business growth.

The income tax rate for the 2013 second quarter was 33.4%. We expect the effective income tax rate for the balance of 2013 to remain at a similar rate to the 2013 second quarter income tax rate. The income tax rate for the 2012 second quarter was 33.5%.

Six months ended June 30, 2013 and 2012

Net income for the six months ended June 30, 2013 amounted to $3.3 million, as compared to net income of $1.5 million for the first six months of 2012. Diluted income per share for the first six months of 2013 was $.45 compared to diluted income per share of $.18 for the comparable 2012 period. The first six months of 2013 reflected approximately 1.2 million fewer diluted common shares outstanding when compared to the comparable period of 2012 primarily due to the Company’s repurchase of approximately 2.5 million shares from the Estate of William W. Sherertz, as well as 500,000 shares from Nancy Sherertz, on March 28, 2012.

Revenues for the six months ended June 30, 2013 totaled $240.3 million, an increase of approximately $62.4 million or 35.1% over the comparable period in 2012, which reflects an increase in the Company’s professional employer service fee revenue of $54.0 million or 44.5% coupled with an increase in staffing services revenue of $8.4 million or 14.9%. Approximately 74% and 68%, respectively, of our revenue during the six months ended June 30, 2013 and 2012 was attributable to our California operations.

Our growth in professional employer service revenues continues to be primarily attributable to new customers, resulting from continued strength in our referral channels and a high retention rate, as business from new customers during the first six months of 2013 tripled our lost business from former customers. Professional employer service revenues from continuing customers reflected a 10% increase compared to the first six months of 2012, primarily resulting from increases in employee headcount and hours worked. Staffing revenues increased primarily from an increase in revenue due to the addition of new business.

Gross margin for the six months ended June 30, 2013 totaled approximately $32.0 million or an increase of 39.9% over the comparable period of 2012, primarily due to the 35.1% increase in revenues and a decline in direct payroll costs, as a percentage of revenues, partially offset by higher workers’ compensation expense and payroll taxes and benefits, as a percentage of revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2013 and 2012 (Continued)

The decrease in direct payroll costs, as a percentage of revenues, from 23.9% for the first six months of 2012 to 20.3% for the first six months of 2013 was primarily due to the increase in our mix of professional employer services in the Company’s customer base over the second quarter of 2012 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the first six months of 2013 was 46.9% compared to 46.2% for the comparable period of 2012. The percentage rate increase was largely due to the effect of significant growth in professional employer services, where payroll taxes and benefits are presented at gross cost, whereas the related direct payroll costs are netted against professional employer services revenue, and to slightly higher effective state unemployment tax rates in various states in which the Company operates as compared to the comparable period of 2012.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $30.2 million or 17.0% in the first six months of 2012 to $46.8 million or 19.5% in the first six months of 2013. The percentage rate increase was primarily due to an increase in the provision for claim costs related to current year claims, increases in estimated costs to close prior year claims, and increased insurance broker commissions resulting from increased workers’ compensation insurance rates.

SG&A expenses for the first six months of 2013 totaled approximately $26.3 million, an increase of $6.0 million or 29.5% over the first six months of 2012. The increase was primarily attributable to increases in branch incentive pay resulting from increased branch performance, as well as increases in management payroll and other variable expense components within SG&A to support our business growth.

The income tax rate for the first six months of 2013 was 32.8% compared to the income tax rate for the first six months of 2012 of 33.3%.

Factors Affecting Quarterly Results

The Company has historically experienced significant fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company’s operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers’ compensation, demand for the Company’s services, competition, and the effect of acquisitions. The Company’s revenue levels may fluctuate from quarter to quarter primarily due to the impact of seasonality on its staffing services business and on certain of its co-employed clients in the agriculture, food processing and construction-related industries. As a result, the Company may have greater revenues and net income in the third quarter of its fiscal year. Revenue levels in the fourth quarter may be affected by many customers’ practice of operating on holiday-shortened schedules. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in the Company’s fiscal year as federal and state

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

Liquidity and Capital Resources

The Company’s cash position for the six months ended June 30, 2013 decreased $36.9 million from December 31, 2012, which compares to a decrease of $13.2 million for the comparable period in 2012. The decrease in cash at June 30, 2013 as compared to December 31, 2012, was primarily due to the purchase of restricted certificates of deposit and restricted marketable securities totaling $69.5 million and an increase in trade accounts receivable of $16.9 million, partially offset by net income of $3.3 million, a $17.3 million increase in accrued payroll and payroll taxes, net proceeds from the sales and maturities of marketable securities of $16.9 million, and a $14.0 million increase in workers’ compensation claims liabilities.

Net cash provided by operating activities for the six months ended June 30, 2013 amounted to $17.4 million compared to $13.1 million for the comparable 2012 period. For the six months ended June 30, 2013, cash flow was principally provided by net income of $3.3 million, increases in accrued payroll, payroll taxes and benefits of $17.3 million and a $14.0 million increase in workers’ compensation claims liabilities, partially offset by an increase in trade accounts receivable of $16.9 million.

Net cash used in investing activities for the six months ended June 30, 2013 was $50.2 million as compared to $925,000 of net cash used in investing activities for the comparable 2012 period. For the 2013 period, cash from investing activities was used to purchase restricted certificates of deposit and restricted marketable securities totaling $69.5 million and the purchase of marketable securities of $40.9 million, partially offset by the sales and maturities of marketable securities of $57.8 million. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for the six months ended June 30, 2013 was $4.1 million as compared to $25.3 million for the comparable 2012 period. For the 2013 period, the primary uses of cash for financing activities were the net payments on credit-line borrowings of $4.5 million and the payment of regular quarterly cash dividends totaling $1.8 million to holders of the Company’s common stock, partially offset by $1.2 million for proceeds from the exercise of stock options coupled with excess tax benefits from share-based compensation of $1.2 million.

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

Liquidity and Capital Resources (Continued)

As disclosed in Note 3 to the Consolidated Financial Statements in this report, the Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with initial borrowing capacity of up to $24.0 million. The Company had no outstanding borrowings on the revolving credit facility as of June 30, 2013. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $70.6 million as of June 30, 2013.

Effective June 14, 2013, the Company increased its outstanding standby letters of credit by $46.7 million to a total of $70.6 million. This increase resulted from the California self-insured workers’ compensation surety deposit requirement. The total letter of credit related to California workers’ compensation was $63.9 million as of June 30, 2013. As part of the increased letter of credit related to California workers’ compensation, the Company posted $63.9 million of certificates of deposit with the Bank as collateral. These certificates of deposit are classified as restricted within current assets on the Company’s Consolidated Balance Sheet.

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

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles, inventory and equipment. Under the Agreement, the maximum principal amount available will be reduced by $2.5 million every six months commencing April 1, 2013. The maximum principal amount available at June 30, 2013 was $21.5 million.

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

Liquidity and Capital Resources (Continued)

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at June 30, 2013.

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

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets and its outstanding borrowings on its line of credit and long-term debt. As of June 30, 2013, the Company’s investment portfolio consisted principally of approximately $68.9 million in certificates of deposit, $7.7 million in tax-exempt municipal bonds, and approximately $4.4 million in corporate bonds. The Company’s outstanding borrowings on its line of credit and long-term debt totaled approximately $5.4 million at June 30, 2013. Based on the Company’s overall interest exposure at June 30, 2013, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets, its outstanding borrowings or its results of operations because of the predominantly short maturities of the securities within the investment portfolio and the relative size of the outstanding borrowings.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no common stock repurchases during the quarter ended June 30, 2013. In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 common shares of the Company’s common stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million common shares. In October 2008, the Board approved a second increase in the authorized common shares to be repurchased up to 3.0 million shares. At June 30, 2013, 1,208,200 shares could be repurchased under the program.

Item 5.	Other Information

The 2013 annual meeting of stockholders of Barrett Business Services, Inc. was held on May 29, 2013.

Proposal 1. The following directors were elected at the annual meeting, each for a one-year term, by the votes indicated.

Nominee	Shares Voted For	Shares Withheld	Broker Non-votes

Thomas J. Carley	5,310,682	168,977	1,015,373
Michael L. Elich	5,362,432	117,227	1,015,373
James B. Hicks, Ph.D.	5,314,423	165.236	1,015,373
Roger L. Johnson	5,361,292	118,367	1,015,373
Jon L. Justesen	5,315,529	164,130	1,015,373
Anthony Meeker	5,308,699	170,960	1,015,373

The following matters were approved by the votes indicated:

Proposal 2. Ratification of the appointment of Moss Adams LLP as the Company’s independent public accountants for the year ending December 31, 2013.

Shares Voted For	Shares Voted Against	Abstentions

6,463,556	19,100	12,376

Item 5.	Other Information (Continued)

Proposal 3. Approval, by non-binding vote, of the compensation paid to the Company’s named executive officers.

Shares Voted For	Shares Voted Against	Abstentions	Broker Non-votes

5,390,308	59,435	29,916	1,015,373

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: August 8, 2013	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

4.1	First Amendment to Restated Credit Agreement dated as of June 14, 2013, between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”).

4.2	Security Agreement: Specific Rights to Payment dated as of June 14, 2013, between the Registrant and Wells Fargo.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

101.	INS XBRL Instance Document *

101.	SCH XBRL Taxonomy Extension Schema Document *

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.	LAB XBRL Taxonomy Extension Label Linkbase Document *

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.