Form 10-Q
period 2013-09-30
BARRETT BUSINESS SERVICES INC
filed 2013-11-08
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Number of shares of common stock, $.01 par value, outstanding at October 31, 2013 was 7,165,231 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$34,978	$45,747
Marketable securities	7,108	16,748
Trade accounts receivable, net	98,717	63,921
Income taxes receivable	2,307	0
Prepaid expenses and other	1,444	4,854
Restricted certificates of deposit	63,944	0
Deferred income taxes	8,172	8,148

Total current assets	216,670	139,418
Marketable securities	5,876	9,899
Property, equipment and software, net	20,383	18,489
Restricted marketable securities and workers’ compensation deposits	10,472	9,726
Other assets	3,132	3,509
Goodwill	47,820	47,820

	$304,353	$228,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$220	$220
Line of credit	0	4,532
Accounts payable	2,721	1,995
Accrued payroll, payroll taxes and related benefits	107,060	69,568
Income taxes payable	0	272
Other accrued liabilities	953	306
Workers’ compensation claims liabilities	32,068	24,541
Safety incentives liability	11,947	9,842

Total current liabilities	154,969	111,276
Long-term workers’ compensation claims liabilities	63,912	46,023
Long-term debt	5,108	5,273
Deferred income taxes	10,607	10,607
Customer deposits and other long-term liabilities	1,789	1,786
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500 shares authorized; no shares issued and outstanding	0	0
Common stock, $.01 par value; 20,500 shares authorized, 7,165 and 7,017 shares issued and outstanding	72	70
Additional paid-in capital	5,456	913
Accumulated other comprehensive (loss) income	(16)	23
Retained earnings	62,456	52,890

	67,968	53,896

	$304,353	$228,861

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2013	2012
Revenues:
Professional employer service fees	$106,244	$74,874
Staffing services	41,727	36,195

Total revenues	147,971	111,069

Cost of revenues:
Direct payroll costs	31,585	27,158
Payroll taxes and benefits	57,977	42,915
Workers’ compensation	28,223	19,432

Total cost of revenues	117,785	89,505

Gross margin	30,186	21,564
Selling, general and administrative expenses	16,808	12,745
Depreciation and amortization	521	372

Income from operations	12,857	8,447

Other income (expense):
Investment income, net	154	172
Interest expense	(48)	(10)
Other	3	(6)

Other income	109	156

Income before income taxes	12,966	8,603
Provision for income taxes	3,972	2,791

Net Income	$8,994	$5,812

Basic earnings per common share	$1.26	$.83

Weighted average number of basic common shares outstanding	7,150	7,007

Diluted earnings per common share	$1.21	$.81

Weighted average number of diluted common shares outstanding	7,425	7,184

Cash dividends per common share	$.13	$.11

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2013	2012
Revenues:
Professional employer service fees	$281,556	$196,198
Staffing services	106,764	92,793

Total revenues	388,320	288,991

Cost of revenues:
Direct payroll costs	80,492	69,653
Payroll taxes and benefits	170,583	125,239
Workers’ compensation	75,022	49,637

Total cost of revenues	326,097	244,529

Gross margin	62,223	44,462
Selling, general and administrative expenses	43,113	33,058
Depreciation and amortization	1,487	1,076

Income from operations	17,623	10,328

Other income (expense):
Investment income, net	499	613
Interest expense	(191)	(23)
Other	(2)	(22)

Other income	306	568

Income before income taxes	17,929	10,896
Provision for income taxes	5,598	3,554

Net Income	$12,331	$7,342

Basic earnings per common share	$1.74	$.92

Weighted average number of basic common shares outstanding	7,085	7,959

Diluted earnings per common share	$1.67	$.91

Weighted average number of diluted common shares outstanding	7,371	8,069

Cash dividends per common share	$.39	$.33

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2013	2012
Net income	$8,994	$5,812
Unrealized gains (losses) on marketable securities, net of tax of $5 and $(12) in 2013 and 2012, respectively	7	(19)

Comprehensive income	$9,001	$5,793

	Nine Months Ended September 30,
	2013	2012
Net income	$12,331	$7,342
Unrealized (losses) gains on marketable securities, net of tax of $(25) and $15 in 2013 and 2012, respectively	(39)	24

Comprehensive income	$12,292	$7,366

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

(In thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2011	9,871	$99	$20,943	$(34)	$80,647	$101,655
Common stock issued on exercise of options	128	1	1,767	0	0	1,768
Stock option compensation expense, net of tax	0	0	490	0	0	490
Tax benefit of stock option exercises	0	0	259	0	0	259
Repurchase of common stock	(2,986)	(30)	(22,864)	0	(37,338)	(60,232)
Cash dividends on common stock	0	0	0	0	(2,639)	(2,639)
Unrealized holding gains on marketable securities, net of tax	0	0	0	24	0	24
Net income	0	0	0	0	7,342	7,342

Balance, September 30, 2012	7,013	$70	$595	$(10)	$48,012	$48,667

Balance, December 31, 2012	7,017	70	913	23	52,890	53,896
Common stock issued on exercise of options	148	2	1,858	0	0	1,860
Stock option compensation expense, net of tax	0	0	602	0	0	602
Excess tax benefits from share-based compensation	0	0	2,083	0	0	2,083
Cash dividends on common stock	0	0	0	0	(2,765)	(2,765)
Unrealized holding losses on marketable securities, net of tax	0	0	0	(39)	0	(39)
Net income	0	0	0	0	12,331	12,331

Balance, September 30, 2013	7,165	$72	$5,456	$(16)	$62,456	$67,968

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net Income	$12,331	$7,342
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	1,487	1,076
Gains recognized on marketable securities	(1)	(1)
Gain recognized on sale and leaseback	(61)	(92)
Deferred income taxes	(48)	30
Share-based compensation	602	490
Changes in certain assets and liabilities:
Trade accounts receivable, net	(34,796)	(24,498)
Income taxes receivable	(2,307)	701
Prepaid expenses and other	3,410	4,361
Accounts payable	726	496
Accrued payroll, payroll taxes and related benefits	37,492	25,193
Other accrued liabilities	647	55
Income taxes payable	(272)	2,969
Workers’ compensation claims liabilities	25,416	11,835
Safety incentives liability	2,105	2,357
Customer deposits, long-term liabilities and other assets, net	441	133

Net cash provided by operating activities	47,172	32,447

Cash flows from investing activities:
Purchase of property and equipment	(3,381)	(2,666)
Proceeds from sales and maturities of marketable securities	58,740	32,676
Purchase of marketable securities	(45,091)	(28,959)
Purchase of restricted certificates of deposit	(63,944)	0
Proceeds from maturities of restricted marketable securities	6,429	6,495
Purchase of restricted marketable securities	(7,175)	(6,539)

Net cash used in investing activities	(54,422)	1,007

Cash flows from financing activities:
Proceeds from credit-line borrowings	132,664	12,186
Payments on credit-line borrowings	(137,196)	(12,186)
Redemption of mandatorily redeemable preferred stock	0	(34,800)
Payments on long-term debt	(165)	0
Repurchase of common stock	0	(25,432)
Dividends paid	(2,765)	(2,639)
Proceeds from exercise of stock options	1,860	1,768
Excess tax benefits from share-based compensation	2,083	259

Net cash used in financing activities	(3,519)	(60,844)

Net decrease in cash and cash equivalents	(10,769)	(27,390)
Cash and cash equivalents, beginning of period	45,747	49,571

Cash and cash equivalents, end of period	$34,978	$22,181

Supplemental schedule of noncash financing activities:
Issuance of mandatorily redeemable preferred stock	$0	$34,800

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

Marketable securities

As of September 30, 2013, the Company’s marketable securities consisted of certificates of deposit, tax-exempt municipal securities and corporate bonds. The Company classifies certificates of deposit, municipal securities and certain of its corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $427,000 and $381,000 at September 30, 2013 and December 31, 2012, respectively. The Company must make estimates of the collectability of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

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

The Company has provided a total of $96.0 million and $70.6 million at September 30, 2013 and December 31, 2012, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Safety incentives liability

Safety incentives represent cash incentives paid to certain client companies under client service agreements for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting agreed-upon loss objectives. The Company has provided $11.9 million at September 30, 2013 and $9.8 million at December 31, 2012 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators, and the expected payout as determined by historical incentive payment trends. Safety incentive expense is netted against professional employer services revenue in our consolidated statements of operations.

Statements of cash flows

Interest paid during the nine months ended September 30, 2013 and 2012 did not materially differ from interest expense. Income taxes paid by the Company during the nine months ended September 30, 2013 and 2012 totaled $6.1 million and $246,000, respectively.

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 – Revolving Credit Facility

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with initial borrowing capacity of up to $24.0 million. The Company had no outstanding borrowings on the revolving credit facility, which had a maximum capacity of $21.5 million, at September 30, 2013. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $70.6 million at September 30, 2013. As part of the letter of credit related to California workers’ compensation, the Company posted $63.9 million of certificates of deposit with the Bank as collateral. These certificates of deposit are classified as restricted within current assets on the Company’s Consolidated Balance Sheet.

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

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at September 30, 2013.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential effects of the exercise of outstanding stock options and vesting of restricted stock units. Basic and diluted common shares outstanding are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Weighted average number of basic common shares outstanding	7,149,502	7,007,333	7,084,593	7,959,086
Effect of dilutive securities	275,026	176,180	285,926	109,601

Weighted average number of diluted common shares outstanding	7,424,528	7,183,513	7,370,519	8,068,687

Note 5- Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance
Workers’ compensation claims liabilities	$84,543	$55,765	$70,564	$51,193
Add: claims expense accrual:
Current period	17,396	9,891	44,825	26,224
Prior periods	5,002	3,835	12,688	6,945

Total expense accrual	22,398	13,726	57,513	33,169

Less: claim payments related to:
Current period	3,124	2,207	5,998	3,790
Prior periods	7,837	5,656	26,099	18,944

Total paid	10,961	7,863	32,097	22,734

Ending balance
Workers’ compensation claims liabilities	$95,980	$61,628	$95,980	$61,628

Incurred but not reported (IBNR)	$59,412	$44,311	$59,412	$44,311

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Fair Value Measurement

Marketable securities consist of the following investments (in thousands):

	September 30, 2013			December 31, 2012
	Cost	Gross Unrealized Losses	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Current:
Available-for-sale:
Certificate of deposits	$6,860	$(9)	$6,851	$0	$0	$0	2
Municipal bonds	5	0	5	409	1	410	2
Corporate bonds	256	(4)	252	14,764	16	14,780	2
US treasuries	0	0	0	1,555	3	1,558	1

	$7,121	$(13)	$7,108	$16,728	$20	$16,748

Long term:
Available-for-sale:
Municipal bonds	$4,290	$(12)	$4,278	$292	$1	$293	2
Corporate bonds	1,613	(15)	1,598	9,111	28	9,139	2
Held-to-maturity:
Corporate bonds	0	0	0	467	0	467	2

	$5,903	$(27)	$5,876	$9,870	$29	$9,899

The Company’s current restricted certificates of deposit are summarized as follows (in thousands):

	September 30, 2013			December 31, 2012
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis
Restricted certificates of deposit	$63,944	$0	$63,944	$0	$0	$0	2

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Fair Value Measurement (Continued)

The Company’s long term restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	September 30, 2013			December 31, 2012
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Available-for-sale:
Municipal bonds	$4,855	$8	$4,863	$4,920	$17	$4,937	2
Corporate bonds	2,685	6	2,691	2,035	5	2,040	2
U.S. treasuries	2,472	0	2,472	1,780	0	1,780	1

	$10,012	$14	$10,026	$8,735	$22	$8,757

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012.

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Professional employer service fees	71.8%	67.4%	72.5%	67.9%
Staffing services	28.2	32.6	27.5	32.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	21.3	24.5	20.8	24.1
Payroll taxes and benefits	39.2	38.6	43.9	43.3
Workers’ compensation	19.1	17.5	19.3	17.2

Total cost of revenues	79.6	80.6	84.0	84.6

Gross margin	20.4	19.4	16.0	15.4

Selling, general and administrative expenses	11.4	11.5	11.1	11.4
Depreciation and amortization	0.3	0.3	0.4	0.4

Income from operations	8.7	7.6	4.5	3.6
Other income	0.1	0.1	0.1	0.2

Income before income taxes	8.8	7.7	4.6	3.8
Provision for income taxes	2.7	2.5	1.4	1.3

Net income	6.1%	5.2%	3.2%	2.5%

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

(in thousands)	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Professional employer services	$722,387	$521,836	$1,923,533	$1,391,357
Staffing services	41,727	36,195	106,764	92,793

Total revenues	764,114	558,031	2,030,297	1,484,150

Cost of revenues:
Direct payroll costs	643,482	470,950	1,711,020	1,256,477
Payroll taxes and benefits	57,977	42,915	170,583	125,239
Workers’ compensation	32,469	22,602	86,471	57,972

Total cost of revenues	733,928	536,467	1,968,074	1,439,688

Gross margin	$30,186	$21,564	$62,223	$44,462

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross professional employer services revenues to net professional employer services revenues is as follows:

	Unaudited Three Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2013	2012	2013	2012	2013	2012
Revenues:
Professional employer services	$722,387	$521,836	$(616,143)	$(446,962)	$106,244	$74,874
Staffing services	41,727	36,195	0	0	41,727	36,195

Total revenues	$764,114	$558,031	$(616,143)	$(446,962)	$147,971	$111,069

Cost of revenues	$733,928	$536,467	$(616,143)	$(446,962)	$117,785	$89,505

	Unaudited Nine Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2013	2012	2013	2012	2013	2012
Revenues:
Professional employer services	$1,923,533	$1,391,357	$(1,641,977)	$(1,195,159)	$281,556	$196,198
Staffing services	106,764	92,793	0	0	106,764	92,793

Total revenues	$2,030,297	$1,484,150	$(1,641,977)	$(1,195,159)	$388,320	$288,991

Cost of revenues	$1,968,074	$1,439,688	$(1,641,977)	$(1,195,159)	$326,097	$244,529

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our co-employed client companies.

Three months ended September 30, 2013 and 2012

Net income for the third quarter of 2013 amounted to $9.0 million, as compared to net income of $5.8 million for the third quarter of 2012. Diluted income per share for the third quarter of 2013 was $1.21 compared to diluted income per share of $.81 for the comparable 2012 period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2013 and 2012 (Continued)

Revenues for the third quarter of 2013 totaled $148.0 million, an increase of approximately $36.9 million or 33.2% over the third quarter of 2012, which reflects an increase in the Company’s professional employer service fee revenue of $31.4 million or 41.9%, coupled with an increase in staffing services revenue of $5.5 million or 15.3%. Approximately 74% and 69% respectively, of our revenue during the three months ended September 30, 2013 and 2012 was attributable to our California operations.

Our growth in professional employer service revenues continues to be primarily attributable to new customers, resulting from continued strength in our referral channels and a high retention rate, as business from new customers during the third quarter of 2013 nearly tripled our lost business from former customers. Professional employer service revenues from continuing customers reflected a 13% increase compared to the third quarter of 2012, primarily resulting from increases in employee headcount and hours worked. The increase in staffing revenues was due primarily to an increase in revenue from the addition of new business, as the business from existing customers reflected a small increase.

Gross margin for the third quarter of 2013 totaled approximately $30.2 million or an increase of 40.0% over the third quarter of 2012, primarily due to the 33.2% increase in revenues and a decline in direct payroll costs, as a percentage of revenues, partially offset by higher workers’ compensation expense and payroll taxes and benefits, as a percentage of revenues.

The decrease in direct payroll costs, as a percentage of revenues, from 24.5% for the third quarter of 2012 to 21.3% for the third quarter of 2013 was primarily due to the increase in our mix of professional employer services in the Company’s customer base compared to the third quarter of 2012 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the third quarter of 2013 was 39.2% compared to 38.6% for the third quarter of 2012. The percentage rate increase was largely due to the effect of significant growth in professional employer services, where payroll taxes and benefits are presented at gross cost, whereas the related direct payroll costs are netted against professional employer services revenue. Management expects the trend in payroll taxes and benefits, as a percentage of revenues, to continue to increase as a result of continued growth in professional employer services on a quarter-over-quarter basis.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $19.4 million or 17.5% in the third quarter of 2012 to $28.2 million or 19.1% in the third quarter of 2013. The percentage rate increase was primarily due to an increase in the provision for claim costs related to current year claims, increases in estimated costs to close prior year claims, and increased insurance broker commissions resulting from increased workers’ compensation insurance rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2013 and 2012 (Continued)

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2013 totaled approximately $16.8 million, an increase of $4.1 million or 31.9% over the third quarter of 2012. The increase was primarily attributable to higher branch incentive pay based upon increased branch performance and increases in management payroll and other variable expense components within SG&A to support our business growth.

The income tax rate for the 2013 third quarter was 30.6% compared to the 2012 third quarter rate of 32.4%. The lower tax rate for the 2013 third quarter was primarily due to higher employment tax credits. We expect the effective income tax rate for the balance of 2013 to remain at a similar rate to the 2013 third quarter income tax rate.

Nine months ended September 30, 2013 and 2012

Net income for the nine months ended September 30, 2013 amounted to $12.3 million, as compared to net income of $7.3 million for the first nine months of 2012. Diluted income per share for the first nine months of 2013 was $1.67 compared to diluted income per share of $.91 for the comparable 2012 period. The first nine months of 2013 reflected approximately 700,000 fewer diluted common shares outstanding when compared to the comparable period of 2012 primarily due to the Company’s repurchase of approximately 2.5 million shares from the Estate of William W. Sherertz, as well as 500,000 shares from Nancy Sherertz, on March 28, 2012.

Revenues for the nine months ended September 30, 2013 totaled $388.3 million, an increase of approximately $99.3 million or 34.4% over the comparable period in 2012, which reflects an increase in the Company’s professional employer service fee revenue of $85.4 million or 43.5% coupled with an increase in staffing services revenue of $14.0 million or 15.1%. Approximately 74% and 68%, respectively, of our revenue during the nine months ended September 30, 2013 and 2012 was attributable to our California operations.

Our growth in professional employer service revenues continues to be primarily attributable to new customers, resulting from continued strength in our referral channels and a high retention rate, as business from new customers during the first nine months of 2013 tripled our lost business from former customers. Professional employer service revenues from continuing customers reflected a 11% increase compared to the first nine months of 2012, primarily resulting from increases in employee headcount and hours worked. Staffing revenues increased primarily from an increase in revenue due to the addition of new business as well as to an increase in business from existing customers.

Gross margin for the nine months ended September 30, 2013 totaled approximately $62.2 million or an increase of 39.9% over the comparable period of 2012, primarily due to the 34.4% increase in revenues and a decline in direct payroll costs, as a percentage of revenues, partially offset by higher workers’ compensation expense and payroll taxes and benefits, as a percentage of revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Nine months ended September 30, 2013 and 2012 (Continued)

The decrease in direct payroll costs, as a percentage of revenues, from 24.1% for the first nine months of 2012 to 20.8% for the first nine months of 2013 was primarily due to the increase in our mix of professional employer services in the Company’s customer base over the third quarter of 2012 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the first nine months of 2013 was 43.9% compared to 43.3% for the comparable period of 2012. The percentage rate increase was largely due to the effect of significant growth in professional employer services, where payroll taxes and benefits are presented at gross cost, whereas the related direct payroll costs are netted against professional employer services revenue, and to slightly higher effective state unemployment tax rates in various states in which the Company operates as compared to the comparable period of 2012.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $49.6 million or 17.2% in the first nine months of 2012 to $75.0 million or 19.3% in the first nine months of 2013. The percentage rate increase was primarily due to an increase in the provision for claim costs related to current year claims, increases in estimated costs to close prior year claims, and increased insurance broker commissions resulting from increased workers’ compensation insurance rates.

SG&A expenses for the first nine months of 2013 totaled approximately $43.1 million, an increase of $10.1 million or 30.4% over the first nine months of 2012. The increase was primarily attributable to increases in management payroll, as well as increases in branch incentive pay resulting from increased branch performance and other variable expense components within SG&A to support our business growth.

The income tax rate for the first nine months of 2013 was 31.2% compared to the income tax rate for the first nine months of 2012 of 32.6%. The decline in the 2013 rate was primarily due to higher employment tax credits.

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

Nine months ended September 30, 2013 and 2012 (Continued)

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

Liquidity and Capital Resources

The Company’s cash position for the nine months ended September 30, 2013 decreased $10.8 million from December 31, 2012, which compares to a decrease of $27.4 million for the comparable period in 2012. The decrease in cash at September 30, 2013 as compared to December 31, 2012, was primarily due to the purchase of restricted certificates of deposit of $63.9 million and an increase in trade accounts receivable of $34.8 million, partially offset by net income of $12.3 million, a $37.5 million increase in accrued payroll and payroll taxes, a $25.4 million increase in workers’ compensation claims liabilities, and net proceeds from the sales and maturities of marketable securities of $13.7 million.

Net cash provided by operating activities for the nine months ended September 30, 2013 amounted to $47.2 million compared to $32.4 million for the comparable 2012 period. For the nine months ended September 30, 2013, cash flow was principally provided by net income of $12.3 million, increases in accrued payroll, payroll taxes and benefits of $37.5 million and a $25.4 million increase in workers’ compensation claims liabilities, partially offset by an increase in trade accounts receivable of $34.8 million.

Net cash used in investing activities for the nine months ended September 30, 2013 was $54.4 million as compared to $1.0 million of net cash provided by investing activities for the comparable 2012 period. For the 2013 period, cash from investing activities was used to purchase restricted certificates of deposit and restricted marketable securities totaling $71.1 million and to purchase marketable securities of $45.1 million, partially offset by the sales and maturities of marketable securities of $58.7 million. The Company presently has no material long-term capital commitments.

Net cash used in financing activities for the nine months ended September 30, 2013 was $3.5 million as compared to $60.8 million used in financing activities for the comparable 2012 period. For the 2013 period, the primary uses of cash for financing activities were the net payments on credit-line borrowings of $4.5 million and the payment of regular quarterly cash dividends totaling $2.8 million to holders of the Company’s common stock, partially offset by excess tax benefits from share-based compensation of $2.1 million coupled with $1.9 million for proceeds from the exercise of stock options.

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

Liquidity and Capital Resources (Continued)

As disclosed in Note 3 to the Consolidated Financial Statements in this report, the Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with initial borrowing capacity of up to $24.0 million. The Company had no outstanding borrowings on the revolving credit facility as of September 30, 2013. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $70.6 million as of September 30, 2013.

Effective June 14, 2013, the Company increased its outstanding standby letters of credit by $46.7 million to a total of $70.6 million. This increase resulted from the California self-insured workers’ compensation surety deposit requirement. The total letter of credit related to California workers’ compensation was $63.9 million as of September 30, 2013. As part of the increased letter of credit related to California workers’ compensation, the Company posted $63.9 million of certificates of deposit with the Bank as collateral. These certificates of deposit are classified as restricted within current assets on the Company’s Consolidated Balance Sheet.

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

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles, inventory and equipment. Under the Agreement, the maximum principal amount available will be reduced by $2.5 million every six months commencing April 1, 2013. The maximum principal amount available at September 30, 2013 was $21.5 million.

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

Liquidity and Capital Resources (Continued)

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at September 30, 2013.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and the effect of changes in estimate of its claims liabilities, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned, fully licensed captive insurance subsidiaries and becoming self-insured for certain business risks, the availability of alternatives to being self-insured as to workers’ compensation liabilities in California, the financial viability of the Company’s excess insurance carriers, the effectiveness of the Company’s management information systems, payment of future dividends, and the availability of working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include the ability to retain current clients and attract new clients, difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectability of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the effect of conditions in the global capital markets on the Company’s investment portfolio, and the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets and its outstanding borrowings on its line of credit and long-term debt. As of September 30, 2013, the Company’s investment portfolio consisted principally of approximately $70.8 million in certificates of deposit, $9.1 million in tax-exempt municipal bonds, and approximately $4.5 million in corporate bonds. The Company’s outstanding borrowings on its line of credit and long-term debt totaled approximately $5.3 million at September 30, 2013. Based on the Company’s overall interest exposure at September 30, 2013, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets, its outstanding borrowings or its results of operations because of the predominantly short maturities of the securities within the investment portfolio and the relative size of the outstanding borrowings.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no common stock repurchases during the quarter ended September 30, 2013. In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 common shares of the Company’s common stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million common shares. In October 2008, the Board approved a second increase in the authorized common shares to be repurchased up to 3.0 million shares. At September 30, 2013, 1,208,200 shares could be repurchased under the program.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: November 8, 2013	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document