Form 10-K
period 2013-12-31
BARRETT BUSINESS SERVICES INC
filed 2014-03-14
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as indicated by Exchange Act Rule 12b-2).

Large accelerated filer  ☐                 Accelerated filer  ☒                 Non-accelerated filer  ☐                 Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $363,038,000 at June 30, 2013

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 3, 2014
Common Stock, Par Value $.01 Per Share	7,173,272 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2013 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	BUSINESS

General

Company Background.  Barrett Business Services, Inc. (“BBSI,” the “Company,” “our” or “we”), is a leading provider of business management solutions for small-and mid-sized companies. The company has developed a management platform that integrates tools from the human resource outsourcing industry and a knowledge-based approach from the management consulting industry. This platform, through the effective leveraging of human capital, assists our business owner clients in more effectively running their business. We believe this platform, delivered through local teams of professionals, differentiates BBSI from our competitors. BBSI was incorporated in Maryland in 1965.

Business Strategy.  Our strategy is to align with the mission of small-and mid-sized business owners, driving value to their business. To do so, BBSI:

•	aligns with the business owner to frame a three-tiered management platform that brings predictability to their organization;

•	partners with business owners to leverage their investment in human capital through a high-touch, results-oriented approach; and

•	enables business owners to focus on their core business by reducing organizational complexity and maximizing productivity.

Business Organization.  We operate a decentralized delivery model using locally based teams, typically located within 50 miles of our client companies. We recruit senior level managers to oversee, develop and expand our business at the branch-office level. Additionally, we recruit professionals with expertise in human resources, risk management and workplace safety and various types of administration, including payroll, to field our client delivery teams. This structure fosters autonomous decision-making, allowing local teams of professionals to deliver plans that most closely align with the needs of each business owner client. It also assists us by incubating talent to support increased growth and capacity. We have clients with employees located in 22 states and the District of Columbia, through a network of 52 branch locations in California, Oregon, Washington, Idaho, Arizona, Nevada, Utah, Colorado, Maryland, Delaware and North Carolina. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

BBSI believes that making significant investments in the best talent available allows us to leverage the value of this investment many times over. We motivate our management employees through a compensation package that includes a competitive base salary and the opportunity for profit sharing. At the branch level, profit sharing is in direct correlation to client performance, reinforcing a culture focused on achievement of client goals.

Services Overview.  BBSI’s core purpose is to advocate for business owners, particularly in the small-and mid-sized business segment. Our evolution from an entrepreneurially run company to a professionally managed organization has helped to form our view that all businesses experience inflection points at key stages of growth. The insights gained through our own growth, along with the trends we see in working with more than 3,000 companies each day, define our approach to guiding business owners through the challenges associated with being an employer.

BBSI’s business teams align with each business owner client through a structured three-tiered progression. In doing so, business teams focus on the objectives of each business owner and deliver planning, guidance and resources in support of those objectives.

Tier 1: Tactical Alignment

The first stage focuses on the mutual setting of expectations and is essential to a successful client relationship. It begins with a process of assessment and alignment in which the business owners’ attitudes, objectives and culture are aligned with BBSI’s processes, controls and culture. This stage includes an implementation process, which addresses the administrative components of managing employees.

Tier 2: Dynamic Relationship

The second stage of the relationship focuses on the development of the client’s organization. There is a focus on process improvement, development of best practices, supervisor development and leadership training.

Tier 3: Strategic Counsel

With a focus on advocating for the business owner, activities in the third stage of the relationship are more strategic and forward-looking with a goal of cultivating an environment in which all efforts are directed by the mission and objectives of the business owner.

In addition to serving as resource and guide, BBSI has the ability to provide workers’ compensation coverage as a means of meeting statutory requirements and protecting our clients from employment-related injury claims. Through our internal claims managers and our third-party administrators, we provide claims management services for our co-employed clients. We work aggressively to manage and reduce job injury claims, identify fraudulent claims and structure optimal work programs, including modified duty employees.

Categories of Services

We report financial results in two categories of services: Professional Employer Services (PEO) and Staffing. During 2013, we served approximately 3,200 PEO clients, which compares to approximately 2,910 PEO clients during 2012. At December 31, 2013, we had approximately 2,850 PEO clients and employed approximately 70,250 employees pursuant to PEO contracts, as compared to approximately 2,550 PEO clients and approximately 56,210 employees as of December 31, 2012. During 2013, we provided staffing services to approximately 1,870 staffing services customers, which compares to approximately 1,850 customers during 2012. See the table on page 29 of this report for the percentages of total net revenues from our staffing and PEO services for the three years in the period ended December 31, 2013.

PEO.   We enter into a client services agreement to become a co-employer of the client’s existing workforce, assuming responsibility for payroll, payroll taxes, workers’

compensation coverage and certain other administrative functions, while the business owner client maintains physical care, custody and control of their workforce, including the authority to hire and terminate employees.

Staffing and Recruiting.   Our staffing services include on-demand or short-term staffing assignments, contract staffing, long-term or indefinite-term on-site management, and direct placement. Our recruiting experts maintain a deep network of professionals from which we source candidates. Through an assessment process, we gain an understanding of the short-and long-term needs of our clients, allowing us to identify and source the right talent for each position. We then conduct a rigorous screening process to help ensure a successful hire.

Clients and Client Contracts

Our business is typically characterized by long-term relationships that result in recurring revenue. Our client relationships are codified in a Client Services Agreement, which typically provides for an initial term of one year with renewal for additional one-year periods but generally permit cancellation by either party upon 30 days’ written notice. In addition, we may terminate the agreement at any time for specified reasons, including nonpayment or failure to follow our workplace safety program. Our annual client retention rate is in excess of 90%. We do not include clients we have terminated in our retention calculation.

The client services agreement also provides for indemnification of us by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety, or immigration laws or regulations. Our client service agreement requires clients in a co-employment arrangement to maintain comprehensive liability coverage in the amount of $1.0 million for acts of their employees. Although no claims exceeding such policy limits have been paid by us to date, the possibility exists that claims for amounts in excess of sums available to us through indemnification or insurance may be asserted in the future, which could adversely affect profitability.

We have client services agreements with a diverse array of customers, including among others, electronics manufacturers, various light-manufacturing industries, agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in various construction-related fields and professional services firms. None of our clients individually represented more than 1% of our total revenues in 2013.

Market Opportunity

As a company that aligns with the mission of business owners by providing resources and guidance to small and mid-size business, BBSI believes its growth is driven by the desire of business owners to focus on mission-critical functions, reduce complexity associated with the employment function, mitigate costs and maximize the investment in human capital. Our integrated management platform has enabled us to capitalize on these needs within the small to mid-size business sector.

The small and mid-sized business segment is particularly attractive because:

•	it is large, continues to grow and remains under served by professional services companies;

•	it typically has fewer in-house resources than larger businesses and, as a result, is generally more dependent on external resources;

•	we generally experience a relatively high client retention rate and lower client acquisition costs within this market segment; and

•	in addition, we have found that small to mid-size businesses are responsive to quality of service, ease-of-use, and responsiveness to clients’ needs when selecting a PEO or staffing services provider.

Competition

The business environment in which we operate is characterized by intense competition and fragmentation. BBSI is not aware of reliable statistics regarding the number of its competitors, but certain large, well-known companies typically compete with us in the same markets and also have greater financial and marketing resources than we do, including Automatic Data Processing, Inc., Manpower, Inc., Kelly Services, Inc., Insperity, Inc., TriNet, and Paychex, Inc. We may face additional competition in the future from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. The principal competitive factors in the business environment in which we operate are price and level of service.

We believe that our growth is attributable to our ability to provide small and mid-sized companies with the resources and knowledge base of a large employer delivered through a local operations team. Our level of integration with each client business provides us an additional competitive advantage.

Sales and Marketing

Sales and marketing efforts are led by our area managers and a team of business development professionals. BBSI’s business development is the primary function of our area managers, and is focused on branch-level development of local business relationships. We believe our clients are our best advocates and powerful drivers of our brand awareness. We support our clients and foster advocacy through branch-based business teams. Each integrated team is comprised of a client-facing Business Partner, HR Consultant, Risk Management Consultant, a Payroll Specialist and in some instances, a recruiting specialist. By developing business teams in our existing branches, we expect to see incremental growth in the markets where we currently do business, driven by our reputation and client referrals.

On a regional and national level, we seek to expand and align our services to meet business demand, which may include opening additional offices to better support a client’s geographic needs, or adding new business teams within an existing branch location. We believe our business teams serve a dual purpose: 1) Delivering high-quality guidance to our clients, thereby supporting client business growth and driving client referrals, and 2) Incubating talent at the branch level to support expansion into new markets.

Our business growth has three sources: referrals from existing clients, direct business-to-business sales efforts by our area managers, and an extensive referral network. Our referral partners include insurance brokers, financial advisors, attorneys, CPA’s, and other business professionals who can facilitate an introduction to prospective clients. These partners, typically in exchange for a fee equal to a small percentage of payroll, facilitate introductions to business owners on our behalf.

Growth Strategy

Our growth strategy is focused in the following areas:

•

Support, strengthen and expand branch office operations through the ongoing development of business units. We believe that strengthening and expanding the operations of each location is an efficient and effective means of increasing market share in the geographic areas in which we do business. Because we understand that successful and satisfied client companies are a powerful driver of brand awareness, we focus on creating and expanding business units within each branch that provide tactical and strategic guidance to our client base. As our presence in each market grows through the addition of branch business units, we believe market awareness of our reputation and services increases.

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

•

Penetrate new markets. We intend to open additional branch offices in new geographic markets as opportunities arise. We have developed a well-defined approach to geographic expansion, which will serve as a guide for entering new markets. We believe our decentralized organizational model built on teams of senior-level professionals allows us to incubate talent as we expand into new markets.

Workers’ Compensation

Through our client services agreement, we have the ability to provide workers’ compensation coverage to our clients. We provide this coverage through a variety of methods, all of which are subject to rigorous underwriting to assess financial stability, risk factors and cultural alignment related to safety and the client’s desire to improve their operations. In providing this coverage, we are responsible for complying with applicable statutory requirements for workers’ compensation coverage. Additionally, risk mitigation is an important contributor to our principal goal of helping business owners operate their business more efficiently. It is in the mutual interests of the client and BBSI to commit to workplace safety and risk mitigation.

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

Self Insurance for Workers’ Compensation.  In August 1987, we became a self-insured employer for workers’ compensation coverage in Oregon. We subsequently obtained self-insured employer status for workers’ compensation in California, Delaware, Maryland and Colorado, as well as in Washington for our staffing and management employees. Regulations governing self-insured employers in each jurisdiction typically require the employer to maintain surety bonds, surety deposits of government securities, letters of credit or other financial instruments to cover workers’ claims in the event the employer is unable to pay for such claims.

To manage our financial exposure to catastrophic injuries and fatalities, we maintain excess workers’ compensation insurance coverage. Our wholly owned, fully licensed captive insurance company incorporated in Arizona, Associated Insurance Company for Excess (“AICE”), provides us with excess workers’ compensation coverage from $1.0 million up to $5.0 million per occurrence in the states of Oregon, California, Delaware and Washington. Additional excess workers’ compensation insurance coverage is provided through annual policies issued by ACE Group (“ACE”) from $5.0 million to $15.0 million per occurrence, except for our Maryland and Colorado operations.

Our excess insurance policy in Maryland has a $1.0 million retention with a $25.0 million limit and our excess insurance policy in Colorado has a $2.0 million retention and statutory limits on a per occurrence basis. This approach results in an effective per occurrence retention, on a consolidated basis, of $5.0 million. This higher per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results. AICE provides us with access to an alternative mechanism for excess insurance coverage, as well as certain income tax benefits arising from the ability to accelerate the deduction, for tax purposes, of certain accruals for workers’ compensation claims.

Additionally, we formed Ecole Insurance Company, a wholly owned fully licensed insurance company in Arizona (“Ecole”), to provide workers’ compensation coverage to our employees working in Arizona, beginning with claims occurring on or after March 1, 2010. Additional reinsurance coverage for Ecole is provided by ACE from $5.0 million to statutory limits per occurrence.

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

Elements of Self-Insurance Costs.  The costs associated with our self-insured workers’ compensation program include case reserves for reported claims, an additional expense provision for potential future increases in the cost of open injury claims (known as “adverse loss development”) and claims incurred in prior periods but not reported (referred to as “IBNR”), fees payable to our TPAs, additional claims administration expenses, administrative fees payable to state workers’ compensation regulatory agencies, legal fees, fees paid for business referrals, premiums for excess workers’ compensation insurance, and costs associated with forming and operating our wholly owned, fully licensed captive insurance company for excess coverage. The state assessments are typically based on payroll amounts and, to a limited extent, the amount of permanent disability awards during the previous year. Excess insurance premiums are also based in part on the size and risk profile of our payroll and loss experience.

Recent Developments in California.  In September 2012, California Senate Bill 863 (“SB 863”), was signed into law. Under SB 863, the California Director of Self-Insurance was required not to issue certificates of consent to self-insure after January 1, 2013, to any employer engaged in the activities of a professional employer organization, a leasing employer, a temporary services employer or any employer the Director determines to be in the business of providing employees to other employers. Additionally, the Director is required to revoke any previously issued certificate of consent to self-insure in favor of any employer engaged in these types of activities not later than January 1, 2015. To address this issue, BBSI has entered into an arrangement typically known as a “fronted” program with ACE Group. Under this arrangement, the risk of loss up to the first $5.0 million per claim will be retained by BBSI through an indemnity agreement, although ACE will be responsible for any claims BBSI is unable to satisfy. In addition, ACE continues to be BBSI’s carrier for costs in excess of $5.0 million per claim. During 2014, we will transition to the ACE program so that by December 31, 2014, all of our employees working in California will be covered by this new arrangement. We expect to incur increased costs during this transition that will likely continue following implementation of the fronted insurance program.

Workers’ Compensation Claims Experience and Reserves

We recognize our liability for the ultimate payment of incurred claims and claims adjustment expenses by accruing liabilities which represent estimates of future amounts necessary to pay claims and related expenses with respect to covered events that have occurred. When a claim involving a probable loss is reported, our internal claims management personnel or our TPA establishes a case reserve for the estimated amount of ultimate loss. The estimate reflects an informed judgment based on established case reserving practices and the experience and knowledge of our claims management staff and the TPA regarding the nature and expected amount of the claim, as well as the estimated expenses of settling the claim, including legal and other fees and expenses of claims administration. The adequacy of such case reserves in part depends on the professional judgment of both our claims management staff and our TPA to properly and comprehensively evaluate the economic consequences of each claim. Our reserves include an additional component for both estimated future adverse loss development in excess of initial case reserves on open claims and for incurred but not reported claims (together IBNR) based upon actuarial estimates provided by the Company’s independent actuary. Our reserves do not include an estimated provision for the incidence of unknown or unreported catastrophic claims.

As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are based on management’s estimates, and as other data becomes available, these estimates are revised, which may result in increases or decreases in existing case reserves. Management’s internal accrual process for workers’ compensation expense is based upon the immediate recognition of an expense and the related liability at the time a claim occurs; the value ascribed to the expense and liability is based upon our internal claims management and the TPAs’ estimate of ultimate claim cost coupled with a provision for estimated future development based upon an actuarial review performed quarterly by our independent actuary. We believe our total accrued workers’ compensation claims liabilities at December 31, 2013 are adequate. It is possible, however, that our actual future workers’ compensation obligations may exceed the amount of our accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims and, to a much lesser extent, of claims incurred but not reported.

Failure to successfully manage the severity and frequency of workplace injuries would result in increased workers’ compensation expense and would have a negative effect, which may be substantial, on our operating results and financial condition. BBSI maintains clear guidelines for our area managers and risk management consultants, directly tying their continued employment to their diligence in understanding and addressing the risks of accident or injury associated with the industries in which client companies operate and in monitoring clients’ compliance with workplace safety requirements. We have a policy of “zero tolerance” for avoidable workplace injuries. Each of our risk management consultants has the authority to cancel any client at any time based upon their assessment of their safe-work practices or philosophies.

Employees and Employee Benefits

At December 31, 2013, we had approximately 79,315 total employees, including approximately 8,600 staffing services employees, approximately 70,250 employees under our client service agreements, 465 managerial, sales and administrative employees and three executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. Substantially all of our managerial, sales and administrative employees have entered into a standard form of employment agreement which, among other provisions, contains covenants not to engage in certain activities in competition with us for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe our employee relations are good.

We offer various qualified employee benefit plans to our employees, including those employees for whom we are the administrative employer in a co-employment agreement who so elect. These qualified employee benefit plans include our 401(k) plan to which employees may begin making contributions upon reaching 21 years of age and completing 1,000 hours of service in any consecutive 12-month period. We may also make contributions to the 401(k) plan, which vest over six years and are subject to certain legal limits, at the sole discretion of our Board of Directors. We make matching contributions to the 401(k) plan under a safe harbor provision, whereby we match 100% of contributions by management and staffing employees to the 401(k) plan up to 3% of each participating employee’s annual compensation and 50% of the employee’s contributions up to an additional 2% of annual compensation. We also offer a cafeteria plan under Section 125 of the Internal Revenue Code; and group health, life insurance and disability insurance plans. Generally, qualified employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974 (“ERISA”). In order to qualify for favorable tax treatment under the Internal Revenue Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees.

Regulatory and Legislative Issues

Business Operations.  We are subject to the laws and regulations of the jurisdictions within which we operate, including those governing self-insured employers under the workers’ compensation systems in Oregon, California, Maryland, Delaware and Colorado, as well as in Washington for staffing and management employees. As a result of legislation in California related to our self-insurance program, we will be transitioning out of self-insurance in California during 2014 into an insured program with ACE Group. See “Workers’ Compensation-Recent Legislative Developments in California” above. We are also subject to laws and regulations governing our two wholly owned, fully licensed insurance companies in Arizona. While the specific laws and regulations vary among these jurisdictions, they typically require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk on us, particularly with respect to those clients who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date.

Employee Benefit Plans.  Our operations are affected by numerous federal and state laws relating to labor, tax and employment matters. Through our client services agreement, we assume certain obligations and responsibilities as the administrative employer under federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer, temporary employment, and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of “employer” under these laws is not uniform.

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

In view of the Company’s favorable historical experience with large catastrophic claims and an opportunity to realize savings from lower excess workers’ compensation insurance premiums, we maintain our self-insured retention at $5.0 million per occurrence, except in Colorado and Maryland where our retention is at $2.0 million and $1.0 million per occurrence, respectively. Additionally, Ecole’s retention is at $5.0 million per occurrence for coverage in Arizona. Thus, the Company has financial risk for most workers’ compensation claims under $5.0 million, on a per occurrence basis. This level of per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results and financial condition.

Adverse developments in the market for excess workers’ compensation insurance could lead to increases in our costs.

We are a state-approved self-insured employer for workers’ compensation coverage in California, Oregon, Delaware, Maryland and Colorado, as well as in Washington for our staffing and management employees. To manage our financial exposure in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance with a per occurrence retention of $5.0 million effective January 1, 2007, except in Colorado and Maryland where our retention is at $2.0 million and $1.0 million per occurrence, respectively. Additionally, Ecole’s retention is at $5.0 million per occurrence for coverage in Arizona. Changes in the market for excess workers’ compensation insurance may lead to limited availability of such coverage, additional increases in our insurance costs or further increases in our self-insured retention, any of which may have a material adverse effect on our financial condition.

Economic conditions, particularly in California, may impact our ability to attract new clients and cause our existing clients to reduce staffing levels or cease operations.

Weak economic conditions typically have a negative impact on small-and mid-sized businesses, which make up the majority of our clients. In turn, these businesses could cut costs, including trimming employees from their payrolls, or ceasing operations altogether. In addition, businesses may be reluctant to enter into new client service agreements because of the uncertainty regarding the timing of any economic recovery. These forces may result in decreased revenues due both to the downsizing of our current clients and difficulties in attracting new clients, and may also result in additional bad debt expense to the extent that existing clients cease operations.

If we are unable to maintain our brand image and corporate reputation, our business may suffer.

Our success depends in part on our ability to maintain our reputation for providing excellent service to our customers. Service quality issues, actual or perceived, even when false or unfounded, could tarnish the image of our brand and may cause customers to use other companies. Also, adverse publicity surrounding labor relations, security matters, and the like, or attempts to connect our Company to these sorts of issues could negatively affect our overall reputation. Damage to our reputation could reduce demand for our services and thus have an adverse effect on our business, financial position and results of operations.

Our staffing business is vulnerable to economic fluctuations.

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

Our concentration of business in California subjects our business to market risks involving the California workers’ compensation environment. During recent years, California has enacted several legislative reforms in an attempt to address concerns relating to its workers’ compensation system, including recent legislation that will cause us to end our self-insurance program for workers’ compensation in California. The California legislature or regulatory bodies in the state may attempt additional legislative or regulatory reforms in the future. Implementation of our proposed fronted insurance program in response to recent legislation is expected to result in increased costs and may remove a competitive advantage we had in California, our largest market. See “Business – Workers’ Compensation – Recent Developments in California” above. Any additional successful legislative reforms or non-governmental changes in market conditions in California could further lessen an important advantage we have in that state, leading to a reduction in our new business opportunities and a potential slowing in the growth of our business in California. Any such slowing would adversely affect our results of operations.

Because we assume the obligation to make wage, tax and regulatory payments in respect of some employees, we are exposed to client credit risks.

We generally assume responsibility for and manage the risks associated with our clients’ employee payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits. These obligations are fixed, whether or not the client makes payments to us as required by our services agreement, which exposes us to credit risks. We attempt to mitigate this risk by invoicing our clients at the end of their specific payroll processing cycle. We also carefully monitor the timeliness of our clients’ payments and impose strict credit standards on our customers. If we fail to successfully manage our credit risk, our results of operations and financial condition could be materially and adversely affected.

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

If our efforts to protect the security of personal information about our employees and clients are unsuccessful, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer.

The nature of our business involves the receipt, storage, and transmission of personal and proprietary information about thousands of employees and some clients. If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our employees and clients could lose confidence in our ability to protect their personal and proprietary information, which could cause them to terminate their relationships with us. Any loss of confidence arising from a significant data security breach could hurt our reputation, further damaging our business.

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

Our California and Oregon operations accounted for approximately 74% and 8%, respectively, of our total net revenues in 2013. As a result of the current importance of our California and Oregon operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in these markets, particularly in California. If these states experience economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business in these states or limits our competitive advantages in these markets, our profitability and growth prospects may be materially and adversely affected.

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

We believe that the successful operation of our business is dependent upon our retention of the services of key personnel, including our Chief Executive Officer, other executive officers and area managers. We may not be able to retain all of our executives, senior managers and key personnel in light of competition for their services. If we lose the services of one of our executive officers or a significant number of our senior managers, our operations and profitability likely would be adversely affected.

We do not have an expansive in-house sales staff and therefore rely extensively on referral partners.

We maintain a minimal internal professional sales force and we rely heavily on referral partners to provide referrals to new business, especially in California, although each area manager is expected to be an effective leader in business development, including marketing efforts and sales closures. In connection with these arrangements, we pay a fee to referral partners for new clients. As a result, we are dependent on firms and individuals that do not have an exclusive relationship with us. If we are unable to maintain these relationships, if they increase their fees or lose confidence in our services, we could face declines in our business and additional costs and uncertainties as we attempt to hire and train an internal sales force.

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

We are dependent upon technology services and if we experience damage, service interruptions or failures in our computer and telecommunications systems, our client relationships and our ability to attract new clients may be adversely affected.

We rely extensively on our computer systems to manage our branch network, perform employment-related services, accounting and reporting, and summarize and analyze our financial results. Our systems are subject to damage or interruption from telecommunications failures, power-related outages, computer viruses and malicious attacks, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, experience loss of critical data and interruptions or delays in our ability to manage our operations, and encounter a loss of client confidence. Because our business involves the storage of clients’ proprietary information and confidential personal data of employees, security breaches could expose us to regulatory actions, litigation, possible liability or fines, and damage to our reputation. In addition, our clients’ businesses may be adversely affected by any system or equipment failure or breach we experience. As a result, our relationships with our clients may be impaired, we may lose clients, our ability to attract new clients may be adversely affected and we could be exposed to contractual liability. We may invest in upgrades or replacements to our existing systems or additional security measures, each of which can involve substantial costs and risks relating to installation and implementation.

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

We operate through all 52 of our branch offices. The following table shows the number of locations in each state in which we operate. We also lease office space in other locations in our market areas which we use to recruit and place employees.

Offices	Number of Locations
California	19
Oregon	11
Utah	5
Washington	5
Idaho	3
Arizona	2
Colorado	2
Maryland	2
Delaware	1
Nevada	1
North Carolina	1

We lease office space for our branch offices. At December 31, 2013, our leases had expiration dates ranging from less than one year to five years, with total minimum payments through 2018 of approximately $9.1 million. Our corporate headquarters office in Vancouver, Washington occupies approximately 35 percent of the 63,500 square foot building we own.

Item 3.	LEGAL PROCEEDINGS

See Note 14, Litigation, in the Notes to Consolidated Financial Statements included in Item 15 of this report.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table identifies, as of March 14, 2014, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Principal Positions and Business Experience	Officer Since
Michael L. Elich	48	President and Chief Executive Officer	2005

James D. Miller	50	Vice President-Finance, Treasurer and Secretary; Chief Financial Officer; Principal Accounting Officer	1994

Gregory R. Vaughn	58	Vice President and Assistant Secretary; Chief Administrative Officer	1998

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

Our common stock (the “Common Stock”) trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol “BBSI.” At March 3, 2014, there were 27 stockholders of record and approximately 5,725 beneficial owners of the Common Stock.

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

	High	Low	Cash Dividends Declared
2012
First Quarter	$21.10	$15.68	$0.11
Second Quarter	21.45	18.88	0.11
Third Quarter	28.96	19.99	0.11
Fourth Quarter	39.49	26.19	0.13
2013
First Quarter	$53.27	$38.15	$0.13
Second Quarter	62.82	48.50	0.13
Third Quarter	73.49	48.08	0.13
Fourth Quarter	98.00	66.33	0.18

The Company maintains a Board approved stock repurchase program which currently authorizes shares to be repurchased up to 3.0 million shares of the Company’s stock from time to time in open market purchases. The following table summarizes information related to stock repurchases during the quarter ended December 31, 2013.

Month	Shares Repurchased	Average Price Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
October	0	$0	0	1,208,200
November	0	0	0	1,208,200
December	0	0	0	1,208,200

Total	0		0

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2008, until December 31, 2013, for our Common Stock, The Nasdaq Composite Index, and a group of the Company’s current peers in the staffing industry (the “2013 Peer Group”). The 2013 Peer Group is comprised of five companies included in the peer group used to prepare the performance graph included in the Company’s Form 10-K for the year ended December 31, 2012.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2008, in our Common Stock, The Nasdaq Composite Index, and the 2013 Peer Group, and that dividends are reinvested. In accordance with the SEC’s disclosure rules, the stockholder return for each company in the 2013 Peer Group indices has been weighted on the basis of market capitalization as of the beginning of each annual period shown. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/08	12/09	12/10	12/11	12/12	12/13
Barrett Business Services, Inc.	100.00	116.39	150.93	198.55	386.70	950.36
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
Peer Group	100.00	138.47	165.96	126.36	150.44	237.56

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
(In thousands, except per share data)
Statement of operations:
Revenues:
Professional employer service fees	$388,963	$276,004	$190,113	$147,385	$120,305
Staffing services	143,881	126,648	124,761	125,738	116,155

Total	532,844	402,652	314,874	273,123	236,460

Cost of revenues:
Direct payroll costs	108,800	95,128	94,568	95,439	87,679
Payroll taxes and benefits	228,903	169,724	123,017	96,660	82,077
Workers’ compensation	108,617	71,086	53,837	36,284	39,765

Total	446,320	335,938	271,422	228,383	209,521

Gross margin	86,524	66,714	43,452	44,740	26,939
Selling, general and administrativeexpenses	60,061	46,450	38,174	35,429	33,481
Depreciation and amortization	2,037	1,477	1,344	1,395	1,641

Income (loss) from operations	24,426	18,787	3,934	7,916	(8,183)

Other income (loss):
Life insurance proceeds	0	0	10,000	0	0
Investment income, net	723	776	1,199	874	1,003
Interest expense	(238)	(76)	(25)	(25)	0
Other, net	(9)	(28)	47	1,162	637

Total	476	672	11,221	2,011	1,640

Income (loss) before income taxes	24,902	19,459	15,155	9,927	(6,543)
Provision for (benefit from) income taxes	7,010	6,328	837	2,574	(2,598)

Net income (loss)	$17,892	$13,131	$14,318	$7,353	$(3,945)

Basic earnings (loss) per share	$2.52	$1.70	$1.42	$.71	$(.38)

Weighted average number of basicshares outstanding	7,105	7,723	10,083	10,333	10,452

Diluted earnings (loss) per share	$2.42	$1.67	$1.41	$.71	$(.38)

Weighted average number of dilutedshares outstanding	7,397	7,863	10,150	10,372	10,452

Cash dividends per common share	$.57	$.46	$.38	$.33	$.32
Selected balance sheet data:
Cash and marketable securities	$119,253	$72,394	$81,844	$61,356	$57,910
Working capital	64,421	28,142	49,639	44,563	45,301
Total assets	313,322	228,861	223,097	187,884	174,616
Long-term debt, net of current portion	5,053	5,273	0	0	0
Stockholders’ equity	72,553	53,896	101,655	95,365	94,932

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leading provider of business management solutions for small-and mid-sized companies. The Company has developed a management platform that integrates tools from the human resource outsourcing industry and knowledge-based approach from the management consulting industry. This platform, through the effective leveraging of human capital, assists our business owner clients in more effectively running their business.

We deliver the managerial resources and guidance of a large company to small and mid-sized businesses. Our professional employer service fees are generated from client services agreements with our clients; we enter into a co-employment arrangement in which we become the administrative employer and the client maintains care, custody and control of their operations. Revenues from client services agreements are recognized on a net basis in accordance with current accounting guidance for revenue recognition and principal/agent considerations. Consequently, service fee revenues represent the gross margin generated from our professional employer services after deducting the amounts invoiced to co-employed clients for direct payroll expenses such as salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment. These amounts are also excluded from cost of revenues. Our fees also include amounts invoiced to our clients for employer payroll-related taxes and workers’ compensation coverage.

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

Our business is concentrated in California and Oregon and we expect to continue to derive a majority of our revenues from these markets in the future. Revenues generated in our California and Oregon offices accounted for 82% of our total net revenues in 2013, 79% in 2012 and 75% in 2011. Consequently, any weakness in economic conditions or changes in the regulatory environments in these regions could have a material adverse effect on our financial results.

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

Safety Incentives Liability.  Our accrued safety incentives represent cash incentives paid to certain clients under our client services agreement for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the expected payout as determined by historical incentive payment trends. The safety incentive expense is netted against PEO revenues on our Consolidated Statements of Operations.

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

Goodwill.  We assess the recoverability of goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management’s current assessment of the carrying value of goodwill indicates there was no impairment as of December 31, 2013. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets whenever events or circumstances occur indicating that goodwill might be impaired.

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

Income Taxes.  Our income taxes are accounted for using an asset and liability approach. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The impact of uncertain tax positions would be recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions would withstand challenge, if any, from taxing authorities. At December 31, 2013, we had deferred income tax assets of $8.9 million. We assess the realization of the deferred income tax assets as significant changes in circumstances may require adjustments during future periods. The amount of the deferred income tax assets actually realized could vary, if there are differences in the timing or amount of future reversals of existing deferred income tax assets or changes in the actual amounts of future taxable income as compared to operating forecasts. If our operating forecast is determined to no longer be reliable due to uncertain market conditions, our long-term forecast may require reassessment. As a result, in the future, a valuation allowance may be required to be established for all or a portion of the deferred income tax assets. Such a valuation allowance could have a significant effect on our future results of operations and financial position.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on the Company’s results of operations and financial condition, refer to Note 1 in the Notes to the Consolidated Financial Statements beginning at page F-8 of this Annual Report on Form 10-K.

Forward-Looking Information

Statements in this Item or in Items 1 and 1A of this Report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned fully licensed insurance subsidiaries and becoming self-insured for certain business risks, the Company’s response to changes in California law affecting the Company’s ability to be self-insured for workers’ compensation claims in the state, the effectiveness of the Company’s management information systems, payment of future dividends and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include, the Company’s ability to retain current customers, economic trends in the Company’s service areas, the potential for material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, the Company’s ability to implement its fronted insurance program while maintaining its competitive position in California, difficulties associated with integrating acquired businesses and clients into the Company’s operations, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, and the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, included in Item 15 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company’s Consolidated Financial Statements included in Item 15 of this report.

	Percentage of Total Net Revenues
	Year Ended December 31,
	2013	2012	2011
Revenues:
Professional employer service fees	73.0%	68.5%	60.4%
Staffing services	27.0	31.5	39.6

Total	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	20.4	23.6	30.0
Payroll taxes and benefits	43.0	42.1	39.1
Workers’ compensation	20.4	17.7	17.1

Total	83.8	83.4	86.2

Gross margin	16.2	16.6	13.8
Selling, general and administrative expenses	11.2	11.5	12.1
Depreciation and amortization	0.4	0.4	0.4

Income from operations	4.6	4.7	1.3
Other income	0.1	0.1	3.5

Income before income taxes	4.7	4.8	4.8
Provision for income taxes	1.3	1.6	0.3

Net income	3.4%	3.2%	4.5%

We report PEO revenues on a net basis because we are not the primary obligor for the services provided by our co-employed clients to their customers pursuant to our client service agreements. We present for comparison purposes the gross revenues and cost of revenues information for the years ended December 31, 2013 and 2012 set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

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

(in thousands)	Year Ended December 31,
	2013	2012
Revenues:
Professional employer services	$2,665,714	$1,954,207
Staffing services	143,881	126,648

Total revenues	2,809,595	2,080,855

Cost of revenues:
Direct payroll costs	2,369,282	1,761,984
Payroll taxes and benefits	228,903	169,724
Workers’ compensation	124,886	82,433

Total cost of revenues	2,723,071	2,014,141

Gross margin	$86,524	$66,714

A reconciliation of non-GAAP gross revenues to net revenues is as follows for the years ended December 31, 2013 and 2012 (in thousands):

	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2013	2012	2013	2012	2013	2012
Revenues:
Professional employer services	$2,665,714	$1,954,207	$(2,276,751)	$(1,678,203)	$388,963	$276,004
Staffing services	143,881	126,648	0	0	143,881	126,648

Total revenues	$2,809,595	$2,080,855	$(2,276,751)	$(1,678,203)	$532,844	$402,652

Cost of revenues:	$2,723,071	$2,014,141	$(2,276,751)	$(1,678,203)	$446,320	$335,938

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Years Ended December 31, 2013 and 2012

Net income for 2013 amounted to $17.9 million, as compared to net income of $13.1 million for 2012. Net income in 2013 was primarily driven by a 32.3% increase in revenues. Diluted income per share for 2013 was $2.42 compared to a diluted income per share of $1.67 for 2012. 2013 reflected nearly 500,000 fewer diluted common shares outstanding compared to 2012 primarily due to the Company’s repurchase of approximately 2.5 million shares from the Estate of William W. Sherertz, as well as 500,000 shares from Nancy Sherertz on March 28, 2012.

Revenues for 2013 totaled $532.8 million, an increase of approximately $130.2 million or 32.3%, which reflects an increase in both the Company’s PEO service fee revenue and staffing services revenue. PEO service fee revenue increased approximately $113.0 million or 40.9% over 2012 primarily due to growth in new customers as co-employment based business from new customers during 2013 tripled our lost PEO business from former customers. PEO service revenue from continuing customers grew 10.2% on a year-over-year basis primarily resulting from increases in employee headcount and hours worked. Staffing services revenue increased approximately $17.2 million or 13.6% over 2012 due to growth in new customers as well as an increase in revenue from existing customers. Approximately 74% and 69%, respectively, of our revenue during 2013 and 2012 was attributable to our California operations.

During 2013, the Company served approximately 3,200 co-employment clients, which compares to approximately 2,910 co-employment clients during 2012. During 2013, the Company served approximately 1,870 staffing service customers, which compares to 1,850 during 2012.

Gross margin for 2013 totaled approximately $86.5 million, which represented an increase of $19.8 million or 29.7% over 2012, primarily due to the 32.3% increase in revenues and a decline in direct payroll costs as a percentage of revenues, partially offset by higher payroll taxes and benefits and workers’ compensation expense as a percentage of revenues. The gross margin percent decreased from 16.6% of revenues for 2012 to 16.2% for 2013. The increase in payroll taxes and benefits, as a percentage of revenues, from 42.1% for 2012 to 43.0% for 2013, was principally due to a relative shift in business mix to PEO services, as to which payroll taxes and benefits are presented at gross cost while the related direct payroll costs are netted against PEO services revenue and to higher effective state unemployment tax rates in various states in which the Company operated in 2013 as compared to 2012. Workers’ compensation expense for 2013 totaled $108.6 million, which compares to $71.1 million for 2012. Workers’ compensation expense, as a percent of revenues, increased from 17.7% in 2012 to 20.4% in 2013. The increase in the percentage rate was primarily driven by an increase in the provision for claim costs related to current year claims and increases in the estimated costs to close prior year claims and higher insurance broker commissions resulting from increased workers’ compensation insurance rates. The decrease in direct payroll costs, as a percentage of revenues, from 23.6% for 2012 to 20.4% for 2013 was primarily due to the increase in our mix of PEO services in the Company’s customer base compared to 2012 and the effect of each customer’s unique mark-up percent. We expect gross margin as a percentage of total revenues to continue to be influenced by fluctuations in the mix between staffing and PEO services, as well as changes to our estimates for workers’ compensation claims liabilities, as necessary.

Selling, general and administrative (“SG&A”) expenses consist of compensation and other expenses relating to the operation of our headquarters and our branch offices and the marketing of our services. SG&A expenses for 2013 amounted to approximately $60.1 million, an increase of $13.6 million or 29.3% over 2012. The increase was primarily attributable to an increase in management payroll and other variable expense components within SG&A to support the business growth and to higher incentive pay based on increased branch performance. SG&A expenses, as a percentage of revenues, decreased from 11.5% in 2012 to 11.2% in 2013.

Other income for 2013 was $476,000 compared to other income of $672,000 for 2012. Other income for 2013 was primarily attributable to investment income earned on the Company’s cash and marketable securities.

Our effective income tax rate for 2013 was 28.2%, as compared to 32.5% for 2012. Our income tax rate typically differs from the statutory tax rate of 39% primarily due to federal and state employment tax credits. Refer to Note 11 in the Notes to the Consolidated Financial Statements on page F-23 of this Annual Report on Form 10-K regarding income taxes.

In September 2012, California Senate Bill 863 (“SB 863”) was signed into law. Under SB 863, the California Director of Self-Insurance was ordered not to issue certificates of consent to self-insure after January 1, 2013 to any employer engaged in the activities of a professional employer organization, a leasing employer, a temporary services employer or any employer the Director determines to be in the business of providing employees to other employers. Additionally, the Director is required to revoke any previously issued certificate of consent to self-insure in favor of any employer engaged in these types of activities not later than January 1, 2015. To address this issue, BBSI has entered into an arrangement typically known as a “fronted” program with ACE Group. Under this arrangement, the risk of loss up to the first $5.0 million per claim will be retained by BBSI through an indemnity agreement, although ACE will be responsible for any claims BBSI is unable to satisfy. In addition, ACE continues to be BBSI’s carrier for costs in excess of $5.0 million per claim. During 2014, we will transition to the ACE program so that by December 31, 2014, all of our employees working in California will be covered by this new arrangement. We expect to incur increased costs during this transition that will likely continue following implementation of the fronted insurance program.

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

Gross margin for 2012 totaled approximately $66.7 million, which represented an increase of $23.3 million or 53.5% over 2011, primarily due to the 27.9% increase in revenues and a decline in direct payroll costs as a percentage of revenues, partially offset by higher payroll taxes and benefits and workers’ compensation expense as a percentage of revenues. The gross margin percent increased from 13.8% of revenues for 2011 to 16.6% for 2012. The decrease in direct payroll costs, as a percentage of revenues, from 30.0% for 2011 to 23.6% for 2012 was primarily due to the increase in our mix of PEO services in the Company’s customer base compared to 2011 and the effect of each customer’s unique mark-up percent. The increase in payroll taxes and benefits, as a percentage of revenues, from 39.1% for 2011 to 42.1% for 2012, was principally due to a relative shift in business mix to PEO services, as to which payroll taxes and benefits are presented at gross cost while the related direct payroll costs are netted against PEO services revenue and to higher effective state unemployment tax rates in various states in which the Company operated in 2012 as compared to 2011. Workers’ compensation expense for 2012 totaled $71.1 million, which compares to $53.8 million for 2011. Workers’ compensation expense, as a percent of revenues, increased from 17.1% in 2011 to 17.7% in 2012. The increase in the percentage rate was primarily driven by an increase in the provision for claim costs related to current year claims and increases in estimated costs to close prior year claims and higher insurance broker commissions resulting from increased workers’ compensation insurance rates.

SG&A expenses for 2012 amounted to approximately $46.5 million, an increase of $8.3 million or 21.7% over 2011. The increase was primarily attributable to an increase in management payroll and other variable expense components within SG&A to support the business growth and to higher incentive pay based on increased branch performance. SG&A expenses, as a percentage of revenues, decreased from 12.1% in 2011 to 11.5% in 2012.

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

Liquidity and Capital Resources

The Company’s cash position of $93.6 million at December 31, 2013 increased $47.8 million compared to December 31, 2012, which compares to a decrease of $3.8 million for the year ended December 31, 2012. The increase in cash at December 31, 2013, as compared to December 31, 2012, was primarily due to net income of $17.9 million together with increases in workers’ compensation claims liabilities of $41.9 million, accrued payroll, payroll taxes and related benefits of $22.9 million, partially offset by an increase in accounts receivable of $21.7 million, and net purchases of restricted certificates of deposits of $12.8 million.

Net cash provided by operating activities for 2013 amounted to $70.1 million, as compared to net cash provided by operating activities of $45.7 million for 2012. For 2013, cash flow was primarily provided by net income of $17.9 million, together with increases in workers’ compensation claims liabilities of $41.9 million, accrued payroll, payroll taxes and related benefits of $22.9 million, safety incentives liabilities of $3.2 million, partially offset by an increase in accounts receivable of $21.7 million.

Net cash used in investing activities totaled $17.4 million for 2013, compared to net cash provided by investing activities of $2.1 million for 2012. For 2013, the cash used in investing activities was primarily used for net purchases of restricted certificates of deposits of $12.8 million and by purchases of property and equipment of $4.1 million. The $11.4 million purchases of restricted marketable securities was nearly offset by the $9.9 million proceeds from the maturities of restricted marketable securities. These transactions were for scheduled maturities and the replacement of such securities held for workers’ compensation surety deposit purposes. The $60.9 million proceeds from the sales and maturities of marketable securities were nearly offset by the $59.9 million purchase of marketable securities. The Company presently has no material long-term capital commitments.

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

Net cash used in financing activities for 2013 was $4.9 million compared to net cash used in financing activities of $51.6 million for 2012. For 2013, the principal uses of cash for financing activities was the net payments on debt totaling $4.8 million and the payment of regular quarterly cash dividends totaling $4.1 million to holders of the Company’s common stock, partially offset by $3.9 million from the exercise of stock options and the associated excess tax benefits from share-based compensation.

The Company’s business strategy continues to focus on growth through the expansion of operations at existing branch offices, together with the possibility of selective acquisition of additional personnel-related business, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated.

As disclosed in Note 7 to the Consolidated Financial Statements in this report, the Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with a current borrowing capacity of up to $19.0 million. The Company had no outstanding borrowings on the revolving credit facility at December 31, 2013. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $19.4 million as of December 31, 2013.

The states of California, Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments, totaling $72.9 million at December 31, 2013 to cover potential workers compensation claims losses relating to the Company’s status as a self-insured employer. In partial satisfaction of these requirements, at December 31, 2013, we have provided surety bonds and standby letters of credit totaling $70.8 million. The State of California requires the Company to maintain a surety deposit of $63.9 million (which is included in the total $70.8 million of surety bonds and standby letters of credit), which the Company satisfied through the posting of third party issued surety bonds, backed by a $12.8 million letter of credit. In conjunction with this letter of credit, the Company posted $12.8 million of certificates of deposit with Wells Fargo as collateral. The $12.8 million letter of credit is included in the total $19.4 million of standby letters of credit with Wells Fargo.

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

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles and equipment. Under the Agreement, the maximum principal amount available is reduced by $2.5 million every six months commencing April 1, 2013.

The Agreement, as amended, requires the satisfaction of certain financial covenants as follows:

•	minimum Fixed Charge Coverage ratio of no less than 1.25:1.0, measured quarterly on a rolling four-quarter basis;

•	funded Debt: EBITDA of no more than 1.75:1 through September 30, 2014; 1.5:1 through September 30, 2015; and 1.25:1 thereafter, measured quarterly on a rolling four-quarter basis;

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly; and

•	prohibition on incurring additional indebtedness without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at December 31, 2013.

Additionally, as disclosed in Note 7 to the Consolidated Financial Statements in this report, the Company maintains a term loan with the Bank for approximately $5.3 million secured by the Company’s corporate office building in Vancouver, Washington. The term loan requires payment of monthly installments of $18,375 bearing interest at the one month LIBOR plus 2.25% with the unpaid principal balance due November 1, 2017.

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

Contractual Obligations

The Company’s contractual obligations as of December 31, 2013, including commitments for future payments under non-cancelable lease arrangements, long-term workers’ compensation liabilities for catastrophic injuries, long-term debt, and other long-term liabilities, are summarized below:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$9,108	$2,941	$4,450	$1,704	$13
Long-term workers’ compensation claims liabilities for catastrophic injuries	331	60	82	64	125
Long-term debt	5,273	220	441	4,612	0

Total contractual cash obligations	$14,712	$3,221	$4,973	$6,380	$138

Inflation

Inflation generally has not been a significant factor in the Company’s operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers’ compensation claims.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets and its outstanding borrowings on its line of credit and long-term debt. As of December 31, 2013, the Company’s investment portfolio consisted principally of approximately $66.3 million in tax-exempt money market funds, $8.8 million in tax-exempt municipal bonds, and approximately $24.5 million in corporate bonds. The Company’s outstanding long-term debt totaled approximately $5.3 million at

December 31, 2013. Based on the Company’s overall interest exposure at December 31, 2013, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets, its outstanding borrowings or its results of operations because of the predominantly short maturities of the securities within the investment portfolio and the relative size of the outstanding borrowings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 15.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of December 31, 2013 in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining for our Company adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. This evaluation was based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon this evaluation and the criteria noted above, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on page F-1 of Item 15 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this Item 10 concerning directors and executive officers of the Company appears under the heading “Executive Officers of the Registrant” on page 20 of this report or is incorporated into this report by reference to the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed within 120 days of the Company’s fiscal year end of December 31, 2013 (the “Proxy Statement”). The additional required information is included under the following headings of the Proxy Statement; Item 1 – “Election of Directors,” “Stock Ownership by Principal Stockholders and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics.”

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

Information required by this Item 12 concerning the security ownership of certain beneficial owners and management is incorporated into this report by reference to the Proxy Statement, in which required information is set forth under the headings “Stock Ownership of Principal Stockholders and Management – Beneficial Ownership Table” and “Equity Compensation Plan Information.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Barrett Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barrett Business Services, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Barrett Business Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon

March 14, 2014

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2013 and 2012

(In Thousands, Except Par Value)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$93,557	$45,747
Marketable securities	19,787	16,748
Trade accounts receivable, net	85,586	63,921
Prepaid expenses and other	3,026	4,854
Deferred income taxes	8,929	8,148

Total current assets	210,885	139,418
Marketable securities	5,909	9,899
Property, equipment and software, net	20,549	18,489
Restricted certificates of deposit	12,789	0
Restricted marketable securities and workers’ compensation deposits	11,205	9,726
Other assets	1,864	1,833
Workers’ compensation receivables for insured losses and recoveries	2,301	1,676
Goodwill	47,820	47,820

	$313,322	$228,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$220	$220
Line of credit	0	4,532
Accounts payable	3,252	1,995
Accrued payroll, payroll taxes and related benefits	92,516	69,568
Income taxes payable	1,236	272
Other accrued liabilities	313	306
Workers’ compensation claims liabilities	35,841	24,541
Safety incentives liability	13,086	9,842

Total current liabilities	146,464	111,276
Long-term workers’ compensation claims liabilities	76,603	46,023
Long-term debt	5,053	5,273
Deferred income taxes	10,787	10,607
Customer deposits and other long-term liabilities	1,862	1,786
Commitments and contingencies (Notes 7, 9 and 14)
Stockholders’ equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,165 and 7,017 shares issued and outstanding	72	70
Additional paid-in capital	5,781	913
Accumulated other comprehensive (loss) income	(26)	23
Retained earnings	66,726	52,890

	72,553	53,896

	$313,322	$228,861

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

	2013	2012	2011
Revenues:
Professional employer service fees	$388,963	$276,004	$190,113
Staffing services	143,881	126,648	124,761

	532,844	402,652	314,874

Cost of revenues:
Direct payroll costs	108,800	95,128	94,568
Payroll taxes and benefits	228,903	169,724	123,017
Workers’ compensation	108,617	71,086	53,837

	446,320	335,938	271,422

Gross margin	86,524	66,714	43,452
Selling, general and administrative expenses	60,061	46,450	38,174
Depreciation and amortization	2,037	1,477	1,344

Income from operations	24,426	18,787	3,934

Other income (expense):
Life insurance proceeds	0	0	10,000
Investment income	723	776	1,199
Interest expense	(238)	(76)	(25)
Other	(9)	(28)	47

	476	672	11,221

Income before income taxes	24,902	19,459	15,155
Provision for income taxes	7,010	6,328	837

Net income	$17,892	$13,131	$14,318

Basic earnings per share	$2.52	$1.70	$1.42

Weighted average number of basic shares outstanding	7,105	7,723	10,083

Diluted earnings per share	$2.42	$1.67	$1.41

Weighted average number of diluted shares outstanding	7,397	7,863	10,150

Cash dividends per common share	$.57	$.46	$.38

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2013, 2012 and 2011

(In Thousands)

	For the year ended December 31,
	2013	2012	2011
Net income	17,892	$13,131	$14,318
Unrealized (losses) gains on marketable securities, net of tax of ($31), $36, and $20 in 2013, 2012and 2011, respectively	(49)	57	31

Comprehensive income	$17,843	$13,188	$14,349

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2013, 2012 and 2011

(In Thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

	Common Stock
	Shares	Amount
Balance, December 31, 2010	10,202	$102	$25,164	$(65)	$70,164	$95,365
Common stock issued on exercise of options	8	0	54	0	0	54
Share based compensation expense, net of tax	0	0	473	0	0	473
Excess tax benefit of stock option exercises	0	0	27	0	0	27
Company repurchase of common stock	(339)	(3)	(4,775)	0	0	(4,778)
Cash dividends on common stock	0	0	0	0	(3,835)	(3,835)
Unrealized holding gains on marketable securities, net of tax	0	0	0	31	0	31
Net income	0	0	0	0	14,318	14,318

Balance, December 31, 2011	9,871	$99	$20,943	$(34)	$80,647	$101,655
Common stock issued on exercise of options	132	1	1,844	0	0	1,845
Share based compensation expense, net of tax	0	0	695	0	0	695
Excess tax benefit of stock option exercises	0	0	295	0	0	295
Company repurchase of common stock	(2,986)	(30)	(22,864)	0	(37,338)	(60,232)
Cash dividends on common stock	0	0	0	0	(3,550)	(3,550)
Unrealized holding gains on marketable securities, net of tax	0	0	0	57	0	57
Net income	0	0	0	0	13,131	13,131

Balance, December 31, 2012	7,017	$70	$913	$23	$52,890	$53,896
Common stock issued on exercise of options and vesting of restricted stock units	148	2	1,769	0	0	1,771
Share based compensation expense, net of tax	0	0	1,016	0	0	1,016
Excess tax benefit of stock option exercises	0	0	2,083	0	0	2,083
Cash dividends on common stock	0	0	0	0	(4,056)	(4,056)
Unrealized holding losses on marketable securities, net of tax	0	0	0	(49)	0	(49)
Net income	0	0	0	0	17,892	17,892

Balance, December 31, 2013	7,165	$72	$5,781	$(26)	$66,726	$72,553

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

(In Thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$17,892	$13,131	$14,318
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	2,037	1,477	1,344
Gains recognized on marketable securities	(1)	(4)	(52)
Gain recognized on sale and leaseback	(60)	(122)	(122)
Deferred income taxes	(632)	301	453
Share based compensation	1,016	695	473
Excess tax benefit from share-based compensation	(2,083)	(295)	(27)
Changes in certain assets and liabilities:
Trade accounts receivable, net	(21,665)	(17,401)	(8,924)
Income taxes receivable	0	4,133	(1,750)
Prepaid expenses and other	1,828	1,043	(4,099)
Accounts payable	1,257	356	675
Accrued payroll, payroll taxes and related benefits	22,948	17,228	14,815
Other accrued liabilities	7	6	(142)
Income taxes payable	3,047	567	0
Workers’ compensation claims liabilities	41,880	20,663	12,839
Safety incentives liability	3,244	3,521	1,297
Customer deposits, long-term liabilities and other assets, net	(519)	358	258

Net cash provided by operating activities	70,196	45,657	31,356

Cash flows from investing activities:
Purchase of property and equipment	(4,097)	(3,712)	(1,247)
Purchase of marketable securities	(59,917)	(33,539)	(78,013)
Proceeds from sales and maturities of marketable securities	60,850	39,190	76,256
Purchase of restricted certificates of deposit	(76,733)	0	0
Proceeds from maturities of restricted certificates of deposit	63,944	0	0
Purchase of restricted marketable securities	(11,397)	(10,599)	(9,027)
Proceeds from maturities of restricted marketable securities	9,918	10,796	7,854

Net cash (used in) provided by investing activities	(17,432)	2,136	(4,177)

Cash flows from financing activities:
Proceeds from credit-line borrowings	132,664	50,229	0
Payments on credit-line borrowings	(137,196)	(45,697)	0
Issuance of long-term debt	0	5,512	0
Payments on long-term debt	(220)	(19)	0
Repurchase of common stock	0	(25,432)	(4,778)
Redemption of mandatorily redeemable preferred stock	0	(34,800)	0
Dividends paid	(4,056)	(3,550)	(3,835)
Proceeds from the exercise of stock options and vesting of restricted stock units	1,771	1,845	54
Excess tax benefit from share-based compensation	2,083	295	27

Net cash used in financing activities	(4,954)	(51,617)	(8,532)

Net increase (decrease) in cash and cash equivalents	47,810	(3,824)	18,647
Cash and cash equivalents, beginning of year	45,747	49,571	30,924

Cash and cash equivalents, end of year	$93,557	$45,747	$49,571

Supplemental schedule of noncash financing activities:
Issuance of mandatorily redeemable preferred stock	$0	$34,800	$0

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Operations and Significant Accounting Policies

Nature of operations

Barrett Business Services, Inc. (“BBSI”, the “Company”), is a leading provider of business management solutions for small-and mid-sized companies. The Company has developed a management platform that integrates tools from the human resource outsourcing industry and a knowledge-based approach from the management consulting industry. This platform, through the effective leveraging of human capital, assists our business owner clients in more effectively running their business. We believe this platform, delivered through local teams of professionals, differentiates BBSI from our competitors. The Company operates through a network of branch offices throughout California, Oregon, Washington, Idaho, Arizona, Nevada, Utah, Colorado, Maryland, Delaware and North Carolina. Approximately 74%, 69% and 61%, respectively, of our revenue during 2013, 2012 and 2011 were attributable to our California operations. BBSI was incorporated in Maryland in 1965.

The Company operates a wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”). AICE is a fully licensed captive insurance company holding a certificate of authority from the Arizona Department of Insurance. The purpose of AICE is twofold: (1) to provide access to more competitive and cost effective insurance markets and (2) to provide additional flexibility in cost effective risk management. The captive handles the Company’s workers’ compensation claims occurring on or after January 1, 2007. AICE provides excess workers’ compensation coverage from $1.0 million up to $5.0 million per occurrence in the states of California, Oregon, Delaware and Washington. AICE also provides general liability insurance coverage for BBSI.

The Company also operates a wholly owned insurance company, Ecole Insurance Company (“Ecole”). Ecole is a fully licensed insurance company holding a certificate of authority from the Arizona Department of Insurance. Ecole provides workers’ compensation coverage to the Company’s employees working in Arizona beginning with claims occurring on or after March 1, 2010. The restricted capital used to capitalize the insurance company was approximately $6.1 million and is included in restricted marketable securities and workers’ compensation deposits in our consolidated balance sheets.

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

Revenue recognition

We recognize revenue as services are rendered by our workforce. Professional employer (PEO) services are normally used by organizations to satisfy ongoing needs related to the management of human capital and are governed by the terms of a client services agreement with a minimum term of one year, which cover all employees at a particular work site. Our client services agreements are renewable on an annual basis and typically require 30 days’ written notice to cancel or terminate the contract by either party. Our client services agreements provide for immediate termination upon any default of the client regardless of when notice is given. We report PEO revenues on a net basis because we are not the primary obligor for the services provided by our clients to their customers pursuant to our client services agreements. Consequently, these service fee revenues represent the gross margin generated from our professional employer services after deducting the amounts invoiced to our clients for direct payroll expenses such as salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment and safety incentives. These amounts are also excluded from cost of revenues. Professional Employer service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers’ compensation coverage. Staffing services are engaged by customers to meet short-term and long-term personnel needs.

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

We also maintain separate workers’ compensation insurance policies for employees working in states where the Company is not self-insured. Safety incentives represent cash incentives paid to certain client companies engaged in a client services agreement, for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to clients who meet predetermined workers’ compensation claims cost objectives.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Cash and cash equivalents

We consider non-restricted short-term investments, which are highly liquid, readily convertible into cash, and have original maturities of less than three months, to be cash equivalents for purposes of the statements of cash flows. A substantial portion of the Company’s cash and cash equivalents is invested in tax-exempt money market funds managed by the Company’s principal bank. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. As of December 31, 2013, cash and cash equivalents exceeded federally insured limits by approximately $92.6 million. The Company has not experienced any losses related to its cash concentration.

Marketable securities

As of December 31, 2013, the Company’s marketable securities consisted of tax-exempt municipal securities, U.S. Treasuries, variable rate demand notes (VRDN) and corporate bonds. We determine the appropriate classification for certain investments in debt securities, and classify our marketable securities as trading or available-for-sale. The Company classifies municipal securities, U.S. Treasuries, VRDN, and corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost and the Company’s ability and intent to hold the investments. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the consolidated statement of operations.

Restricted marketable securities

At December 31, 2013 and 2012, restricted marketable securities consisted of U.S. Treasuries, municipal debt instruments, and corporate debt instruments with maturities generally from 180 days to two years (see Note 3, Note 4 and Note 6). At December 31, 2013 and 2012, the approximate fair value of restricted marketable securities equaled their approximate amortized cost. Restricted marketable securities have been categorized as available-for-sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sales of restricted marketable securities are included in other income (expense) on our consolidated statements of operations.

Allowance for doubtful accounts

We must make estimates of the collectability of our accounts receivable for services provided to our customers. Our management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Our allowance for doubtful accounts activity is summarized as follows (in thousands):

	2013	2012	2011
Balance at January 1,
Allowance for doubtful accounts	$381	$452	$374
Charges to expense	300	195	100
Write-offs of uncollectible accounts, net of recoveries	(439)	(266)	(22)
Balance at December 31,

Allowance for doubtful accounts	$242	$381	$452

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

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As facts and circumstances change, we reassess these probabilities and would record any changes in the consolidated financial statements as appropriate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

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

Goodwill and intangible assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for a business combination and the fair value of the net assets acquired. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The Company has one reporting unit and evaluates the carrying value of goodwill annually at December 31. No impairment has been recognized in the periods presented.

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

Statements of cash flows

Interest paid during 2013, 2012 and 2011 did not materially differ from interest expense. Income taxes paid by the Company in 2013, 2012 and 2011 totaled $9.0 million, $3.3 million and $4.7 million, respectively.

Basic and diluted earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year using the treasury method. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Weighted average number of basic shares outstanding	7,105	7,723	10,082
Effect of dilutive securities	292	140	68

Weighted average number of diluted shares outstanding	7,397	7,863	10,150

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2013 presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows, working capital or stockholder’s equity.

Accounting estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are used for carrying values of marketable securities, allowance for doubtful accounts, deferred income taxes, carrying values for goodwill and property and equipment, accrued workers’ compensation liabilities and safety incentive liabilities. Actual results may or may not differ from such estimates.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Consensus the FASB Emerging Issues Task Force). Accounting Standards update “ASU” 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

Management believes that accounting pronouncements with a material impact on our consolidated financial statements have been implemented and do not believe there are any new or pending pronouncements that will materially impact our consolidated financial position or results of operations.

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

Effective September 21, 2012, the Company redeemed all of the outstanding shares of its Series A Nonconvertible, Non-Voting Redeemable Preferred Stock for $34.8 million using a combination of cash on hand and availability under a new revolving credit facility provided by its principal bank. By redeeming the preferred stock within six months of issuance, the Company avoided having to pay a 5% semi-annual dividend of approximately $870,000 due September 28, 2012.

3.	Fair Value of Financial Instruments and Concentration of Credit Risk

All of our financial instruments are recognized in our consolidated balance sheet. Carrying values approximate fair value of most financial assets and liabilities. The fair value of restricted marketable securities consisting primarily of U.S. Treasury bills and municipal bonds is recorded at amortized cost, which approximates market value for similar instruments. The interest rates on our restricted marketable security investments approximate current market rates for these types of investments; therefore, the recorded value of the restricted marketable securities approximates fair value.

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

At December 31, 2013, we had significant concentrations of credit risk as follows:

-	Cash and cash equivalents – approximately $66.3 million of the Company’s cash and cash equivalents at December 31, 2013 were invested in tax-exempt money market funds. Fair value was determined using quoted prices in active markets for identical securities.

-	Marketable securities—$10.0 million, at fair value, in VRDN.

-	Marketable securities—$8.8 million, at fair value, in municipal bonds.

4.	Fair Value Measurement

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

In determining the fair value of our financial assets, the Company predominately uses the market approach. In determining the fair value of all its municipal bonds, corporate bonds, and variable rate demand notes classified as Level 2, the Company utilizes the non-binding quotes provided by our three investment brokers. We receive one non-binding broker quote for each financial asset as of the balance sheet date. To value the Level 2 assets, our investment brokers use proprietary multi-dimensional pricing models that include a variety of inputs, including quoted prices for identical or similar assets in

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

Marketable securities consist of the following (in thousands):

	December 31, 2013			December 31, 2012
	Cost	Gross Unrealized (Losses)	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Current:
Available-for-sale:
Municipal bonds	$0	$0	$0	$409	$1	$410	2
VRDN	10,000	0	10,000	0	0	0	2
Corporate bonds	9,800	(13)	9,787	14,764	16	14,780	2
U.S. Treasuries	0	0	0	1,555	3	1,558	1

	$19,800	$(13)	$19,787	$16,728	$20	$16,748

Long term:
Available-for-sale:
Municipal bonds	$4,074	$(17)	$4,057	$292	$1	$293	2
Corporate bonds	1,879	(27)	1,852	9,111	28	9,139	2
Held-to-maturity:
Corporate bonds	0	0	0	467	0	467	2

	$5,953	$(44)	$5,909	$9,870	$29	$9,899

The Company’s restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	December 31, 2013			December 31, 2012
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Available-for-sale:
Municipal bonds	$4,742	$10	$4,752	$4,920	$17	$4,937	2
Corporate bonds	2,849	5	2,854	2,035	5	2,040	2
U.S. treasuries	2,787	0	2,787	1,780	0	1,780	1

	$10,378	$15	$10,393	$8,735	$22	$8,757

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

4.	Fair Value Measurement (Continued)

The Company’s long term restricted certificates of deposit are summarized as follows (in thousands):

	December 31, 2013			December 31, 2012
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Restricted certificates of deposit	$12,789	$0	$12,789	$0	$0	$0	2

5.	Property, Equipment and Software

Property, equipment and software consist of the following (in thousands):

	December 31,
	2013	2012
Buildings	$11,158	$10,897
Office furniture and fixtures	8,912	6,095
Computer hardware and software	8,032	7,098
Aircraft	4,617	4,584

	32,719	28,674
Less accumulated depreciation and amortization	13,660	11,675

	19,059	16,999
Land	1,490	1,490

	$20,549	$18,489

6.	Workers’ Compensation Claims

We are a self-insured employer with respect to workers’ compensation coverage for all our employees (including employees subject to PEO contracts) working in California, Oregon, Maryland, Delaware and Colorado. In the state of Washington, state law allows only our staffing services and management employees to be covered under the Company’s self-insured workers’ compensation program.

The Company also operates Ecole, a wholly owned fully licensed insurance company in Arizona. The insurance company provides workers’ compensation coverage to BBSI’s employees working in Arizona for claims occurring on or after March 1, 2010.

The Company has provided a total of $112.4 million and $70.6 million at December 31, 2013 and 2012, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Workers’ Compensation Claims (Continued)

liability. Insured claims totaled $768,000 and $757,000 at December 31, 2013 and 2012, respectively. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by an independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. These estimates also include amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Liabilities incurred for work-related employee fatalities and for severely injured workers, as determined by the state in which the accident occurred, are recorded either at an agreed lump-sum settlement amount or the net present value of future fixed and determinable payments over the actuarially determined remaining life expectancy of the beneficiary, discounted at a rate that approximates a long-term, high-quality corporate bond rate. Our excess workers’ compensation insurance retention is $5.0 million per occurrence in all our self-insured states, except for Colorado and Maryland where our retention is at $2.0 million and $1.0 million per occurrence, respectively. We present our accrued liabilities for workers’ compensation claims on a gross basis along with a corresponding receivable from our insurers, as we are the primary obligor for payment of the related insured claims. We maintain excess workers’ compensation insurance coverage with ACE Group (“ACE”), between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with ACE is between $1.0 million and $25.0 million per occurrence and in Colorado where the coverage with ACE is from $2.0 million to statutory limits per occurrence. Prior to December 1, 2012, similar excess workers’ compensation coverage was through American International Group.

We continue to evaluate the financial capacity of our insurers to assess the recoverability of the related insurer receivables.

At December 31, 2013, our long-term workers’ compensation claims liabilities in the accompanying consolidated balance sheet included $331,000 for work-related fatalities. The aggregate undiscounted payout amount related to the catastrophic injuries and fatalities is $440,000. The discount rates applied to the discounted liabilities range from 4.25% to 9.00%. These rates represented the then-current rates for high quality long-term debt securities available at the date of loss with maturities equal to the length of the payout period to the beneficiaries. The actuarially determined payout periods to the beneficiaries range from 7 to 32 years.

The states of California, Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments, totaling $72.9 million at December 31, 2013 and $26.1 million at December 31, 2012, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 2013, we have provided surety bonds and standby letters of credit totaling $70.8 million. The

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Workers’ Compensation Claims (Continued)

investments are included in restricted marketable securities and workers’ compensation deposits in the accompanying consolidated balance sheets. Prior to July 1, 2012, we participated in California’s alternative security program requiring us to pay the State an annual fee, which was determined by several factors, including the amount of a calculated future security deposit and our overall credit rating. The annual fee paid to the State of California for 2011 was $292,000. Effective June 1, 2013, the State of California increased the Company’s surety deposit requirement to $63.9 million (which is included in the total $70.8 million of surety bonds and standby letters or credit), which the Company satisfied through the posting of third party issued surety bonds which are backed by a $12.8 million letter of credit. In conjunction with this letter of credit, the Company posted $12.8 million of certificates of deposit with Wells Fargo as collateral and is included in long-term assets on the consolidated balance sheet.

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at January 1,
Workers’ compensation claims liabilities	$70,564	$51,193	$39,302
Claims expense accrual:
Current year	63,822	38,386	26,161
Prior years	23,445	12,344	9,978

	87,267	50,730	36,139

Claims payments related to:
Current year	10,586	6,746	5,565
Prior years	34,801	24,613	18,683

	45,387	31,359	24,248

Balance at December 31,
Workers’ compensation claims liabilities	$112,444	$70,564	$51,193

Incurred but not reported (IBNR)	$69,611	$47,992	$37,335

7.	Revolving Credit Facility and Long-Term Debt

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with a current borrowing capacity of up to $19.0 million. The Company had no outstanding borrowings on its revolving credit line at December 31, 2013. At December 31, 2012, the Company had $4.5 million outstanding on its revolving credit line. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $19.4 million at December 31, 2013.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Revolving Credit Facility and Long-Term Debt (Continued)

Advances under the revolving credit facility bear interest, at the Company’s option, at either (a) a fixed rate for a term selected by the Company from time-to-time or (b) a fluctuating rate. In each case, the rate is calculated based on LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.25% per annum on the average daily-unused amount of the revolving credit facility.

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles and equipment. Under the Agreement, the maximum principal amount available is reduced by $2.5 million every six months commencing April 1, 2013.

The Agreement, as amended, requires the satisfaction of certain financial covenants as follows:

•	minimum Fixed Charge Coverage ratio of no less than 1.25:1.0, measured quarterly on a rolling four-quarter basis;

•	funded Debt: EBITDA of no more than 1.75:1 through September 30, 2014; 1.5:1 through September 30, 2015; and 1.25:1 thereafter, measured quarterly on a rolling four-quarter basis;

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly; and

•	prohibition on incurring additional indebtedness without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at December 31, 2013.

Additionally, the Company maintains a term loan with the Bank for approximately $5.3 million secured by the Company’s corporate office building in Vancouver, Washington. The term loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017.

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

covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. The determination of discretionary Company contributions to the plan, if any, is at the sole discretion of our Board of Directors. No discretionary Company contributions were made to the plan for the years ended December 31, 2013, 2012 and 2011.

We make matching contributions to the 401(k) plan under a safe harbor provision, whereby the Company matches 100% of contributions by management and staffing employees up to 3% of each participating employee’s annual compensation; and 50% of the employee’s contributions up to an additional 2% of annual compensation. We made $734,000, $610,000 and $494,000 in matching contributions during 2013, 2012 and 2011, respectively. Participants’ interests in Company safe harbor contributions to the plan are fully vested when made.

9.	Commitments and Contingencies

Lease commitments

We lease office space for our branch offices under operating lease agreements that require minimum annual payments as follows (in thousands):

Year ending December 31,
2014	$2,941
2015	2,490
2016	1,960
2017	1,333
2018	371
Thereafter	13

$9,108

Rent expense was approximately $3.2 million, $2.8 million, and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

9.	Commitments and Contingencies (Continued)

the Director not later than January 1, 2015. If the Company, which has a certificate of consent to self-insure in place, is not able to secure alternatives to address the impact of SB 863 on the Company’s ability to continue its self-insurance program in California, our results of operations may be adversely affected.

10.	Related Party Transactions

During 2009, pursuant to the approval of all disinterested outside directors, the Company purchased 1.25 acres of river front property on the Columbia River in Washougal, Washington for a total cost of $1.5 million. The purchase was financed with cash of $1.0 million and a note payable of $500,000. The note payable was paid in full during 2013. Prior to his death on January 20, 2011, William W. Sherertz, previously the Company’s Chief Executive Officer, had planned to construct and operate a restaurant on the property under a triple net ground lease between the Company and the LLC he had formed with an outside third party. Mr. Sherertz’s estate now holds a majority interest in the LLC. The lease requires annual cash payments by the LLC of $25,000 through the end of 2011 and 5% of the restaurant’s gross income, if any, thereafter through the end of the lease in December 2020. The cost of the property is included in the Company’s other assets at December 31, 2013 and 2012.

11.	Income Taxes

The provision for income taxes from continuing operations are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Current:
Federal	$6,386	$5,378	$857
State	1,225	685	(474)

	7,611	6,063	383

Deferred:
Federal	(519)	341	283
State	(82)	(76)	171

	(601)	265	454

Total provision	$7,010	$6,328	$837

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Income Taxes (Continued)

Deferred income tax assets and liabilities are comprised of the following components (in thousands):

	December 31,
	2013	2012
Gross deferred income tax assets:
Workers’ compensation claims liabilities	$6,985	$4,833
Safety incentives payable	3,529	3,422
Allowance for doubtful accounts	94	148
Deferred compensation	0	44
Tax effect of unrealized losses, net	959	936
Alternative minimum tax credit carryforward	0	0
State credit carryforward	805	805
State loss carryforward	0	0
Other	504	284

	12,876	10,472
Less valuation allowance	1,763	1,773

	11,113	8,699

Gross deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(2,793)	(2,017)
Tax amortization of goodwill	(10,178)	(9,141)

	(12,971)	(11,158)

Net deferred income tax liabilities	$(1,858)	$(2,459)

The effective tax rate for continuing operations differed from the U.S. statutory federal tax rate due to the following:

	Year ended December 31,
	2013	2012	2011
Statutory federal tax rate	35.0%	35.0%	34.0%
State taxes, net of federal benefit	3.4	.4	(4.2)
Valuation allowance on capital loss carryforwardand state tax credit carryforward	(.4)	2.3	3.1
Adjustment for final positions on filed returns	(1.5)	(.3)	(.3)
Officer life insurance proceeds	0	0	(22.4)
Nondeductible expenses and other, net	.8	4.4	3.9
Federal tax-exempt interest income	(.2)	(.4)	(.9)
Federal and state tax credits	(8.9)	(8.9)	(7.7)

	28.2%	32.5%	5.5%

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Income Taxes (Continued)

The Company has established a valuation allowance for certain deferred tax assets due to uncertainties regarding the Company’s ability to generate future taxable investment gains in order to utilize certain investment impairment losses and investment loss carry forwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31, 2013, we maintained a valuation allowance for approximately $1.8 million of federal and state tax benefits that are not expected to be utilized.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2007. As of December 31, 2013 and 2012, we had no unrecognized tax benefits. We are currently under exam by the State of California.

The Company is subject to income taxes in multiple state and local tax jurisdictions. A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income to total consolidated income, the Company’s state effective rate can fluctuate from expectations. As a result of the mix of income subject to state income tax, total state tax expense decreased by approximately $284,000, $498,000 and $502,000 in 2013, 2012 and 2011, respectively.

At December 31, 2013, the Company had capital loss carry forwards of approximately $2.5 million. Unless utilized in earlier tax years, the carry forwards expire in 2015. At December 31, 2013, the Company also had state tax credit carry forwards of $1.1 million, which expire in 2024.

12.	Stock Incentive Plans

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 13, 2009. No options have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2009 Plan is 1,000,000 of which the aggregate number of shares for which incentive stock options may be granted under the Plan is 900,000. No new grants of stock options may be made under the Company’s 2003 Stock Incentive Plan (the “2003 Plan”). At December 31, 2013, there were option awards covering 400,399 shares outstanding under the 2009 plan, together with the 2003 Plan and its predecessor, the 1993 Stock Incentive Plan. Outstanding options under all the plans generally expire ten years after the date of grant. Options are generally exercisable in four equal annual installments beginning one year after the date of grant.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Incentive Plans (Continued)

The Company recognizes compensation expense for options awarded under its stock incentive plans based on the grant-date fair value. Compensation expense is attributed to earnings using the straight-line method over the requisite service period.

A summary of the status of the Company’s stock options at December 31, 2013, 2012 and 2011, together with changes during the periods then ended, is presented below:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2010	399,569
Options granted at market price	289,200	$16.06
Options exercised	(7,475)	7.24
Options cancelled	(10,000)	14.39

Outstanding at December 31, 2011	671,294
Options granted at market price	7,500	17.55
Options exercised	(131,997)	13.98
Options cancelled	(8,100)	13.85

Outstanding at December 31, 2012	538,697
Options exercised	(138,298)	13.53

Outstanding at December 31, 2013	400,399

Available for grant at December 31, 2013	543,503

The following table presents information on stock options outstanding:

	Year Ended
	December 31,
(in thousands, except share data)	2013	2012
Intrinsic value of options exercised in the period	$6,089	$895

($ in thousands, except share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Stock options:
Outstanding December 31, 2013	400,399	$15.05	6.02	$31,106
Exercisable at December 31, 2013	186,824	13.97	4.67	14,717

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

The fair value of stock option awards as determined under the Black-Scholes option-pricing model was estimated with the following weighted-average assumptions:

	2012	2011
Expected volatility	65.9%	65.9%
Risk free interest rate	2.9%	2.9%
Expected dividend yield	2.5%	2.3%
Expected term	7.3 years	7.3 years
Weighted average fair value per share	$9.08	$7.20

There were no options granted during 2013. There were no options granted during 2012 or 2011 below market price.

During July 2013 and 2012, the Company granted 44,970 and 47,500 restricted stock units at a fair value of $50.28 and $21.44 per share, respectively, which represented the closing price of the Company’s stock on the date of grant. The restricted stock units vest in four equal annual installments beginning one year following the date of grant.

The following table presents restricted stock unit activity for 2013:

	Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	47,500	$21.44
Granted	44,970	50.28
Vested	(10,302)	21.44
Cancelled/Forfeited	(1,573)	21.44

Non-vested at December 31, 2013	80,595	37.53

The following table summarizes stock-based compensation expense related to stock option and restricted stock unit awards (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation expense included in selling, general and administrative expenses	$1,016	$695	$473
Deferred income taxes	404	272	188

Stock-based compensation expense related to stock options and restricted stock units, net of tax	$612	$423	$285

As of December 31, 2013, unrecognized compensation expense related to stock options and restricted stock units was $3.8 million with a weighted average remaining contractual period of 3.61 years.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Stock Incentive Plans (Continued)

The following table summarizes information about stock options outstanding at December 31, 2013:

Options outstanding				Options exercisable
Exercise price range	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Exercisable at December 31, 2013	Weighted- average exercise price
$2.01 - $ 2.58	2,250	$2.29	Indefinite	2,250	$2.29
8.82 - 17.55	398,149	15.13	6.1	184,574	14.11

	400,399	15.05		186,824	13.97

13.	Stock Repurchase Program

The Company maintains a stock repurchase program approved by the Board of Directors, which authorizes the repurchase of shares from time to time in open market purchases. The repurchase program currently allows for the repurchase of approximately 1.2 million additional shares as of December 31, 2013.

No share repurchases were made under the repurchase program during 2013 and 2012. During 2011, the Company repurchased 339,384 shares for a weighted average price of $14.08 per share.

14.	Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the consolidated financial position or results of operations of the Company.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

15.	Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts and market price per share)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2013
Revenues	$111,551	$128,798	$147,971	$144,524
Cost of revenues	103,240	105,072	117,785	120,223
Net (loss) income	(2,549)	5,886	8,994	5,561
Basic (loss) earnings per share	(.36)	.83	1.26	.78
Diluted (loss) earnings per share	(.36)	.80	1.21	.74
Common stock market prices:
High	$53.27	$62.82	$73.49	$98.00
Low	38.15	48.50	48.08	66.33
Year ended December 31, 2012
Revenues	$82,422	$95,500	$111,069	$113,661
Cost of revenues	75,865	79,159	89,505	91,409
Net (loss) income	(2,213)	3,743	5,812	5,789
Basic (loss) earnings per share	(.22)	.54	.83	.83
Diluted (loss) earnings per share	(.22)	.53	.81	.80
Common stock market prices:
High	$21.10	$21.45	$28.96	$39.49
Low	15.68	18.88	19.99	26.19

16.	Subsequent Event

Effective February 13, 2014, the Company entered into a workers’ compensation insurance arrangement with ACE Group to provide coverage to BBSI employees in California beginning in the first quarter of 2014. The agreement will be effective through January 2015 with the potential for annual renewals thereafter.

The arrangement, typically known as a fronted program, will provide BBSI a licensed, admitted insurance carrier in California to issue policies on behalf of BBSI without the intention of transferring any of the worker’s compensation risk for the first $5.0 million per claim. The risk of loss up to the first $5.0 million per claim will be retained by BBSI through an indemnity agreement. While this portion of the risk of loss remains with BBSI, ACE assumes credit risk should BBSI be unable to satisfy its indemnification obligations to ACE. ACE will also bear the economic burden for all costs in excess of $5.0 million per claim. The arrangement with ACE addresses the requirements of California Senate Bill 863 under which the Company cannot continue its self-insurance program in California beyond January 1, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. Registrant

Date: March 14, 2014	By:	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2014.

Principal Executive Officer and Director:

/s/ Michael L. Elich	President and Chief Executive
Michael L. Elich	Officer and Director

Principal Financial and Accounting Officer:

/s/ James D. Miller	Vice President-Finance, Treasurer and
James D. Miller	Secretary

Majority of Directors:

/s/ Thomas J. Carley	Director
Thomas J. Carley

/s/ James B. Hicks	Director
James B. Hicks, Ph.D.

/s/ Roger L. Johnson	Director
Roger L. Johnson

/s/ Jon L. Justesen	Director
Jon L. Justesen

/s/ Anthony Meeker	Chairman of the Board and Director
Anthony Meeker

EXHIBIT INDEX**

3.1	Charter of the Registrant, as amended, through March 27, 2012. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

3.2	Bylaws of the Registrant, as amended effective February 3, 2014. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 7, 2014.

4.1	Restated Credit Agreement dated as of November 1, 2012, between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”). Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “2012 Third Quarter 10-Q”).

4.2	Revolving Reducing Note dated September 18, 2012, of the Registrant. Incorporated by reference to Exhibit 4.2 to the 2012 Third Quarter 10-Q.

4.3	Standby Letter of Credit Agreement dated as of September 18, 2012, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.3 to the 2012 Third Quarter 10-Q.

4.4	Term Note dated November 1, 2012, of the Registrant. Incorporated by reference to Exhibit 4.4 to the 2012 Third Quarter 10-Q.

4.5	First Amendment to Restated Credit Agreement dated as of June 14, 2013, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “2013 Second Quarter 10-Q”).

4.6	Security Agreement: Specific Rights to Payment dated as of June 14, 2013, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.2 to the 2013 Second Quarter 10-Q.

The Registrant has incurred additional long-term indebtedness as to which the amount involved is less than 10 percent of the Registrant’s total assets. The Registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10.1	Second Amended and Restated 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.2	2003 Stock Incentive Plan of the Registrant (the “2003 Plan”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.*

10.3	Form of Incentive Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”).*

10.4	Form of Nonqualified Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2003 10-K.*

10.5	Form of Incentive Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).*

10.6	Form of Nonqualified Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2005 10-K.*

10.7	Form of Annual Director Option Agreement for July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.14 to the 2005 10-K.*

10.8	Form of Incentive Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).*

10.9	Form of Employee Nonqualified Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.17 to the 2008 10-K.*

10.10	Form of Non-Employee Director Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.18 to the 2008 10-K.*

10.11	2009 Stock Incentive Plan of the Registrant (the “2009 Plan”). Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10.12	Form of Incentive Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “2010 First Quarter 10-Q”).*

10.13	Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the 2010 First Quarter 10-Q.*

10.14	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2010 First Quarter 10-Q.*

10.15	Employment Agreement between the Registrant and Michael L. Elich, dated September 25, 2001. Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-2 (Registration No. 333-126496) filed July 11, 2005.*

10.16	Summary of compensatory arrangements for non-employee directors of the Registrant.*

10.17	Form of Incentive Stock Option Award Agreement under the Registrant’s 2009 Stock Incentive Plan (the “2009 Plan”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “2011 First Quarter 10-Q”).*

10.18	Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the 2011 First Quarter 10-Q.*

10.19	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2011 First Quarter 10-Q.*

10.20	Change in Control Employment Agreement between the Registrant and Michael L. Elich, dated April 12, 2011. Incorporated by reference to Exhibit 10.4 to the 2011 First Quarter 10-Q.*

10.21	Change in Control Employment Agreement between the Registrant and Gregory R. Vaughn, dated April 12, 2011. Incorporated by reference to Exhibit 10.5 to the 2011 First Quarter 10-Q.*

10.22	Change in Control Employment Agreement between the Registrant and James D. Miller, dated April 12, 2011. Incorporated by reference to Exhibit 10.6 to the 2011 First Quarter 10-Q.*

10.23	Form of Indemnification Agreement with each outside director of Barrett Business Services, Inc. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 16, 2012.

10.24	Summary of Annual Cash Incentive Compensation Plan for Executives of the Registrant.*

10.25	Form of Employee Restricted Stock Units Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the 2012 Third Quarter 10-Q.*

10.26	Form of Non-Employee Director Restricted Stock Units Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the 2012 Third Quarter 10-Q.*

10.27	Death Benefit Agreement entered into by the Registrant and Michael L. Elich effective January 1, 2014.*

10.28	Death Benefit Agreement entered into by the Registrant and Gregory R. Vaughn effective January 1, 2014.*

10.29	Death Benefit Agreement entered into by the Registrant and James D. Miller effective January 1, 2014.*

21	Subsidiaries of the Registrant.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

99.1	Description of Capital Stock. Incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or a compensatory plan or arrangement.
**	Except as otherwise indicated, the SEC File Number for all exhibits is 000-21866.