Form 10-Q
period 2014-03-31
BARRETT BUSINESS SERVICES INC
filed 2014-05-12
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Number of shares of common stock, $.01 par value, outstanding at April 30, 2014 was 7,175,847 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$66,268	$93,557
Marketable securities	31,013	19,787
Trade accounts receivable, net	95,956	85,586
Income taxes receivable	1,596	0
Prepaid expenses and other	4,621	3,026
Deferred income taxes	8,936	8,929

Total current assets	208,390	210,885
Marketable securities	6,680	5,909
Property, equipment and software, net	21,779	20,549
Restricted certificates of deposit	12,789	12,789
Restricted marketable securities and workers’ compensation deposits	31,133	11,205
Other assets	4,028	4,165
Goodwill	47,820	47,820

	$332,619	$313,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$220	$220
Accounts payable	2,382	3,252
Accrued payroll, payroll taxes and related benefits	112,000	92,516
Income taxes payable	0	1,236
Other accrued liabilities	411	313
Workers’ compensation claims liabilities	38,306	35,841
Safety incentives liability	12,192	13,086

Total current liabilities	165,511	146,464
Long-term workers’ compensation claims liabilities	81,829	76,603
Long-term debt	4,998	5,053
Deferred income taxes	10,392	10,787
Customer deposits and other long-term liabilities	1,799	1,862
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,173 and 7,165 shares issued and outstanding	72	72
Additional paid-in capital	6,203	5,781
Accumulated other comprehensive loss	(37)	(26)
Retained earnings	61,852	66,726

	68,090	72,553

	$332,619	$313,322

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Professional employer service fees	$101,689	$81,818
Staffing services	33,451	29,733

Total revenues	135,140	111,551

Cost of revenues:
Direct payroll costs	25,417	22,296
Payroll taxes and benefits	72,817	59,123
Workers’ compensation	27,600	21,821

Total cost of revenues	125,834	103,240

Gross margin	9,306	8,311
Selling, general and administrative expenses	14,369	11,811
Depreciation and amortization	584	460

Loss from operations	(5,647)	(3,960)

Other income (expense):
Investment income	144	173
Interest expense	(44)	(80)
Other	(10)	(6)

Other income	90	87

Loss before income taxes	(5,557)	(3,873)
Benefit from income taxes	(1,974)	(1,324)

Net loss	$(3,583)	$(2,549)

Basic loss per common share	$(.50)	$(.36)

Weighted average number of basic common shares outstanding	7,170	7,022

Diluted loss per common share	$(.50)	$(.36)

Weighted average number of diluted common shares outstanding	7,170	7,022

Cash dividends per common share	$.18	$.13

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,583)	$(2,549)
Unrealized losses on marketable securities, net of tax of $(7) and $(2) in 2014 and 2013, respectively	(11)	(4)

Comprehensive loss	$(3,594)	$(2,553)

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2014 and 2013

(Unaudited)

(In thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2012	7,017	$70	$913	$23	$52,890	$53,896
Common stock issued on exercise of options	24	0	204	0	0	204
Share based compensation expense, net of tax	0	0	183	0	0	183
Excess tax benefit of stock option exercises	0	0	280	0	0	280
Cash dividends on common stock	0	0	0	0	(912)	(912)
Unrealized holding losses on marketable securities, net of tax	0	0	0	(4)	—	(4)
Net loss	0	0	0	0	(2,549)	(2,549)

Balance, March 31, 2013	7,041	$70	$1,580	$19	$49,429	$51,098

Balance, December 31, 2013	7,165	$72	$5,781	$(26)	$66,726	$72,553
Common stock issued on exercise of options	8	0	76	0	0	76
Share based compensation expense, net of tax	0	0	331	0	0	331
Excess tax benefits from share-based compensation	0	0	15	0	0	15
Cash dividends on common stock	0	0	0	0	(1,291)	(1,291)
Unrealized holding losses on marketable securities, net of tax	0	0	0	(11)	0	(11)
Net loss	0	0	0	0	(3,583)	(3,583)

Balance, March 31, 2014	7,173	$72	$6,203	$(37)	$61,852	$68,090

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,583)	$(2,549)
Reconciliations of net loss to net cash provided by operating activities:
Depreciation and amortization	584	460
Losses recognized on marketable securities	1	0
Gain recognized on sale and leaseback	0	(30)
Deferred income taxes	(409)	(4)
Share-based compensation	331	183
Excess tax benefit from share-based compensation	(15)	(280)
Changes in certain assets and liabilities:
Trade accounts receivable, net	(10,370)	(6,371)
Income taxes receivable	(1,596)	(7,179)
Prepaid expenses and other	(1,595)	818
Accounts payable	(870)	487
Accrued payroll, payroll taxes and related benefits	19,484	19,925
Other accrued liabilities	98	162
Income taxes payable	(1,221)	0
Workers’ compensation claims liabilities	7,691	6,648
Safety incentives liability	(894)	446
Customer deposits, long-term liabilities and other assets, net	74	240

Net cash provided by operating activities	7,710	12,956

Cash flows from investing activities:
Purchase of property and equipment	(1,814)	(1,199)
Proceeds from sales and maturities of marketable securities	2,934	7,651
Purchase of marketable securities	(14,936)	(11,269)
Proceeds from maturities of restricted marketable securities	1,010	673
Purchase of restricted marketable securities	(20,938)	(1,530)

Net cash used in investing activities	(33,744)	(5,674)

Cash flows from financing activities:
Proceeds from credit-line borrowings	0	78,057
Payments on credit-line borrowings	0	(82,589)
Payments on long-term debt	(55)	(54)
Dividends paid	(1,291)	(912)
Proceeds from exercise of stock options and vesting of restricted stock units	76	204
Excess tax benefits from share-based compensation	15	280

Net cash used in financing activities	(1,255)	(5,014)

Net (decrease) increase in cash and cash equivalents	(27,289)	2,268
Cash and cash equivalents, beginning of period	93,557	45,747

Cash and cash equivalents, end of period	$66,268	$48,015

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“Barrett”, “BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K at pages F1 – F29. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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

Marketable securities

As of March 31, 2014, the Company’s marketable securities consisted of tax-exempt municipal securities, U.S. Treasuries, variable rate demand notes (VRDN) and corporate bonds. The Company classifies municipal securities, U.S. Treasuries, VRDN and corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $264,000 and $242,000 at March 31, 2014 and December 31, 2013, respectively. The Company must make estimates of the collectability of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

Workers’ compensation claims

The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees co-employed through our client service agreements) working in California, Oregon, Maryland, Delaware and Colorado, except as described below. In the state of Washington, state law allows only the Company’s staffing services and internal management employees to be covered under the Company’s self-insured workers’ compensation program. Additionally, the Company operates a wholly-owned fully licensed insurance company, Ecole Insurance Company (“Ecole”), in Arizona to provide workers’ compensation coverage to our employees in Arizona.

To manage our financial exposure, in the event of catastrophic injuries or fatalities, the Company maintains excess workers’ compensation insurance through our wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”), with a per occurrence retention of $5.0 million, except in Maryland and Colorado, where our per occurrence retention is $1.0 million and $2.0 million, respectively. AICE maintains excess workers’ compensation insurance coverage with ACE Group (“ACE”), between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with ACE is between $1.0 million and $25.0 million per occurrence, and in Colorado, where the coverage with ACE is between $2.0 million and statutory limits per occurrence. The Company continues to evaluate the financial capacity of its insurers to assess the recoverability of the related insurer receivables.

The Company has provided a total of $120.1 million and $112.4 million at March 31, 2014 and December 31, 2013, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes an evaluation of information provided by the Company’s internal claims adjusters and our third-party administrators for workers’ compensation claims coupled with management’s evaluations of historical claims development and other trends. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers’ compensation claims (Continued)

In February, 2014, the Company entered into a workers’ compensation insurance arrangement with ACE to provide coverage to BBSI employees in California beginning in the first quarter of 2014. The agreement will be effective through January 2015 with the potential for annual renewals thereafter.

The arrangement, typically known as a fronted program, provides BBSI a licensed, admitted insurance carrier in California to issue policies on behalf of BBSI without the intention of transferring any of the worker’s compensation risk for the first $5.0 million per claim. The risk of loss up to the first $5.0 million per claim is retained by BBSI through an indemnity agreement. While this portion of the risk of loss remains with BBSI, ACE assumes credit risk should BBSI be unable to satisfy its indemnification obligations to ACE. ACE also bears the economic burden for all costs in excess of $5.0 million per claim. The arrangement with ACE addresses the requirements of legislation enacted in California in 2012 (Senate Bill 863) under which the Company cannot continue its self-insurance program in California beyond January 1, 2015.

During the first quarter of 2014, the Company made an initial deposit of $20.0 million into a trust account established between the Company and ACE related to the new ACE fronted insurance program. The Company will begin making monthly payments in April 2014 into the trust account comprised of premium costs to be set aside for payment of future claims.

Safety incentives liability

Safety incentives represent cash incentives paid to certain client companies under client service agreements for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting agreed-upon loss objectives. The Company has provided $12.2 million at March 31, 2014 and $13.1 million at December 31, 2013 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators, and the expected payout as determined by historical incentive payment trends. Safety incentive expense is netted against professional employer services revenue in our consolidated statements of operations.

Statements of cash flows

Interest paid during the three months ended March 31, 2014 and 2013 did not materially differ from interest expense. Income taxes paid by the Company during the three months ended March 31, 2014 and 2013 totaled $1.2 million and $5.9 million, respectively.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2014 presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows, working capital or stockholders’ equity.

Note 2 - Revolving Credit Facility

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with a current borrowing capacity of up to $19.0 million. The Company had no outstanding borrowings on its revolving credit facility at March 31, 2014 or at December 31, 2013. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $19.4 million at March 31, 2014.

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

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 2 - Revolving Credit Facility (Continued)

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at March 31, 2014.

Note 3 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential effects of the exercise of outstanding stock options and vesting of restricted stock units. Basic and diluted common shares outstanding are summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted average number of basic common shares outstanding	7,170	7,022
Effect of dilutive securities	0	0

Weighted average number of diluted common shares outstanding	7,170	7,022

	7,170	7,022

As a result of the net loss reported for the three months ended March 31, 2014 and 2013, 298 and 291 potential common shares, respectively, have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance
Workers’ compensation claims liabilities	$112,444	$70,564
Add: claims expense accrual:
Current period	16,351	12,677
Prior periods	3,801	3,452

Total expense accrual	20,152	16,129

Less: claim payments related to:
Current period	399	426
Prior periods	12,062	9,055

Total paid	12,461	9,481

Ending balance
Workers’ compensation claims liabilities	$120,135	$77,212

Incurred but not reported (IBNR)	$69,185	$51,838

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 - Fair Value Measurement

Marketable securities consist of the following investments (in thousands):

	March 31, 2014			December 31, 2013
	Cost	Gross Unrealized Losses	Recorded Basis	Cost	Gross Unrealized Losses	Recorded Basis	Fair Value Category
Current:
Available-for-sale:
VRDN	20,000	0	20,000	10,000	0	10,000	2
Corporate bonds	11,028	(15)	11,013	9,800	(13)	9,787	2

	$31,028	$(15)	$31,013	$19,800	$(13)	$19,787

Long term:
Available-for-sale:
Municipal bonds	$4,325	$(27)	$4,298	$4,074	$(17)	$4,057	2
Corporate bonds	2,422	(40)	2,382	1,879	(27)	1,852	2

	$6,747	$(67)	$6,680	$5,953	$(44)	$5,909

The Company’s long-term restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	March 31, 2014			December 31, 2013
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Available-for-sale:
Money market funds held in trust	$20,003	$0	$20,003	$0	$0	$0	1
Municipal bonds	5,026	14	5,040	4,742	10	4,752	2
Corporate bonds	2,608	8	2,616	2,849	5	2,854	2
U.S. treasuries	2,787	0	2,787	2,787	0	2,787	1

	$30,424	$22	$30,446	$10,378	$15	$10,393

The Company’s long-term restricted certificates of deposit are summarized as follows (in thousands):

	March 31, 2014			December 31, 2013
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis
Restricted certificates of deposit	$12,789	$0	$12,789	$12,789	$0	$12,789	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

	Percentage of Total Revenue
	Three Months Ended March 31,
	2014	2013
Revenues:
Professional employer service fees	75.2%	73.3%
Staffing services	24.8	26.7

Total revenues	100.0	100.0

Cost of revenues:
Direct payroll costs	18.8	20.0
Payroll taxes and benefits	53.9	53.0
Workers’ compensation	20.4	19.6

Total cost of revenues	93.1	92.6

Gross margin	6.9	7.4

Selling, general and administrative expenses	10.6	10.6
Depreciation and amortization	0.5	0.4

Loss from operations	(4.2)	(3.6)
Other income	0.1	0.1

Loss before income taxes	(4.1)	(3.5)
Benefit from income taxes	(1.4)	(1.2)

Net loss	(2.7)%	(2.3)%

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

Results of Operations (Continued)

•

A relative increase in professional employer services revenue will generally increase our gross margin percentage. Improvement in gross margin percentage occurs because incremental client services revenue dollars are reported as revenue net of all related direct costs.

•

A relative increase in staffing revenues will typically decrease our gross margin percentage. Staffing revenues are presented at gross with the related direct costs reported in cost of sales. While staffing relationships typically have higher margins than co-employment relationships, an increase in staffing revenues and related costs presented at gross dilutes the impact of the net professional employer services revenue on gross margin percentage.

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

(in thousands)	Unaudited Three Months Ended March 31,
	2014	2013
Revenues:
Professional employer services	$693,926	$561,483
Staffing services	33,451	29,733

Total revenues	727,377	591,216

Cost of revenues:
Direct payroll costs	613,320	498,738
Payroll taxes and benefits	72,817	59,123
Workers’ compensation	31,934	25,044

Total cost of revenues	718,071	582,905

Gross margin	$9,306	$8,311

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross professional employer services revenues to net professional employer services revenues is as follows:

	Unaudited Three Months Ended March 31,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2014	2013	2014	2013	2014	2013
Revenues:
Professional employer services	$693,926	$561,483	$(592,237)	$(479,665)	$101,689	$81,818
Staffing services	33,451	29,733	0	0	33,451	29,733

Total revenues	$727,377	$591,216	$(592,237)	$(479,665)	$135,140	$111,551

Cost of revenues	$718,071	$582,905	$(592,237)	$(479,665)	$125,834	$103,240

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our co-employed client companies.

Three months ended March 31, 2014 and 2013

Net loss for the first quarter of 2014 amounted to $3.6 million, as compared to a net loss of $2.5 million for the first quarter of 2013. Diluted loss per share for the first quarter of 2014 was $0.50 compared to diluted loss per share of $0.36 for the comparable 2013 period.

Revenues for the first quarter of 2014 totaled $135.1 million, an increase of approximately $23.6 million or 21.1% over the first quarter of 2013, which reflects an increase in the Company’s professional employer service fee revenue of $19.9 million or 24.3%, coupled with an increase in staffing services revenue of $3.7 million or 12.5%. Approximately 78% and 75% respectively, of our revenue during the three months ended March 31, 2014 and 2013 was attributable to our California operations.

Our growth in professional employer service revenues continues to be primarily attributable to new customers, resulting from continued strength in our referral channels as business from new customers during the first quarter of 2014 doubled our lost business from former customers. Professional employer service revenues from continuing customers reflected a 9.0% increase compared to the first quarter of 2013, primarily resulting from increases in employee headcount and hours worked. The increase in staffing revenues was due primarily to an increase in revenue from the addition of new business, partially offset by lost business from former customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2014 and 2013 (Continued)

Gross margin for the first quarter of 2014 totaled approximately $9.3 million or an increase of 12.0% over the first quarter of 2013, primarily due to the 21.1% increase in revenues and a decline in direct payroll costs, as a percentage of revenues, partially offset by higher workers’ compensation expense and payroll taxes and benefits, as a percentage of revenues.

The decrease in direct payroll costs, as a percentage of revenues, from 20.0% for the first quarter of 2013 to 18.8% for the first quarter of 2014 was primarily due to the increase in our mix of professional employer services in the Company’s customer base compared to the first quarter of 2013 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the first quarter of 2014 was 53.9% compared to 53.0% for the first quarter of 2013. The percentage rate increase was largely due to the effect of significant growth in professional employer services, where payroll taxes and benefits are presented at gross cost, whereas the related direct payroll costs are netted against professional employer services revenue. Management expects the trend in payroll taxes and benefits, as a percentage of revenues, to continue to increase as a result of continued growth in professional employer services on a quarter-over-quarter basis.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $21.8 million or 19.6% in the first quarter of 2013 to $27.6 million or 20.4% in the first quarter of 2014. The percentage rate increase was primarily due to an increase in the provision for claim costs related to current year claims of $4.3 million. Our total provision for current year claims of $16.4 million was based on the loss rate as a percentage of payroll calculated by our independent actuary at December 31, 2013. We also accrued $3.8 million in additional expense during the quarter related to prior year claims.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2014 totaled approximately $14.4 million, an increase of $2.6 million or 21.7% over the first quarter of 2013. The increase was primarily attributable to increases in management payroll and other variable expense components within SG&A to support our business growth.

The income tax rate for the 2014 first quarter was 35.5% compared to the 2013 first quarter rate of 34.2%. We expect the effective income tax rate for the balance of 2014 to remain at a similar rate to the 2014 first quarter income tax rate.

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

Results of Operations (Continued)

Three months ended March 31, 2014 and 2013 (Continued)

“fronted” program with ACE Group (“ACE”). Under this arrangement, the risk of loss up to the first $5.0 million per claim will be retained by BBSI through an indemnity agreement, although ACE will be responsible for any claims BBSI is unable to satisfy. In addition, ACE continues to be BBSI’s carrier for costs in excess of $5.0 million per claim. During the first quarter of 2014, we began the transition to the ACE program so that by December 31, 2014, all of our employees working in California will be covered by this new arrangement. We expect to incur increased costs during this transition that will likely continue following implementation of the fronted insurance program.

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013, we maintain reserves (recorded as accrued liabilities on our balance sheet) to cover our estimated liabilities for our self-insured workers’ compensation claims. The adequacy of reserves can be affected by both internal and external events, including adverse development on existing claims, changes in medical, administrative and legal costs, and legislative or systemic changes. We have undertaken a number of steps during the past two years to improve our workers’ compensation claims administration and reserving practices. These steps include hiring additional claim administrators in response to our business growth, working to close litigated claims more quickly, and establishing higher specific reserves for both new claims and open prior year claims. In order to further refine our reserving practices, the Company is in the process of engaging an additional actuarial firm to assist management in gaining an enhanced understanding of actuarial valuation in light of the Company’s specific workers’ compensation claims experience.

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

Liquidity and Capital Resources

The Company’s cash position for the three months ended March 31, 2014 decreased $27.3 million from December 31, 2013, which compares to an increase of $2.3 million for the comparable period in 2013. The decrease in cash at March 31, 2014 as compared to December 31, 2013, was primarily due to the net loss of $3.6 million, net purchases of restricted marketable securities of $19.9 million, net purchases of marketable securities of $12.0 million and an increase in trade accounts receivable of $10.4 million, partially offset by a $19.5 million increase in accrued payroll and payroll taxes and a $7.7 million increase in workers’ compensation claims liabilities.

Net cash provided by operating activities for the three months ended March 31, 2014 amounted to $7.7 million compared to $13.0 million for the comparable 2013 period. For the three months ended March 31, 2014, cash flow was principally provided by a $19.5 million increase in accrued payroll and payroll taxes and a $7.7 million increase in workers’ compensation claims liabilities, partially offset by the net loss of $3.6 million and an increase in trade accounts receivable of $10.4 million.

Net cash used in investing activities for the three months ended March 31, 2014 was $33.7 million as compared to $5.7 million of net cash used by investing activities for the comparable 2013 period. For the 2014 period, cash from investing activities was used to purchase restricted marketable securities of $20.9 million and to purchase marketable securities of $14.9 million, partially offset by the sale and maturities of marketable securities of $2.9 million and from the maturities of restricted marketable securities of $1.0 million. Included in the $20.9 million purchases of restricted marketable securities was a $20.0 million initial deposit into a trust account established between the Company and ACE related to the new ACE fronted insurance program. The Company will begin making monthly payments in April 2014 into the trust account comprised of premium costs to be set aside for payment of future claims.

Net cash used in financing activities for the three months ended March 31, 2014 was $1.3 million as compared to $5.0 million used in financing activities for the comparable 2013 period. For the 2014 period, the primary use of cash for financing activities was the payment of the regular quarterly cash dividend totaling $1.3 million.

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

As disclosed in Note 2 to the Consolidated Financial Statements in this report, the Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with a current borrowing capacity of up to $19.0 million. The Company had no outstanding borrowings on the revolving credit facility as of March 31, 2014 or at December 31, 2013. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $19.4 million as of March 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

The states of California, Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments, totaling $72.9 million at March 31, 2014, to cover potential workers’ compensation claims losses relating to the Company’s status as a self-insured employer. In partial satisfaction of these requirements, at March 31, 2014, we have provided surety bonds and standby letters of credit totaling $70.8 million. The State of California requires the Company to maintain a surety deposit of $63.9 million (which is included in the total of $70.8 million of surety bonds and standby letters of credit), which the Company satisfied through the posting of third party issued surety bonds, backed by a $12.8 million letter of credit. In conjunction with this letter of credit, the Company posted $12.8 million of certificates of deposit with Wells Fargo as collateral. The $12.8 million letter of credit is included in the total $19.4 million of standby letters of credit with Wells Fargo.

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

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles, inventory and equipment. Under the Agreement, the maximum principal amount available is reduced by $2.5 million every six months commencing April 1, 2013. The maximum principal amount available at March 31, 2014 was $19.0 million.

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

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at March 31, 2014.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and the effect of changes in estimate of its claims liabilities, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned, fully licensed captive insurance subsidiaries and becoming self-insured for certain business risks, the operation and cost of the Company’s fronted insurance program with ACE in California, the financial viability of the Company’s excess insurance carriers, the effectiveness of the Company’s management information systems, payment of future dividends, and the availability of working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include the ability to retain current clients and attract new clients, difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectability of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the effect of conditions in the global capital markets on the Company’s investment portfolio, and the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets and its outstanding borrowings on its line of credit and long-term debt. As of March 31, 2014, the Company’s investment portfolio consisted principally of approximately $20.0 million in VRDN, $20.0 million in money market funds held in trust, $16.0 million in corporate bonds, $12.8 million restricted certificates of deposit, $9.3 million in municipal bonds and $2.8 million in U.S. treasuries. The Company’s outstanding long-term debt totaled approximately $5.2 million at March 31, 2014. Based on the Company’s overall interest exposure at March 31, 2014, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets, its outstanding borrowings or its results of operations because of the predominantly short maturities of the securities within the investment portfolio and the relative size of the outstanding borrowings.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no common stock repurchases during the quarter ended March 31, 2014. In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 common shares of the Company’s common stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million common shares. In October 2008, the Board approved a second increase in the authorized common shares to be repurchased up to 3.0 million shares. At March 31, 2014 1,208,200 shares could be repurchased under the program.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: May 12, 2014	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

10.1	Barrett Business Services, Inc. Annual Cash Incentive Award Plan, Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 13, 2014.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document