Form 10-Q
period 2014-06-30
BARRETT BUSINESS SERVICES INC
filed 2014-08-08
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Number of shares of common stock, $.01 par value, outstanding at July 31, 2014 was 7,177,725 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$47,869	$93,557
Marketable securities	32,033	19,787
Trade accounts receivable, net	104,008	85,586
Prepaid expenses and other	5,283	3,026
Deferred income taxes	8,944	8,929

Total current assets	198,137	210,885
Marketable securities	10,597	5,909
Property, equipment and software, net	21,786	20,549
Restricted certificates of deposit	20,943	12,789
Restricted marketable securities and workers’ compensation deposits	34,696	11,205
Other assets	3,979	4,165
Goodwill	47,820	47,820

	$337,958	$313,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$220	$220
Accounts payable	2,435	3,252
Accrued payroll, payroll taxes and related benefits	105,710	92,516
Income taxes payable	2,322	1,236
Other accrued liabilities	1,081	313
Workers’ compensation claims liabilities	39,069	35,841
Safety incentives liability	12,718	13,086

Total current liabilities	163,555	146,464
Long-term workers’ compensation claims liabilities	83,437	76,603
Long-term debt	4,943	5,053
Deferred income taxes	10,392	10,787
Customer deposits and other long-term liabilities	1,967	1,862
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,162 and 7,165 shares issued and outstanding	72	72
Additional paid-in capital	5,798	5,781
Accumulated other comprehensive loss	(50)	(26)
Retained earnings	67,844	66,726

	73,664	72,553

	$337,958	$313,322

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2014	2013
Revenues:
Professional employer service fees	$112,503	$93,494
Staffing services	38,566	35,304

Total revenues	151,069	128,798

Cost of revenues:
Direct payroll costs	29,311	26,611
Payroll taxes and benefits	61,130	53,483
Workers’ compensation	30,776	24,978

Total cost of revenues	121,217	105,072

Gross margin	29,852	23,726
Selling, general and administrative expenses	17,958	14,494
Depreciation and amortization	613	506

Income from operations	11,281	8,726

Other income (expense):
Investment income	157	173
Interest expense	(44)	(64)
Other	(7)	1

Other income	106	110

Income before income taxes	11,387	8,836
Provision for income taxes	4,104	2,950

Net income	$7,283	$5,886

Basic earnings per common share	$1.02	$.83

Weighted average number of basic common shares outstanding	7,173	7,082

Diluted earnings per common share	$.98	$.80

Weighted average number of diluted common shares outstanding	7,421	7,374

Cash dividends per common share	$.18	$.13

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2014	2013
Revenues:
Professional employer service fees	$214,192	$175,312
Staffing services	72,017	65,037

Total revenues	286,209	240,349

Cost of revenues:
Direct payroll costs	54,728	48,907
Payroll taxes and benefits	133,947	112,606
Workers’ compensation	58,376	46,799

Total cost of revenues	247,051	208,312

Gross margin	39,158	32,037
Selling, general and administrative expenses	32,327	26,305
Depreciation and amortization	1,197	966

Income from operations	5,634	4,766

Other income (expense):
Investment income	301	345
Interest expense	(88)	(143)
Other	(17)	(5)

Other income	196	197

Income before income taxes	5,830	4,963
Provision for income taxes	2,130	1,626

Net income	$3,700	$3,337

Basic earnings per common share	$.52	$.47

Weighted average number of basic common shares outstanding	7,171	7,052

Diluted earnings per common share	$.50	$.45

Weighted average number of diluted common shares outstanding	7,444	7,344

Cash dividends per common share	$.36	$.26

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2014	2013
Net income	$7,283	$5,886
Unrealized losses on marketable securities, net of tax of $(8) and $(28) in 2014 and 2013, respectively	(13)	(43)

Comprehensive income	$7,270	$5,843

	Six Months Ended June 30,
	2014	2013
Net income	$3,700	$3,337
Unrealized losses on marketable securities, net of tax of $(15) and $(31) in 2014 and 2013, respectively	(24)	(47)

Comprehensive income	$3,676	$3,290

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2014 and 2013

(Unaudited)

(In thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2012	7,017	$70	$913	$23	$52,890	$53,896
Common stock issued on exercise of options	90	1	1,199	0	0	1,200
Share based compensation expense, net of tax	0	0	367	0	0	367
Excess tax benefits from share-based compensation	0	0	1,187	0	0	1,187
Cash dividends on common stock	0	0	0	0	(1,834)	(1,834)
Unrealized holding losses on marketable securities, net of tax	0	0	0	(47)	—	(47)
Net income	0	0	0	0	3,337	3,337

Balance, June 30, 2013	7,107	$71	$3,666	$(24)	$54,393	$58,106

Balance, December 31, 2013	7,165	$72	$5,781	$(26)	$66,726	$72,553
Common stock issued on exercise of options	17	0	213	0	0	213
Share based compensation expense, net of tax	0	0	671	0	0	671
Excess tax benefits from share-based compensation	0	0	124	0	0	124
Company repurchase of common stock	(20)	0	(991)	0	0	(991)
Cash dividends on common stock	0	0	0	0	(2,582)	(2,582)
Unrealized holding losses on marketable securities, net of tax	0	0	0	(24)	0	(24)
Net income	0	0	0	0	3,700	3,700

Balance, June 30, 2014	7,162	$72	$5,798	$(50)	$67,844	$73,664

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,700	$3,337
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	1,197	966
Losses (gains) recognized on marketable securities	1	(1)
Gain recognized on sale and leaseback	0	(61)
Deferred income taxes	(425)	(58)
Share-based compensation	671	367
Excess tax benefit from share-based compensation	(124)	(1,187)
Changes in certain assets and liabilities:
Trade accounts receivable, net	(18,422)	(16,931)
Income taxes receivable	0	(5,358)
Prepaid expenses and other	(2,257)	1,869
Accounts payable	(817)	815
Accrued payroll, payroll taxes and related benefits	13,194	17,267
Other accrued liabilities	768	330
Income taxes payable	1,210	915
Workers’ compensation claims liabilities	10,062	13,979
Safety incentives liability	(368)	1,097
Customer deposits, long-term liabilities and other assets, net	291	84

Net cash provided by operating activities	8,681	17,430

Cash flows from investing activities:
Purchase of property and equipment	(2,434)	(2,410)
Proceeds from sales and maturities of marketable securities	7,045	57,773
Purchase of marketable securities	(23,989)	(40,881)
Purchase of restricted certificates of deposit	(8,154)	(63,944)
Proceeds from maturities of restricted marketable securities	4,017	4,815
Purchase of restricted marketable securities	(27,508)	(5,594)

Net cash used in investing activities	(51,023)	(50,241)

Cash flows from financing activities:
Proceeds from credit-line borrowings	3,731	132,664
Payments on credit-line borrowings	(3,731)	(137,196)
Payments on long-term debt	(110)	(110)
Repurchase of common stock	(991)	0
Dividends paid	(2,582)	(1,834)
Proceeds from exercise of stock options	213	1,200
Excess tax benefits from share-based compensation	124	1,187

Net cash used in financing activities	(3,346)	(4,089)

Net decrease in cash and cash equivalents	(45,688)	(36,900)
Cash and cash equivalents, beginning of period	93,557	45,747

Cash and cash equivalents, end of period	$47,869	$8,847

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

Marketable securities

As of June 30, 2014, the Company’s marketable securities consisted of tax-exempt municipal securities, U.S. Treasuries, variable rate demand notes (VRDN) and corporate bonds. The Company classifies municipal securities, U.S. Treasuries, VRDN and corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $313,000 and $242,000 at June 30, 2014 and December 31, 2013, respectively. The Company must make estimates of the collectability of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

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

The Company has provided a total of $122.5 million and $112.4 million at June 30, 2014 and December 31, 2013, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes an evaluation of information provided by the Company’s internal claims adjusters and our third-party administrators for workers’ compensation claims coupled with management’s evaluations of historical claims development and other trends. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

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

During the first quarter of 2014, the Company made an initial deposit of $20.0 million into a trust account established between the Company and ACE related to the new ACE fronted insurance program. The Company began making monthly payments in April 2014 into the trust account comprised of premium costs to be set aside for the payment of future claims. The balance in the trust account as of June 30, 2014 totaled $21.9 million. The $21.9 million is included in the $34.7 million of restricted marketable securities and workers’ compensation deposits in the accompanying consolidated balance sheet.

Safety incentives liability

Safety incentives represent cash incentives paid to certain client companies under client service agreements for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting agreed-upon loss objectives. The Company has provided $12.7 million at June 30, 2014 and $13.1 million at December 31, 2013 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators, and the expected payout as determined by historical incentive payment trends. Safety incentive expense is netted against professional employer services revenue in our consolidated statements of operations.

Statements of cash flows

Interest paid during the six months ended June 30, 2014 and 2013 did not materially differ from interest expense. Income taxes paid by the Company during the six months ended June 30, 2014 and 2013 totaled $1.3 million and $5.9 million, respectively.

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

Note 2 - Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method or determined the effect of the standard on its ongoing financial reporting.

Note 3 - Revolving Credit Facility

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with a current borrowing capacity of up to $16.5 million. The Company had no outstanding borrowings on its revolving credit facility at June 30, 2014 or at December 31, 2013. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $27.6 million at June 30, 2014.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 - Revolving Credit Facility (Continued)

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

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at June 30, 2014.

Note 4 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential effects of the exercise of outstanding stock options and vesting of restricted stock units. Basic and diluted common shares outstanding are summarized as follows (in thousands):

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Basic and Diluted Earnings Per Share (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average number of basic common shares
Outstanding	7,173	7,082	7,171	7,052
Effect of dilutive securities	248	292	273	292

Weighted average number of diluted common shares outstanding	7,421	7,374	7,444	7,344

Note 5 - Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance
Workers’ compensation claims liabilities	$120,135	$77,212	$112,444	$70,564
Add: claims expense accrual:
Current period	17,548	14,752	33,899	27,429
Prior periods	1,303	4,234	5,104	7,686

Total expense accrual	18,851	18,986	39,003	35,115

Less: claim payments related to:
Current period	2,739	2,448	3,138	2,874
Prior periods	13,741	9,207	25,803	18,262

Total paid	16,480	11,655	28,941	21,136

Ending balance
Workers’ compensation claims liabilities	$122,506	$84,543	$122,506	$84,543

Incurred but not reported (IBNR)	$29,871	$56,434	$29,871	$56,434

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Fair Value Measurement

Marketable securities consist of the following investments (in thousands):

	June 30, 2014			December 31, 2013
	Cost	Gross Unrealized Losses	Recorded Basis	Cost	Gross Unrealized Losses	Recorded Basis	Fair Value Category
Current:
Available-for-sale:
VRDN	22,000	0	22,000	10,000	0	10,000	2
Corporate bonds	10,045	(12)	10,033	9,800	(13)	9,787	2

	$32,045	$(12)	$32,033	$19,800	$(13)	$19,787

Long term:
Available-for-sale:
Municipal bonds	$4,404	$(29)	$4,375	$4,074	$(17)	$4,057	2
Corporate bonds	6,285	(63)	6,222	1,879	(27)	1,852	2

	$10,689	$(92)	$10,597	$5,953	$(44)	$5,909

The Company’s long-term restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	June 30, 2014			December 31, 2013
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Available-for-sale:
Money market funds held in trust	$21,886	$0	$21,886	$0	$0	$0	1
Municipal bonds	4,928	16	4,944	4,742	10	4,752	2
Corporate bonds	2,922	8	2,930	2,849	5	2,854	2
U.S. treasuries	4,267	0	4,267	2,787	0	2,787	1

	$34,003	$24	$34,027	$10,378	$15	$10,393

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Fair Value Measurement (Continued)

The Company’s long-term restricted certificates of deposit are summarized as follows (in thousands):

	June 30, 2014			December 31, 2013
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Restricted certificates of deposit	$20,943	$0	$20,943	$12,789	$0	$12,789	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Strategy

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

Business Organization

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Professional employer service fees	74.5%	72.6%	74.8%	72.9%
Staffing services	25.5	27.4	25.2	27.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	19.4	20.7	19.1	20.3
Payroll taxes and benefits	40.4	41.5	46.8	46.9
Workers’ compensation	20.4	19.4	20.4	19.5

Total cost of revenues	80.2	81.6	86.3	86.7

Gross margin	19.8	18.4	13.7	13.3
Selling, general and administrative expenses	12.0	11.2	11.4	10.9
Depreciation and amortization	0.4	0.4	0.4	0.4

Income from operations	7.4	6.8	1.9	2.0
Other income	0.1	0.1	0.1	0.1

Income before income taxes	7.5	6.9	2.0	2.1
Provision for income taxes	2.7	2.3	0.7	0.7

Net income	4.8%	4.6%	1.3%	1.4%

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

(in thousands)	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Professional employer services	$759,838	$639,663	$1,453,764	$1,201,146
Staffing services	38,566	35,304	72,017	65,037

Total revenues	798,404	674,967	1,525,781	1,266,183

Cost of revenues:
Direct payroll costs	672,078	568,799	1,285,398	1,067,538
Payroll taxes and benefits	61,130	53,483	133,947	112,606
Workers’ compensation	35,344	28,959	67,278	54,002

Total cost of revenues	768,552	651,241	1,486,623	1,234,146

Gross margin	$29,852	$23,726	$39,158	$32,037

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross professional employer services revenues to net professional employer services revenues is as follows:

	Unaudited Three Months Ended June 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2014	2013	2014	2013	2014	2013
Revenues:
Professional employer services	$759,838	$639,663	$(647,335)	$(546,169)	$112,503	$93,494
Staffing services	38,566	35,304	0	0	38,566	35,304

Total revenues	$798,404	$674,967	$(647,335)	$(546,169)	$151,069	$128,798

Cost of revenues	$768,552	$651,241	$(647,335)	$(546,169)	$121,217	$105,072

	Unaudited Six Months Ended June 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2014	2013	2014	2013	2014	2013
Revenues:
Professional employer services	$1,453,764	$1,201,146	$(1,239,572)	$(1,025,834)	$214,192	$175,312
Staffing services	72,017	65,037	0	0	72,017	65,037

Total revenues	$1,525,781	$1,266,183	$(1,239,572)	$(1,025,834)	$286,209	$240,349

Cost of revenues	$1,486,623	$1,234,146	$(1,239,572)	$(1,025,834)	$247,051	$208,312

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our co-employed client companies.

Three months ended June 30, 2014 and 2013

Net income for the second quarter of 2014 amounted to $7.3 million, as compared to a net income of $5.9 million for the second quarter of 2013. Diluted income per share for the second quarter of 2014 was $0.98 compared to diluted income per share of $0.80 for the comparable 2013 period.

Revenues for the second quarter of 2014 totaled $151.1 million, an increase of approximately $22.3 million or 17.3% over the second quarter of 2013, which reflects an increase in the Company’s professional employer service fee revenue of $19.0 million or 20.3%, coupled with an increase in staffing services revenue of $3.3 million or 9.2%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2014 and 2013 (Continued)

Approximately 76% and 73%, respectively, of our revenue during the three months ended June 30, 2014 and 2013 was attributable to our California operations.

Our growth in professional employer service revenues continues to be primarily attributable to new customers, resulting from continued strength in our referral channels as business from new customers during the second quarter of 2014 nearly doubled our lost business from former customers. Professional employer service revenues from continuing customers reflected a 9.2% increase compared to the second quarter of 2013, primarily resulting from increases in employee headcount and hours worked. The increase in staffing revenues was due primarily to an increase in revenue from the addition of new business, partially offset by lost business from former customers.

Gross margin for the second quarter of 2014 totaled approximately $29.9 million or an increase of 25.8% over the second quarter of 2013, primarily due to the 17.3% increase in revenues and a decline in direct payroll cost and payroll taxes and benefits, as a percentage of revenues, partially offset by higher workers’ compensation expense, as a percentage of revenues.

The decrease in direct payroll costs, as a percentage of revenues, from 20.7% for the second quarter of 2013 to 19.4% for the second quarter of 2014 was primarily due to the increase in our mix of professional employer services in the Company’s customer base compared to the second quarter of 2013 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the second quarter of 2014 was 40.4% compared to 41.5% for the second quarter of 2013. The percentage rate decrease was primarily due to optimizing the use of prior wages applied against the state statutory unemployment taxable wage basis as new PEO customers are brought on board and to a slight rise in the overall average wage rates which allowed the tax ceilings to be reached sooner in the year 2014 as compared to 2013.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $25.0 million or 19.4% in the second quarter of 2013 to $30.8 million or 20.4% in the second quarter of 2014. The percentage rate increase was primarily due to an increase in the provision for claim costs related to current year claims. Our total provision for current year claims of $17.5 million was based on the loss rate as a percentage of payroll calculated by our independent actuary at December 31, 2013. We also accrued $1.3 million in additional expense during the quarter related to prior year claims.

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

Results of Operations (Continued)

Three months ended June 30, 2014 and 2013 (Continued)

Additionally, the Director is required to revoke any previously issued certificate of consent to self-insure in favor of any employer engaged in these types of activities not later than January 1, 2015. To address this issue, BBSI entered into an arrangement typically known as a “fronted” program with ACE Group (“ACE”) in February 2014. Under this arrangement, the risk of loss up to the first $5.0 million per claim will be retained by BBSI through an indemnity agreement, although ACE will be responsible for any claims BBSI is unable to satisfy. In addition, ACE continues to be BBSI’s carrier for costs in excess of $5.0 million per claim. During the first quarter of 2014, we began the transition to the ACE program so that by December 31, 2014, all of our employees working in California will be covered by this new arrangement. We expect to incur increased costs during this transition that will likely continue following implementation of the fronted insurance program.

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013, we maintain reserves (recorded as accrued liabilities on our balance sheet) to cover our estimated liabilities for our self-insured workers’ compensation claims. The adequacy of reserves can be affected by both internal and external events, including adverse development on existing claims, changes in medical, administrative and legal costs, and legislative or systemic changes. We have undertaken a number of steps during the past two years to improve our workers’ compensation claims administration and reserving practices. These steps include hiring additional claim administrators in response to our business growth, and working to close litigated claims more quickly. In order to further refine our reserving practices, the Company has engaged an additional actuarial firm to assist management in gaining an enhanced understanding of actuarial valuation in light of the Company’s specific workers’ compensation claims experience.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2014 totaled approximately $18.0 million, an increase of $3.5 million or 23.9% over the second quarter of 2013. The increase was primarily attributable to increases in management payroll, increased information technology (“IT”) expenses and other variable expense components within SG&A to support our business growth. The increased IT expenses relate to projects designed to enhance access and delivery of information to the field as well as improve efficiencies over time.

The income tax rate for the 2014 second quarter was 36.0% compared to the 2013 second quarter rate of 33.4%. We expect the effective income tax rate for the balance of 2014 to remain at a similar rate to the 2014 second quarter income tax rate.

Six months ended June 30, 2014 and 2013

Net income for the six months ended June 30, 2014 amounted to $3.7 million, as compared to a net income of $3.3 million for the first six months of 2013. Diluted income per share for the first six months of 2014 was $0.50 compared to diluted income per share of $0.45 for the comparable 2013 period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2014 and 2013 (Continued)

Revenues for the six months ended June 30, 2014 totaled $286.2 million, an increase of approximately $45.9 million or 19.1% over the comparable period in 2013, which reflects an increase in the Company’s professional employer service fee revenue of $38.9 million or 22.2%, coupled with an increase in staffing services revenue of $7.0 million or 10.7%. Approximately 77% and 74% respectively, of our revenue during the six months ended June 30, 2014 and 2013 was attributable to our California operations.

Our growth in professional employer service revenues continues to be primarily attributable to new customers, resulting from continued strength in our referral channels as business from new customers during the first six months of 2014 nearly doubled our lost business from former customers. Professional employer service revenues from continuing customers reflected a 9.1% increase compared to the first six months of 2013, primarily resulting from increases in employee headcount and hours worked. The increase in staffing revenues was due primarily to an increase in revenue from the addition of new business, partially offset by lost business from former customers.

Gross margin for the six months ended June 30, 2014 totaled approximately $39.2 million or an increase of 22.2% over the comparable period of 2013, primarily due to the 19.1% increase in revenues and a decline in direct payroll costs, as a percentage of revenues, partially offset by higher workers’ compensation expense, as a percentage of revenues.

The decrease in direct payroll costs, as a percentage of revenues, from 20.3% for the first six months of 2013 to 19.1% for the first six months of 2014 was primarily due to the increase in our mix of professional employer services in the Company’s customer base compared to the same period of 2013 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the first six months of 2014 was 46.8% compared to 46.9% for the comparable period of 2013.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $46.8 million or 19.5% in the first six months of 2013 to $58.4 million or 20.4% in the first six months of 2014. The percentage rate increase was primarily due to an increase in the provision for claim costs related to current year claims. Our total provision for current year claims of $33.9 million was based on the loss rate as a percentage of payroll calculated by our independent actuary at December 31, 2013. We also accrued $5.1 million in additional expense during the first six months of 2014 related to prior year claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2014 and 2013 (Continued)

Selling, general and administrative (“SG&A”) expenses for the first six months of 2014 totaled approximately $32.3 million, an increase of $6.0 million or 22.9% over the first six months of 2013. The increase was primarily attributable to increases in management payroll, IT expenses and other variable expense components within SG&A to support our business growth.

The income tax rate for the first six months of 2014 was 36.5% compared to the income tax rate for the first six months of 2013 of 32.8%.

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

Liquidity and Capital Resources

The Company’s cash position for the six months ended June 30, 2014 decreased $45.7 million from December 31, 2013, which compares to a decrease of $36.9 million for the comparable period in 2013. The decrease in cash at June 30, 2014 as compared to December 31, 2013, was primarily due to the purchase of restricted marketable securities and restricted certificates of deposit of $35.7 million, the purchase of marketable securities of $24.0 million, and an increase in trade accounts receivable of $18.4 million, partially offset by net income of $3.7 million, a $13.2 million increase in accrued payroll and payroll taxes, and a $10.1 million increase in workers’ compensation claims liabilities.

Net cash provided by operating activities for the six months ended June 30, 2014 amounted to $8.7 million compared to $17.4 million for the comparable 2013 period. For the six months ended June 30, 2014, cash flow was principally provided by a net income of $3.7 million, increases in accrued payroll, payroll taxes and benefits of $13.2 million and a $10.1 million increase in workers’ compensation claims liabilities, partially offset by an increase in trade accounts receivable of $18.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

Net cash used in investing activities for the six months ended June 30, 2014 was $51.0 million as compared to $50.2 million of net cash used by investing activities for the comparable 2013 period. For the 2014 period, cash from investing activities was used primarily to purchase restricted marketable securities and restricted certificates of deposit of $35.7 million and to purchase marketable securities of $24.0 million, partially offset by the sale and maturities of marketable securities of $7.0 million and from the maturities of restricted marketable securities of $4.0 million.

Net cash used in financing activities for the six months ended June 30, 2014 was $3.3 million as compared to $4.1 million used in financing activities for the comparable 2013 period. For the 2014 period, the primary use of cash for financing activities was the payment of regular quarterly cash dividends totaling $2.6 million to holders of the Company’s common stock and the repurchase of common stock totaling $1.0 million.

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

As disclosed in Note 3 to the Consolidated Financial Statements in this report, the Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with a current borrowing capacity of up to $16.5 million. The Company had no outstanding borrowings on the revolving credit facility as of June 30, 2014 or at December 31, 2013. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $27.6 million as of June 30, 2014.

The states of California, Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments, totaling $115.1 million at June 30, 2014, to cover potential workers’ compensation claims losses relating to the Company’s status as a self-insured employer. In partial satisfaction of these requirements, at June 30, 2014, we have provided surety bonds and standby letters of credit totaling $111.5 million. The State of California requires the Company to maintain a surety deposit of $104.7 million (which is included in the total of $111.5 million of surety bonds and standby letters of credit), which the Company satisfied through the posting of third party issued surety bonds, backed by a $20.9 million letter of credit. In conjunction with this letter of credit, the Company posted $20.9 million of certificates of deposit with Wells Fargo as collateral. The $20.9 million letter of credit is included in the total $27.6 million of standby letters of credit with Wells Fargo.

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

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles, inventory and equipment. Under the Agreement, the maximum principal amount available is reduced by $2.5 million every six months commencing April 1, 2013. The maximum principal amount available at June 30, 2014 was $16.5 million.

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

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at June 30, 2014.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and the effect of changes in estimate of its claims liabilities, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned, fully licensed captive insurance subsidiaries and becoming self-insured for certain business risks, the operation and cost of the Company’s fronted insurance program with ACE in California, the financial viability of the Company’s excess insurance carriers, the effectiveness of the Company’s management information systems, payment of future dividends, and the availability of working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include the ability to retain current clients and attract new clients, difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectability of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the effect of conditions in the global capital markets on the Company’s investment portfolio, and the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage or its fronted insurance program, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets and its outstanding borrowings on its line of credit and long-term debt. As of June 30, 2014, the Company’s investment portfolio consisted principally of approximately $22.0 million in VRDN, $21.9 million in money market funds held in trust, $20.9 million in restricted certificates of deposit, $19.2 million in corporate bonds, $9.3 million in municipal bonds and $4.3 million in U.S. treasuries. The Company’s outstanding long-term debt totaled approximately $5.2 million at June 30, 2014. Based on the Company’s overall interest exposure at June 30, 2014, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets, its outstanding borrowings or its results of operations because of the predominantly short maturities of the securities within the investment portfolio and the relative size of the outstanding borrowings.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended June 30, 2014.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (1)
April	0	$0	0	1,208,213
May	0	0	0	1,208,213
June	19,900	49.82	1,811,687	1,188,313

Total	19,900		1,811,687

(1)	In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: August 8, 2014	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

4.1	Second Amendment to Restated Credit Agreement dated as of December 18, 2013, between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”).

4.2	Third Amendment to Restated Credit Agreement dated as of May 16, 2014, between the Registrant and Wells Fargo.

4.3	First Amendment to Security Agreement Specific Rights to Payment dated as of December 18, 2013, between the Registrant and Wells Fargo.

4.4	Second Amendment to Security Agreement Specific Rights to Payment dated as of May 16, 2014, between the Registrant and Wells Fargo.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document