Form 10-Q
period 2014-09-30
BARRETT BUSINESS SERVICES INC
filed 2014-11-17
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Number of shares of common stock, $.01 par value, outstanding at October 31, 2014 was 7,116,525 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$51,985	$93,557
Marketable securities	34,760	19,787
Trade accounts receivable, net	129,761	85,586
Income taxes receivable	12,553	0
Prepaid expenses and other	4,966	3,026
Deferred income taxes	17,229	8,929

Total current assets	251,254	210,885
Marketable securities	15,984	5,909
Property, equipment and software, net	22,576	20,549
Restricted certificates of deposit	20,943	12,789
Restricted marketable securities and workers’ compensation deposits	43,821	11,205
Other assets	3,836	4,165
Goodwill	47,820	47,820

	$406,234	$313,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$220	$220
Accounts payable	2,839	3,252
Accrued payroll, payroll taxes and related benefits	133,484	92,516
Income taxes payable	0	1,236
Other accrued liabilities	1,144	313
Workers’ compensation claims liabilities	48,127	35,841
Safety incentives liability	14,063	13,086

Total current liabilities	199,877	146,464
Long-term workers’ compensation claims liabilities	160,216	76,603
Long-term debt	4,888	5,053
Deferred income taxes	4,973	10,787
Customer deposits and other long-term liabilities	1,888	1,862
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,163 and 7,165 shares issued and outstanding	72	72
Additional paid-in capital	5,605	5,781
Accumulated other comprehensive loss	(18)	(26)
Retained earnings	28,733	66,726

	34,392	72,553

	$406,234	$313,322

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2014	2013
Revenues:
Professional employer service fees	$126,456	$106,244
Staffing services	48,503	41,727

Total revenues	174,959	147,971

Cost of revenues:
Direct payroll costs	37,087	31,585
Payroll taxes and benefits	65,061	57,977
Workers’ compensation	115,593	28,223

Total cost of revenues	217,741	117,785

Gross margin	(42,782)	30,186
Selling, general and administrative expenses	21,213	16,808
Depreciation and amortization	646	521

(Loss) income from operations	(64,641)	12,857

Other income (expense):
Investment income	155	154
Interest expense	(43)	(48)
Other	178	3

Other income	290	109

(Loss) income before income taxes	(64,351)	12,966
(Benefit from) provision for income taxes	(26,533)	3,972

Net (loss) income	$(37,818)	$8,994

Basic (loss) income per common share	$(5.27)	$1.26

Weighted average number of basic common shares outstanding	7,177	7,150

Diluted (loss) income per common share	$(5.27)	$1.21

Weighted average number of diluted common shares outstanding	7,177	7,425

Cash dividends per common share	$.18	$.13

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2014	2013
Revenues:
Professional employer service fees	$340,648	$281,556
Staffing services	120,520	106,764

Total revenues	461,168	388,320

Cost of revenues:
Direct payroll costs	91,815	80,492
Payroll taxes and benefits	199,008	170,583
Workers’ compensation	173,969	75,022

Total cost of revenues	464,792	326,097

Gross margin	(3,624)	62,223
Selling, general and administrative expenses	53,540	43,113
Depreciation and amortization	1,843	1,487

(Loss) income from operations	(59,007)	17,623

Other income (expense):
Investment income	456	499
Interest expense	(131)	(191)
Other	161	(2)

Other income	486	306

(Loss) income before income taxes	(58,521)	17,929
(Benefit from) provision for income taxes	(24,403)	5,598

Net (loss) income	$(34,118)	$12,331

Basic (loss) income per common share	$(4.76)	$1.74

Weighted average number of basic common shares outstanding	7,173	7,085

Diluted (loss) income per common share	$(4.76)	$1.67

Weighted average number of diluted common shares outstanding	7,173	7,371

Cash dividends per common share	$.54	$.39

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2014	2013
Net (loss) income	$(37,818)	$8,994
Unrealized gains on marketable securities, net of tax of $20 and $5 in 2014 and 2013, respectively	32	7

Comprehensive (loss) income	$(37,786)	$9,001

	Nine Months Ended September 30,
	2014	2013
Net (loss) income	$(34,118)	$12,331
Unrealized gains (losses) on marketable securities, net of tax of $5 and $(25) in 2014 and 2013, respectively	8	(39)

Comprehensive (loss) income	$(34,110)	$12,292

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

(In thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2012	7,017	$70	$913	$23	$52,890	$53,896
Common stock issued on exercise of options	148	2	1,858	0	0	1,860
Share based compensation expense, net of tax	0	0	602	0	0	602
Excess tax benefits from share-based compensation	0	0	2,083	0	0	2,083
Cash dividends on common stock	0	0	0	0	(2,765)	(2,765)
Unrealized holding losses on marketable securities, net of tax	0	0	0	(39)	—	(39)
Net income	0	0	0	0	12,331	12,331

Balance, September 30, 2013	7,165	$72	$5,456	$(16)	$62,456	$67,968

Balance, December 31, 2013	7,165	$72	$5,781	$(26)	$66,726	$72,553
Common stock issued on exercise of options and vesting of restricted stock units	42	0	238	0	0	238
Common stock repurchased on vesting of restricted stock units	(8)	0	(407)	0	0	(407)
Share based compensation expense, net of tax	0	0	1,186	0	0	1,186
Excess tax benefits from share-based compensation	0	0	457	0	0	457
Company repurchase of common stock	(36)	0	(1,650)	0	0	(1,650)
Cash dividends on common stock	0	0	0	0	(3,875)	(3,875)
Unrealized holding gains on marketable securities, net of tax	0	0	0	8	0	8
Net loss	0	0	0	0	(34,118)	(34,118)

Balance, September 30, 2014	7,163	$72	$5,605	$(18)	$28,733	$34,392

The accompanying notes are an integral part of these financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(34,118)	$12,331
Reconciliations of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,843	1,487
Losses (gains) recognized on marketable securities	2	(1)
Gain recognized on sale and leaseback	0	(61)
Deferred income taxes	(14,109)	(48)
Share-based compensation	1,186	602
Excess tax benefit from share-based compensation	(457)	(2,083)
Changes in certain assets and liabilities:
Trade accounts receivable, net	(44,175)	(34,796)
Income taxes receivable	(12,553)	(2,307)
Prepaid expenses and other	(1,940)	3,410
Accounts payable	(413)	726
Accrued payroll, payroll taxes and related benefits	40,968	37,492
Other accrued liabilities	831	647
Income taxes payable	(779)	1,811
Workers’ compensation claims liabilities	95,899	25,416
Safety incentives liability	977	2,105
Customer deposits, long-term liabilities and other assets, net	355	441

Net cash provided by operating activities	33,517	47,172

Cash flows from investing activities:
Purchase of property and equipment	(3,870)	(3,381)
Proceeds from sales and maturities of marketable securities	9,389	58,740
Purchase of marketable securities	(34,436)	(45,091)
Purchase of restricted certificates of deposit	(8,154)	(63,944)
Proceeds from maturities of restricted marketable securities	5,014	6,429
Purchase of restricted marketable securities	(37,630)	(7,175)

Net cash used in investing activities	(69,687)	(54,422)

Cash flows from financing activities:
Proceeds from credit-line borrowings	3,731	132,664
Payments on credit-line borrowings	(3,731)	(137,196)
Payments on long-term debt	(165)	(165)
Repurchase of common stock	(1,650)	0
Common stock repurchased on vesting of restricted stock units	(407)	0
Dividends paid	(3,875)	(2,765)
Proceeds from exercise of stock options and vesting of restricted stock units	238	1,860
Excess tax benefits from share-based compensation	457	2,083

Net cash used in financing activities	(5,402)	(3,519)

Net decrease in cash and cash equivalents	(41,572)	(10,769)
Cash and cash equivalents, beginning of period	93,557	45,747

Cash and cash equivalents, end of period	$51,985	$34,978

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

Marketable securities

As of September 30, 2014, the Company’s marketable securities consisted of tax-exempt municipal securities, U.S. Treasuries, variable rate demand notes (VRDN) and corporate bonds. The Company classifies municipal securities, U.S. Treasuries, VRDN and corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $313,000 and $242,000 at September 30, 2014 and December 31, 2013, respectively. The Company must make estimates of the collectability of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic conditions and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. The Company deems an account balance uncollectible only after it has pursued all available assets of the customer and, where applicable, the assets of the personal guarantor.

Workers’ compensation claims

The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees co-employed through our client service agreements) working in California, Oregon, Maryland, Delaware and Colorado, except as described below. In the state of Washington, state law allows only the Company’s staffing services and internal management employees to be covered under the Company’s self-insured workers’ compensation program. Additionally, the Company operates a wholly owned fully licensed insurance company, Ecole Insurance Company (“Ecole”), in Arizona to provide workers’ compensation coverage to our employees in Arizona.

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

The Company has provided a total of $208.3 million and $112.4 million at September 30, 2014 and December 31, 2013, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary at December 31, 2013 and September 30, 2014. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers’ compensation claims (Continued)

Our workers’ compensation claims liabilities do not represent an exact calculation of liability, but instead represent management’s best estimate, generally utilizing actuarial expertise and projection techniques, at a given accounting date. The process of estimating unpaid claims and claim adjustment expense involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events such as changes in claims handling procedures, changes in individuals involved in the reserve estimation process, inflation, legal trends and legislative changes.

We have undertaken a number of steps during the past two years to improve our workers’ compensation claims administration practices. These steps include hiring additional claim administrators in response to our business growth, and working to close litigated claims more quickly.

Beginning in late 2013, as part of our efforts to improve our claims handling practices, the Company initiated a specific case reserve study on its open workers’ compensation claims with injury dates in 2012 and earlier. The specific case reserve study resulted in moving dollars from the general reserve of incurred but not reported claims and future loss development into specific case reserves for individual claims. This process was intended to provide management with a more accurate estimate of the ultimate total cost of each claim at a detailed level. Additionally, in mid-2013, the Company initiated a change to its individual claim handling practices by recording specific case reserves on new claims at amounts that include all of the anticipated future costs and working to close claims more quickly with the goal of reducing the ultimate total cost of the claims.

In May 2014, the Company engaged an actuarial consultant to assist management in studying selected historical claims experience and the impact of the change in its claims handling process. During the third quarter of 2014, the Company engaged a new actuary to assist management in determining its best estimate of the Company’s workers’ compensation liability. Based on the work of the new actuary and a thorough review of the Company’s claims handling practices and the results of the work performed by the actuarial consultant engaged during the second quarter of 2014, management reached the conclusion in October 2014 that based on actuarial methods the estimate of workers’ compensation liability should reflect a significant increase for the potential development of prior period claims. The Company recorded total workers’ compensation claims expense of $101.2 million during the third quarter of 2014, including a $61.3 million change in estimate relating to prior period claims. Management’s primary considerations in arriving at its estimate of workers’ compensation liability include the significant increase in the Company’s business in recent years, the potential for unexpected future adverse development of open claims, and the increasing complexity and uncertainty surrounding healthcare costs.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers’ compensation claims (Continued)

In February 2014, the Company entered into a workers’ compensation insurance arrangement with ACE to provide coverage to BBSI employees in California beginning in the first quarter of 2014. The agreement is effective through January 2015 with the potential for annual renewals thereafter.

The arrangement, typically known as a fronted program, provides BBSI a licensed, admitted insurance carrier in California to issue policies on behalf of BBSI without the intention of transferring any of the worker’s compensation risk for the first $5.0 million per claim. The risk of loss up to the first $5.0 million per claim is retained by BBSI through an indemnity agreement.

During the first quarter of 2014, the Company made an initial deposit of $20.0 million into a trust account established between the Company and ACE related to the new ACE fronted insurance program. The Company began making monthly payments in April 2014 into the trust account to be set aside for the payment of future claims. The balance in the trust account as of September 30, 2014 totaled $31.1 million. The $31.1 million is included in the $43.8 million of restricted marketable securities and workers’ compensation deposits in the accompanying consolidated balance sheet.

Safety incentives liability

Safety incentives represent cash incentives paid to certain client companies under client service agreements for maintaining safe-work practices in order to minimize workplace injuries, thereby meeting agreed-upon loss objectives. The Company has provided $14.1 million at September 30, 2014 and $13.1 million at December 31, 2013 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon the incentive earned less the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by the Company’s internal and third-party claims administrators, and the expected payout as determined by historical incentive payment trends. Safety incentive expense is netted against professional employer services revenue in our consolidated statements of operations.

Statements of cash flows

Interest paid during the nine months ended September 30, 2014 and 2013 did not materially differ from interest expense. Income taxes paid by the Company during the nine months ended September 30, 2014 and 2013 totaled $3.0 million and $6.1 million, respectively.

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

Note 2 – Recently Issued Accounting Pronouncements

In September 2014, the FASB issued new accounting guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. The new guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, and if so, disclose that fact. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for us in 2017 and will be applicable to both annual and interim reporting periods. We do not expect the adoption of this guidance to have an impact on our Consolidated Financial Statements.

Note 3 – Revolving Credit Facility

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with a borrowing capacity of up to $16.5 million at September 30, 2014. The Company had no outstanding borrowings on its revolving credit facility at September 30, 2014 or at December 31, 2013. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $25.1 million at September 30, 2014.

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

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. As a result of the increase in the Company’s workers’ compensation liabilities as of September 30, 2014, to a total of approximately $208.3 million, and the related workers’ compensation claims expense accrual of $101.2 million for the quarter ended September 30, 2014, the Company was in violation of the above financial covenants at September 30, 2014, other than the prohibition on incurring additional indebtedness. On November 10, 2014, the Company reached an agreement with the Bank pursuant to which the Bank has agreed to waive the covenant violations in exchange for payment of a waiver fee of $20,000 and a requirement that the Company present a plan acceptable to the Bank by December 31, 2014, addressing the Company’s workers’ compensation reserve funding requirements. Until the reserve funding plan has been accepted by the Bank, the Company may not make any repurchases of its outstanding common stock or draw on the revolving credit facility to fund its insurance reserves.

Note 4 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential effects of the exercise of outstanding stock options and vesting of restricted stock units. Basic and diluted common shares outstanding are summarized as follows (in thousands):

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4 - Basic and Diluted Earnings Per Share (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of basic common shares outstanding	7,177	7,150	7,173	7,085
Effect of dilutive securities	0	275	0	286

Weighted average number of diluted common shares outstanding	7,177	7,425	7,173	7,371

As a result of the net loss reported for the three months and the nine months ended September 30, 2014, 251,418 and 265,818 potential common shares, respectively, have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Note 5 - Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance
Workers’ compensation claims liabilities	$122,506	$84,543	$112,444	$70,564
Add: claims expense accrual:
Current period	39,876	17,396	73,775	44,825
Prior periods	61,283	5,002	66,387	12,688

Total expense accrual	101,159	22,398	140,162	57,513

Less: claim payments related to:
Current period	3,995	3,124	7,133	5,998
Prior periods	11,327	7,837	37,130	26,099

Total paid	15,322	10,961	44,263	32,097

Ending balance
Workers’ compensation claims liabilities	$208,343	$95,980	$208,343	$95,980

Incurred but not reported (IBNR)	$117,688	$59,412	$117,688	$59,412

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 - Workers’ Compensation (Continued)

The Company recorded total workers’ compensation claims expense of $101.2 million during the third quarter of 2014, including a $61.3 million change in estimate relating to prior period claims. See Note 1.

Note 6 - Fair Value Measurement

Marketable securities consist of the following investments (in thousands):

	September 30, 2014			December 31, 2013
	Cost	Gross Unrealized (Losses) Gains	Recorded Basis	Cost	Gross Unrealized (Losses) Gains	Recorded Basis	Fair Value Category
Current:
Available-for-sale:
VRDN	21,790	0	21,790	10,000	0	10,000	2
Corporate bonds	12,985	(15)	12,970	9,800	(13)	9,787	2

	$34,775	$(15)	$34,760	$19,800	$(13)	$19,787

Long term:
Available-for-sale:
Municipal bonds	$4,014	$13	$4,027	$4,074	$(17)	$4,057	2
Corporate bonds	12,006	(49)	11,957	1,879	(27)	1,852	2

	$16,020	$(36)	$15,984	$5,953	$(44)	$5,909

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Fair Value Measurement (Continued)

The Company’s long-term restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	September 30, 2014			December 31, 2013
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Available-for-sale:
Money market funds held in trust	$31,118	$0	$31,118	$0	$0	$0	1
Municipal bonds	4,438	19	4,457	4,742	10	4,752	2
Corporate bonds	3,438	1	3,439	2,849	5	2,854	2
U.S. treasuries	4,267	0	4,267	2,787	0	2,787	1

	$43,261	$20	$43,281	$10,378	$15	$10,393

The Company’s long-term restricted certificates of deposit are summarized as follows (in thousands):

	September 30, 2014			December 31, 2013
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Restricted certificates of deposit	$20,943	$0	$20,943	$12,789	$0	$12,789	2

Note 7 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. Due to the significant increase in the workers’ compensation reserve recorded during the third quarter of 2014 the Company is in a cumulative loss position through the prior 12 quarters ended September 30, 2014. Prior to this the Company was not in a cumulative loss position. A cumulative loss position represents significant negative evidence.

Management evaluated the need for additional valuation allowance and determined that the negative evidence associated with the cumulative loss position is outweighed by the positive evidence available, such that no valuation allowance, other than those previously recorded against particular deferred tax assets, was required related to net deferred tax assets of $23.6 million outstanding as of September 30, 2014. Management’s review of positive evidence included the existence of federal and California taxable income in eligible carryback years, reversal of temporary items and projection of future taxable income. The projection of future taxable income was a significant factor in management’s determination that no additional valuation allowance was required at September 30, 2014. Management’s projections of taxable income are based on the existence of signed annual contracts with the Company’s PEO customer base, objective evidence that the Company’s customers are retained at a rate in excess of 90% over long periods and objective evidence that recent price increase initiatives are being accepted by the Company’s customer base. Management has continued to improve the Company’s procedures in many areas of its self-insured workers’ compensation program over the past two years as described in Note 1. The results of these efforts have improved management’s ability to project worker’s compensation expense. Management will monitor the need for an additional valuation allowance at each quarter in the future and, if the negative evidence outweighs the positive evidence an allowance will be recorded.

Note 8 – Contingencies

On November 6, 2014, a lawsuit was filed in the United States District Court for the Western District of Washington on behalf of a putative class comprising purchasers of BBSI securities between February 12, 2013 and October 29, 2014, inclusive (Case No. 14-5884). The complaint names as defendants the Company and two of its officers. The lawsuit alleges violations of federal securities laws and seeks compensatory damages (in an amount to be determined at trial), plus interest, and costs and expenses (including attorney fees and expert fees).

Several additional lawsuits based on similar allegations have been announced as having been filed since November 6, 2014.

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

In addition to serving as resource and guide, BBSI has the ability to provide workers’ compensation coverage as a means of meeting statutory requirements and protecting our clients from employment-related injury claims. Through our internal claims managers and our third-party administrators, we provide claims management services for our co-employed clients. We work aggressively to manage and reduce job injury claims, identify fraudulent claims and structure optimal work programs, including modified duty for employees.

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Professional employer service fees	72.3%	71.8%	73.9%	72.5%
Staffing services	27.7	28.2	26.1	27.5

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	21.2	21.3	19.9	20.8
Payroll taxes and benefits	37.2	39.2	43.2	43.9
Workers’ compensation	66.1	19.1	37.7	19.3

Total cost of revenues	124.5	79.6	100.8	84.0

Gross margin	(24.5)	20.4	(0.8)	16.0
Selling, general and administrative expenses	12.0	11.4	11.6	11.1
Depreciation and amortization	0.4	0.3	0.4	0.4

(Loss) income from operations	(36.9)	8.7	(12.8)	4.5
Other income	0.1	0.1	0.1	0.1

(Loss) income before income taxes	(36.8)	8.8	(12.7)	4.6
(Benefit from) provision for income taxes	(15.2)	2.7	(5.3)	1.4

Net (loss) income	(21.6)%	6.1%	(7.4)%	3.2%

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

(in thousands)	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Professional employer services	$851,649	$722,387	$2,305,413	$1,923,533
Staffing services	48,503	41,727	120,520	106,764

Total revenues	900,152	764,114	2,425,933	2,030,297

Cost of revenues:
Direct payroll costs	756,665	643,482	2,042,063	1,711,020
Payroll taxes and benefits	65,061	57,977	199,008	170,583
Workers’ compensation	121,208	32,469	188,486	86,471

Total cost of revenues	942,934	733,928	2,429,557	1,968,074

Gross margin	$(42,782)	$30,186	$(3,624)	$62,223

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross professional employer services revenues to net professional employer services revenues is as follows:

	Unaudited Three Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2014	2013	2014	2013	2014	2013
Revenues:
Professional employer services	$851,649	$722,387	$(725,193)	$(616,143)	$126,456	$106,244
Staffing services	48,503	41,727	0	0	48,503	41,727

Total revenues	$900,152	$764,114	$(725,193)	$(616,143)	$174,959	$147,971

Cost of revenues	$942,934	$733,928	$(725,193)	$(616,143)	$217,741	$117,785

	Unaudited Nine Months Ended September 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2014	2013	2014	2013	2014	2013
Revenues:
Professional employer services	$2,305,413	$1,923,533	$(1,964,765)	$(1,641,977)	$340,648	$281,556
Staffing services	120,520	106,764	0	0	120,520	106,764

Total revenues	$2,425,933	$2,030,297	$(1,964,765)	$(1,641,977)	$461,168	$388,320

Cost of revenues	$2,429,557	$1,968,074	$(1,964,765)	$(1,641,977)	$464,792	$326,097

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our co-employed client companies.

Three months ended September 30, 2014 and 2013

Net loss for the third quarter of 2014 amounted to $37.8 million, as compared to a net income of $9.0 million for the third quarter of 2013. Diluted loss per share for the third quarter of 2014 was $5.27 compared to diluted income per share of $1.21 for the comparable 2013 period.

Revenues for the third quarter of 2014 totaled $175.0 million, an increase of approximately $27.0 million or 18.2% over the third quarter of 2013, which reflects an increase in the Company’s professional employer service fee revenue of $20.2 million or 19.0%, coupled with an increase in staffing services revenue of $6.8 million or 16.2%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2014 and 2013 (Continued)

Approximately 77% and 74%, respectively, of our revenue during the three months ended September 30, 2014 and 2013 was attributable to our California operations.

Our growth in professional employer service revenues continues to be primarily attributable to new customers, resulting from continued strength in our referral channels as business from new customers during the third quarter of 2014 nearly doubled our lost business from former customers. Professional employer service revenues from continuing customers reflected an 8.0% increase compared to the third quarter of 2013, primarily resulting from increases in employee headcount and hours worked. The increase in staffing revenues was due primarily to an increase in revenue from continuing customers as well as the addition of new business, partially offset by lost business from former customers.

Gross margin for the third quarter of 2014 totaled approximately $(42.8) million or (24.5%) versus $30.2 million or 20.4% for the third quarter of 2013. The decline in gross margin dollars and percentage is primarily due to higher workers’ compensation expense, as a percentage of revenues, partially offset by a decline in payroll taxes and benefits, as a percentage of revenues.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $28.2 million or 19.1% in the third quarter of 2013 to $115.6 million or 66.1% in the third quarter of 2014. The percentage rate increase was primarily due to the Company’s recording of an incremental $61.3 million to its self-insured workers’ compensation reserve as a result of a change in estimate relating to prior period claims at September 30, 2014.

As described in our Annual Report on Form 10-K for the year ended December 31, 2013, we maintain reserves (recorded as accrued liabilities on our balance sheet) to cover our estimated liabilities for our self-insured workers’ compensation claims. The adequacy of reserves can be affected by both internal and external events, including adverse development on existing claims, changes in medical, administrative and legal costs, and legislative or systemic changes.

The Company has provided a total of $208.3 million and $112.4 million at September 30, 2014 and December 31, 2013, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary at December 31, 2013 and September 30, 2014. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2014 and 2013 (Continued)

Incurred but not reported (“IBNR”) is based upon an estimate of future claim payments beyond those considered in the specific case reserve estimates and claims arising from injuries that occurred during a particular time period on or prior to the balance sheet date. Therefore, IBNR is the compilation of the estimated ultimate losses for each accident year less amounts that have been paid and specific case reserves. IBNR reserves, unlike specific case reserves, do not apply to a specific claim, but rather apply to the entire body of claims arising from a specific time period. IBNR primarily provides for costs due to:

1)	Future claim payments in excess of case reserves on recorded open claims;

2)	Additional claim payments on closed claims; and

3)	Claims that have been incurred but have not yet been reported to us.

Our workers’ compensation claims liabilities do not represent an exact calculation of liability, but instead represent management’s best estimate, generally utilizing actuarial expertise and projection techniques, at a given accounting date. The process of estimating unpaid claims and claim adjustment expense involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events such as changes in claims handling and reserve estimation procedures, changes in individuals involved in the reserve estimation process, inflation, legal trends and legislative changes.

We use informed judgment throughout the process, derived from individual experiences and expertise applied to multiple sets of data and analysis. We consider all significant facts and circumstances known at the time loss reserves are established and as new facts and circumstances become known. Due to the inherent uncertainty underlying loss reserve estimates including, but not limited to, the future settlement environment, final resolution of our estimated liability for our workers’ compensation claims will likely be higher or lower than the related loss reserves at the reporting date. Therefore, actual paid losses, as specific claims are settled in the future, may be materially different in amount from our current loss reserves.

A basic premise in most actuarial analyses is that historical data and past patterns demonstrated in the incurred and paid historical data form a reasonable basis upon which to project future outcomes, absent a material change. To the extent a material change affecting the ultimate claim liability is known, such change is quantified to the extent possible through an analysis of internal company data and, if available and when appropriate, external data. Significant structural changes to the available data can materially impact the reserve estimation process. Actuaries exercise a considerable degree of judgment in the evaluation of these factors in their analysis of reserves. The application of actuarial judgment is unavoidable when faced with material uncertainty. Different actuaries may choose different assumptions when faced with such uncertainty, based on their individual backgrounds, professional experiences and the context in which they are reviewing the reserves. Hence, the estimates selected by different actuaries may differ materially from each other.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three months ended September 30, 2014 and 2013 (Continued)

Results of Operations (Continued)

We have undertaken a number of steps during the past two years to improve our workers’ compensation claims administration practices. These steps include hiring additional claim administrators in response to our business growth, and working to close litigated claims more quickly.

Beginning in late 2013, as part of our efforts to improve our claims handling practices, the Company initiated a specific case reserve study on its open workers’ compensation claims with injury dates in 2012 and earlier. The specific case reserve study resulted in moving dollars from the general reserve of incurred but not reported claims and future loss development into specific case reserves for individual claims. This process was intended to provide management with a more accurate estimate of the ultimate total cost of each claim at a detailed level. Management believes that this change in process provides better information to our claims management personnel to evaluate and close historical and future claims at lower ultimate total costs than our historical practices.

Additionally, in mid-2013, the Company initiated a change to its individual claim handling practices by recording specific case reserves on new claims at amounts that include all of the anticipated future costs and working to close claims more quickly with the goal of reducing the ultimate total cost of the claims. Previously, the Company had litigated claims more often, but determined that this practice often resulted in a higher total cost to resolve claims.

While management believes that the changes in the claims handling process are having the intended result of lowering the ultimate total cost per claim, we realized, during the second quarter of 2014, that these combined initiatives were causing a disruption of the historical incurred and paid trends within our claims data from an actuarial perspective.

In May 2014, the Company engaged an actuarial consultant to assist management in studying selected historical claims experience and the impact of the change in its claims handling process. During the third quarter of 2014, the Company engaged a new actuary to assist management in determining its best estimate of the Company’s workers’ compensation liability. Based on the work of the new actuary and a thorough review of the Company’s claims handling practices and the results of the work performed by the actuarial consultant engaged during the second quarter of 2014, management reached the conclusion in October 2014 that based on actuarial methods the estimate of workers’ compensation liability should reflect a significant increase for the potential development of prior period claims. We believe this change in estimate resulted primarily from the structural changes to the available claims data described above and generated a total workers’ compensation claims expense accrual of $101.2 million for the third quarter of 2014, including a $61.3 million change in estimate relating to prior period claims. Management’s primary considerations in arriving at its estimate of workers’ compensation liability include the significant increase in the Company’s business in recent years, the potential for unexpected future adverse development of open claims, and the increasing complexity and uncertainty surrounding healthcare costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2014 and 2013 (Continued)

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. Due to the significant increase in the workers’ compensation reserve recorded during the third quarter of 2014 the Company is in a cumulative loss position through the prior 12 quarters ended September 30, 2014. Prior to this the Company was not in a cumulative loss position. A cumulative loss position represents significant negative evidence.

Management evaluated the need for additional valuation allowance and determined that the negative evidence associated with the cumulative loss position is outweighed by the positive evidence available, such that no valuation allowance, other than those previously recorded against particular deferred tax assets, was required related to net deferred tax assets of $23.6 million outstanding as of September 30, 2014. Management’s review of positive evidence included the existence of federal and California taxable income in eligible carryback years, reversal of temporary items and projection of future taxable income. The projection of future taxable income was a significant factor in management’s determination that no additional valuation allowance was required at September 30, 2014. Management’s projections of taxable income are based on the existence of signed annual contracts with the Company’s PEO customer base, objective evidence that the Company’s customers are retained at a rate in excess of 90% over long periods and objective evidence that recent price increase initiatives are being accepted by the Company’s customer base. Management has continued to improve the Company’s procedures in many areas of its self-insured workers’ compensation program over the past two years. Management believes that the changes in processes will provide better information to our claims management personnel to evaluate and close historical and future claims at lower ultimate total costs than our historical practices. The results of these efforts have improved management’s ability to project worker’s compensation expense, appropriately price its product offering and align its cost structure and growth initiatives to generate future taxable income. Based on management’s projections of future taxable income, management believes that the Company will not be in a cumulative loss position within one year. Management will monitor the need for an additional valuation allowance at each quarter in the future and, if the negative evidence outweighs the positive evidence an allowance will be recorded.

Payroll taxes and benefits, as a percentage of revenues, for the third quarter of 2014 was 37.2% compared to 39.2% for the third quarter of 2013. The percentage rate decrease was primarily due to optimizing the use of prior wages applied against the state statutory unemployment taxable wage basis as new PEO customers are brought on board and to a slight rise in the overall average wage rates which allowed the tax ceilings to be reached sooner in 2014 as compared to 2013.

Direct payroll costs, remained similar as a percentage of revenues, from 21.3% for the third quarter of 2013 to 21.2% for the third quarter of 2014, primarily due to a similar mix of PEO and staffing revenues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2014 and 2013 (Continued)

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

We expect to offset the increased costs of the fronted program and the increase in the loss accrual rate described above through price increases to selected customers.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2014 totaled approximately $21.2 million, an increase of $4.4 million or 26.2% over the third quarter of 2013. The increase was primarily attributable to increases in management payroll, increased information technology (“IT”) expenses and other variable expense components within SG&A to support our business growth. The increased IT expenses relate to projects designed to enhance access and delivery of information to the field as well as improve efficiencies over time.

The income tax rate for the 2014 third quarter was (41.2%) compared to the 2013 third quarter rate of 30.6%. As a result of an expected full year 2014 loss, we estimate the effective income tax rate for the fourth quarter of 2014 to be approximately 43.0%.

Nine months ended September 30, 2014 and 2013

Net loss for the nine months ended September 30, 2014 amounted to $34.1 million, as compared to a net income of $12.3 million for the first nine months of 2013. Diluted loss per share for the first nine months of 2014 was $4.76 compared to diluted income per share of $1.67 for the comparable 2013 period.

Revenues for the nine months ended September 30, 2014 totaled $461.2 million, an increase of approximately $72.8 million or 18.8% over the comparable period in 2013, which reflects an increase in the Company’s professional employer service fee revenue of $59.1 million or 21.0%, coupled with an increase in staffing services revenue of $13.8 million or 12.9%. Approximately 77% and 74%, respectively, of our revenue during the nine months ended September 30, 2014 and 2013 was attributable to our California operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Nine months ended September 30, 2014 and 2013 (Continued)

Our growth in professional employer service revenues continues to be primarily attributable to new customers, resulting from continued strength in our referral channels as business from new customers during the first nine months of 2014 nearly doubled our lost business from former customers. Professional employer service revenues from continuing customers reflected a 8.7% increase compared to the first nine months of 2013, primarily resulting from increases in employee headcount and hours worked. The increase in staffing revenues was due primarily to an increase in revenue from the addition of new business, as well as an increase in revenues from continuing customers, partially offset by lost business from former customers.

Gross margin for the nine months ended September 30, 2014 totaled approximately $(3.6) million or (0.8%) versus $62.2 million or 16.0% for the third quarter of 2013. The decline in gross margin dollars and percentage is primarily due to higher workers’ compensation expense, as a percentage of revenues, partially offset by a decline in direct payroll cost and payroll taxes and benefits, as a percentage of revenues.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $75.0 million or 19.3% in the first nine months of 2013 to $174.0 million or 37.7% in the first nine months of 2014. The percentage rate increase was primarily due to the Company’s recording of an incremental $61.3 million to its self-insured workers’ compensation reserve as a result of a change in estimate relating to prior period claims at September 30, 2014.

The decrease in direct payroll costs, as a percentage of revenues, from 20.8% for the first nine months of 2013 to 19.9% for the first nine months of 2014 was primarily due to the increase in our mix of professional employer services in the Company’s customer base compared to the third quarter of 2013 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the first nine months of 2014 was 43.2% compared to 43.9% for the first nine months of 2013. The percentage rate decrease was primarily due to optimizing the use of prior wages applied against the state statutory unemployment taxable wage basis as new PEO customers are brought on board and to a slight rise in the overall average wage rates which allowed the tax ceilings to be reached sooner in 2014 as compared to 2013.

Selling, general and administrative (“SG&A”) expenses for the first nine months of 2014 totaled approximately $53.5 million, an increase of $10.4 million or 24.2% over the first nine months of 2013. The increase was primarily attributable to increases in management payroll, IT expenses and other variable expense components within SG&A to support our business growth.

The income tax rate for the first nine months of 2014 was (41.7%) compared to the income tax rate for the first nine months of 2013 of 31.2%.

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

Liquidity and Capital Resources

The Company’s cash position for the nine months ended September 30, 2014 decreased $41.6 million from December 31, 2013, which compares to a decrease of $10.8 million for the comparable period in 2013. The decrease in cash at September 30, 2014 as compared to December 31, 2013, was primarily due to the net loss of $34.1 million, an increase in trade accounts receivable of $44.2 million, the purchase of restricted marketable securities and restricted certificates of deposit of $45.8 million, the purchase of marketable securities of $34.4 million and an increase in income taxes receivable of $12.6 million, partially offset by a $95.9 million increase in workers’ compensation claims liabilities and a $41.0 million increase in accrued payroll and payroll taxes.

Net cash provided by operating activities for the nine months ended September 30, 2014 amounted to $33.5 million compared to $47.2 million for the comparable 2013 period. For the nine months ended September 30, 2014, cash flow was primarily provided by a $95.9 million increase in workers’ compensation claims liabilities and increases in accrued payroll, payroll taxes and benefits of $41.0 million, partially offset by the net loss of $34.1 million, an increase in trade accounts receivable of $44.2 million and an increase in income taxes receivable of $12.6 million.

Net cash used in investing activities for the nine months ended September 30, 2014 was $69.7 million as compared to $54.4 million of net cash used by investing activities for the comparable 2013 period. For the 2014 period, cash from investing activities was primarily used to purchase restricted marketable securities and restricted certificates of deposit of $45.8 million and the purchase of marketable securities of $34.4 million partially offset by proceeds from the sales and maturities of marketable securities of $9.4 million and from the maturities of restricted marketable securities of $5.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

Net cash used in financing activities for the nine months ended September 30, 2014 was $5.4 million as compared to $3.5 million used in financing activities for the comparable 2013 period. For the 2014 period, the primary use of cash for financing activities was the payment of regular quarterly cash dividends totaling $3.9 million to holders of the Company’s common stock and the repurchase of common stock totaling $1.7 million.

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

As disclosed in Note 3 to the Consolidated Financial Statements in this report, the Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with a current borrowing capacity of up to $16.5 million at September 30, 2014. The Company had no outstanding borrowings on the revolving credit facility during the quarter ended September 30, 2014, or at December 31, 2013. The Agreement also provides for the continuance of existing standby letters of credit in connection with various surety deposit requirements for workers’ compensation purposes, as to which the amount outstanding totaled approximately $25.1 million as of September 30, 2014.

The states of California, Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments, totaling $112.6 million at September 30, 2014, to cover potential workers’ compensation claims losses relating to the Company’s status as a self-insured employer. In partial satisfaction of these requirements, at September 30, 2014, we have provided surety bonds and standby letters of credit totaling $109.0 million. The State of California requires the Company to maintain a surety deposit of $104.7 million (which is included in the total of $109.0 million of surety bonds and standby letters of credit), which the Company satisfied through the posting of third party issued surety bonds, backed by a $20.9 million letter of credit. In conjunction with this letter of credit, the Company posted $20.9 million of certificates of deposit with Wells Fargo as collateral. The $20.9 million letter of credit is included in the total $25.1 million of standby letters of credit with Wells Fargo.

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

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles and equipment. Under the Agreement, the maximum principal amount available is reduced by $2.5 million every six months commencing April 1, 2013. The maximum principal amount available at September 30, 2014 was $16.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

The Agreement, as amended, requires the satisfaction of certain financial covenants as follows:

•	Minimum Fixed Charge Coverage ratio of no less than 1.25:1.0, measured quarterly on a rolling four-quarter basis;

•	Funded Debt: EBITDA of no more than 1.75:1.0 through September 30, 2014; 1.5:1.0 through September 30, 2015; and 1.25:1.0 thereafter, measured quarterly on a rolling four-quarter basis;

•	Ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly; and

•	Prohibition on incurring additional indebtedness without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. As a result of the increase in the Company’s workers’ compensation liabilities as of September 30, 2014, to a total of approximately $208.3 million, and the related workers’ compensation claims expense accrual of $101.2 million for the quarter ended September 30, 2014, the Company was in violation of the above financial covenants at September 30, 2014, other than the prohibition on incurring additional indebtedness. On November 10, 2014, the Company reached agreement with the Bank pursuant to which the Bank has agreed to waive the covenant violations in exchange for payment of a waiver fee of $20,000 and a requirement that the Company present a plan acceptable to the Bank by December 31, 2014, addressing the Company’s workers’ compensation reserve funding requirements. Until the reserve funding plan has been accepted by the Bank, the Company may not make any repurchases of its outstanding common stock or draw on the revolving credit facility to fund its insurance reserves.

Based on preliminary discussions with the Bank, the Company expects to reach agreement on its reserve funding plan and an increase in its borrowing capacity on its revolving credit facility by December 31, 2014. Assuming such agreement is reached, management expects that its cash on hand, cash received from tax refunds, funds anticipated to be generated from operations, and availability under its revolving credit facility will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the effect of changes in the Company’s mix of services on gross margin, continued retention of customers following price increases, the adequacy of the Company’s workers’ compensation reserves and the effect of changes in estimate of its claims liabilities on its workers’ compensation liability, the effect of changes in its reserving practices and claims management process on its actuarial estimates and workers’ compensation reserves, the ability of the Company to generate sufficient taxable income in the future to utilize its deferred tax assets, the effect of changes in the interest rate environment on the value of the Company’s investment securities and long-term debt, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned, fully licensed captive insurance subsidiaries and becoming self-insured for certain business risks, the operation and cost of the Company’s fronted insurance program with ACE in California, the financial viability of the Company’s excess insurance carriers, the outcome of negotiations with the Company’s primary lender regarding its reserve funding plan and increased borrowing capacity under its revolving credit facility, the effectiveness of the Company’s management information systems, payment of future dividends, the availability of working capital to meet the Company’s funding requirements, and the potential for and effect of acquisitions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include the ability to retain current clients and attract new clients, difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectability of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the effect of conditions in the global capital markets on the Company’s investment portfolio, and the availability of capital, borrowing capacity on the Company’s revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage or its fronted insurance program, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets and its outstanding borrowings on its line of credit and long-term debt. As of September 30, 2014, the Company’s investment portfolio consisted principally of approximately $31.1 million in money market funds held in trust, $28.4 million in corporate bonds, $21.8 million in VRDN, $20.9 million in restricted certificates of deposit, $8.5 million in municipal bonds and $4.3 million in U.S. treasuries. The Company’s outstanding long-term debt totaled approximately $4.9 million at September 30, 2014. Based on the Company’s overall interest exposure at September 30, 2014, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets, its outstanding borrowings or its results of operations because of the predominantly short maturities of the securities within the investment portfolio and the relative size of the outstanding borrowings.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

On November 6, 2014, a lawsuit was filed in the United States District Court for the Western District of Washington on behalf of a putative class comprising purchasers of BBSI securities between February 12, 2013 and October 29, 2014, inclusive (Case No. 14-5884). The complaint names as defendants the Company and two of its officers. The lawsuit alleges violations of federal securities laws and seeks compensatory damages (in an amount to be determined at trial), plus interest, and costs and expenses (including attorney fees and expert fees).

Several additional lawsuits based on similar allegations have been announced as having been filed since November 6, 2014.

Item 1A.	Risk Factors

In addition to the risk factors reported in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 14, 2014, the following risk factor should be considered:

We may be unable to draw on our revolving credit facility in the future. As disclosed in Note 3 to the unaudited Consolidated Financial Statements in this report, we maintain a credit agreement (the “Agreement”) with our principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with a borrowing capacity of up to $16.5 million at September 30, 2014. There were no outstanding borrowings on the revolving credit facility at December 31, 2013, or September 30, 2014. The terms of the Agreement require that we meet certain financial covenants. As a result of the increase in our workers’ compensation liabilities and the related workers’ compensation claims expense accrual at September 30, 2014, we failed to meet the financial covenants in the Agreement relating to fixed charge coverage, funded debt, and the ratio of cash and marketable securities to workers’ compensation and safety incentives liabilities as of that date, requiring us to seek waiver of those covenants from the Bank. On November 10, 2014, we reached agreement with the Bank pursuant to which the Bank has agreed to waive the covenant violations in exchange for payment of a waiver fee of $20,000 and a requirement that we present a plan acceptable to the Bank by December 31, 2014, addressing our workers’ compensation reserve funding requirements. We may not be able to develop a funding plan acceptable to the Bank or to generate financial results sufficient to meet financial covenant requirements under the Agreement in the future. This would result in our being in violation of the Agreement, causing us to be unable to draw on the revolving credit facility to meet our liquidity needs, including for purposes of funding a portion of our insurance reserves. In this event, we would seek to establish a replacement credit facility with one or more other lenders, including lenders with which the Company has an existing relationship, potentially at less desirable terms. There can be no guarantee that replacement financing would be available at commercially reasonable terms, if at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended September 30, 2014.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (1)
July	0	$0	0	1,188,313
August	0	0	0	1,188,313
September	16,501	39.92	1,828,188	1,171,812

Total	16,501		1,828,188

(1)	In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 shares of the Company’s stock from time to time in open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million shares. In October 2008, the Board approved a second increase in the authorized shares to be repurchased up to 3.0 million shares.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: November 17, 2014	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32.	Certification pursuant to 18 U.S.C. Section 1350.

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document