Form 10-K
period 2014-12-31
BARRETT BUSINESS SERVICES INC
filed 2015-03-16
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐                 Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $330,349,417 at June 30, 2014

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 2, 2015
Common Stock, Par Value $.01 Per Share	7,137,791 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2014 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	BUSINESS

General

Company Background.  Barrett Business Services, Inc. (“BBSI,” the “Company,” “our” or “we”), is a leading provider of business management solutions for small-and mid-sized companies. The Company has developed a management platform that integrates a knowledge-based approach from the management consulting industry with tools from the human resource outsourcing industry. This platform, through the effective leveraging of human capital, assists our business owner clients in more effectively running their business. We believe this platform, delivered through a decentralized organizational structure, differentiates BBSI from our competitors. BBSI was incorporated in Maryland in 1965.

Business Strategy.  Our strategy is to align local operations teams with the mission of small and mid-sized business owners, driving value to their business. To do so, BBSI:

•	partners with business owners to leverage their investment in human capital through a high-touch, results-oriented approach;

•	brings predictability to each client organization through a three-tiered management platform; and

•	enables business owners to focus on their core business by reducing organizational complexity and maximizing productivity.

Business Organization.  We operate a decentralized delivery model using locally based teams, typically located within 50 miles of our client companies. We recruit senior level managers to oversee, develop and expand our business at the branch-office level. Additionally, we recruit professionals with expertise in human resources, risk management and workplace safety and various types of administration, including payroll, to field our client delivery teams. This structure fosters autonomous decision-making, allowing local teams of professionals to deliver plans that most closely align with the needs of each business owner client. It also assists us by incubating talent to support increased growth and capacity. We have clients with employees located in 22 states and the District of Columbia, through a network of 54 branch locations in California, Oregon, Washington, Idaho, Arizona, Nevada, Utah, Colorado, Maryland, Delaware and North Carolina. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

Tier 1: Tactical Alignment

The first stage focuses on the mutual setting of expectations and is essential to a successful client relationship. It begins with a process of assessment and discovery in which the business owners’ business objectives, attitudes, and culture are aligned with BBSI’s processes, controls and culture. This stage includes an implementation process, which addresses the administrative components of employment.

Tier 2: Dynamic Relationship

The second stage of the relationship emphasizes organizational development as a means of achieving each client’s business objectives. There is a focus on process improvement, development of best practices, supervisor training and leadership development.

Tier 3: Strategic Counsel

With an emphasis on advocacy on behalf of the business owner, the third stage of the relationship is more strategic and forward-looking with a goal of cultivating an environment in which all efforts are directed by the mission and long-term objectives of the business owner.

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

Categories of Services

We report financial results in two categories of services: Professional Employer Services (PEO) and Staffing. During 2014, we supported in excess of 3,600 PEO clients and approximately 129,000 employees. This compares to more than 3,200 PEO clients and approximately 111,000 employees during 2013. See Item 7 of this Report for information regarding the percentages of total net revenues provided by our PEO and staffing services for each of the last three fiscal years.

PEO.  We enter into a client services agreement to establish a co-employment relationship with each client company, assuming responsibility for payroll, payroll taxes, workers’ compensation coverage and certain other administrative functions for the client’s existing workforce. The client maintains physical care, custody and control of their workforce, including the authority to hire and terminate employees.

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

Clients and Client Contracts

Our business is typically characterized by long-term relationships that result in recurring revenue. Our client relationships are codified in a client services agreement, which typically provides for an initial term of one year with renewal for additional one-year periods but generally permits cancellation by either party upon 30 days’ written notice. In addition, we may terminate the agreement at any time for specified breach of contract, including nonpayment or failure to follow our workplace safety recommendations. Our annual client retention rate is in excess of 90%. We do not include clients we have terminated in our retention calculation.

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

We have client services agreements with a diverse array of customers, including among others, electronics manufacturers, various light-manufacturing industries, agriculture-based companies, transportation and shipping enterprises, food processing, telecommunications, public utilities, general contractors in various construction-related fields, and professional services firms. None of our clients individually represented more than 1% of our total revenues in 2014.

Market Opportunity

As a company that aligns with the mission of business owners by providing resources and guidance to small and mid-size businesses, BBSI believes its growth is driven by the desire of business owners to focus on mission-critical functions, reduce complexity associated with the employment function, mitigate costs and maximize the investment in human capital. Our integrated management platform has enabled us to capitalize on these needs within the small to mid-size business sector.

The small and mid-sized business segment is particularly attractive because:

•	it is large, continues to grow and remains underserved by professional services companies;

•	it typically has fewer in-house resources than larger businesses and, as a result, is generally more dependent on external resources;

•	we generally experience a relatively high client retention rate and lower client acquisition costs within this market segment; and

•	we have found that small to mid-size businesses are responsive to quality of service, ease-of-use, and responsiveness to clients’ needs when selecting a PEO or staffing services provider.

Competition

The business environment in which we operate is characterized by intense competition and fragmentation. BBSI is not aware of reliable statistics regarding the number of its competitors, but certain large, well-known companies typically compete with us in the same markets and also have greater financial and marketing resources than we do, including Automatic Data Processing, Inc., Manpower, Inc., Kelly Services, Inc., Insperity, Inc., TriNet, Group, Inc. and Paychex, Inc. We may face additional competition in the future from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. The principal competitive factors in the business environment in which we operate are price and level of service.

We believe that our growth is attributable to our ability to provide small and mid-sized companies with the resources and knowledge base of a large employer delivered through a local operations team. Our level of integration with each client business provides us an additional competitive advantage.

Sales and Marketing

We believe our clients are our best advocates and powerful drivers of our brand awareness. We support our clients and foster advocacy through branch-based business teams. As such, sales and marketing efforts are led by area managers who lead teams responsible for client delivery and retention. Each integrated team is comprised of a client-facing Business Partner, HR Consultant, Risk Management Consultant, a Payroll Specialist and in some instances, a Recruiting Specialist. By developing business teams in our existing branches, we expect to see incremental growth in the markets where we currently do business, driven by our reputation and client referrals. BBSI’s business development is the primary function of our area managers, and is focused on branch-level development of local business relationships. In some markets, our sales efforts are further supported by Business Development Managers.

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

•

Enhance management information systems. We continue to invest in developing our information technology infrastructure, particularly in systems that allow increased engagement between our clients and their supporting business teams. We believe that this approach gives us a competitive advantage by allowing us to provide a high level of interaction with our small and medium-sized business clients on a cost-effective basis. Furthermore, we believe that our current technology platform is capable of supporting our planned development of new business units for the foreseeable future.

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

Self Insurance for Workers’ Compensation.  In August 1987, we became a self-insured employer for workers’ compensation coverage in Oregon. We subsequently obtained self-insured employer status for workers’ compensation in California, Delaware, Maryland and Colorado, as well as in Washington for our staffing and management employees. Regulations governing self-insured employers in each jurisdiction typically require the employer to maintain surety bonds, surety deposits of government securities, letters of credit or other financial instruments to cover workers’ claims in the event the employer is unable to pay for such claims. Effective January 1, 2015, BBSI no longer maintains a certificate to self-insure in the state of California, and now maintains individual policies for all California-based clients. See “Regulatory and Legislative Issues” below for a discussion of recent developments in California.

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

Changes to Self-Insurance in California.  In September 2012, California Senate Bill 863 (“SB 863”), was signed into law. Under SB 863, the California Director of Self-Insurance was required not to issue certificates of consent to self-insure after January 1, 2013, to any employer engaged in the activities of a professional employer organization, a leasing employer, a temporary services employer or any employer the Director determines to be in the business of providing employees to other employers. Additionally, the Director was required to revoke any previously issued certificate of consent to self-insure in favor of any employer engaged in these types of activities not later than January 1, 2015. To address this issue, in February 2014, BBSI entered into an arrangement typically known as a “fronted” program with ACE. Under this arrangement, the risk of loss up to the first $5.0 million per claim is retained by BBSI through an indemnity agreement, although ACE will be responsible for any claims BBSI is unable to satisfy. In addition, ACE continues to be BBSI’s carrier for costs in excess of $5.0 million per claim. During 2014, we transitioned all California-based clients and their employees to ACE policies prior to December 31, 2014 in compliance with SB 863. During 2015, we expect to incur increased costs associated with the fronted insurance program, as 2015 will represent the first full year of complete coverage.

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

As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are based on management’s estimates, and as other data becomes available, these estimates are revised, which may result in increases or decreases in existing case reserves. Management’s internal accrual process for workers’ compensation expense is based upon the immediate recognition of an expense and the related liability at the time a claim occurs; the value ascribed to the expense and liability is based upon our internal claims management and the TPAs’ estimate of ultimate claim cost coupled with a provision for estimated future development based upon an actuarial review performed by our independent actuary. We believe our total accrued workers’ compensation claims liabilities at December 31, 2014 are adequate. It is possible, however, that our actual future workers’ compensation obligations may exceed the amount of our accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims and, to a much lesser extent, of claims incurred but not reported.

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

Employees and Employee Benefits

At December 31, 2014, we had approximately 93,040 total employees, including approximately 10,280 staffing services employees, approximately 82,400 employees under our client service agreements, 515 managerial, sales and administrative employees, and 4 executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. Substantially all of our managerial, sales and administrative employees have entered into a standard form of employment agreement which, among other provisions, contains covenants not to engage in certain activities in competition with us for 18 months following termination of employment and to maintain the confidentiality of certain proprietary information. We believe our employee relations are good.

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

Regulatory and Legislative Issues

Business Operations.  We are subject to the laws and regulations of the jurisdictions within which we operate, including those governing self-insured employers under the workers’ compensation systems in Oregon, Maryland, Delaware and Colorado, as well as in Washington for staffing and management employees. As a result of legislation in California related to our self-insurance program, we transitioned out of self-insurance in California during 2014 into an insured program with ACE. During the fourth quarter of 2014, the Company received confirmation from the Office of Self Insured Plans that BBSI was in full compliance with all regulatory collateral requirements for California self-insurance. See “Workers’ Compensation-Changes in Self-Insurance in California” above. We are also subject to laws and regulations governing our two wholly owned, fully licensed insurance companies in Arizona. While the specific laws and regulations vary among these jurisdictions, they typically require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk on us, particularly with respect to those clients who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date.

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

We maintain reserves (recorded as accrued liabilities on our balance sheet) to cover our estimated liabilities for our workers’ compensation claims under our insurance arrangement with ACE in California, our self-insured status in Oregon, Delaware, Maryland and Colorado and our captive insurance subsidiary Ecole in Arizona. The determination of these reserves is based upon a number of factors, including current and historical claims activity, claims payment patterns and medical cost trends and developments in existing claims. Accordingly, reserves do not represent an exact calculation of liability. Reserves may be affected by both internal and external events, such as adverse developments on existing claims or changes in medical costs, medical condition of the claimant, claims handling procedures, administrative costs and legal fees, inflation, and legal trends and legislative changes. Reserves are adjusted from time to time to reflect new claims, claim developments, or systemic changes, and such adjustments are reflected in the results of the periods in which the reserves are changed Our revenues include an additional component for both estimated future adverse loss development in excess of initial case reserves on open claims and for incurred but not reported claims based upon actuarial estimates provided by the Company’s independent actuary The estimated accrual does not include an estimated provision for the incidence of unknown catastrophic claims. Moreover, because of the uncertainties that surround estimating workers’ compensation loss reserves, we cannot be certain that our reserves are adequate. If our reserves are insufficient to cover our actual losses, we would have to increase our reserves and incur charges to our earnings that could be material to our results of operations and financial condition. See “Item 1. Business – Workers’ Compensation” above for additional information.

Our retention for workers’ compensation claims is $5.0 million per occurrence under our insurance arrangement with ACE in California as well as in the majority of our self-insured states.

In view of the Company’s favorable historical experience with large catastrophic claims and an opportunity to realize savings from lower excess workers’ compensation insurance premiums, we maintain our retention at $5.0 million per occurrence, except in Colorado and Maryland where our retention is at $2.0 million and $1.0 million per occurrence, respectively. Additionally, Ecole’s retention is at $5.0 million per occurrence for coverage in Arizona. Thus, the Company has financial risk for most workers’ compensation claims under $5.0 million, on a per occurrence basis. This level of per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results and financial condition.

Adverse developments in the market for excess workers’ compensation insurance could lead to increases in our costs.

We are a state-approved self-insured employer for workers’ compensation coverage in Oregon, Delaware, Maryland and Colorado, as well as in Washington for our staffing and management employees. To manage our financial exposure in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance with a per occurrence retention of $5.0 million effective January 1, 2007, except in Colorado and Maryland where our retention is at $2.0 million and $1.0 million per occurrence, respectively. Additionally, Ecole’s retention is at $5.0 million per occurrence for coverage in Arizona. Changes in the market for excess workers’ compensation insurance may lead to limited availability of such coverage, additional increases in our insurance costs or further increases in our self-insured retention, any of which may have a material adverse effect on our financial condition.

Our ability to continue our business operations in California is dependent on maintaining workers’ compensation insurance coverage.

We recently renewed our workers’ compensation insurance arrangement with ACE for our employees in California. The annual renewal extends through February 1, 2016, with the possibility of additional annual renewals. If ACE is unwilling or unable to renew our arrangement in the future, we would need to seek alternative coverage. If replacement coverage were unavailable or available only on significantly less favorable terms, our business and results of operations would be materially adversely affected.

Our business is subject to risks associated with geographic market concentration.

Our California operations accounted for approximately 77% of our total net revenues in 2014. As a result of the current importance of our California operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in California. If California experiences an economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business or limits our competitive advantages, our profitability and growth prospects may be materially and adversely affected.

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

As discussed in more detail in Note 7 to the audited consolidated financial statements included in Item 15 of this Report, we maintain a credit agreement (the “Agreement”) with our principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, which expires October 1, 2017, provides for a revolving credit facility with a borrowing capacity of up to $14.0 million at December 31, 2014, to be used to finance working capital; there was no outstanding balance at that date. The Agreement also provides a term loan in the principal amount of $40.0 million maturing December 31, 2016, which we used to fund our workers’ compensation insurance reserves at December 31, 2014, as well as a standby letter of credit agreement providing for a total of approximately $114.0 million in cash-secured letters of credit and a term loan with a balance of approximately $5.1 million secured by our company office building in Vancouver, Washington.

If our business does not perform as expected, including if we generate less revenue than anticipated from our operations or encounter significant unexpected costs, we may fail to comply with the financial covenants under our credit facilities. If we do not comply with our financial covenants and we do not obtain a waiver or amendment from the Bank, the Bank may elect to cause all amounts owed to become immediately due and payable. In this event, we would seek to establish a replacement credit facility with one or more other lenders, including lenders with which we have an existing relationship, potentially at less desirable terms. There can be no guarantee that replacement financing would be available at commercially reasonable terms, if at all. Any of these risks and uncertainties could have a material adverse effect on our business, financial position, results of operations, and working capital.

If we are unable to maintain our brand image and corporate reputation, our business may suffer.

Our success depends in part on our ability to maintain our reputation for providing excellent service to our customers. Service quality issues, actual or perceived, even when false or unfounded, could tarnish the image of our brand and may cause customers to use other companies. Also, adverse publicity surrounding labor relations, data breaches, securities class actions, and the like, or attempts to connect our Company to these types of issues, could negatively affect our overall reputation. Damage to our reputation could reduce demand for our services and thus have an adverse effect on our business, financial position and results of operations.

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

In conjunction with our workers’ compensation program, we operate two wholly owned insurance subsidiaries, AICE and Ecole. We treat the two subsidiaries as insurance companies for federal income tax purposes, with respect to our consolidated federal income tax return. In the event the Internal Revenue Service (“IRS”) were to determine that the subsidiaries do not qualify as insurance companies, we could be required to make accelerated income tax payments to the IRS that we otherwise would have deferred until future periods.

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

We maintain a minimal internal professional sales force and we rely heavily on referral partners to provide referrals to new business, especially in California, although each area manager is expected to be an effective leader in business development, including marketing efforts and sales closures. In connection with these arrangements, we pay a fee to referral partners for new clients. As a result, we are dependent on firms and individuals that do not have an exclusive relationship with us. If we are unable to maintain these relationships, or if they increase their fees or lose confidence in our services, we could face declines in our business and additional costs and uncertainties as we attempt to hire and train an internal sales force.

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

We are, and in the future may be, subject to legal or administrative actions that could adversely affect our results of operations and our business.

As described in more detail in Item 3 of this Report and in Note 13 to our audited consolidated financial statements included in Item 15 of this Report, three lawsuits purporting to be class actions brought on behalf of all of BBSI’s stockholders have been filed in the United States District Court for the Western District of Washington against BBSI and BBSI’s Chief Executive Officer and Chief Financial Officer. The actions allege violations of the federal securities laws based on claims arising from the decline in the market price for our common stock following announcement of a charge for increased workers compensation reserves expense in the 2014 third quarter. In addition, in February 2015, we received a letter from counsel from a stockholder threatening to commence a shareholder derivative action on behalf of the Company based on the same facts as the three lawsuits already filed, as well as that certain officers and directors sold shares of BBSI common stock while in possession of material non-public information.

The results of legal proceedings against us, including those described above, if decided adversely to us or to our directors or officers, could result in significant monetary damages or penalties or reputational harm, and could involve significant defense or other costs. We have entered into indemnification agreements with each of our directors and our corporate charter requires us to indemnify each of our officers and directors against all liabilities, losses, judgments, penalties, fines, settlements and reasonable expenses arising out of their actions in such capacities to the fullest extent permitted by Maryland law. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage may not cover all claims that have been or may be brought against us, or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations, which could adversely affect our business, prospects, results of operations and financial condition.

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

We operate through all 54 of our branch offices. The following table shows the number of locations in each state in which we operate. We also lease office space in other locations in our market areas which we use to recruit and place employees.

Offices	Number of Branch Locations
California	20
Oregon	11
Utah	5
Washington	5
Idaho	3
Arizona	2
Colorado	2
Maryland	2
North Carolina	2
Delaware	1
Nevada	1

We lease office space for our branch offices. At December 31, 2014, our leases had expiration dates ranging from less than one year to six years, with total minimum payments through 2020 of approximately $10.7 million. Our corporate headquarters office in Vancouver, Washington occupies approximately 40 percent of the 63,500 square foot building we own.

Item 3.	LEGAL PROCEEDINGS

On November 6, 2014, plaintiffs in Michael Arciaga, et al. v. Barrett Business Services, Inc., et al., filed an action in the United States District Court for the Western District of Washington against BBSI and Michael L. Elich and James D. Miller, BBSI’s Chief Executive Officer and Chief Financial Officer, respectively. The action purports to be a class action brought on behalf of all of BBSI’s stockholders alleging violations of the federal securities laws. The claims arise from the decline in the market price for BBSI common stock following announcement of a charge for increased workers compensation reserves expense. The lawsuit seeks compensatory damages (in an amount to be determined at trial), plus interest, and costs and expenses (including attorney fees and expert fees).

On November 13, 2014, a second purported shareholder class action was filed in the United States District Court for the Western District of Washington, entitled Christopher P. Carnes, et al. v. Barrett Business Services, Inc., et al. The Carnes complaint names the same defendants as the Arciaga case and asserts similar claims for relief.

Similarly, on November 17, 2014, a third purported shareholder class action was filed in the United States District Court for the Western District of Washington, entitled Shiva Stein, et al. v. Barrett Business Services, Inc., et al. The Stein complaint names the same defendants as the Arciaga and Carnes cases and asserts similar claims for relief.

On February 25, 2015, the court ordered consolidation of the three cases, and any new or other cases involving the same subject matter, into a single action for pretrial purposes. The court also appointed the Painters & Allied Trades District Council No. 35 Pension and Annuity Funds as the lead plaintiff. Discovery has not been undertaken as it is automatically stayed under the federal Private Securities Litigation Reform Act.

On February 27, 2015, BBSI received a letter from counsel for an alleged stockholder accusing each of the Company’s directors and officers with having breached his fiduciary duties of loyalty and good faith based on the same facts as those alleged in the three lawsuits described above, as well as that certain officers and directors sold shares of BBSI common stock while in possession of material non-public information. The letter asserts that the Company has sustained and continues to sustain damages, including the costs and expenses incurred in connection with the Company’s reserve strengthening process, reserve study and consultants, the cost of stock repurchases in October 2014, compensation paid to the Company’s officers, and costs of negotiating the Company’s credit facility with its principal lender. The letter demands that BBSI’s Board of Directors take action against each of the Company’s officers and directors to recover these damages and the proceeds of sales of stock by the officers and directors during 2013 and 2014. The letter states that if the Board does not take these actions within a reasonable period, the stockholder will commence a shareholder derivative action on behalf of the Company

We intend to vigorously defend against the foregoing actions. We have not recorded any liabilities with respect to the claims in our audited consolidated financial statements included in Item 15 of this report. We believe that the claims are covered under our directors’ and officers’ liability insurance, and we have notified our insurance carriers of the claims. The insurers have responded by requesting additional information and by reserving their rights under the policies, including the right to deny coverage under various policy exclusions. Subject to their reservation of rights and the satisfaction of applicable deductibles, we expect to be reimbursed for substantially all legal fees relating to our defense of the claims.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table identifies, as of March 16, 2015, each executive officer of the Company. Executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Principal Positions and Business Experience	Officer Since
Michael L. Elich	49	President and Chief Executive Officer	2005

James D. Miller	51	Vice President-Finance, Treasurer and Secretary; Chief Financial Officer; Principal Accounting Officer	1994

Gregory R. Vaughn	59	Vice President and Assistant Secretary; Chief Operating Officer – Corporate Operations	1998

Gerald R. Blotz	45	Vice President, Chief Operating Officer – Field Operations	2014

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

Gregory R. Vaughn joined the Company in July 1997 as Operations Manager. Mr. Vaughn was appointed Vice President in January 1998 and Chief Administrative Officer in February 2012. He was promoted to Chief Operating Officer-Corporate Operations in May 2014. Prior to joining Barrett, Mr. Vaughn was Chief Executive Officer of Insource America, Inc., a privately-held human resource management company headquartered in Portland, Oregon, for approximately one year. Mr. Vaughn has also held senior management positions with Sundial Time Systems, Inc., and Continental Information Systems, Inc. Previously, Mr. Vaughn was employed as a technology consultant by Price Waterhouse LLP, now known as PricewaterhouseCoopers LLP.

Gerald R. Blotz joined the Company in May 2002 as Area Manager of the San Jose branch office. Mr. Blotz was promoted to Vice President, Chief Operating Officer-Field Operations in May 2014. Prior to joining BBSI, Gerald was President and Chief Operating Officer of Protrades Connection, where he was instrumental in building Protrades to 44 offices in four states.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the “Common Stock”) trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol “BBSI.” At March 2, 2015, there were 23 stockholders of record and approximately 1,550 beneficial owners of the Common Stock.

The following table presents the high and low sales prices of the Common Stock and cash dividends paid for each quarterly period during the last two fiscal years, as reported by The Nasdaq Stock Market. The Company’s debt covenants permit continuation of quarterly cash dividends up to $.0.22 per share so long as there is no default by the Company and payment would not cause a default. Any future determination as to the payment of dividends will be made at the discretion of the Board and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board deems relevant.

	High	Low	Cash Dividends Declared
2013
First Quarter	$53.27	$38.15	$0.13
Second Quarter	62.82	48.50	0.13
Third Quarter	73.49	48.08	0.13
Fourth Quarter	98.00	66.33	0.18
2014
First Quarter	$102.20	$57.82	$0.18
Second Quarter	63.19	41.96	0.18
Third Quarter	63.45	39.47	0.18
Fourth Quarter	45.38	18.25	0.22

The Company maintains a Board approved stock repurchase program which currently authorizes shares to be repurchased up to 3.0 million shares of the Company’s stock from time to time in open market purchases. The following table summarizes information related to stock repurchases during the quarter ended December 31, 2014.

Month	Shares Repurchased	Average Price Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
October	50,799	$39.88	1,878,987	1,121,013
November	0	0	0	1,121,013
December	0	0	0	1,121,013

Total	50,799		1,878,987

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2009, until December 31, 2014, for our Common Stock, The

Nasdaq Composite Index, and a group of the Company’s current peers in the staffing industry (the “2014 Peer Group”). The 2014 Peer Group is comprised of five companies included in the peer group used to prepare the performance graph included in the Company’s Form 10-K for the year ended December 31, 2014.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2009, in our Common Stock, The Nasdaq Composite Index, and the 2014 Peer Group, and that dividends are reinvested. In accordance with the SEC’s disclosure rules, the stockholder return for each company in the 2014 Peer Group indices has been weighted on the basis of market capitalization as of the beginning of each annual period shown. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/09	12/10	12/11	12/12	12/13	12/14
Barrett Business Services, Inc.	100.00	129.67	170.59	332.24	816.52	245.96
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
Peer Group	100.00	119.85	91.26	108.65	171.56	181.13

Members of Peer Group
CDI Corp
Insperity Inc
Kelly Services Inc
Manpowergroup Inc
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

	Year Ended December 31,
	2014	2013	2012	2011	2010
(In thousands, except per share data)
Statement of operations:
Revenues:
Professional employer service fees	$470,351	$388,963	$276,004	$190,113	$147,385
Staffing services	165,833	143,881	126,648	124,761	125,738

Total	636,184	532,844	402,652	314,874	273,123

Cost of revenues:
Direct payroll costs	126,399	108,800	95,128	94,568	95,439
Payroll taxes and benefits	266,844	228,903	169,724	123,017	96,660
Workers’ compensation	212,524	108,617	71,086	53,837	36,284

Total	605,767	446,320	335,938	271,422	228,383

Gross margin	30,417	86,524	66,714	43,452	44,740
Selling, general and administrative expenses	73,821	60,061	46,450	38,174	35,429
Depreciation and amortization	2,506	2,037	1,477	1,344	1,395

(Loss) income from operations	(45,910)	24,426	18,787	3,934	7,916

Other income (expense):
Life insurance proceeds	0	0	0	10,000	0
Investment income, net	594	723	776	1,199	874
Interest expense	(173)	(238)	(76)	(25)	(25)
Other, net	152	(9)	(28)	47	1,162

Total	573	476	672	11,221	2,011

(Loss) income before income taxes	(45,337)	24,902	19,459	15,155	9,927
(Benefit from) provision for income taxes	(18,253)	7,010	6,328	837	2,574

Net (loss) income	(27,084)	17,892	13,131	14,318	7,353

Basic (loss) earnings per share	(3.78)	2.52	1.70	1.42	0.71

Weighted average number of basic shares outstanding	7,160	7,105	7,723	10,083	10,333

Diluted (loss) earnings per share	(3.78)	2.42	1.67	1.41	0.71

Weighted average number of diluted shares outstanding	7,160	7,397	7,863	10,150	10,372

Cash dividends per common share	0.76	0.57	0.46	0.38	0.33
Selected balance sheet data:
Cash and marketable securities	62,431	119,253	72,394	81,844	61,356
Working capital (deficit) surplus	(39,341)	64,421	28,142	49,639	44,563
Total assets	448,528	313,322	228,861	223,097	187,884
Long-term workers’ compensation liabilities	161,933	76,603	45,266	30,596	21,847
Long-term debt, net of current portion	19,833	5,053	5,273	0	0
Stockholders’ equity	38,658	72,553	53,896	101,655	95,365

Management reached the conclusion in October 2014 that, based on actuarial methods, the estimate of workers’ compensation liability should reflect a significant increase for the potential development of prior period claims. The Company recorded total workers’ compensation claims expense of $101.2 million during the third quarter of 2014, including a $61.3 million change in estimate relating to prior period claims. For a detailed discussion, see Note 6 to the audited consolidated financial statements included in Item 15 of this Report.

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

Our business is concentrated in California and we expect to continue to derive a majority of our revenues from this market in the future. Revenues generated in our California offices accounted for 77% of our total net revenues in 2014, 74% in 2013 and 69% in 2012. Consequently, any weakness in economic conditions or changes in the regulatory environments in California could have a material adverse effect on our financial results.

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

The largest portion of workers’ compensation expense is the cost of workplace injury claims. When an injury occurs and is reported to us, our respective independent TPA or our internal claims management personnel analyze the details of the injury and develop a case reserve, which becomes the estimate of the cost of the claim based on similar injuries and their professional judgment. We then record or accrue an expense and a corresponding liability based upon our estimate of the ultimate claim cost. As cash payments are made by our TPA against specific case reserves, the accrued liability is reduced by the corresponding payment amount. The TPA and our in-house claims administrators also review existing injury claims on an on-going basis and adjust the case reserves as new or additional information for each claim becomes available. Our reserve includes a provision both for future anticipated increases in costs (“adverse loss development”) of the claims reserves for open claims and for claims incurred but not reported related to prior and current periods (together IBNR). This provision for IBNR is based upon an actuarial estimate provided by our independent actuary. We believe our operational policies and internal claims reporting system help to limit the occurrence of unreported incurred claims.

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

Depreciation and amortization represents depreciation of property and equipment and amortization of intangible assets consisting of the amortization of software costs, covenants not to compete, and if material, customer related intangibles. Property and equipment are depreciated using the straight-line method over their estimated useful lives, which generally range from two to thirty-nine years. Intangible assets are amortized using the straight-line method over their estimated useful lives, which range from two to ten years.

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

Self-Insured Workers’ Compensation Reserves. We are self-insured for workers’ compensation coverage in a majority of our employee work sites in Oregon, Maryland, Delaware and Colorado and for staffing services and management employees only in Washington. We were self-insured in California through December 31, 2014 and now maintain individual policies for all California-based clients. Additionally, effective March 1, 2010, our employees working in Arizona were eligible for coverage through Ecole. The estimated liability for unsettled workers’ compensation claims represents our best estimate, which includes an evaluation of information provided by our internal claims adjusters and our third-party claims administrators, coupled with management’s use of an independent actuary. These elements serve as the basis for our overall estimate for workers’ compensation claims liabilities, which include more specifically the following components: case reserve estimates for reported losses, plus additional amounts for estimated future development of reported claims and incurred but not reported claims (together IBNR). Our estimates also include amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

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

Our workers’ compensation claims liabilities do not represent an exact calculation of liability, but instead represent management’s best estimate, generally utilizing actuarial expertise and projection techniques, at a given accounting date. The process of estimating unpaid claims and claim adjustment expense involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling and reserve estimation procedures, changes in individuals involved in the reserve estimation process, inflation, legal trends, and legislative changes.

We use informed judgment throughout the process, derived from individual experiences and expertise applied to multiple sets of data and analysis. We consider all significant facts and circumstances known at the time loss reserves are established and as new facts and circumstances become known. Due to the inherent uncertainty underlying loss reserve estimates,including, but not limited to, the future settlement environment, final resolution of our estimated liability for our workers’ compensation claims will likely be higher or lower than the related loss reserves at the reporting date. Therefore, actual paid losses, as specific claims are settled in the future, may be materially different in amount from our current loss reserves.

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

Allowance for Doubtful Accounts.  We are required to make estimates of the collectability of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill.  We assess the recoverability of goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management’s current assessment of the carrying value of goodwill indicates there was no impairment as of December 31, 2014. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets whenever events or circumstances occur indicating that goodwill might be impaired.

Investments in Marketable Securities.  We consider available evidence in evaluating potential impairment of our investments, including the duration and extent to which fair value is less than cost and our ability and intent to hold the investment. Investments in securities classified as trading are reported at fair value, with unrealized gains or losses reported in other income in our consolidated statements of operations. Investments in securities classified as available-for-sale are reported at fair value, with unrealized gains or losses reported net of tax in accumulated other comprehensive (loss) income in stockholders’ equity. In the event a loss on our available-for-sale investments is determined to be other-than-temporary, the loss will be recognized in our statement of operations. Investments in securities classified as held-to-maturity are reported at amortized cost.

Income Taxes.  Our income taxes are accounted for using an asset and liability approach. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The impact of uncertain tax positions would be recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions would withstand challenge, if any, from taxing authorities. At December 31, 2014, we had deferred income tax assets of $23.0 million and deferred tax liabilities of $15.4 million for net deferred income tax assets of $7.6 million. We assess the realization of the deferred income tax assets as significant changes in circumstances may require adjustments during future periods. The amount of the deferred income tax assets actually realized could vary, if there are differences in the timing or amount of future reversals of existing deferred income tax assets or changes in the actual amounts of future taxable income as compared to operating forecasts. If our operating forecast is determined to no longer be reliable due to uncertain market conditions, our long-term forecast may require reassessment. As a result, in the future, a valuation allowance may be required to be established for all or a portion of the deferred income tax assets. Such a valuation allowance could have a significant effect on our future results of operations and financial position.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on the Company’s results of operations and financial condition, refer to Note 1 in the Notes to the Consolidated Financial Statements beginning at page [F-8] of this Annual Report on Form 10-K.

Forward-Looking Information

Statements in this Item or in Items 1 and 1A of this Report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the potential for and effect of acquisitions, the effect of changes in the Company’s mix of services on gross margin, continued retention of customers following price increases, the adequacy of the Company’s workers’ compensation reserves and the effect of changes in estimate of its claims liabilities on its workers’ compensation liability, the effect of changes in its reserving practices and claims management process on its actuarial estimates and workers’ compensation reserves, the ability of the Company to generate sufficient taxable income in the future to utilize its deferred tax assets, the effect of changes in the interest rate environment on the value of the Company’s investment securities and long-term debt, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned fully licensed insurance subsidiaries and becoming self-insured for certain business risks, the operation and cost of the Company’s fronted insurance program with ACE in California, the financial viability of the Company’s excess insurance carriers, the effectiveness of the Company’s management information systems, payment of future dividends and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include the Company’s ability to retain current customers and attract new clients, economic trends in the Company’s service areas, the potential for material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, difficulties associated with integrating acquired businesses and clients into the Company’s operations, collectability of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the effect of conditions in the global capital markets on the Company’s investment portfolio and the availability of capital, borrowing capacity on the Company’s revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage or its fronted insurance program, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, included in Item 15 of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company’s Consolidated Financial Statements included in Item 15 of this report.

	Percentage of Total Net Revenues
	Year Ended December 31,
	2014	2013	2012
Revenues:
Professional employer service fees	73.9%	73.0%	68.5%
Staffing services	26.1	27.0	31.5

Total	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	19.9	20.4	23.6
Payroll taxes and benefits	41.9	43.0	42.1
Workers’ compensation	33.4	20.4	17.7

Total	95.2	83.8	83.4

Gross margin	4.8	16.2	16.6
Selling, general and administrative expenses	11.6	11.2	11.5
Depreciation and amortization	0.4	0.4	0.4

(Loss) income from operations	(7.2)	4.6	4.7
Other income	0.1	0.1	0.1

(Loss) income before income taxes	(7.1)	4.7	4.8
(Benefit from) provision for income taxes	(2.8)	1.3	1.6

Net (loss) income	(4.3)%	3.4%	3.2%

We report PEO revenues on a net basis because we are not the primary obligor for the services provided by our co-employed clients to their customers pursuant to our client service agreements. We present for comparison purposes the gross revenues and cost of revenues information for the years ended December 31, 2014 and 2013 set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

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

(in thousands)	Year Ended December 31,

	2014	2013
Revenues:
Professional employer services	$3,191,229	$2,665,714
Staffing services	165,833	143,881

Total revenues	3,357,062	2,809,595

Cost of revenues:
Direct payroll costs	2,827,732	2,369,282
Payroll taxes and benefits	266,844	228,903
Workers’ compensation	232,069	124,886

Total cost of revenues	3,326,645	2,723,071

Gross margin	$30,417	$86,524

A reconciliation of non-GAAP gross revenues to net revenues is as follows for the years ended December 31, 2014 and 2013 (in thousands):

	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2014	2013	2014	2013	2014	2013
Revenues:
Professional employer services	$3,191,229	$2,665,714	$(2,720,878)	$(2,276,751)	$470,351	$388,963
Staffing services	165,833	143,881	0	0	165,833	143,881

Total revenues	$3,357,062	$2,809,595	$(2,720,878)	$(2,276,751)	$636,184	$532,844

Cost of revenues:	$3,326,645	$2,723,071	$(2,720,878)	$(2,276,751)	$605,767	$446,320

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our PEO client companies.

Years Ended December 31, 2014 and 2013

Net loss for 2014 amounted to $27.1 million as compared to net income of $17.9 million for 2013. Net loss in 2014 was primarily driven by the Company’s recording of an incremental $61.3 million to its self-insured workers’ compensation reserve as a result of a change in estimate relating to prior period claims during the third quarter of 2014. Diluted loss per share for 2014 was $3.78 compared to a diluted income per share of $2.42 for 2013.

Revenues for 2014 totaled $636.2 million, an increase of approximately $103.3 million or 19.4%, which reflects an increase in both the Company’s professional employer service fee revenue and staffing services revenue. Professional employer service fee revenue increased approximately $81.4 million or 20.9% over 2013, primarily from continued strength in our referral channels as business from new customers during 2014 nearly doubled our lost business from former customers. Professional employer service revenue from continuing customers grew 8.9% on a year-over-year basis, primarily resulting from increases in employee headcount and hours worked. Staffing services revenue increased approximately $22.0 million or 15.3% over 2013 due to growth in new customers as well as the addition of new business, partially offset by lost business from former customers. Approximately 77% and 74%, respectively, of our total net revenues during 2014 and 2013 was attributable to our California operations.

During 2014, the Company served approximately 3,665 co-employment clients, which compares to approximately 3,200 co-employment clients during 2013. During 2014, the Company served approximately 1,825 staffing services customers, which compares to 1,870 during 2013.

Gross margin for 2014 totaled approximately $30.4 million, which represented a decrease of $56.1 million or 64.8% from 2013, primarily due to an increase in workers’ compensation expense as a percentage of revenues, partially offset by an increase in revenues of 19.4% and a decline in payroll taxes and benefits and direct payroll costs as a percentage of revenues. The gross margin percent decreased from 16.2% of revenues for 2013 to 4.8% for 2014.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $108.6 million or 20.4% in 2013 to $212.5 million or 33.4% in 2014. The percentage rate increase was primarily due to the Company’s recording of an incremental $61.3 million to its self-insured workers’ compensation reserve as a result of a change in estimate relating to prior period claims at September 30, 2014.

The Company has provided a total of $216.0 million and $112.4 million at December 31, 2014 and 2013, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary at December 31, 2014 and 2013. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

We have undertaken a number of steps during the past two years to improve our workers’ compensation claims administration practices. These steps include hiring additional claim administrators in response to our business growth, and working to close litigated claims more quickly.

Beginning in late 2013, as part of our efforts to improve our claims handling practices, the Company initiated a specific case reserve study on its open workers’ compensation claims with injury dates in 2012 and earlier. The specific case reserve study resulted in moving dollars from the general IBNR reserve for unreported claims and future loss development of known claims into specific case reserves for individual claims. This process was intended to provide management with a more accurate estimate of the ultimate total cost of each claim at a detailed level. Management believes that this change in process provides better information to our claims management personnel to evaluate and close historical and future claims at lower ultimate total costs than our historical practices.

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

While management believes that the changes in the claims handling process are having the intended result of lowering the ultimate total cost per claim, we became aware, during the second quarter of 2014, that these combined initiatives were causing a disruption of the historical incurred and paid trends within our claims data from an actuarial perspective.

In May 2014, the Company engaged an actuarial consultant to assist management in studying selected historical claims experience and the impact of the change in its claims handling process. During the third quarter of 2014, the Company engaged a new actuary to assist management in determining its best estimate of the Company’s workers’ compensation liability. Based on the work of the new actuary and a thorough review of the Company’s claims handling practices and the results of the work performed by the actuarial consultant engaged during the second quarter of 2014, management reached the conclusion in October 2014 that, based on actuarial methods, the estimate of workers’ compensation liability should reflect a significant increase for the potential development of prior period claims. We believe this change in estimate resulted primarily from the structural changes to the available claims data described above and generated a total workers’ compensation claims expense accrual of $101.2 million for the third quarter of 2014, including a $61.3 million change in estimate relating to prior period claims. Management’s primary considerations in arriving at its estimate of workers’ compensation liability include the significant increase in the Company’s business in recent years, the potential for unexpected future adverse development of open claims, and the increasing complexity and uncertainty surrounding healthcare costs.

In September 2012, California Senate Bill 863 (“SB 863”) was signed into law. Under SB 863, the California Director of Self-Insurance was ordered not to issue certificates of consent to self-insure after January 1, 2013 to any employer engaged in the activities of a professional employer organization, a leasing employer, a temporary services employer or any employer the Director determines to be in the business of providing employees to other employers. Additionally, the Director was required to revoke any previously issued certificate of consent to self-insure in favor of any employer engaged in these types of activities not later than January 1, 2015. To address this issue, BBSI entered into an arrangement typically known as a “fronted” program with ACE Group. Under this arrangement, the risk of loss up to the first $5.0 million per claim is retained by BBSI through an indemnity agreement, although ACE is responsible for any claims BBSI is unable to satisfy. In addition, ACE continues to be BBSI’s carrier for costs in excess of $5.0 million per claim. All of BBSI’s California clients were transitioned to ACE policies prior to the December 31, 2014 deadline. We expect to offset the increased costs of the fronted program and the increase in the loss accrual rate described above through price increases to selected customers.

The decrease in payroll taxes and benefits, as a percentage of revenues, from 43.0% for 2013 to 41.9% for 2014, was primarily due to optimizing the use of prior wages applied against the state unemployment taxable wage basis as new PEO customers are brought on board and to a slight rise in the overall average wage rates which allowed the tax ceilings to be reached sooner in 2014 as compared to 2013. The decrease in direct payroll costs, as a percentage of revenues, from 20.4% for 2013 to 19.9% for 2014 was primarily due to the increase in our mix of PEO services in the Company’s customer base compared to 2013 and the effect of each customer’s unique mark-up percent. We expect gross margin as a percentage of total revenues to continue to be influenced by fluctuations in the mix between staffing and PEO services, as well as changes to our estimates for workers’ compensation claims liabilities, as necessary.

Selling, general and administrative (“SG&A”) expenses consist of compensation and other expenses relating to the operation of our headquarters and our branch offices and the marketing of our services. SG&A expenses for 2014 amounted to approximately $73.8 million, an increase of $13.8 million or 22.9% over 2013. The increase was primarily attributable to an increase in management payroll, information technology (“IT”) expenses, and other variable expense components within SG&A to support our business growth. The increased IT expenses relate to projects designed to enhance access and delivery of information to the field as well as to improve efficiencies over time. SG&A expenses, as a percentage of revenues, increased from 11.2% in 2013 to 11.6% in 2014.

Other income for 2014 was $573,000 compared to other income of $476,000 for 2013. Other income for 2014 was primarily attributable to investment income earned on the Company’s cash and marketable securities.

Our effective income tax rate for 2014 was (40.3)% reflecting our loss from operations, as compared to 28.2% for 2013. Our income tax rate typically differs from the federal statutory tax rate of 35% primarily due to federal employment tax credits and state tax expense, net of federal benefit. See Note 10 in the Notes to the Consolidated Financial Statements on page F-26 of this Annual Report on Form 10-K regarding income taxes; for additional information.

The Company has established a valuation allowance for certain deferred tax assets due to uncertainties regarding the Company’s ability to generate future taxable investment gains in order to utilize certain investment impairment losses and investment loss carry forwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31 2014, we maintained a valuation allowance for approximately $1.1 million of federal and state tax benefits that are not expected to be utilized.

Under ASC 740, “Income Taxes, management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. Despite the increase to the workers’ compensation reserve in the third quarter of 2014, the Company was in a cumulative income position for the 12 quarters ended December 31, 2014.

Management’s review of positive evidence included the existence of federal and California taxable income in eligible carryback years, reversal of temporary items and projection of future taxable income. The projection of future taxable income was a significant factor in management’s determination that no additional valuation allowance was required at December 31, 2014. Management’s projections of taxable income are based on the existence of signed annual contracts with the Company’s PEO customer base, objective evidence that the Company’s customers are retained at a rate in excess of 90% over long periods, and objective evidence that recent price increases are being accepted by the Company’s customer base.

Management has continued to improve the Company’s procedures in many areas of its self-insured workers’ compensation program over the past two years; see Note 6 to the audited consolidated financial statements included in Item 15 of this Report. The results of these efforts have improved management’s ability to project workers’ compensation expense. Management will monitor the need for an additional valuation allowance at each quarter in the future and, if the negative evidence outweighs the positive evidence, an allowance will be recorded.

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

Revenues for 2013 totaled $532.8 million, an increase of approximately $130.2 million or 32.3%, which reflects an increase in both the Company’s PEO service fee revenue and staffing services revenue. PEO service fee revenue increased approximately $113.0 million or 40.9% over 2012 primarily due to growth in new customers as co-employment based business from new customers during 2013 tripled our lost PEO business from former customers. PEO service revenue from continuing customers grew 10.2% on a year-over-year basis, primarily resulting from increases in employee headcount and hours worked. Staffing services revenue increased approximately $17.2 million or 13.6% over 2012 due to growth in new customers, as well as an increase in revenue from existing customers. Approximately 74% and 69%, respectively, of our total net revenues during 2013 and 2012 was attributable to our California operations.

During 2013, the Company served approximately 3,200 co-employment clients, which compares to approximately 2,910 co-employment clients during 2012. During 2013, the Company served approximately 1,870 staffing service customers, which compares to 1,850 during 2012.

Gross margin for 2013 totaled approximately $86.5 million, which represented an increase of $19.8 million or 29.7% over 2012, primarily due to the 32.3% increase in revenues and a decline in direct payroll costs as a percentage of revenues, partially offset by higher payroll taxes and benefits and workers’ compensation expense as a percentage of revenues. The gross margin percent decreased from 16.6% of revenues for 2012 to 16.2% for 2013. The increase in payroll taxes and benefits, as a percentage of revenues, from 42.1% for 2012 to 43.0% for 2013, was principally due to a relative shift in business mix to PEO services, with payroll taxes and benefits presented at gross cost, while the related direct payroll costs are netted against PEO services revenue, and to higher effective state unemployment tax rates in various states in which the Company operated in 2013 as compared to 2012. Workers’ compensation expense for 2013 totaled $108.6 million, which compares to $71.1 million for 2012. Workers’ compensation expense, as a percent of revenues, increased from 17.7% in 2012 to 20.4% in 2013. The increase in the percentage rate was primarily driven by an increase in the provision for claim costs related to current year claims and increases in the estimated costs to close prior year claims and higher insurance broker commissions resulting from increased workers’ compensation insurance rates. The decrease in direct payroll costs, as a percentage of revenues, from 23.6% for 2012 to 20.4% for 2013 was primarily due to the increase in our mix of PEO services in the Company’s customer base compared to 2012 and the effect of each customer’s unique mark-up percent.

SG&A expenses for 2013 amounted to approximately $60.1 million, an increase of $13.6 million or 29.3% over 2012. The increase was primarily attributable to an increase in management payroll and other variable expense components within SG&A to support our business growth and to higher incentive pay based on increased branch performance. SG&A expenses, as a percentage of revenues, decreased from 11.5% in 2012 to 11.2% in 2013.

Other income for 2013 was $476,000 compared to other income of $672,000 for 2012. Other income for 2013 was primarily attributable to investment income earned on the Company’s cash and marketable securities.

Our effective income tax rate for 2013 was 28.2%, as compared to 32.5% for 2012. Our income tax rate typically differs from the statutory tax rate of 39.0% primarily due to federal and state employment tax credits.

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

Liquidity and Capital Resources

The Company’s cash position of $11.5 million at December 31, 2014 decreased $82.0 million compared to December 31, 2013, which compares to an increase of $47.8 million for the year ended December 31, 2013. The decrease in cash at December 31, 2014, as compared to December 31, 2013, was primarily due to a net loss of $27.1 million, purchases of restricted certificates of deposits of $101.5 million, net purchases of $51.1 million of restricted marketable securities, net purchases of $25.2 million of marketable securities, increases in trade accounts receivable, income taxes receivable and deferred income taxes of $38.0 million, and dividends paid of $5.4 million, partially offset by increases in workers’ compensation claims liabilities of $103.5 million, accrued payroll, payroll taxes and related benefits of $27.6 million, and proceeds of $40.0 million from the issuance of long-term debt.

Net cash provided by operating activities for 2014 amounted to $69.6 million, as compared to net cash provided by operating activities of $70.2 million for 2013. For 2014, cash flow was primarily provided by an increase in workers’ compensation claims liabilities of $103.5 million and accrued payroll, payroll taxes and related benefits of $27.6 million, partially offset by a net loss of $27.1 million, and increases in trade accounts receivable of $17.0 million, income taxes receivable of $11.4 million and deferred income taxes of $9.5 million.

Net cash used in investing activities totaled $182.5 million for 2014, compared to net cash used in investing activities of $17.4 million for 2013. For 2014, cash used in investing activities was primarily used for purchases of restricted certificates of deposits of $101.5 million, purchases of restricted marketable securities of $61.6 million, purchases of marketable securities of $38.4 million, and purchases of property and equipment of $4.6 million, partially offset by proceeds from sales and maturities of marketable securities of $13.2 million and proceeds from maturities of restricted marketable securities of $10.5 million. The Company presently has no material long-term capital commitments.

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

To monitor our overall investment risk and to assess the fair values of assets within our investment portfolio, we review our investment portfolio on a quarterly basis for significant unrealized gains or losses. We define significant to be in excess of 5% of cost basis. When we identify significant unrealized gains or losses, we inquire as to the reasons with our investment advisors.

Net cash provided by financing activities for 2014 was $30.9 million compared to net cash used in financing activities of $5.0 million for 2013. For 2014 the primary sources of cash provided by financing activities was $40.0 million from the issuance of long-term debt, partially offset by the payment of regular quarterly cash dividends totaling $5.4 million to holders of the Company’s common stock and the repurchase of common stock for $3.7 million.

The Company’s business strategy continues to focus on growth through the expansion of operations at existing branch offices, together with the possibility of selective acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated.

As disclosed in Note 7 to the Consolidated Financial Statements in this Report, effective December 29, 2014, the Company entered into a new credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement, provides for a $40.0 million term loan maturing December 31, 2016, as well as a $14.0 million revolving credit line, with a $5.0 million sublimit for unsecured standby letters of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2014. The Agreement also provides for an increase to a total of $114.3 million in cash-secured letters of credit to satisfy collateral requirements associated with various surety deposit requirements for workers’ compensation purposes in the state of California. In conjunction with the letter of credit, the Company posted $114.3 million of certificates of deposit with Wells Fargo as collateral and is included in long-term assets on the consolidated balance sheet. The Agreement includes a non-refundable commitment fee of $400,000, which is reported within prepaid expenses and other on the Company’s consolidated balance sheet. The fee will be amortized to interest expense ratably over the term of the loan.

The $40.0 million term loan with the Bank requires payments of $3.0 million on June 30, 2015, $7.0 million on September 30, 2015, $15.0 million on December 31, 2015, $5.0 million on June 30, 2016 and $5.0 million on September 30, 2016. The term loan bears interest at the one month LIBOR plus 4.0%.

Advances under the revolving credit facility bear interest, as selected by the Company of either (a) a daily floating rate of one month LIBOR plus 2% or (b) a fixed rate of of LIBOR plus 2.0%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit facility, and a fee of 1.75% of the face amount of each letter of credit.

The states of California, Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments, totaling $198.5 million at December 31, 2014 to cover potential workers compensation claims losses related to the Company’s status as a self-insured employer. In partial satisfaction of these requirements, at December 31, 2014, we have provided surety bonds and standby letters of credit totaling $194.9 million. The State of California requires the Company to maintain a surety deposit of $190.6 million (which is included in the total $194.9 million of surety bonds and standby letters of credit), which the Company satisfied through the posting of third party issued surety bonds, backed by a total of $114.3 million in letters of credit. In conjunction with these letters of credit, the Company posted $114.3 million of certificates of deposit with Wells Fargo as collateral.

Management expects future amounts of the certificates of deposit and the letters of credit to decrease as a result of a declining self-insured liability as the Company’s ability to self-insure in California ended December 31, 2014. Consequently, management expects the Company’s working capital position to improve in future quarters as the related collateral requirements ease.

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles, inventory and equipment.

The Agreement requires the satisfaction of certain financial covenants as follows:

•	minimum Fixed Charge Coverage ratio of no less than 1.5:1.0, measured quarterly on a rolling four-quarter basis; and

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly;

The Agreement includes certain additional covenants as follows:

•	capital expenditures may not exceed a total of $5.0 million in 2015 and of $4.0 million in 2016 without the Bank’s prior approval;

•

prohibition on incurring additional indebtedness without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing and the aggregate of all purchase money indebtedness does not exceed $400,000 at any time;

•	prohibition on repurchases of the Company’s common stock;

•	continuation of quarterly cash dividends up to $0.22 per share so long as there is no default by the Company and payment would not cause a default.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at December 31, 2014.

Additionally, the Company maintains a term loan with the Bank with a current balance of approximately $5.1 million secured by the Company’s corporate office building in Vancouver, Washington. The term loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017.

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

Contractual Obligations

The Company’s contractual obligations as of December 31, 2014, including commitments for future payments under non-cancelable lease arrangements, long-term workers’ compensation liabilities for catastrophic injuries, long-term debt, and other long-term liabilities, are summarized below:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$10,684	$3,502	$5,107	$2,015	$60
Long-term workers’ compensation claims liabilities for catastrophic injuries	271	53	59	51	108
Long-term debt	45,053	25,220	19,833	0	0

Total contractual cash obligations	$56,008	$28,775	$24,999	$2,066	$168

Inflation

Inflation generally has not been a significant factor in the Company’s operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers’ compensation claims.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets and its outstanding borrowings on its line of credit and long-term debt. As of December 31, 2014, the Company’s investment portfolio consisted principally of approximately $137.6 million in certificates of deposit, $50.1 million in money market funds, $21.7 million in variable rate demand notes, $8.2 million in municipal bonds and $5.7 million in corporate bonds. The Company’s outstanding long-term debt totaled approximately $45.1 million at December 31, 2014. Based on the Company’s overall interest exposure at December 31, 2014, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets, its outstanding borrowings or its results of operations because of the predominantly short maturities of the securities within the investment portfolio and the relative size of the outstanding borrowings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 15.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of December 31, 2014 in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining for our Company adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. This evaluation was based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon this evaluation and the criteria noted above, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Moss Adams LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on page F-1 of Item 15 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this Item 10 concerning directors and executive officers of the Company appears under the heading “Executive Officers of the Registrant” on page 19 of this report or is incorporated into this report by reference to the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed within 120 days of the Company’s fiscal year end of December 31, 2014 (the “Proxy Statement”). The additional required information is included under the following headings of the Proxy Statement; Item 1 – “Election of Directors,” “Stock Ownership by Principal Stockholders and Management – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics.”

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act known as the Audit and Compliance Committee. The members of the Audit and Compliance Committee are Thomas J. Carley, chairman, James B. Hicks, Ph.D., and Roger L. Johnson, each of whom is independent as that term is used in Nasdaq listing standards applicable to the Company.

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

Information required by this Item 11 concerning executive and director compensation and participation of compensation committee members is incorporated into this report by reference to the Proxy Statement, in which required information is included under the headings “Director Compensation for 2014” and “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 concerning the security ownership of certain beneficial owners and management is incorporated into this report by reference to the Proxy Statement, in which required information is set forth under the headings “Stock Ownership of Principal Stockholders and Management – Beneficial Ownership Table” and “Additional Equity Compensation Plan Information.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Barrett Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. and subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barrett Business Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Barrett Business Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon

March 16, 2015

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2014 and 2013

(In Thousands, Except Par Value)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$11,544	$93,557
Marketable securities	29,957	19,787
Trade accounts receivable, net	102,627	85,586
Income taxes receivable	11,421	0
Prepaid expenses and other	3,813	3,026
Restricted marketable securities and workers’ compensation deposits	3,776	0
Deferred income taxes	15,791	8,929

Total current assets	178,929	210,885
Marketable securities	20,930	5,909
Property, equipment and software, net	22,675	20,549
Restricted certificates of deposit	114,335	12,789
Restricted marketable securities and workers’ compensation deposits	58,533	11,205
Other assets	1,881	1,864
Workers’ compensation receivables for insured losses and recoveries	3,425	2,301
Goodwill	47,820	47,820

	$448,528	$313,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,220	$220
Accounts payable	2,719	3,252
Accrued payroll, payroll taxes and related benefits	120,133	92,516
Income taxes payable	0	1,236
Other accrued liabilities	1,917	313
Workers’ compensation claims liabilities	54,049	35,841
Safety incentives liability	14,232	13,086

Total current liabilities	218,270	146,464
Long-term workers’ compensation claims liabilities	161,933	76,603
Long-term debt	19,833	5,053
Deferred income taxes	8,159	10,787
Customer deposits and other long-term liabilities	1,675	1,862
Commitments and contingencies (Notes 7, 9 and 13)
Stockholders’ equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,126 and 7,165 shares issued and outstanding	71	72
Additional paid-in capital	4,410	5,781
Accumulated other comprehensive loss	(23)	(26)
Retained earnings	34,200	66,726

	38,658	72,553

	$448,528	$313,322

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

	2014	2013	2012
Revenues:
Professional employer service fees	470,351	388,963	276,004
Staffing services	165,833	143,881	126,648

	636,184	532,844	402,652

Cost of revenues:
Direct payroll costs	126,399	108,800	95,128
Payroll taxes and benefits	266,844	228,903	169,724
Workers’ compensation	212,524	108,617	71,086

	605,767	446,320	335,938

Gross margin	30,417	86,524	66,714
Selling, general and administrative expenses	73,821	60,061	46,450
Depreciation and amortization	2,506	2,037	1,477

(Loss) income from operations	(45,910)	24,426	18,787

Other income (expense):
Investment income	594	723	776
Interest expense	(173)	(238)	(76)
Other	152	(9)	(28)

	573	476	672

(Loss) income before income taxes	(45,337)	24,902	19,459
(Benefit from) provision for income taxes	(18,253)	7,010	6,328

Net (loss) income	(27,084)	17,892	13,131

Basic (loss) earnings per share	(3.78)	2.52	1.70

Weighted average number of basic shares outstanding	7,160	7,105	7,723

Diluted (loss) earnings per share	(3.78)	2.42	1.67

Weighted average number of diluted shares outstanding	7,160	7,397	7,863

Cash dividends per common share	0.76	0.57	0.46

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Comprehensive (Loss) Income

Years Ended December 31, 2014, 2013 and 2012

(In Thousands)

	For the year ended December 31,
	2014	2013	2012
Net (loss) income	(27,084)	17,892	$13,131
Unrealized gains (losses) on marketable securities, net of tax of $3, ($31), and $36 in 2014, 2013 and 2012, respectively	3	(49)	57

Comprehensive (loss) income	$(27,081)	$17,843	$13,188

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2014, 2013 and 2012

(In Thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

	Common Stock
	Shares	Amount
Balance, December 31, 2011	9,871	$99	$20,943	$(34)	$80,647	101,655
Common stock issued on exercise of options	132	1	1,844	0	0	1,845
Share based compensation expense, net of tax	0	0	695	0	0	695
Excess tax benefits from share-based compensation	0	0	295	0	0	295
Company repurchase of common stock	(2,986)	(30)	(22,864)	0	(37,338)	(60,232)
Cash dividends on common stock	0	0	0	0	(3,550)	(3,550)
Unrealized holding gains on marketable securities, net of tax	0	0	0	57	0	57
Net income	0	0	0	0	13,131	13,131

Balance, December 31, 2012	7,017	$70	$913	$23	$52,890	$53,896
Common stock issued on exercise of options and vesting of restricted stock units	148	2	1,858	0	0	1,860
Common stock repurchased on vesting of restricted stock units	0	0	(89)	0	0	(89)
Share based compensation expense, net of tax	0	0	1,016	0	0	1,016
Excess tax benefits from share-based compensation	0	0	2,083	0	0	2,083
Cash dividends on common stock	0	0	0	0	(4,056)	(4,056)
Unrealized holding losses on marketable securities, net of tax	0	0	0	(49)	0	(49)
Net income	0	0	0	0	17,892	17,892

Balance, December 31, 2013	7,165	$72	$5,781	$(26)	$66,726	$72,553
Common stock issued on exercise of options and vesting of restricted stock units	56	0	434	0	0	$434
Common stock repurchased on vesting of restricted stock units	(8)	0	(407)	0	0	$(407)
Share based compensation expense, net of tax	0	0	1,699	0	0	$1,699
Excess tax benefits from share-based compensation	0	0	578	0	0	$578
Company repurchase of common stock	(87)	(1)	(3,675)	0	0	$(3,676)
Cash dividends on common stock	0	0	0	0	(5,442)	$(5,442)
Unrealized holding gains on marketable securities, net of tax	0	0	0	3	0	$3
Net loss	0	0	0	0	(27,084)	$(27,084)

Balance, December 31, 2014	7,126	$71	$4,410	(23)	$34,200	$38,658

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

(In Thousands)

	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(27,084)	$17,892	$13,131
Reconciliations of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,506	2,037	1,477
Losses (gains) recognized on marketable securities	3	(1)	(4)
Gain recognized on sale and leaseback	0	(60)	(122)
Deferred income taxes	(9,487)	(632)	301
Share based compensation	1,699	1,016	695
Excess tax benefit from share-based compensation	(578)	(2,083)	(295)
Changes in certain assets and liabilities:
Trade accounts receivable, net	(17,041)	(21,665)	(17,401)
Income taxes receivable	(11,421)	0	4,133
Prepaid expenses and other	(387)	1,828	1,043
Accounts payable	(533)	1,257	356
Accrued payroll, payroll taxes and related benefits	27,617	22,948	17,228
Other accrued liabilities	1,604	7	6
Income taxes payable	(658)	3,047	567
Workers’ compensation claims liabilities	103,538	41,880	20,663
Safety incentives liability	1,146	3,244	3,521
Customer deposits, long-term liabilities and other assets, net	(1,328)	(519)	358

Net cash provided by operating activities	69,596	70,196	45,657

Cash flows from investing activities:
Purchase of property and equipment	(4,632)	(4,097)	(3,712)
Proceeds from sales and maturities of marketable securities	13,241	60,850	39,190
Purchase of marketable securities	(38,434)	(59,917)	(33,539)
Proceeds from maturities of restricted certificates of deposit	0	63,944	0
Purchase of restricted certificates of deposit	(101,546)	(76,733)	0
Proceeds from maturities of restricted marketable securities	10,524	9,918	10,796
Purchase of restricted marketable securities	(61,628)	(11,397)	(10,599)

Net cash (used in) provided by investing activities	(182,475)	(17,432)	2,136

Cash flows from financing activities:
Proceeds from credit-line borrowings	6,242	132,664	50,229
Payments on credit-line borrowings	(6,242)	(137,196)	(45,697)
Proceeds from the issuance of long-term debt	40,000	0	5,512
Commitment fee from the issuance of long-term debt	(400)	0	0
Payments on long-term debt	(220)	(220)	(19)
Repurchase of common stock	(3,676)	0	(25,432)
Common stock repurchased on vesting of restricted stock units	(407)	(89)	0
Redemption of mandatorily redeemable preferred stock	0	0	(34,800)
Dividends paid	(5,443)	(4,056)	(3,550)
Proceeds from the exercise of stock options and vesting of restricted stock units	434	1,860	1,845
Excess tax benefit from share-based compensation	578	2,083	295

Net cash provided by (used in) financing activities	30,866	(4,954)	(51,617)

Net (decrease) increase in cash and cash equivalents	(82,013)	47,810	(3,824)
Cash and cash equivalents, beginning of year	93,557	45,747	49,571

Cash and cash equivalents, end of year	11,544	93,557	45,747

Supplemental schedule of noncash financing activities:
Issuance of mandatorily redeemable preferred stock	$0	$0	$34,800

The accompanying notes are an integral part of these financial statements.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Operations and Significant Accounting Policies

Nature of operations

Barrett Business Services, Inc. (“BBSI”, the “Company”), is a leading provider of business management solutions for small-and mid-sized companies. The Company has developed a management platform that integrates a knowledge-based approach from the management consulting industry with tools from the human resource outsourcing industry. This platform, through the effective leveraging of human capital, assists our business owner clients in more effectively running their business. We believe this platform, delivered through a decentralized organizational structure, differentiates BBSI from our competitors. The Company operates through a network of branch offices throughout California, Oregon, Washington, Idaho, Arizona, Nevada, Utah, Colorado, Maryland, Delaware and North Carolina. Approximately 77%, 74% and 69%, respectively, of our revenue during 2014, 2013 and 2012 was attributable to our California operations. BBSI was incorporated in Maryland in 1965.

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

Revenue recognition

We recognize revenue as services are rendered by our workforce. Professional employer (PEO) services are normally used by organizations to satisfy ongoing needs related to the management of human capital and are governed by the terms of a client services agreement with a minimum term of one year, which cover all employees at a particular work site. Our client services agreements are renewable on an annual basis and typically require 30 days’ written notice to cancel or terminate the contract by either party. Our client services agreements provide for immediate termination upon any default of the client regardless of when notice is given. We report PEO revenues on a net basis because we are not the primary obligor for the services provided by our clients to their customers pursuant to our client services agreements. Consequently, these service fee revenues represent the gross margin generated from our professional employer services after deducting the amounts invoiced to our clients for direct payroll expenses such as salaries, wages, health insurance, employee out-of-pocket expenses incurred incidental to employment, and safety incentives. These amounts are also excluded from cost of revenues. Professional Employer service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers’ compensation coverage. Staffing services are engaged by customers to meet short-term and long-term personnel needs.

Cost of revenues

Our cost of revenues for PEO services includes employer payroll related taxes and workers’ compensation. Our cost of revenues for staffing services is comprised of direct payroll costs, employer payroll related taxes, employee benefits, and workers’ compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers’ compensation costs consist primarily of the costs associated with our self-insured workers’ compensation program, such as claims reserves, claims administration fees, legal fees, state administrative agency fees and excess insurance premiums for catastrophic injuries.

We maintain separate workers’ compensation insurance policies for employees working in states where the Company is not self-insured. Safety incentives represent cash incentives paid to certain client companies engaged in a client services agreement, for maintaining safe-work practices in order to minimize workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to clients who meet predetermined workers’ compensation claims cost objectives.

Cash and cash equivalents

We consider non-restricted short-term investments, which are highly liquid, readily convertible into cash, and have original maturities of less than three months, to be cash

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

equivalents for purposes of the consolidated statements of cash flows. A substantial portion of the Company’s cash and cash equivalents is invested in tax-exempt money market funds managed by the Company’s principal bank. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. The Company has not experienced any losses related to its cash concentration.

Marketable securities

As of December 31, 2014, the Company’s marketable securities consisted of tax-exempt municipal securities, U.S. Treasuries, variable rate demand notes (VRDN) and corporate bonds. We determine the appropriate classification for certain investments in debt securities, and classify our marketable securities as trading or available-for-sale. The Company classifies municipal securities, U.S. Treasuries, VRDN, and corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive (loss) income in stockholders’ equity. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost and the Company’s ability and intent to hold the investments. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the consolidated statements of operations.

Restricted marketable securities

At December 31, 2014 and 2013, restricted marketable securities consisted of money market funds held in trust, U.S. Treasures, municipal debt instruments, and corporate debt instruments with maturities generally from 180 days to two years (see Note 3, Note 4 and Note 6). At December 31, 2014 and 2013, the approximate fair value of restricted marketable securities equaled their approximate amortized cost. Restricted marketable securities have been categorized as available-for-sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive (loss) income in stockholders’ equity. Realized gains and losses on sales of restricted marketable securities are included in other income (expense) on our consolidated statements of operations.

Allowance for doubtful accounts

We must make estimates of the collectability of our accounts receivable for services provided to our customers. Our management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Our allowance for doubtful accounts activity is summarized as follows (in thousands):

	2014	2013	2012
Balance at January 1,
Allowance for doubtful accounts	$242	$381	$452
Charges to expense	103	300	195
Write-offs of uncollectible accounts, net of recoveries	(54)	(439)	(266)
Balance at December 31,

Allowance for doubtful accounts	$291	$242	$381

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

Business combinations

We account for business combinations using the acquisition method of accounting. Transaction costs incurred in connection with a business combination are expensed as incurred. Changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized in earnings.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Goodwill and intangible assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for a business combination and the fair value of the net assets acquired. Goodwill is not amortized, but is evaluated for impairment annually, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The Company has one reporting unit and evaluates the carrying value of goodwill annually at December 31. No impairment has been recognized in the periods presented.

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

Depreciation of property, equipment and software is calculated using either straight-line or accelerated methods over estimated useful lives of the related assets or lease terms, as follows:

Years
Buildings	39
Office furniture and fixtures	7
Computer hardware and software	3-10
Aircraft	20
Leasehold improvements	Shorter of lease term or estimated useful life

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

Workers’ compensation claims liabilities

The estimated liability for unsettled workers’ compensation claims represents an evaluation of information provided by our internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future cost development of reported claims and incurred but not reported claims (together, IBNR) provided by the Company’s independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts for estimated future development of reported claims and incurred but not reported claims as well as estimates for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

The Company’s independent actuary provides management with an estimate of the current portion and long-term portion of our total workers’ compensation claims. The current portion represents the best estimate of 2014 and prior year claims expected to be paid out in 2015. The Company will also pay out a portion of the 2015 claims during 2015.

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

Comprehensive (loss) income

Comprehensive (loss) income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.

Other comprehensive (loss) income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive (loss) income, but excluded from net (loss) income as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive (loss) income is comprised of unrealized holding gains and losses on our available for sale marketable securities.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

Statements of cash flows

Interest paid during 2014, 2013 and 2012 did not materially differ from interest expense.

Income taxes paid by the Company in 2014, 2013 and 2012 totaled $3.3 million, $9.0 million and $3.3 million, respectively.

Basic and diluted earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year using the treasury method. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Weighted average number of basic shares outstanding	7,160	7,105	7,723
Effect of dilutive securities	0	292	140

Weighted average number of diluted shares outstanding	7,160	7,397	7,863

As a result of the net loss for the year ended December 31, 2014, 227,000 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2014 presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows, working capital or stockholder’s equity.

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

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Fair Value of Financial Instruments and Concentration of Credit Risk

All of our financial instruments are recognized in our consolidated balance sheet. Carrying values approximate fair value of most financial assets and liabilities. The fair value of restricted marketable securities consisting primarily of certificates of deposits, money market funds, municipal bonds, U.S. treasury bills and corporate bonds is recorded at amortized cost, which approximates fair value for similar instruments. The interest rates on our restricted marketable security investments approximate current market rates for these types of investments; therefore, the recorded value of the restricted marketable securities approximates fair value.

Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments, marketable securities, restricted marketable securities and trade accounts receivable. We limit investment of temporary cash investments and marketable securities to financial institutions with high credit ratings, corporate bonds and to investments in governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of our customer base.

At December 31, 2014, we had significant concentrations of credit risk as follows:

•	Marketable securities—$137.6 million, at fair value, in certificates of deposit.

•	Marketable securities—$50.1 million, at fair value, in money market funds.

•	Marketable securities—$21.7 million, at fair value, in VRDN.

•	Marketable securities—$8.2 million, at fair value, in municipal bonds.

•	Marketable securities—$5.7 million, at fair value, in corporate bonds.

4.	Fair Value Measurement

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

In determining the fair value of our financial assets, the Company predominately uses the market approach. In determining the fair value of all its certificates of deposit, money market funds, U.S. treasuries, municipal bonds, corporate bonds, and variable rate demand notes classified as Level 2, the Company utilizes the non-binding quotes provided by our three investment brokers. We receive one non-binding broker quote for each financial asset as of the balance sheet date. To value the Level 2 assets, our investment brokers use proprietary multi-dimensional pricing models that include a variety of inputs, including quoted prices for identical or similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates that are observable at commonly quoted intervals. There were no assets or liabilities where Level 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

Marketable securities consist of the following (in thousands):

	December 31, 2014			December 31, 2013			Fair Value Category
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized (Losses)	Recorded Basis
Current:
Available-for-sale:
VRDN	$21,670	$0	$21,670	$10,000	$0	$10,000	2
Certificates of deposit	8,330	(43)	8,287	0	0	0	2
Corporate bonds	0	0	0	9,800	(13)	9,787	2

	$30,000	$(43)	$29,957	$19,800	$(13)	$19,787

Long term:
Available-for-sale:
Municipal bonds	$3,843	$7	$3,850	$4,074	$(17)	$4,057	2
Corporate bonds	2,153	(3)	2,150	1,879	(27)	1,852	2
Certificates of deposit	14,944	(14)	14,930	0	0	0	2

	$20,940	$(10)	$20,930	$5,953	$(44)	$5,909

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

4.	Fair Value Measurement (Continued)

The Company’s restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	December 31, 2014			December 31, 2013			Fair Value Category
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis
Current:
Available-for-sale:
Money market funds held in trust	$3,776	$0	$3,776	$0	$0	$0	2

	$3,776	$0	$3,776	$0	$0	$0

Long term:
Available-for-sale:
Money market funds held in trust	$46,310	$0	$46,310	$0	$0	$0	2
Municipal bonds	4,352	21	4,373	4,742	10	4,752	2
Corporate bonds	3,540	(3)	3,537	2,849	5	2,854	2
U.S. treasuries	3,963	0	3,963	2,787	0	2,787	1

	$58,165	$18	$58,183	$10,378	$15	$10,393

The Company’s long term restricted certificates of deposit are summarized as follows (in thousands):

	December 31, 2014			December 31, 2013
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Restricted certificates of deposit	$114,335	$0	$114,335	$12,789	$0	$12,789	2

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

5.	Property, Equipment and Software

Property, equipment and software consist of the following (in thousands):

	December 31,
	2014	2013
Buildings	$13,004	$11,158
Office furniture and fixtures	6,706	5,548
Computer hardware and software	12,949	11,396
Aircraft	4,668	4,617

	37,327	32,719
Less accumulated depreciation and amortization	(16,142)	(13,660)

	21,185	19,059
Land	1,490	1,490

	$22,675	$20,549

6.	Workers’ Compensation Claims

The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees co-employed through our client service agreements) working in California, Oregon, Maryland, Delaware and Colorado, except as described below. The Company’s ability to self-insure in California ended on December 31, 2014, as described in more detail below. In the state of Washington, state law allows only the Company’s staffing services and internal management employees to be covered under the Company’s self-insured workers’ compensation program. Additionally, the Company operates a wholly owned fully licensed insurance company, Ecole Insurance Company (“Ecole”), in Arizona to provide workers’ compensation coverage to our employees in Arizona.

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

The Company has provided a total of $216.0 million and $112.4 million at December 31, 2014 and 2013, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Workers’ Compensation Claims (Continued)

compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary at December 31, 2014 and 2013. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Our workers’ compensation claims liabilities do not represent an exact calculation of liability, but instead represent management’s best estimate, generally utilizing actuarial expertise and projection techniques, at a given accounting date. The process of estimating unpaid claims and claim adjustment expense involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events such as changes in claims handling procedures, changes in individuals involved in the reserve estimation process, legal trends and legislative changes.

We have undertaken a number of steps during the past two years to improve our workers’ compensation claims administration practices. These steps include hiring additional claim administrators in response to our business growth, and working to close litigated claims more quickly.

Beginning in late 2013, as part of our efforts to improve our claims handling practices, the Company initiated a specific case reserve study on its open workers’ compensation claims with injury dates in 2012 and earlier. The specific case reserve study resulted in moving dollars from the general reserve of incurred but not reported claims and future loss development into specific case reserves for individual claims. This process was intended to provide management with a more accurate estimate of the ultimate total cost of each claim at a detailed level. Additionally, in mid-2013, the Company initiated a change to its individual claim handling practices by recording specific case reserves on new claims at amounts that include all of the anticipated future costs and working to close claims more quickly with the goal of reducing the ultimate cost of the claims.

In May 2014, the Company engaged an actuarial consultant to assist management in studying selected historical claims experience and the impact of the change in its claims handling process. During the third quarter of 2014, the Company engaged a new actuary to assist management in determining its best estimate of the Company’s workers’ compensation liability. Based on the work of the new actuary and a thorough review of the Company’s claims handling practices and the results of the work performed by the actuarial consultant engaged during the second quarter of 2014, management reached the conclusion in October 2014 that, based on actuarial methods, the estimate of workers’ compensation liability should reflect a significant increase for the potential development of prior period claims. The Company recorded total workers’ compensation

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

Included in the foregoing liabilities are insured claims that will be paid by the Company’s former excess workers’ compensation insurer and for which the Company has reported a receivable from the insurer for the insured claims liability. Insured claims totaled $781,000 and $768,000 at December 31, 2014 and 2013, respectively.

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

At December 31, 2014, our long-term workers’ compensation claims liabilities in the accompanying consolidated balance sheet included $271,000 for work-related fatalities. The aggregate undiscounted payout amount related to the catastrophic injuries and fatalities is $360,000. The discount rates applied to the discounted liabilities range from 4.25% to 9.00%. These rates represented the then-current rates for high quality long-term debt securities available at the date of loss with maturities equal to the length of the payout period to the beneficiaries. The actuarially determined payout periods to the beneficiaries range from 7 to 32 years.

In February 2014, the Company entered into a workers’ compensation insurance arrangement with ACE to provide coverage to BBSI employees in California beginning in the first quarter of 2014. The current agreement is effective through January 2016 with the potential for annual renewals thereafter.

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

into the trust account to be set aside for the payment of future claims. The balance in the trust account as of December 31, 2014 totaled $50.1 million. The trust account balance is included as a component of the current and long-term restricted marketable securities and workers’ compensation deposits in the accompanying consolidated balance sheet.

The states of California, Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments, totaling $198.5 million at December 31, 2014 and $72.9 million at December 31, 2013, to cover potential claims losses. In partial satisfaction of these requirements, at December 31, 2014, we have provided surety bonds and standby letters of credit totaling $194.9 million. The investments are included in restricted marketable securities and workers’ compensation deposits in the accompanying consolidated balance sheets. During the fourth quarter of 2014, the state of California increased the Company’s surety deposit requirement to $190.6 million (which is included in the total $194.9 million of surety bonds and standby letters of credit), which the Company satisfied through the posting of third party issued surety bonds which are backed by a $114.3 million letter of credit. In conjunction with this letter of credit, the Company posted $114.3 million of certificates of deposit with Wells Fargo as collateral, this amount is included in long-term assets on the consolidated balance sheet.

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at January 1,
Workers’ compensation claims liabilities	$112,444	$70,564	$51,193
Claims expense accrual:
Current year	97,883	63,822	38,386
Prior years	67,101	23,445	12,344

	164,984	87,267	50,730

Claims payments related to:
Current year	13,183	10,586	6,746
Prior years	48,263	34,801	24,613

	61,446	45,387	31,359

Balance at December 31,
Workers’ compensation claims liabilities	$215,982	$112,444	$70,564

Incurred but not reported (IBNR)	$113,984	$69,611	$47,992

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Revolving Credit Facility and Long-Term Debt

Effective December 29, 2014, the Company entered into a new credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement provides for a $40.0 million term loan maturing December 31, 2016, as well as a $14.0 million revolving credit line, with a $5.0 million sublimit for unsecured standby letters of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2014. The Agreement also provides for an increase to a total of $114.3 million in cash-secured letters of credit to satisfy collateral requirements associated with various surety deposit requirements for workers’ compensation purposes in the state of California. In conjunction with this letter of credit, the Company posted $114.3 million of certificates of deposit with Wells Fargo as collateral, which is included in long-term assets on the consolidated balance sheet. The Agreement includes a non-refundable commitment fee of $400,000, which is reported within prepaid expenses and other on the Company’s consolidated balance sheet. The fee will be amortized to interest expense ratably over the term of the loan.

The $40.0 million term loan with the Bank requires payments of $3.0 million on June 30, 2015, $7.0 million on September 30, 2015, $15.0 million on December 31, 2015, $5.0 million on June 30, 2016 and $5.0 million on September 30, 2016. The term loan bears interest at the one month LIBOR plus 4.0%.

Advances under the revolving credit facility bear interest as selected by the Company of either (a) a daily floating rate of one month LIBOR plus 2% or (b) a fixed rate of LIBOR plus 2.0% The Agreement also provides for an unused commitment fee of 0.35% per year on the average dailyunused amount of the revolving credit facility, and a fee of 1.75% of the face amount of each letter of credit

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles, inventory and equipment.

The Agreement requires the satisfaction of certain financial covenants as follows:

•	minimum Fixed Charge Coverage ratio of no less than 1.5:1.0, measured quarterly on a rolling four-quarter basis; and

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly;

The Agreement includes certain additional covenants as follows:

•	capital expenditures may not exceed a total of $5.0 million in 2015 and a total of $4.0 million in 2016 without the Bank’s prior approval;

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Revolving Credit Facility and Long-Term Debt (Continued)

•

prohibition on incurring additional indebtedness without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing and the aggregate of all purchase money indebtedness does not exceed $400,000 at any time;

•	prohibition on repurchases of the Company’s common stock; and

•	continuation of quarterly cash dividends up to $0.22 per share so long as there is no default by the Company and payment would not cause a default.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at December 31, 2014.

Additionally, the Company maintains a term loan with the Bank with a current balance of approximately $5.1 million secured by the Company’s corporate office building in Vancouver, Washington. The term loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017.

8.	401(k) Savings Plan

We have a Section 401(k) Retirement Savings Plan for the benefit of our eligible employees. All staffing and management employees 21 years of age or older become eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive 12-month period following the initial date of employment. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. The determination of discretionary Company contributions to the plan, if any, is at the sole discretion of our Board of Directors. No discretionary Company contributions were made to the plan for the years ended December 31, 2014, 2013 and 2012.

We make matching contributions to the 401(k) plan under a safe harbor provision, whereby the Company matches 100% of contributions by management and staffing employees up to 3% of each participating employee’s annual compensation; and 50% of the employee’s contributions up to an additional 2% of annual compensation. We made $885,000, $734,000 and $610,000 in matching contributions during 2014, 2013 and 2012, respectively. Participants’ interests in Company safe harbor contributions to the plan are fully vested when made.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

9.	Commitments and Contingencies

Lease commitments

We lease office space for our branch offices under operating lease agreements that require minimum annual payments as follows (in thousands):

Year ending December 31,
2015	$3,502
2016	2,874
2017	2,233
2018	1,349
2019	666
2020	60
Thereafter	0

$10,684

Rent expense was approximately $3.7 million, $3.2 million, and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

10.	Income Taxes

The provision for income taxes from continuing operations is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$(8,022)	$6,386	$5,378
State	(741)	1,225	685

	(8,763)	7,611	6,063

Deferred:
Federal	(10,237)	(519)	341
State	747	(82)	(76)

	(9,490)	(601)	265

Total (benefit) provision	$(18,253)	$7,010	$6,328

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes (Continued)

Deferred income tax assets and liabilities are comprised of the following components (in thousands):

	December 31,
	2014	2013
Gross deferred income tax assets:
Workers’ compensation claims liabilities	$12,168	$6,985
Safety incentives payable	3,782	3,529
Allowance for doubtful accounts	118	94
Tax effect of unrealized losses, net	856	959
Alternative minimum tax credit carryforward	1,840	0
State credit carryforward	969	805
State loss carryforward	568	0
Workers’ opportunity tax credit and EZ credit carryforward	3,162	0
Other	605	504

	24,068	12,876
Less valuation allowance	1,078	1,763

	22,990	11,113

Gross deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(3,770)	(2,793)
Tax amortization of goodwill	(11,588)	(10,178)

	(15,358)	(12,971)

Net deferred income tax assets (liabilities)	$7,632	$(1,858)

The effective tax rate for continuing operations differed from the U.S. statutory federal tax rate due to the following:

	Year ended December 31,
	2014	2013	2012
Statutory federal tax rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	.2	3.4	.4
Valuation allowance on capital loss carryforward and state tax credit carryforward	(.2)	(.4)	2.3
Adjustment for final positions on filed returns	(.7)	(1.5)	(.3)
Nondeductible expenses and other, net	2.2	.8	4.4
Federal tax-exempt interest income	(.2)	(.2)	(.4)
Federal and state tax credits	(6.6)	(8.9)	(8.9)

	(40.3)%	28.2%	32.5%

The Company has established a valuation allowance for certain deferred tax assets due to uncertainties regarding the Company’s ability to generate future taxable investment gains in order to utilize certain investment impairment losses and investment loss carry

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes (Continued)

forwards for tax purposes. The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31 2014, we maintained a valuation allowance for approximately $1.1 million of federal and state tax benefits that are not expected to be utilized.

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. Despite the increase to the workers’ compensation reserve in the third quarter of 2014, the Company was in a cumulative income position for the 12 quarters ended December 31, 2014.

Management’s review of positive evidence included the existence of federal and California taxable income in eligible carryback years, reversal of temporary items, and projection of future taxable income. The projection of future taxable income was a significant factor in management’s determination that no additional valuation allowance was required at December 31, 2014. Management’s projections of taxable income are based on the existence of signed annual contracts with the Company’s PEO customer base, objective evidence that the Company’s customers are retained at a high rate over long periods, and objective evidence that recent price increase initiatives are being accepted by the Company’s customer base.

Management has continued to improve the Company’s procedures in many areas of its self-insured workers’ compensation program over the past two years as described in Note 6. The results of these efforts have improved management’s ability to project workers’ compensation expense. Management will monitor the need for an additional valuation allowance at each quarter in the future and, if the negative evidence outweighs the positive evidence, an allowance will be recorded.

The Company is subject to Income taxes in U.S. federal and multiple state and local tax jurisdictions. In the major jurisdictions where the Company operates, it is generally no longer subject to income tax examinations by tax authorities for years before 2010. As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income to total consolidated income, the Company’s state effective rate can fluctuate from expectations. As a result of the mix of income subject to state income tax, total state tax expense decreased by approximately $4,000, $284,000 and $498,000 in 2014, 2013 and 2012, respectively.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes (Continued)

At December 31, 2014, the Company had capital loss carry forward of approximately $2.1 million. The carry forward will expire unless utilized in tax years on or before December 31, 2015. At December 31, 2014, the Company had federal general business tax credit carry forwards of approximately $3.2 million. The carry forwards will expire unless utilized in tax years on or before December 31, 2024. The Company also had an alternative minimum tax credit carry forward of approximately $1.8 million. The credit carry forward has an indefinite life and will not expire until utilized.

At December 31, 2014, the Company had state tax credit carry forwards of approximately $1.5 million. The carryforwards expire unless utilized in tax years on or before December 31, 2024. At December 31, 2014, the Company had a California net operating loss carry forward of approximately $6.7 million. The carry forward will expire unless utilized in tax years on or before December 31, 2034. In addition, the Company had a total of approximately $3.9 million in net operating loss carry forwards from other states that will expire unless utilized in tax years between December 31, 2021 and December 31, 2034.

11.	Stock Incentive Plans

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by shareholders on May 13, 2009. No stock-based awards have been issued to outside consultants or advisors. The number of shares of common stock reserved for issuance under the 2009 Plan is 1,000,000, of which the aggregate number of shares for which incentive stock options may be granted under the Plan is 900,000. No new grants of stock options may be made under the Company’s 2003 Stock Incentive Plan (the “2003 Plan”). At December 31, 2014, there were option awards covering 367,533 shares outstanding under the 2009 Plan, together with the 2003 Plan and its predecessor, the 1993 Stock Incentive Plan. Outstanding options under all the plans generally expire ten years after the date of grant. Options are generally exercisable in four equal annual installments beginning one year after the date of grant. At December 31, 2014, there are 126,846 restricted stock units outstanding.

The Company recognizes compensation expense for options awarded under its stock incentive plans based on the grant-date fair value. Compensation expense is attributed to earnings using the straight-line method over the requisite service period.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Stock Incentive Plans (Continued)

A summary of the status of the Company’s stock options at December 31, 2014, 2013 and 2012, together with changes during the periods then ended, is presented below:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2011	671,294
Options granted at market price	7,500	17.55
Options exercised	(131,997)	13.98
Options cancelled	(8,100)	13.85

Outstanding at December 31, 2012	538,697
Options exercised	(138,298)	13.53

Outstanding at December 31, 2013	400,399
Options exercised	(32,866)	13.24

Outstanding at December 31, 2014	367,533

Available for grant at December 31, 2014	481,999

The following tables presents information on stock options exercised and outstanding:

	Year Ended
	December 31,
(in thousands, except share data)	2014	2013
Intrinsic value of options exercised in the period	$1,025	$6,089

($ in thousands, except share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Stock options:
Outstanding December 31, 2014	367,533	$15.22	5.25	$4,478
Exercisable at December 31, 2014	221,059	14.45	4.55	2,847

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

The fair value of stock option awards as determined under the Black-Scholes option-pricing model was estimated with the following weighted-average assumptions:

2012
Expected volatility	65.9%
Risk free interest rate	2.9%
Expected dividend yield	2.5%
Expected term	7.3 years
Weighted average fair value per share	$9.08

There were no options granted during 2014 or 2013. There were no options granted during 2012 below market price.

During 2014, 2013 and 2012, the Company granted 69,371, 44,970 and 47,500 restricted stock units at a weighted average grant date fair value of $50.47, $50.28 and $21.44 per share, respectively, which represented the closing price of the Company’s stock on the date of grant. The restricted stock units vest in four equal annual installments beginning one year following the date of grant.

The following table presents restricted stock unit activity:

	Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	0	$0.00
Granted	47,500	21.44

Non-vested at December 31, 2012	47,500	21.44

Granted	44,970	50.28
Vested	(10,302)	21.44
Cancelled/Forfeited	(1,573)	21.44

Non-vested at December 31, 2013	80,595	37.53

Granted	69,371	50.47
Vested	(15,253)	33.40
Cancelled/Forfeited	(7,867)	34.90

Non-vested at December 31, 2014	126,846	44.99

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Stock Incentive Plans (Continued)

The following table summarizes stock-based compensation expense related to stock option and restricted stock unit awards (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation expense included in selling, general and administrative expenses	$1,699	$1,016	$695
Deferred income taxes	675	404	272

Stock-based compensation expense related to stock options and restricted stock units, net of tax	$1,024	$612	$423

As of December 31, 2014, unrecognized compensation expense related to stock options and restricted stock units was $5.6 million with a weighted average remaining contractual period of 3.15 years.

The following table summarizes information about stock options outstanding at December 31, 2014:

Options outstanding				Options exercisable
Exercise price range	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Exercisable at December 31, 2014	Weighted- average exercise price
$2.01 - $ 2.58	2,250	$2.29	Indefinite	2,250	$2.29
8.82 - 17.55	365,283	15.29	5.3	218,809	14.57

	367,533	15.22		221,059	14.45

12.	Stock Repurchase Program

The Company maintains a stock repurchase program approved by the Board of Directors, which authorizes the repurchase of shares from time to time in open market purchases. The repurchase program currently allows for the repurchase of approximately 1.1 million additional shares as of December 31, 2014.

During 2014, we repurchased 87,200 shares at a weighted average price of $42.16. No share repurchases were made under the repurchase program during 2013 and 2012.

13.	Litigation

On November 6, 2014, plaintiffs in Michael Arciaga, et al. v. Barrett Business Services, Inc., et al., filed an action in the United States District Court for the Western District of Washington against the Company and Michael L. Elich and James D. Miller, the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The action

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

13.	Litigation (Continued)

purports to be a class action brought on behalf of all Company stockholders alleging violations of the federal securities laws. The claims arise from the decline in the market price for the Company’s common stock following announcement of a charge for increased workers compensation reserves expense. The lawsuit seeks compensatory damages (in an amount to be determined at trial), plus interest, and costs and expenses (including attorney fees and expert fees).

On November 13, 2014, a second purported shareholder class action was filed in the United States District Court for the Western District of Washington, entitled Christopher P. Carnes, et al. v. Barrett Business Services, Inc., et al. The Carnes complaint names the same defendants as the Arciaga case and asserts similar claims for relief.

Similarly, on November 17, 2014, a third purported shareholder class action was filed in the United States District Court for the Western District of Washington, entitled Shiva Stein, et al. v. Barrett Business Services, Inc., et al. The Stein complaint names the same defendants as the Arciaga and Carnes cases and asserts similar claims for relief.

On February 25, 2015, the court ordered consolidation of the three cases, and any new or other cases involving the same subject matter, into a single action for pretrial purposes. The court also appointed the Painters & Allied Trades District Council No. 35 Pension and Annuity Funds as the lead plaintiff. Discovery has not been undertaken as it is automatically stayed under the federal Private Securities Litigation Reform Act.

On February 27, 2015, the Company received a letter from counsel for an alleged stockholder accusing each of the Company’s directors and officers with having breached his fiduciary duties of loyalty and good faith based on the same facts as those alleged in the three lawsuits described above, as well as that certain officers and directors sold shares of the Company’s stock while in possession of material non-public information. The letter asserts that the Company has sustained and continues to sustain damages, including the costs and expenses incurred in connection with the Company’s reserve strengthening process, reserve study and consultants, the cost of stock repurchases in October 2014, compensation paid to the Company’s officers, and costs of negotiating the Company’s credit facility with its principal lender The letter demands that the Company’s Board of Directors take action against each of the Company’s officers and directors to recover these damages and the proceeds of sales of stock by the officers and directors during 2013 and 2014. The letter states that if the Board does not take these actions within a reasonable period, the stockholder will commence a shareholder derivative action on behalf of the Company.

Management is unable to estimate the probability, or the potential range, of loss arising from these legal actions.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

13.	Litigation (Continued)

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the consolidated financial position or results of operations of the Company.

14.	Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts and market price per share)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2014
Revenues	$135,140	$151,069	$174,959	$175,016
Cost of revenues	125,834	121,217	217,741	140,975
Net (loss) income	(3,583)	7,283	(37,818)	7,034
Basic (loss) earnings per share	(0.50)	1.02	(5.27)	0.99
Diluted (loss) earnings per share	(0.50)	0.98	(5.27)	0.97
Common stock market prices:
High	102.20	63.19	63.45	45.38
Low	57.82	41.96	39.47	18.25
Year ended December 31, 2013
Revenues	$111,551	$128,798	$147,971	$144,524
Cost of revenues	103,240	105,072	117,785	120,223
Net (loss) income	(2,549)	5,886	8,994	5,561
Basic (loss) earnings per share	(0.36)	0.83	1.26	0.78
Diluted (loss) earnings per share	(0.36)	0.80	1.21	0.74
Common stock market prices:
High	53.27	62.82	73.49	98.00
Low	38.15	48.50	48.08	66.33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. Registrant

Date: March 16, 2015	By:	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of March, 2015.

Principal Executive Officer and Director:

/s/ Michael L. Elich Michael L. Elich	President and Chief Executive Officer and Director

Principal Financial and Accounting Officer:

/s/ James D. Miller James D. Miller	Vice President-Finance, Treasurer and Secretary

Majority of Directors:

/s/ Thomas J. Carley Thomas J. Carley	Director

/s/ James B. Hicks James B. Hicks, Ph.D.	Director

/s/ Roger L. Johnson Roger L. Johnson	Director

/s/ Jon L. Justesen Jon L. Justesen	Director

/s/ Anthony Meeker Anthony Meeker	Chairman of the Board and Director

EXHIBIT INDEX**

3.1	Charter of the Registrant, as amended, through March 27, 2012. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

3.2	Bylaws of the Registrant, as amended effective February 3, 2014. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 7, 2014.

4.1	Credit Agreement dated as of December 29, 2014, between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

4.2	Revolving Line of Credit Note dated December 29, 2014, of the Registrant. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

4.3	Term Note dated November 1, 2012, of the Registrant. Incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “2012 Third Quarter 10-Q”).

4.4	First Modification to Term Note dated December 29, 2014, of the Registrant. Incorporated by reference to Exhibit 10.3 the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

4.5	Term Note 2 dated December 29, 2014, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

4.6	Security Agreement: Specific Rights to Payment dated as of June 14, 2013, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

4.7	Second Amended and Restated Third Party Security Agreement: Specific Rights to Payment dated as December 29, 2014, between Associated Insurance Company for Excess and Wells Fargo.

4.8	Standby Letter of Credit Agreement dated as of September 18, 2012 between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.3 to the 2012 Third Quarter 10-Q.

The Registrant has incurred additional long-term indebtedness as to which the amount involved is less than 10 percent of the Registrant’s total assets. The Registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10.1	Second Amended and Restated 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*

10.2	2003 Stock Incentive Plan of the Registrant (the “2003 Plan”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.*

10.3	Form of Incentive Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”).*

10.4	Form of Nonqualified Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2003 10-K.*

10.5	Form of Incentive Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).*

10.6	Form of Nonqualified Stock Option Agreement relating to July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the 2005 10-K.*

10.7	Form of Annual Director Option Agreement for July 2005 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.14 to the 2005 10-K.*

10.8	Form of Incentive Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).*

10.9	Form of Employee Nonqualified Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.17 to the 2008 10-K.*

10.10	Form of Non-Employee Director Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.18 to the 2008 10-K.*

10.11	2009 Stock Incentive Plan of the Registrant (the “2009 Plan”). Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10.12	Form of Incentive Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “2010 First Quarter 10-Q”).*

10.13	Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the 2010 First Quarter 10-Q.*

10.14	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2010 First Quarter 10-Q.*

10.15	Employment Agreement between the Registrant and Michael L. Elich, dated September 25, 2001. Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-2 (Registration No. 333-126496) filed July 11, 2005.*

10.16	Summary of compensatory arrangements for non-employee directors of the Registrant. Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).*

10.17	Form of Incentive Stock Option Award Agreement under the Registrant’s 2009 Stock Incentive Plan (the “2009 Plan”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “2011 First Quarter 10-Q”).*

10.18	Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the 2011 First Quarter 10-Q.*

10.19	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2011 First Quarter 10-Q.*

10.20	Change in Control Employment Agreement between the Registrant and Michael L. Elich, dated April 12, 2011. Incorporated by reference to Exhibit 10.4 to the 2011 First Quarter 10-Q.*

10.21	Change in Control Employment Agreement between the Registrant and Gregory R. Vaughn, dated April 12, 2011. Incorporated by reference to Exhibit 10.5 to the 2011 First Quarter 10-Q.*

10.22	Change in Control Employment Agreement between the Registrant and James D. Miller, dated April 12, 2011. Incorporated by reference to Exhibit 10.6 to the 2011 First Quarter 10-Q.*

10.23	Form of Indemnification Agreement with each outside director of Barrett Business Services, Inc. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 16, 2012.

10.24	Form of Employee Restricted Stock Units Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the 2012 Third Quarter 10-Q.*

10.25	Form of Non-Employee Director Restricted Stock Units Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the 2012 Third Quarter 10-Q.*

10.26	Death Benefit Agreement entered into by the Registrant and Michael L. Elich effective January 1, 2014. Incorporated by reference to Exhibit 10.27 to the 2013 10-K.*

10.27	Death Benefit Agreement entered into by the Registrant and Gregory R. Vaughn effective January 1, 2014. Incorporated by reference to Exhibit 10.28 to the 2013 10-K.*

10.28	Death Benefit Agreement entered into by the Registrant and James D. Miller effective January 1, 2014. Incorporated by reference to Exhibit 10.29 to the 2013 10-K.*

10.29	Barrett Business Services, Inc. Annual Cash Incentive Award Plan, Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.*

21.	Subsidiaries of the Registrant.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.	Certification pursuant to 18 U.S.C. Section 1350.

99.1	Description of Capital Stock. Incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

101.	INS XBRL Instance Document

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