Form 10-Q
period 2015-03-31
BARRETT BUSINESS SERVICES INC
filed 2015-05-11
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Number of shares of common stock, $.01 par value, outstanding at April 30, 2015 was 7,142,333 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$15,205	$11,544
Marketable securities	21,670	29,957
Trade accounts receivable, net	130,376	102,627
Income taxes receivable	13,586	11,421
Prepaid expenses and other	6,658	3,813
Restricted marketable securities and workers’ compensation deposits	12,533	3,776
Deferred income taxes	15,763	15,791

Total current assets	215,791	178,929

Marketable securities	6,034	20,930
Property, equipment and software, net	22,648	22,675
Restricted certificates of deposit	114,335	114,335
Restricted marketable securities and workers’ compensation deposits	78,516	58,533
Other assets	4,960	5,306
Goodwill	47,820	47,820

	$490,104	$448,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,772	$0
Current portion of long-term debt	25,220	25,220
Accounts payable	3,500	2,719
Accrued payroll, payroll taxes and related benefits	154,508	120,133
Other accrued liabilities	1,784	1,917
Workers’ compensation claims liabilities	56,480	54,049
Safety incentives liability	15,499	14,232

Total current liabilities	262,763	218,270

Long-term workers’ compensation claims liabilities	165,785	161,933
Long-term debt	19,778	19,833
Deferred income taxes	8,159	8,159
Customer deposits and other long-term liabilities	1,534	1,675

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,141 and 7,126 shares issued and outstanding	71	71
Additional paid-in capital	5,165	4,410
Accumulated other comprehensive income (loss)	21	(23)
Retained earnings	26,828	34,200

	32,085	38,658

	$490,104	$448,528

The accompanying notes are an integral part of these consolidated financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Professional employer service fees	$127,751	$101,689
Staffing services	39,166	33,451

Total revenues	166,917	135,140

Cost of revenues:
Direct payroll costs	29,764	25,417
Payroll taxes and benefits	88,294	72,817
Workers’ compensation	39,883	27,600

Total cost of revenues	157,941	125,834

Gross margin	8,976	9,306

Selling, general and administrative expenses	16,975	14,369
Depreciation and amortization	683	584

Loss from operations	(8,682)	(5,647)

Other (expense) income:
Investment income	89	144
Interest expense	(520)	(44)
Other	(14)	(10)

Other (expense) income	(445)	90

Loss before income taxes	(9,127)	(5,557)
Benefit from income taxes	(3,325)	(1,974)

Net loss	$(5,802)	$(3,583)

Basic loss per common share	$(0.81)	$(0.50)

Weighted average number of basic common shares outstanding	7,135	7,170

Diluted loss per common share	$(0.81)	$(0.50)

Weighted average number of diluted common shares outstanding	7,135	7,170

Cash dividends per common share	$0.22	$0.18

The accompanying notes are an integral part of these consolidated financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(5,802)	$(3,583)
Unrealized gains (losses) on marketable securities, net of tax of $28 and $(7) in 2015 and 2014, respectively	44	(11)

Comprehensive loss	$(5,758)	$(3,594)

The accompanying notes are an integral part of these consolidated financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2015 and 2014

(Unaudited)

(In thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance, December 31, 2013	7,165	$72	$5,781	$(26)	$66,726	$72,553

Common stock issued on exercise of options	8	0	76	0	0	76

Share based compensation expense, net of tax	0	0	331	0	0	331

Excess tax benefits from share-based compensation	0	0	15	0	0	15

Cash dividends on common stock	0	0	0	0	(1,291)	(1,291)

Unrealized holding losses on marketable securities, net of tax	0	0	0	(11)	—	(11)

Net loss	0	0	0	0	(3,583)	(3,583)

Balance, March 31, 2014	7,173	$72	$6,203	$(37)	$61,852	$68,090

Balance, December 31, 2014	7,126	$71	$4,410	$(23)	$34,200	$38,658

Common stock issued on exercise of options and vesting of restricted stock units	15	0	195	0	0	195

Share based compensation expense,net of tax	0	0	545	0	0	545

Excess tax benefits from share-based compensation	0	0	15	0	0	15

Cash dividends on common stock	0	0	0	0	(1,570)	(1,570)

Unrealized holding gains on marketable securities, net of tax	0	0	0	44	0	44

Net loss	0	0	0	0	(5,802)	(5,802)

Balance, March 31, 2015	7,141	$71	$5,165	$21	$26,828	$32,085

The accompanying notes are an integral part of these consolidated financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,802)	$(3,583)
Reconciliations of net loss to net cash provided by operating activities:
Depreciation and amortization	683	584
Losses recognized on marketable securities	2	1
Deferred income taxes	56	(409)
Share-based compensation	545	331
Excess tax benefit from share-based compensation	(15)	(15)
Changes in certain assets and liabilities:
Trade accounts receivable, net	(27,749)	(10,370)
Income taxes receivable	(2,150)	(1,596)
Prepaid expenses and other	(2,845)	(1,595)
Accounts payable	781	(870)
Accrued payroll, payroll taxes and related benefits	34,375	19,484
Other accrued liabilities	(133)	98
Income taxes payable	0	(1,221)
Workers’ compensation claims liabilities	6,283	7,691
Safety incentives liability	1,267	(894)
Customer deposits, long-term liabilities and other assets, net	205	74

Net cash provided by operating activities	5,503	7,710

Cash flows from investing activities:
Purchase of property and equipment	(656)	(1,814)
Proceeds from sales and maturities of marketable securities	24,651	2,934
Purchase of marketable securities	(1,454)	(14,936)
Proceeds from maturities of restricted marketable securities	1,192	1,010
Purchase of restricted marketable securities	(29,932)	(20,938)

Net cash used in investing activities	(6,199)	(33,744)

Cash flows from financing activities:
Proceeds from credit-line borrowings	28,251	0
Payments on credit-line borrowings	(22,479)	0
Payments on long-term debt	(55)	(55)
Dividends paid	(1,570)	(1,291)
Proceeds from exercise of stock options	195	76
Excess tax benefits from share-based compensation	15	15

Net cash provided by (used in) financing activities	4,357	(1,255)

Net increase (decrease) in cash and cash equivalents	3,661	(27,289)
Cash and cash equivalents, beginning of period	11,544	93,557

Cash and cash equivalents, end of period	$15,205	$66,268

The accompanying notes are an integral part of these consolidated financial statements

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“Barrett”, “BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K at pages F1 – F34. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

Revenue recognition

We recognize revenue as services are rendered by our workforce. Professional employer (PEO) services are normally used by organizations to satisfy ongoing needs related to the management of human capital and are governed by the terms of a client services agreement with a minimum term of one year, which cover all employees at a particular work site. Our client services agreements are renewable on an annual basis and typically require 30 days’ written notice to cancel or terminate the contract by either party. Our client services agreements provide for immediate termination upon any default of the client regardless of when notice is given. We report PEO revenues on a net basis because we are not the primary obligor for the services provided by our co-employed clients to their customers pursuant to our client services agreements. Consequently, these service fee revenues represent the gross margin generated from our professional employer services after deducting the amounts invoiced to clients for direct payroll expenses such as salaries, wages, health insurance, employee out-of-pocket expenses incurred incidental to employment, and safety incentives. These amounts are also excluded from cost of revenues. Professional employer service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers’ compensation coverage. Staffing services are engaged by customers to meet short-term and long-term personnel needs.

Marketable securities

As of March 31, 2015, the Company’s marketable securities consisted of tax-exempt municipal securities, U.S. Treasuries, variable rate demand notes (VRDN) and corporate bonds. The Company classifies municipal securities, U.S. Treasuries, VRDN and corporate bonds as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Management considers available evidence in evaluating potential impairment of investments, including the

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Marketable securities (Continued)

duration and extent to which fair value is less than cost and the Company’s ability and intent to hold the investments. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $241,000 and $291,000 at March 31, 2015 and December 31, 2014, respectively. The Company must make estimates of the collectability of accounts receivable for services provided to customers. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Workers’ compensation claims

The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees co-employed through our client service agreements) working in Oregon, Maryland, Delaware and Colorado, except as described below. In the state of Washington, state law allows only the Company’s staffing services and internal management employees to be covered under the Company’s self-insured workers’ compensation program. Additionally, the Company operates a wholly owned fully licensed insurance company, Ecole Insurance Company (“Ecole”), in Arizona to provide workers’ compensation coverage to our employees in Arizona.

Effective January 1, 2015, the Company no longer maintains a certificate to self-insure in the state of California and now maintains individual policies with ACE Group (“ACE”) for all California-based clients. The arrangement, typically known as a fronted program, provides BBSI a licensed, admitted insurance carrier in California to issue policies on behalf of BBSI without the intention of transferring any of the workers’ compensation risk for the first $5.0 million per claim. The risk of loss up to the first $5.0 million per claim is retained by BBSI through an indemnity agreement. While this portion of the risk of loss remains with BBSI, ACE assumes credit risk should BBSI be unable to satisfy its indemnification obligations to ACE. ACE also bears the economic burden for all costs in excess of $5.0 million per claim. The agreement is effective through January 2016 with the potential for continued annual renewals thereafter.

The Company makes monthly payments into a trust account established between the Company and ACE related to the new ACE fronted insurance program to be set aside for the payment of future claims. The balance in the trust account was $78.0 million and $50.1 million at March 31, 2015 and December 31, 2014, respectively. The trust account balance is included as a component of the current and long-term restricted marketable securities and workers’ compensation deposits in the accompanying consolidated balance sheet.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers’ compensation claims (Continued)

To manage our financial exposure, in the event of catastrophic injuries or fatalities, the Company maintains excess workers’ compensation insurance through our wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”), with a per occurrence retention of $5.0 million, except in Maryland and Colorado, where our per occurrence retention is $1.0 million and $2.0 million, respectively. AICE maintains excess workers’ compensation insurance coverage with ACE, between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with ACE is between $1.0 million and $25.0 million per occurrence, and in Colorado, where the coverage with ACE is between $2.0 million and statutory limits per occurrence. The Company continues to evaluate the financial capacity of its insurers to assess the recoverability of the related insurer receivables.

The Company has provided a total of $222.3 million and $216.0 million at March 31, 2015 and December 31, 2014, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary at March 31, 2015 and December 31, 2014. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

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

Safety incentives liability

Safety incentives represent cash incentives paid to certain client companies under client service agreements for maintaining safe-work practices in order to minimize workplace injuries. The Company has provided $15.5 million at March 31, 2015 and $14.2 million at December 31, 2014 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon contract year-to-date payroll and the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator, and the expected payout as determined by historical incentive payment trends. Safety incentive expense is netted against professional employer services revenue in our consolidated statements of operations.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Statements of cash flows

Interest paid during the three months ended March 31, 2015 and 2014 did not materially differ from interest expense. Income taxes received by the Company during the three months ended March 31, 2015 totaled $1.2 million compared to income taxes paid during the three months ended March 31, 2014 of $1.2 million.

Accounting estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are used for carrying values of marketable securities, allowance for doubtful accounts, deferred income taxes, carrying values for goodwill and property and equipment, accrued workers’ compensation liabilities and safety incentive liabilities. Actual results may or may not differ from such estimates.

Note 2 - Recently Issued Accounting Pronouncements

Revenue recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In April 2015, the FASB voted for a one-year deferral of the effective date of ASU 2014-09. If approved, the new guidance will be effective for annual and interim periods beginning on or after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. We have not yet selected a transition method and are in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

Presentation of debt issuance costs

In April 2015, the FASB issued an accounting standard update to simplify the presentation of debt issuance costs. The amendments in this accounting standard update require debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in this accounting standard update are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect the adoption of this accounting standard update to have a material impact on our consolidated balance sheet.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 - Revolving Credit Facility and Long-Term Debt

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement includes a $40.0 million term loan maturing December 31, 2016, as well as a $14.0 million revolving credit line, with a $5.0 million sublimit for unsecured standby letters of credit. The outstanding balance on the term loan was $40.0 million at March 31, 2015 and at December 31, 2014. The Company had an outstanding balance of $5.8 million on its revolving credit line at March 31, 2015. The Agreement also includes $114.3 million in cash-secured letters of credit to satisfy collateral requirements associated with various surety deposit requirements for workers’ compensation purposes in the state of California. In conjunction with these letters of credit, the Company posted $114.3 million of certificates of deposit with the Bank as collateral, which is included in long-term assets on the consolidated balance sheet.

The term loan with the Bank requires payments of $3.0 million on June 30, 2015, $7.0 million on September 30, 2015, $15.0 million on December 31, 2015, $5.0 million on June 30, 2016 and $5.0 million on September 30, 2016, with the balance due at maturity. The term loan bears interest at the one month LIBOR plus 4.0%.

Advances under the revolving credit facility bear interest, as selected by the Company, of either (a) a daily floating rate of one month LIBOR plus 2.0% or (b) a fixed rate of LIBOR plus 2.0% The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit facility, and a fee of 1.75% of the face amount of each letter of credit.

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles, inventory and equipment.

The Agreement requires the satisfaction of certain financial covenants as follows:

•	minimum Fixed Charge Coverage ratio of no less than 1.5:1.0, measured quarterly on a rolling four-quarter basis; and

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly.

The Agreement includes certain additional covenants as follows:

•	capital expenditures may not exceed a total of $5.0 million in 2015 and a total of $4.0 million in 2016 without the Bank’s prior approval;

•	incurring additional indebtedness is prohibited without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing so long as total purchase money indebtedness does not exceed $400,000 at any time;

•	repurchases of the Company’s common stock are prohibited; and

•	quarterly cash dividends up to $0.22 per share may be paid so long as there is no default by the Company and payment would not cause a default.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 - Revolving Credit Facility and Long-Term Debt (Continued)

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at March 31, 2015.

Additionally, the Company maintains a term loan with the Bank with a balance of approximately $5.0 million and $5.1 million at March 31, 2015 and December 31, 2014, respectively, secured by the Company’s corporate office building in Vancouver, Washington. The term loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017.

Note 4 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period using the treasury method. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options and vesting of restricted stock units. Basic and diluted shares outstanding are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average number of basic shares outstanding	7,135	7,170

Effect of dilutive securities	0	0

Weighted average number of diluted shares outstanding	7,135	7,170

As a result of the net loss reported for the three months ended March 31, 2015 and 2014, 194 and 298 potential common shares, respectively, have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 - Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at January 1,
Workers’ compensation claims liabilities	$215,982	$112,444

Claims expense accrual:
Current period	26,236	16,351
Prior periods	(3,186)	3,801

	23,050	20,152

Claim payments related to:
Current period	776	399
Prior periods	15,991	12,062

	16,767	12,461

Balance at March 31,
Workers’ compensation claims liabilities	$222,265	$120,135

Incurred but not reported (IBNR)	$115,661	$69,185

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Fair Value Measurement

Marketable securities consist of the following investments (in thousands):

	March 31, 2015			December 31, 2014
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized (Losses) Gains	Recorded Basis	Fair Value Category
Current:
Available-for-sale:
VRDN	$21,670	$0	$21,670	$21,670	$0	$21,670	2
Certificates of deposit	0	0	0	8,330	(43)	8,287	2

	$21,670	$0	$21,670	$30,000	$(43)	$29,957

Long term:
Available-for-sale:
Municipal bonds	$3,547	$14	$3,561	$3,843	$7	$3,850	2
Corporate bonds	2,472	1	2,473	2,153	(3)	2,150	2
Certificates of deposit	0	0	0	14,944	(14)	14,930	2

	$6,019	$15	$6,034	$20,940	$(10)	$20,930

The Company’s long-term restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Fair Value Measurement (Continued)

	March 31, 2015			December 31, 2014
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Current:
Available-for-sale:
Money market funds held in trust	$12,533	$0	$12,533	$3,776	$0	$3,776	2

Long term:
Available-for-sale:
Money market funds held in trust	$65,505	$0	$65,505	$46,310	$0	$46,310	2
Municipal bonds	4,217	20	4,237	4,352	21	4,373	2
Corporate bonds	3,704	1	3,705	3,540	(3)	3,537	2
U.S. treasuries	4,752	0	4,752	3,963	0	3,963	1

	$78,178	$21	$78,199	$58,165	$18	$58,183

The Company’s long-term restricted certificates of deposit are summarized as follows (in thousands):

	March 31, 2015			December 31, 2014
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Restricted certificates of deposit	$114,335	$0	$114,335	$114,335	$0	$114,335	2

Note 7 - Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended March 31, 2015. Management’s review of positive evidence included the existence of federal and California taxable income in eligible carryback years, reversal of temporary items, and projection of future taxable income. Management concluded that no additional valuation allowance, other than those previously recorded against particular deferred tax assets, was required at March 31, 2015. Management will monitor the need for an additional valuation allowance at each quarter in the future and, if the negative evidence outweighs the positive evidence, an allowance will be recorded.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 8 - Litigation

On November 6, 2014, plaintiffs in Michael Arciaga, et al. v. Barrett Business Services, Inc., et al., filed an action in the United States District Court for the Western District of Washington against BBSI and Michael L. Elich and James D. Miller, BBSI’s Chief Executive Officer and Chief Financial Officer, respectively. The action purports to be a class action brought on behalf of all Company shareholders alleging violations of the federal securities laws. The claims arise from the decline in the market price for BBSI common stock following announcement of a charge for increased workers compensation reserves expense. The lawsuit seeks compensatory damages (in an amount to be determined at trial), plus interest, and costs and expenses (including attorney fees and expert fees).

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

On April 29, 2015, the plaintiffs in the class action filed a consolidated amended complaint that asserts the same legal claims as the original lawsuits. BBSI intends to file a motion to dismiss the complaint no later than June 12, 2015. Discovery has not been undertaken as it is automatically stayed under the federal Private Securities Litigation Reform Act.

On February 27, 2015, BBSI received a letter from counsel for an alleged stockholder accusing each of the Company’s directors and officers with having breached his fiduciary duties of loyalty and good faith based on the same facts as those alleged in the three lawsuits described above and alleging that the Company has sustained and continues to sustain damages, including the costs and expenses incurred in connection with the Company’s reserve strengthening process, reserve study and consultants, the cost of stock repurchases in October 2014, compensation paid to the Company’s officers, and costs of negotiating the Company’s credit facility with its principal lender. The letter demands that BBSI’s Board of Directors take action against each of the Company’s officers and directors to recover these damages and the proceeds of sales of stock by the officers and directors during 2013 and 2014. The letter states that if the Board does not take these actions within a reasonable period, the stockholder will commence a shareholder derivative action on behalf of the Company. With the assistance of outside counsel, the Board conducted an investigation of the allegations made by the stockholder and responded on May 4, 2015, that it found no basis for taking legal action against any of BBSI’s officers or directors.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 8 - Litigation (Continued)

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

	Percentage of Total Revenue
	Three Months Ended
	March 31,
	2015	2014
Revenues:
Professional employer service fees	76.5%	75.2%
Staffing services	23.5	24.8

Total revenues	100.0	100.0

Cost of revenues:
Direct payroll costs	17.8	18.8
Payroll taxes and benefits	52.9	53.9
Workers’ compensation	23.9	20.4

Total cost of revenues	94.6	93.1

Gross margin	5.4	6.9

Selling, general and administrative expenses	10.2	10.6
Depreciation and amortization	0.4	0.5

Loss from operations	(5.2)	(4.2)

Other (expense) income, net	(0.3)	0.1

Loss before income taxes	(5.5)	(4.1)

Benefit from income taxes	(2.0)	(1.4)

Net loss	(3.5)%	(2.7)%

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

	Unaudited
	Three Months Ended
(in thousands)	March 31,
	2015	2014
Revenues:
Professional employer services	$857,760	$693,926
Staffing services	39,166	33,451

Total revenues	896,926	727,377

Cost of revenues:
Direct payroll costs	754,435	613,320
Payroll taxes and benefits	88,294	72,817
Workers’ compensation	45,221	31,934

Total cost of revenues	887,950	718,071

Gross margin	$8,976	$9,306

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross professional employer services revenues to net professional employer services revenues is as follows:

	Unaudited
	Three Months Ended March 31,
	Gross Revenue				Net Revenue
(in thousands)	Reporting Method		Reclassification		Reporting Method
	2015	2014	2015	2014	2015	2014
Revenues:
Professional employer services	$857,760	$693,926	$(730,009)	$(592,237)	$127,751	$101,689
Staffing services	39,166	33,451	0	0	39,166	33,451

Total revenues	$896,926	$727,377	$(730,009)	$(592,237)	$166,917	$135,140

Cost of revenues	$887,950	$718,071	$(730,009)	$(592,237)	$157,941	$125,834

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our co-employed client companies.

Three months ended March 31, 2015 and 2014

Net loss for the first quarter of 2015 amounted to $5.8 million, as compared to a net loss of $3.6 million for the first quarter of 2014. Diluted loss per share for the first quarter of 2015 was $0.81 compared to diluted loss per share of $0.50 for the comparable 2014 period.

Revenues for the first quarter of 2015 totaled $166.9 million, an increase of approximately $31.8 million or 23.5% over the first quarter of 2014, which reflects an increase in the Company’s professional employer service fee revenue of $26.1 million or 25.6%, coupled with an increase in staffing services revenue of $5.7 million or 17.1%. Approximately 78% of our revenue during the three months ended March 31, 2015, and 2014 was attributable to our California operations.

Our growth in professional employer service revenues continues to be primarily attributable to new customers, resulting from continued strength in our referral channels as business from new customers during the first quarter of 2015 nearly doubled our lost business from former customers. Professional employer service revenues from continuing customers reflected a 7.6% increase compared to the first quarter of 2014, primarily resulting from increases in employee headcount and hours worked. The increase in staffing revenues was due primarily to an increase in revenue from the addition of new business, coupled with an increase in revenue from continuing customers, partially offset by lost business from former customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2015 and 2014 (Continued)

Gross margin for the first quarter of 2015 totaled approximately $9.0 million or 5.4% of revenue compared to $9.3 million or 6.9% for the first quarter of 2014. The 1.5% decline in gross margin percentage was primarily due to an increase in workers’ compensation expense, as a percentage of revenues, partially offset by a decline in payroll taxes and benefits, and direct payroll costs, as a percentage of revenues.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $27.6 million or 20.4% in the first quarter of 2014 to $39.9 million or 23.9% in the first quarter of 2015. Our provision for current year claims of $26.2 million was based on the loss rate as a percentage of payroll calculated by our independent actuary at March 31, 2015. The percentage rate increase was primarily due to completing the transition to the ACE fronted insurance program, an increase in the provision for claim cost related to current year claims, and increased cost for surety bonds and standby letters of credit.

As described in our Annual Report on Form 10-K for the year ended December 31, 2014, we maintain reserves (recorded as accrued liabilities on our balance sheet) to cover our estimated liabilities for our self-insured workers’ compensation claims. The adequacy of reserves can be affected by both internal and external events, including adverse development on existing claims, changes in medical, administrative and legal costs, and legislative or systemic changes.

The Company has provided a total of $222.3 million and $216.0 million at March 31, 2015 and December 31, 2014, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary at March 31, 2015 and December 31, 2014. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

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

Results of Operations (Continued)

Three months ended March 31, 2015 and 2014 (Continued)

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

Payroll taxes and benefits, as a percentage of revenues, for the first quarter of 2015 was 52.9% compared to 53.9% for the first quarter of 2014. The percentage rate decrease was primarily due to a slight decline in the overall state unemployment tax rates where the Company does business and to a small rise in the overall average wage rates which allowed the tax ceilings to be reached sooner in 2015 as compared to 2014.

Direct payroll costs, as a percentage of revenues, decreased from 18.8% for the first quarter of 2014 to 17.8% for the first quarter of 2015, primarily due to the increase in our mix of professional employer services in the Company’s customer base compared to the first quarter of 2014 and the effect of each customer’s unique mark-up percent.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2015 totaled approximately $17.0 million, an increase of $2.6 million or 18.1% over the first quarter of 2014. The increase was primarily attributable to increases in management payroll, increased

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended March 31, 2015 and 2014 (Continued)

information technology (“IT”) expenses, and other variable expense components within SG&A to support our business growth. The increased IT expenses relate to projects designed to enhance access and delivery of information to the field as well as, improve efficiencies over time.

The income tax rate for the 2015 first quarter was 36.4% compared to the 2014 first quarter rate of 35.5%. We expect the effective income tax rate for the balance of 2015 to remain at a similar rate to the 2015 first quarter income tax rate.

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

We have begun offering healthcare coverage to eligible staffing employees in compliance with the employer mandate provision of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”). The Acts represent comprehensive U.S. healthcare reform legislation that, in addition to other provisions, would subject us to potential penalties unless we offer to our employees minimum essential healthcare coverage that is affordable. While it is still early in the adoption phase of the Acts’ employer mandate provision, our initial price increases appear to be sufficient to cover implementation and operating costs of offering healthcare coverage to staffing employees.

Liquidity and Capital Resources

The Company’s cash position for the three months ended March 31, 2015 increased $3.7 million from December 31, 2014, compared to a decrease of $27.3 million for the comparable period in 2014. The increase in cash at March 31, 2015 as compared to cash at December 31, 2014, was primarily due to an increase in accrued payroll, payroll taxes and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

benefits of $34.4 million, net proceeds from credit-line borrowings of $5.8 million, sales and maturities of marketable securities of $24.7 million, and an increase in workers’ compensation claims liabilities of $6.3 million. These factors were partially offset by the net loss of $5.8 million, purchases of restricted marketable securities of $29.9 million, and an increase of $27.7 million in trade accounts receivables.

Net cash provided by operating activities for the three months ended March 31, 2015 amounted to $5.5 million compared to $7.7 million for the comparable 2014 period. For the three months ended March 31, 2015, cash flow was primarily due to increases of $34.4 million in accrued payroll, payroll taxes and benefits and $6.3 million in workers’ compensation claims liabilities, partially offset by the net loss of $5.8 million and an increase of $27.7 million in trade account receivables.

Net cash used in investing activities for the three months ended March 31, 2015 was $6.2 million as compared to $33.7 million for the comparable 2014 period. For the 2015 period, cash from investing activities was primarily used to purchase $29.9 million of restricted marketable securities, partially offset by proceeds from sales and maturities of marketable securities of $24.7 million.

Net cash provided by financing activities for the three months ended March 31, 2015 was $4.4 million as compared to $1.3 million of net cash used in financing activities for the comparable 2014 period. For the 2015 period, the cash was primarily provided by proceeds of $28.3 million from credit-line borrowings, partially offset by payments of $22.5 million on credit-line borrowings.

The Company’s business strategy continues to focus on growth through the expansion of operations at existing offices, together with the possibility of selective acquisition of additional personnel-related businesses, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated.

As disclosed in Note 3 to the Consolidated Financial Statements in this Report, the Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement includes a $40.0 million term loan maturing December 31, 2016, as well as a $14.0 million revolving credit line, with a $5.0 million sublimit for unsecured standby letters of credit. The outstanding balance on the term loan was $40.0 million at March 31, 2015 and December 31, 2014. The Company had an outstanding balance of $5.8 million on its revolving credit line at March 31, 2015. The Agreement also includes $114.3 million in cash-secured letters of credit to satisfy collateral requirements associated with various surety deposit requirements for workers’ compensation purposes in the state of California. In conjunction with the letters of credit, the Company posted $114.3 million of certificates of deposit with the Bank as collateral, which is included in long-term assets on the consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

The term loan with the Bank requires payments of $3.0 million on June 30, 2015, $7.0 million on September 30, 2015, $15.0 million on December 31, 2015, $5.0 million on June 30, 2016 and $5.0 million on September 30, 2016, with the balance due at maturity. The term loan bears interest at the one month LIBOR plus 4.0%.

Advances under the revolving credit facility bear interest, as selected by the Company, of either (a) a daily floating rate of one month LIBOR plus 2.0% or (b) a fixed rate of LIBOR plus 2.0%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit facility, and a fee of 1.75% of the face amount of each letter of credit.

The states of California, Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments, totaling $199.3 million at March 31, 2015, to cover potential workers’ compensation claims losses related to the Company’s status or former status as a self-insured employer. In partial satisfaction of these requirements, at March 31, 2015, we have provided surety bonds and standby letters of credit totaling $194.9 million. The State of California requires the Company to maintain a surety deposit of $190.6 million (which is included in the total $194.9 million of surety bonds and standby letters of credit), which the Company satisfied through the posting of third party issued surety bonds, backed by a total of $114.3 million in letters of credit. In conjunction with these letters of credit, the Company posted $114.3 million of certificates of deposit with the Bank as collateral.

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

The Agreement requires the satisfaction of certain financial covenants as follows:

•	minimum Fixed Charge Coverage ratio of no less than 1.5:1.0, measured quarterly on a rolling four-quarter basis; and

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly.

The Agreement includes certain additional covenants as follows:

•	capital expenditures may not exceed a total of $5.0 million in 2015 and of $4.0 million in 2016 without the Bank’s prior approval;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

•	incurring additional indebtedness is prohibited without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing so long as total purchase money indebtedness does not exceed $400,000 at any time;

•	repurchases of the Company’s common stock are prohibited; and

•	quarterly cash dividends up to $0.22 per share may be paid so long as there is no default by the Company and payment would not cause a default.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at March 31, 2015.

Additionally, the Company maintains a term loan with the Bank with a balance of approximately $5.0 million at March 31, 2015, secured by the Company’s corporate office building in Vancouver, Washington. The term loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017.

Management expects that the funds anticipated to be generated from operations and availability under its revolving credit facility will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months.

Inflation

Inflation generally has not been a significant factor in the Company’s operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for workers’ compensation claims.

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves, the effect of changes in its reserving practices and claims management process on its actuarial estimates and workers’ compensation reserves, the effect of changes in the interest rate environment on the value of the Company’s investment securities and long-term debt, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned, fully licensed captive insurance subsidiaries and becoming self-insured for certain business risks, the operation and cost of the Company’s fronted insurance program with ACE in California, the financial viability of the Company’s excess insurance carriers, the effectiveness of the Company’s management information systems, payment of future dividends, the availability of working capital to meet the Company’s funding requirements, and the potential for and effect of acquisitions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Information (Continued)

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include the ability to retain current clients and attract new clients, difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, the potential for material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectability of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the impact of the Patient Protection and Affordable Care Act on our business, the effect of conditions in the global capital markets on the Company’s investment portfolio, and the availability of capital, borrowing capacity on the Company’s revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage or its fronted insurance program, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets and its outstanding borrowings on its line of credit and long-term debt. As of March 31, 2015, the Company’s investment portfolio consisted principally of approximately $114.3 million in restricted certificates of deposit, $78.0 million in money market funds held in trust, $21.7 million in VRDN, $7.8 million in municipal bonds, $6.2 million in corporate bonds, and $4.8 million in U.S. treasuries. The Company’s outstanding long-term debt totaled approximately $19.8 million at March 31, 2015. Based on the Company’s overall interest exposure at March 31, 2015, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets, its outstanding borrowings or its results of operations because of the predominantly short maturities of the securities within the investment portfolio and the relative size of the outstanding borrowings.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive

Item 4.	Controls and Procedures (Continued)

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

On November 6, 2014, plaintiffs in Michael Arciaga, et al. v. Barrett Business Services, Inc., et al., filed an action in the United States District Court for the Western District of Washington against BBSI and Michael L. Elich and James D. Miller, BBSI’s Chief Executive Officer and Chief Financial Officer, respectively. The action purports to be a class action brought on behalf of all Company shareholders alleging violations of the federal securities laws. The claims arise from the decline in the market price for BBSI common stock following announcement of a charge for increased workers compensation reserves expense. The lawsuit seeks compensatory damages (in an amount to be determined at trial), plus interest, and costs and expenses (including attorney fees and expert fees).

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

On April 29, 2015, the plaintiffs in the class action filed a consolidated amended complaint that asserts the same legal claims as the original lawsuits. BBSI intends to file a motion to dismiss the complaint no later than June 12, 2015. Discovery has not been undertaken as it is automatically stayed under the federal Private Securities Litigation Reform Act.

On February 27, 2015, BBSI received a letter from counsel for an alleged stockholder accusing each of the Company’s directors and officers with having breached his fiduciary duties of loyalty and good faith based on the same facts as those alleged in the three lawsuits described above and alleging that the Company has sustained and continues to sustain damages, including the costs and expenses incurred in connection with the Company’s reserve strengthening process, reserve study and consultants, the cost of stock repurchases in October 2014, compensation paid to the Company’s officers, and costs of negotiating the Company’s credit facility with its principal lender. The letter demands that BBSI’s Board of Directors take action against each of the Company’s officers and directors to recover these damages and the proceeds of sales of stock by the officers and directors during 2013 and 2014. The letter states that if the Board does not take these actions within a reasonable period, the stockholder will commence a shareholder derivative action on behalf of the Company. With the assistance of outside counsel, the Board conducted an investigation of the allegations made by the stockholder and responded on May 4, 2015, that it found no basis for taking legal action against any of BBSI’s officers or directors.

Part II – Other Information (Continued)

Item 1.	Legal Proceedings (Continued)

We intend to vigorously defend against the foregoing actions. We have not recorded any liabilities with respect to the claims in our consolidated balance sheets as of March 31, 2015 and December 31, 2014. We believe that the claims are covered under our directors’ and officers’ liability insurance, and we have notified our insurance carriers of the claims. The insurers have responded by requesting additional information and by reserving their rights under the policies, including the right to deny coverage under various policy exclusions. Subject to their reservation of rights and the satisfaction of applicable deductibles, we expect to be reimbursed for substantially all legal fees relating to our defense of the claims.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the consolidated financial position or results of operations of the Company.

BBSI has been informed by staff at the San Francisco office of the Division of Enforcement of the Securities and Exchange Commission (“SEC”) that it has obtained a Formal Order of Investigation in connection with its review of the Company’s accounting practices with regard to its workers’ compensation reserves. The Company is cooperating fully with the SEC staff in providing the requested information.

Item 1A.	Risk Factors

In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 16, 2015, the following risk factor should be considered:

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into U.S. law. The Acts represent comprehensive U.S. healthcare reform legislation that, in addition to other provisions, subjects us to potential penalties unless we offer to our employees minimum essential healthcare coverage that is affordable. In order to comply with the employer mandate provision of the Acts, we have begun offering health care coverage to all temporary and permanent employees eligible for coverage under the Acts. Designating employees as eligible is complex, and is subject to challenge by employees and the Internal Revenue Service. While we believe we have properly identified eligible employees, a later determination that we failed to offer the required health coverage to eligible employees could result in penalties that may materially harm our business. We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to the Acts or changed interpretations of our obligations under the Acts. There can be no assurance that we will be able to recover all related costs through increased pricing to our customers or that such costs will be recovered in the period in which costs are incurred, and the net financial impact on our results of operations could be significant.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no common stock repurchases during the quarter ended March 31, 2015. In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 common shares of the Company’s common stock from time to time to open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million common shares. In October 2008, the Board approved a second increase in the authorized common shares to be repurchased up to 3.0 million shares. At March 31, 2015, 1,121,013 shares could be repurchased under the program.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. (Registrant)

Date: May 11, 2015	/s/ James D. Miller
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