Form 10-Q
period 2015-06-30
BARRETT BUSINESS SERVICES INC
filed 2015-08-07
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Number of shares of common stock, $.01 par value, outstanding at July 31, 2015 was 7,202,062 shares.

BARRETT BUSINESS SERVICES, INC.

Part I - Financial Information

Item 1.	Financial Statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,439	$11,544
Marketable securities	0	29,957
Trade accounts receivable, net	137,862	102,627
Income taxes receivable	8,737	11,421
Prepaid expenses and other	5,689	3,813
Restricted certificates of deposit	26,015	0
Restricted marketable securities and workers’ compensation deposits	21,343	3,776
Deferred income taxes	15,774	15,791

Total current assets	219,859	178,929

Marketable securities	6,048	20,930
Property, equipment and software, net	22,648	22,675
Restricted certificates of deposit	88,320	114,335
Restricted marketable securities and workers’ compensation deposits	101,828	58,533
Other assets	4,840	5,306
Goodwill	47,820	47,820

	$491,363	$448,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,223	$0
Current portion of long-term debt	27,220	25,220
Accounts payable	2,419	2,719
Accrued payroll, payroll taxes and related benefits	144,227	120,133
Other accrued liabilities	1,896	1,917
Workers’ compensation claims liabilities	60,457	54,049
Safety incentives liability	18,147	14,232

Total current liabilities	257,589	218,270

Long-term workers’ compensation claims liabilities	169,154	161,933
Long-term debt	14,723	19,833
Deferred income taxes	8,159	8,159
Customer deposits and other long-term liabilities	1,487	1,675

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,175 and 7,126 shares issued and outstanding	72	71
Additional paid-in capital	6,173	4,410
Accumulated other comprehensive income (loss)	4	(23)
Retained earnings	34,002	34,200

	40,251	38,658

	$491,363	$448,528

The accompanying notes are an integral part of these consolidated financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2015	2014
Revenues:
Professional employer service fees	$140,048	$112,503
Staffing services	42,347	38,566

Total revenues	182,395	151,069

Cost of revenues:
Direct payroll costs	32,188	29,311
Payroll taxes and benefits	72,146	61,130
Workers’ compensation	41,897	30,776

Total cost of revenues	146,231	121,217

Gross margin	36,164	29,852

Selling, general and administrative expenses	21,278	17,958
Depreciation and amortization	709	613

Income from operations	14,177	11,281

Other (expense) income:
Investment income	148	157
Interest expense	(562)	(44)
Other	(65)	(7)

Other (expense) income	(479)	106

Income before income taxes	13,698	11,387
Provision for income taxes	4,952	4,104

Net income	$8,746	$7,283

Basic earnings per common share	$1.22	$1.02

Weighted average number of basic common shares outstanding	7,151	7,173

Diluted earnings per common share	$1.19	$0.98

Weighted average number of diluted common shares outstanding	7,327	7,421

Cash dividends per common share	$0.22	$0.18

The accompanying notes are an integral part of these consolidated financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2015	2014
Revenues:
Professional employer service fees	$267,799	$214,192
Staffing services	81,513	72,017

Total revenues	349,312	286,209

Cost of revenues:
Direct payroll costs	61,952	54,728
Payroll taxes and benefits	160,440	133,947
Workers’ compensation	81,780	58,376

Total cost of revenues	304,172	247,051

Gross margin	45,140	39,158

Selling, general and administrative expenses	38,253	32,327
Depreciation and amortization	1,392	1,197

Income from operations	5,495	5,634

Other (expense) income:
Investment income	236	301
Interest expense	(1,082)	(88)
Other	(78)	(17)

Other (expense) income	(924)	196

Income before income taxes	4,571	5,830
Provision for income taxes	1,627	2,130

Net income	$2,944	$3,700

Basic earnings per common share	$0.41	$0.52

Weighted average number of basic common shares outstanding	7,143	7,171

Diluted earnings per common share	$0.40	$0.50

Weighted average number of diluted common shares outstanding	7,328	7,444

Cash dividends per common share	$0.44	$0.36

The accompanying notes are an integral part of these consolidated financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2015	2014
Net Income	$8,746	$7,283
Unrealized losses on marketable securities, net of tax of $(11) and $(8) in 2015 and 2014, respectively	(17)	(13)

Comprehensive income	$8,729	$7,270

	Six Months Ended June 30,
	2015	2014
Net Income	$2,944	$3,700
Unrealized gains (losses) on marketable securities, net of tax of $17 and $(15) in 2015 and 2014, respectively	27	(24)

Comprehensive income	$2,971	$3,676

The accompanying notes are an integral part of these consolidated financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2015 and 2014

(Unaudited)

(In thousands)

			Additional	Accumulated Other Comprehensive
	Common Stock		Paid-in	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total

Balance, December 31, 2013	7,165	$72	$5,781	$(26)	$66,726	$72,553

Common stock issued on exercise of options	17	0	213	0	0	213
Share based compensation expense, net of tax	0	0	671	0	0	671
Excess tax benefits from share-based compensation	0	0	124	0	0	124
Company repurchase of common stock	(20)	0	(991)	0	0	(991)
Cash dividends on common stock	0	0	0	0	(2,582)	(2,582)
Unrealized holding losses on marketable securities, net of tax	0	0	0	(24)	0	(24)
Net income	0	0	0	0	3,700	3,700

Balance, June 30, 2014	7,162	$72	$5,798	$(50)	$67,844	$73,664

Balance, December 31, 2014	7,126	$71	$4,410	$(23)	$34,200	$38,658

Common stock issued on exercise of options and vesting of restricted stock units	50	1	689	0	0	690
Common stock repurchased on vesting of restricted stock units	(1)	0	(65)	0	0	(65)
Share based compensation expense, net of tax	0	0	1,069	0	0	1,069
Excess tax benefits from share-based compensation	0	0	70	0	0	70
Cash dividends on common stock	0	0	0	0	(3,142)	(3,142)
Unrealized holding gains on marketable securities, net of tax	0	0	0	27	0	27
Net income	0	0	0	0	2,944	2,944

Balance, June 30, 2015	7,175	$72	$6,173	$4	$34,002	$40,251

The accompanying notes are an integral part of these consolidated financial statements

BARRETT BUSINESS SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,944	$3,700
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	1,392	1,197
Losses recognized on marketable securities	1	1
Deferred income taxes	0	(395)
Share-based compensation	1,069	671
Excess tax benefit from share-based compensation	(70)	(124)
Changes in certain assets and liabilities:
Trade accounts receivable, net	(35,235)	(18,422)
Income taxes receivable	2,754	0
Prepaid expenses and other	(1,876)	(2,257)
Accounts payable	(300)	(817)
Accrued payroll, payroll taxes and related benefits	24,094	13,194
Other accrued liabilities	(21)	768
Income taxes payable	0	1,210
Workers’ compensation claims liabilities	13,629	10,062
Safety incentives liability	3,915	(368)
Customer deposits, long-term liabilities and other assets, net	278	291

Net cash provided by operating activities	12,574	8,711

Cash flows from investing activities:
Purchase of property and equipment	(1,365)	(2,434)
Proceeds from sales and maturities of marketable securities	47,197	7,045
Purchase of marketable securities	(2,315)	(24,019)
Purchase of restricted certificates of deposit	0	(8,154)
Proceeds from maturities of restricted marketable securities	3,621	4,017
Purchase of restricted marketable securities	(64,483)	(27,508)

Net cash used in investing activities	(17,345)	(51,053)

Cash flows from financing activities:
Proceeds from credit-line borrowings	44,934	3,731
Payments on credit-line borrowings	(41,711)	(3,731)
Payments on long-term debt	(3,110)	(110)
Repurchase of common stock	0	(991)
Common stock repurchased on vesting of restricted stock units	(65)	0
Dividends paid	(3,142)	(2,582)
Proceeds from exercise of stock options	690	213
Excess tax benefits from share-based compensation	70	124

Net cash used in financing activities	(2,334)	(3,346)

Net decrease in cash and cash equivalents	(7,105)	(45,688)
Cash and cash equivalents, beginning of period	11,544	93,557

Cash and cash equivalents, end of period	$4,439	$47,869

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

Marketable securities

As of June 30, 2015, the Company’s marketable securities consisted of tax-exempt municipal securities, corporate bonds and U.S. Treasuries. The Company classifies municipal securities, corporate bonds and U.S. Treasuries as available for sale; they are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost and the Company’s ability and intent to hold the investments. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the statement of operations.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $222,000 and $291,000 at June 30, 2015 and December 31, 2014, respectively. The Company must make estimates of the collectability of accounts receivable for services provided to customers. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic conditions, and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

The Company makes monthly payments into a trust account established between the Company and ACE related to the new ACE fronted insurance program to be set aside for the payment of future claims. The balance in the trust account was $109.5 million and $50.1 million at June 30, 2015 and December 31, 2014, respectively. The trust account balance is included as a component of the current and long-term restricted marketable securities and workers’ compensation deposits in the accompanying consolidated balance sheets.

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

The Company has provided a total of $229.6 million and $216.0 million at June 30, 2015 and December 31, 2014, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary at June 30, 2015 and December 31, 2014. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

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

Safety incentives liability

Safety incentives represent cash incentives paid to certain client companies under client service agreements for maintaining safe-work practices in order to minimize workplace injuries. The Company has provided $18.1 million at June 30, 2015 and $14.2 million at December 31, 2014 as an estimate of the liability for unpaid safety incentives. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The liability is estimated and accrued each month based upon contract year-to-date payroll and the then-current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator, and the expected payout as determined by historical incentive payment trends. Safety incentive expense is netted against professional employer services revenue in our consolidated statements of operations.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Statements of cash flows

Interest paid during the six months ended June 30, 2015 and 2014 did not materially differ from interest expense. Income taxes received by the Company during the six months ended June 30, 2015 totaled $1.1 million compared to income taxes paid during the six months ended June 30, 2014 of $1.3 million.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2015 presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash, working capital or stockholders’ equity.

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

Note 2 – Recently Issued Accounting Pronouncements

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In April 2015, the FASB voted for a one-year deferral of the effective date of ASU 2014-09. If approved, the new guidance will be effective for annual and interim periods beginning on or after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. We have not yet selected a transition method and are in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

Presentation of debt issuance costs

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This amends the presentation of debt issuance costs on the consolidated balance sheet, such that it requires

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 2 – Recently Issued Accounting Pronouncements (Continued)

Presentation of debt issuance costs (Continued)

debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in this accounting standard update are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect the adoption of this accounting standard update to have a material impact on our consolidated balance sheets.

Note 3 – Revolving Credit Facility and Long-Term Debt

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement includes a $40.0 million term loan maturing December 31, 2016, as well as a $14.0 million revolving credit line, with a $5.0 million sublimit for unsecured standby letters of credit. The outstanding balance on the term loan was $37.0 million at June 30, 2015 and $40.0 million at December 31, 2014. The Company had an outstanding balance of $3.2 million on its revolving credit line at June 30, 2015. The Agreement also includes $114.3 million in cash-secured letters of credit to satisfy collateral requirements associated with various surety deposit requirements for workers’ compensation purposes in the state of California. In conjunction with these letters of credit, the Company posted $114.3 million of certificates of deposit with the Bank as collateral, of which $26.0 million and $88.3 million is included in current assets and long-term assets, respectively, on the consolidated balance sheet at June 30, 2015 and $114.3 million was included in long-term assets on the consolidated balance sheet as of December 31, 2014.

The term loan with the Bank requires payments of $7.0 million on September 30, 2015, $15.0 million on December 31, 2015, $5.0 million on June 30, 2016 and $5.0 million on September 30, 2016, with the balance due at maturity. The term loan bears interest at the one month LIBOR plus 4.0%.

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

Note 3 – Revolving Credit Facility and Long-Term Debt (Continued)

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

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. The Company was in compliance with all applicable financial covenants at June 30, 2015.

Additionally, the Company maintains a term loan with the Bank with a balance of approximately $4.9 million and $5.1 million at June 30, 2015 and December 31, 2014, respectively, secured by the Company’s corporate office building in Vancouver, Washington. The term loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017.

Note 4 - Basic and Diluted Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period using the treasury method. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options and vesting of restricted stock units. Basic and diluted shares outstanding are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average number of basic shares outstanding	7,151	7,173	7,143	7,171

Effect of dilutive securities	176	248	185	273

Weighted average number of diluted shares outstanding	7,327	7,421	7,328	7,444

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 5 - Workers’ Compensation

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance
Workers’ compensation claims liabilities	$222,265	$120,135	$215,982	$112,444

Add: claims expense accrual:
Current period	28,983	17,548	55,219	33,899
Prior periods	(4,387)	1,303	(7,573)	5,104

	24,596	18,851	47,646	39,003

Less: claim payments related to:
Current period	2,979	2,739	3,755	3,138
Prior periods	14,271	13,741	30,262	25,803

	17,250	16,480	34,017	28,941

Ending balance
Workers’ compensation claims liabilities	$229,611	$122,506	$229,611	$122,506

Incurred but not reported (IBNR)	$118,959	$29,871	$118,959	$29,871

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Fair Value Measurement

Marketable securities consist of the following investments (in thousands):

	June 30, 2015			December 31, 2014
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Current:
Available-for-sale:
VRDN	$0	$0	$0	$21,670	$0	$21,670	2
Certificates of deposit	0	0	0	8,330	(43)	8,287	2

	$0	$0	$0	$30,000	$(43)	$29,957

Long term:
Available-for-sale:
Municipal bonds	$3,438	$6	$3,444	$3,843	$7	$3,850	2
Corporate bonds	2,607	(3)	2,604	2,153	(3)	2,150	2
Certificates of deposit	0	0	0	14,944	(14)	14,930	2

	$6,045	$3	$6,048	$20,940	$(10)	$20,930

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 6 - Fair Value Measurement (Continued)

The Company’s restricted marketable securities component of restricted marketable securities and workers’ compensation deposits consists of the following (in thousands):

	June 30, 2015			December 31, 2014
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Fair Value Category
Current:
Available-for-sale:
Money market funds held in trust	$21,343	$0	$21,343	$3,776	$0	$3,776	2

	$21,343	$0	$21,343	$3,776	$0	$3,776

Long term:
Available-for-sale:
Money market funds held in trust	$88,153	$0	$88,153	$46,310	$0	$46,310	2
Municipal bonds	3,952	10	3,962	4,352	21	4,373	2
Corporate bonds	4,002	(4)	3,998	3,540	(3)	3,537	2
U.S. treasuries	5,080	0	5,080	3,963	0	3,963	1

	$101,187	$6	$101,193	$58,165	$18	$58,183

The Company’s restricted certificates of deposit are summarized as follows (in thousands):

	June 30, 2015			December 31, 2014
	Cost	Gross Unrealized Gains	Recorded Basis	Cost	Gross Unrealized Gains	Recorded Basis	Fair Value Category
Current:
Restricted certificates of deposit	$26,015	$0	$26,015	$0	$0	$0	2

	$26,015	$0	$26,015	$0	$0	$0

Long term:
Restricted certificates of deposit	$88,320	$0	$88,320	$114,335	$0	$114,335	2

	$88,320	$0	$88,320	$114,335	$0	$114,335

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 7 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended June 30, 2015. Management’s review of positive evidence included the existence of federal and California taxable income in eligible carryback years, reversal of temporary items, and projection of future taxable income. Management concluded that no additional valuation allowance, other than those previously recorded against particular deferred tax assets, was required at June 30, 2015. Management will monitor the need for an additional valuation allowance at each quarter in the future and, if the negative evidence outweighs the positive evidence, an allowance will be recorded.

Note 8 – Litigation

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

On April 29, 2015, the plaintiffs in the class action filed a consolidated amended complaint that asserts the same legal claims as the original lawsuits. On June 12, 2015, defendants filed a motion to dismiss the consolidated amended complaint. A hearing on the motion to dismiss the lawsuits is scheduled for early September 2015. Discovery has not been undertaken as it is automatically stayed under the federal Private Securities Litigation Reform Act.

BARRETT BUSINESS SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 8 – Litigation (Continued)

BBSI received a subpoena from the San Francisco office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) in May 2015 in connection with the SEC’s investigation of the Company’s accounting practices with regard to its workers’ compensation reserves. The Company believes that the SEC’s inquiry was precipitated by the litigation described above and is cooperating fully with the SEC staff in providing the requested information.

On June 17, 2015, Daniel Salinas (“Salinas”) filed a shareholder derivative lawsuit against BBSI and certain of its officers and directors in the Circuit Court for Baltimore City, Maryland. The complaint alleges breaches of fiduciary duty, unjust enrichment and other violations of law and seeks recovery of various damages, including the costs and expenses incurred in connection with the Company’s reserve strengthening process, reserve study and consultants, the cost of stock repurchases by BBSI in October 2014, compensation paid to the Company’s officers, and costs of negotiating the Company’s credit facility with its principal lender, as well as the proceeds of sales of stock by certain of BBSI’s officers and directors during 2013 and 2014. The derivative claim challenges substantially the same conduct as the shareholder class action lawsuits described above. The Company’s first appearance is due September 21, 2015. The derivative lawsuit follows a prior demand letter from counsel representing Salinas received by BBSI on February 27, 2015.

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

Services Overview

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

Results of Operations

The following table sets forth percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014.

	Percentage of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Professional employer service fees	76.8%	74.5%	76.7%	74.8%
Staffing services	23.2	25.5	23.3	25.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	17.6	19.4	17.7	19.1
Payroll taxes and benefits	39.6	40.4	45.9	46.8
Workers’ compensation	23.0	20.4	23.5	20.4

Total cost of revenues	80.2	80.2	87.1	86.3

Gross margin	19.8	19.8	12.9	13.7

Selling, general and administrative expenses	11.6	12.0	10.9	11.4
Depreciation and amortization	0.4	0.4	0.4	0.4

Income from operations	7.8	7.4	1.6	1.9

Other (expense) income, net	(0.3)	0.1	(0.3)	0.1

Income before income taxes	7.5	7.5	1.3	2.0

Provision for income taxes	2.7	2.7	0.5	0.7

Net Income	4.8%	4.8%	0.8%	1.3%

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

(in thousands)	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Professional employer services	$929,521	$759,838	$1,787,281	$1,453,764
Staffing services	42,347	38,566	81,513	72,017

Total revenues	971,868	798,404	1,868,794	1,525,781

Cost of revenues:
Direct payroll costs	815,773	672,078	1,570,208	1,285,398
Payroll taxes and benefits	72,146	61,130	160,440	133,947
Workers’ compensation	47,785	35,344	93,006	67,278

Total cost of revenues	935,704	768,552	1,823,654	1,486,623

Gross margin	$36,164	$29,852	$45,140	$39,158

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

A reconciliation of non-GAAP gross professional employer services revenues to net professional employer services revenues is as follows:

	Unaudited Three Months Ended June 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2015	2014	2015	2014	2015	2014
Revenues:
Professional employer services	$929,521	$759,838	$(789,473)	$(647,335)	$140,048	$112,503
Staffing services	42,347	38,566	0	0	42,347	38,566

Total revenues	$971,868	$798,404	$(789,473)	$(647,335)	$182,395	$151,069

Cost of revenues	$935,704	$768,552	$(789,473)	$(647,335)	$146,231	$121,217

	Unaudited Six Months Ended June 30,
(in thousands)	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2015	2014	2015	2014	2015	2014
Revenues:
Professional employer services	$1,787,281	$1,453,764	$(1,519,482)	$(1,239,572)	$267,799	$214,192
Staffing services	81,513	72,017	0	0	81,513	72,017

Total revenues	$1,868,794	$1,525,781	$(1,519,482)	$(1,239,572)	$349,312	$286,209

Cost of revenues	$1,823,654	$1,486,623	$(1,519,482)	$(1,239,572)	$304,172	$247,051

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our co-employed client companies.

Three months ended June 30, 2015 and 2014

Net income for the second quarter of 2015 amounted to $8.7 million, as compared to net income of $7.3 million for the second quarter of 2014. Diluted income per share for the second quarter of 2015 was $1.19 compared to diluted income per share of $0.98 for the comparable 2014 period.

Revenues for the second quarter of 2015 totaled $182.4 million, an increase of approximately $31.3 million or 20.7% over the second quarter of 2014, which reflects an increase in the Company’s professional employer service fee revenue of $27.5 million or 24.5%, coupled with an increase in staffing services revenue of $3.8 million or 9.8%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2015 and 2014 (Continued)

Approximately 78% and 76%, respectively, of our revenue during the three months ended June 30, 2015 and 2014 was attributable to our California operations.

Our growth in professional employer service revenues continues to be primarily attributable to new customers, resulting from continued strength in our referral channels as business from new customers during the second quarter of 2015 doubled our lost business from former customers. Professional employer service revenues from continuing customers reflected a 9.2% increase compared to the second quarter of 2014, primarily resulting from increases in employee headcount and hours worked. The increase in staffing revenues was due primarily to an increase in revenue from continuing customers, coupled with an increase in revenue from the addition of new business, partially offset by lost business from former customers.

Gross margin for the second quarter of 2015 totaled approximately $36.2 million or 19.8% of revenue compared to $29.9 million or 19.8% of revenue for the second quarter of 2014. The constant gross margin percentage was primarily due to an increase in workers’ compensation expense, as a percentage of revenues, offset by declines in direct payroll costs and payroll taxes and benefits, as a percentage of revenues.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $30.8 million or 20.4% in the second quarter of 2014 to $41.9 million or 23.0% in the second quarter of 2015. The percentage rate increase was primarily due to completing the transition to the ACE fronted insurance program, an increase in the provision for claim costs related to current year claims, and increased costs for surety bonds and standby letters of credit. Our provision for current year claims of $29.0 million was based on the loss rate as a percentage of payroll calculated by our independent actuary at June 30, 2015.

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

The Company has provided a total of $229.6 million and $216.0 million at June 30, 2015 and December 31, 2014, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary at June 30, 2015 and December 31, 2014. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims and anticipated increases in case reserve estimates. Also included in these estimates are amounts for unallocated loss adjustment expenses, including legal costs. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Three months ended June 30, 2015 and 2014 (Continued)

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

Results of Operations (Continued)

Three months ended June 30, 2015 and 2014 (Continued)

Direct payroll costs, as a percentage of revenues, decreased from 19.4% for the second quarter of 2014 to 17.6% for the second quarter of 2015, primarily due to the increase in our mix of professional employer services in the Company’s customer base compared to the second quarter of 2014 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the second quarter of 2015 was 39.6% compared to 40.4% for the second quarter of 2014. The percentage rate decrease was primarily due to a decline in the overall state unemployment tax rates where the Company does business and to a small rise in the overall average wage rates which allowed the tax ceilings to be reached sooner in 2015 as compared to 2014.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2015 totaled approximately $21.3 million, an increase of $3.3 million or 18.5% over the second quarter of 2014. The increase was primarily attributable to increases in management payroll, incentive bonus pay to field operations, and other variable expense components within SG&A to support our business growth.

Other expense for the second quarter of 2015 totaled approximately $479,000 as compared to other income of approximately $106,000 for the comparable 2014 period. The change was primarily attributable to an increase in interest expense from $44,000 in the second quarter of 2014 to $562,000 in the second quarter of 2015 resulting from the Company’s new credit agreement with its principal bank as disclosed in Note 3 to the Consolidated Financial Statements in this Report.

The income tax rate for the 2015 second quarter was 36.2% compared to the 2014 second quarter rate of 36.0%. We expect the effective income tax rate for the balance of 2015 to remain at a similar rate to the 2015 second quarter income tax rate.

Six months ended June 30, 2015 and 2014

Net income for the six months ended June 30, 2015 amounted to $2.9 million, as compared to a net income of $3.7 million for the first six months of 2014. Diluted income per share for the first six months of 2015 was $0.40 compared to diluted income per share of $0.50 for the comparable 2014 period.

Revenues for the first six months of 2015 totaled $349.3 million, an increase of approximately $63.1 million or 22.0% over the similar period of 2014, which reflects an increase in the Company’s professional employer service fee revenue of $53.6 million or 25.0%, coupled with an increase in staffing services revenue of $9.5 million or 13.2%.

Approximately 78% and 77%, respectively, of our revenue during the first six months ended June 30, 2015 and 2014 was attributable to our California operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2015 and 2014 (Continued)

Our growth in professional employer service revenues was primarily attributable to new customers, resulting from continued strength in our referral channels as business from new customers during the first six months of 2015 doubled our lost business from former customers. Professional employer service revenues from continuing customers reflected a 8.3% increase compared to the first six months of 2014, primarily resulting from increases in employee headcount and hours worked. The increase in staffing revenues was due primarily to an increase in revenue from the addition of new business, coupled with an increase in revenue from continuing customers, partially offset by lost business from former customers.

Gross margin for the first six months of 2015 totaled approximately $45.1 million or 12.9% of revenue compared to $39.2 million or 13.7% of revenue for the first six months of 2014. The .8% decline in gross margin percentage was primarily due to an increase in workers’ compensation expense, as a percentage of revenues, partially offset by a decline in direct payroll costs and payroll taxes and benefits, as a percentage of revenues.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $58.4 million or 20.4% in the first six months of 2014 to $81.8 million or 23.5% in the first six months of 2015. The percentage rate increase was primarily due to completing the transition to the ACE fronted insurance program, an increase in the provision for claim costs related to current year claims, and increased costs for surety bonds and standby letters of credit. Our provision for current year claims of $55.2 million was based on the loss rate as a percentage of payroll calculated by our independent actuary at June 30, 2015.

Direct payroll costs, as a percentage of revenues, decreased from 19.1% for the first six months of 2014 to 17.7% for the first six months of 2015, primarily due to the increase in our mix of professional employer services in the Company’s customer base compared to the first six months of 2014 and the effect of each customer’s unique mark-up percent.

Payroll taxes and benefits, as a percentage of revenues, for the first six months of 2015 was 45.9% compared to 46.8% for the comparable period of 2014. The percentage rate decrease was primarily due to a decline in the overall state unemployment tax rates where the Company does business and to a small rise in the overall average wage rates which allowed the tax ceilings to be reached sooner in 2015 as compared to 2014.

SG&A expenses for the first six months of 2015 totaled approximately $38.3 million, an increase of $5.9 million or 18.3% over the first six months of 2014. The increase was primarily attributable to increases in management payroll, incentive bonus pay to field operations, information technology (“IT”) expenses and other variable expense components within SG&A to support our business growth. The increased IT expenses related to projects designed to enhance access and delivery of information to the field as well as to improve efficiencies in operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Six months ended June 30, 2015 and 2014 (Continued)

Other expense for the six months ended June 30, 2015 totaled approximately $924,000 as compared to other income of approximately $196,000 for the comparable 2014 period. The change was primarily attributable to an increase in interest expense from $88,000 in the first six months of 2014 to $1.1 million in the comparable 2015 period resulting from the Company’s new credit agreement with its principal bank as disclosed in Note 3 to the Consolidated Financial Statements in this Report.

The income tax rate for the first six months of 2015 was 35.6% compared to the income tax rate for the first six months of 2014 of 36.5%.

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

Liquidity and Capital Resources

The Company’s cash position for the six months ended June 30, 2015 decreased $7.1 million from December 31, 2014, compared to a decrease of $45.7 million for the comparable period in 2014. The decrease in cash at June 30, 2015, as compared to December 31, 2014, was primarily due to the purchase of restricted marketable securities of $64.5 million and an increase of trade accounts receivable of $35.2 million, partially offset by net income of $2.9 million, proceeds from sales and maturities of marketable securities of $47.2 million, an increase in accrued payroll, payroll taxes and related benefits of $24.1 million, and an increase in workers’ compensation claims liabilities of $13.6 million.

Net cash provided by operating activities for the six months ended June 30, 2015 amounted to $12.6 million, compared to $8.7 million for the comparable 2014 period. For the six months ended June 30, 2015, cash flow was primarily due to net income of $2.9 million, increases of $24.1 million in accrued payroll, payroll taxes and related benefits, $13.6 million in workers’ compensation claims liabilities and $3.9 million in safety incentives liability, partially offset by $35.2 million in increased trade accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2015 was $17.3 million, as compared to $51.0 million for the comparable 2014 period. For the 2015 period, cash from investing activities was primarily used to purchase $64.5 million of restricted marketable securities, partially offset by proceeds from sales and maturities of marketable securities of $47.2 million.

Net cash used in financing activities for the six months ended June 30, 2015 was $2.3 million as compared to $3.3 million for the comparable 2014 period. For the 2015 period, cash was primarily used for payments of $41.7 million on credit-line borrowings, $3.1 million of dividends paid, and payments of $3.1 million on long-term debt, partially offset by proceeds of $44.9 million from credit-line borrowings.

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

As disclosed in Note 3 to the Consolidated Financial Statements in this Report, the Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement includes a $40.0 million term loan maturing December 31, 2016, as well as a $14.0 million revolving credit line, with a $5.0 million sublimit for unsecured standby letters of credit. The outstanding balance on the term loan was $37.0 million and $40.0 million at June 30, 2015 and December 31, 2014, respectively. The Company had an outstanding balance of $3.2 million on its revolving credit line at June 30, 2015. The Agreement also includes $114.3 million in cash-secured letters of credit to satisfy collateral requirements associated with various surety deposit requirements for workers’

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

compensation purposes in the state of California. In conjunction with the letters of credit, the Company posted $114.3 million of certificates of deposit with the Bank as collateral, of which $26.0 million and $88.3 million are included in current assets and long-term assets, respectively, on the consolidated balance sheet at June 30, 2015 and $114.3 million was included in long-term assets on the consolidated balance sheet as of December 31, 2014.

The term loan with the Bank requires payments of $7.0 million on September 30, 2015, $15.0 million on December 31, 2015, $5.0 million on June 30, 2016, and $5.0 million on September 30, 2016, with the balance due at maturity. The term loan bears interest at the one month LIBOR plus 4.0%.

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

The states of California, Oregon, Maryland, Washington, Delaware and Colorado required us to maintain specified investment balances or other financial instruments, totaling $199.3 million at June 30, 2015, to cover potential workers’ compensation claims losses related to the Company’s status or former status as a self-insured employer. In partial satisfaction of these requirements, at June 30, 2015, we have provided surety bonds and standby letters of credit totaling $194.9 million. As of June 30, 3015, the State of California required the Company to maintain a surety deposit of $190.6 million (which is included in the total $194.9 million of surety bonds and standby letters of credit), which the Company satisfied through the posting of third party issued surety bonds, backed by a total of $114.3 million in letters of credit. In conjunction with these letters of credit, the Company posted $114.3 million of restricted certificates of deposit with the Bank as collateral.

Subsequent to June 30, 2015, the State of California reduced the Company’s security requirement from $190.6 million to $147.2 million. As a result of the reduced security requirement, the Company’s cash-secured letters of credit with its principal bank of $114.3 million will be reduced to $88.3 million during the third quarter of 2015. Correspondingly, the certificates of deposit collateral with the Bank will be reduced from $114.3 million to $88.3 million. The restricted certificates of deposit are included in current assets and long-term assets at $26.0 million and $88.3 million, respectively, on the consolidated balance sheet at June 30, 2015. Management expects future balances of the certificates of deposit and the letters of credit to decrease over time due to a declining self-insured liability as the Company’s ability to self-insure its workers’ compensation liabilities in California ended December 31, 2014. Consequently, management expects the Company’s working capital position to improve in future quarters as the related collateral requirements ease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles, inventory and equipment.

The Agreement requires the satisfaction of certain financial covenants as follows:

•	minimum Fixed Charge Coverage ratio of no less than 1.5:1.0, measured quarterly on a rolling four-quarter basis; and

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly.

The Agreement includes certain additional covenants as follows:

•	capital expenditures may not exceed a total of $5.0 million in 2015 and $4.0 million in 2016 without the Bank’s prior approval;

•	incurring additional indebtedness is prohibited without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing so long as total purchase money indebtedness does not exceed $400,000 at any time;

•	repurchases of the Company’s common stock are prohibited; and

•	quarterly cash dividends up to $0.22 per share may be paid so long as there is no default by the Company and payment would not cause a default.

Additionally, the Company maintains a term loan with the Bank with a balance of approximately $4.9 million at June 30, 2015, secured by the Company’s corporate office building in Vancouver, Washington. The term loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue levels, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves, the effect of changes in its reserving practices and claims management process on its actuarial estimates and workers’ compensation reserves, the effect of changes in the interest rate environment on the value of the Company’s investment securities and long-term debt, the adequacy of the Company’s allowance for doubtful accounts, the effect of the Company’s formation and operation of two wholly owned, fully licensed captive insurance subsidiaries and becoming self-insured for certain business risks, the operation and cost of the Company’s fronted insurance program with ACE in California, the financial viability of the Company’s excess insurance carriers, the effectiveness of the Company’s management information systems, payment of future dividends, the availability of working capital to meet the Company’s funding requirements, and the potential for and effect of acquisitions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include the ability to retain current clients and attract new clients, difficulties associated with integrating clients into the Company’s operations, economic trends in the Company’s service areas, the potential for material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectability of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, the impact of the Patient Protection and Affordable Care Act on our business, the effect of conditions in the global capital markets on the Company’s investment portfolio, and the availability of capital, borrowing capacity on the Company’s revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage or its fronted insurance program, among others. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets and its outstanding borrowings on its line of credit and long-term debt. As of June 30, 2015, the Company’s investment portfolio consisted principally of approximately $114.3 million in restricted certificates of deposit, $109.5 million in money market funds held in trust, $7.4 million in municipal bonds, $6.6 million in corporate bonds, and $5.1 million in U.S. treasuries. The Company’s outstanding long-term debt totaled approximately $41.9 million at June 30, 2015. Based on the Company’s overall interest exposure at June 30, 2015, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets, its outstanding borrowings or its results of operations because of the predominantly short maturities of the securities within the investment portfolio and the relative size of the outstanding borrowings.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 29, 2015, the plaintiffs in the class action filed a consolidated amended complaint that asserts the same legal claims as the original lawsuits. On June 12, 2015, defendants filed a motion to dismiss the consolidated amended complaint. A hearing on the motion to dismiss the lawsuits is scheduled for early September 2015. Discovery has not been undertaken as it is automatically stayed under the federal Private Securities Litigation Reform Act.

On June 17, 2015, Daniel Salinas (“Salinas”) filed a shareholder derivative lawsuit against BBSI and certain of its officers and directors in the Circuit Court for Baltimore City, Maryland. The complaint alleges breaches of fiduciary duty, unjust enrichment and other violations of law and seeks recovery of various damages, including the costs and expenses incurred in connection with the Company’s reserve strengthening process, reserve study and consultants, the cost of stock repurchases by BBSI in October 2014, compensation paid to the Company’s officers, and costs of negotiating the Company’s credit facility with its principal lender, as well as the proceeds of sales of stock by certain of BBSI’s officers and directors during 2013 and 2014. The derivative claim challenges substantially the same conduct as the shareholder class action lawsuits described above. The Company’s first appearance is due September 21, 2015. The derivative lawsuit follows a prior demand letter from counsel representing Salinas received by BBSI on February 27, 2015.

Part II – Other Information (Continued)

Item 1.	Legal Proceedings (Continued)

We intend to vigorously defend against the foregoing actions. We have not recorded any liabilities with respect to the claims in our consolidated balance sheets as of June 30, 2015 and December 31, 2014. We believe that the claims are covered under our directors’ and officers’ liability insurance, and we have notified our insurance carriers of the claims. The insurers have responded by requesting additional information and by reserving their rights under the policies, including the right to deny coverage under various policy exclusions. Subject to their reservation of rights and the satisfaction of applicable deductibles, we expect to be reimbursed for substantially all legal fees relating to our defense of the claims.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the consolidated financial position or results of operations of the Company.

BBSI received a subpoena from the San Francisco office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) in May 2015 in connection with the SEC’s investigation of the Company’s accounting practices with regard to its workers’ compensation reserves. The Company believes that the SEC’s inquiry was precipitated by the litigation described above and is cooperating fully with the SEC staff in providing the requested information.

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

Part II – Other Information (Continued)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no common stock repurchases during the quarter ended June 30, 2015. In November 2006, the Board adopted a stock repurchase program and authorized the repurchase of up to 500,000 common shares of the Company’s common stock from time to time to open market purchases. In November 2007, the Board approved an increase in the authorized shares to be repurchased up to 1.0 million common shares. In October 2008, the Board approved a second increase in the authorized common shares to be repurchased up to 3.0 million shares. At June 30, 2015, 1,121,013 shares could be repurchased under the program.

Item 6.	Exhibits

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
(Registrant)

Date: August 7, 2015	/s/ James D. Miller
James D. Miller
Vice President-Finance, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

10.1	Form of Employee Restricted Stock Units Award Agreement for Executive Officers under the Registrant’s 2015 Stock Incentive Plan (the “2015 Plan”).

10.2	Form of Non-Employee Director Restricted Stock Units Award Agreement under the 2015 Plan.

10.3	Change in Control Employment Agreement between the Registrant and Gerald R. Blotz, dated June 16, 2015.

31.1	Certification of the Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13a-14(a).

32.	Certification pursuant to 18 U.S.C. Section 1350.

99.1	Description of the Registrant’s capital stock.

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document