Form 10-K
period 2015-12-31
BARRETT BUSINESS SERVICES INC
filed 2016-05-26
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as indicated by Exchange Act Rule 12b-2).

Large accelerated filer  ☐                 Accelerated filer  ☒                 Non-accelerated filer  ☐                 Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $252,856,535 at June 30, 2015

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 1, 2016
Common Stock, Par Value $.01 Per Share	7,210,251 Shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

BARRETT BUSINESS SERVICES, INC.

2015 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

In this Annual Report on Form 10-K, referred to as this Form 10-K, Barrett Business Services, Inc. (“BBSI,” the “Company,” “our” or “we”), is restating its consolidated financial statements, selected financial data, and certain financial data in management’s discussion and analysis and other information for the following periods: (i) the fiscal years ended December 31, 2014, 2013, 2012 and 2011, including related quarterly periods in 2014 and 2013; and (ii) the quarterly periods ended March 31 and June 30, 2015 (the “Restatement”). This report covers the fiscal years ended December 31, 2015, 2014 (as restated) and 2013 (as restated) and includes unaudited condensed consolidated financial statements and supplemental information as applicable for quarterly periods ended March 31, 2015 (restated), June 30, 2015 (restated), September 30, 2015, December 31, 2015, March 31, 2014 (restated), June 30, 2014 (restated), September 30, 2014 (restated), December 31, 2014 (restated), March 31, 2013 (restated), June 30, 2013 (restated), September 30, 2013 (restated) and December 31, 2013 (restated). With respect to periods prior to the year ended December 31, 2013, the cumulative effect of the issues described below is reflected as an adjustment to the opening retained earnings balance for the year ended December 31, 2013 with the exception of the 5 year selected consolidated financial data. The cumulative effect of the issues described below is reflected as an adjustment to the opening retained earnings balance for the year ended December 31, 2011 in the 5 year selected consolidated financial data.

The Company has not amended and does not intend to amend any of its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement. For this reason, the consolidated financial statements previously included in periodic reports filed by BBSI for fiscal years and quarters beginning January 1, 2011 and ending on or before June 30, 2015, any related financial information contained in such previously filed reports and any related reports of the Company’s independent registered public accounting firm, Moss Adams LLP, should not be relied upon.

Background of Restatement of Previously Issued Financial Statements

On March 3, 2016, the Audit Committee was informed by the Company’s then Chief Financial Officer (“CFO”) that he had made unsupported journal entries in the Company’s financial records during each calendar quarter of 2013. The Audit Committee formally engaged an independent public accounting firm to conduct an independent forensic accounting investigation of the Company’s financial records for the five years ended December 31, 2015, as well as the first quarter of 2016, to evaluate the unsupported journal entries identified by our former CFO. The independent public accounting firm also performed other procedures within the scope of their engagement. On April 19, 2016, the Audit Committee received the final report of the investigation, which confirmed that the journal entries identified by our former CFO, as well as additional entries that he did not bring to our attention, were not made in accordance with generally accepted accounting principles in the United States (“GAAP”).

The adjustments described below have been identified (i) in connection with the review of unsupported journal entries as described under 1 below; and (ii) over the course of the Company’s periodic financial reporting process and audit procedures as described under 2 and 3 below.

Prior Period Adjustments

1. Unsupported Non-GAAP Journal Entries

Based on information provided by the Company’s former CFO and additional analysis by and under the direction of the Company, the Company determined in April 2016 that the unsupported non-GAAP journal entries identified in the investigation described above had resulted primarily in the overstatement of payroll and payroll related expenses while understating workers’ compensation expense during the years ended December 31, 2014, 2013 and 2012, along with the first two quarters of the year ended December 31, 2015.

2. Workers’ Compensation

The Company also concluded, following extensive analysis, that its interpretation and analysis of certain of the actuarial reports received from its independent actuaries and actuarial consultant had been in error. In March 2016, after further interpretation of actuarial data available in July 2014, management concluded that the large workers’ compensation charge taken in the third quarter of 2014 should have been recorded in the second quarter of 2014.

The Company separately discovered errors resulting from the omission of medical cost containment (“MCC”) expense information from Company generated data utilized by its independent actuaries from 2011 to 2015. These errors resulted in the understatement of workers’ compensation claims liabilities and the related workers’ compensation expense.

In addition, the Company discovered that in the third quarter of 2014 it had inadvertently omitted a workers’ compensation reserve that had been previously established to cover unallocated loss adjustment expenses.

3. Payroll Taxes

In March 2016, as a result of subsequent analysis done in conjunction with the investigation, the Company discovered errors in its calculation of accrued payroll taxes liabilities and the related payroll tax expense. These errors resulted in both understatements and overstatements of accrued payroll taxes liabilities and the related payroll taxes and benefits expense from 2011 to 2015.

See “Note 2. Restatement of Previously Issued Financial Statements” and “Note 14. Quarterly Financial Information (Unaudited)” to the consolidated financial statements incorporated into Item 8 of Part II, “Financial Statements and Supplementary Data.” See also Part I-Item 1A-“Risk Factors” and Item 6-“Selected Consolidated Financial Data,” Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 9A-“Controls and Procedures” in Part II of this Form 10-K for additional information.

PART I

Item 1.	BUSINESS

General

Company Background.  Barrett Business Services, Inc. (“BBSI,” the “Company,” “our” or “we”), is a leading provider of business management solutions for small and mid-sized companies. The Company has developed a management platform that integrates a knowledge-based approach from the management consulting industry with tools from the human resource outsourcing industry. This platform, through the effective leveraging of human capital, helps our business owner clients run their businesses more effectively. We believe this platform, delivered through a decentralized organizational structure, differentiates BBSI from our competitors. BBSI was incorporated in Maryland in 1965.

Certain statements below contain forward-looking information that is subject to risks and uncertainties. See “Forward-Looking Information” in Item 7 of Part II of this report and “Risk Factors” in Item 1A of Part I of this report.

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

Business Organization.  We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and comprised of senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety and various types of administration, including payroll. These teams are responsible for growth of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 22 states and the District of Columbia through a network of 55 branch locations in California, Oregon, Washington, Arizona, Colorado, Idaho, Nevada, Utah, Delaware, Maryland, North Carolina and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

Services Overview.  BBSI’s core purpose is to advocate for business owners, particularly in the small and mid-sized business segment. Our evolution from an entrepreneurially run company to a professionally managed organization has helped to form our view that all businesses experience inflection points at key stages of growth. The insights gained through our own growth, along with the trends we see in working with more than 4,000 companies each day, define our approach to guiding business owners through the challenges associated with being an employer. BBSI’s business teams align with each business owner client through a structured three-tiered progression. In doing so, business teams focus on the objectives of each business owner and deliver planning, guidance and resources in support of those objectives.

Tier 1: Tactical Alignment

The first stage focuses on the mutual setting of expectations and is essential to a successful client relationship. It begins with a process of assessment and discovery in which the business owner’s business objectives, attitudes, and culture are aligned with BBSI’s processes, controls and culture. This stage includes an implementation process, which addresses the administrative components of employment.

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

In addition to serving as a resource and guide, BBSI has the ability to provide workers’ compensation coverage as a means of meeting statutory requirements and protecting our clients from employment-related injury claims. Through our internal claims managers and our third-party administrators, we provide claims management services for our clients. We work aggressively to manage and reduce job injury claims, identify fraudulent claims and structure optimal work programs, including modified duty.

Categories of Services

We report financial results in two categories of services: Professional Employer Services (PEO) and Staffing. During 2015, we supported in excess of 4,100 PEO clients and approximately 151,000 employees. This compares to more than 3,600 PEO clients and approximately 129,000 employees during 2014. See Item 7 of this Report for information regarding the percentages of total net revenues provided by our PEO and staffing services for each of the last three fiscal years.

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

Clients and Client Contracts

Our business is typically characterized by long-term relationships that result in recurring revenue. The terms and conditions applicable to our client relationships are set forth in a client services agreement, which typically provides for an initial term of one year with renewal for additional one-year periods but generally permits cancellation by either party upon 30 days’ written notice. In addition, we may terminate the agreement at any time for specified breach of contract, including nonpayment or failure to follow our workplace safety recommendations. Our annual client retention rate is in excess of 90%.

The client services agreement also provides for indemnification by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety, or immigration laws or regulations. Our client service agreement requires clients in a co-employment arrangement to maintain comprehensive liability coverage in the amount of $1.0 million for acts of their employees. It is nevertheless possible that claims not satisfied through indemnification or insurance may be asserted against us, which could adversely affect our results of operations.

We have client services agreements with a diverse array of customers, including electronics manufacturers, various light-manufacturing industries, agriculture-based companies, transportation and shipping enterprises, food processors, telecommunications companies, public utilities, general contractors in various construction-related fields, and professional services firms. None of our clients individually represented more than 1% of our total revenues in 2015.

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

The small and mid-sized business segment is particularly attractive because:

•	it is large, continues to grow and remains underserved by professional services companies;

•	it typically has fewer in-house resources than larger businesses and, as a result, is generally more dependent on external resources;

•	we generally experience a relatively high client retention rate and lower client acquisition costs within this market segment; and

•	we have found that small to mid-sized businesses are responsive to quality of service, ease-of-use, and responsiveness to clients’ needs when selecting a PEO or staffing services provider.

Competition

The business environment in which we operate is characterized by intense competition and fragmentation. BBSI is not aware of reliable statistics regarding the number of its competitors, but certain large, well-known companies typically compete with us in the same markets and also have greater financial and marketing resources than we do, including Automatic Data Processing, Inc., ManpowerGroup, Inc., Kelly Services, Inc., Insperity, Inc., TriNet Group, Inc., CDI Corp, Robert Half International Inc. and Paychex, Inc. We face additional competition from regional providers and we may in the future also face competition from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. The principal competitive factors in the business environment in which we operate are price and level of service.

We believe that our growth is attributable to our ability to provide small and mid-sized companies with the resources and knowledge base of a large employer delivered through a local operations team. Our level of integration with each client business provides us an additional competitive advantage.

Growth Strategy

We believe our clients are our best advocates and powerful drivers of referral-based growth. In each market, operations teams provide expertise, consultation and support to our clients, driving growth and supporting retention. We anticipate that by adding business teams to existing branches, we can achieve incremental growth in those markets, driven by our reputation and by client referrals. While in most markets, business development efforts are led by area managers, in some markets our sales efforts are further supported by Business Development Managers.

Our business growth has three primary sources: referrals from existing clients, direct business-to-business sales efforts by our area managers and an extensive referral network. Partners in our referral network include insurance brokers, financial advisors, attorneys, CPA’s, and other business professionals who can facilitate an introduction to prospective clients. These referral partners facilitate introductions to business owners on our behalf, typically in exchange for a fee equal to a small percentage of payroll.

We see two key drivers to our growth:

•

Increase market share in existing markets. We seek to support, strengthen and expand branch office operations through the ongoing development of business teams. We believe that strengthening and expanding the operations of each location is an efficient and effective means of increasing market share in the geographic areas in which we do business, and that our business teams serve a dual purpose: 1) Delivering high-quality service to our clients, thereby supporting client business growth and retention, and driving client referrals, and 2) Incubating talent at the branch level to support expansion into new markets.

•

Penetrate new markets. We intend to open additional branch offices in new geographic markets as opportunities arise. We have developed a strategic approach to geographic expansion, which will serve as a guide for determining if and when to enter new markets. We believe our decentralized organizational model built on teams of senior-level professionals allows us to incubate talent to support our expansion efforts.

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

Risk mitigation is also an important contributor to our principal goal of helping business owners operate their business more efficiently. It is in the mutual interests of the client and BBSI to commit to workplace safety and risk mitigation.

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

Insurance Coverage for Workers’ Compensation.  We currently maintain self-insured employer status for workers’ compensation in Oregon, Delaware, Maryland and Colorado, as well as in Washington for our staffing and management employees. Regulations governing self-insured employers in each jurisdiction typically require the employer to maintain surety bonds, surety deposits of government securities, letters of credit or other financial instruments to cover workers’ claims in the event the employer is unable to pay for such claims. BBSI was self-insured as to worker’s compensation claims in California from 1995 until December 31, 2014. Effective January 1, 2015, the Company ceased maintaining a certificate to self-insure in the state of California, and it now maintains individual policies with ACE Group (“ACE”) for all clients in California, along with clients in Delaware, Virginia, Pennsylvania and the District of Columbia. See “Regulatory Changes in California” below for further discussion of recent developments in California.

To manage our financial exposure to catastrophic injuries and fatalities, we maintain excess workers’ compensation insurance coverage. Our wholly owned, fully licensed captive insurance company incorporated in Arizona, Associated Insurance Company for Excess (“AICE”), provides excess workers’ compensation coverage up to $5.0 million per occurrence, except in Maryland and Colorado, where our retention per occurrence is $1.0 million and

$2.0 million, respectively. AICE maintains excess workers’ compensation insurance coverage with ACE between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with ACE is between $1.0 million and $25.0 million per occurrence, and in Colorado, where the coverage with ACE is between $2.0 million and statutory limits per occurrence.

Overall, this approach results in a per occurrence retention on a consolidated basis of $5.0 million. In light of the higher per occurrence retention, we may incur higher workers’ compensation costs and a corresponding negative effect on our operating results.

AICE provides us with access to an alternative mechanism for excess insurance coverage, as well as certain income tax benefits arising from the ability to accelerate the tax deduction of certain accruals for workers’ compensation claims.

Additionally, Ecole Insurance Company, a wholly owned, fully licensed insurance company (“Ecole”), provides workers’ compensation coverage to our employees working in Arizona, Nevada and Utah. We maintain additional reinsurance coverage for Ecole with ACE between $5.0 million and statutory limits per occurrence.

Claims Management.  As a result of our status as a self-insured employer in many states and other arrangements, our workers’ compensation expense is tied directly to the incidence and severity of workplace injuries to our employees. We seek to contain our workers’ compensation costs through an aggressive approach to claims management. We use managed-care systems to reduce medical costs and keep time-loss costs to a minimum by assigning injured workers, whenever possible, to short-term assignments which accommodate the workers’ physical limitations. We believe that these assignments minimize both time actually lost from work and covered time-loss costs. We employ internal, professionally licensed claims adjusters and engage third-party claims administrators (“TPAs”) to provide the principal claims management expertise. Typical claims management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and attempting to negotiate early settlements to eliminate future adverse development of claims costs. We also maintain a corporate-wide pre-employment drug screening program and a mandatory post-injury drug test. We believe our claims management program has resulted in a reduction in the frequency of fraudulent claims and in accidents in which the use of illegal drugs appears to have been a contributing factor.

Components of Our Workers’ Compensation Costs.  The costs associated with our workers’ compensation program include case reserves for reported claims, an additional expense provision for potential future increases in the cost to finally resolve open injury claims (known as “adverse loss development”) and claims incurred in prior periods but not reported (together with adverse loss development, “IBNR”), fees payable to our TPAs, additional claims administration expenses, administrative fees payable to state workers’ compensation regulatory agencies, legal fees, MCC fees, business referral fees, premiums for excess workers’ compensation insurance, and costs associated with forming and operating our wholly owned, fully licensed captive insurance company for excess coverage, AICE. The state assessments are typically based on payroll amounts and, to a limited extent, the amount of permanent disability awards during the previous year. Excess insurance premiums are also based in part on the size and risk profile of our payroll and loss experience.

Regulatory Changes in California.  Effective January 1, 2015, we ceased maintaining a certificate to self-insure in the state of California as required under California Senate Bill 863 (“SB 863”), which was signed into law in September 2012. Under SB 863, the California Director of Self-Insurance was required not to issue certificates of consent to self-insure after January 1, 2013, to any employer engaged in the activities of a professional employer organization, a leasing employer, a temporary services employer or any employer the Director determines to be in the business of providing employees to other employers. Additionally, the Director was required to revoke any previously issued certificate of consent to self-insure in favor of any employer engaged in these types of activities not later than January 1, 2015.

To address the Company’s anticipated surrender of its certificate to self-insure, in February 2014 BBSI entered into an arrangement typically known as a fronted insurance program with ACE. Under this arrangement, ACE provides workers’ compensation insurance to our clients, but BBSI retains the risk of loss up to the first $5.0 million per claim through an indemnity agreement with ACE. Nonetheless, ACE remains responsible for any claims BBSI is unable to satisfy. In addition, ACE continues to be BBSI’s carrier for costs in excess of $5.0 million per claim. We transitioned all California-based clients and their employees to ACE policies prior to December 31, 2014 in compliance with SB 863. During 2015, we incurred increased costs associated with the fronted insurance program, as 2015 represented the first full year of complete coverage.

Workers’ Compensation Claims Experience and Reserves

We recognize our liability for the ultimate payment of incurred claims and claims adjustment expenses by accruing liabilities and establishing a reserve which represents our estimates of future amounts necessary to pay claims and related expenses with respect to work place injuries that have occurred. When a claim involving a probable loss is reported, our internal claims management personnel or our TPA establishes a case reserve for the estimated amount of ultimate loss. The estimate reflects a judgment based on established case reserving practices and the experience and knowledge of our claims management staff and the TPA regarding the nature and expected amount of the claim, as well as the estimated expenses of settling the claim, including legal and other fees and expenses of claims administration. The adequacy of such case reserves in part depends on the professional judgment of both our claims management staff and our TPA to properly and comprehensively evaluate the economic consequences of each claim. Our reserves include an additional component for IBNR (which includes) estimates for both future adverse loss development in excess of initial case reserves on open claims and incurred but not reported claims based on actuarial estimates provided by the Company’s independent actuary. Our reserves also include future MCC fees. Our reserves do not include an estimated provision for the incidence of unknown or unreported catastrophic claims.

As part of the case reserving process, historical data is reviewed and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions. Reserve amounts are based on management’s estimates, and as other data becomes available, these estimates are revised, which may result in increases or decreases in existing case reserves. Management’s internal accrual process for workers’ compensation expense is based upon the immediate recognition of an expense and the related liability at the time a claim occurs; the value ascribed to the expense and liability is based upon our internal claims management and the TPAs’ estimate of ultimate claim cost coupled with a provision for estimated future development based upon an actuarial review performed by our independent actuary. We believe our total accrued workers’ compensation claims liabilities at December 31, 2015 are adequate. It is possible, however, that our actual future workers’ compensation obligations may exceed the amount of our accrued liabilities, with a corresponding negative effect on future earnings, due to such factors as unanticipated adverse loss development of known claims and, to a much lesser extent, of claims incurred but not reported.

We maintain clear guidelines for our area managers and risk management consultants, directly tying their continued employment to their diligence in understanding and addressing the risks of accident or injury associated with the industries in which client companies operate and in monitoring clients’ compliance with workplace safety requirements.

Employees and Employee Benefits

At December 31, 2015, we had approximately 103,250 total employees, including approximately 8,930 staffing services employees, approximately 93,750 employees under our client service agreements, 584 managerial, sales and administrative employees, and 4 executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. We believe our employee relations are good.

We offer various qualified employee benefit plans to our employees, including those employees for whom we are the administrative employer in a co-employment arrangement who so elect. Employees covered under a PEO arrangement may participate in our 401(k) plan at the sole discretion of the PEO client. All qualified staffing and management employee benefit plans include our 401(k) plan to which employees may enroll upon reaching 21 years of age and completing 1,000 hours of service in a 12 consecutive month period. We make matching contributions to the 401(k) plan under a safe harbor provision, which are immediately 100% vested. We match 100% of contributions by management and staffing employees up to 3% of each participating employee’s annual compensation and 50% of the employee’s contributions up to an additional 2% of annual compensation. We may also make discretionary contributions to the 401(k) plan, which vest over six years and are subject to certain legal limits, at the sole discretion of our Board of Directors.

We also offer a cafeteria plan under Section 125 of the Internal Revenue Code; and group health, life insurance and disability insurance plans to qualified staffing and management employees. Generally, qualified employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974 (“ERISA”). In order to qualify for favorable tax treatment under the Internal Revenue Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into U.S. law. The Acts represent comprehensive U.S. healthcare reform legislation that, in addition to other provisions, subjects us to potential penalties unless we offer to our employees minimum essential healthcare coverage that is affordable. Because our PEO clients are considered to be the sole employer in the application of any rule or law included within the scope of the Acts, we do not offer health care coverage to the employees of our PEO clients. However, in order to comply with the employer mandate provision of the Acts, we have begun offering health care coverage to all eligible staffing employees and management employees eligible for coverage under the Acts. Designating employees as eligible is complex, and is subject to challenge by employees and the Internal Revenue Service. While we believe we have properly identified employees, a later determination that we failed to offer the required health coverage to eligible employees could result in penalties that may materially harm our business.

Regulatory and Legislative Issues

We are subject to the laws and regulations of the jurisdictions within which we operate, including those governing self-insured employers under the workers’ compensation systems in Oregon, Maryland, Delaware and Colorado, as well as in Washington for staffing and management employees. As a result of legislation in California related to our self-insurance program, we transitioned out of self-insurance in California into an insured program with ACE during 2014. We are also subject to laws and regulations governing our two wholly owned, fully licensed insurance companies in Arizona. While the specific laws and regulations vary among these jurisdictions, they typically require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk, particularly with respect to those clients who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date.

Our operations are affected by numerous federal and state laws relating to labor, tax and employment matters. Through our client services agreement, we assume certain obligations and responsibilities as the administrative employer under federal and state laws. Since many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer, temporary employment, and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of “employer” under these laws is not uniform.

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

Risks Related to our Consolidated Financial Statements and Internal Controls

The Restatement of our previously issued consolidated financial statements has been time-consuming and expensive and may expose us to additional risks that could materially and adversely affect our financial position, results of operations and cash flows.

We have incurred significant expenses, including audit, legal, consulting and other professional fees in connection with the Restatement of our previously issued financial statements described in “Note 2. Restatement of Previously Issued Financial Statements” to the consolidated financial statements incorporated into Item 8 of Part II of this report. Our management’s attention has been, and may further be, diverted from the operation of our business in connection with the Restatement.

We cannot predict what losses we may incur in litigation matters, regulatory enforcement actions and contingencies related to our obligations under the federal and state securities laws, in connection with the Restatement of previously issued financial statements or in other legal proceedings.

As described in more detail in “Item 3. Legal Proceedings” and in “Note 13. Litigation” to the consolidated financial statements incorporated into Item 8 of Part II of this report, a lawsuit purporting to be a class action on behalf of all of BBSI’s stockholders was filed in the United States District Court for the Western District of Washington against BBSI and BBSI’s Chief Executive Officer and former Chief Financial Officer. The complaint alleges violations of the federal securities laws based on claims arising from declines in the market price for our common stock following announcement of a charge for increased workers’ compensation reserves expense in October 2014 and the events reported in March 2016 that resulted in the Restatement of our previously issued financial statements as discussed in “Note 2. Restatement of Previously Issued Financial Statements” to the consolidated financial statements incorporated into Item 8 of Part II of this report.

As also discussed in Item 3 and Note 13, a shareholder derivative lawsuit was filed in June 2015 against BBSI and certain of its officers and directors in the Circuit Court for Baltimore City, Maryland. The complaint alleges breaches of fiduciary duty, unjust enrichment and other violations of law and seeks recovery of various damages, including costs and expenses incurred in connection with the announcements of the workers’ compensation reserve charge in October 2014, as well as the proceeds of sales of stock by certain of BBSI’s officers and directors during 2013 and 2014.

In addition, BBSI received a subpoena from the San Francisco office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) in April 2016 in connection with the SEC’s inquiry into reported errors in our financial statements. The Company previously received a subpoena from the SEC in May 2015 in connection with the SEC’s investigation of the Company’s accounting policies with regard to its workers’

compensation reserves. The Company is cooperating with the SEC investigation. See Item 3 and Note 13 for additional information. Potential civil or criminal proceedings arising out of the SEC investigation could result in the imposition of substantial fines and other penalties on the Company, including those related to failure to keep accurate books and records.

The legal proceedings described above, if decided adversely to us or to our directors or officers, could result in significant monetary damages or penalties or reputational harm, and also have involved and likely will continue to involve significant defense and other costs. We have entered into indemnification agreements with each of our directors and certain of our officers, and our corporate charter requires us to indemnify each of our officers and directors against all liabilities, losses, judgments, penalties, fines, settlements and reasonable expenses arising out of their actions in such capacities to the fullest extent permitted by Maryland law. Although we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, our insurance coverage may not cover all claims that have been or may be brought against us, or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations, which could adversely affect our business, prospects, results of operations and financial condition. Management is unable to estimate the probability, or the potential range, of loss arising from the legal actions described above. The Company has not reserved any amount in respect of these matters in its consolidated financial statements. These lawsuits and regulatory proceedings may also continue to divert the efforts and attention of the Company’s management from business operations.

There are various other claims, lawsuits and pending actions against us from time to time. While we cannot predict what losses we may incur from these other legal proceedings or contingencies, it is our opinion that the ultimate resolution of these other matters will not have a material adverse effect on our consolidated financial position. However, the resolution of certain of these matters could be material to our operating results for any particular period, depending on the level of income for such period. We can make no assurances that we will ultimately be successful in our defense of any of these other matters.

We face risks to our reputation and investor confidence arising from material weaknesses in our internal control environment over financial reporting.

In connection with the matters described above and in “Note 2. Restatement of Previously Issued Financial Statements” to the audited consolidated financial statements incorporated into Item 8 of Part II of this report, management has identified material weaknesses in internal control over financial reporting. Management has concluded that our internal control over financial reporting was not effective as of December 31, 2015. Our chief executive officer and chief financial officer have also concluded that our disclosure controls and procedures were not effective as of December 31, 2015. Although management has formulated and is implementing a plan to remediate these material weaknesses, we expect implementation to be time consuming and expensive, and the remedial actions we take may prove to be ineffective or inadequate. As a result, the Company may continue to be exposed to risk of misstatements in its financial statements. In such circumstances, investors and other users of BBSI’s financial statements may lose confidence in the reliability of our financial information, and BBSI could be in breach of certain representations and covenants in its credit agreement with its primary bank (the “Credit Agreement”) or be obligated to incur additional costs to improve our internal controls. Any failure or inability to remediate the material weaknesses in a timely and effective manner could also adversely affect our reputation and business prospects. See “Item 9A. Controls and Procedures” in Part II of this report for a more detailed description of the material weaknesses identified by management and plans to remediate these material weaknesses.

We have not filed our Form 10-Q for the quarter ended March 31, 2016 on a timely basis, resulting in additional violations of NASDAQ listing requirements and covenants in our Credit Agreement.

We have not yet filed our Form 10-Q for the quarter ended March 31, 2016. The resources necessary to complete the Restatements included in this Annual Report on Form 10-K were the same resources that are required to complete our Form 10-Q, as to which the deadline for filing with the SEC was May 10, 2016. Because the filing is late, investors still do not have access to the most current financial information about the Company, resulting in an additional violation of our listing requirements. NASDAQ has notified us of its determination to delist our Common Stock under its listing rules. However, we have requested a stay of the determination until a hearing can be held and a decision is issued by a NASDAQ hearing panel. If our request for stay is not granted, trading in our Common Stock on NASDAQ will cease.

The Company is currently in default under the terms of our Credit Agreement as a result of, among other things, the delayed filing with the SEC. We have entered into a forbearance agreement with respect to the Credit Agreement with our primary bank in connection with our failure to timely file reports with the SEC. The forbearance agreement established a time period during which our lender has voluntarily agreed not to cause the payment obligations under the Credit Agreement to be immediately due and payable, to invoke default interest rates, or to exercise any of the bank’s other rights, powers and remedies. The forbearance period was set to end on June 1, 2016 for our 2015 Form 10-K and will end on June 30, 2016, for filing our Form 10-Q for the quarter ended March 31, 2016. We cannot assure you that we will be able to obtain an extension of the forbearance period or additional waiver agreements if they become necessary. We also cannot assure you that, upon any acceleration arising from a default, we will have sufficient funds to repay all of the outstanding amounts under our Credit Agreement. Any acceleration of our outstanding debt could have a material adverse effect on our liquidity and financial condition.

Risks Relating to Our Business and Industry

Our workers’ compensation claims reserves may be inadequate to cover our ultimate liability for workers’ compensation costs.

We maintain reserves (recorded as accrued liabilities on our balance sheet) to cover our estimated liabilities for workers’ compensation claims, whether arising in connection with our fronted insurance arrangement with ACE in California, Delaware, Virginia, Pennsylvania and the District of Columbia, our self-insured status in Oregon, Delaware, Maryland and Colorado, or the business of our insurance subsidiary Ecole in Arizona, Utah and Nevada. The Company maintains excess workers’ compensation insurance coverage with ACE through our AICE subsidiary, but it remains responsible for costs below amounts of its excess coverage in each state. The determination of our reserves is based upon estimates arising out of evaluation of a number of factors, including current and historical claims activity, claims payment patterns, medical cost trends, and additional adverse loss development of existing claims. Our reserves include an additional component for both estimated future adverse loss development in excess of initial case reserves on open claims and for incurred but not reported claims that is based on actuarial estimates provided by the Company’s independent actuary. Our reserves also include an estimate of future legal and MCC fees but do not include an estimated provision for the incidence of unknown catastrophic claims. Reserves may be affected by both internal and external events, including changes in claims handling practices, modifications in reserve estimation procedures, changes in individuals involved in the reserve estimation process, trends in the litigation and settlement of pending claims and legislative changes. Reserves are adjusted from time to time to reflect new claims, claim development, or systemic changes, and such adjustments are reflected in the financial results for the periods in which the reserves are changed. As a result of the various estimates involved and other factors, our workers’ compensation reserves do not represent an exact calculation of liability. Moreover, because of the uncertainties that surround estimating workers’ compensation loss reserves, our reserves may prove to be inadequate. If our reserves are insufficient to cover our actual losses, we will be required to increase our reserves and incur charges to our earnings that could be material to our results of operations and financial condition. See “Item 1. Business—Workers’ Compensation” and “Note 6, Workers’ Compensation Claims” to the consolidated financial statements incorporated into Item 8 of Part II of this report for additional information.

Our consolidated retention for workers’ compensation claims is $5.0 million per occurrence under our insurance arrangement with ACE in the majority of states in which we operate.

We maintain our self-insured consolidated retention at $5.0 million per occurrence, except in Colorado and Maryland where our retention is at $2.0 million and $1.0 million per occurrence, respectively, due to regulatory requirements. The Company maintains its excess workers’ compensation insurance coverage with ACE through our AICE subsidiary. Additionally, Ecole’s retention is at $5.0 million per occurrence for coverage in Arizona, Nevada and Utah. Thus, the Company has financial risk for most workers’ compensation claims under $5.0 million on a per occurrence basis. This level of per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results and financial condition.

Adverse developments in the market for excess workers’ compensation insurance could lead to increases in our costs.

To manage our financial exposure in the event of catastrophic injuries or fatalities, we maintain excess workers’ compensation insurance. Changes in the market for excess workers’ compensation insurance may lead to limited availability of such coverage, additional increases in our insurance costs or further increases in the amount for which we have financial risk, any of which may have a material adverse effect on our results of operations and financial condition.

Our ability to continue our business operations under our present service model is dependent on maintaining workers’ compensation insurance coverage.

Our arrangement with ACE to provide workers’ compensation coverage to BBSI’s PEO clients in California, Delaware, Virginia, Pennsylvania and the District of Columbia,

extends through February 1, 2017, with the possibility of additional annual renewals. If ACE is unwilling or unable to renew our arrangement in the future, we would need to seek alternative coverage. If replacement coverage were unavailable or available only on significantly less favorable terms, our business and results of operations would be materially adversely affected.

Failure to manage the severity and frequency of workplace injuries will increase our workers’ compensation expenses.

Significant increases in the relative frequency or severity of workplace injuries due to failures to accurately assess potential risks or assure implementation of effective safety measures by our clients may result in increased workers’ compensation claims expenses, with a corresponding negative effect on our results of operations and financial condition.

We may be unable to draw on our revolving credit facility in the future.

As discussed in more detail in Note 7 to the consolidated financial statements incorporated into Item 8 of Part II of this report, our Credit Agreement with our principal bank, Wells Fargo Bank, National Association (the “Bank”), which expires October 1, 2017, provides for a revolving credit facility with a borrowing capacity of up to $14.0 million at December 31, 2015, to be used to finance working capital. There was no outstanding balance at that date. The Credit Agreement also provides a term loan which had an outstanding principal balance of $15.0 million at December 31, 2015 and matures December 31, 2016, a standby letter of credit agreement providing for a total of approximately $88.3 million in cash-secured letters of credit and a mortgage loan with a balance of approximately $4.8 million secured by our company office building in Vancouver, Washington.

If our business does not perform as expected, including if we generate less revenue than anticipated from our operations or encounter significant unexpected costs, we may fail to comply with the financial covenants under our credit facilities. If we do not comply with our financial covenants and we do not obtain a waiver or amendment from the Bank, the Bank may elect to cause all amounts owed to become immediately due and payable. In that event, we would seek to establish a replacement credit facility with one or more other lenders, including lenders with which we have an existing relationship, potentially on less desirable terms. There can be no guarantee that replacement financing would be available at commercially reasonable terms, if at all.

The Company is currently in default under the terms of the credit Agreement based upon the Company’s failure to comply with covenants regarding accuracy and timeliness of financial information. We have entered into a forbearance agreement with the Bank in connection with the current default. The forbearance agreement establishes a time period during which our lender has voluntarily agreed not to cause the payment obligations under the Agreement to be immediately due and payable, to invoke default interest rates or to exercise any of the Bank’s other rights, powers and remedies. The Bank has agreed to forbear from immediate enforcement of its rights and remedies based upon the defaults through June 1, 2016. BBSI must deliver its 2015 Form 10-K by June 1, 2016 as part of this agreement. In addition, the Bank has agreed to forbear from immediate enforcement of its rights and remedies based upon the defaults through June 30, 2016 with respect to BBSI’s late filing of its Form 10-Q for the quarter ended March 31, 2016.

At June 30 and September 30, 2014, the Company was also in violation of the following covenants with its Bank:

•	minimum Fixed Charge Coverage ratio of no less than 1.25:1.0, measured quarterly on a rolling four-quarter basis;

•	funded Debt: EBITDA of no more than 1.75:1, measured quarterly on a rolling four-quarter basis; and

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly.

In addition, at December 31, 2014 and June 30, 2015, the Company was in violation of its ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety liabilities of at least 1.0:1.0. The Company was also in violation of the fixed charge coverage ratio of 1.50:1.0 at December 31, 2015. On May 24, 2016, the Company reached an agreement with the Bank pursuant to which the Bank has agreed to waive these covenant violations upon filing of the 2015 10-K. In addition, the Bank amended the Agreement to include delisting of the Company’s common stock by NASDAQ as an event of default.

The realization of any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations, and working capital.

Our business is subject to risks associated with geographic market concentration.

Our California operations accounted for approximately 78% of our total net revenues in 2015. As a result of the current importance of our California operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in California. If California experiences an economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business or limits our competitive advantages, our profitability and growth prospects may be materially adversely affected.

In order to continue to grow revenues at or near current rates, we are dependent on retaining current clients and attracting new clients.

The Company has experienced significant growth in recent years. Revenues increased 16.4% in 2015 and 18.5% in 2014. There can be no assurance that we will continue to grow revenues at or near current rates of growth. Maintaining rates of growth at these levels becomes increasingly difficult as the size of the Company increases. Efforts to achieve business growth intensifies pressure on retaining current clients and attracting increasing numbers of new clients.

Economic conditions, particularly in California, may impact our ability to attract new clients and cause our existing clients to reduce staffing levels or cease operations.

Weak economic conditions typically have a negative impact on small-and mid-sized businesses, which make up the majority of our clients. In turn, these businesses could cut costs, including trimming employees from their payrolls, or closing locations or ceasing operations altogether. If weak economic conditions were to develop, these forces may result in decreased revenues due both to the downsizing of our current clients and increased difficulties in attracting new clients in a poor economic environment. In addition, weak economic conditions may also result in additional bad debt expense to the extent that existing clients cease operations.

Our business is subject to risks associated with healthcare reforms.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into U.S. law. The Acts represent comprehensive U.S. healthcare reform legislation that, in addition to other provisions, subjects us to potential penalties unless we offer our employees minimum essential healthcare coverage that is affordable. In order to comply with the employer mandate provision of the Acts, we have begun offering health care coverage to all temporary and permanent employees eligible for coverage under the Acts. Designating employees as eligible is complex, and is subject to challenge by employees and the Internal Revenue Service. While we believe we have properly identified eligible employees, a later determination that we failed to offer the required health coverage to eligible employees could result in penalties that may materially harm our business. We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to the Acts or changed interpretations of our obligations under the Acts. There can be no assurance that we will be able to recover all related costs through increased pricing to our customers or that such costs will be recovered in the period in which costs are incurred, and the net financial impact on our results of operations could be significant.

If we are unable to maintain our brand image and corporate reputation, our business may suffer.

Our success depends in part on our ability to maintain our reputation for providing excellent service to our customers. Service quality issues, actual or perceived, even when false or unfounded, could tarnish the image of our brand and may cause customers to use other companies. Also, adverse publicity surrounding labor relations, data breaches, SEC investigations, securities class actions, possible delisting of our common stock by NASDAQ and the like, could negatively affect our overall reputation. Damage to our reputation could reduce demand for our services and thus have an adverse effect on our business, financial condition and results of operations.

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

We generally assume responsibility for and manage the risks associated with our clients’ employee payroll obligations, including liability for payment of salaries and wages

(including payroll taxes), as well as group health and retirement benefits. These obligations are fixed whether or not the client makes payments to us as required by our services agreement, which exposes us to credit risks. We attempt to mitigate this risk by invoicing our clients at the end of their specific payroll processing cycle. We also carefully monitor the timeliness of our clients’ payments and impose strict credit standards on our customers. If we fail to successfully manage our credit risk, our results of operations and financial condition could be materially and adversely affected.

Increases in unemployment claims could raise our state and federal unemployment tax rates which we may not be able to pass on to our customers.

During weak economic conditions in our markets, the level of unemployment claims tends to rise as a result of employee layoffs at our clients and lack of work in our temporary staffing pool. The rise in unemployment claims often results in higher state and federal unemployment tax rates which in most instances cannot be concurrently passed on to our customers either due to existing client services agreements or competitive pricing pressures. Increases in our state and federal unemployment tax rates could have a material adverse effect on our results of operations, particularly in the early part of the calendar year when payroll tax rates are at or near their maximum.

If we are determined not to be an “employer” under certain laws and regulations, our clients may stop using our services, and we may be subject to additional liabilities.

We are the administrative employer in our co-employment relationships under the various laws and regulations of the Internal Revenue Service and the U.S. Department of Labor. If we are determined not to be the administrative employer under such laws and regulations and are therefore unable to assume our clients’ obligations for employment and other taxes, our clients may be held jointly and severally liable for payment of such taxes. Some clients or prospective clients may view such potential liability as an unacceptable risk, discouraging current clients from continuing a relationship with us or prospective clients from entering into a new relationship with us. Any determination that we are not the administrative employer for purposes of ERISA could also adversely affect our cafeteria benefits plan operated under Section 125 of the Internal Revenue Code and result in liabilities to us under the plan.

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

If we experience significant incidents involving any of the above-described risk areas we could face substantial out-of-pocket losses, fines or negative publicity. In addition, such claims may give rise to litigation, which may be time consuming, distracting and costly, and could have a material adverse effect on our business. With respect to claims involving our co-employer relationships, although our client services agreement provides that the client will indemnify us for any liability attributable to the conduct of the client or its employees, we may not be able to enforce such contractual indemnification, or the client may not have sufficient assets to satisfy its obligations to us. An increase in employment-related claims against us may have a material adverse effect on our results of operations.

We are dependent upon technology services. If we experience damage, service interruptions or failures in our computer and telecommunications systems, or if we are unable to remediate the material weakness in our information systems control environment our client relationships and our ability to attract new clients may be adversely affected.

We rely extensively on our computer systems to manage our branch network, perform employment-related services, accounting and reporting, and summarize and analyze our financial results. Our systems are subject to damage or interruption from telecommunications failures, power-related outages, computer viruses and malicious attacks, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, experience loss of critical data and interruptions or delays in our ability to manage our operations, and encounter a loss of client confidence. In addition, our clients’ businesses may be adversely affected by any system or equipment failure or breach we experience. In addition, we are currently working to remediate a material weakness in our information and technology systems control environment. See Item 9A “Controls and Procedures” in part II of this report for a more detailed description of the material weakness involving information and technology systems. As a result, our relationships with our clients may be impaired, we may lose clients, our ability to attract new clients may be adversely affected and we could be exposed to contractual liability. We may invest in upgrades or replacements to our existing systems or additional security measures, each of which can involve substantial costs and risks relating to installation and implementation.

If our efforts to protect the security of personal information about our employees and clients are unsuccessful, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer.

The nature of our business involves the receipt, storage, and transmission of personal and proprietary information about thousands of employees and clients. If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our employees and clients could lose confidence in our ability to protect their personal and proprietary information, which could cause them to terminate their relationships with us. Any loss of confidence arising from a significant data security breach could hurt our reputation, further damaging our business.

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

Our business is heavily regulated in most jurisdictions in which we operate. We cannot provide assurance that the states in which we conduct or seek to conduct business will not:

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

In conjunction with our workers’ compensation program, we operate two wholly owned insurance subsidiaries, AICE and Ecole. We treat the two subsidiaries as insurance companies for federal income tax purposes with respect to our consolidated federal income tax return. If the Internal Revenue Service (“IRS”) were to determine that the subsidiaries do not qualify as insurance companies, in which insurance reserves are currently deductible, we could be required to make accelerated income tax payments to the IRS that we otherwise would have deferred until future periods.

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

We face competition from various companies that may provide all or some of the services we offer. Our competitors include companies that are engaged in staffing services such as Robert Half International Inc., Kelly Services, Inc. CDI Corp., and ManpowerGroup Inc.; companies that are focused on co-employment, such as Insperity, Inc., and TriNet Group, Inc.; and companies that primarily provide payroll processing services, such as Automatic Data Processing, Inc. and Paychex, Inc. We also face competition from information technology outsourcing firms and broad-based outsourcing and consulting firms that perform individual projects.

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

We believe that the successful operation of our business is dependent upon our retention of the services of key personnel, including our Chief Executive Officer, other executive officers and area managers. We may not be able to retain all of our executives, senior managers and key personnel in light of competition for their services. If we lose the services of one of our executive officers or a significant number of our senior managers, our results of operations likely would be adversely affected.

We do not have an expansive in-house sales staff and therefore rely extensively on referral partners.

We maintain a minimal internal professional sales force, and we rely heavily on referral partners to provide referrals to new business. In connection with these arrangements, we pay a fee to referral partners for new clients. These referral firms and individuals do not have an exclusive relationship with us. If we are unable to maintain these relationships or if they increase their fees or lose confidence in our services, we could face declines in our business and additional costs and uncertainties as we attempt to hire and train an internal sales force.

We depend on attracting and retaining qualified employees; during periods of economic growth, our costs to do so increase and attracting and retaining people becomes more difficult.

Our teams of client-facing professionals are the foundation of our value proposition. Our ability to attract and retain qualified personnel could be impaired by rapid improvement in economic conditions resulting in lower unemployment and increases in compensation. During periods of economic growth, we face increased competition for retaining and recruiting qualified personnel, which in turn leads to greater advertising and recruiting costs and increased salary expenses. If we cannot attract and retain qualified employees, the quality of our services may deteriorate and our reputation and results of operations could be adversely affected.

Our service agreements may be terminated on short notice, leaving us vulnerable to loss of a significant amount of customers in a short period of time, if business or regulatory conditions change or events occur that negatively affect our reputation.

Our client services agreements are generally terminable on 30 days’ notice by either us or our client. As a result, our clients may terminate their agreement with us at any time, making us particularly vulnerable to changing business or regulatory conditions or changes affecting our reputation or the reputation of our industry.

Our industry has at times received negative publicity that, if it were to become more prevalent, could cause our business to decline.

In the staffing and co-employment industries in which we compete, companies periodically have been tarnished by negative publicity or scandals from poor business judgment or even outright fraud. If we or our industry face negative publicity, customers’ confidence in the use of temporary personnel or co-employed workers may deteriorate, and they may be unwilling to enter into or continue our staffing or co-employment relationships. If a negative perception were to prevail, it would be more difficult for us to attract and retain customers.

Changes in federal and state unemployment tax laws and regulations could adversely affect our business.

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

Risks Related to Ownership of our Common Stock

Our failure to timely file periodic reports with the SEC may result in the delisting of our Common Stock.

As a result of the Restatement and other events described in the Explanatory Note on the first page of this report, we were unable to file this report, as well as our quarterly reports for the quarter ended September 30, 2015, with the SEC on a timely basis. By letter dated November 12, 2015, The Nasdaq Stock Market (“NASDAQ”) notified us that we were not in compliance with its continued listing requirement regarding the timely filing of periodic reports with the SEC. We filed a compliance plan under NASDAQ’s listing rules and were granted an exception to become compliant with the periodic reporting requirement by no later than May 9, 2016. Due to our failure to file this report by that date, we received written notification from NASDAQ of its determination to delist the Company’s Common Stock on May 10, 2016. We also have not filed our quarterly report on Form 10-Q for the quarter ended March 31, 2016 (the “2016 first quarter 10-Q”), with the SEC, which was due on May 10, 2016. We received a second letter from NASDAQ on May 12, 2016, that identified our failure to timely file the 2016 first quarter 10-Q as additional grounds for delisting. We have submitted to NASDAQ our request for a hearing, which will stay the suspension and delisting action until June 1, 2016, with the possibility of a further extension until a hearing can be held and a decision is issued by a NASDAQ hearing panel. If we are unable to file the 2016 first quarter 10-Q by the time of the NASDAQ hearing or otherwise fail to maintain compliance with NASDAQ’s listing standards, our Common Stock may be delisted by NASDAQ. Delisting likely would have a significant negative effect on the trading price and liquidity of our Common Stock.

Our failure to timely file periodic reports with the SEC will also make it more difficult for us to raise capital.

Because we have not filed certain periodic reports with the SEC on a timely basis, we will not be eligible to use a registration statement on Form S-3 to conduct public offerings of our securities until we have timely filed all of our required periodic reports with the SEC for a full year. Our inability to use Form S-3 during this time period may have a negative effect on our ability to access the public capital markets in a timely fashion. If we wish to pursue a public offering during this time period, we would be required to file a long-form registration statement on Form S-1 and have it reviewed and declared effective by the SEC. These additional requirements may limit or block our ability to access the public markets to raise debt or equity capital, which may prevent us from pursuing transactions or implementing business strategies that are capital intensive.

Our stock price may be volatile or may decline, resulting in substantial losses for our stockholders.

The market price of our Common Stock has been, and may continue to be, volatile for the foreseeable future. Important factors that may cause our trading price to decline include the factors listed below and other factors that may have a material adverse effect on our business or financial results, including those described above in this “Risk Factors” section:

•	actual or anticipated fluctuations in our results of operations, including a significant slowdown in our revenue growth or material increase in our workers’ compensation expense;

•	our failure to maintain effective internal control over financial reporting or otherwise discover additional material errors in our financial reporting;

•	imposition of significant fines or penalties or other adverse action by the SEC or other regulatory authorities against the Company;

•	adverse developments in the legal proceedings described in “Item 3. Legal Proceedings”;

•	our failure to meet financial projections or achieve financial results anticipated by analysts; or

•	changes in our board of directors or management.

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

We operate through 55 branch offices. The following table shows the number of locations in each state in which we operate. We also lease office space in other locations in our market areas which we use to recruit and place employees.

Offices	Number of Branch Locations
California	20
Oregon	11
Utah	5
Washington	5
Idaho	3
Arizona	2
Colorado	2
Maryland	2
North Carolina	2
Delaware	1
Nevada	1
Virginia	1

We lease office space for our branch offices. At December 31, 2015, our leases had expiration dates ranging from less than one year to six years, with total minimum payments through 2021 of approximately $12.0 million. Our corporate headquarters occupies approximately 50 percent of the 65,300 square foot building we own in Vancouver, Washington.

Item 3.	LEGAL PROCEEDINGS

On November 6, 2014, plaintiffs in Michael Arciaga, et al. v. Barrett Business Services, Inc., et al., filed an action in the United States District Court for the Western District of Washington against BBSI, Michael L. Elich, BBSI’s Chief Executive Officer, and James D. Miller, BBSI’s then Chief Financial Officer. The action purported to be a class action brought on behalf of all Company shareholders alleging violations of the federal securities laws. The claims arose from the decline in the market price for BBSI Common Stock following announcement of a charge for increased workers compensation reserves expense. The lawsuit sought compensatory damages (in an amount to be determined at trial), plus interest, and costs and expenses (including attorney fees and expert fees).

On November 13, 2014, a second purported shareholder class action was filed in the United States District Court for the Western District of Washington, entitled Christopher P. Carnes, et al. v. Barrett Business Services, Inc., et al. The Carnes complaint named the same defendants as the Arciaga case and asserted similar claims for relief.

Similarly, on November 17, 2014, a third purported shareholder class action was filed in the United States District Court for the Western District of Washington, entitled Shiva Stein, et al. v. Barrett Business Services, Inc., et al. The Stein complaint named the same defendants as the Arciaga and Carnes cases and asserted similar claims for relief.

On February 25, 2015, the court ordered consolidation of the three cases, and any new or other cases involving the same subject matter, into a single action for pretrial purposes. The consolidated cases were recaptioned as In re Barrett Business Services Securities Litigation. The court also appointed the Painters & Allied Trades District Council No. 35 Pension and Annuity Funds as the lead plaintiff. Discovery has not been undertaken as it is automatically stayed under the federal Private Securities Litigation Reform Act.

On April 29, 2015, the plaintiffs in the class action filed a consolidated amended complaint, naming BBSI, Elich and Miller as defendants. On June 12, 2015, defendants filed a motion to dismiss the consolidated amended complaint.

On November 23, 2015, before the court had ruled on the motion to dismiss, plaintiffs filed a first amended consolidated complaint, naming the same defendants. The first amended consolidated complaint included new allegations relating to disclosures in BBSI’s Current Report on Form 8-K filed on November 9, 2015.

On February 16, 2016, BBSI filed a motion to dismiss the first amended consolidated complaint. That same day, Messrs. Elich and Miller, through separate counsel, also filed motions to dismiss the first amended consolidated complaint, adopting BBSI’s motion in its entirety.

On March 21, 2016, before the court had ruled on the motion to dismiss the first amended consolidated complaint, plaintiffs filed a second amended consolidated complaint, naming the same defendants. The second amended consolidated complaint dropped certain allegations from the first amended complaint and added new allegations relating to disclosures in BBSI’s Current Report on Form 8-K filed on March 9, 2016. Among other disclosures, BBSI reported that (1) previously issued financial statements could not be relied on, (2) Mr. Miller had reported making unsupported journal entries, (3) Mr. Miller’s employment had been terminated, and (4) BBSI was in the process of engaging a Big Four accounting firm to conduct an independent forensic accounting investigation. In a Current Report on Form 8-K filed on April 19, 2016, BBSI reported the results of the investigation, as well as the discovery of certain errors in BBSI’s previously filed financial statements. See Note 2 to BBSI’s consolidated financial statements incorporated into Item 8 of Part II of this report, as well as Part II, Item 9A “Controls and Procedures” of this report, for additional information.

BBSI responded to the second amended consolidated complaint by filing a motion to dismiss on May 23, 2016. Messrs. Elich and Miller joined in that motion. Under the current briefing schedule ordered by the court, plaintiffs’ opposition to the motion to dismiss is due June 27, 2016, and any reply is due July 25, 2016.

BBSI received a subpoena from the San Francisco office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) in May 2015 in

connection with the SEC’s investigation of the Company’s accounting practices with regard to its workers’ compensation reserves. In April 2016, the SEC issued a second subpoena to BBSI for documents relating to the disclosures made by the Company following Mr. Miller’s termination. BBSI is cooperating fully with the SEC staff in its investigation.

On June 17, 2015, Daniel Salinas (“Salinas”) filed a shareholder derivative lawsuit against BBSI and certain of its officers and directors in the Circuit Court for Baltimore City, Maryland. The complaint alleges breaches of fiduciary duty, unjust enrichment and other violations of law and seeks recovery of various damages, including the costs and expenses incurred in connection with the Company’s reserve strengthening process, reserve study and consultants, the cost of stock repurchases by BBSI in October 2014, compensation paid to the Company’s officers, and costs of negotiating the Company’s credit facility with its principal lender, as well as the proceeds of sales of stock by certain of BBSI’s officers and directors during 2013 and 2014. On September 28, 2015, the Company and the individual defendants filed motions to dismiss the derivative suit and a motion to stay pending resolution of In re Barrett Business Services Securities Litigation. On December 4, 2015, Salinas filed an opposition to each motion. On January 27, 2016, the defendants filed a reply to the opposition brief. On February 11, 2016, Judge Michel Pierson heard oral argument on the motions. A decision has not yet been issued.

Management is unable to estimate the probability, or the potential range, of loss arising from the legal actions described above.

BBSI is subject to other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to other currently pending or threatened actions is not expected to materially affect the Company’s consolidated financial position or results of operations.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the “Common Stock”) trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol “BBSI.” At May 1, 2016, there were 23 stockholders of record and approximately 1,550 beneficial owners of the Common Stock.

The following table presents the high and low sales prices of the Common Stock and cash dividends paid for each quarterly period during the last two fiscal years, as reported by The Nasdaq Stock Market. The Company’s debt covenants to its primary bank permit continuation of quarterly cash dividends up to $0.22 per share so long as there is no default by the Company and payment would not cause a default. Any future determination as to the payment of dividends will be made at the discretion of the Board and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board deems relevant.

	High	Low	Cash Dividends Declared
2014
First Quarter	$102.20	$57.82	$0.18
Second Quarter	63.19	41.96	0.18
Third Quarter	63.45	39.47	0.18
Fourth Quarter	45.38	18.25	0.22
2015
First Quarter	$44.06	$25.21	$0.22
Second Quarter	49.79	32.05	0.22
Third Quarter	45.32	32.19	0.22
Fourth Quarter	53.00	34.00	0.22

The Company maintains a Board-approved stock repurchase program which originally authorized up to 3.0 million shares of the Company’s Common Stock to be repurchased from time to time in open market purchases. The repurchase program allowed for the repurchase of approximately 1.1 million shares as of December 31, 2015. The Company’s credit agreement with its primary bank currently prohibits the repurchase of our Common Stock.

The following table summarizes information related to stock repurchases during the quarter ended December 31, 2015.

Month	Shares Repurchased	Average Price Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
October	0	0	0	1,121,013
November	0	0	0	1,121,013
December	0	0	0	1,121,013

Total	0		0

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2010 until December 31, 2015, for our Common Stock, The

Nasdaq Composite Index, and a group of the Company’s current peers in the staffing industry (the “2015 Peer Group”). The 2015 Peer Group is comprised of the five companies included in the peer group used to prepare the performance graph included in the Company’s Form 10-K for the year ended December 31, 2015.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2010, in our Common Stock, The Nasdaq Composite Index, and the 2015 Peer Group, and that dividends are reinvested. In accordance with the SEC’s disclosure rules, the stockholder return for each company in the 2015 Peer Group indices has been weighted on the basis of market capitalization as of the beginning of each annual period shown. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/10	12/11	12/12	12/13	12/14	12/15
Barrett Business Services, Inc.	100.00	131.55	256.22	629.68	189.68	308.40
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
Peer Group	100.00	76.14	90.65	143.14	150.71	151.85

Members of Peer Group
CDI Corp
Insperity Inc
Kelly Services Inc
ManpowerGroup Inc
Robert Half International Inc

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes incorporated into Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

The consolidated statements of operations data for each of the years ended December 31, 2015, 2014 (as restated) and 2013 (as restated) and the consolidated balance sheet data as of December 31, 2015 and 2014 (as restated) are derived from our audited consolidated financial statements included in Part II-Item 8-“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The selected unaudited consolidated financial data as of and for the years ended December 31, 2012 and 2011 were derived from our books and records and have been restated to correct our accounting primarily for worker’s compensation expense, revenue, payroll taxes and benefit expense, SG&A expense and the related balance sheet categories. For a more comprehensive discussion of the events leading to the restatement of our previously issued financial statements as described above and the resulting Prior Period Adjustments, see “Explanatory Note” immediately preceding Item 1 of this Annual Report and “Note 2. Restatement of Previously Issued Financial Statements” to the Company’s consolidated financial statements incorporated into Item 8 of Part II, “Financial Statements and Supplementary Data.”

The Company has not amended and does not intend to amend any of its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Prior Period Adjustments. For this reason, the consolidated financial statements previously disclosed in periodic reports filed by BBSI for fiscal years and quarters beginning January 1, 2011 and ending June 30, 2015, any related financial information contained in such previously filed reports and any related reports of the Company’s independent registered public accounting firm, Moss Adams LLP, should not be relied upon.

	Year ended December 31,
	2015	2014	2013	2012	2011
		(As Restated)	(As Restated)	(Unaudited) (As Restated)	(Unaudited) (As Restated)
(in thousands, except per share data)
Statements of Operations:
Revenues:
Professional employer service fees	$572,286	$470,522	$393,085	$277,688	$190,779
Staffing services	168,555	165,833	143,881	126,644	124,788

Total revenues	740,841	636,355	536,966	404,332	315,567

Cost of revenues:
Direct payroll costs	127,964	126,399	108,875	95,128	94,568
Payroll taxes and benefits	312,284	263,100	222,163	167,683	123,224
Workers’ compensation	171,137	213,451	123,427	78,022	59,663

Total cost of revenues	611,385	602,950	454,465	340,833	277,455

Gross margin	129,456	33,405	82,501	63,499	38,112
Selling, general and administrative expenses	90,177	74,065	59,439	45,625	37,786
Depreciation and amortization	2,851	2,506	2,037	1,477	1,344

Income (loss) from operations	36,428	(43,166)	21,025	16,397	(1,018)

Other (expense) income:
Life insurance proceeds	0	0	0	0	10,000
Investment income	771	543	539	714	1,261
Interest expense	(1,965)	(173)	(238)	(76)	(25)
Other, net	(88)	152	(9)	(28)	47

Other (expense) income, net	(1,282)	522	292	610	11,283

Income (loss) before income taxes	35,146	(42,644)	21,317	17,007	10,265
Provision for (benefit from) income taxes	9,652	(17,098)	5,644	5,424	(811)

Net income (loss)	$25,494	$(25,546)	$15,673	$11,583	$11,076

Basic earnings (loss) per common share	$3.55	$(3.57)	$2.21	$1.50	$1.10

Weighted average number of basic common shares outstanding	7,173	7,160	7,105	7,723	10,083

Diluted earnings (loss) per common share	$3.47	$(3.57)	$2.12	$1.47	$1.09

Weighted average number of diluted common shares outstanding	7,353	7,160	7,397	7,863	10,150

Cash dividends per common share	$0.88	$0.76	$0.57	$0.46	$0.38

Selected balance sheet data:
Cash, cash equivalents and marketable securities	$31,300	$62,431	$119,253	$72,394	$81,844
Working capital (deficit) surplus	(10,384)	(42,500)	60,298	26,706	50,134
Total assets	496,777	452,401	316,723	231,860	225,464
Long-term workers’ compensation liabilities	190,094	164,214	79,849	49,737	36,572
Long-term debt, net of current portion	0	19,833	5,053	5,273	0
Stockholders’ equity	54,551	32,820	65,177	48,740	98,047

The net loss in 2014 is primarily due to expense associated with an increase in the Company’s reserve for workers’ compensation claims liabilities of approximately $104.2 million. See “Note 6. Workers’ Compensation Claims” in the Company’s consolidated financial statements incorporated into Item 8 of Part II of this report.

Effective March 28, 2012, the Company repurchased 2,485,929 shares of the BBSI common stock held by the Estate of William W. Sherertz and 500,000 common shares held by Nancy Sherertz at a price of $20 per share, representing a total consideration of $59.7 million.

During the first quarter of 2011, William W. Sherertz, the Company’s President and Chief Executive Officer, died. The Company carried a $10 million key man life insurance policy on Mr. Sherertz and received the proceeds during the first quarter of 2011.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leading provider of business management solutions for small and mid-sized companies. The Company has developed a management platform that integrates a knowledge-based approach from the management consulting industry with tools from the human resource outsourcing industry. This platform, through the effective leveraging of human capital, helps our business owner clients run their businesses more effectively.

We report revenues in our financial results in two categories of services: Professional Employer Services (“PEO”) and Staffing.

With our PEO clients we enter into a co-employment arrangement in which we become the administrative employer and the client maintains physical care, custody and control of their workforce.

We generate staffing services revenues primarily from short-term staffing, contract staffing, on-site management and direct placement services. We recognize revenues from our staffing services for all amounts invoiced, including direct payroll, employer payroll-related taxes, workers’ compensation coverage and a service fee (equivalent to a mark-up percentage).

Through centralized operations at our headquarters in Vancouver, Washington, we prepare invoices weekly for our staffing customers and following the end of each payroll processing cycle for PEO clients under a client services agreement. We invoice our customers and clients as each payroll is processed. Payment terms for staffing customers are generally 30 days, while PEO clients’ invoices are generally due on the invoice date.

Our business is concentrated in California, and we expect to continue to derive a majority of our revenues from this market in the future. Revenues generated in our California offices accounted for 78% of our total net revenues in 2015, 77% in 2014 and 74% in 2013. Consequently, any weakness in economic conditions or changes in the regulatory or insurance environment in California could have a material adverse effect on our financial results.

Our cost of revenues for staffing services is comprised of direct payroll costs, employer payroll-related taxes, employee benefits, and workers’ compensation. Our cost of revenues for PEO services includes only employer payroll-related taxes and workers’ compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers’ compensation costs consist primarily of the costs associated with our workers’ compensation program, including claims reserves, claims administration fees, legal fees, MCC expense, state administrative agency fees, third party broker commission, risk manager payroll and excess insurance premiums for catastrophic injuries. We maintain separate workers’ compensation insurance policies for employees working in states where the Company is not self-insured.

The largest portion of workers’ compensation expense is the cost of workplace injury claims. When an injury occurs and is reported to us, our respective independent third-party administrator for workers’ compensation claims (“TPA”) or our internal claims management personnel analyzes the details of the injury and develops a case reserve, which becomes the estimate of the cost of the claim based on similar injuries and their professional judgment. We then record an expense and a corresponding liability based on our estimate of the ultimate claim cost. As cash payments are made by our TPA against specific case reserves, the accrued liability is reduced by the corresponding payment amount. The TPA and our in-house claims administrators also review existing injury claims on an on-going basis and adjust the case reserves as new or additional information for each claim becomes available. Our reserve includes a provision both for future anticipated increases in costs (“adverse loss development”) of the claims for open claims and for claims incurred but not reported related to prior and current periods (together, “IBNR”). This provision for IBNR is based on an actuarial estimate provided by our independent actuary. We believe our operational policies and internal claims reporting system help to limit the amount of incurred but unreported claims.

Beginning in the first quarter of 2015, we began offering healthcare coverage to eligible staffing employees in compliance with the employer mandate provision of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”). The Acts represent comprehensive U.S. healthcare reform legislation. In addition to other provisions, the Acts subject us to potential penalties unless we offer to our employees minimum essential healthcare coverage that is affordable. While it is still early in the adoption phase of the Acts’ employer mandate provision, initial price increases included in our contracts with clients appear to be sufficient to cover implementation and operating costs of offering healthcare coverage to staffing employees, but there can be no assurance that will continue to be the case.

Selling, general and administrative expenses represent both branch office and corporate-level operating expenses. Branch operating expenses consist primarily of branch office staff payroll and personnel related costs, advertising, rent, office supplies, professional and legal fees and branch incentive compensation. Corporate-level operating expenses consist primarily of executive and office staff payroll and personnel related costs, professional and legal fees, travel, occupancy costs, information systems costs, and executive and corporate staff incentive compensation.

Depreciation and amortization represent depreciation of property and equipment and amortization of intangible assets consisting of the amortization of software costs, covenants not to compete, and if material, customer related intangibles. Property and equipment are depreciated using the straight-line method over their estimated useful lives, which range from one to 39 years. Intangible assets are amortized using the straight-line method over their estimated useful lives, which generally range from two to 15 years.

Critical Accounting Policies

We have identified the following policies as critical to our business and the understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to the consolidated financial statements incorporated into Item 8 of Part II of this Report. The preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition.  We recognize PEO service and staffing service revenue as services are rendered by our workforce. PEO services are normally used by organizations to satisfy ongoing needs related to the management of human capital and are governed by the terms of a client services agreement which covers all employees at a particular work site. Our client services agreements have a minimum term of one year, are renewable on an annual basis and typically require 30 days’ written notice to cancel or terminate the contract by either party. In addition, our client services agreements provide for immediate termination upon any default of the client regardless of when notice is given.

We report PEO revenues on a net basis because we are not the primary obligor for the services provided by our clients to their customers pursuant to our client services agreements. We reduce these service fee revenues by the amounts invoiced to our clients for direct payroll expenses such as salaries, wages, health insurance, employee out-of-pocket expenses incurred incidental to employment and safety incentives. Safety incentives represent cash incentives paid to certain client companies for maintaining safe-work practices and minimizing workplace injuries. The safety incentive is based on a percentage of annual payroll and is paid annually to clients who meet predetermined workers’ compensation claims cost objectives.

Workers’ Compensation Reserves.  We are self-insured for workers’ compensation coverage in a majority of our employee work sites in Oregon, Maryland, Delaware and Colorado and for staffing services and management employees only in Washington. We were self-insured in California through December 31, 2014. We now maintain individual policies for all California-based clients, along with clients in Delaware, Virginia, Pennsylvania and the District of Columbia, through our fronted insurance arrangement with ACE. Our employees working in Arizona, Utah and Nevada are eligible for coverage through Ecole, our wholly owned insurance company.

The estimated liability for unsettled workers’ compensation claims represents our best estimate, utilizing actuarial expertise and projection techniques, at a given reporting date. Our estimate is based on an evaluation of information provided by our internal claims adjusters and TPA, coupled with management’s use of an independent actuary to provide an actuarial estimate of future IBNR costs. These elements serve as the basis for our overall estimate for workers’ compensation claims liabilities, which include more specifically the following components: case reserve estimates for reported losses, plus additional amounts for estimated future adverse cost development of IBNR, legal costs and MCC expenses, as well as estimates for unallocated loss adjustment expenses. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

IBNR is based on an estimate of future claim payments beyond those considered in the specific case reserve estimates and claims arising from injuries that occurred during a particular time period on or prior to the balance sheet date. Therefore, IBNR is the compilation of the estimated ultimate losses for each accident year less amounts that have been paid and specific case reserves. IBNR reserves, unlike specific case reserves, do not apply to a specific claim but rather apply to the entire body of claims arising from a specific time period. IBNR primarily covers costs relating to:

•	Future claim payments in excess of case reserves on recorded open claims;

•	Additional claim payments on closed claims; and

•	Claims that have occurred but have not yet been reported to us.

Our workers’ compensation claims liabilities do not represent an exact calculation of liability, but instead represent management’s best estimate, utilizing actuarial expertise and projection techniques, at a given reporting date. The process of estimating unpaid claims and claims adjustment expense involves a high degree of judgment and is affected by both internal and external events, including changes in claims handling practices, modifications in reserve estimation procedures, changes in individuals involved in the reserve estimation process, inflation, trends in the litigation and settlement of pending claims, and legislative changes.

Our estimates are based on informed judgment, derived from individual experiences and expertise applied to multiple sets of data and analyses. We consider significant facts and circumstances known both at the time that loss reserves are initially established and as new facts and circumstances become known. Due to the inherent uncertainty underlying loss reserve estimates, the expenses incurred through final resolution of our liability for our workers’ compensation claims will likely vary from the related loss reserves at the reporting date. Therefore, as specific claims are paid out in the future, actual paid losses may be materially different from our current loss reserves.

A basic premise in most actuarial analyses is that historical data and past patterns demonstrated in the incurred and paid historical data form a reasonable basis upon which to project future outcomes, absent a material change. Significant structural changes to the available data can materially impact the reserve estimation process. To the extent a material change affecting the ultimate claim liability becomes known, such change is quantified to the extent possible through an analysis of internal company data and, if available and when appropriate, external data. Actuaries exercise a considerable degree of judgment in the evaluation of these factors and the need for such actuarial judgment is more pronounced when faced with material uncertainties.

We believe that the amounts recorded for our estimated liabilities for workers’ compensation claims, which are based on informed judgement, analysis of data, actuarial estimates, and analysis of other trends associated with the Company’s historical universe of claims data, are reasonable. Nevertheless, adjustments to such estimates will be required in future periods if the development of claim costs varies materially from our estimates and such future adjustments may be material to our results of operations.

Safety Incentives Liability.  Our accrued safety incentives represent cash incentives paid to certain PEO clients under our client services agreement for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third party administrator and the expected payout as determined by historical incentive payment trends. The safety incentive expense is netted against PEO services revenue in our consolidated statements of operations.

Allowance for Doubtful Accounts.  We make estimates of the collectability of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers’ payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill.  We assess the recoverability of goodwill annually for potential impairment for the Company’s one reporting unit. Management uses the traditional two step approach to determine if the fair value of the reporting unit’s goodwill does not exceed its carrying value, thus resulting in impairment. Management defines the fair value of the reporting unit as the market value of common shares outstanding as of the reporting period end date. Management defines the reporting unit’s carrying value as the value of its net assets. Management’s current assessment of the carrying value of goodwill indicates there was no impairment as of December 31, 2015.

Investments in Marketable Securities.  We consider available evidence in evaluating potential impairment of our investments, including the duration and extent to which fair value is less than cost and our ability and intent to hold the investment. Investments in securities classified as trading are reported at fair value, with unrealized gains or losses reported in other income in our consolidated statements of operations. Investments in securities classified as held-to-maturity are reported at amortized cost. The Company did not have investments in securities classified as trading or held-to-maturity as of December 31, 2015. Investments in securities classified as available-for-sale are reported at fair value, with unrealized gains or losses reported net of tax in accumulated other comprehensive income

(loss) in stockholders’ equity. In the event a loss on our available-for-sale investments is determined to be other-than-temporary, the loss will be recognized in our statement of operations. The Company held investments in equity securities classified as available-for-sale as of December 31, 2015. For discussion of fair value measurement of these investments, refer to Note 4 in the Notes to the consolidated financial statements incorporated into Item 8 of Part II of this Report.

Income Taxes.  Our income taxes are accounted for using an asset and liability approach. This requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The impact of uncertain tax positions would be recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions would withstand challenge, if any, from taxing authorities. At December 31, 2015, we had deferred income tax assets of $24.4 million and deferred income tax liabilities of $16.7 million for net deferred income tax assets of $7.7 million. We assess our ability to realize deferred income tax assets, as significant changes in circumstances may require adjustments. The amount of the deferred income tax assets actually realized could vary, if there are differences in the timing or amount of future reversals of existing deferred income tax assets or changes in the actual amounts of future taxable income as compared to operating forecasts. If our operating forecast is determined to no longer be reliable due to uncertain market conditions, our long-term forecast may require reassessment. As a result, in the future, a valuation allowance may be required to be established for all or a portion of the deferred income tax assets. Such a valuation allowance could have a significant effect on our results of operations and financial condition.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on the Company’s results of operations and financial condition, refer to Note 1 in the Notes to the Consolidated Financial Statements incorporated into Item 8 of Part II of this Report.

Forward-Looking Information

Statements in this Item or in Items 1, 1A, 3 and 9A of this Report include forward-looking statements which are not historical in nature. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the effect of changes in our mix of services on gross margin, the need to continue to retain customers following price increases, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, the effect of changes in our reserving practices and claims management process on our actuarial estimates and workers’ compensation reserves, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned fully licensed insurance subsidiaries, the effects of becoming self-insured for certain business risks, the risks of operation and cost of our fronted insurance program with ACE, our ability to pass on increased costs relating to the mandate to provide health insurance coverage to our clients, the effects of material weaknesses in our internal control environment, the cost of providing healthcare coverage to staffing employees, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, payment of future dividends, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, compliance with the continued listing requirements of The Nasdaq Stock Market (“NASDAQ”), current and future shareholder litigation, the ongoing investigation by the Securities and Exchange Commission (the “SEC”), the effect of changes in the interest rate environment on the value of our investment securities and long-term debt, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All of our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include our ability to retain current clients and attract new clients, difficulties associated with integrating clients into our operations, economic trends in our service areas, the potential for material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of our primary markets, collectability of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by our future operating results, the cost of defending against or settling shareholder litigation, the expenses associated with cooperating in the SEC investigation and the potential imposition of fines, penalties and other remedies by the SEC, the costs of remediating material weaknesses in our internal control environment, including the recruitment of a new Chief Financial Officer and additional members of the Board of Directors with experience in the oversight of financial reporting by public companies, the effect on our stock price if our Common Stock is delisted by NASDAQ, the impact of the Patient Protection and Affordable Care Act and escalating medical costs on our business, the effect of conditions in the global capital markets on our investment portfolio, and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our fronted insurance program. Additional risk factors affecting our business are discussed in Item 1A of Part I in this report. We disclaim any obligation to update any such factors or to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s Consolidated Statements of Operations for the years ended December 31, 2015, 2014 (as restated) and 2013 (as restated), incorporated into Item 8 of Part II of this report. References to the Notes to Financial Statements appearing below are to the notes to the Company’s consolidated financial statements incorporated into Item 8 of this Report.

	Percentage of Total Net Revenues
	Year Ended December 31,
	2015	2014	2013
		(As Restated)	(As Restated)
Revenues:
Professional employer service fees	77.2%	73.9%	73.2%
Staffing services	22.8	26.1	26.8

Total	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	17.3	19.9	20.3
Payroll taxes and benefits	42.1	41.4	41.4
Workers’ compensation	23.1	33.5	22.9

Total	82.5	94.8	84.6

Gross margin	17.5	5.2	15.4
Selling, general and administrative expenses	12.2	11.6	11.1
Depreciation and amortization	0.4	0.4	0.4

Income (loss) from operations	4.9	(6.8)	3.9
Other (expense) income, net	(0.2)	0.1	0.1

Income (loss) before income taxes	4.7	(6.7)	4.0
Provision for (benefit from) income taxes	1.3	(2.6)	1.1

Net income (loss)	3.4%	(4.1)%	2.9%

We report professional employer service revenues on a net basis because we are not the primary obligor for the services provided by our co-employed clients to their customers pursuant to our client service agreements. We present for comparison purposes the gross revenues and cost of revenues information for the years ended December 31, 2015, 2014 and 2013 in the table below. Although not in accordance with “GAAP”, management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our professional employer services on a basis comparable to our staffing services.

The presentation of revenues on a net basis and the relative contributions of staffing and professional employer services revenues can create volatility in our gross margin percentage. The general impact of fluctuations in our revenue mix is described below.

•

A relative increase in professional employer services revenue will result in higher gross margin percentage. Improvement in gross margin percentage occurs because incremental client services revenue dollars are reported as revenue net of all related direct payroll and safety incentive costs.

•

A relative increase in staffing revenues will typically result in a lower gross margin percentage. Staffing revenues are presented at gross with the related direct costs reported in cost of sales. While staffing relationships typically have higher margins than professional employer service relationships, an increase in staffing revenues and related costs dilutes the impact of the net professional employer services revenue on gross margin percentage.

	Year Ended December 31,
	2015	2014	2013
Non-GAAP (in thousands)		(As Restated)	(As Restated)
Revenues:
Professional employer service fees	$3,847,595	$3,191,229	$2,672,658
Staffing services	168,555	165,833	143,881

Total revenues	4,016,150	3,357,062	2,816,539

Cost of revenues:
Direct payroll costs	3,375,976	2,827,732	2,374,164
Payroll taxes and benefits	312,284	263,100	222,163
Workers’ compensation	198,434	232,825	137,711

Total cost of revenues	3,886,694	3,323,657	2,734,038

Gross margin	$129,456	$33,405	$82,501

A reconciliation of non-GAAP gross revenues to net revenues is as follows for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Gross Revenue Reporting Method (Non-GAAP)			Reclassification			Net Revenue Reporting Method (GAAP)
	2015	2014	2013	2015	2014	2013	2015	2014	2013
		(As Restated)	(As Restated)		(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenues:
Professional employer service fees	$3,847,595	$3,191,229	$2,672,658	$(3,275,309)	$(2,720,707)	$(2,279,573)	$572,286	$470,522	$393,085
Staffing services	168,555	165,833	143,881	0	0	0	168,555	165,833	143,881

Total revenues	$4,016,150	$3,357,062	$2,816,539	$(3,275,309)	$(2,720,707)	$(2,279,573)	$740,841	$636,355	$536,966

Cost of revenues:	$3,886,694	$3,323,657	$2,734,038	$(3,275,309)	$(2,720,707)	$(2,279,573)	$611,385	$602,950	$454,465

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our professional employer services client companies.

Years Ended December 31, 2015 and 2014

Net income for 2015 amounted to $25.5 million compared to a net loss of $25.5 million for 2014. Net income in 2015 was primarily driven by a 16.4% increase in revenues and a 12.3% increase in gross margin percentage. The increase in gross margin in 2015 is primarily due to the large decrease in workers’ compensation expense from 2014 to 2015. Diluted earnings per share for 2015 was $3.47 compared to a diluted loss per share of $3.57 for 2014.

Revenues for 2015 totaled $740.8 million, an increase of approximately $104.5 million or 16.4% over 2014, which reflects primarily an increase in the Company’s professional employer service fee revenue of $101.8 million or 21.6%. Staffing services revenue increased $2.7 million or 1.6%.

Approximately 78% and 77%, respectively, of our total net revenues during 2015 and 2014 was attributable to our California operations.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during 2015 nearly doubled business lost from former customers. Professional employer service revenue from continuing customers grew 10.2% on a year-over-year basis, primarily resulting from increases in employee headcount and hours worked. The increase in staffing services revenue was due primarily to an increase in revenue from continuing customers, coupled with a slight increase in net staffing business of new customers over lost customers.

During 2015, the Company served approximately 4,195 PEO clients, compared to approximately 3,665 PEO clients during 2014. During 2015, the Company served approximately 1,770 staffing services customers, compared to 1,825 during 2014.

Gross margin for 2015 totaled approximately $129.5 million or 17.5% of revenue compared to $33.4 million or 5.2% of revenue for 2014. The 12.3% increase in gross margin percentage was primarily due to decreases in workers’ compensation expense and direct payroll costs, partially offset by a slight increase in payroll taxes and benefits.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, decreased from $213.5 million or 33.5% in 2014 to $171.1 million or 23.1% in 2015. The increase was primarily driven by the Company’s large worker’s compensation expense change of $84.7 million taken in the second quarter of 2014 (as restated).

In 2014 after extensive analysis, management concluded that a significant increase of workers’ compensation liability was needed, primarily to reflect the potential adverse development of prior period claims. Management’s primary considerations in determining to record a large increase in the Company’s estimate of workers’ compensation liability in 2014 included the large increase in the Company’s business in recent years, the potential for large future adverse development of open claims, and the increasing complexity and uncertainty surrounding healthcare costs. In 2015 as the actuarial data began to stabilize we did not see the significant adverse development on prior years’ claims as seen in 2014.

The Company recorded $255.7 million and $225.3 million at December 31, 2015 and 2014, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. The estimated liabilities for unsettled workers’ compensation claims represent management’s best estimate based upon an actuarial valuation provided by a third party actuary at December 31, 2015 and 2014. Included in the estimate for workers’ compensation claims liabilities are case reserve estimates for reported losses, plus additional amounts for estimated future adverse cost development of IBNR claims, legal costs, MCC expenses, and unallocated loss adjustment expenses, including future administrative fees to be paid to third party service providers. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

Management believes it has improved the Company’s procedures in many areas of its workers’ compensation program over the past three years. See Note 6 to the consolidated financial statements incorporated into Item 8 of Part II of this Report. We believe these efforts have improved management’s ability to estimate workers’ compensation expense.

Direct payroll costs as a percentage of revenues decreased to 17.3% for 2015 from 19.9% for 2014, primarily due to the increase in our mix of professional employer services in the Company’s customer base compared to 2014.

Payroll taxes and benefits as a percentage of revenues for 2015 was 42.1% compared to 41.4% for 2014. The percentage rate increase was primarily due to the effect of growth in professional employer services, where payroll taxes and benefits are presented at gross cost, whereas the related direct payroll costs are netted against professional employer services revenue. The effect of the growth in professional employer services on payroll taxes and benefits was partially offset by a decline in the overall state unemployment tax rates where the Company does business.

Selling, general and administrative (“SG&A”) expenses consist of compensation and other expenses relating to the operation of our headquarters and our branch offices and the marketing of our services. SG&A expenses for 2015 amounted to approximately $90.2 million, an increase of $16.1 million or 21.8% over 2014. The increase was primarily attributable to an increase in management payroll, incentive bonus pay to field personnel, legal fees, and other variable expense components within SG&A to support our business growth. SG&A expenses as a percentage of revenues increased from 11.6% in 2014 to 12.2% in 2015.

Other expense for 2015 totaled approximately $1.3 million as compared to other income of $522,000 for 2014 due to an increase in interest expense of $1.8 million resulting from the Company’s $40.0 million term loan entered into on December 29, 2014.

Our effective income tax rate for 2015 was 27.5%, compared to (40.1)% for 2014. Our income tax rate typically differs from the federal statutory tax rate of 35% primarily due to federal and state tax credits. See Note 10 to the consolidated financial statements incorporated into Item 8 of Part II of this Report for additional information regarding income taxes.

Years Ended December 31, 2014 and 2013

Net loss for 2014 (as restated) was $25.5 million compared to net income of $15.7 million for 2013. The net loss in 2014 was primarily due to the large increase in workers’ compensation expense. Diluted loss per share for 2014 was $3.57 compared to a diluted earnings per share of $2.12 for 2013.

Revenues for 2014 of $636.4 million reflect an increase in the Company’s professional employer service fee revenue of $77.4 million or 19.7%, coupled with an increase in staffing services revenue of $22.0 million or 15.3%.

Approximately 77% and 74%, respectively, of our total net revenues during 2014 and 2013 was attributable to our California operations.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during 2014 nearly doubled business lost from former customers during that year. Professional employer service revenue from continuing customers grew 8.9% on a year-over-year basis, primarily resulting from increases in employee headcount and hours worked.

The increase in staffing services revenue was due primarily to growth in new customers as well as the addition of new business, partially offset by lost business from former customers.

During 2014 the Company served approximately 3,665 PEO clients, compared to approximately 3,200 PEO clients during 2013. During 2014 the Company served approximately 1,825 staffing services customers, compared to 1,870 during 2013.

Gross margin for 2014 totaled approximately $33.4 million or 5.2% of revenue compared to $82.5 million or 15.4% of revenue for 2013. The 10.2% decline in gross margin percentage was primarily due to a large increase in workers’ compensation expense, partially offset by an increase in revenues of 18.5% and decreases in payroll taxes and benefits and direct payroll costs.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $123.4 million or 22.9% in 2013 to $213.5 million or 33.5% in 2014. The increase was primarily driven by the Company’s large workers’ compensation expense charge of $84.7 million taken in the second quarter of 2014 (as restated).

We took a number of steps in 2013 and 2014 to improve our workers’ compensation claims administration practices.

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

In 2014 after extensive analysis, management concluded that a significant increase of workers’ compensation liability was needed, primarily to reflect the potential adverse development of prior period claims. Management’s primary considerations in determining to record a large increase in the Company’s estimate of workers’ compensation liability in 2014 included the large increase in the Company’s business in recent years, the potential for large future adverse development of open claims, and the increasing complexity and uncertainty surrounding healthcare costs.

The Company had $225.3 million and $121.1 million at December 31, 2014 and 2013, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary at December 31, 2014 and 2013.

Direct payroll costs as a percentage of revenues decreased to 19.9% for 2014 from 20.3% for 2013, primarily due to the increase in our mix of professional employer services in the Company’s customer base compared to 2013.

Payroll taxes and benefits as a percentage of revenues for 2014 was 41.4% compared to 41.4% for 2013. The constant percentage of revenues was due to a slight decline in the overall state unemployment tax rates where the Company does business offset by a rise in the overall average wage rate. The percentage rate decreased due to a decline in the overall state unemployment tax rates where the Company does business and to a small rise in the overall average wage rates which allowed the tax ceilings to be reached sooner in 2014 as compared to 2013.

SG&A expenses for 2014 were approximately $74.1 million, an increase of $14.6 million or 24.6% over 2013. The increase was primarily attributable to an increase in management payroll, information technology (“IT”) expenses, and other variable expense components within SG&A to support our business growth. The increased IT expenses relate to projects designed to enhance access and delivery of information to the field as well as to improve efficiencies over time. SG&A expenses as a percentage of revenues increased from 11.1% in 2013 to 11.6% in 2014.

Other income for 2014 was $522,000 compared to $292,000 for 2013. Other income for 2014 was primarily attributable to investment income earned on the Company’s cash and marketable securities.

Our effective income tax rate for 2014 was (40.1) % reflecting our loss from operations, as compared to 26.5% for 2013. Our income tax rate typically differs from the federal statutory tax rate of 35% primarily due to federal employment tax credits and state tax expense, net of federal benefit.

Fluctuations in Quarterly Operating Results

We have historically experienced significant fluctuations in our quarterly operating results, including losses in the first quarter of each year, and expect such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers’ compensation, demand for our services and competition. Payroll taxes, as a component of cost of revenues, generally decline throughout a calendar year as the applicable statutory wage bases for federal and state unemployment taxes and Social Security taxes are exceeded on a per employee basis. Our revenue levels may be higher in the third quarter due to the effect of increased business activity of our customers’ businesses in the agriculture, food processing and forest products-related industries. In addition, revenues in the fourth quarter may be reduced by many customers’ practice of operating on holiday-shortened schedules. Workers’ compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. In addition, adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company’s estimated workers’ compensation expense.

Liquidity and Capital Resources

The Company’s cash position of $25.2 million at December 31, 2015 increased $13.7 million compared to December 31, 2014. The increase in cash at December 31, 2015, as compared to December 31, 2014, was primarily due to net income of $25.5 million, proceeds from sales and maturities of securities of $291.7 million and an increase in workers’ compensation claims liabilities of $30.4 million, partially offset by purchases of securities of $344.3 million and payments of long-term debt of $25.2 million.

Net cash provided by operating activities for 2015 amounted to $100.6 million, compared to $69.6 million for 2014. For 2015, cash flow was primarily provided by net income of $25.5 million, an increase in workers’ compensation claims liabilities of $30.4 million and safety incentive liability of $7.0 million, and a decrease in trade accounts receivable of $12.1 million and income taxes receivable of $10.5 million.

Net cash used in investing activities totaled $55.6 million for 2015, compared to $182.5 million for 2014. For 2015 cash used in investing activities consisted primarily of purchases of restricted marketable securities of $211.7 million, restricted certificates of deposit of $124.3 million and marketable securities of $8.2 million, partially offset by proceeds from sales and maturities of restricted certificates of deposit of $228.7 million, marketable securities of $53.0 million and restricted marketable securities of $10.0 million. The Company presently has no material long-term capital commitments.

To monitor our overall investment risk and to assess the fair values of assets within our investment portfolio, we review our investment portfolio on a quarterly basis for significant unrealized gains or losses. We define significant to be in excess of 5% of cost basis. When we identify significant unrealized gains or losses, we inquire as to the reasons with our investment advisors.

Net cash used in financing activities for 2015 was $31.4 million compared to net cash provided by financing activities of $30.9 million for 2014. For 2015 cash was primarily used for payments on long-term debt of $25.2 million and dividends of $6.3 million. Borrowings on the Company’s credit line equaled repayments in 2015.

The states of California, Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments totaling $156.8 million at December 31, 2015 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. In partial satisfaction of these requirements, at December 31, 2015, we have provided surety bonds and standby letters of credit totaling $152.0 million, including a California requirement of $147.2 million. The Company satisfied the California requirement through the posting of third party issued surety bonds, backed by a total of $88.3 million in letters of credit. In conjunction with these letters of credit, the Company posted $92.4 million in restricted money market funds and restricted certificates of deposit as collateral.

As part of the ACE fronted insurance program, the Company makes monthly payments into a trust account (“the ACE trust account”) to be used for the payment of future claims. The balance in the ACE trust account was $166.6 million and $50.1 million at December 31, 2015 and December 31, 2014, respectively. The ACE trust account balance is made up of money market funds, included as a component of the current and long-term restricted marketable securities and workers’ compensation deposits in the Company’s consolidated balance sheets.

Management expects total amounts of the certificates of deposit and the letters of credit to decrease over time as a result of a declining self-insured liability in California. The Company’s self-insurance status in California ended on December 31, 2014. Consequently, management expects the Company’s working capital position to improve in future quarters as the related collateral requirements ease with the decline in the self-insured liability in California.

As disclosed in Note 7 to the audited consolidated financial statements incorporated into Item 8 of Part II of this Report, the Company maintains a credit agreement (the “Credit Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement includes a $40.0 million term loan maturing December 31, 2016, as well as a $14.0 million revolving credit line, with a $5.0 million sublimit for unsecured standby letters of credit. The outstanding balance on the term loan was $15.0 million at December 31, 2015 and $40.0 million at December 31, 2014. The Company had no outstanding borrowings on its revolving credit line at December 31, 2015 and 2014. The Credit Agreement also includes $88.3 million in cash-secured letters of credit to satisfy collateral requirements associated with security deposit requirements for workers’ compensation purposes in the state of California, as discussed above. In conjunction with the letters of credit, the Company posted $92.4 million in restricted money market funds and restricted certificates of deposit with the bank as collateral.

As of December 31, 2015 the term loan with the Bank required principal payments of $5.0 million on June 30, 2016, September 30, 2016 and December 31, 2016. The term loan bears interest at the one month LIBOR plus 4.0%.

Advances under the revolving credit facility bear interest, as selected by the Company, of either (a) a daily floating rate of one month LIBOR plus 2% or (b) a fixed rate of LIBOR plus 2.0%. The Credit Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit facility, and a fee of 1.75% of the face amount of each letter of credit and 0.95% on secured letters of credit.

Additionally, the Company maintains a mortgage loan with the Bank with a current balance of approximately $4.8 million secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017. This mortgage loan is included in the current portion of long-term debt due to the forbearance agreement with the Bank.

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles, inventory and equipment.

The Credit Agreement requires the satisfaction of certain financial covenants as follows:

•	minimum Fixed Charge Coverage ratio of no less than 1.50:1.0, measured quarterly on a rolling four-quarter basis; and

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly.

The Credit Agreement includes certain additional covenants as follows:

•	capital expenditures may not exceed a total of $5.0 million in 2015 and a total of $4.0 million in 2016 without the Bank’s prior approval;

•

incurring additional indebtedness is prohibited without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing so long as total purchase money indebtedness does not exceed $400,000 at any time;

•	repurchases of shares of the Company’s Common Stock are prohibited; and

•	quarterly cash dividends up to $0.22 per share may be paid so long as there is no default by the Company and payment would not cause a default.

The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Credit Agreement to be immediately due and payable.

The Company is currently in default under the terms of the Agreement based upon the Company’s failure to comply with covenants regarding accuracy and timeliness of financial information. We have entered into a forbearance agreement with the Bank in connection with the current default. The forbearance agreement establishes a time period during which our lender has voluntarily agreed not to cause the payment obligations under the Agreement to be immediately due and payable, to invoke default interest rates or to exercise any of the Bank’s other rights, powers and remedies. The Bank has agreed to forbear from immediate enforcement of its rights and remedies based upon the defaults through June 1, 2016. BBSI must deliver its 2015 Form 10-K by June 1, 2016 as part of this agreement. In addition, the Bank has agreed to forbear from immediate enforcement of its rights and remedies based upon the defaults through June 30, 2016 with respect to BBSI’s late filing of its Form 10-Q for the quarter ended March 31, 2016.

At June 30 and September 30, 2014, the Company was also in violation of the following covenants with its Bank:

•	minimum Fixed Charge Coverage ratio of no less than 1.25:1.0, measured quarterly on a rolling four-quarter basis;

•	funded Debt: EBITDA of no more than 1.75:1, measured quarterly on a rolling four-quarter basis; and

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly.

In addition, at December 31, 2014 and June 30, 2015, the Company was in violation of its ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety liabilities of at least 1.0:1.0. The Company was also in violation of the fixed charge coverage ratio of 1.50:1.0 at December 31, 2015. On May 24, 2016, the Company reached an agreement with the Bank pursuant to which the Bank has agreed to waive these covenant violations upon filing of the 2015 10-K.

As part of its negotiations with the Bank on the forbearance and waivers discussed above, the Company accelerated to May 24, 2016 the payment of $2.5 million of the $5 million originally due December 31, 2016 on its term loan. The Company also agreed to pay the remaining $2.5 million balance on the December 31, 2016 payment upon the earlier of December 31, 2016 or the receipt of federal unemployment tax refunds. In addition, the Bank amended the Agreement to include delisting of the Company’s common stock by NASDAQ as an event of default.

The Company is self-insured for certain business insurance risks such as general liability, errors and omissions and umbrella coverage. Management may explore in the future whether to pursue other vehicles to provide coverage including coverages provided by the Company’s captive insurance companies.

Management expects that the funds anticipated to be generated from operations, current liquid assets, and availability under the Company’s revolving credit facility will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2015, including commitments for future payments under non-cancelable lease arrangements, current and long-term workers’ compensation liabilities for catastrophic injuries, long-term debt, and other long-term liabilities, are summarized below:

	As of December 31, 2015 Payments Due by Period
(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$12,020	$3,788	$5,790	$2,257	$185
Long-term workers’ compensation claims liabilities for catastrophic injuries	218	29	63	32	94
Long-term debt	19,833	19,833	0	0	0
Long-term MCC payments	10,000	3,750	6,250	0	0

Total contractual cash obligations	$42,071	$27,400	$12,103	$2,289	$279

Inflation

Inflation generally has not been a significant factor in the Company’s operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for workers’ compensation claims.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets and its outstanding borrowings on its line of credit and long-term debt. As of December 31, 2015, the Company’s investment portfolio consisted principally of approximately $273.2 million in money market funds, $10.5 million in certificates of deposit, $6.7 million in municipal bonds, $5.9 million in corporate bonds, and $4.8 million in U.S. treasuries. The Company’s outstanding long-term debt totaled approximately $19.8 million at December 31, 2015. Based on the Company’s overall interest exposure at December 31, 2015, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets, its outstanding borrowings or its results of operations because of the predominantly short maturities of the securities within the investment portfolio and the relative size of the outstanding borrowings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 15.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2015 because of the material weaknesses in our internal control over financial reporting (“ICFR”) described below and the Company’s inability to timely file required filings with the SEC.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining for our Company adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our ICFR as of December 31, 2015. This evaluation was based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015 as a result of the following material weaknesses in the Company’s ICFR. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected.

1) The control environment, which includes the Company’s Code of Conduct, is the responsibility of senior management and the Company’s Audit and Compliance Committee of the Board of Directors (the “Audit Committee”), sets the tone of our organization, influences the control consciousness of employees and is the foundation for the other components of ICFR. On March 3, 2016, the Audit Committee met with James D. Miller, the Company’s then CFO. Mr. Miller reported that he had made unsupported journal entries in the Company’s financial records in circumvention of the Company’s ICFR. Based on information provided by Mr. Miller and additional investigation undertaken at the direction of the Audit Committee, the primary effect of the unsupported, non-GAAP journal entries, confirmed as such through the investigation, was the understatement of workers’ compensation expense and overstatement of payroll taxes and benefits expense during the years ended December 31, 2014, 2013 and 2012. Following these events, the Company determined that the former CFO did not promote an attitude of integrity and control consciousness, leading to insufficient attention to his responsibilities and the Company’s ICFR. As a result of the actions of the former CFO, we have determined that our management review controls were not operating effectively leading to additional material weaknesses as noted below. Further, effective mitigating controls were not in place elsewhere among senior management or the Board of Directors to discourage, prevent or detect management override of internal control related to the Company’s financial reporting process.

2) The Company did not maintain effective internal control over the process for deriving accounting estimates related to workers’ compensation expense. Specifically, the Company did not ensure appropriate review of the data provided to its actuary or the analysis underlying actuarial reports provided by the actuary. As a result of this control deficiency, the Company failed to detect on a timely basis errors in its workers’ compensation expense with respect to MCC fees incurred for the administration of workers’ compensation claims, unallocated loss adjustment expense, and costs related to development of prior period claims.

3) The Company did not maintain effective internal control over the review, approval, and documentation of journal entries. Specifically, the Company failed to detect on a timely basis the recording of unsupported journal entries in the Company’s books and records relating primarily to payroll taxes and benefits and workers compensation expense.

4) The Company did not design and maintain effective internal control over account reconciliation procedures related to workers’ compensation accruals. As a result of this deficiency, the Company failed to detect on a timely basis errors related to workers’ compensation liability and workers’ compensation expense.

5) The Company did not maintain effective internal controls related to its information and technology systems. Specifically the Company did not maintain effective controls over program changes and access to programs and data, and mitigating controls were ineffective.

6) The Company did not maintain effective internal control over the review of payroll tax accruals and payroll tax expense, allowing for management override of controls. As a result of this deficiency, the Company failed to detect on a timely basis errors in the calculation of its federal and state payroll tax accruals and payroll tax expense.

Plan for Remediation of Material Weaknesses

The Company’s Board of Directors, Audit Committee, and management are actively engaged in the planning for and implementation of remediation efforts to address the material weaknesses identified above. Management has taken the following actions to address the material weaknesses:

•	Terminated the employment of the former CFO following his report to the Audit Committee regarding his actions in recording unsupported journal entries in the Company’s financial records.

•

The Audit Committee engaged an independent public accounting firm to perform a forensic accounting investigation for the period from January 1, 2009, through March 31, 2016. This investigation has been completed.

•	Engaged a national executive search firm to conduct a search for a permanent CFO with meaningful industry, public company accounting and financial experience.

•

Instituted a search with the goal of adding to the Board of Directors two or more individuals with expertise in the governance of public companies, including board level independent oversight experience, service on an audit committee, and public company accounting and auditing. The Company intends to add an individual to serve as chair of the Audit Committee and as its Audit Committee financial expert.

•

Directed the Audit Committee to ensure timely review by the Audit Committee of all engagements entered into by management relating to actuaries, specialists or other professionals whose consulting work could have an impact on the Company’s financial reporting.

•

Established a Workers’ Compensation Committee (“WCC”) consisting of the Chief Operating Officer—Corporate Operations, Chief Financial Officer, Corporate Controller and Director of Insurance to oversee the Company’s controls and procedures related to workers’ compensation claims administration and expense and its process for developing reserve estimates, as well as to participate in substantive communications with the Company’s independent actuary with regard to the Company’s reserve for workers’ compensation liabilities.

•

Established a procedure for quarterly meetings of the WCC with the Company’s independent actuary with the goal of ensuring that the actuary is fully informed and has a complete understanding of the components included in the payroll and workers’ compensation claims data provided to the actuary by the Company and to vet fully the quarterly actuarial report produced by the actuary.

•

Directed the Company’s interim CFO to implement a process of regular communication with the Audit Committee regarding management initiatives that may have a material effect on the Company’s financial statements or involve material changes in the Company’s accounting practices or ICFR.

•

Met with members of the Company’s accounting staff to ensure their understanding of the requirements and importance of the Company’s Code of Ethics for Senior Financial Officers, a specific section of the Company’s Code of Business Conduct.

•

Directed the Company’s interim CFO to retain an outside third-party expert to provide in-depth education and training as promptly as practicable for all BBSI accounting staff and other relevant personnel regarding the disclosure and financial records requirements of the federal securities laws applicable to public companies, the requirements and importance of ICFR, and the requirements and significance of the Company’s Code of Ethics for Senior Financial Officers.

The following actions are also currently being undertaken by management to address the material weaknesses:

•

Implementing a process of regular communication by the Board of Directors, Audit Committee, and executive officers to all employees regarding the ethical values of the Company and the requirement on the part of all directors, officers, and employees to comply with applicable law, the Company’s Code of Business Conduct, and the Company’s accounting policies and ICFR. As an initial step the CEO distributed a written communication companywide reiterating the Company’s focus on honesty and integrity, establishing at the Director level a designated liaison at the Company who employees may contact to discuss a potential ethical issue and reminding employees of their ability to report concerns anonymously through the Company’s whistleblower hotline in place since 2004.

•	Engaging one or more outside third-party experts to assist management with assessing and enhancing the Company’s control environment.

•

Increasing and enhancing resources within the accounting and finance group to address standardization of processes, training regarding critical accounting policies affecting the Company and development of competencies and understanding of relevant accounting policies and ICFR.

Lastly, over the course of the ensuing months, management intends to undertake the following actions in consultation with an outside third-party expert to address material weaknesses in the Company’s control environment:

•

Enhancing the design of processes and controls relating to the determination of certain accounting estimates, and in particular, appropriate review of the inputs and data used in the formulation of the estimates, including data provided to actuaries, review of actuarial reports, and review, approval and application of appropriate GAAP for transactions and accounting methodology changes.

•

Enhancing the design of processes and controls surrounding manual journal entries, including implementation of new controls over the review, approval and recording of manual journal entries to ensure that manual journal entries recorded in the financial records are properly prepared, supported by adequate documentation, and independently reviewed and approved.

•	Enhancing the design of processes and controls relating to effective and timely reconciliations of balance sheet accounts.

•	Implementing changes to controls over restrictions on access to and segregation of duties within the Company’s information and technology system.

•	Enhancing the design of processes and controls relating to the implementation of improvements to the Company’s information and technology systems.

Management believes the measures described above will remediate the material weaknesses that have been identified. As it continues to evaluate and improve ICFR, management may determine to take additional measures to address control deficiencies or to modify, or in appropriate circumstances not to implement, certain of the remediation measures described above.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Moss Adams, LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included below.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of our CEO and CFO required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Barrett Business Services, Inc.

We have audited the internal control over financial reporting of Barrett Business Services, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

1) the Company’s control environment, did not a) promote appropriate tone at the top towards integrity and control consciousness and b) lacked sufficient mitigating controls to discourage, prevent, or detect management override of internal control over financial reporting. As a result, management review controls were not operating effectively, leading to additional material weaknesses, as noted below;

2) the Company’s control activities related to the review of data used for deriving accounting estimates related to the workers’ compensation liability and the related expense were not operating effectively;

3) a lack of sufficient control activities surrounding the proper documentation, review and approval of manual journal entries;

4) ineffective design of internal control over account reconciliations related to payroll tax and workers compensation accrual, including appropriate procedures documentation, review and approval of such reconciliations;

5) the Company’s design of information and technology systems, including internal control over program changes and access to programs and data; and

6) control activities were not operating effectively surrounding the review of payroll tax accruals, allowing for management override of controls.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objective of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated May 25, 2016, which expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Portland, Oregon

May 25, 2016

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Background and Qualifications of Directors

The following table sets forth information with respect to each person serving as a director of the Company, including their current principal occupation or employment and ages as of May 1, 2016.

Name	Principal Occupation	Age	Director Since
Thomas J. Carley	Interim Chief Financial Officer of the Company	57	2000
Michael L. Elich	President and Chief Executive Officer of the Company	51	2011
James B. Hicks, Ph.D.	Research Professor, University of Southern California; Cold Spring Harbor Laboratory, a nonprofit research institution in New York	69	2001
Roger L. Johnson	Founder and Managing Partner of Summa Global Advisors, LLC, an investment advisory firm	72	2006
Jon L. Justesen	Co-owner and Chief Executive Officer of Justesen Ranches located in eastern Oregon	64	2004
Anthony Meeker	Retired Managing Director of Victory Capital Management, Inc. Cleveland, Ohio, an investment management firm	77	1993

The Nominating and Governance Committee (the “Nominating Committee”) evaluates the Board’s membership from time to time in determining whether to recommend that incumbent directors be nominated for re-election. In this regard, the Nominating Committee considers whether the professional and educational background, business experience and expertise represented on the Board as a whole enables it to satisfy its oversight responsibilities in an effective manner.

The experience, qualifications, attributes and skills of each director of the Company, including his business experience during the past five years, are described below.

Thomas J. Carley has served as the Company’s interim Principal Financial and Accounting Officer since March 4, 2016. Mr. Carley was President and Chief Financial Officer of Jensen Securities, a securities and investment banking firm in Portland, Oregon, for eight years until February 1998, when the company was sold to D.A. Davidson & Co. Thereafter, he was a research analyst at D.A. Davidson & Co. covering technology companies and financial institutions, as well as the Company, until December 1999. Mr. Carley was a private investor until July 2006, when he co-founded Portal Capital, an investment management company. Since July 2006, Mr. Carley has acted as principal of Portal Capital with responsibility for all of Portal Capital’s financial duties. Mr. Carley has an MBA from the University of Chicago Graduate School of Business, with an emphasis in Accounting and Finance, and an A.B. degree in Economics and Classics from Dartmouth College. He is also a director of Urth Organic Corporation, a distributor of organic agricultural products.

Mr. Carley brings financial expertise to the Company and the Board through his prior experience in the areas of public accounting and financial analysis, including experience as an accountant with Price Waterhouse & Co., now known as PricewaterhouseCoopers LLP.

Mr. Carley served as Chair of the Board’s Audit and Compliance Committee beginning in 2002 until March 4, 2016.

Michael L. Elich joined the Company in October 2001 as Director of Business Development. He was appointed Vice President and Chief Operating Officer in May 2005. He was appointed interim President and Chief Executive Officer in January 2011 upon the death of William W. Sherertz. Effective February 17, 2011, Mr. Elich was elected to the Board and his position as President and Chief Executive Officer was confirmed. From 1995 to 2001, Mr. Elich served as Executive Vice President and Chief Operating Officer of Skills Resource Training Center, a staffing services company with offices in Oregon, Washington and Idaho later acquired by the Company in 2004. Mr. Elich graduated from Montana State University with a B.S. degree in Economic Science. He is a member of Tournament Golf Foundation, a non-profit organization that has donated more than $14 million to children’s charities since its inception in 1972.

Mr. Elich brings to the Board his deep knowledge of the Company’s operations and industry and significant management experience.

James B. Hicks is Research Professor of Cancer Genetics at Cold Spring Harbor Laboratory and a Research Professor at the University of Southern California. He also serves as Vice President for Science and director of GenDx, Inc., a cancer diagnostic company based in New York. He is a co-founder and director of Virogenomics, Inc., a biotechnology company located in the Portland, Oregon metropolitan area, for which he previously served as Chief Technology Officer. Dr. Hicks was a director of AVI BioPharma, Inc., from 1997 until October 2007 and a member of AVI BioPharma, Inc.’s audit committee. Between 1990 and 2006, Dr. Hicks co-founded five biotech or internet companies. He completed a postdoctoral program at Cornell University, received a Ph.D. from the University of Oregon, and received a B.A. degree from Willamette University.

Through his experience with other public companies, Dr. Hicks provides valuable business and financial insight to the Board. He is chair of the Board’s Compensation Committee.

Roger L. Johnson has been the Managing Partner of Summa Global Advisors, LLC, since October 2008. He was a Principal of Coldstream Capital Management, Inc., a wealth management firm headquartered in Bellevue, Washington, from 2005 until 2008. Mr. Johnson was President and CEO of Western Pacific Investment Advisers, Inc., for 15 years until its acquisition by Coldstream in 2005. Mr. Johnson is an ROTC Distinguished Military Graduate of Gonzaga University, with a B.A. degree in Psychology and minors in business administration and philosophy. After college, Mr. Johnson was an Infantry Captain in the U.S. Army in Vietnam, where his assignments included serving as a platoon leader in the 101st Airborne Division, an infantry advisor, and a company commander. Mr. Johnson has 42 years of experience in the financial services industry, including extensive experience in asset allocation and portfolio management. Mr. Johnson serves as director, secretary, and treasurer of Waverly Historic Foundation.

As a result of his involvement in the financial services industry, Mr. Johnson contributes his business, leadership and management perspectives as a director of the Company and chair of the Board’s Investment Committee.

Jon L. Justesen is co-owner and Chief Executive Officer of Justesen Ranches, which operates in four counties in two states. He is also owner and President of Buckhollow Ranch, Inc., and has 35 years of experience creating wealth as a private investor. During Mr. Justesen’s 40 plus years of successfully growing and managing agribusinesses in eastern Oregon, he has overseen operations involving timber, wheat and cattle production, property management and development, and resource-based recreational activities.

Mr. Justesen brings to the Board leadership and business management skills developed during his lifelong career managing substantial ranching operations. He also provides the Company with connections to potential customers through his personal network of business contacts developed in several geographic markets in which the Company operates. Mr. Justesen is chair of the Board’s Nominating Committee.

Mr. Johnson and Mr. Justesen are first cousins.

Anthony Meeker serves as Chairman of the Board. He retired in 2003 as a Managing Director of Victory Capital Management, Inc. (formerly known as Key Asset Management, Inc.), where he was employed for 10 years. Mr. Meeker was previously a director of First Federal Savings and Loan Association of McMinnville, Oregon and Oregon Mutual Insurance. He also serves on the board of two charitable organizations, MV Advancements, which provides employment, residential, and community services to clients with disabilities, and Oregon State Capitol Foundation. From 1987 to 1993, Mr. Meeker was Treasurer of the State of Oregon. His duties as state treasurer included investing the assets of the state, including the then $26 billion state pension fund, managing the state debt, and supervising all cash management programs. Mr. Meeker also managed the workers compensation insurance reserve fund of the State Accident Insurance Fund, providing oversight to ensure adequate actuarial reserves. He received a B.A. degree from Willamette University.

Mr. Meeker’s experience in the insurance industry assists the Company in managing risk with respect to workers’ compensation and overseeing its captive insurance subsidiaries. Mr. Meeker also brings leadership skills and a unique insight as a result of his public service as state treasurer and service on other corporate boards.

Background and Experience of Executive Officers

In addition to Messrs. Carley and Elich, whose background information is presented above under “Background and Qualifications of Directors,” Gregory R. Vaughn and Gerald R. Blotz currently serve as executive officers of the Company.

Gregory R. Vaughn, age 60, has served as an officer of the Company since 1998. He joined the Company in July 1997 as Operations Manager. Mr. Vaughn was appointed Vice President in January 1998 and Chief Administrative Officer in February 2012. He was promoted to Chief Operating Officer-Corporate Operations in May 2014. Prior to joining BBSI, Mr. Vaughn was Chief Executive Officer of Insource America, Inc., a privately-held human resource management company headquartered in Portland, Oregon, for approximately one year. Mr. Vaughn has also held senior management positions with Sundial Time Systems, Inc., and Continental Information Systems, Inc. Previously, Mr. Vaughn was employed as a technology consultant by Price Waterhouse & Co.

Gerald R. Blotz, age 46, joined the Company in May 2002 as Area Manager of the San Jose branch office. Mr. Blotz was promoted to Vice President, Chief Operating Officer-Field Operations in May 2014. Prior to joining BBSI, Gerald was President and Chief Operating Officer of ProTrades Connection, where he was instrumental in building ProTrades to 44 offices in four states.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act (“Section 16”) requires that reports of beneficial ownership of Common Stock and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, executive officers, and certain holders of more than 10% of the outstanding Common Stock. To the Company’s knowledge, based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and written representations by the Company’s directors and executive officers, all Section 16 reporting persons complied with all applicable Section 16(a) filing requirements during 2015 on a timely basis other than one late report filed by Jon Justesen, a director of the Company, reporting an open market purchase and another late report filed by James Hicks, also a director of the Company, reporting 15 purchases of shares with reinvested dividends.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers (“Code of Ethics”), which is applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics focuses on honest and ethical conduct, the adequacy of disclosure in financial reports of the Company, and compliance with applicable laws and regulations. The Code of Ethics is included as part of the Company’s Code of Business Conduct, which is generally applicable to all of the Company’s directors, officers, and employees. The Code of Business Conduct is available on the Company’s website at www.barrettbusiness.com in the “Investor Relations” section.

Changes to Board Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors from those described in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act known as the Audit and Compliance Committee (the “Audit Committee”). The current members of the Audit Committee are Anthony Meeker, Chair, James B. Hicks, Ph.D., and Roger L. Johnson, each of whom is independent as that term is used in NASDAQ listing standards applicable to the Company. As a result of the resignation of Thomas J. Carley from the Audit Committee in March 2016, the Company’s Board of Directors has determined that no member of the Audit Committee currently qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act. The Board is in the process of recruiting an additional independent director who would meet this definition and also serve as Chair of the Audit Committee.

Item 11.	EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

The following table summarizes compensation paid to the Company’s outside directors for services during 2015. No outside director received perquisites or other personal benefits with a total value exceeding $10,000 during 2015.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)(3)	All Other Compensation	Total
Thomas J. Carley(4)	$73,750	$49,987	$—	$123,737
James B. Hicks, Ph.D.	$71,250	$49,987	$—	$121,237
Roger L. Johnson	$68,750	$49,987	$—	$118,737
Jon L. Justesen	$66,250	$49,987	$—	$116,237
Anthony Meeker	$90,000	$49,987	$—	$139,987

(1)	Directors (other than directors who are full-time employees of the Company, who do not receive directors’ fees) are entitled to receive an annual retainer payable monthly in cash. The annual retainer is $50,000 for each independent director other than the Chairman of the Board, whose annual retainer is $90,000, while committee chairs and committee members receive annual retainers as follows: Audit Committee, $15,000 and $7,500; Compensation Committee, $10,000 and $5,000; Nominating and Governance Committee, $7,500 and $3,750; and Investment Committee, $7,500, and $3,750.

(2)	Reflects the grant date fair value of 1,285 restricted stock units (“RSUs”) granted to each director using the closing share price on the grant date, July 1, 2015, of $38.90 per share. Each RSU represents a contingent right to receive one share of the Company’s Common Stock. The RSUs vest in four equal annual installments beginning on July 1, 2016, and will be settled by delivery of unrestricted shares of Common Stock on the vesting date.

(3)	At December 31, 2015, each of the Company’s outside directors held a total of 3,172 RSUs. Also as of that date, the Company’s outside directors held stock options as follows: Mr. Carley, 5,875 shares; Dr. Hicks, 13,875 shares; Mr. Johnson, 9,000 shares; Mr. Justesen, 9,000 shares; and Mr. Meeker, 9,000 shares.

(4)	Effective March 4, 2016, Mr. Carley was appointed interim Chief Financial Officer of the Company with a base salary of $25,000 per month.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives. The Compensation Committee (for purposes of this section, the “Committee”) has responsibility for establishing, implementing, and continually monitoring adherence with the Company’s compensation philosophy. The goal of the Committee is to ensure that the total compensation paid to the Company’s executive officers is fair, reasonable, and competitive.

The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual or long-term strategic goals by the Company. The principles underlying our compensation policies are:

•	To attract and retain qualified people;

•	To provide competitive compensation relative to compensation paid to similarly situated executives; and

•	To align the interests of executives to build long-term stockholder value.

The Committee has taken steps over the past several years to cause the Company’s incentive compensation program to qualify, at least in substantial part, as performance-based compensation under Internal Revenue Code Section 162(m). See “Deductibility of Executive Compensation” below.

At the 2015 annual meeting of stockholders, more than 97% of the votes cast with respect to the advisory vote on executive compensation approved the compensation of the Company’s named executive officers. The Committee took this indication of support into consideration in reviewing the Company’s executive compensation program.

2015 Executive Compensation Components. For the fiscal year ended December 31, 2015, the principal components of compensation for executive officers were:

•	Base salary;

•	Target annual cash incentive compensation

•	Grants of incentive stock options; and

•	Grants of restricted stock units.

Base Salary

Salary levels of executive officers are reviewed periodically by the Committee and the CEO as part of the performance review process, as well as upon a promotion or other change in job responsibility. In determining base salaries for executives in 2015, the Committee primarily considered:

•	Available market data;

•	Scope of responsibilities; and

•	Individual performance of the executive.

In light of the significant increases in executive officer base salaries, ranging from 22% to 30%, approved in 2014, the Committee determined not to adjust salary levels for 2015.

Annual Cash Incentive Compensation

The Company’s executive officers were eligible to receive cash incentive bonuses following year end for services during 2015. The target bonus amounts were set by the Committee in March 2015 as follows: Mr. Elich, $560,000; Mr. Miller, $280,000; Mr. Vaughn, $280,000; and Mr. Blotz, $280,000. Of the total bonus opportunity, 75% was awarded under the Company’s Annual Cash Incentive Award Plan based on achievement of objective corporate performance goals selected by the Committee from among the goals approved by the Company’s stockholders in 2014. The other 25% of the total bonus opportunity was reserved for award in the Committee’s discretion based on its subjective assessment of each officer’s performance during 2015.

Achievement above or below established target levels for the corporate financial metrics results in an upward or downward adjustment in the bonus amount payable for corporate level goals. The adjustment is calculated based on a defined factor (2.5% for 2015) multiplied by the percentage by which the actual achievement of a given metric is above or below the target level. If the Company fails to achieve a specified financial target at the 80% level or above, no part of the bonus associated with that metric is earned. The maximum bonus payable is 200% of the target bonus amount.

In late March 2016, the Committee performed a subjective evaluation of the performances of Messrs. Elich, Vaughn, and Blotz during 2015. On May 13, 2016, the Committee finalized its determination of the extent to which the corporate level goals for 2015 had been satisfied. An executive must remain employed by the Company through the date of the Committee’s determination to be eligible to receive a bonus.

For 2015, the corporate portion of the bonus was based 50% on achievement of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), at a target level of $37,878,000, and 50% on achievement of gross non-GAAP revenues at a target level of $3,961,260,000. The Company achieved EBITDA of $39,962,000, 6% above the target amount, and gross non-GAAP revenues of $4,016,150,000, 1% above the target amount, for 2015, resulting in non-discretionary cash incentive bonuses for Messrs. Vaughn and Blotz as shown in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table below. The Committee also approved discretionary cash bonuses in the amount of $70,000 for each of Messrs. Vaughn and Blotz. The Committee determined that, in light of recent developments at the Company, payment of a cash incentive bonus to Mr. Elich for 2015 was inappropriate. Mr. Miller was not eligible for a bonus as his employment with the Company was terminated in March 2016.

Long-Term Equity Incentive Compensation

In February 2015, the Committee determined that no cash bonuses would be paid to the Company’s executive officers for services in 2014. However, the Committee believed that the executive officers should receive equity incentive compensation in light of their significant efforts on behalf of the Company as follows:

•	The Company’s achievement of record gross revenues in 2014;

•	Successful implementation of a fronted workers’ compensation insurance program with the ACE Group with respect to the Company’s customers in California during 2014;

•	Successful negotiation of an expanded credit facility with the Company’s principal lender in December 2014; and

•	Full compliance with applicable state workers’ compensation reserve requirements as of December 31, 2014.

Accordingly, the Committee granted incentive stock options to each executive officer under the 2009 Stock Incentive Plan as shown in the Grants of Plan-Based Awards table below.

The Committee began awarding restricted stock units (“RSUs”) to the Company’s executive officers, as well as outside directors, beginning in 2012. The change was made to provide a more immediate opportunity to receive an ownership stake in the Company than is afforded by employee stock options, and also because the Committee believes the accounting treatment of RSUs more fully reflects the cost to the Company and stockholders of equity compensation than stock options. The RSU grants are intended to serve as a significant incentive aligning the long-term interests of the executive team with the interests of the Company’s stockholders.

In July 2015, the Committee approved additional grants of RSUs to the Company’s executive officers under the Company’s 2015 Stock Incentive Plan approved by the stockholders in May 2015. Mr. Elich was granted 20,000 RSUs and Messrs. Blotz, Miller, and Vaughn were each granted 10,000 RSUs. Each RSU represents a contingent right to receive one share of Common Stock. The RSUs will vest in four equal annual installments beginning in July 2016.

In late March 2016, the Committee granted additional equity awards to Messrs. Elich, Vaughn, and Blotz under the 2015 Stock Incentive Plan. The awards were in the form of performance shares, the vesting of which is conditioned on attaining specified target amounts of gross revenues, EBITDA, and net income for the year ending December 31, 2018, with issuance of shares of Common Stock in settlement of the awards, based on the market price of the shares on the settlement date, to occur no later than June 30, 2019. The dollar value of shares to be issued in settlement of the performance share awards if the target levels are achieved is as follows: Mr. Elich, $292,500; Mr. Vaughn, $120,000; and Mr. Blotz, $120,000, with one-third of the performance shares tied to achievement of each of the three financial metrics. Target award amounts are subject to upward or downward adjustment by 2.5% for each one percent by which the actual achievement of a given financial metric is above or below the target level, but not less than 80% of the target level or more than 140% of the target level. If achievement is below the 80% level, no part of the target award tied to that financial metric would be paid. At the 80% level, 50% of the target award for the related financial metric would be paid. The maximum payout is 200% of a target award. The performance share awards are not intended to replace the annual grants of RSUs.

Retirement Benefits

Employees, including executive officers, may participate in the Company’s 401(k) defined contribution plan. The Company matches each employee’s contributions at a rate of 100% on the first 3% of salary deferrals and 50% on the next 2% of salary deferrals, with a maximum Company-paid match of $10,600. All executive officers participated and had contributions to the 401(k) plan matched at the maximum amount.

Change in Control Employment Agreements

The Company entered into agreements with Messrs. Elich and Vaughn in April 2011 and with Mr. Blotz in June 2015 that provide for severance benefits in the event that the officer’s employment is terminated by the Company without cause (as defined) or by the officer for good reason (as defined) following a change in control of the Company, as described in greater detail under “Potential Payments upon Certain Terminations Following a Change in Control” below. The Committee approved the agreements with the goal of providing the Company’s stockholders with greater assurance of stability within senior management.

Death Benefit Agreements

The Company entered into agreements with Messrs. Elich and Vaughn in January 2014 and with Mr. Blotz in July 2015 that provide, in the event of the executive officer’s death, for the Company to make a lump sum payment to the executive officer’s designated beneficiary. These agreements are discussed in more detail under “Potential Payments upon Death or Termination for Disability” below.

Deductibility of Executive Compensation. The Committee reviews and considers the deductibility of executive compensation under Code Section 162(m), which limits the deductibility for federal income tax purposes of annual compensation totaling more than $1,000,000 paid to certain executive officers, with exceptions for qualifying performance-based compensation. Stock options granted under a stockholder-approved plan with an exercise price equal to fair market value on the date of grant qualify as performance-based. Until 2015, all other elements of our executive compensation program have not so qualified.

In 2014, the Compensation Committee recognized that the ongoing need to increase compensation levels to provide competitive pay to its executive officers could cause at least the CEO’s compensation to exceed the Section 162(m) $1,000,000 cap in the near future. As a result, the Committee recommended and the Board approved the submission of the Annual Cash Incentive Award Plan for approval by the stockholders at the 2014 annual meeting. Approval of the plan resulted in the approval of performance goals for purposes of Section 162(m). As a result, starting in 2015, target annual cash incentive bonuses awarded under the Annual Cash Incentive Award Plan subject to the achievement of objective performance goals are expected to qualify as performance-based compensation under Section 162(m).

Similarly, in early April 2015 the Committee recommended and the Board approved the submission of the 2015 Stock Incentive Plan for approval by the stockholders at the 2015 annual meeting. This plan permits the grant of various types of equity awards, some of which are designed to qualify as performance based under Section 162(m). As discussed above, the Committee granted equity based awards to the Company’s executive officers in March 2016 that are intended to qualify in part as performance-based compensation under Section 162(m).

The Committee has determined to continue awarding some executive compensation, in addition to salaries and benefits, that does not be meet the Section 162(m) requirements in an effort to assure that our compensation program is competitive with our peers and allows us to continue to attract and retain highly-qualified individuals with the skills and enthusiasm to generate significant value for our stockholders.

Peer Group and Survey Data for Comparison Purposes. During 2013 the Committee engaged Mercer, a nationally-recognized compensation consultant, to provide advice to the Committee regarding the structure and implementation of the Company’s executive compensation program. Among other things, the Committee asked Mercer to analyze whether our compensation programs are reasonable and competitive in the marketplace. In July 2013, following discussions with the Committee, Mercer recommended and the Committee approved a peer group of 15 companies in the human resource and employment services industry and similar companies with a market capitalization ranging from a low of approximately $125,000,000 to a high of approximately $1,100,000,000. Members of the peer group include:

• CDI Corp.	• KForce Inc.

• Exponent Inc.	• Korn/Ferry International

• Franklin Covey Co.	• On Assignment Inc.

• GP Strategies Corp.	• Performant Financial Corp.

• Heidrick & Struggles Inc.	• RPX Corp.

• Hill International Inc.	• Schawk Inc.

• Hudson Global Inc.	• Wageworks Inc.

• Intersections Inc.

The peer group was developed in consultation with Mercer without consideration of individual company compensation practices, and no company was included or excluded from the peer group due to paying above-average or below-average compensation.

Mercer also provided the Committee with an analysis of compensation paid to the Company’s executive officers compared to survey data for similarly sized companies in a 2012 report prepared by Mercer and a 2012/2013 survey conducted by another nationally-recognized compensation consulting firm. The survey data presented compensation amounts based on information from a large number of companies across a broad range of industries.

Based on its analysis of the peer group and survey data, Mercer advised, among other things, that the levels of actual and target total direct compensation for the Company’s executive officers for 2012 placed Mr. Elich at well below the 25th percentile compared to market, between the 25th and 50th percentiles for Mr. Miller, and at or above the 75th percentile for Mr. Vaughn. The Committee believes that Mr. Vaughn’s scope of duties and responsibilities is greater than for many of the companies included in the peer group and survey data with respect to the position of chief administrative officer, the comparison position used by Mercer for Mr. Vaughn. The Committee took the Mercer data into consideration in making decisions regarding salaries, target annual cash incentive bonuses and RSU awards for 2015.

In March 2016, the Committee authorized the Committee Chair to contact Mercer to obtain peer compensation data for the Chief Financial Officer position in light of the executive search to recruit a permanent CFO. The Committee also intends to engage an independent compensation consultant during 2016 to obtain an updated analysis of executive compensation data for all executive officer positions.

Summary Compensation Table

The following table sets forth information regarding compensation received by the persons serving as executive officers of the Company during 2015.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total Compensation
Michael L. Elich	2015	$650,000	$0	$778,000	$215,200	$0	$10,600	$1,653,800
President and Chief	2014	650,000	0	978,600	0	0	10,400	1,639,000
Executive Officer	2013	500,000	357,500	1,005,600	0	140,825	11,985	2,015,910

James D. Miller	2015	$325,000	$0	$389,000	$107,600	$0	$11,644	$833,244
Chief Financial	2014	325,000	0	489,300	0	0	11,295	825,595
Officer	2013	265,000	159,375	502,800	0	74,637	11,095	1,012,907

Gregory R. Vaughn	2015	$400,000	$70,000	$389,000	$107,600	$228,375	$10,600	$1,205,575
Chief Operating	2014	400,000	0	489,300	0	0	10,400	899,700
Officer—Corporate	2013	325,000	181,875	502,800	0	91,536	10,200	1,111,411
Operations

Gerald R. Blotz(7)	2015	$400,000	$70,000	$389,000	$107,600	$228,375	$10,600	$1,205,575
Chief Operating	2014	325,000	0	889,277	0	0	10,400	1,224,677
Officer—Field
Operations

(1)	The amounts shown represent discretionary cash bonuses awarded by the Compensation Committee based on its evaluation of each officer’s individual performance. Additional information regarding the Company’s annual cash incentive bonus program appears under the subheading “Compensation Discussion and Analysis” above.

(2)	Reflects the grant date fair value of “RSUs” granted to executive officers using the closing price of the Common Stock on the grant date. Each RSU represents a contingent right to receive one share of Common Stock. The RSUs vest in four equal annual installments beginning one year after the grant date and will be settled by delivery of unrestricted shares of Common Stock on the vesting date. Vesting of the RSUs would accelerate upon a change in control or a participant’s death or termination of employment by reason of disability.

(3)	The amounts shown represent the grant date fair value of employee stock options under the Company’s 2009 Stock Incentive Plan. The actual value to be received pursuant to the option awards is dependent on the appreciation in our stock price prior to the exercise or expiration of the options. Additional details regarding the terms of outstanding stock options held by the named executive officers are described below under “Incentive Compensation.” Assumptions used in calculating grant date fair value are described in Note 11 to the consolidated financial statements incorporated into Item 8 of Part II of this report.

(4)	Amounts shown represent performance-based cash bonuses paid pursuant to the Company’s annual cash incentive bonus program in effect during the years shown. Additional information regarding the bonus program appears under the subheading “Compensation Discussion and Analysis” above. As a result of the termination of Mr. Miller’s employment in March 2016, his award under the Annual Cash Incentive Award Plan for 2015 was forfeited.

(5)	Amounts shown for 2015 include $10,600 in employer contributions to the 401(k) plan for each executive officer and, for Mr. Miller, $1,044 in reimbursement of personal income taxes relating to personal use of a company-owned property. No executive officer received perquisites or other personal benefits with a total value exceeding $10,000 during the years covered by the table.

(6)	All unvested RSUs and unexercised stock options were cancelled effective immediately upon the termination of Mr. Miller’s employment in March 2016.

(7)	Mr. Blotz was appointed as an executive officer effective May 1, 2014.

Incentive Compensation

The following table sets forth information regarding awards under the Company’s Annual Cash Incentive Award Plan, the 2009 Stock Incentive Plan, and the 2015 Stock Incentive Plan to the named executive officers during the year ended December 31, 2015.

Grants of Plan-Based Awards for the Year Ended December 31, 2015

Name	Grant Date	Approval Date	Estimated potential payouts under non-equity incentive plan awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Shares Underlying Options(3)	Exercise or Base Price of Option Awards(4)	Grant Date Fair Value of Stock and Option Awards(5)
			Threshold(1)	Target(1)	Maximum(1)
Michael L. Elich	02/02/2015	02/02/2015					20,000	$29.99	$599,800
	03/06/2015	03/06/2015	$210,000	$420,000	$840,000
	07/01/2015	06/25/2015				20,000			$778,000

James D. Miller(6)	02/02/2015	02/02/2015					10,000	$29.99	$299,900
	03/06/2015	03/06/2015	$105,000	$210,000	$420,000
	07/01/2015	06/25/2015				10,000			$389,000

Gregory R. Vaughn	02/02/2015	02/02/2015					10,000	$29.99	$299,900
	03/06/2015	03/06/2015	$105,000	$210,000	$420,000
	07/01/2015	06/25/2015				10,000			$389,000

Gerald R. Blotz	02/02/2015	02/02/2015					10,000	$29.99	$299,900
	03/06/2015	03/06/2015	$105,000	$210,000	$420,000
	07/01/2015	06/25/2015				10,000			$389,000

(1)	Represents the potential annual non-discretionary cash incentive bonus amounts under the Company’s Annual Cash Incentive Award Plan based on the level of achievement of corporate performance goals as described under “Compensation Discussion and Analysis” above. The target amounts were payable if the overall achievement level was 100%. For each percentage point that achievement of the goal falls above or below the target level in a particular year, the bonus amount attributable to that goal is increased or reduced by 2.5%; provided the maximum bonus is 200% of target and no amounts are payable for achievement at 80% of the target levels or below. Actual bonuses paid are shown in the Summary Compensation Table above.

(2)	Reflects the grant of “RSUs” under the 2015 Stock Incentive Plan. Each RSU represents a contingent right to receive one share of Common Stock. The RSUs vest in four equal annual installments beginning on the one-year anniversary of the grant date, and will be settled by delivery of unrestricted shares of Common Stock on the vesting date. Vesting of the RSUs would accelerate upon a change in control or a participant’s death or termination of employment by reason of disability.

(3)	Reflects stock options granted under the 2009 Stock Incentive Plan that vest in four equal annual installments beginning one year after the date of grant and expire 10 years after the date of grant.

(4)	The exercise price is equal to the closing sale price of our Common Stock on the date of grant.

(5)	The amounts shown represent the grant date fair value of RSUs and stock options calculated in accordance with ASC Topic 718 and based on the closing sale price of the Common Stock on the respective grant date. Assumptions used in calculating grant date fair value of stock options are described in Note 11 to the consolidated financial statements incorporated into Item 8 of Part II of this report.

(6)	The awards shown in the table for Mr. Miller were forfeited upon termination of his employment in March 2016.

The following table provides information regarding exercises of stock options and vesting of RSUs during 2015 with respect to our named executive officers.

Option Exercises and Stock Vested During 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael L. Elich	—	—	13,750	$536,338
James D. Miller	—	—	7,500	292,725
Gregory R. Vaughn	26,908	$1,052,641	7,500	292,725
Gerald R. Blotz	—	—	4,439	182,896

The table below provides information regarding outstanding stock options and RSUs held by the named executive officers at the end of 2015.

Outstanding Equity Awards at December 31, 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable(#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)		Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(10)
Michael L. Elich	37,500	37,500	(2)	$16.53	4/06/2021	3,750	(5)	$163,275
	10,000	—		$13.38	3/04/2020	10,000	(6)	$435,400
		20,000	(3)	$29.99	2/01/2025	15,000	(7)	$653,100
						20,000	(8)	$870,800

James D. Miller(1)	25,000	25,000		$16.53	4/06/2021	2,500		$108,850
	2,500	—		$13.38	3/04/2020	5,000		$217,700
		10,000		$29.99	2/01/2025	7,500		$326,550
						10,000		$435,400
Gregory R. Vaughn	25,000	25,000	(2)	$16.53	4/06/2021	2,500	(5)	$108,850
	10,000	—		$13.38	3/04/2020	5,000	(6)	$217,700
	20,000	—		$11.08	1/16/2019	7,500	(7)	$326,550
		10,000	(3)	$29.99	2/01/2025	10,000	(8)	$435,400

Gerald R. Blotz	1,250	—		$13.75	4/12/2020	5,817	(9)	$253,272
	3,750	—		$15.03	4/13/2021	7,500	(7)	$326,550
	2,500	1,250	(4)	$17.55	3/07/2022	10,000	(8)	$435,400
		10,000	(3)	$29.99	2/01/2025

(1)	All awards shown were cancelled upon the termination of Mr. Miller’s employment in March 2016.

(2)	The options vest in four equal annual installments beginning on April 6, 2016.

(3)	The options vest in four equal annual installments beginning on February 2, 2016.

(4)	The options vested on March 7, 2016.

(5)	The unvested shares vest on July 2, 2016.

(6)	The unvested shares vest in two equal installments on July 1, 2016, and 2017.

(7)	The unvested shares vest in three equal installments on July 1, 2016, 2017, and 2018.

(8)	The unvested shares vest in four equal annual installments beginning July 1, 2016.

(9)	The unvested shares vest in three equal installments on May 2, 2016, 2017, and 2018.

(10)	Based on the $43.54 closing sale price per share of the Company’s Common Stock on December 31, 2015.

Potential Payments Upon Certain Terminations Following a Change in Control

In April 2011, the Compensation Committee approved Change in Control Employment Agreements (the “CIC Agreements”) with Messrs. Elich and Vaughn. In June 2015, at the direction of the Compensation Committee, the Company entered into a similar CIC Agreement with Mr. Blotz. A similar agreement with Mr. Miller terminated upon the termination of his employment in March 2016. The CIC Agreements provide for compensation in the form of a severance payment in the event that the executive officer’s employment is terminated following a change in control of the Company.

Under the CIC Agreements, if employment is terminated by the Company (other than for cause, death or disability), or by the executive for good reason, within 12 months following a change in control, the executive will be entitled to receive an amount equal to three times the sum of (x) his annual base salary plus (y) his target annual cash bonus, in a lump sum within 30 days after his termination. If payment of these benefits would result in an “excess parachute payment” as defined in Code Section 280G, such payments shall be reduced to the largest amount that will result in no portion of the payments being subject to the excise tax imposed by Code Section 4999.

Brief summaries of the definitions of certain terms used in the CIC Agreements are set forth below.

“Change in control” means:

•	The acquisition by a person or group of beneficial ownership of 30% or more of the combined voting power of the Company’s outstanding voting securities;

•	A change in the composition of the Board during any 12-month period such that the incumbent directors cease to constitute at least a majority of the Board, with certain exceptions;

•	Completion of a consolidation, merger, or sale, lease, exchange, or other transfer of substantially all the assets of the Company, with certain exceptions; or

•	Approval by the Company’s stockholders of a liquidation or dissolution of the Company.

“Cause” means:

•	The willful failure to comply with any of the Company’s material and lawful policies or standards, subject to certain notice requirements;

•	The material breach of the confidentiality provisions of the agreement;

•	The willful and material failure to perform the duties of the officer’s position, subject to certain notice requirements;

•	Embezzlement, theft, larceny, fraud, or other material acts of dishonesty; or

•	Conviction of or entry of a plea of guilty or nolo contendere to a felony.

“Good reason,” for purposes of an executive’s termination of his employment with the Company following a change in control, means:

•	The executive experiences a material adverse change in his authority, duties, or responsibilities;

•

A material change in the executive’s supervisor, including reporting to a successor board of directors of which fewer than half of the members were directors of the Company immediately prior to the change in control or, for Messrs. Blotz and Vaughn, if Mr. Elich ceases to be Chief Executive Officer for reasons other than cause, death or disability;

•	The executive’s base compensation (salary or target annual cash bonus) is reduced;

•	The executive is transferred to a location more than 50 miles from the present location;

•	The successor company does not agree to perform under the agreement; or

•	The Company does not comply with the material terms of the agreement.

All outstanding stock options and RSUs held by the executives will also become exercisable in full following a change in control of the Company, whether or not the executive’s employment is terminated.

Each of our executives has entered into a separate non-competition agreement under which he has agreed not to become an owner, stockholder, partner, officer, or employee of a business that is engaged in or competes with the Company in any geographic area in which the Company has done business during the three months preceding termination of his employment, and not to solicit the Company’s customers or employees, for a period of 18 months after he is no longer employed by the Company.

The following table shows potential pay-outs under the CIC Agreements as of December 31, 2015, assuming that employment was terminated following a change in control of the Company, either by the Company for reasons other than cause, death or disability, or by the executive for good reason, and that termination occurred on that date. The table also shows the value of outstanding employee stock options and RSUs that were not vested on December 31, 2015, but would become exercisable in full upon a change in control of the Company, whether or not the executive’s employment is terminated.

Name	Lump Sum Cash Severance Payment(1)	Value of Unvested Stock Options and Restricted Stock Units(2)	Total
Michael L. Elich	$1,514,293	$3,406,650	$4,920,943
James D. Miller(3)	$1,815,000	$1,899,250	$3,714,250
Gregory R. Vaughn	$910,194	$1,899,250	$2,809,444
Gerald R. Blotz	$1,344,659	$1,183,210	$2,527,869

(1)	Equal to three times the sum of the executive’s annual base salary level at December 31, 2015, and the target cash incentive bonus for 2015, reduced to the extent necessary to avoid imposition of the excise tax imposed under Code Section 4999 on excess parachute payments as defined in Code Section 280G. The amounts shown reflect elimination of the cash severance due to these reductions as follows: Mr. Elich $2,115,707; Mr. Miller, $0; Mr. Vaughn, $1,129,807; and Mr. Blotz, $695,341.

(2)	Reflects the market value of unvested RSUs plus the difference (the “spread”) between the closing sale price of the Common Stock on The Nasdaq Stock Market on December 31, 2015, $43.54 per share, and the per share exercise price for unvested options. See “Outstanding Equity Awards at December 31, 2015” above for additional information.

(3)	The Compensation Committee determined that the termination of Mr. Miller’s employment on March 3, 2016, was for cause. Consequently, the stock options and RSUs held by Mr. Miller on the date of his termination were cancelled, whether vested or unvested, and he was not paid any severance.

Potential Payments Upon Death or Termination for Disability

In late 2013, the Compensation Committee approved Death Benefit Agreements with Messrs. Elich, and Vaughn, which agreements became effective as of January 1, 2014. A Death Benefit Agreement entered into with Mr. Blotz became effective as of July 17, 2015. Under each agreement, the Company will make a lump sum payment to the executive officer’s designated beneficiary within 60 days after the date of death. Benefit payments for Messrs. Elich, Vaughn, and Blotz would be $1,300,000, $800,000, and $800,000, respectively. The benefit would be forfeited upon an executive officer’s termination of employment with the Company for any reason other than death. A similar agreement with Mr. Miller that would have provided a death benefit of $800,000 was terminated upon termination of his employment in March 2016.

A death benefit will be payable solely out of the general assets of the Company, which may include funds received from life insurance policies on the executive officers put in place by the Company. No death benefit will be payable under an agreement if the executive officer’s death occurs under circumstances causing the policy amount not to be paid in full.

In addition to the Death Benefit Agreements, all RSUs and stock options that are unvested at an executive officers’ death or termination of employment by reason of disability will immediately vest in full. The value of unvested RSUs and stock options held by the named executive officers at December 31, 2015, is shown above under the subheading “Potential Payments Upon Certain Terminations Following a Change in Control.”

Compensation Committee Interlocks and Insider Participation

Messrs. Carley, Hicks, and Justesen served on the Compensation Committee during 2015. During 2015, none of the Company’s executive officers served on the board of directors of any entity whose directors or officers serve on our Compensation Committee.

Compensation Committee Report

The Compensation Committee is charged with carrying out the Board’s overall responsibilities relating to compensation of the Company’s executive officers. The Compensation Committee has reviewed the section headed “Compensation Discussion and Analysis” and has discussed its contents with members of the Company’s management. Based on its review and discussions, the Compensation Committee has recommended to the Board of Directors that the section headed “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and the Company’s proxy statement on Schedule 14A.

Submitted by the Compensation Committee of the Board of Directors:

James B. Hicks, Ph.D., Chair

Roger L. Johnson

Jon L. Justesen

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table

The following table sets forth information regarding the beneficial ownership of Common Stock as of April 30, 2016, by each director, by each executive officer and by all directors and executive officers of the Company as a group. In addition, it provides information about each other person or group known to the Company to own beneficially more than 5 percent of the outstanding shares of Common Stock.

Unless otherwise indicated, all shares listed as beneficially owned are held with sole voting and dispositive power.

	Amount and Nature of Beneficial Ownership(1)	Percent
Names and Addresses of 5 Percent Beneficial Owners

JPMorgan Chase & Co.(2)	920,471	12.7%
Heartland Advisors, Inc.(3)	579,283	8.0%
Cloverdale Capital Management, LLC (4)	467,144	6.5%
BlackRock, Inc.(5)	411,539	5.7%

	Amount and Nature of Beneficial Ownership(1)		Percent
Names of Directors and Executive Officers

Gerald R. Blotz	16,981	*
Thomas J. Carley	35,127	(6)	*
Michael L. Elich	125,685		1.7%
James B. Hicks, Ph.D.	24,385		*
Roger L. Johnson.	15,253		*
Jon L. Justesen	40,752		*
Anthony Meeker	16,148	(6)	*
James D. Miller	24,902		*
Gregory R. Vaughn	112,385		1.5%
All current directors and executive officers as a group (8 persons)	411,618		5.5%

*	Less than 1% of the outstanding shares of Common Stock.

(1)	Includes 1,939 restricted stock units held by Mr. Blotz vesting on May 2, 2016, and options to purchase Common Stock exercisable within 60 days following April 30, 2016, as follows: Mr. Blotz, 11,250 shares; Mr. Carley, 4,000 shares; Mr. Elich, 61,875 shares; Dr. Hicks, 12,000 shares; Mr. Johnson, 7,125 shares; Mr. Justesen, 7,125 shares; Mr. Meeker, 7,125 shares; Mr. Vaughn, 63,750 shares; and all directors and executive officers as a group, 176,189 shares.

(2)	Based on information contained in the Schedule 13G amendment filed on January 11, 2016, by JPMorgan Chase & Co., 270 Park Avenue, New York, New York 10017, reporting sole voting power as to 781,941 shares, sole dispositive power as to 920,471 shares, and shared voting and dispositive power as to 55 shares.

(3)	Based on information contained in the Schedule 13G amendment filed on February 5, 2016, by Heartland Advisors, Inc., and its Chairman, William J. Nasgowitz, 789 North Water Street, Milwaukee, Wisconsin 53202, reporting shared voting power as to 608,335 shares and shared dispositive power as to 579,283 shares, including 500,000 shares or 6.9% of the outstanding Common Stock, held by the Heartland Value Fund, a series of the Heartland Group, Inc., a registered investment company.

(4)	Based on information contained in the Schedule 13G filed on February 26, 2016, by Cloverdale Capital Management, LLC, and its sole member C. Jonathan Gattman, 2651 N. Harwood, Suite 424, Dallas, Texas 75201.

(5)

Based on information contained in the Schedule 13G amendment filed on January 25, 2016, by BlackRock, Inc., 55 East 52nd Street, New York, New York 10022, reporting sole voting power as to 397,827 shares and sole dispositive power as to 411,539 shares.

(6)	Includes shares pledged as collateral for margin accounts with brokerage firms as follows: Mr. Carley, 27,127 shares; and Mr. Meeker, 1,000 shares.

Additional Equity Compensation Plan Information

The following table summarizes information regarding shares of Common Stock that may be issued upon exercise of options, warrants, and rights under the Company’s existing equity compensation plans and arrangements as of December 31, 2015. The only plan under which equity compensation could be awarded at December 31, 2015, was the Company’s 2015 Stock Incentive Plan, which was approved by stockholders in May 2015. Prior to 2015, grants of stock options were made under the Company’s 2009, 2003, and 1993 Stock Incentive Plans, which had been approved by stockholders. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options, warrants, and other rights under the plans, and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options or vesting of RSUs.

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	B. Weighted-average exercise price of outstanding options, warrants, and rights(1)	C. Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	510,911	$12.23	943,575
Equity compensation plans or arrangements not approved by stockholders	0	N/A	0

Total	510,911	$12.23	943,575

(1)	The numbers shown include 150,811 shares subject to RSUs which, upon vesting, are issued for no cash consideration. The weighted-average exercise price of outstanding options, warrants and rights excluding the outstanding RSUs was $17.35 per share at December 31, 2015.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Review of Related Person Transactions

Under the charter of the Audit Committee, the committee must determine whether or not to approve any transaction between the Company and a director, officer or stockholder that, if it did occur, would be required to be disclosed in the Company’s proxy statement. There are no written procedures regarding review or approval of any such transactions, and no specific standards are employed by the Audit Committee in determining whether or not to approve a particular transaction.

Indemnification of Directors and Officers

Various claims have been asserted against the Company, its officers, and its directors arising out of the declines in the price of our Common Stock throughout the putative class period from February 2013 through March 2016. Under Maryland law, a person who is made a party to a proceeding because such person is or was an officer or director of a corporation shall be indemnified by the corporation against reasonable expenses incurred in connection with the proceeding if the person is successful on the merits or otherwise or if ordered by a court of competent jurisdiction. In addition, a corporation is permitted to indemnify such persons against liability incurred in a proceeding, with certain exceptions, including liabilities resulting from conduct committed in bad faith or active and deliberate dishonesty or resulting in actual receipt of an improper personal benefit in money, property, or services. As authorized by Maryland law, our charter provides that the Company shall indemnify each of its officers and directors to the fullest extent legally permissible against all liabilities, losses, judgments, penalties, fines, settlements, and reasonable expenses (including attorney fees) incurred or suffered by any such person by reason of or arising from the fact that such person is or was an officer or director. We have also entered into indemnification agreements with each of our directors, as well as our former Chief Financial Officer and our Chief Operating Officer—Corporate Operations.

The Company also maintains directors’ and officers’ liability insurance under which our directors and officers are insured against loss (as defined) as a result of claims brought against them based upon their acts or omissions in such capacities, including civil liabilities under the Securities Act of 1933. Our primary-layer insurance carrier for the policy year 2014-2015 is treating the claims described under Part I, Item 3. “Legal Proceedings” as related and has agreed to pay some of our defense costs, subject to the applicable self-insured retention. The carrier has reserved the right to dispute coverage including the right to recoupment of defense costs. As the legal representation of our directors other than Michael Elich is currently combined with the legal representation of the Company, which is also a named defendant in the class action litigation described in Item 3, we have not advanced or reimbursed expenses of any of our individual directors other than Michael Elich under our indemnification obligations to date. The Company has advanced amounts covered by invoices received from separate counsel for Mr. Elich and James D. Miller, our former Chief Financial Officer, through April 30, 2016, as follows: Mr. Elich, $237,020; and Mr. Miller, $439,209. Our primary insurance carrier has reimbursed us for a portion of the legal fees paid to separate counsel for Messrs. Elich and Miller. Our primary insurance carrier has also agreed to pay our costs of responding to subpoenas directed to our outside directors by the Securities and Exchange Commission.

Director Independence

The Board has determined that Messrs. Hicks, Johnson, Justesen, and Meeker are independent directors as defined in Rule 5605(a)(2) of the listing standards applicable to companies listed on The Nasdaq Stock Market.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moss Adams LLP was the Company’s independent registered public accounting firm with respect to its audited financial statements for the year ended December 31, 2015. The Company expects representatives of Moss Adams LLP to be present at the Annual Meeting and to be available to respond to appropriate questions. They will have the opportunity to make a statement at the Annual Meeting if they desire to do so.

Fees Paid to Principal Independent Registered Public Accounting Firm

The following fees were billed by Moss Adams LLP for professional services rendered to the Company in fiscal 2014 and 2015:

	2014	2015
Audit Fees(1)	$482,000	$1,212,000
Audit-Related Fees(2)	$42,500	$50,000
Tax Fees(3)	$14,000	$500
All Other Fees	—	—

(1)	Consists of fees for professional services for the audit of the Company’s annual financial statements for the year shown and for review of financial statements included in quarterly reports on Form 10-Q filed during that year. Includes estimated final billing of $277,000.

(2)	Refers to subsidiary audit services that are reasonably related to the audit or review of the Company’s financial statements and that are not included in audit fees and provision of a consent in connection with the Company’s filing of a Registration Statement on Form S-8 in July 2015.

(3)	Consists primarily of tax consulting services related to analysis of certain expense deductions and non-business income exclusions from taxable income in various states in which the Company conducts its business.

Pre-Approval Policy

The Company has adopted a policy requiring pre-approval by the Audit Committee of all fees and services of the Company’s independent registered public accounting firm (the “independent auditors”), including all audit, audit-related, tax, and other legally permitted services. Under the policy, a detailed description of each proposed service is submitted to the Audit Committee jointly by the independent auditors and the Company’s Chief Financial Officer, together with a statement from the independent auditors that such services are consistent with the SEC’s rules on auditor independence. The policy permits the Audit Committee to pre-approve lists of audit, audit-related, tax, and other legally-permitted services. The maximum term of any pre-approval is 12 months. Additional pre-approval is required for services not included in the pre-approved categories and for services exceeding pre-approved fee levels. The policy allows the Audit Committee to delegate its pre-approval authority to one or more of its members provided that a full report of any pre-approval decision is provided to the full Audit Committee at its next scheduled meeting. The Audit Committee pre-approved 100% of the fees described above.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Barrett Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barrett Business Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 2015, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 2, the Company has restated its 2014 and 2013 consolidated financial statements to correct for misstatements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 25, 2016, expressed an adverse opinion thereon.

/s/ Moss Adams LLP

Portland, Oregon

May 25, 2016

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2015 and 2014

(In Thousands, Except Par Value)

	2015	2014
		(As Restated)(1)
ASSETS
Current assets:
Cash and cash equivalents	$25,218	$11,544
Marketable securities	0	29,957
Trade accounts receivable, net	90,529	102,627
Income taxes receivable	1,038	11,947
Prepaid expenses and other	3,173	3,813
Restricted certificates of deposit	10,000	0
Restricted marketable securities and workers’ compensation deposits	76,110	3,776
Deferred income taxes	20,941	19,138

Total current assets	227,009	182,802
Marketable securities	6,082	20,930
Property, equipment and software, net	22,820	22,675
Restricted certificates of deposit	0	114,335
Restricted marketable securities and workers’ compensation deposits	187,916	58,533
Other assets	5,130	5,306
Goodwill	47,820	47,820

	$496,777	$452,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,833	$25,220
Accounts payable	3,217	2,719
Accrued payroll, payroll taxes and related benefits	121,343	115,837
Other accrued liabilities	6,166	6,230
Workers’ compensation claims liabilities	65,581	61,064
Safety incentives liability	21,253	14,232

Total current liabilities	237,393	225,302
Long-term workers’ compensation claims liabilities	190,094	164,214
Long-term debt	0	19,833
Deferred income taxes	13,256	8,557
Customer deposits and other long-term liabilities	1,483	1,675

Total liabilities	442,226	419,581

Commitments and contingencies (Notes 7, 9 and 13)
Stockholders’ equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,203 and 7,126 shares issued and outstanding	72	71
Additional paid-in capital	6,964	4,410
Accumulated other comprehensive loss	(31)	(23)
Retained earnings	47,546	28,362

	54,551	32,820

	$496,777	$452,401

(1)	See Note 2. Restatement of Previously Issued Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

	2015	2014	2013
		(As Restated)(1)	(As Restated)(1)
Revenues:
Professional employer service fees	$572,286	$470,522	$393,085
Staffing services	168,555	165,833	143,881

Total revenues	740,841	636,355	536,966

Cost of revenues:
Direct payroll costs	127,964	126,399	108,875
Payroll taxes and benefits	312,284	263,100	222,163
Workers’ compensation	171,137	213,451	123,427

Total cost of revenues	611,385	602,950	454,465

Gross margin	129,456	33,405	82,501
Selling, general and administrative expenses	90,177	74,065	59,439
Depreciation and amortization	2,851	2,506	2,037

Income (loss) from operations	36,428	(43,166)	21,025

Other (expense) income:
Investment income	771	543	539
Interest expense	(1,965)	(173)	(238)
Other, net	(88)	152	(9)

Other (expense) income, net	(1,282)	522	292

Income (loss) before income taxes	35,146	(42,644)	21,317
Provision for (benefit from) income taxes	9,652	(17,098)	5,644

Net income (loss)	$25,494	$(25,546)	$15,673

Basic earnings (loss) per common share	$3.55	$(3.57)	$2.21

Weighted average number of basic common shares outstanding	7,173	7,160	7,105

Diluted earnings (loss) per common share	$3.47	$(3.57)	$2.12

Weighted average number of diluted common shares outstanding	7,353	7,160	7,397

Cash dividends per common share	$0.88	$0.76	$0.57

(1)	See Note 2. Restatement of Previously Issued Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2015, 2014 and 2013

(In Thousands)

	For the year ended December 31,
	2015	2014	2013
		(As Restated)(1)	(As Restated)(1)
Net income (loss)	$25,494	$(25,546)	$15,673
Unrealized gains (losses) on marketable securities, net of tax of $(9), $3, and $(31) in 2015, 2014 and 2013, respectively	(8)	3	(49)

Comprehensive income (loss)	$25,486	$(25,543)	$15,624

(1)	See Note 2. Restatement of Previously Issued Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2015, 2014 and 2013

(In Thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2012 (As previously reported)	7,017	$70	$913	$23	$52,890	$53,896
Prior period adjustments(1)	0	0	0	0	(5,156)	(5,156)

Balance, December 31, 2012 (As Restated)(1)	7,017	$70	$913	$23	$47,734	$48,740

Common stock issued on exercise of options and vesting of restricted stock units	148	2	1,858	0	0	1,860
Common stock repurchased on vesting of restricted stock units	0	0	(89)	0	0	(89)
Share based compensation expense	0	0	1,016	0	0	1,016
Excess tax benefits from share-based compensation	0	0	2,083	0	0	2,083
Cash dividends on common stock	0	0	0	0	(4,056)	(4,056)
Unrealized holding losses on marketable securities, net of tax	0	0	0	(49)	0	(49)
Net income (As Restated)(1)	0	0	0	0	15,673	15,673

Balance, December 31, 2013 (As Restated)(1)	7,165	$72	$5,781	$(26)	$59,351	$65,178

Common stock issued on exercise of options and vesting of restricted stock units	56	0	434	0	0	434
Common stock repurchased on vesting of restricted stock units	(8)	0	(407)	0	0	(407)
Share based compensation expense	0	0	1,699	0	0	1,699
Excess tax benefits from share-based compensation	0	0	578	0	0	578
Company repurchase of common stock	(87)	(1)	(3,675)	0	0	(3,676)
Cash dividends on common stock	0	0	0	0	(5,443)	(5,443)
Unrealized holding gains on marketable securities, net of tax	0	0	0	3	0	3
Net loss (As Restated)(1)	0	0	0	0	(25,546)	(25,546)

Balance, December 31, 2014 (As Restated)(1)	7,126	$71	$4,410	$(23)	$28,362	$32,820

Common stock issued on exercise of options and vesting of restricted stock units	89	1	701	0	0	702
Common stock repurchased on vesting of restricted stock units	(12)	0	(465)	0	0	(465)
Share based compensation expense	0	0	2,386	0	0	2,386
Excess tax benefits from share-based compensation	0	0	(68)	0	0	(68)
Cash dividends on common stock	0	0	0	0	(6,310)	(6,310)
Unrealized holding loss on marketable securities, net of tax	0	0	0	(8)	0	(8)
Net income	0	0	0	0	25,494	25,494

Balance, December 31, 2015	7,203	$72	$6,964	$(31)	$47,546	$54,551

(1)	See Note 2. Restatement of Previously Issued Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

(In Thousands)

	2015	2014	2013
		(As Restated)(1)	(As Restated)(1)
Cash flows from operating activities:
Net income (loss)	$25,494	$(25,546)	$15,673
Reconciliations of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,851	2,506	2,037
Losses (gains) recognized on marketable securities	(2)	3	(1)
Gain recognized on sale and leaseback	0	0	(60)
Deferred income taxes	2,728	(9,792)	(869)
Share based compensation	2,386	1,699	1,016
Excess tax benefit from share-based compensation	68	(578)	(2,083)
Changes in certain assets and liabilities:
Trade accounts receivable	12,097	(17,041)	(21,665)
Income taxes receivable	10,521	(11,421)	(165)
Prepaid expenses and other	640	(387)	1,828
Accounts payable	498	(533)	1,257
Accrued payroll, payroll taxes and related benefits	5,506	21,950	24,455
Other accrued liabilities	(64)	3,893	1,421
Income taxes payable	506	411	2,083
Workers’ compensation claims liabilities	30,397	104,223	42,544
Safety incentives liability	7,021	1,146	3,244
Customer deposits, long-term liabilities and other assets, net	(16)	(937)	(519)

Net cash provided by operating activities	100,631	69,596	70,196

Cash flows from investing activities:
Purchase of property and equipment	(2,996)	(4,632)	(4,097)
Proceeds from sales and maturities of marketable securities	52,996	13,241	60,850
Purchase of marketable securities	(8,214)	(38,434)	(59,917)
Proceeds from maturities of restricted certificates of deposit	228,670	0	63,944
Purchase of restricted certificates of deposit	(124,335)	(101,546)	(76,733)
Proceeds from maturities of restricted marketable securities	10,031	10,524	9,918
Purchase of restricted marketable securities	(211,748)	(61,628)	(11,397)

Net cash used in investing activities	(55,596)	(182,475)	(17,432)

Cash flows from financing activities:
Proceeds from credit-line borrowings	46,106	6,242	132,664
Payments on credit-line borrowings	(46,106)	(6,242)	(137,196)
Proceeds from the issuance of long-term debt	0	40,000	0
Commitment fee from the issuance of long-term debt	0	(400)	0
Payments on long-term debt	(25,220)	(220)	(220)
Repurchase of common stock	0	(3,676)	0
Common stock repurchased on vesting of restricted stock units	(465)	(407)	(89)
Dividends paid	(6,310)	(5,443)	(4,056)
Proceeds from the exercise of stock options and vesting of restricted stock units	702	434	1,860
Excess tax benefit from share-based compensation	(68)	578	2,083

Net cash (used in) provided by financing activities	(31,361)	30,866	(4,954)

Net increase (decrease) in cash and cash equivalents	13,674	(82,013)	47,810
Cash and cash equivalents, beginning of year	11,544	93,557	45,747

Cash and cash equivalents, end of year	$25,218	$11,544	$93,557

(1)	See Note 2. Restatement of Previously Issued Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Operations and Significant Accounting Policies

Nature of operations

Barrett Business Services, Inc. (“BBSI”, the “Company”), is a leading provider of business management solutions for small and mid-sized companies. The Company has developed a management platform that integrates a knowledge-based approach from the management consulting industry with tools from the human resource outsourcing industry. This platform, through the effective leveraging of human capital, helps our business owner clients run their businesses more effectively.

We believe this platform, delivered through our decentralized organizational structure, differentiates BBSI from our competitors. The Company operates through a network of 55 branch offices throughout California, Oregon, Washington, Arizona, Colorado, Idaho, Nevada, Utah, Delaware, Maryland, North Carolina and Virginia. Approximately 78%, 77% and 74%, respectively, of our revenue during 2015, 2014 and 2013 was attributable to our California operations. BBSI was incorporated in Maryland in 1965.

The Company operates a wholly owned captive insurance company, Associated Insurance Company for Excess (“AICE”). AICE is a fully licensed captive insurance company holding a certificate of authority from the Arizona Department of Insurance. The purpose of AICE is twofold: (1) to provide access to more competitive and cost effective insurance markets and (2) to provide additional flexibility in cost effective risk management. AICE provides excess workers’ compensation coverage up to $5.0 million per occurrence, except in Maryland and Colorado, where our retention per occurrence is $1.0 million and $2.0 million, respectively. AICE maintains excess workers’ compensation insurance coverage with ACE between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with ACE is between $1.0 million and $25.0 million per occurrence, and in Colorado, where the coverage with ACE is between $2.0 million and statutory limits per occurrence.

The Company also operates a wholly owned insurance company, Ecole Insurance Company (“Ecole”). Ecole is a fully licensed insurance company holding a certificate of authority from the Arizona Department of Insurance. Ecole provides workers’ compensation coverage to the Company’s employees working in Arizona, Utah and Nevada. The restricted capital used to capitalize the insurance company was approximately $6.1 million and is included in restricted marketable securities and workers’ compensation deposits in our consolidated balance sheets.

Basis of Presentation

The consolidated financial statements for the years ended December 31, 2015, 2014 and 2013, respectively, reflect the effect of adjustments to prior periods as disclosed in “Note 2. Restatement of Previously Issued Consolidated Financial Statements.” The effect of the restatement adjustments on periods prior to December 31, 2013 has been presented as opening prior period adjustments to stockholders’ equity as of December 31, 2012.

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

Reportable Segment

The Company has one principal operating and reporting segment. The chief operating decision maker (our Chief Executive Officer) regularly reviews the financial information of our business at a consolidated level in deciding how to allocate resources and in assessing performance.

Revenue recognition

We recognize professional employer (PEO) service and staffing service revenue as services are rendered by our workforce. PEO services are normally used by organizations to satisfy ongoing needs related to the management of human capital and are governed by the terms of a client services agreement which covers all employees at a particular work site. Our client services agreements have a minimum term of one year, are renewable on an annual basis and typically require 30 days’ written notice to cancel or terminate the contract by either party. In addition, our client services agreements provide for immediate termination upon any default of the client regardless of when notice is given.

We report PEO revenues on a net basis because we are not the primary obligor for the services provided by our clients to their customers pursuant to our client services agreements. We reduce these service fee revenues by the amounts invoiced to our clients for direct payroll expenses such as salaries, wages, health insurance, employee out-of-pocket expenses incurred incidental to employment and safety incentives. Safety incentives represent cash incentives paid to certain client companies for maintaining safe-work practices and minimizing workplace injuries. The safety incentive is based on a percentage of annual payroll and is paid annually to clients who meet predetermined workers’ compensation claims cost objectives.

Cost of revenues

Our cost of revenues for staffing services is comprised of direct payroll costs, employer payroll related taxes, employee benefits, and workers’ compensation. Our cost of revenues for PEO services includes only employer payroll related taxes and workers’ compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers’ compensation costs consist primarily of the costs associated with our workers’ compensation program, including claims reserves, claims administration fees, legal fees, medical cost

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

containment (MCC) expense, state administrative agency fees, third party broker commission, risk manager payroll and excess insurance premiums for catastrophic injuries. We maintain separate workers’ compensation insurance policies for employees working in states where the Company is not self-insured, including California.

Cash and cash equivalents

We consider non-restricted short-term investments, which are highly liquid, readily convertible into cash, and have original maturities of less than three months to be cash equivalents for purposes of the consolidated statements of cash flows. A substantial portion of the Company’s cash and cash equivalents is invested in tax-exempt money market funds managed by the Company’s principal bank. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. The Company has not experienced any losses related to its cash concentration.

Marketable securities

As of December 31, 2015, the Company’s marketable securities consisted of municipal bonds, money market funds and corporate bonds. We classify our marketable securities as trading or available-for-sale. The Company had no trading marketable securities at December 31, 2015 and 2014. The Company classifies municipal bonds, money market funds, and corporate bonds as available for sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive (loss) income in stockholders’ equity. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost and the Company’s ability and intent to hold the investments. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the consolidated statements of operations.

Restricted marketable securities

At December 31, 2015, restricted marketable securities consisted of money market funds, certificates of deposit, U.S. Treasuries, municipal bonds, and corporate bonds with maturities generally from 180 days to two years (see Notes 3, 4 and 6). At December 31, 2015, the approximate fair value of restricted marketable securities equaled their approximate amortized cost. Restricted marketable securities have been categorized as available-for-sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sales of restricted marketable securities are included in other income (expense) as other, net in our consolidated statements of operations.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $268,000 and $291,000 at December 31, 2015 and 2014, respectively. We make estimates of the collectability of

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

our accounts receivable for services provided to our customers. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Our allowance for doubtful accounts activity is summarized as follows (in thousands):

	2015	2014	2013
Balance at January 1,
Allowance for doubtful accounts	$291	$242	$381
Charges to expense	116	103	300
Write-offs of uncollectible accounts, net of recoveries	(139)	(54)	(439)
Balance at December 31,

Allowance for doubtful accounts	$268	$291	$242

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

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

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

Goodwill and intangible assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for a business combination and the fair value of the net assets acquired. Goodwill is not amortized but is evaluated for impairment annually, or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The Company has one reporting unit and evaluates the carrying value of goodwill annually at December 31. No impairment has been recognized in the periods presented.

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

Impairment of long-lived assets

Long-lived assets, such as property, equipment and software and acquired intangibles subject to amortization, are reviewed for impairment annually, or whenever events or changes in circumstances indicate that the remaining estimated useful life may warrant revision or that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, significant under-performance relative to expected and/or historical results, significant negative industry or economic trends or knowledge of transactions involving the sale of similar property at amounts below the carrying value.

Assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

assets. If the carrying amount of an asset group exceeds the estimated undiscounted future cash flows expected to be generated by the asset, then an impairment charge is recognized to the extent the carrying amount exceeds the asset’s fair value. In determining fair value, management considers current results, trends, future prospects, and other economic factors. No impairment has been recognized in the periods presented.

Workers’ compensation claims liabilities

Our workers’ compensation claims liabilities do not represent an exact calculation of liability but rather represent management’s best estimate, utilizing actuarial expertise and projection techniques, at a given reporting date. The estimated liability for open workers’ compensation claims is based on an evaluation of information provided by our internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse cost development with respect to reported claims and incurred but not reported claims (together, IBNR). Included in the estimate for workers’ compensation claims liabilities are case reserve estimates for reported losses, plus additional amounts for estimated future adverse cost development of IBNR claims, legal costs, MCC expenses, and unallocated loss adjustment expenses, including future administrative fees to be paid to third party service providers. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

The process of arriving at an estimate of unpaid claims and claims adjustment expense involves a high degree of judgment and is affected by both internal and external events, including changes in claims handling practices, changes in reserve estimation procedures, changes in individuals involved in the reserve estimation process, inflation, trends in the litigation and settlement of pending claims, and legislative changes.

Our estimates are based on informed judgment, derived from individual experience and expertise applied to multiple sets of data and analyses. We consider significant facts and circumstances known both at the time that loss reserves are initially established and as new facts and circumstances become known. Due to the inherent uncertainty underlying loss reserve estimates, the expenses incurred through final resolution of our liability for our workers’ compensation claims will likely vary from the related loss reserves at the reporting date. Therefore, as specific claims are paid out in the future, actual paid losses may be materially different from our current loss reserves.

The Company’s independent actuary provides management with an estimate of the current and long-term portions of our total workers’ compensation claims, which is an important factor in our process for estimating workers’ compensation claims liabilities. The current portion represents the independent actuary’s best estimate of payments the Company will make related to workers’ compensation claims over the ensuing twelve months. The Company will also pay out a portion of claims first incurred in the ensuing

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

twelve months during that twelve-month period. The long-term portion represents the independent actuary’s best estimate of payments the Company will make related to workers’ compensation claims more than twelve months in the future.

A basic premise in most actuarial analyses is that historical data and past patterns demonstrated in the incurred and paid historical data form a reasonable basis upon which to project future outcomes, absent a material change. Significant structural changes to the available data can materially impact the reserve estimation process. To the extent a material change affecting the ultimate claim liability becomes known, such change is quantified to the extent possible through an analysis of internal Company data and, if available and when appropriate, external data. Nonetheless, actuaries exercise a considerable degree of judgment in the evaluation of these factors and the need for such actuarial judgment is more pronounced when faced with material uncertainties.

Subsequent to December 31, 2015, the Company agreed to pay its third party provider of MCC services $10.0 million in exchange for the elimination of all future MCC fees on claims incurred on or before December 31, 2015. The agreement includes certain limitations on total claims and services. The Company and the third party provider also agreed to a per claim fixed fee payment structure on all claims incurred after December 31, 2015. See Note 15. Subsequent Events for further discussion of this transaction and see Note 2. Restatement of Previously Issued Financial Statements for further discussion regarding the Company’s restatement of historical financial statements related to its accounting for prior MCC fees.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third party administrator and the expected payout as determined by historical incentive payment trends. The Company provided $21.3 million and $14.2 million at December 31, 2015 and 2014, respectively, as an estimate of the liability for unpaid safety incentives. Safety incentive costs are netted against PEO service revenue in our consolidated statements of operations.

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

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles (GAAP) are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income (loss) is comprised of unrealized holding gains and losses on our available for sale marketable securities.

Statements of cash flows

Interest paid during 2015, 2014 and 2013 did not materially differ from interest expense. Income taxes received by the Company for 2015 totaled $4.1 million compared to income taxes paid for 2014 and 2013 of $3.3 million and $9.0 million, respectively.

Basic and diluted earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year using the treasury method. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted average number of basic shares outstanding	7,173	7,160	7,105
Effect of dilutive securities	180	0	292

Weighted average number of diluted shares outstanding	7,353	7,160	7,397

As a result of the net loss for the year ended December 31, 2014, 227,000 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2015 presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows, working capital or stockholders’ equity.

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

date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are used for fair value measurement of all marketable securities, allowance for doubtful accounts, deferred income taxes, carrying values for goodwill and property and equipment, accrued workers’ compensation liabilities and safety incentive liabilities. Actual results may or may not differ from such estimates.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In April 2015, the FASB voted for a one-year deferral of the effective date of ASU 2014-09. If approved, the new guidance will be effective for annual and interim periods beginning on or after December 15, 2017 and will replace most existing revenue recognition guidance under GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. We have not yet selected a transition method and are in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In September 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of financial statements—going concern (ASU 2014-15) regarding disclosure of uncertainties about an entity’s ability to continue as a going concern. ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, and if so, disclose that fact. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for interim and annual reporting periods beginning after December 15, 2016. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements and disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (ASU 2015-03) to simplify the presentation of debt issuance costs. ASU 2015-03 requires debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in this accounting standard update are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect the adoption of this accounting standard update to have a material impact on our consolidated financial statements and disclosures.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for the Company beginning with our annual report for the year ending December 31, 2017 with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (ASU 2016-09). ASU 2016-09 simplifies the accounting for the taxes related to stock-based compensation, including adjustments to how excess tax benefits and a company’s

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

1.	Summary of Operations and Significant Accounting Policies (Continued)

payments for tax withholdings should be classified. This guidance will be effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and disclosures.

2.	Restatement of Previously Issued Financial Statements

Items requiring restatement:

1. Unsupported Non-GAAP Journal Entries

On March 3, 2016, the Audit Committee was informed by the Company’s then Chief Financial Officer that he had made unsupported journal entries in the Company’s financial records during each calendar quarter of 2013. On March 11, 2016, the Audit Committee formally engaged an independent public accounting firm to conduct an independent forensic accounting investigation of the Company’s financial records for the five years ended December 31, 2015, as well as the first quarter of 2016, to evaluate the unsupported journal entries identified by our former Chief Financial Officer. The independent public accounting firm also performed other procedures within the scope of their engagement. On April 19, 2016, the Audit Committee received the final report of the investigation, which confirmed that the previously identified journal entries, as well as additional journal entries, were not made in accordance with GAAP.

Based on information provided by the Company’s former Chief Financial Officer and additional analysis by and under the direction of the Company, the Company determined in April 2016 that the unsupported non-GAAP journal entries identified in the investigation described above had resulted primarily in the understatement of workers’ compensation expense and revenue (based on net reported revenue under GAAP) and an overstatement of payroll and payroll related expenses, during the years ended December 31, 2014, 2013 and 2012, along with the first two quarters of the year ended December 31, 2015.

2. Workers’ compensation

After the completion of a thorough review of our claims handling practices and other work performed by our new actuary and our actuarial consultant in the third quarter of 2014, management concluded in October 2014 that a significant increase in the estimate of workers’ compensation liability was needed to reflect the potential adverse development of prior period claims. The Company recorded total workers’ compensation claims expense of $115.6 million (unaudited) during the third quarter of 2014, including a $61.3 million (unaudited) increase in estimate relating to prior period claims.

In March 2016 after further interpretation and analysis of actuarial data available in July 2014, management concluded that the large workers’ compensation charge taken in the third quarter of 2014 should have been recorded in the second quarter of 2014. The restatement increased workers’ compensation expense for the second quarter of 2014 by

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Restatement of Previously Issued Financial Statements (Continued)

approximately $84.7 million (unaudited) with a corresponding decrease in workers’ compensation expense for the third quarter of 2014. The restatement also increased workers’ compensation claims liabilities at June 30, 2014 by $84.7 million (unaudited).

The Company separately discovered errors resulting from the omission of MCC expense information from Company generated data utilized by its independent actuaries from 2011 to 2015. These errors resulted in the understatement of workers’ compensation claims liabilities and the related workers’ compensation expense during the years ended December 31, 2014, 2013 and 2012 along with the first two quarters of the year ended December 31, 2015 and beginning retained earnings as of January 1, 2013.

In addition, the Company discovered that in the third quarter of 2014 it had inadvertently omitted a workers’ compensation reserve that had been previously established to cover unallocated loss adjustment expenses. This error resulted in an increase in workers’ compensation expense in the third quarter of 2014, with a corresponding decrease in workers’ compensation expense for the fourth quarter of 2014. The restatement also increased workers’ compensation claims liabilities at September 30, 2014.

3. Payroll taxes

In March 2016, the Company discovered errors in its calculation of accrued payroll taxes liabilities and the related payroll tax expense. These errors resulted in both understatements and overstatements of accrued payroll taxes liabilities and the related payroll taxes and benefits expense from 2011 to 2015.

As a result of the foregoing, the Company has restated its consolidated financial statements for the years ended December 31, 2014 and 2013, respectively, as well as for the first two quarters of the year ended December 31, 2015. The restatement also affects periods prior to the year ended December 31, 2013, with the cumulative effect of the errors reflected as an adjustment to the beginning retained earnings as of January 1, 2013.

The Company has restated its income tax accounts as of and for the years ended December 31, 2014 and 2013 to reflect the tax effect of the adjustments described above.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Restatement of Previously Issued Financial Statements (Continued)

Impact on Consolidated Balance Sheet (in thousands, except per share amounts)

	December 31, 2014
		Adjustments
	As Previously Reported	Unsupported Non-GAAP Journal Entry Corrections	Workers’ Compensation Corrections	Payroll Tax Corrections	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$11,544	$0	$0	$0	$11,544
Marketable securities	29,957	0	0	0	29,957
Trade accounts receivable, net	102,627	0	0	0	102,627
Income taxes receivable	11,421	0	0	526	11,947
Prepaid expenses and other	3,813	0	0	0	3,813
Restricted marketable securities and workers’ compensation deposits	3,776	0	0	0	3,776
Deferred income taxes	15,791	0	3,347	0	19,138

Total current assets	178,929	0	3,347	526	182,802
Marketable securities	20,930	0	0	0	20,930
Property, equipment and software, net	22,675	0	0	0	22,675
Restricted certificates of deposit	114,335	0	0	0	114,335
Restricted marketable securities and workers’ compensation deposits	58,533	0	0	0	58,533
Other assets	5,306	0	0	0	5,306
Goodwill	47,820	0	0	0	47,820

	$448,528	$0	$3,347	$526	$452,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,220	$0	$0	$0	$25,220
Accounts payable	2,719	0	0	0	2,719
Accrued payroll, payroll taxes and related benefits	115,820	0	0	17	115,837
Other accrued liabilities	6,230	0	0	0	6,230
Workers’ compensation claims liabilities	54,049	0	7,015	0	61,064
Safety incentives liability	14,232	0	0	0	14,232

Total current liabilities	218,270	0	7,015	17	225,302
Long-term workers’ compensation claims liabilities	161,933	0	2,281	0	164,214
Long-term debt	19,833	0	0	0	19,833
Deferred income taxes	8,159	0	398	0	8,557
Customer deposits and other long-term liabilities	1,675	0	0	0	1,675

Total liabilities	409,870	0	9,694	17	419,581

Commitments and contingencies (Notes 7, 9 and 13)
Stockholders’ equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,126 shares issued and outstanding	71	0	0	0	71
Additional paid-in capital	4,410	0	0	0	4,410
Accumulated other comprehensive loss	(23)	0	0	0	(23)
Retained earnings	34,200	0	(6,347)	509	28,362

	38,658	0	(6,347)	509	32,820

	$448,528	$0	$3,347	$526	$452,401

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Restatement of Previously Issued Financial Statements (Continued)

Impact on Consolidated Statements of Operations (in thousands, except per share amounts)

	For the year ended December 31, 2014
		Adjustments
	As Previously Reported	Unsupported Non-GAAP Journal Entry Corrections	Workers’ Compensation Corrections	Payroll Tax Corrections	As Restated
Revenues:
Professional employer service fees	$470,351	$171	$0	$0	$470,522
Staffing services	165,833	0	0	0	165,833

Total revenues	636,184	171	0	0	636,355

Cost of revenues:
Direct payroll costs	126,399	0	0	0	126,399
Payroll taxes and benefits	266,844	(3,312)	0	(432)	263,100
Workers’ compensation	212,524	242	685	0	213,451

Total cost of revenues	605,767	(3,070)	685	(432)	602,950

Gross margin	30,417	3,241	(685)	432	33,405
Selling, general and administrative expenses	73,821	244	0	0	74,065
Depreciation and amortization	2,506	0	0	0	2,506

Loss from operations	(45,910)	2,997	(685)	432	(43,166)

Other income (expense):
Investment income	594	(51)	0	0	543
Interest expense	(173)	0	0	0	(173)
Other, net	152	0	0	0	152

Other income (expense), net	573	(51)	0	0	522

Loss before income taxes	(45,337)	2,946	(685)	432	(42,644)
Benefit from for income taxes	(18,253)	1,218	(241)	178	(17,098)

Net loss	$(27,084)	$1,728	$(444)	$254	$(25,546)

Basic loss per common share	$(3.78)	$0	$0	$0	$(3.57)

Weighted average number of basic common shares outstanding	7,160	0	0	0	7,160

Diluted loss per common share	$(3.78)	$0	$0	$0	$(3.57)

Weighted average number of diluted common shares outstanding	7,160	0	0	0	7,160

Cash dividends per common share	$0.76				$0.76

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Restatement of Previously Issued Financial Statements (Continued)

Impact on Consolidated Statements of Operations (in thousands, except per share amounts)

	For the year ended December 31, 2013
		Adjustments
	As Previously Reported	Unsupported Non-GAAP Journal Entry Corrections	Workers’ Compensation Corrections	Payroll Tax Corrections	As Restated
Revenues:
Professional employer service fees	$388,963	$4,122	$0	$0	$393,085
Staffing services	143,881	0	0	0	143,881

Total revenues	532,844	4,122	0	0	536,966

Cost of revenues:
Direct payroll costs	108,800	75	0	0	108,875
Payroll taxes and benefits	228,903	(6,715)	0	(25)	222,163
Workers’ compensation	108,617	14,146	664	0	123,427

Total cost of revenues	446,320	7,506	664	(25)	454,465

Gross margin	86,524	(3,384)	(664)	25	82,501
Selling, general and administrative expenses	60,061	(622)	0	0	59,439
Depreciation and amortization	2,037	0	0	0	2,037

Income from operations	24,426	(2,762)	(664)	25	21,025

Other income (expense):
Investment income	723	(184)	0	0	539
Interest expense	(238)	0	0	0	(238)
Other, net	(9)	0	0	0	(9)

Other income (expense), net	476	(184)	0	0	292

Income before income taxes	24,902	(2,946)	(664)	25	21,317
Provision for income taxes	7,010	(1,142)	(234)	10	5,644

Net income	$17,892	$(1,804)	$(430)	$15	$15,673

Basic earnings per common share	$2.52	$0	$0	$0	$2.21

Weighted average number of basic common shares outstanding	7,105	0	0	0	7,105

Diluted earnings per common share	$2.42	$0	$0	$0	$2.12

Weighted average number of diluted common shares outstanding	7,397	0	0	0	7,397

Cash dividends per common share	$0.57				$0.57

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Restatement of Previously Issued Financial Statements (Continued)

Impact on Consolidated Statements of Comprehensive (Loss) Income (In thousands)

	For the year ended December 31, 2014
	As Previously Reported	Unsupported Non-GAAP Journal Entry Corrections	Workers’ Compensation Corrections	Payroll Tax Corrections	As Restated
Net loss	$(27,084)	$1,728	$(444)	$254	$(25,546)
Unrealized gains on marketable securities, net of tax of $3	3	0	0	0	3

Comprehensive loss	$(27,081)	$1,728	$(444)	$254	$(25,543)

	For the year ended December 31, 2013
	As Previously Reported	Unsupported Non-GAAP Journal Entry Corrections	Workers’ Compensation Corrections	Payroll Tax Corrections	As Restated
Net income	$17,892	$(1,804)	$(430)	$15	$15,673
Unrealized losses on marketable securities, net of tax of ($31)	(49)	0	0	0	(49)

Comprehensive income	$17,843	$(1,804)	$(430)	$15	$15,624

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Restatement of Previously Issued Financial Statements (Continued)

Cumulative Effect of Prior Period Adjustments (In thousands)

The following table presents the impact of the restatement to the Company’s beginning retained earnings and other stockholders’ equity balances, cumulatively to reflect adjustments booked to all periods prior to January 1, 2013:

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Common Stock
	Shares	Amount
Stockholders’ equity,
December 31, 2012 (as previously reported)	7,017	$70	$913	$23	$52,890	$53,896
Adjustments:
Workers’ Compensation Corrections	0	0	0	0	(7,947)	(7,947)
Payroll Tax Corrections	0	0	0	0	(474)	(474)
Income Tax Adjustments	0	0	0	0	3,265	3,265

Total adjustments	0	0	0	0	(5,156)	(5,156)
Stockholders’ equity,

December 31, 2012 (as restated)	7,017	$70	$913	$23	$47,734	$48,740

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Restatement of Previously Issued Financial Statements (Continued)

Impact on Consolidated Statements of Cash Flows (In thousands)

	For the year ended December 31, 2014
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(27,084)	$1,538	$(25,546)
Reconciliations of net loss to net cash provided by operating activities:
Depreciation and amortization	2,506	0	2,506
Losses recognized on marketable securities	3	0	3
Deferred income taxes	(9,487)	(305)	(9,792)
Share based compensation	1,699	0	1,699
Excess tax benefit from share-based compensation	(578)	0	(578)
Changes in certain assets and liabilities:
Trade accounts receivable	(17,041)	0	(17,041)
Income taxes receivable	(11,421)	0	(11,421)
Prepaid expenses and other	(387)	0	(387)
Accounts payable	(533)	0	(533)
Accrued payroll, payroll taxes and related benefits	25,328	(3,378)	21,950
Other accrued liabilities	3,893	0	3,893
Income taxes payable	(658)	1,069	411
Workers’ compensation claims liabilities	103,538	685	104,223
Safety incentives liability	1,146	0	1,146
Customer deposits, long-term liabilities and other assets, net	(1,328)	391	(937)

Net cash provided by operating activities	69,596	0	69,596

Cash flows from investing activities:
Purchase of property and equipment	(4,632)	0	(4,632)
Proceeds from sales and maturities of marketable securities	13,241	0	13,241
Purchase of marketable securities	(38,434)	0	(38,434)
Purchase of restricted certificates of deposit	(101,546)	0	(101,546)
Proceeds from maturities of restricted marketable securities	10,524	0	10,524
Purchase of restricted marketable securities	(61,628)	0	(61,628)

Net cash used in investing activities	(182,475)	0	(182,475)

Cash flows from financing activities:
Proceeds from credit-line borrowings	6,242	0	6,242
Payments on credit-line borrowings	(6,242)	0	(6,242)
Proceeds from the issuance of long-term debt	40,000	0	40,000
Commitment fee from the issuance of long-term debt	(400)	0	(400)
Payments on long-term debt	(220)	0	(220)
Repurchase of common stock	(3,676)	0	(3,676)
Common stock repurchased on vesting of restricted stock units	(407)	0	(407)
Dividends paid	(5,443)	0	(5,443)
Proceeds from the exercise of stock options and vesting of restricted stock units	434	0	434
Excess tax benefit from share-based compensation	578	0	578

Net cash provided by financing activities	30,866	0	30,866

Net decrease in cash and cash equivalents	(82,013)	0	(82,013)
Cash and cash equivalents, beginning of year	93,557	0	93,557

Cash and cash equivalents, end of year	$11,544	$0	$11,544

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Restatement of Previously Issued Financial Statements (Continued)

Impact on Consolidated Statements of Cash Flows (In thousands)

	For the year ended December 31, 2013
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$17,892	$(2,219)	$15,673
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	2,037	0	2,037
Gains recognized on marketable securities	(1)	0	(1)
Gain recognized on sale and lease back	(60)	0	(60)
Deferred income taxes	(632)	(237)	(869)
Share based compensation	1,016	0	1,016
Excess tax benefit from share-based compensation	(2,083)	0	(2,083)
Changes in certain assets and liabilities:
Trade accounts receivable	(21,665)	0	(21,665)
Income taxes receivable	0	(165)	(165)
Prepaid expenses and other	1,828	0	1,828
Accounts payable	1,257	0	1,257
Accrued payroll, payroll taxes and related benefits	21,534	2,921	24,455
Other accrued liabilities	1,421	0	1,421
Income taxes payable	3,047	(964)	2,083
Workers’ compensation claims liabilities	41,880	664	42,544
Safety incentives liability	3,244	0	3,244
Customer deposits, long-term liabilities and other assets, net	(519)	0	(519)

Net cash provided by operating activities	70,196	0	70,196

Cash flows from investing activities:
Purchase of property and equipment	(4,097)	0	(4,097)
Proceeds from sales and maturities of marketable securities	60,850	0	60,850
Purchase of marketable securities	(59,917)	0	(59,917)
Proceeds from maturities of restricted certificates of deposit	63,944	0	63,944
Purchase of restricted certificates of deposit	(76,733)	0	(76,733)
Proceeds from maturities of restricted marketable securities	9,918	0	9,918
Purchase of restricted marketable securities	(11,397)	0	(11,397)

Net cash used in investing activities	(17,432)	0	(17,432)

Cash flows from financing activities:
Proceeds from credit-line borrowings	132,664	0	132,664
Payments on credit-line borrowings	(137,196)	0	(137,196)
Payments on long-term debt	(220)	0	(220)
Common stock repurchased on vesting of restricted stock units	(89)	0	(89)
Dividends paid	(4,056)	0	(4,056)
Proceeds from the exercise of stock options and vesting of restricted stock units	1,860	0	1,860
Excess tax benefit from share-based compensation	2,083	0	2,083

Net cash used in financing activities	(4,954)	0	(4,954)

Net increase in cash and cash equivalents	47,810	0	47,810
Cash and cash equivalents, beginning of year	45,747	0	45,747

Cash and cash equivalents, end of year	$93,557	$0	$93,557

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Restatement of Previously Issued Financial Statements (Continued)

Quarterly Financial Information (Unaudited)

The effect of the restatement on the Company’s previously issued consolidated financial statements for each of the unaudited quarterly periods during the years ended December 31, 2014 and 2013, respectively, along with the first two quarters of the year ended December 31, 2015, can be found in Note 14.

3.	Fair Value of Financial Instruments and Concentration of Credit Risk

All of our financial instruments are recognized in our consolidated balance sheets. Carrying values approximate fair value of most financial assets and liabilities. The fair value of restricted marketable securities, consisting primarily of money market funds, certificates of deposit, municipal bonds, corporate bonds, and U.S. treasury bills, is recorded at amortized cost, which approximates fair value for similar instruments. The interest rates on our restricted marketable security investments approximate current market rates for these types of investments. Therefore, the recorded value of the restricted marketable securities approximates fair value.

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, marketable securities, restricted marketable securities and trade accounts receivable. We limit investment of cash and marketable securities to financial institutions with high credit ratings, corporate bonds and to governmental debt instruments. Credit risk on trade receivables is minimized as a result of the large and diverse nature of our customer base.

At December 31, 2015, we had significant concentrations of credit risk as follows:

•	Marketable securities—$273.2 million, at fair value, in money market funds.

•	Marketable securities—$10.5 million, at fair value, in certificates of deposit.

•	Marketable securities—$6.7 million, at fair value, in municipal bonds.

•	Marketable securities—$5.9 million, at fair value, in corporate bonds.

•	Marketable securities—$4.8 million, at fair value, in U.S. treasuries.

4.	Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In determining the fair value of our financial assets, the Company predominately uses the market approach. In determining the fair value of all its money market funds, certificates of deposit, municipal bonds, corporate bonds, and U.S. treasury bills, the Company

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

4.	Fair Value Measurement (Continued)

utilizes non-binding quotes provided by our five investment brokers. We received one non-binding broker quote for each financial asset as of the balance sheet date.

Factors used in determining the fair value of our financial assets and liabilities are summarized into three levels as established in the fair value hierarchy framework. The three levels of the fair value hierarchy are described below.

Level 1—Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2—Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability;

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

In determining the fair value measurement of our financial assets, the fair value measurement level within the hierarchy is based on the lowest level input and is applied to each financial asset. Valuation techniques are used to maximize the use of observable inputs and minimize the use of unobservable inputs.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

4.	Fair Value Measurement (Continued)

The following table summarizes the Company’s marketable securities at December 31, 2015 and 2014 measured at fair value on a recurring basis (in thousands):

	December 31, 2015			December 31, 2014
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis
Current:
Cash Equivalents:
Money Market Funds	$21,312	$0	$21,312	$17,110	$0	$17,110
Available for Sale:
Certificates of Deposit	0	0	0	8,330	(43)	8,287
VRDN	0	0	0	21,670	0	21,670
Available for Sale—Restricted:
Money Market Funds	76,023	0	76,023	3,776	0	3,776
Certificate of Deposit	10,000	0	10,000	0	0	0

Total Current Investments	107,335	0	107,335	50,886	(43)	50,843

Long term:
Available-for-sale:
Money Market Funds	$4	$0	$4	$14,944	$(14)	$14,930
Municipal bonds	3,135	(3)	3,132	3,843	7	3,850
Corporate bonds	2,970	(24)	2,946	2,153	(3)	2,150
Available for Sale—Restricted:
Money Market Funds	175,869	0	175,869	46,426	0	46,426
U.S. Treasuries	4,752	1	4,753	3,847	0	3,847
Municipal bonds	3,613	(1)	3,612	4,352	21	4,373
Corporate bonds	2,996	(24)	2,972	2,130	(3)	2,127
Certificate of Deposit	496	(1)	495	115,745	0	115,745

Total Long Term Investments	193,835	(52)	193,783	193,440	8	193,448

Total Investments	$301,170	$(52)	$301,118	$244,326	$(35)	$244,291

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

4.	Fair Value Measurement (Continued)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	December 31, 2015				December 31, 2014
	Total Recorded Basis	Level 1	Level 2	Level 3	Total Recorded Basis	Level 1	Level 2	Level 3
Cash Equivalents:
Money Market	$21,312	$0	$21,312	$0	$17,110	$0	$17,110	$0

Available for Sale—Unrestricted:
Money Market Funds	$4	$0	$4	$0	$0	$0	$0	$0
Municipal bonds	3,132	241	2,891	0	3,850	355	3,495	0
Corporate bonds	2,946	2,291	655	0	2,150	1,681	469	0
Certificate of Deposit	0	0	0	0	23,217	0	23,217	0
VRDN	0	0	0	0	21,670	0	21,670	0
Available for Sale—Restricted:
Money Market	251,892	17	251,875	0	50,202	0	50,202	0
Certificate of Deposit	10,495	0	10,495	0	115,745	0	115,745	0
U.S. Treasuries	4,753	4,753	0	0	3,847	1,622	2,225	0
Municipal bonds	3,612	389	3,223	0	4,373	236	4,137	0
Corporate bonds	2,972	2,285	687	0	2,127	1,698	429	0

Total Available for Sale Securities	279,806	9,976	269,830	0	227,181	5,592	221,589	0

Total Investments	$301,118	$9,976	$291,142	$0	$244,291	$5,592	$238,699	$0

5.	Property, Equipment and Software

Property, equipment and software consist of the following (in thousands):

	December 31,
	2015	2014
Buildings	$13,988	$13,004
Office furniture and fixtures	7,808	6,706
Computer hardware and software	12,887	12,949
Aircraft	4,707	4,668

	39,390	37,327
Less accumulated depreciation and amortization	(18,060)	(16,142)

	21,330	21,185
Land	1,490	1,490

	$22,820	$22,675

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Workers’ Compensation Claims

The Company is a self-insured employer with respect to workers’ compensation coverage for all of its employees (including employees co-employed through our client service agreements) working in Colorado, Delaware, Maryland and Oregon, except as described below. In the state of Washington, state law allows only the Company’s staffing services and internal management employees to be covered under the Company’s self-insured workers’ compensation program. The Company’s wholly owned, fully licensed insurance company, Ecole, provides workers’ compensation coverage to our employees in Arizona, Nevada and Utah.

Effective January 1, 2015, the Company stopped maintaining a certificate to self-insure in the state of California, and it now obtains individual policies from ACE Group (“ACE”) for all California-based clients along with clients in Delaware, Virginia, Pennsylvania and the District of Columbia. The arrangement with ACE, typically known as a fronted program, provides BBSI a licensed, admitted insurance carrier to issue policies on behalf of BBSI without the intention of transferring any of the workers’ compensation risk for the first $5.0 million per claim. The risk of loss up to the first $5.0 million per claim is retained by BBSI through an indemnity agreement. While this portion of the risk of loss remains with BBSI, ACE assumes credit risk should BBSI be unable to satisfy its indemnification obligations to ACE. The arrangement is effective through February 2017 with the potential for continued annual renewals thereafter.

As part of the ACE fronted program, the Company makes monthly payments into a trust account (“the ACE trust account”) to be used for the payment of future claims. The balance in the ACE trust account was $166.6 million and $50.1 million at December 31, 2015 and December 31, 2014, respectively. The ACE trust account balance is included as a component of the current and long-term restricted marketable securities and workers’ compensation deposits in the Company’s consolidated balance sheets.

In the event of catastrophic injuries or fatalities, the Company maintains excess workers’ compensation insurance through its wholly owned captive insurance company, AICE, with a per occurrence retention of $5.0 million, except in Maryland and Colorado, where our per occurrence retention is $1.0 million and $2.0 million, respectively. AICE maintains excess workers’ compensation insurance coverage with ACE, between $5.0 million and $15.0 million per occurrence, except in Maryland, where coverage with ACE is between $1.0 million and $25.0 million per occurrence, and in Colorado, where the coverage with ACE is between $2.0 million and applicable statutory limits per occurrence.

The Company provided a total of $255.7 million and $225.3 million at December 31, 2015 and 2014, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate based upon an actuarial valuation provided by a third party actuary at December 31, 2015 and 2014. Included in the claims liabilities are case reserve estimates for reported losses, plus additional

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Workers’ Compensation Claims (Continued)

amounts for estimated future adverse cost development of reported claims, incurred but not reported claims, legal expenses, MCC expenses, as well as estimates for unallocated loss adjustment expenses which include future administrative fees paid to third party service providers. These estimates are reviewed frequently and adjustments to liabilities are reflected in current operating results as they become known.

Our workers’ compensation claims liabilities do not represent an exact calculation of liability but rather management’s best estimate, utilizing actuarial expertise and projection techniques, at a given accounting date. The process of arriving at an estimate of unpaid claims and claims adjustment expense involves a high degree of judgment and is affected by both internal and external events, including changes in claims handling practices, modifications in reserve estimation procedures, changes in individuals involved in the reserve estimation process, inflation, trends in the litigation and settlement of pending claims and legislative changes.

Beginning in late 2013 and continuing into the second half of 2014, the Company took the following actions to improve its claims handling practices:

•	Hired additional claims administrators.

•

Completed a specific case reserve study for all claims with injury dates 2012 and earlier (resulting in moving dollars from the general reserve of incurred but not reported claims and future loss development into specific case reserves for individual claims).

•	Changed its individual claim handling practice by recording specific case reserves on new claims at amounts that include all anticipated future costs.

•	Closed claims more quickly with the goal of reducing the ultimate cost of claims.

•	Hired an actuarial consultant in May 2014 to study historical claims experience and the actuarial impact of the change in the Company’s claims handling process.

Based on analysis associated with the work performed above, management concluded that a significant increase in the estimate of workers’ compensation liability in 2014 was needed to reflect the potential adverse development of prior period claims. Management’s primary considerations in determining to record a large increase in the Company’s estimate of workers’ compensation liability in 2014 included the large increase in the Company’s business in recent years, the potential for large future adverse development of open claims, and the increasing complexity and uncertainty surrounding healthcare costs.

See Note 2. Restatement of Previously Issued Financial Statements for additional information regarding restatements related to workers’ compensation errors.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Workers’ Compensation Claims (Continued)

The states of California, Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments, to cover potential workers compensation claims losses related to the Company’s current and former status as a self-insured employer. These investment balances were $156.8 million and $198.5 million at December 31, 2015 and 2014, respectively. In partial satisfaction of these requirements at December 31, 2015, we have provided surety bonds and standby letters of credit totaling $152.0 million, including the California requirement of $147.2 million. The Company satisfied the California requirement through the posting of third party issued surety bonds, backed by a total of $88.3 million in letters of credit. In conjunction with these letters of credit, the Company posted $92.4 million in restricted money market funds as collateral.

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Year Ended December 31,
	2015	2014	2013
		(As Restated)	(As Restated)
Balance at January 1,
Workers’ compensation claims liabilities	$225,278	$121,056	$78,511
Claims expense accrual:
Current year	122,740	104,314	69,708
Prior years	(13,683)	66,719	22,457

	109,057	171,033	92,165

Claims payments related to:
Current year	17,517	15,243	12,418
Prior years	61,143	51,568	37,202

	78,660	66,811	49,620

Balance at December 31,
Workers’ compensation claims liabilities	$255,675	$225,278	$121,056

Incurred but not reported (IBNR)	$127,792	$113,984	$69,611

7.	Revolving Credit Facility and Long-Term Debt

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement provided for a $40.0 million term loan maturing December 31, 2016, as well as a $14.0 million revolving credit line, with a $5.0 million sublimit for unsecured standby letters of credit. The outstanding balance on the term loan was $15.0 million at December 31, 2015 and $40.0 million at December 31, 2014. The Agreement also includes $88.3 million in cash-secured letters of credit to satisfy collateral requirements associated with security deposit

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Revolving Credit Facility and Long-Term Debt (Continued)

requirements for workers’ compensation purposes in California. In conjunction with these letters of credit, the Company posted with the Bank as collateral $92.4 million in restricted money market funds and restricted certificates of deposit, of which $50.1 million is included in current assets on the consolidated balance sheet at December 31, 2015.

The term loan with the Bank requires payments of $5.0 million on June 30, 2016, September 30, 2016 and December 31, 2016. The term loan bears interest at the one month LIBOR plus 4.0%.

Advances under the revolving credit facility bear interest as selected by the Company of either (a) a daily floating rate of one month LIBOR plus 2% or (b) a fixed rate of LIBOR plus 2.0%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit facility, and a fee of 1.75% of the face amount of each letter of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2015 and 2014. The revolving line of credit expires on October 1, 2017.

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles and equipment.

The Agreement requires the satisfaction of certain financial covenants as follows:

•	minimum Fixed Charge Coverage ratio of no less than 1.50:1.0, measured quarterly on a rolling four-quarter basis; and

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly.

The Agreement includes certain additional covenants as follows:

•	capital expenditures may not exceed a total of $5.0 million in 2015 and $4.0 million in 2016 without the Bank’s prior approval;

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

The Company is currently in default under the terms of the Agreement based upon the Company’s failure to comply with covenants regarding accuracy and timeliness of financial information. We have entered into a forbearance agreement with the Bank in connection with the current default. The forbearance agreement establishes a time period during which our lender has voluntarily agreed not to cause the payment obligations under the Agreement to be immediately due and payable, to invoke default interest rates or to exercise any of the Bank’s other rights, powers and remedies. The Bank has agreed to forbear from immediate enforcement of its rights and remedies based upon the defaults through June 1, 2016. BBSI must deliver its 2015 Form 10-K by June 1, 2016 as part of this agreement. In addition, the Bank has agreed to forbear from immediate enforcement of its rights and remedies based upon the defaults through June 30, 2016 with respect to BBSI’s late filing of its Form 10-Q for the quarter ended March 31, 2016.

At June 30 and September 30, 2014, the Company was also in violation of the following covenants with its Bank:

•	minimum Fixed Charge Coverage ratio of no less than 1.25:1.0, measured quarterly on a rolling four-quarter basis;

•	funded Debt: EBITDA of no more than 1.75:1, measured quarterly on a rolling four-quarter basis; and

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly.

In addition, at December 31, 2014 and June 30, 2015, the Company was in violation of its ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety liabilities of at least 1.0:1.0. The Company was also in violation of the fixed charge coverage ratio of 1.50:1.0 at December 31, 2015. On May 24, 2016, the Company reached an agreement with the Bank pursuant to which the Bank has agreed to waive these covenant violations upon filing of the 2015 10-K.

As part of its negotiations with the Bank on the forbearance and waivers discussed above, the Company accelerated to May 24, 2016 the payment of $2.5 million of the $5 million originally due December 31, 2016 on its term loan. The Company also agreed to pay the remaining $2.5 million balance on the December 31, 2016 payment upon the earlier of December 31, 2016 or the receipt of federal unemployment tax refunds. In addition, the Bank amended the Agreement to include delisting of the Company’s common stock by NASDAQ as an event of default.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.8 million and $5.1 million as of December 31, 2015 and 2014, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Revolving Credit Facility and Long-Term Debt (Continued)

payment of monthly principal installments of $18,375, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017. This mortgage loan is included on current portion of long-term debt due to the forbearance agreement with the Bank.

8.	401(k) Savings Plan

We have a 401(k) Retirement Savings Plan for the benefit of our eligible employees. All staffing and management employees 21 years of age or older become eligible to participate in the savings plan upon completion of 1,000 hours of service in any consecutive 12-month period following the initial date of employment. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. The determination of discretionary Company contributions to the plan, if any, is at the sole discretion of our Board of Directors. No discretionary Company contributions were made to the plan for the years ended December 31, 2015, 2014 and 2013.

We make matching contributions to the 401(k) plan under a safe harbor provision, whereby the Company matches 100% of contributions by management and staffing employees up to 3% of each participating employee’s annual compensation; and 50% of the employee’s contributions up to an additional 2% of annual compensation. We made $1,158,000, $885,000 and $734,000 of matching contributions during 2015, 2014 and 2013, respectively. Participants’ interests in Company safe harbor contributions to the plan are fully vested when payments are made.

9.	Commitments

We lease office space for our branch offices under operating lease agreements that require minimum annual payments as follows (in thousands):

Year ending December 31,
2016	$3,788
2017	3,461
2018	2,329
2019	1,472
2020	785
2021	185
Thereafter	0

$12,020

Rent expense was approximately $4.1 million, $3.7 million and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes

The provision for income taxes from operations is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
		(As Restated)	(As Restated)
Current:
Federal	$5,833	$(7,058)	$5,391
State	921	(640)	1,058

	6,754	(7,698)	6,449

Deferred:
Federal	1,854	(10,294)	(720)
State	1,044	894	(85)

	2,898	(9,400)	(805)

Total (benefit) provision	$9,652	$(17,098)	$5,644

Deferred income tax assets and liabilities are comprised of the following components (in thousands):

	December 31,
	2015	2014
		(As Restated)
Gross deferred income tax assets:
Workers’ compensation claims liabilities	$11,190	$12,168
MCC accrual	3,532	3,282
Safety incentives payable	5,851	3,782
Allowance for doubtful accounts	109	118
Deferred compensation	219	10
Equity based compensation	719	588
Tax effect of unrealized losses, net	(3)	856
Alternative minimum tax credit carryforward	1,831	1,831
State credit carryforward	712	882
State loss carryforward	0	506
Workers’ opportunity tax credit and EZ credit carryforward	0	2,986
Other	436	126

	24,596	27,135
Less valuation allowance	216	1,078

	24,380	26,057

Gross deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(4,243)	(3,771)
Tax amortization of goodwill	(12,395)	(11,588)
Other	(57)	(117)

	(16,695)	(15,476)

Net deferred income tax assets	$7,685	$10,581

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes (Continued)

The effective tax rate for operations differed from the U.S. statutory federal tax rate due to the following:

	Year ended December 31,
	2015	2014	2013
		(As Restated)	(As Restated)
Statutory federal tax rate	35.0%	(35.0)%	35.0%
State taxes, net of federal benefit	4.3	.6	3.4
Valuation allowance on capital loss carryforward and state tax credit carryforward	(2.1)	(.2)	(.5)
Adjustment for final positions on filed returns	(3.5)	(.8)	(.3)
Nondeductible expenses and other, net	6.1	3.6	6.9
Federal tax-exempt interest income	(.1)	(.2)	(.2)
Federal and state tax credits	(14.3)	(6.9)	(15.7)
Other, net	2.1	(1.2)	(2.1)

	27.5%	(40.1)%	26.5%

The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. At December 31 2015, we maintained a valuation allowance for approximately $0.2 million of state tax benefits that are not expected to be utilized.

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended at both December 31, 2015 and December 31, 2014.

The Company is subject to Income taxes in U.S. federal and multiple state and local tax jurisdictions. In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for years before 2012. As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company’s state effective rate could fluctuate from expectations. As a result of the mix of income subject to state income tax, total state tax expense increased by approximately $1.7 million in 2015, decreased by $720,000 in 2014 and increased by $249,000 in 2013.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Income Taxes (Continued)

The Company’s capital loss carry forward expired at December 31, 2015. At December 31, 2015, the Company did not have a federal general business tax credit carry forward. The Company had an alternative minimum tax credit carry forward of approximately $1.8 million which has an indefinite life and will not expire until utilized.

At December 31, 2015, the Company had state tax credit carry forwards of approximately $1.0 million which expire unless utilized in tax years on or before December 31, 2025.

11.	Stock Incentive Plans

The Company’s 2015 Stock Incentive Plan (the “2015 Plan”), which provides for stock-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by stockholders on May 27, 2015. The number of shares of common stock reserved for issuance under the 2015 Plan is 1,000,000, of which the maximum number of shares for which incentive stock options may be granted is 900,000. The 2015 Plan replaced the Company’s 2009 Stock Incentive Plan (the “2009 Plan”). The Company granted 8,000 and 56,425 restricted stock units during the year ended December 31, 2015 under the 2009 and 2015 Plans, respectively. No new awards may be granted under the 2009 Plan. At December 31, 2015, there were option awards covering 360,100 shares outstanding under the 2009 Plan and its predecessor plans. Outstanding options under all the plans generally expire ten years after the date of grant. Options are generally exercisable in four equal annual installments beginning one year after the date of grant. At December 31, 2015, there were also 150,811 restricted stock units outstanding, which are settled in an equal number of shares of common stock upon vesting.

The Company recognizes compensation expense for stock-based awards under its stock incentive plans based on the grant-date fair value. Compensation expense is attributed to earnings using the straight-line method over the requisite service period.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Stock Incentive Plans (Continued)

A summary of the status of the Company’s stock options at December 31, 2015, 2014 and 2013, together with changes during the periods then ended, is presented below:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2012	538,697
Options exercised	(138,298)	$13.53
Outstanding at December 31, 2013	400,399
Options exercised	(32,866)	13.24

Outstanding at December 31, 2014	367,533
Options granted at market price	50,000	29.99
Options exercised	(48,183)	14.59
Options cancelled	(9,250)	15.20

Outstanding at December 31, 2015	360,100

Available for grant at December 31, 2015	943,575

The following tables present information on stock options exercised and outstanding:

	Year Ended
	December 31,
(in thousands)	2015	2014
Intrinsic value of options exercised in the period	$1,105	$1,025

($ in thousands, except share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Stock options:
Outstanding December 31, 2015	360,100	$17.35	5.42	$9,430
Exercisable at December 31, 2015	208,227	14.71	4.61	6,003

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

The fair value of stock option awards as determined under the Black-Scholes option-pricing model was estimated with the following weighted-average assumptions:

2015
Expected volatility	48.7%
Risk free interest rate	1.4%
Expected dividend yield	2.9%
Expected term	6.3 years
Weighted average fair value per share	$10.76

There were no options granted below market price during 2015. There were no options granted during 2014 or 2013.

During 2015, 2014 and 2013, the Company granted 64,425, 69,371 and 44,970 restricted stock units at a weighted average grant date fair value of $37.79, $50.47 and $50.28 per share, respectively. The restricted stock units vest in four equal annual installments beginning one year following the date of grant.

The following table presents restricted stock unit activity:

	Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	47,500	$21.44

Granted	44,970	50.28
Vested	(10,302)	21.44
Cancelled/Forfeited	(1,573)	21.44

Non-vested at December 31, 2013	80,595	37.53

Granted	69,371	50.47
Vested	(15,253)	33.40
Cancelled/Forfeited	(7,867)	34.90

Non-vested at December 31, 2014	126,846	44.99

Granted	64,425	37.79
Vested	(28,728)	41.09
Cancelled/Forfeited	(11,732)	43.87

Non-vested at December 31, 2015	150,811	42.74

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Stock Incentive Plans (Continued)

The following table summarizes stock-based compensation expense related to stock option and restricted stock unit awards (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation expense included in selling, general and administrative expenses	$2,386	$1,699	$1,016
Deferred income taxes	948	675	404

Stock-based compensation expense related to stock options and restricted stock units, net of tax	$1,438	$1,024	$612

As of December 31, 2015, unrecognized compensation expense related to stock options and restricted stock units was $6.2 million with a weighted average remaining contractual period of 2.74 years.

The following table summarizes information about stock options outstanding at December 31, 2015:

Options outstanding				Options exercisable
Exercise price range	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Exercisable at December 31, 2015	Weighted- average exercise price
$2.05	1,125	$2.05	Indefinite	1,125	$2.05
$ 8.82 - 29.99	358,975	17.40	5.4	207,102	14.78

	360,100	17.35		208,227	14.71

12.	Stock Repurchase Program

The Company maintains a stock repurchase program approved by the Board of Directors, which authorizes the repurchase of shares from time to time in open market purchases. The repurchase program currently allows for the repurchase of approximately 1.1 million additional shares as of December 31, 2015.

No share repurchases were made under the repurchase program during 2015 and 2013. The Company repurchased 87,200 shares at a weighted average price of $42.16 during 2014. The Company’s credit agreement with its Bank prohibits the Company from repurchasing its shares without the Bank’s prior written consent.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

13.	Litigation

On November 6, 2014, plaintiffs in Michael Arciaga, et al. v. Barrett Business Services, Inc., et al., filed an action in the United States District Court for the Western District of Washington against BBSI, Michael L. Elich, BBSI’s Chief Executive Officer, and James D. Miller, BBSI’s then Chief Financial Officer. The action purported to be a class action brought on behalf of all Company shareholders alleging violations of the federal securities laws. The claims arose from the decline in the market price for BBSI common stock following announcement of a charge for increased workers compensation reserves expense. The lawsuit sought compensatory damages (in an amount to be determined at trial), plus interest, and costs and expenses (including attorney fees and expert fees).

On November 13, 2014, a second purported shareholder class action was filed in the United States District Court for the Western District of Washington, entitled Christopher P. Carnes, et al. v. Barrett Business Services, Inc., et al. The Carnes complaint named the same defendants as the Arciaga case and asserted similar claims for relief.

Similarly, on November 17, 2014, a third purported shareholder class action was filed in the United States District Court for the Western District of Washington, entitled Shiva Stein, et al. v. Barrett Business Services, Inc., et al. The Stein complaint named the same defendants as the Arciaga and Carnes cases and asserted similar claims for relief.

On February 25, 2015, the court ordered consolidation of the three cases, and any new or other cases involving the same subject matter, into a single action for pretrial purposes. The consolidated cases were recaptioned as In re Barrett Business Services Securities Litigation. The court also appointed the Painters & Allied Trades District Council No. 35 Pension and Annuity Funds as the lead plaintiff. Discovery has not been undertaken as it is automatically stayed under the federal Private Securities Litigation Reform Act.

On April 29, 2015, the plaintiffs in the class action filed a consolidated amended complaint, naming BBSI, Elich and Miller as defendants. On June 12, 2015, defendants filed a motion to dismiss the consolidated amended complaint.

On November 23, 2015, before the court had ruled on the motion to dismiss, plaintiffs filed a first amended consolidated complaint, naming the same defendants. The first amended consolidated complaint included new allegations relating to disclosures in BBSI’s Current Report on Form 8-K filed on November 9, 2015.

On February 16, 2016, BBSI filed a motion to dismiss the first amended consolidated complaint. That same day, Messrs. Elich and Miller, through separate counsel, also filed motions to dismiss the first amended consolidated complaint, adopting BBSI’s motion in its entirety.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

13.	Litigation (Continued)

On March 21, 2016, before the court had ruled on the motion to dismiss the first amended consolidated complaint, plaintiffs filed a second amended consolidated complaint, naming the same defendants. The second amended consolidated complaint dropped certain allegations from the first amended complaint and added new allegations relating to disclosures in BBSI’s Current Report on Form 8-K filed on March 9, 2016. Among other disclosures, BBSI reported that (1) previously issued financial statements could not be relied on, (2) Mr. Miller had reported making unsupported journal entries, (3) Mr. Miller’s employment had been terminated, and (4) BBSI was in the process of engaging a Big Four accounting firm to conduct an independent forensic accounting investigation.

BBSI responded to the second amended consolidated complaint by filing a motion to dismiss on May 23, 2016. Messrs. Elich and Miller joined in that motion. Under the current briefing schedule ordered by the court, plaintiffs’ opposition to the motion to dismiss is due June 27, 2016, and any reply is due July 25, 2016.

BBSI received a subpoena from the San Francisco office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) in May 2015 in connection with the SEC’s investigation of the Company’s accounting practices with regard to its workers’ compensation reserves. In April 2016, the SEC issued a second subpoena to BBSI for documents relating to the disclosures made by the Company following Mr. Miller’s termination. BBSI is cooperating fully with the SEC staff in its investigation.

On June 17, 2015, Daniel Salinas (“Salinas”) filed a shareholder derivative lawsuit against BBSI and certain of its officers and directors in the Circuit Court for Baltimore City, Maryland. The complaint alleges breaches of fiduciary duty, unjust enrichment and other violations of law and seeks recovery of various damages, including the costs and expenses incurred in connection with the Company’s reserve strengthening process, reserve study and consultants, the cost of stock repurchases by BBSI in October 2014, compensation paid to the Company’s officers, and costs of negotiating the Company’s credit facility with its principal lender, as well as the proceeds of sales of stock by certain of BBSI’s officers and directors during 2013 and 2014. On September 28, 2015, the Company and the individual defendants filed motions to dismiss the derivative suit and a motion to stay pending resolution of In re Barrett Business Services Securities Litigation. On December 4, 2015, Salinas filed an opposition to each motion. On January 27, 2016, the defendants filed a reply to the opposition brief. On February 11, 2016, Judge Michel Pierson heard oral argument on the motions. A decision has not yet been issued.

Management is unable to estimate the probability, or the potential range, of loss arising from the legal actions described above.

BBSI is subject to other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to other currently pending or threatened actions is not expected to materially affect the Company’s consolidated financial position or results of operations.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited)

This unaudited information for the first two quarters during the year ended December 31, 2015 and each of the quarters during the years ended December 31, 2014 and 2013 has been restated for the effects of the misstatements, and has been prepared on a basis consistent with our annual financial statements and includes all adjustments necessary for the fair presentation of the unaudited quarterly data. The effects of such misstatements are more fully described in Note 2. Restatement of Previously Issued Financial Statements.

(in thousands, except per share amounts and market price per share)

	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2015	(As Restated)	(As Restated)
Revenues	$166,400	$181,959	$198,725	$193,757
Cost of revenues	157,469	145,481	155,835	152,600
Net (loss) income	(5,828)	8,902	10,973	11,447
Basic (loss) earnings per share	(0.82)	1.24	1.52	1.59
Diluted (loss) earnings per share	(0.82)	1.21	1.49	1.55
Common stock market prices:
High	44.06	49.79	45.32	53.00
Low	25.21	32.05	32.19	34.00

As Restated
Year ended December 31, 2014
Revenues	$136,185	$150,804	$174,899	$174,467
Cost of revenues	126,745	203,682	135,056	137,467
Net (loss) income	(3,283)	(39,782)	8,866	8,653
Basic (loss) earnings per share	(0.46)	(5.55)	1.24	1.22
Diluted (loss) earnings per share	(0.46)	(5.55)	1.19	1.20
Common stock market prices:
High	102.20	63.19	63.45	45.38
Low	57.82	41.96	39.47	18.25

As Restated
Year ended December 31, 2013
Revenues	$112,011	$129,760	$149,854	$145,341
Cost of revenues	105,002	106,120	120,238	123,105
Net (loss) income	(3,201)	5,519	8,725	4,630
Basic (loss) earnings per share	(0.46)	0.78	1.22	0.65
Diluted (loss) earnings per share	(0.46)	0.75	1.18	0.62
Common stock market prices:
High	53.27	62.82	73.49	98.00
Low	38.15	48.50	48.08	66.33

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts and market price per share)

	Quarter ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2015	(As Reported)	(As Reported)
Revenues	$166,917	$182,395	$198,725	$193,757
Cost of revenues	157,941	146,231	155,835	152,600
Net (loss) income	(5,802)	8,746	10,973	11,447
Basic (loss) earnings per share	(0.81)	1.22	1.52	1.59
Diluted (loss) earnings per share	(0.81)	1.19	1.49	1.55
Common stock market prices:
High	44.06	49.79	45.32	53.00
Low	25.21	32.05	32.19	34.00

As Reported
Year ended December 31, 2014
Revenues	$135,140	$151,069	$174,959	$175,016
Cost of revenues	125,834	121,217	217,741	140,975
Net (loss) income	(3,583)	7,283	(37,818)	7,034
Basic (loss) earnings per share	(0.50)	1.02	(5.27)	0.99
Diluted (loss) earnings per share	(0.50)	0.98	(5.27)	0.97
Common stock market prices:
High	102.20	63.19	63.45	45.38
Low	57.82	41.96	39.47	18.25

As Reported
Year ended December 31, 2013
Revenues	$111,551	$128,798	$147,971	$144,524
Cost of revenues	103,240	105,072	117,785	120,223
Net (loss) income	(2,549)	5,886	8,994	5,561
Basic (loss) earnings per share	(0.36)	0.83	1.26	0.78
Diluted (loss) earnings per share	(0.36)	0.80	1.21	0.74
Common stock market prices:
High	53.27	62.82	73.49	98.00
Low	38.15	48.50	48.08	66.33

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts and market price per share)

	Quarter ended
	March 31	June 30	September 30	December 31
	(Adjustments)	(Adjustments)
Year ended December 31, 2015
Revenues	$(517)	$(436)	$0	$0
Cost of revenues	(472)	(750)	0	0
Net (loss) income	(26)	156	0	0
Basic (loss) earnings per share	(0.01)	0.02	0	0
Diluted (loss) earnings per share	(0.01)	0.02	0	0

Adjustments
Year ended December 31, 2014
Revenues	$1,045	$(265)	$(60)	$(549)
Cost of revenues	911	82,465	(82,685)	(3,508)
Net (loss) income	300	(47,065)	46,684	1,619
Basic (loss) earnings per share	0.04	(6.57)	6.51	0.23
Diluted (loss) earnings per share	0.04	(6.53)	6.46	0.23

Adjustments
Year ended December 31, 2013
Revenues	$460	$962	$1,883	$817
Cost of revenues	1,762	1,048	2,453	2,882
Net (loss) income	(652)	(367)	(269)	(931)
Basic (loss) earnings per share	(0.10)	(0.05)	(0.04)	(0.13)
Diluted (loss) earnings per share	(0.10)	(0.05)	(0.03)	(0.12)

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts and market price per share)

	As of
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$15,205	$4,439	$16,881	$25,218
Marketable securities	21,670	0	5,071	0
Trade accounts receivable, net	130,376	137,862	155,706	90,529
Income taxes receivable	14,131	9,194	0	1,038
Prepaid expenses and other	6,658	5,689	4,268	3,173
Restricted certificates of deposit	0	26,015	0	10,000
Restricted marketable securities and workers’ compensation deposits	12,533	21,343	30,850	76,110
Deferred income taxes	18,972	18,983	18,972	20,941

Total current assets	219,545	223,525	231,748	227,009
Marketable securities	6,034	6,048	6,089	6,082
Property, equipment and software, net	22,648	22,648	22,465	22,820
Restricted certificates of deposit	114,335	88,320	88,320	0
Restricted marketable securities and workers’ compensation deposits	78,516	101,828	126,695	187,916
Other assets	4,960	4,840	4,728	5,130
Goodwill	47,820	47,820	47,820	47,820

	$493,858	$495,029	$527,865	$496,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,772	$3,223	$0	$0
Current portion of long-term debt	25,220	27,220	34,887	19,833
Accounts payable	3,500	2,419	3,182	3,217
Accrued payroll, payroll taxes and related benefits	149,999	140,756	161,127	121,343
Income taxes payable	0	0	4,478	0
Other accrued liabilities	6,190	4,845	2,383	6,166
Workers’ compensation claims liabilities	61,830	65,388	66,448	65,581
Safety incentives liability	15,499	18,147	19,960	21,253

Total current liabilities	268,010	261,998	292,465	237,393
Long-term workers’ compensation claims liabilities	169,893	173,856	181,323	190,094
Long-term debt	19,778	14,723	0	0
Deferred income taxes	8,421	8,421	8,421	13,256
Customer deposits and other long-term liabilities	1,534	1,487	1,475	1,483

Total liabilities	467,636	460,485	483,684	442,226

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value	71	72	72	72
Additional paid-in capital	5,165	6,173	6,416	6,964
Accumulated other comprehensive income (loss)	21	4	10	(31)
Retained earnings	20,965	28,295	37,683	47,546

	26,222	34,544	44,181	54,551

	$493,858	$495,029	$527,865	$496,777

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts and market price per share)

	As of
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(As Reported)	(As Reported)
ASSETS
Current assets:
Cash and cash equivalents	$15,205	$4,439	$16,881	$25,218
Marketable securities	21,670	0	5,071	0
Trade accounts receivable, net	130,376	137,862	155,706	90,529
Income taxes receivable	13,586	8,737	0	1,038
Prepaid expenses and other	6,658	5,689	4,268	3,173
Restricted certificates of deposit	0	26,015	0	10,000
Restricted marketable securities and workers’ compensation deposits	12,533	21,343	30,850	76,110
Deferred income taxes	15,763	15,774	18,972	20,941

Total current assets	215,791	219,859	231,748	227,009
Marketable securities	6,034	6,048	6,089	6,082
Property, equipment and software, net	22,648	22,648	22,465	22,820
Restricted certificates of deposit	114,335	88,320	88,320	0
Restricted marketable securities and workers’ compensation deposits	78,516	101,828	126,695	187,916
Other assets	4,960	4,840	4,728	5,130
Goodwill	47,820	47,820	47,820	47,820

	$490,104	$491,363	$527,865	$496,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,772	$3,223	$0	$0
Current portion of long-term debt	25,220	27,220	34,887	19,833
Accounts payable	3,500	2,419	3,182	3,217
Accrued payroll, payroll taxes and related benefits	150,102	141,278	161,127	121,343
Income taxes payable	0	0	4,478	0
Other accrued liabilities	6,190	4,845	2,383	6,166
Workers’ compensation claims liabilities	56,480	60,457	66,448	65,581
Safety incentives liability	15,499	18,147	19,960	21,253

Total current liabilities	262,763	257,589	292,465	237,393
Long-term workers’ compensation claims liabilities	165,785	169,154	181,323	190,094
Long-term debt	19,778	14,723	0	0
Deferred income taxes	8,159	8,159	8,421	13,256
Customer deposits and other long-term liabilities	1,534	1,487	1,475	1,483

Total liabilities	458,019	451,112	483,684	442,226

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value	71	72	72	72
Additional paid-in capital	5,165	6,173	6,416	6,964
Accumulated other comprehensive income (loss)	21	4	10	(31)
Retained earnings	26,828	34,002	37,683	47,546

	32,085	40,251	44,181	54,551

	$490,104	$491,363	$527,865	$496,777

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts and market price per share)

	As of
	March 31, 2015	June 30, 2015
	(Adjustments)	(Adjustments)
ASSETS
Current assets:
Cash and cash equivalents	$0	$0
Marketable securities	0	0
Trade accounts receivable, net	0	0
Income taxes receivable	545	457
Prepaid expenses and other	0	0
Restricted certificates of deposit	0	0
Restricted marketable securities and workers’ compensation deposits	0	0
Deferred income taxes	3,209	3,209

Total current assets	3,754	3,666
Marketable securities	0	0
Property, equipment and software, net	0	0
Restricted certificates of deposit	0	0
Restricted marketable securities and workers’ compensation deposits	0	0
Other assets	0	0
Goodwill	0	0

	$3,754	$3,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$0	$0
Current portion of long-term debt	0	0
Accounts payable	0	0
Accrued payroll, payroll taxes and related benefits	(103)	(522)
Other accrued liabilities	0	0
Workers’ compensation claims liabilities	5,350	4,931
Safety incentives liability	0	0

Total current liabilities	5,247	4,409
Long-term workers’ compensation claims liabilities	4,108	4,702
Long-term debt	0	0
Deferred income taxes	262	262
Customer deposits and other long-term liabilities	0	0

Total liabilities	9,617	9,373

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value	0	0
Additional paid-in capital	0	0
Accumulated other comprehensive loss	0	0
Retained earnings	(5,863)	(5,707)

	(5,863)	(5,707)

	$3,754	$3,666

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts)

	As of
As Restated	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$66,268	$47,869	$51,985	$11,544
Marketable securities	31,013	32,033	34,760	29,957
Trade accounts receivable, net	95,956	104,008	129,761	102,627
Income taxes receivable	3,059	34,803	14,296	11,947
Prepaid expenses and other	4,621	5,283	4,966	3,813
Restricted marketable securities and workers’ compensation deposits	0	0	0	3,776
Deferred income taxes	11,969	11,977	20,263	19,138

Total current assets	212,886	235,973	256,031	182,802
Marketable securities	6,680	10,597	15,984	20,930
Property, equipment and software, net	21,779	21,786	22,576	22,675
Restricted certificates of deposit	12,789	20,943	20,943	114,335
Restricted marketable securities and workers’ compensation deposits	31,133	34,696	43,821	58,533
Other assets	4,028	3,979	3,836	5,306
Goodwill	47,820	47,820	47,820	47,820

	$337,115	$375,794	$411,011	$452,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$220	$220	$220	$25,220
Accounts payable	2,382	2,435	2,839	2,719
Accrued payroll, payroll taxes and related benefits	112,669	104,083	129,264	115,837
Other accrued liabilities	2,541	3,227	5,440	6,230
Workers’ compensation claims liabilities	44,383	54,040	58,017	61,064
Safety incentives liability	12,192	12,718	14,063	14,232

Total current liabilities	174,387	176,723	209,843	225,302
Long-term workers’ compensation claims liabilities	84,525	162,246	162,484	164,214
Long-term debt	4,998	4,943	4,888	19,833
Deferred income taxes	10,392	10,392	4,973	8,557
Customer deposits and other long-term liabilities	1,799	1,967	1,888	1,675

Total liabilities	276,101	356,271	384,076	419,581

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value	72	72	72	71
Additional paid-in capital	6,203	5,798	5,605	4,410
Accumulated other comprehensive loss	(37)	(50)	(18)	(23)
Retained earnings	54,776	13,703	21,276	28,362

	61,014	19,523	26,935	32,820

	$337,115	$375,794	$411,011	$452,401

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts)

	As of
As Reported	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$66,268	$47,869	$51,985	$11,544
Marketable securities	31,013	32,033	34,760	29,957
Trade accounts receivable, net	95,956	104,008	129,761	102,627
Income taxes receivable	1,596	0	12,553	11,421
Prepaid expenses and other	4,621	5,283	4,966	3,813
Restricted marketable securities and workers’ compensation deposits	0	0	0	3,776
Deferred income taxes	8,936	8,944	17,229	15,791

Total current assets	208,390	198,137	251,254	178,929
Marketable securities	6,680	10,597	15,984	20,930
Property, equipment and software, net	21,779	21,786	22,576	22,675
Restricted certificates of deposit	12,789	20,943	20,943	114,335
Restricted marketable securities and workers’ compensation deposits	31,133	34,696	43,821	58,533
Other assets	4,028	3,979	3,836	5,306
Goodwill	47,820	47,820	47,820	47,820

	$332,619	$337,958	$406,234	$448,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$220	$220	$220	$25,220
Accounts payable	2,382	2,435	2,839	2,719
Accrued payroll, payroll taxes and related benefits	109,870	103,564	129,188	115,820
Income taxes payable	0	2,322	0	0
Other accrued liabilities	2,541	3,227	5,440	6,230
Workers’ compensation claims liabilities	38,306	39,069	48,127	54,049
Safety incentives liability	12,192	12,718	14,063	14,232

Total current liabilities	165,511	163,555	199,877	218,270
Long-term workers’ compensation claims liabilities	81,829	83,437	160,216	161,933
Long-term debt	4,998	4,943	4,888	19,833
Deferred income taxes	10,392	10,392	4,973	8,159
Customer deposits and other long-term liabilities	1,799	1,967	1,888	1,675

Total liabilities	264,529	264,294	371,842	409,870

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value	72	72	72	71
Additional paid-in capital	6,203	5,798	5,605	4,410
Accumulated other comprehensive loss	(37)	(50)	(18)	(23)
Retained earnings	61,852	67,844	28,733	34,200

	68,090	73,664	34,392	38,658

	$332,619	$337,958	$406,234	$448,528

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts)

	As of
Adjustments	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$0	$0	$0	$0
Marketable securities	0	0	0	0
Trade accounts receivable, net	0	0	0	0
Income taxes receivable	1,463	34,803	1,743	526
Prepaid expenses and other	0	0	0	0
Restricted marketable securities and workers’ compensation deposits	0	0	0	0
Deferred income taxes	3,033	3,033	3,034	3,347

Total current assets	4,496	37,836	4,777	3,873
Marketable securities	0	0	0	0
Property, equipment and software, net	0	0	0	0
Restricted certificates of deposit	0	0	0	0
Restricted marketable securities and workers’ compensation deposits	0	0	0	0
Other assets	0	0	0	0
Goodwill	0	0	0	0

	$4,496	$37,836	$4,777	$3,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$0	$0	$0	$0
Accounts payable	0	0	0	0
Accrued payroll, payroll taxes and related benefits	2,799	519	76	17
Income taxes payable	0	(2,322)	0	0
Other accrued liabilities	0	0	0	0
Workers’ compensation claims liabilities	6,077	14,971	9,890	7,015
Safety incentives liability	0	0	0	0

Total current liabilities	8,876	13,168	9,966	7,032
Long-term workers’ compensation claims liabilities	2,696	78,809	2,268	2,281
Long-term debt	0	0	0	0
Deferred income taxes	0	0	0	398
Customer deposits and other long-term liabilities	0	0	0	0

Total liabilities	11,572	91,977	12,234	9,711

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value	0	0	0	0
Additional paid-in capital	0	0	0	0
Accumulated other comprehensive loss	0	0	0	0
Retained earnings	(7,076)	(54,141)	(7,457)	(5,838)

	(7,076)	(54,141)	(7,457)	(5,838)

	$4,496	$37,836	$4,777	$3,873

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts)

	Three months ended
As Restated	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(As Restated)	(As Restated)
Revenues:
Professional employer service fees	$127,234	$139,612	$152,108	$153,332
Staffing services	39,166	42,347	46,617	40,425

Total revenues	166,400	181,959	198,725	193,757

Cost of revenues:
Direct payroll costs	29,764	32,188	35,308	30,704
Payroll taxes and benefits	88,077	71,808	75,237	77,162
Workers’ compensation	39,628	41,485	45,290	44,734

Total cost of revenues	157,469	145,481	155,835	152,600

Gross margin	8,931	36,478	42,890	41,157
Selling, general and administrative expenses	16,970	21,429	25,440	26,338
Depreciation and amortization	683	709	721	738

(Loss) income from operations	(8,722)	14,340	16,729	14,081

Other (expense) income:
Investment income	87	229	254	201
Interest expense	(520)	(562)	(467)	(416)
Other, net	(14)	(65)	(3)	(6)

Other (expense), net	(447)	(398)	(216)	(221)

(Loss) income before income taxes	(9,169)	13,942	16,513	13,860
(Benefit from) provision for income taxes	(3,341)	5,040	5,540	2,413

Net (loss) income	$(5,828)	$8,902	$10,973	$11,447

Basic (loss) earnings per common share	$(.82)	$1.24	$1.52	$1.59

Weighted average number of basic common shares outstanding	7,135	7,151	7,201	7,203

Diluted (loss) earnings per common share	$(.82)	$1.21	$1.49	$1.55

Weighted average number of diluted common shares outstanding	7,135	7,327	7,362	7,396

Cash dividends per common share	$.22	$.22	$.22	$.22

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts)

	Three months ended
As Reported	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(As Reported)	(As Reported)
Revenues:
Professional employer service fees	$127,751	$140,048	$152,108	$153,332
Staffing services	39,166	42,347	46,617	40,425

Total revenues	166,917	182,395	198,725	193,757

Cost of revenues:
Direct payroll costs	29,764	32,188	35,308	30,704
Payroll taxes and benefits	88,294	72,146	75,237	77,162
Workers’ compensation	39,883	41,897	45,290	44,734

Total cost of revenues	157,941	146,231	155,835	152,600

Gross margin	8,976	36,164	42,890	41,157
Selling, general and administrative expenses	16,975	21,278	25,440	26,338
Depreciation and amortization	683	709	721	738

(Loss) income from operations	(8,682)	14,177	16,729	14,081

Other (expense) income:
Investment income	89	148	254	201
Interest expense	(520)	(562)	(467)	(416)
Other, net	(14)	(65)	(3)	(6)

Other (expense), net	(445)	(479)	(216)	(221)

(Loss) income before income taxes	(9,127)	13,698	16,513	13,860
(Benefit from) provision for income taxes	(3,325)	4,952	5,540	2,413

Net (loss) income	$(5,802)	$8,746	$10,973	$11,447

Basic (loss) earnings per common share	$(.81)	$1.22	$1.52	$1.59

Weighted average number of basic common shares outstanding	7,135	7,151	7,201	7,203

Diluted (loss) earnings per common share	$(.81)	$1.19	$1.49	$1.55

Weighted average number of diluted common shares outstanding	7,135	7,327	7,362	7,396

Cash dividends per common share	$.22	$.22	$.22	$.22

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts)

	Three months ended
Adjustments	March 31, 2015	June 30, 2015
	(Adjustments)	(Adjustments)
Revenues:
Professional employer service fees	$(517)	$(436)
Staffing services	0	0

Total revenues	(517)	(436)

Cost of revenues:
Direct payroll costs	0	0
Payroll taxes and benefits	(217)	(338)
Workers’ compensation	(255)	(412)

Total cost of revenues	(472)	(750)

Gross margin	(45)	314
Selling, general and administrative expenses	(5)	151
Depreciation and amortization	0	0

(Loss) income from operations	(40)	163

Other (expense) income:
Investment income	(2)	81
Interest expense	0	0
Other, net	0	0

Other (expense) income, net	(2)	81

(Loss) income before income taxes	(42)	244
(Benefit from) provision for income taxes	(16)	88

Net (loss) income	$(26)	$156

Basic (loss) earnings per common share	$(.01)	$.02

Weighted average number of basic common shares outstanding	0	0

Diluted (loss) earnings per common share	$(.01)	$.02

Weighted average number of diluted common shares outstanding	0	0

Cash dividends per common share	$0	$0

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts)

	Three months ended
As Restated	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues:
Professional employer service fees	$102,734	$112,238	$126,396	$129,154
Staffing services	33,451	38,566	48,503	45,313

Total revenues	136,185	150,804	174,899	174,467

Cost of revenues:
Direct payroll costs	25,417	29,311	37,087	34,584
Payroll taxes and benefits	72,146	58,853	64,308	67,793
Workers’ compensation	29,182	115,518	33,661	35,090

Total cost of revenues	126,745	203,682	135,056	137,467

Gross margin	9,440	(52,878)	39,843	37,000
Selling, general and administrative expenses	14,093	17,958	21,679	20,335
Depreciation and amortization	584	613	646	663

(Loss) income from operations	(5,237)	(71,449)	17,518	16,002

Other income (expense):
Investment income	168	160	61	154
Interest expense	(44)	(44)	(43)	(42)
Other, net	(10)	(7)	178	(9)

Other income, net	114	109	196	103

(Loss) income before income taxes	(5,123)	(71,340)	17,714	16,105
(Benefit from) provision for income taxes	(1,840)	(31,558)	8,848	7,452

Net (loss) income	$(3,283)	$(39,782)	$8,866	$8,653

Basic (loss) earnings per common share	$(.46)	$(5.55)	$1.24	$1.22

Weighted average number of basic common shares outstanding	7,170	7,173	7,177	7,122

Diluted (loss) earnings per common share	$(.46)	$(5.55)	$1.19	$1.20

Weighted average number of diluted common shares outstanding	7,170	7,173	7,428	7,234

Cash dividends per common share	$.18	$.18	$.18	$.22

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts)

	Three months ended
As Reported	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues:
Professional employer service fees	$101,689	$112,503	$126,456	$129,703
Staffing services	33,451	38,566	48,503	45,313

Total revenues	135,140	151,069	174,959	175,016

Cost of revenues:
Direct payroll costs	25,417	29,311	37,087	34,584
Payroll taxes and benefits	72,817	61,130	65,061	67,836
Workers’ compensation	27,600	30,776	115,593	38,555

Total cost of revenues	125,834	121,217	217,741	140,975

Gross margin	9,306	29,852	(42,782)	34,041
Selling, general and administrative expenses	14,369	17,958	21,213	20,281
Depreciation and amortization	584	613	646	663

(Loss) income from operations	(5,647)	11,281	(64,641)	13,097

Other income (expense):
Investment income	144	157	155	138
Interest expense	(44)	(44)	(43)	(42)
Other, net	(10)	(7)	178	(9)

Other income, net	90	106	290	87

(Loss) income before income taxes	(5,557)	11,387	(64,351)	13,184
(Benefit from) provision for income taxes	(1,974)	4,104	(26,533)	6,150

Net (loss) income	$(3,583)	$7,283	$(37,818)	$7,034

Basic (loss) earnings per common share	$(.50)	$1.02	$(5.27)	$.99

Weighted average number of basic common shares outstanding	7,170	7,173	7,177	7,122

Diluted (loss) earnings per common share	$(.50)	$.98	$(5.27)	$.97

Weighted average number of diluted common shares outstanding	7,170	7,421	7,177	7,234

Cash dividends per common share	$.18	$.18	$.18	$.22

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts)

	Three months ended
Adjustments	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues:
Professional employer service fees	$1,045	$(265)	$(60)	$(549)
Staffing services	0	0	0	0

Total revenues	1,045	(265)	(60)	(549)

Cost of revenues:
Direct payroll costs	0	0	0	0
Payroll taxes and benefits	(671)	(2,277)	(753)	(43)
Workers’ compensation	1,582	84,742	(81,932)	(3,465)

Total cost of revenues	911	82,465	(82,685)	(3,508)

Gross margin	134	(82,730)	82,625	2,959
Selling, general and administrative expenses	(276)	0	466	54
Depreciation and amortization	0	0	0	0

(Loss) income from operations	410	(82,730)	82,159	2,905

Other income (expense):
Investment income	24	3	(94)	16
Interest expense	0	0	0	0
Other, net	0	0	0	0

Other income (expense), net	24	3	(94)	16

(Loss) income before income taxes	434	(82,727)	82,065	2,921
(Benefit from) provision for income taxes	134	(35,662)	35,381	1,302

Net (loss) income	$300	$(47,065)	$46,684	$1,619

Basic (loss) earnings per common share	$.04	$(6.57)	$6.51	$.23

Weighted average number of basic common shares outstanding	0	0	0	0

Diluted (loss) earnings per common share	$.04	$(6.53)	$6.46	$.23

Weighted average number of diluted common shares outstanding	0	(248)	251	0

Cash dividends per common share	$0	$0	$0	$0

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts)

	Three months ended
As Restated	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues:
Professional employer service fees	$82,278	$94,456	$108,127	$108,224
Staffing services	29,733	35,304	41,727	37,117

Total revenues	112,011	129,760	149,854	145,341

Cost of revenues:
Direct payroll costs	22,371	26,611	31,585	28,308
Payroll taxes and benefits	58,599	51,050	55,982	56,532
Workers’ compensation	24,032	28,459	32,671	38,265

Total cost of revenues	105,002	106,120	120,238	123,105

Gross margin	7,009	23,640	29,616	22,236
Selling, general and administrative expenses	11,735	14,506	16,820	16,378
Depreciation and amortization	460	506	521	550

(Loss) income from operations	(5,186)	8,628	12,275	5,308

Other income (expense):
Investment income	457	(342)	206	218
Interest expense	(80)	(64)	(48)	(46)
Other, net	(6)	1	3	(7)

Other income (expense), net	371	(405)	161	165

(Loss) income before income taxes	(4,815)	8,223	12,436	5,473
(Benefit from) provision for income taxes	(1,614)	2,704	3,711	843

Net (loss) income	$(3,201)	$5,519	$8,725	$4,630

Basic (loss) earnings per common share	$(.46)	$.78	$1.22	$.65

Weighted average number of basic common shares outstanding	7,022	7,082	7,150	7,165

Diluted (loss) earnings per common share	$(.46)	$.75	$1.18	$.62

Weighted average number of diluted common shares outstanding	7,022	7,374	7,425	7,477

Cash dividends per common share	$.13	$.13	$.13	$.18

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts)

	Three months ended
As Reported	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues:
Professional employer service fees	$81,818	$93,494	$106,244	$107,407
Staffing services	29,733	35,304	41,727	37,117

Total revenues	111,551	128,798	147,971	144,524

Cost of revenues:
Direct payroll costs	22,296	26,611	31,585	28,308
Payroll taxes and benefits	59,123	53,483	57,977	58,320
Workers’ compensation	21,821	24,978	28,223	33,595

Total cost of revenues	103,240	105,072	117,785	120,223

Gross margin	8,311	23,726	30,186	24,301
Selling, general and administrative expenses	11,811	14,494	16,808	16,948
Depreciation and amortization	460	506	521	550

(Loss) income from operations	(3,960)	8,726	12,857	6,803

Other income (expense):
Investment income	173	173	154	223
Interest expense	(80)	(64)	(48)	(46)
Other, net	(6)	1	3	(7)

Other income, net	87	110	109	170

(Loss) income before income taxes	(3,873)	8,836	12,966	6,973
(Benefit from) provision for income taxes	(1,324)	2,950	3,972	1,412

Net (loss) income	$(2,549)	$5,886	$8,994	$5,561

Basic (loss) earnings per common share	$(.36)	$.83	$1.26	$.78

Weighted average number of basic common shares outstanding	7,022	7,082	7,150	7,165

Diluted (loss) earnings per common share	$(.36)	$.80	$1.21	$.74

Weighted average number of diluted common shares outstanding	7,022	7,374	7,425	7,477

Cash dividends per common share	$.13	$.13	$.13	$.18

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Information (Unaudited) (Continued)

(in thousands, except per share amounts)

	Three months ended
Adjustments	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues:
Professional employer service fees	$460	$962	$1,883	$817
Staffing services	0	0	0	0

Total revenues	460	962	1,883	817

Cost of revenues:
Direct payroll costs	75	0	0	0
Payroll taxes and benefits	(524)	(2,433)	(1,995)	(1,788)
Workers’ compensation	2,211	3,481	4,448	4,670

Total cost of revenues	1,762	1,048	2,453	2,882

Gross margin	(1,302)	(86)	(570)	(2,065)
Selling, general and administrative expenses	(76)	12	12	(570)
Depreciation and amortization	0	0	0	0

(Loss) income from operations	(1,226)	(98)	(582)	(1,495)

Other income (expense):
Investment income	284	(515)	52	(5)
Interest expense	0	0	0	0
Other, net	0	0	0	0

Other income (expense), net	284	(515)	52	(5)

(Loss) income before income taxes	(942)	(613)	(530)	(1,500)
(Benefit from) provision for income taxes	(290)	(246)	(261)	(569)

Net (loss) income	$(652)	$(367)	$(269)	$(931)

Basic (loss) earnings per common share	$(.10)	$(.05)	$(.04)	$(.13)

Weighted average number of basic common shares outstanding	0	0	0	0

Diluted (loss) earnings per common share	$(.10)	$(.05)	$(.03)	$(.12)

Weighted average number of diluted common shares outstanding	0	0	0	0

Cash dividends per common share	$0	$0	$0	$0

15.	Subsequent Events

Subsequent to December 31, 2015, the Company reached an agreement to pay its third party provider of MCC services $10.0 million in exchange for the elimination of all future

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements (Continued)

15.	Subsequent Events (Continued)

MCC fees on workers’ compensation claims incurred on or before December 31, 2015. Under this agreement the Company will make quarterly payments of $1,250,000 starting April 1, 2016 and continuing through January 1, 2018. The agreement includes certain limitations on total claims and services. The Company and its third party provider also agreed to a per claim fixed fee structure on all claims incurred after December 31, 2015. BBSI was current on its quarterly payments as of April 1, 2016.

The Company accelerated to May 24, 2016 the payment of $2.5 million of the $5 million payment originally due December 31, 2016 on its term loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC. Registrant

Date: May 25, 2016	By:	/s/ Thomas J. Carley
Thomas J. Carley
Interim Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of May, 2016.

Principal Executive Officer and Director:

/s/ Michael L. Elich Michael L. Elich	President and Chief Executive Officer and Director

Interim Principal Financial and Accounting Officer and Director:

/s/ Thomas J. Carley Thomas J. Carley	Chief Financial Officer, Treasurer and Secretary and Director

Majority of Directors:

/s/ James B. Hicks James B. Hicks, Ph.D.	Director

/s/ Roger L. Johnson Roger L. Johnson	Director

/s/ Jon L. Justesen Jon L. Justesen	Director

/s/ Anthony Meeker Anthony Meeker	Chairman of the Board and Director

EXHIBIT INDEX**

3.1	Charter of the Registrant, as amended, through March 27, 2012. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

3.2	Bylaws of the Registrant, as amended through December 17, 2015. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2015.

4.1	Credit Agreement dated as of December 29, 2014, between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

4.2	Revolving Line of Credit Note dated December 29, 2014, of the Registrant. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

4.3	Term Note dated November 1, 2012, of the Registrant. Incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “2012 Third Quarter 10-Q”).

4.4	First Modification to Term Note dated December 29, 2014, of the Registrant. Incorporated by reference to Exhibit 10.3 the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

4.5	Term Note 2 dated December 29, 2014, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

4.6	Security Agreement: Specific Rights to Payment dated as of June 14, 2013, between Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

4.7	Second Amended and Restated Third Party Security Agreement: Specific Rights to Payment dated as of December 29, 2014, between Associated Insurance Company for Excess and Wells Fargo. Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

4.8	Standby Letter of Credit Agreement dated as of September 18, 2012 between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.3 to the 2012 Third Quarter 10-Q.

The Registrant has incurred additional long-term indebtedness as to which the amount involved is less than 10 percent of the Registrant’s total assets. The Registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10.1	Second Amended and Restated 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*

10.2	2003 Stock Incentive Plan of the Registrant (the “2003 Plan”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.*

10.3	Form of Nonqualified Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended on December 31, 2003.*

10.4	Form of Incentive Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).*

10.5	Form of Employee Nonqualified Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.17 to the 2008 10-K.*

10.6	Form of Non-Employee Director Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.18 to the 2008 10-K.*

10.7	2009 Stock Incentive Plan of the Registrant (the “2009 Plan”). Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10.8	Form of Incentive Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “2010 First Quarter 10-Q”).*

10.9	Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the 2010 First Quarter 10-Q.*

10.10	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2010 First Quarter 10-Q.*

10.11	Form of Incentive Stock Option Award Agreement relating to February 2, 2015, grants under the 2009 Plan.*

10.12	2015 Stock Incentive Plan of the Registrant (the “2015 Plan”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2015.*

10.13	Form of Employee Restricted Stock Units Award Agreement for Executive Officers under the 2015 Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “2015 Second Quarter 10-Q”).*

10.14	Form of Non-Employee Director Restricted Stock Units Award Agreement under the 2015 Plan. Incorporated by reference to Exhibit 10.2 to the 2015 Second Quarter 10-Q.*

10.15	Employment Agreement between the Registrant and Michael L. Elich, dated September 25, 2001. Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-2 (Registration No. 333-126496) filed July 11, 2005.*

10.16	Summary of compensatory arrangements for non-employee directors of the Registrant. Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).*

10.17	Form of Incentive Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “2011 First Quarter 10-Q”).*

10.18	Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the 2011 First Quarter 10-Q.*

10.19	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2011 First Quarter 10-Q.*

10.20	Change in Control Employment Agreement between the Registrant and Michael L. Elich, dated April 12, 2011. Incorporated by reference to Exhibit 10.4 to the 2011 First Quarter 10-Q.*

10.21	Change in Control Employment Agreement between the Registrant and Gregory R. Vaughn, dated April 12, 2011. Incorporated by reference to Exhibit 10.5 to the 2011 First Quarter 10-Q.*

10.22	Change in Control Employment Agreement between the Registrant and Gerald R. Blotz, dated June 16, 2015. Incorporated by reference to Exhibit 10.3 to the 2015 Second Quarter 10-Q.*

10.23	Form of Employee Restricted Stock Units Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “2012 Third Quarter 10-Q”).*

10.24	Form of Non-Employee Director Restricted Stock Units Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the 2012 Third Quarter 10-Q.*

10.25	Death Benefit Agreement entered into by the Registrant and Michael L. Elich effective January 1, 2014. Incorporated by reference to Exhibit 10.27 to the 2013 10-K.*

10.26	Death Benefit Agreement entered into by the Registrant and Gregory R. Vaughn effective January 1, 2014. Incorporated by reference to Exhibit 10.28 to the 2013 10-K.*

10.27	Death Benefit Agreement entered into by the Registrant and Gerald L. Blotz effective July 17, 2015.*

10.28	Barrett Business Services, Inc. Annual Cash Incentive Award Plan, Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.*

10.29	Form of Indemnification Agreement with each outside director of Barrett Business Services, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 16, 2012. *

10.30	Form of Indemnification Agreement between the Registrant and each of Michael Elich, James Miller and Gregory Vaughn effective in September 2015.*

10.31	Indemnification Agreement between the Registrant and Michael Elich dated as of November 19, 2015.*

10.32	Indemnification Agreement between the Registrant and James D. Miller dated as of November 19, 2015.*

21.	Subsidiaries of the Registrant.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.	Certification pursuant to 18 U.S.C. Section 1350.

99.1	Description of the Registrant’s capital stock. Incorporated by reference to Exhibit 99.1 to the 2015 Second Quarter 10-Q.*

101.	INS XBRL Instance Document

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