Form 10-Q
period 2016-03-31
BARRETT BUSINESS SERVICES INC
filed 2016-06-30
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 22, 2016, 7,210,251 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

In this Quarterly Report on Form 10-Q, Barrett Business Services, Inc. (“BBSI,” “we,” “our,” “us,” or the “Company”), presents for comparison restated condensed consolidated financial statements for the three months ended March 31, 2015 (the “Restated Period”). Investors should review our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed on May 25, 2016, and should not rely on any other previously filed reports, earnings releases or similar communications relating to the Restated Period. We have not amended any previously filed reports.

For a description of the restatement, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements. For more information regarding the restatement and its effects, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

For a description of material weaknesses in internal control over financial reporting identified by management and management’s plan to remediate the material weaknesses, see Item 4, “Controls and Procedures” in this report and Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$43,464	$25,218
Trade accounts receivable, net	163,831	90,529
Income taxes receivable	4,272	1,038
Prepaid expenses and other	5,768	3,173
Restricted certificates of deposit	0	10,000
Restricted marketable securities and workers’ compensation deposits	40,049	76,110
Deferred income taxes	20,918	20,941

Total current assets	278,302	227,009

Marketable securities	895	6,082
Property, equipment and software, net	23,439	22,820
Restricted certificates of deposit	10,000	0
Restricted marketable securities and workers’ compensation deposits	200,447	187,916
Other assets	4,742	5,130
Goodwill	47,820	47,820

	$565,645	$496,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,778	$19,833
Accounts payable	3,940	3,217
Accrued payroll, payroll taxes and related benefits	188,110	121,343
Other accrued liabilities	6,558	6,166
Workers’ compensation claims liabilities	68,115	65,581
Safety incentives liability	21,816	21,253

Total current liabilities	308,317	237,393

Long-term workers’ compensation claims liabilities	197,028	190,094
Deferred income taxes	13,256	13,256
Customer deposits and other long-term liabilities	1,392	1,483

Total liabilities	519,993	442,226

Commitments and contingencies (Notes 5 and 7)

Stockholders’ equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,210 and 7,203 shares issued and outstanding	72	72
Additional paid-in capital	7,620	6,964
Accumulated other comprehensive income (loss)	3	(31)
Retained earnings	37,957	47,546

	45,652	54,551

	$565,645	$496,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2016	2015
		(As Restated)(1)
Revenues:
Professional employer service fees	$154,678	$127,234
Staffing services	36,290	39,166

Total revenues	190,968	166,400

Cost of revenues:
Direct payroll costs	27,427	29,764
Payroll taxes and benefits	103,760	88,077
Workers’ compensation	49,394	39,628

Total cost of revenues	180,581	157,469

Gross margin	10,387	8,931

Selling, general and administrative expenses	21,904	16,970
Depreciation and amortization	749	683

Loss from operations	(12,266)	(8,722)

Other income (expense):
Investment income	248	87
Interest expense	(260)	(520)
Other, net	4	(14)

Other expense, net	(8)	(447)

Loss before income taxes	(12,274)	(9,169)

Benefit from income taxes	(4,271)	(3,341)

Net loss	$(8,003)	$(5,828)

Basic loss per common share	$(1.11)	$(0.82)

Weighted average number of basic common shares outstanding	7,208	7,135

Diluted loss per common share	$(1.11)	$(0.82)

Weighted average number of diluted common shares outstanding	7,208	7,135

Cash dividends per common share	$0.22	$0.22

(1)	See Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2016	2015
		(As Restated)(1)
Net loss	$(8,003)	$(5,828)
Unrealized gains on marketable securities, net of tax of $23 and $28 in 2016 and 2015, respectively	34	44

Comprehensive loss	$(7,969)	$(5,784)

(1)	See Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2016 and 2015

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total

Balance, December 31, 2014 (As Restated) (1)	7,126	$71	$4,410	$(23)	$28,362	$32,820

Common stock issued on exercise of optionsand vesting of restricted stock units	15	0	195	0	0	195
Share based compensation expense	0	0	545	0	0	545
Excess tax benefits from share-based compensation	0	0	15	0	0	15
Cash dividends on common stock	0	0	0	0	(1,569)	(1,569)
Unrealized holding gain on marketable securities, net of tax	0	0	0	44	0	44
Net loss	0	0	0	0	(5,828)	(5,828)

Balance, March 31, 2015 (As Restated) (1)	7,141	$71	$5,165	$21	$20,965	$26,222

Balance, December 31, 2015	7,203	$72	$6,964	$(31)	$47,546	$54,551

Common stock issued on exercise of optionsand vesting of restricted stock units	8	0	72	0	0	72
Common stock repurchased on vesting of restricted stock units	(1)	0	(40)	0	0	(40)
Share based compensation expense	0	0	359	0	0	359
Excess tax benefits from share-based compensation	0	0	265	0	0	265
Cash dividends on common stock	0	0	0	0	(1,586)	(1,586)
Unrealized holding gain on marketablesecurities, net of tax	0	0	0	34	0	34
Net loss	0	0	0	0	(8,003)	(8,003)

Balance, March 31, 2016	7,210	$72	$7,620	$3	$37,957	$45,652

(1)	Restatement impacts to the Condensed Consolidated Statements of Stockholders’ Equity include the first quarter of 2015 adjustment to net loss as well as previous period cumulative adjustments to beginning retained earnings. See Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2016	2015
		(As Restated)(1)
Cash flows from operating activities:
Net loss	$(8,003)	$(5,828)
Reconciliations of net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	749	683
(Gains) losses recognized on marketable securities	(1)	2
Deferred income taxes	0	74
Share-based compensation	359	545
Excess tax benefit from share-based compensation	(265)	(15)
Changes in certain operating assets and liabilities:
Trade accounts receivable	(73,302)	(27,749)
Income taxes receivable	(2,969)	(2,184)
Prepaid expenses and other	(2,595)	(2,845)
Accounts payable	723	781
Accrued payroll, payroll taxes and related benefits	66,767	34,162
Other accrued liabilities	392	(40)
Workers’ compensation claims liabilities	9,468	6,445
Safety incentives liability	563	1,267
Customer deposits, long-term liabilities and other assets, net	297	205

Net cash (used in) provided by operating activities	(7,817)	5,503

Cash flows from investing activities:
Purchase of property and equipment	(1,368)	(657)
Purchase of marketable securities	(207)	(1,454)
Proceeds from sales and maturities of marketable securities	178	24,651
Purchase of restricted marketable securities	(26,830)	(29,932)
Proceeds from maturities of restricted marketable securities	55,634	1,192
Net cash provided by (used in) investing activities	27,407	(6,200)

Cash flows from financing activities:
Proceeds from credit-line borrowings	11,300	28,251
Payments on credit-line borrowings	(11,300)	(22,479)
Payments on long-term debt	(55)	(55)
Common stock repurchased on vesting of restricted stock units	(40)	0
Dividends paid	(1,586)	(1,569)
Proceeds from exercise of stock options vesting of restricted stock units	72	195
Excess tax benefits from share-based compensation	265	15

Net cash (used in) provided by financing activities	(1,344)	4,358

Net increase in cash and cash equivalents	18,246	3,661
Cash and cash equivalents, beginning of period	25,218	11,544

Cash and cash equivalents, end of period	$43,464	$15,205

(1)	See Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K at pages F1 – F62. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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

Cost of revenues

Our cost of revenues for staffing services is comprised of direct payroll costs, employer payroll related taxes, employee benefits, and workers’ compensation. Our cost of revenues for PEO services includes only employer payroll related taxes and workers’ compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers’ compensation costs consist primarily of the costs associated with our workers’ compensation program, including claims reserves, claims administration fees, legal fees, medical cost containment (MCC) expense, state administrative agency fees, third-party broker commissions, risk manager payroll and excess insurance premiums for catastrophic injuries. We maintain separate workers’ compensation insurance policies for employees working in states where the Company is not self-insured, including California.

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Cash and cash equivalents

We consider non-restricted short-term investments, which are highly liquid, readily convertible into cash, and have maturities at acquisition of less than three months to be cash equivalents for purposes of the consolidated statements of cash flows. A substantial portion of the Company’s cash and cash equivalents is invested in tax-exempt money market funds managed by the Company’s principal bank. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. The Company has not experienced any losses related to its cash concentration.

Marketable securities

As of March 31, 2016, the Company’s marketable securities consisted of money market funds, municipal bonds, and corporate bonds. We classify our marketable securities as trading or available-for-sale. The Company had no trading marketable securities at March 31, 2016 and December 31, 2015. The Company classifies money market funds, municipal bonds, and corporate bonds as available for sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost and the Company’s ability and intent to hold the investments. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the consolidated statements of operations.

Restricted marketable securities

At March 31, 2016, restricted marketable securities consisted of money market funds, certificates of deposit, U.S. Treasuries, municipal bonds, and corporate bonds with maturities generally from 180 days to two years. At March 31, 2016, the approximate fair value of restricted marketable securities equaled their approximate amortized cost. Restricted marketable securities have been categorized as available-for-sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sales of restricted marketable securities are included in other income (expense) as other, net in our consolidated statements of operations.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $261,000 and $268,000 at March 31, 2016 and December 31, 2015, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers’ compensation claims liabilities

Our workers’ compensation claims liabilities do not represent an exact calculation of liability but rather represent management’s best estimate, utilizing actuarial expertise and projection techniques, at a given reporting date. The estimated liability for open workers’ compensation claims is based on an evaluation of information provided by our internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse cost development with respect to reported claims and incurred but not reported claims (together, IBNR). At March 31, 2016 and December 31, 2015, workers’ compensation claims liabilities included estimates for case reserve estimates for reported losses, plus additional amounts for estimated future adverse cost development of IBNR claims, MCC and legal costs, and unallocated loss adjustment expenses, including future administrative fees to be paid to third-party service providers. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

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

The Company’s independent actuary provides management with an estimate of the current and long-term portions of our total workers’ compensation claims, which is an important factor in our process for estimating workers’ compensation claims liabilities. The current portion represents the independent actuary’s best estimate of payments the Company will make related to workers’ compensation claims over the ensuing twelve months. The Company will also pay out a portion of claims first incurred in the ensuing twelve months during that twelve-month period. The long-term portion represents the independent actuary’s best estimate of payments the Company will make related to workers’ compensation claims more than twelve months in the future.

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

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Subsequent to March 31, 2016, the Company reached an agreement to pay its third-party provider of MCC services $9.5 million for all MCC fees on workers’ compensation claims with dates of injury between January 1, 2016 and December 31, 2016. Under this agreement, the Company will make payments for these services totaling $593,250 each quarter starting April 1, 2016 and continuing through January 1, 2020. The agreement limits the maximum amount of claims and services to be provided.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator and the expected payout as determined by historical incentive payment trends. The Company provided $21.8 million and $21.3 million at March 31, 2016 and December 31, 2015, respectively, as an estimate of the liability for unpaid safety incentives. Safety incentive costs are netted against PEO service revenue in our consolidated statements of operations.

Statements of cash flows

Interest paid during the three months ended March 2016 and 2015 did not materially differ from interest expense. Income taxes received during the three months ended March 2016 and 2015 totaled $1.3 million and $1.2 million, respectively.

Basic and diluted earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year using the treasury method. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Weighted average number of basic shares outstanding	7,208	7,135

Effect of dilutive securities	0	0

Weighted average number of diluted shares outstanding	7,208	7,135

As a result of the net loss for the three months ended March 31, 2016 and 2015, 110,797 and 193,549 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2016 presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash, working capital or stockholders’ equity.

Accounting estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are used for fair value measurement of all marketable securities, allowance for doubtful accounts, deferred income taxes, carrying values for goodwill and property and equipment, accrued workers’ compensation liabilities and safety incentive liabilities. Actual results may differ from such estimates.

Recent accounting pronouncements

In May 2014, FASB issued ASU No. 2014-09 which provides for a single, principles-based model for revenue recognition that will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In March and April 2016, the FASB issued ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Identifying Performance Obligations and Licensing, ASU 2016-11 Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12 Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which all provide further clarification to be considered when implementing ASU 2014-09. The Company has not yet selected a transition method or determined the effect of the standard on its ongoing financial reporting.

In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the date of the original effective date, for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the provisions of ASU 2015-14 and ASU 2014-09.

Note 2 - Restatement of Previously Issued Condensed Consolidated Financial Statements

On May 25, 2016, the Company filed its Form 10-K for 2015 which included annual financial statements for the year ended December 31, 2015. Included within the 2015 Form 10-K were the restated consolidated financial statements for the years ended December 31, 2014 and 2013 and related quarters, as well as the quarterly periods ended March 31, 2015 and June 30, 2015.

Note 2 - Restatement of Previously Issued Condensed Consolidated Financial Statements (Continued)

The following schedules reflect the previously reported and restated financial information as of and for the three months ended March 31, 2015.

Impact on Condensed Consolidated Balance Sheet (Unaudited) (In Thousands, Except Par Value)

	March 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$15,205	$0	$15,205
Marketable securities	21,670	0	21,670
Trade accounts receivable, net	130,376	0	130,376
Income taxes receivable	13,586	545	14,131
Prepaid expenses and other	6,658	0	6,658
Restricted marketable securities and workers’ compensation deposits	12,533	0	12,533
Deferred income taxes	15,763	3,209	18,972

Total current assets	215,791	3,754	219,545

Marketable securities	6,034	0	6,034
Property, equipment and software, net	22,648	0	22,648
Restricted certificates of deposit	114,335	0	114,335
Restricted marketable securities and workers’ compensation deposits	78,516	0	78,516
Other assets	4,960	0	4,960
Goodwill	47,820	0	47,820

	$490,104	$3,754	$493,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,772	$0	$5,772
Current portion of long-term debt	25,220	0	25,220
Accounts payable	3,500	0	3,500
Accrued payroll, payroll taxes and related benefits	150,102	(103)	149,999
Other accrued liabilities	6,190	0	6,190
Workers’ compensation claims liabilities	56,480	5,350	61,830
Safety incentives liability	15,499	0	15,499

Total current liabilities	262,763	5,247	268,010

Long-term workers’ compensation claims liabilities	165,785	4,108	169,893
Long-term debt	19,778	0	19,778
Deferred income taxes	8,159	262	8,421
Customer deposits and other long-term liabilities	1,534	0	1,534

Total liabilities	458,019	9,617	467,636

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,141 shares issued and outstanding	71	0	71
Additional paid-in capital	5,165	0	5,165
Accumulated other comprehensive income	21	0	21
Retained earnings	26,828	(5,863)	20,965

	32,085	(5,863)	26,222

	$490,104	$3,754	$493,858

Note 2 - Restatement of Previously Issued Condensed Consolidated Financial Statements (Continued)

Impact on Condensed Consolidated Statement of Operations (Unaudited) (In Thousands, Except Per Share Amounts)

	Three months ended March 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Professional employer service fees	$127,751	$(517)	$127,234
Staffing services	39,166	0	39,166

Total revenues	166,917	(517)	166,400

Cost of revenues:
Direct payroll costs	29,764	0	29,764
Payroll taxes and benefits	88,294	(217)	88,077
Workers’ compensation	39,883	(255)	39,628

Total cost of revenues	157,941	(472)	157,469

Gross margin	8,976	(45)	8,931

Selling, general and administrative expenses	16,975	(5)	16,970
Depreciation and amortization	683	0	683

Loss from operations	(8,682)	(40)	(8,722)

Other income (expense):
Investment income	89	(2)	87
Interest expense	(520)	0	(520)
Other, net	(14)	0	(14)

Other expense, net	(445)	(2)	(447)

Loss before income taxes	(9,127)	(42)	(9,169)

Benefit from income taxes	(3,325)	(16)	(3,341)

Net loss	$(5,802)	$(26)	$(5,828)

Basic loss per common share	$(0.81)	$0	$(0.82)

Weighted average number of basic common shares outstanding	7,135	0	7,135

Diluted loss per common share	$(0.81)	$0	$(0.82)

Weighted average number of diluted common shares outstanding	7,135	0	7,135

Cash dividends per common share	$0.22		$0.22

Note 2 - Restatement of Previously Issued Condensed Consolidated Financial Statements (Continued)

Impact on Condensed Consolidated Statement of Comprehensive Loss (Unaudited) (In Thousands)

	Three months ended March 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(5,802)	$(26)	$(5,828)
Unrealized gains on marketable securities, net of tax of $28	44	0	44

Comprehensive loss	$(5,758)	$(26)	$(5,784)

Note 2 - Restatement of Previously Issued Condensed Consolidated Financial Statements (Continued)

Impact on Condensed Consolidated Statement of Cash Flows (Unaudited) (In Thousands)

	Three months ended March 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(5,802)	$(26)	$(5,828)
Reconciliations of net loss to net cash provided by operating activities:
Depreciation and amortization	683	0	683
Losses recognized on marketable securities	2	0	2
Deferred income taxes	56	18	74
Share based compensation	545	0	545
Excess tax benefit from share-based compensation	(15)	0	(15)
Changes in certain operating assets and liabilities:
Trade accounts receivable	(27,749)	0	(27,749)
Income taxes receivable	(2,150)	(34)	(2,184)
Prepaid expenses and other	(2,845)	0	(2,845)
Accounts payable	781	0	781
Accrued payroll, payroll taxes and related benefits	34,375	(213)	34,162
Other accrued liabilities	(133)	93	(40)
Workers’ compensation claims liabilities	6,283	162	6,445
Safety incentives liability	1,267	0	1,267
Customer deposits, long-term liabilities and other assets, net	205	0	205

Net cash provided by operating activities	5,503	0	5,503

Cash flows from investing activities:
Purchase of property and equipment	(657)	0	(657)
Purchase of marketable securities	(1,454)	0	(1,454)
Proceeds from sales and maturities of marketable securities	24,651	0	24,651
Purchase of restricted marketable securities	(29,932)	0	(29,932)
Proceeds from maturities of restricted marketable securities	1,192	0	1,192

Net cash used in investing activities	(6,200)	0	(6,200)

Cash flows from financing activities:
Proceeds from credit-line borrowings	28,251	0	28,251
Payments on credit-line borrowings	(22,479)	0	(22,479)
Payments on long-term debt	(55)	0	(55)
Dividends paid	(1,569)	0	(1,569)
Proceeds from the exercise of stock options and vesting of restricted stock units	195	0	195
Excess tax benefit from share-based compensation	15	0	15

Net cash provided by financing activities	4,358	0	4,358

Net increase in cash and cash equivalents	3,661	0	3,661
Cash and cash equivalents, beginning of period	11,544	0	11,544

Cash and cash equivalents, end of period	$15,205	$0	$15,205

Note 3 - Fair Value Measurement

The following table summarizes the Company’s marketable securities at March 31, 2016 and December 31, 2015 measured at fair value on a recurring basis (in thousands):

	March 31, 2016			December 31, 2015
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis
Current:
Cash Equivalents:
Money Market Funds	$38,056	$0	$38,056	$21,312	$0	$21,312

Available for Sale - Restricted:
Money Market Funds	40,049	0	40,049	76,023	0	76,023
Certificate of Deposit	0	0	0	10,000	0	10,000

Total Current Investments	78,105	0	78,105	107,335	0	107,335

Long term:
Available-for-sale:
Money Market Funds	78	0	78	4	0	4
Corporate Bonds	3,070	(9)	3,061	2,970	(24)	2,946
Municipal Bonds	3,064	11	3,075	3,135	(3)	3,132

Available for Sale - Restricted:
Money Market Funds	180,253	0	180,253	175,869	0	175,869
Certificate of Deposit	11,776	(2)	11,774	496	(1)	495
U.S. Treasuries	6,148	14	6,162	4,752	1	4,753
Municipal Bonds	3,421	11	3,432	3,613	(1)	3,612
Corporate Bonds	3,217	(10)	3,207	2,996	(24)	2,972

Total Long Term Investments	211,027	15	211,042	193,835	(52)	193,783

Total Investments	$289,132	$15	$289,147	$301,170	$(52)	$301,118

Note 3 - Fair Value Measurement (Continued)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	March 31, 2016				December 31, 2015
	Total Recorded Basis	Level 1	Level 2	Level 3	Total Recorded Basis	Level 1	Level 2	Level 3
Cash Equivalents:
Money Market	$38,056	$0	$38,056	$0	$21,312	$0	$21,312	$0

Available for Sale - Unrestricted:
Money Market Funds	78	0	78	0	4	0	4	0
Corporate Bonds	3,061	2,253	808	0	2,946	2,291	655	0
Municipal Bonds	3,075	163	2,912	0	3,132	241	2,891	0

Available for Sale - Restricted:
Money Market	220,302	17	220,285	0	251,892	17	251,875	0
Certificate of Deposit	11,774	0	11,774	0	10,495	0	10,495	0
U.S. Treasuries	6,162	6,162	0	0	4,753	4,753	0	0
Municipal Bonds	3,432	266	3,166	0	3,612	389	3,223	0
Corporate Bonds	3,207	2,245	962	0	2,972	2,285	687	0

Total Available for Sale Securities	251,091	11,106	239,985	0	279,806	9,976	269,830	0

Total Investments	$289,147	$11,106	$278,041	$0	$301,118	$9,976	$291,142	$0

Note 4 - Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended
	March 31,
	2016	2015
		(As Restated)
Balance at January 1,
Workers’ compensation claims liabilities	$255,675	$225,300

Claims expense accrual:
Current period	31,155	27,777
Prior periods	848	(2,897)

	32,003	24,880

Claim payments related to:
Current period	1,271	898
Prior periods	21,264	17,559

	22,535	18,457

Balance at March 31,
Workers’ compensation claims liabilities	$265,143	$231,723

Incurred but not reported (IBNR)	$132,879	$115,661

The states of California, Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments totaling $158.2 million at March 31, 2016 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. In partial satisfaction of these requirements, at March 31, 2016, we have provided surety bonds and standby letters of credit totaling $152.0 million, including a California requirement of $147.2 million.

As part of its fronted workers’ compensation insurance program with ACE Group (“ACE”) in the states of California, Delaware, Virginia, Pennsylvania and the District of Columbia, the Company makes payments into a trust account (“the ACE trust account”) to be used for the payment of future claims. The balance in the ACE trust account was $190.2 million and $166.6 million at March 31, 2016 and December 31, 2015. The ACE trust account balances are included as a component of the current and long-term restricted marketable securities and workers’ compensation deposits in the Company’s consolidated balance sheets.

Note 5 - Revolving Credit Facility and Long-Term Debt

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement provided for a $40.0 million term loan maturing December 31, 2016, as well as a $14.0 million revolving credit line, with a $5.0 million sublimit for unsecured standby letters of credit. The outstanding balance on the term loan was $15.0 million at March 31, 2016 and December 31, 2015. The Agreement also included $37.3 million in cash-secured letters of credit at March 31, 2016 to satisfy collateral requirements associated with security deposit requirements for workers’ compensation purposes in California. In conjunction with these letters of credit, the Company posted with the Bank as collateral $38.8 million in restricted money market funds and restricted certificates of deposit.

Note 5 - Revolving Credit Facility and Long-Term Debt (Continued)

Subsequent to March 31, 2016, the surety insurers increased their letter of credit requirements from $37.3 million to $42.3 million. In conjunction with this increase, the Company increased the amount posted with the Bank as collateral from $38.8 million to $44.0 million. The $44.0 million is included in restricted non-current assets on the consolidated balance sheet at March 31, 2016.

The term loan with the Bank requires payments of $5.0 million on June 30, 2016, September 30, 2016 and December 31, 2016. The term loan bears interest at the one month LIBOR plus 4.0%.

Advances under the revolving credit facility bear interest as selected by the Company of either (a) a daily floating rate of one month LIBOR plus 2.0% or (b) a fixed rate of LIBOR plus 2.0%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit facility, and a fee of 1.75% of the face amount of each letter of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2016 and December 31, 2015. The revolving line of credit expires on October 1, 2017.

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles and equipment.

The Agreement requires the satisfaction of certain financial covenants as follows:

•	minimum Fixed Charge Coverage ratio of no less than 1.50:1.0, measured quarterly on a rolling four-quarter basis; and

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly.

Note 5 - Revolving Credit Facility and Long-Term Debt (Continued)

The Agreement includes certain additional covenants as follows:

•	capital expenditures may not exceed a total of $4.0 million in 2016 without the Bank’s prior approval;

•	incurring additional indebtedness is prohibited without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing and the aggregate of all purchase money indebtedness does not exceed $400,000 at any time;

•	repurchases of the Company’s common stock are prohibited; and

•	quarterly cash dividends up to $0.22 per share may be paid so long as there is no default by the Company and payment would not cause a default.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable.

The Company is currently in default under the terms of the Agreement based upon the Company’s failure to comply with timeliness of financial information. We have entered into a forbearance agreement with the Bank in connection with the current default. The forbearance agreement establishes a time period during which our lender has voluntarily agreed not to cause the payment obligations under the Agreement to be immediately due and payable, to invoke default interest rates or to exercise any of the Bank’s other rights, powers and remedies. The Bank has agreed to forbear from immediate enforcement of its rights and remedies based upon the defaults through June 30, 2016. BBSI must deliver its Form 10-Q for the quarter ended March 31, 2016 by June 30, 2016 as part of this agreement.

At March 31, 2016, the Company was in violation of the fixed charge coverage ratio of 1.50:1.0. Effective June 28, 2016, the Company and the Bank amended the Credit Agreement. As part of this amendment, the Bank agreed to waive this covenant violation, increased the sublimit for unsecured standby letters of credit from $5.0 million to $6.0 million and modified the minimum Fixed Charge Coverage ratio to not less than 2.25:1.0, measured quarterly on a rolling four-quarter basis, with Fixed Charge Coverage Ratio defined as (i) EBITDA (defined as net profit before taxes plus interest expense, net of capitalized interest expense, depreciation expense and amortization expense) minus distributions, dividends and cash taxes paid, divided by (ii) $9,425,000.

As part of its negotiations with the Bank on the forbearance and waiver discussed above, the Company accelerated to May 24, 2016 the payment of $2.5 million of the $5 million originally due December 31, 2016 on its term loan. The Company also agreed to pay the remaining $2.5 million balance of the December 31, 2016 payment upon the earlier of December 31, 2016 or the receipt of federal unemployment tax refunds. In addition, the Bank amended the Agreement to include delisting of the Company’s common stock by The Nasdaq Stock Market (“Nasdaq”) as an event of default.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.8 million at both March 31, 2016 and December 31, 2015, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017. This mortgage loan is included in the current portion of long-term debt at March 31, 2016 and December 31, 2015 due to the forbearance agreement with the Bank.

Note 6 - Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended March 31, 2016.

Note 7 - Litigation

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

Note 7 – Litigation (Continued)

BBSI responded to the second amended consolidated complaint by filing a motion to dismiss on May 23, 2016. Messrs. Elich and Miller joined in that motion. Under the current briefing schedule ordered by the court, plaintiffs’ opposition to the motion to dismiss is due June 27, 2016, and any reply is due July 25, 2016.

BBSI received a subpoena from the San Francisco office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) in May 2015 in connection with the SEC’s investigation of the Company’s accounting practices with regard to its workers’ compensation reserves. In April 2016, the SEC issued a second subpoena to BBSI for documents relating to the disclosures made by the Company following Mr. Miller’s termination. The Company was also advised by the United States Department of Justice in mid-June 2016 that it has commenced an investigation. BBSI is cooperating fully with the investigations.

On June 17, 2015, Daniel Salinas (“Salinas”) filed a shareholder derivative lawsuit against BBSI and certain of its officers and directors in the Circuit Court for Baltimore City, Maryland. The complaint alleges breaches of fiduciary duty, unjust enrichment and other violations of law and seeks recovery of various damages, including the costs and expenses incurred in connection with the Company’s reserve strengthening process, reserve study and consultants, the cost of stock repurchases by BBSI in October 2014, compensation paid to the Company’s officers, and costs of negotiating the Company’s credit facility with its principal lender, as well as the proceeds of sales of stock by certain of BBSI’s officers and directors during 2013 and 2014. On September 28, 2015, the Company and the individual defendants filed motions to dismiss the derivative suit and a motion to stay pending resolution of In re Barrett Business Services Securities Litigation. On December 4, 2015, Salinas filed an opposition to each motion. On January 27, 2016, the defendants filed a reply to the opposition brief. On February 11, 2016, Judge Michel Pierson heard oral argument on the motions. A decision has not been issued.

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

Note 8 – Subsequent Events

Subsequent to March 31, 2016, the surety insurers increased their letter of credit requirement from $37.3 million to $42.3 million. The collateral associated with the letters of credit increased from $38.8 million to $44.0 million.

Subsequent to March 31, 2016, the Company reached an agreement to pay its third-party provider of MCC services $9.5 million for all MCC fees on workers’ compensation claims with dates of injury between January 1, 2016 and December 31, 2016. Under this agreement, the Company will make payments for these services totaling $593,250 each quarter starting April 1, 2016 and continuing through January 1, 2020. The agreement limits the maximum amount of claims and services to be provided.

Note 8 – Subsequent Events (Continued)

The Company accelerated to May 24, 2016 the payment of $2.5 million of the $5 million payment originally due December 31, 2016 on its term loan.

The Company received a letter on May 10, 2016 from Nasdaq stating that, because the Company had failed to file by May 9, 2016 its Form 10-Q for the period ended September 30, 2015 and its Form 10-K for the period ended December 31, 2015 with the SEC, the Company was non-compliant with the filing requirements of Nasdaq Listing Rule 5250(c)(1). As a result, the Company’s common stock was subject to suspension and delisting unless the Company submitted a timely request for a hearing by the Nasdaq Hearings Panel (the “Panel”).

On May 12, 2016, BBSI received another letter from Nasdaq stating that the Company’s failure to file its Form 10-Q for the period ended March 31, 2016 with the SEC served as an additional basis for delisting the Company’s securities.

On May 17, 2016 the Company submitted its request for a hearing before the Panel.

Nasdaq granted a stay of suspension and delisting pending the issuance of a written decision by the Panel. The hearing before the Panel was held on June 16, 2016.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015.

	Percentage of Total Revenue
	Three Months Ended March 31,
	2016	2015
		(As Restated)
Revenues:
Professional employer service fees	81.0%	76.5%
Staffing services	19.0	23.5

Total revenues	100.0	100.0

Cost of revenues:
Direct payroll costs	14.4	17.9
Payroll taxes and benefits	54.3	52.9
Workers’ compensation	25.9	23.8

Total cost of revenues	94.6	94.6

Gross margin	5.4	5.4

Selling, general and administrative expenses	11.4	10.2
Depreciation and amortization	0.4	0.4

Loss from operations	(6.4)	(5.2)

Other expense, net	0.0	(0.3)

Loss before income taxes	(6.4)	(5.5)

Benefit from income taxes	(2.2)	(2.0)

Net loss	(4.2)%	(3.5)%

We report professional employer service revenues on a net basis because we are not the primary obligor for the services provided by our co-employed clients to their customers pursuant to our client service agreements. We present for comparison purposes the gross revenues and cost of revenues information for the three months ended March 31, 2016 and 2015 in the table below. Although not in accordance with GAAP, management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our professional employer services on a basis comparable to our staffing services.

The presentation of revenues on a net basis and the relative contributions of staffing and professional employer services revenues can create volatility in our gross margin percentage. The general impact of fluctuations in our revenue mix is described below.

•	A relative increase in professional employer services revenue will result in higher gross margin percentage. Improvement in gross margin percentage occurs because incremental client services revenue dollars are reported as revenue net of all related direct payroll and safety incentive costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	A relative increase in staffing revenues will typically result in a lower gross margin percentage. Staffing revenues are presented at gross with the related direct costs reported in cost of revenues. While staffing relationships typically have higher margins than professional employer service relationships, an increase in staffing revenues and related costs dilutes the impact of the net professional employer services revenue on gross margin percentage.

	(Unaudited) Three Months Ended March 31,
Non-GAAP (in thousands)	2016	2015
		(As Restated)
Revenues:
Professional employer services	$1,027,599	$857,760
Staffing services	36,290	39,166

Total revenues	1,063,889	896,926

Cost of revenues:
Direct payroll costs	894,050	754,435
Payroll taxes and benefits	103,760	88,077
Workers’ compensation	55,692	45,483

Total cost of revenues	1,053,502	887,995

Gross margin	$10,387	$8,931

A reconciliation of non-GAAP gross revenues to net revenues is as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	(Unaudited)
	Three Months Ended March 31,
	Gross Revenue				Net Revenue
	Reporting Method				Reporting Method
	(Non-GAAP)		Reclassification		(GAAP)
	2016	2015	2016	2015	2016	2015
		(As Restated)		(As Restated)		(As Restated)
Revenues:
Professional employer services	$1,027,599	$857,760	$(872,921)	$(730,526)	$154,678	$127,234
Staffing services	36,290	39,166	0	0	36,290	39,166

Total revenues	$1,063,889	$896,926	$(872,921)	$(730,526)	$190,968	$166,400

Cost of revenues	$1,053,502	$887,995	$(872,921)	$(730,526)	$180,581	$157,469

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our professional employer services client companies.

Three months ended March 31, 2016 and 2015

Net loss for the first quarter of 2016 amounted to $8.0 million compared to a net loss of $5.8 million for the first quarter of 2015. Diluted loss per share for the first quarter of 2016 was $(1.11) compared to a diluted loss per share of $(0.82) for 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenues for the first quarter of 2016 totaled $191.0 million, an increase of approximately $24.6 million or 14.8% over the first quarter of 2015, which primarily reflects a 21.6% increase in the Company’s professional employer service fee revenue to $27.4 million, partially offset by a 7.3% decrease in staffing services revenue of $2.9 million.

Approximately 79% and 78%, respectively, of our total net revenues during 2016 and 2015 was attributable to our California operations.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the first quarter of 2016 nearly doubled business lost from former customers. Professional employer service revenue from continuing customers reflected a 6.2% increase compared to the first quarter of 2015, primarily resulting from increases in employee headcount and hours worked. The decrease in staffing services revenue was due primarily to a decrease in net staffing business as lost business from former customers exceeded the addition of new business, coupled with a decrease in revenue from continuing customers.

Gross margin for the first quarter of 2016 totaled approximately $10.4 million or 5.4% of revenue compared to $8.9 million or 5.4% of revenue for the first quarter of 2015.

Direct payroll costs as a percentage of revenues decreased to 14.4% for the first quarter of 2016 from 17.9% for the first quarter of 2015, primarily due to the increase in professional employer services compared to the first quarter of 2015.

Payroll taxes and benefits as a percentage of revenues for the first quarter of 2016 was 54.3% compared to 52.9% for 2015. The percentage rate increase was primarily due to the effect of growth in professional employer services, where payroll taxes and benefits are presented at gross cost, whereas the related direct payroll costs are netted against professional employer services revenue. The effect of the growth in professional employer services on payroll taxes and benefits was partially offset by a decline in the overall state unemployment tax rates in states where the Company does business.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $39.6 million or 23.8% in the first quarter of 2015 to $49.4 million or 25.9% in the first quarter of 2016. The percentage rate increase was due to the change in prior periods’ claims expense from $(2,897,000) in the first quarter of 2015 to $848,000 in the first quarter of 2016.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2016 totaled approximately $21.9 million, an increase of $4.9 million or 29.1% over the first quarter of 2015. This was primarily due to $1.8 million in legal and accounting costs associated with financial restatements, outside investigations and legal proceedings related to securities law issues. We also incurred higher management payroll and other branch level expenses to support our business growth.

Other expense, net for the first quarter of 2016 totaled approximately $8,000 as compared to other expense, net of $447,000 for the first quarter of 2015. The change was primarily attributable to a decrease in interest expense from $520,000 in the first quarter of 2015 to $260,000 in the first quarter of 2016, as well as an increase in investment income from $87,000 in the first quarter of 2015 to $248,000 in the first quarter of 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our effective income tax rate for the first quarter of 2016 was (34.8)%, compared to (36.4)% for the first quarter of 2015. Our income tax rate typically differs from the federal statutory tax rate of 35% primarily due to federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash position of $43.5 million at March 31, 2016 increased $18.2 million from December 31, 2015, and $3.7 million from March 31, 2015. The increase in cash at March 31, 2016, as compared to December 31, 2015, was primarily due to an increase in accrued payroll, payroll taxes and related benefits of $66.8 million, proceeds from sales and maturities of securities of $55.8 million, and an increase in workers’ compensation claims liabilities of $9.5 million, partially offset by a net loss of $8.0 million, an increase in trade accounts receivable of $73.3 million, and purchases of securities of $27.0 million.

Net cash used in operating activities for the three months ended March 31, 2016 amounted to $7.8 million, compared to cash provided by operating activities of $5.5 million for the comparable period of 2015. For the three months ended March 31, 2016, cash flow was primarily used for the net loss of $8.0 million and an increase in trade accounts receivable of $73.3 million, partially offset by an increase in accrued payroll, payroll taxes and related benefits of $66.8 million and workers’ compensation claims liabilities of $9.5 million.

Net cash provided by investing activities totaled $27.4 million for the three months ended March 31, 2016, compared to net cash used of $6.2 million for the comparable period of 2015. For the three months ended March 31, 2016, cash provided by investing activities consisted primarily of proceeds from sales and maturities of restricted marketable securities of $55.6 million, partially offset by purchases of restricted marketable securities of $26.8 million.

Net cash used in financing activities for the three months ended March 31, 2016 was $1.3 million compared to net cash provided by financing activities of $4.4 million for the comparable period of 2015. For the three months ended March 31, 2016, cash was primarily used for dividend payments of $1.6 million. Borrowings on the Company’s credit line equaled repayments in 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The states of California, Oregon, Maryland, Washington, Delaware and Colorado require us to maintain specified investment balances or other financial instruments totaling $158.2 million at March 31, 2016 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. In partial satisfaction of these requirements, at March 31, 2016, we have provided surety bonds and standby letters of credit totaling $152.0 million, including a California requirement of $147.2 million.

Due to a decrease in our California workers’ compensation claims liability during the first quarter of 2016, the surety insurers decreased their letter of credit requirement to $37.3 million at March 31, 2016 from $88.3 million at December 31, 2015. The collateral associated with the letters of credit decreased to $38.8 million at March 31, 2016 from $92.4 million at December 31, 2015.

Subsequent to March 31, 2016 the surety insurers increased their letter of credit requirement from $37.3 million to $42.3 million. The collateral associated with the letters of credits increased from $38.8 million to $44.0 million.

Management expects total amounts of the letters of credit and related collateral to decrease over time as a result of a declining self-insured liability in California. The Company’s self-insured status in California ended on December 31, 2014.

As part of the ACE fronted workers’ compensation insurance program, the Company makes monthly payments into the ACE trust account, to be used for the payment of future claims. The balance in the ACE trust account was $190.2 million and $166.6 million at March 31, 2016 and December 31, 2015, respectively. The ACE trust account balance is made up of money market funds, included as a component of the current and long-term restricted marketable securities and workers’ compensation deposits in the Company’s consolidated balance sheets.

As disclosed in Note 5 to the condensed consolidated financial statements in this report, the Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement provided for a $40.0 million term loan maturing December 31, 2016, as well as a $14.0 million revolving credit line, with a $5.0 million sublimit for unsecured standby letters of credit. The outstanding balance on the term loan was $15.0 million at March 31, 2016 and December 31, 2015. The Agreement also included $37.3 million in cash-secured letters of credit at March 31, 2016 to satisfy collateral requirements associated with security deposit requirements for workers’ compensation purposes in California. In conjunction with these letters of credit, the Company posted with the Bank as collateral $38.8 million in restricted money market funds and restricted certificates of deposit.

The term loan with the Bank requires payments of $5.0 million on June 30, 2016, September 30, 2016 and December 31, 2016. The term loan bears interest at the one month LIBOR plus 4.0%.

Advances under the revolving credit facility bear interest as selected by the Company of either (a) a daily floating rate of one month LIBOR plus 2.0% or (b) a fixed rate of LIBOR plus 2.0%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit facility, and a fee of 1.75% of the face amount of each letter of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2016 and December 31, 2015. The revolving line of credit expires on October 1, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles and equipment.

The Agreement requires the satisfaction of certain financial covenants as follows:

•	minimum Fixed Charge Coverage ratio of no less than 1.50:1.0, measured quarterly on a rolling four-quarter basis; and

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly.

The Agreement includes certain additional covenants as follows:

•	capital expenditures may not exceed a total of $4.0 million in 2016 without the Bank’s prior approval;

•	incurring additional indebtedness is prohibited without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing and the aggregate of all purchase money indebtedness does not exceed $400,000 at any time;

•	repurchases of the Company’s common stock are prohibited; and

•	quarterly cash dividends up to $0.22 per share may be paid so long as there is no default by the Company and payment would not cause a default.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable.

The Company is currently in default under the terms of the Agreement based upon the Company’s failure to comply with timeliness of financial information. We have entered into a forbearance agreement with the Bank in connection with the current default. The forbearance agreement establishes a time period during which our lender has voluntarily agreed not to cause the payment obligations under the Agreement to be immediately due and payable, to invoke default interest rates or to exercise any of the Bank’s other rights, powers and remedies. The Bank has agreed to forbear from immediate enforcement of its rights and remedies based upon the defaults through June 30, 2016. BBSI must deliver its Form 10-Q for the quarter ended March 31, 2016 by June 30, 2016 as part of this agreement.

At March 31, 2016, the Company was in violation of the fixed charge coverage ratio of 1.50:1.0. Effective June 28, 2016, the Company and the Bank amended the Credit Agreement. As part of this amendment, the Bank agreed to waive this covenant violation, increased the sublimit for unsecured standby letters of credit from $5.0 million to $6.0 million and modified the minimum Fixed Charge Coverage ratio to not less than 2.25:1.0, measured quarterly on a rolling four-quarter basis, with Fixed Charge Coverage Ratio defined as (i) EBITDA (defined as net profit before taxes plus interest expense, net of capitalized interest expense, depreciation expense and amortization expense) minus distributions, dividends and cash taxes paid, divided by (ii) $9,425,000.

As part of its negotiations with the Bank on the forbearance and waiver discussed above, the Company accelerated to May 24, 2016 the payment of $2.5 million of the $5 million originally due December 31, 2016 on its term loan. The Company also agreed to pay the remaining $2.5 million balance on the December 31, 2016 payment upon the earlier of December 31, 2016 or the receipt of federal unemployment tax refunds. In addition, the Bank amended the Agreement to include delisting of the Company’s common stock by Nasdaq as an event of default.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.8 million at both March 31, 2016 and December 31, 2015, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017. This mortgage loan is included in the current portion of long-term debt at March 31, 2016 and December 31, 2015 due to the forbearance agreement with the Bank.

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

Forward-Looking Information

Statements in this report include which are not historical in nature, including discussion of economic conditions in our market areas and their effect on revenue levels, the effect of changes in our mix of services on gross margin, the need to continue to retain customers following price increases, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, the effect of changes in our reserving practices and claims management process on our actuarial estimates and workers’ compensation reserves, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned fully licensed insurance subsidiaries, the effects of becoming self-insured for certain business risks, the risks of operation and cost of our fronted insurance program with ACE, our ability to pass on increased costs relating to the mandate to provide health insurance coverage to our clients, the effects of material weaknesses in our internal control environment, the cost of providing healthcare coverage to staffing employees, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, payment of future dividends, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, compliance with the continued listing requirements of The Nasdaq Stock Market (“Nasdaq”), current and future shareholder litigation, the ongoing investigations by the Securities and Exchange Commission (the “SEC”) and the United States Department of Justice (the “DOJ”), the effect of changes in the interest rate environment on the value of our investment securities and long-term debt, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All of our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include our ability to retain current clients and attract new clients, difficulties associated with integrating clients into our operations, economic trends in our service areas, the potential for material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of our primary markets, collectability of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by our future operating results, the cost of defending against or settling shareholder litigation, the expenses associated with cooperating in the SEC and DOJ investigations and the potential imposition of fines, penalties and other remedies, the costs of remediating material weaknesses in our internal control environment, including the recruitment of a new Chief Financial Officer and additional members of the Board of Directors with experience in the oversight of financial reporting by public companies, the effect on our stock price if our Common Stock is delisted by Nasdaq, the impact of the Patient Protection and Affordable Care Act and escalating medical costs on our business, the effect of conditions in the global capital markets on our investment portfolio, and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our fronted insurance program. We disclaim any obligation to update any such factors or to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets and its outstanding borrowings on its line of credit and long-term debt. As of March 31, 2016, the Company’s investment portfolio consisted principally of approximately $258.4 million in money market funds, $11.8 million in certificates of deposit, $6.3 million in corporate bonds, $6.5 million in municipal bonds, and $6.1 million in U.S. Treasuries. The Company’s outstanding long-term debt totaled approximately $19.8 million at March 31, 2016. Based on the Company’s overall interest exposure at March 31, 2016, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets, its outstanding borrowings or its results of operations because of the predominantly short maturities of the securities within the investment portfolio and the relative size of the outstanding borrowings.

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

Item 4.	Controls and Procedures (Continued)

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2016 because of the material weaknesses in our internal control over financial reporting (“ICFR”) described below and our inability to timely file required reports with the SEC.

Previously Identified Material Weakness

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, management identified the following material weaknesses in internal control over financial reporting:

1)	The control environment, which includes the Company’s Code of Business Conduct, is the responsibility of senior management and the Company’s Audit and Compliance Committee of the Board of Directors (the “Audit Committee”), sets the tone of our organization, influences the control consciousness of employees and is the foundation for the other components of ICFR. On March 3, 2016, the Audit Committee met with James D. Miller, the Company’s then CFO. Mr. Miller reported that he had made unsupported journal entries in the Company’s financial records in circumvention of the Company’s ICFR. Based on information provided by Mr. Miller and additional investigation undertaken at the direction of the Audit Committee, the primary effect of the unsupported, non-GAAP journal entries, confirmed as such through the investigation, was the understatement of workers’ compensation expense and overstatement of payroll taxes and benefits expense during the years ended December 31, 2014, 2013 and 2012. Following these events, the Company determined that the former CFO did not promote an attitude of integrity and control consciousness, leading to insufficient attention to his responsibilities and the Company’s ICFR. As a result of the actions of the former CFO, we have determined that our management review controls were not operating effectively leading to additional material weaknesses as noted below. Further, effective mitigating controls were not in place elsewhere among senior management or the Board of Directors to discourage, prevent or detect management override of internal control related to the Company’s financial reporting process.

2)	The Company did not maintain effective internal control over the process for deriving accounting estimates related to workers’ compensation expense. Specifically, the Company did not ensure appropriate review of the data provided to its actuary or the analysis underlying actuarial reports provided by the actuary. As a result of this control deficiency, the Company failed to detect on a timely basis errors in its workers’ compensation expense with respect to MCC fees incurred for the administration of workers’ compensation claims, unallocated loss adjustment expense, and costs related to development of prior period claims.

3)	The Company did not maintain effective internal control over the review, approval, and documentation of journal entries. Specifically, the Company failed to detect on a timely basis the recording of unsupported journal entries in the Company’s books and records relating primarily to payroll taxes and benefits and workers’ compensation expense.

Item 4.	Controls and Procedures (Continued)

4)	The Company did not design and maintain effective internal control over account reconciliation procedures related to workers’ compensation accruals. As a result of this deficiency, the Company failed to detect on a timely basis errors related to workers’ compensation liability and workers’ compensation expense.

5)	The Company did not maintain effective internal controls related to its information and technology systems. Specifically the Company did not maintain effective controls over program changes and access to programs and data, and mitigating controls were ineffective.

6)	The Company did not maintain effective internal control over the review of payroll tax accruals and payroll tax expense, allowing for management override of controls. As a result of this deficiency, the Company failed to detect on a timely basis errors in the calculation of its federal and state payroll tax accruals and payroll tax expense.

Plan for Remediation of Material Weaknesses

The Company’s Board of Directors, Audit Committee, and management are actively engaged in the planning for and implementation of remediation efforts to address the material weaknesses identified above. Management has taken the following actions to address the material weaknesses:

•	Terminated the employment of the former CFO following his report to the Audit Committee regarding his actions in recording unsupported journal entries in the Company’s financial records.

•	The Audit Committee engaged an independent public accounting firm to perform a forensic accounting investigation for the period from January 1, 2009, through March 31, 2016. This investigation has been completed.

•	Engaged a national executive search firm to conduct a search for a permanent CFO with meaningful industry, public company accounting and financial experience.

•	Instituted a search with the goal of adding to the Board of Directors two or more individuals with expertise in the governance of public companies, including board level independent oversight experience, service on an audit committee, and public company accounting and auditing. The Company intends to add an individual to serve as chair of the Audit Committee and as its Audit Committee financial expert.

•	Directed the Audit Committee to ensure timely review by the Audit Committee of all engagements entered into by management relating to actuaries, specialists or other professionals whose consulting work could have an impact on the Company’s financial reporting.

•	Established a Workers’ Compensation Committee (“WCC”) consisting of the Chief Operating Officer – Corporate Operations, Chief Financial Officer, Corporate Controller and Director of Insurance to oversee the Company’s controls and procedures related to workers’ compensation claims administration and expense and its process for developing reserve estimates, as well as to participate in substantive communications with the Company’s independent actuary with regard to the Company’s reserve for workers’ compensation liabilities.

•	Established a procedure for quarterly meetings of the WCC with the Company’s independent actuary with the goal of ensuring that the actuary is fully informed and has a complete understanding of the components included in the payroll and workers’ compensation claims data provided to the actuary by the Company and to vet fully the quarterly actuarial report produced by the actuary.

Item 4.	Controls and Procedures (Continued)

•	Directed the Company’s interim CFO to implement a process of regular communication with the Audit Committee regarding management initiatives that may have a material effect on the Company’s financial statements or involve material changes in the Company’s accounting practices or ICFR.

•	Met with members of the Company’s accounting staff to ensure their understanding of the requirements and importance of the Company’s Code of Ethics for Senior Financial Officers, a specific section of the Company’s Code of Business Conduct.

•	Directed the Company’s interim CFO to retain an outside third-party expert to provide in-depth education and training as promptly as practicable for all BBSI accounting staff and other relevant personnel regarding the disclosure and financial records requirements of the federal securities laws applicable to public companies, the requirements and importance of ICFR, and the requirements and significance of the Company’s Code of Ethics for Senior Financial Officers.

The following actions are also currently being undertaken by management to address the material weaknesses:

•	Implementing a process of regular communication by the Board of Directors, Audit Committee, and executive officers to all employees regarding the ethical values of the Company and the requirement on the part of all directors, officers, and employees to comply with applicable law, the Company’s Code of Business Conduct, and the Company’s accounting policies and ICFR. As an initial step, the CEO distributed a written communication companywide reiterating the Company’s focus on honesty and integrity, establishing at the Director level a designated liaison at the Company who employees may contact to discuss a potential ethical issue and reminding employees of their ability to report concerns anonymously through the Company’s whistleblower hotline in place since 2004.

•	Engaging one or more outside third-party experts to assist management with assessing and enhancing the Company’s control environment.

•	Increasing and enhancing resources within the accounting and finance group to address standardization of processes, training regarding critical accounting policies affecting the Company and development of competencies and understanding of relevant accounting policies and ICFR.

Lastly, over the course of the ensuing months, management intends to undertake the following actions in consultation with an outside third-party expert to address material weaknesses in the Company’s control environment:

•	Enhancing the design of processes and controls relating to the determination of certain accounting estimates, and in particular, appropriate review of the inputs and data used in the formulation of the estimates, including data provided to actuaries, review of actuarial reports, and review, approval and application of appropriate GAAP for transactions and accounting methodology changes.

•	Enhancing the design of processes and controls surrounding manual journal entries, including implementation of new controls over the review, approval and recording of manual journal entries to ensure that manual journal entries recorded in the financial records are properly prepared, supported by adequate documentation, and independently reviewed and approved.

•	Enhancing the design of processes and controls relating to effective and timely reconciliations of balance sheet accounts.

Item 4.	Controls and Procedures (Continued)

•	Implementing changes to controls over restrictions on access to and segregation of duties within the Company’s information and technology system.

•	Enhancing the design of processes and controls relating to the implementation of improvements to the Company’s information and technology systems.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

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

Item 1.	Legal Proceedings (Continued)

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

On March 21, 2016, before the court had ruled on the motion to dismiss the first amended consolidated complaint, plaintiffs filed a second amended consolidated complaint, naming the same defendants. The second amended consolidated complaint dropped certain allegations from the first amended complaint and added new allegations relating to disclosures in BBSI’s Current Report on Form 8-K filed on March 9, 2016. Among other disclosures, BBSI reported that (1) previously issued financial statements could not be relied on, (2) Mr. Miller had reported making unsupported journal entries, (3) Mr. Miller’s employment had been terminated, and (4) BBSI was in the process of engaging a Big Four accounting firm to conduct an independent forensic accounting investigation. In a Current Report on Form 8-K filed on April 19, 2016, BBSI reported the results of the investigation, as well as the discovery of certain errors in BBSI’s previously filed financial statements. See Part I, Item 4 “Controls and Procedures” of this report for additional information.

BBSI responded to the second amended consolidated complaint by filing a motion to dismiss on May 23, 2016. Messrs. Elich and Miller joined in that motion. Under the current briefing schedule ordered by the court, plaintiffs’ opposition to the motion to dismiss is due June 27, 2016, and any reply is due July 25, 2016.

BBSI received a subpoena from the San Francisco office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) in May 2015 in connection with the SEC’s investigation of the Company’s accounting practices with regard to its workers’ compensation reserves. In April 2016, the SEC issued a second subpoena to BBSI for documents relating to the disclosures made by the Company following Mr. Miller’s termination. The Company was also advised by the United States Department of Justice in mid-June 2016 that it has commenced an investigation. BBSI is cooperating fully with the investigations.

Item 1.	Legal Proceedings (Continued)

On June 17, 2015, Daniel Salinas (“Salinas”) filed a shareholder derivative lawsuit against BBSI and certain of its officers and directors in the Circuit Court for Baltimore City, Maryland. The complaint alleges breaches of fiduciary duty, unjust enrichment and other violations of law and seeks recovery of various damages, including the costs and expenses incurred in connection with the Company’s reserve strengthening process, reserve study and consultants, the cost of stock repurchases by BBSI in October 2014, compensation paid to the Company’s officers, and costs of negotiating the Company’s credit facility with its principal lender, as well as the proceeds of sales of stock by certain of BBSI’s officers and directors during 2013 and 2014. On September 28, 2015, the Company and the individual defendants filed motions to dismiss the derivative suit and a motion to stay pending resolution of In re Barrett Business Services Securities Litigation. On December 4, 2015, Salinas filed an opposition to each motion. On January 27, 2016, the defendants filed a reply to the opposition brief. On February 11, 2016, Judge Michel Pierson heard oral argument on the motions. A decision has not been issued.

Management is unable to estimate the probability, or the potential range, of loss arising from the legal actions described above.

BBSI is subject to other legal proceedings and claims which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to other currently pending or threatened actions is not expected to materially affect the Company’s consolidated financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on May 25, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2016, a former branch manager of the Company exercised employee stock options granted under one of the Company’s stockholder-approved stock incentive plans. He purchased a total of 5,000 shares of our Common Stock and paid the exercise price of the options totaling $71,919 in cash.

On February 2, 2016, a total of 1,228 shares of Common Stock were issued to a total of eight employees of the Company in settlement of vested restricted stock units granted under one of the Company’s stockholder-approved stock incentive plans. On February 16, 2016, a total of 961 shares of Common Stock were issued to six of the eight employees in settlement of additional vested restricted stock units granted under one of the Company’s stockholder-approved stock incentive plans. The shares were issued to the employees as compensation for their services to the Company.

All of the foregoing shares of Common Stock were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933.

The Company maintains a Board-approved stock repurchase program, which in October 2008 authorized up to 3.0 million shares of the Company’s Common Stock to be repurchased from time to time in open market purchases. The repurchase program allows for the repurchase of approximately 1.1 million shares as of March 31, 2016. The Company’s credit agreement with its primary bank currently prohibits the repurchase of our Common Stock.

Item 6.	Exhibits

Exhibits are listed in the Exhibit Index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: June 30, 2016	By:	/s/ Thomas J. Carley
Thomas J. Carley
Interim Principal Financial and Accounting Officer

EXHIBIT INDEX**

4.1	First Amendment to Credit Agreement dated as of August 27, 2015, between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”).

4.2	First Amendment to Second Amended and Restated Third Party Security Agreement: Specific Rights to Payment dated as of August 27, 2015, between Associated Insurance Company for Excess (“AICE”) and Wells Fargo.

4.3	Second Amendment to Credit Agreement dated as of December 30, 2015, between the Registrant and Wells Fargo.

4.4	Second Amendment to Second Amended and Restated Third Party Security Agreement: Specific Rights to Payment dated as of December 30, 2015, between AICE and Wells Fargo.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a).

32.	Certification pursuant to 18 U.S.C. Section 1350.

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

**	Except as otherwise indicated, the SEC File Number for all exhibits is 000-21866.