Form 10-Q
period 2016-06-30
BARRETT BUSINESS SERVICES INC
filed 2016-08-09
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 1, 2016, 7,243,667 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

In this Quarterly Report on Form 10-Q, Barrett Business Services, Inc. (“BBSI,” “we,” “our,” “us,” or the “Company”), presents for comparison restated unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 (the “Restated Periods”). Investors should review our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed on May 25, 2016, and should not rely on any other previously filed reports, earnings releases or similar communications relating to the Restated Periods. We have not amended any previously filed reports.

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

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$422	$25,218
Trade accounts receivable, net	177,927	90,529
Income taxes receivable	0	1,038
Prepaid expenses and other	4,818	3,173
Restricted certificates of deposit	0	10,000
Restricted marketable securities and workers’ compensation deposits	48,371	76,110
Deferred income taxes	20,908	20,941

Total current assets	252,446	227,009

Marketable securities	2,362	6,082
Property, equipment and software, net	23,958	22,820
Restricted certificates of deposit	10,000	0
Restricted marketable securities and workers’ compensation deposits	235,584	187,916
Other assets	4,551	5,130
Goodwill	47,820	47,820

	$576,721	$496,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,721	$19,833
Accounts payable	4,458	3,217
Accrued payroll, payroll taxes and related benefits	186,295	121,343
Income taxes payable	71	0
Other accrued liabilities	4,419	6,166
Workers’ compensation claims liabilities	71,785	65,581
Safety incentives liability	24,262	21,253

Total current liabilities	299,011	237,393

Long-term workers’ compensation claims liabilities	205,265	190,094
Long-term debt	4,502	0
Deferred income taxes	13,256	13,256
Customer deposits and other long-term liabilities	1,399	1,483

Total liabilities	523,433	442,226

Commitments and contingencies (Notes 5 and 7)

Stockholders’ equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,210 and 7,203 shares issued and outstanding	72	72
Additional paid-in capital	8,301	6,964
Accumulated other comprehensive income (loss)	23	(31)
Retained earnings	44,892	47,546

	53,288	54,551

	$576,721	$496,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,
	2016	2015
		(As Restated)(1)
Revenues:
Professional employer service fees	$165,776	$139,612
Staffing services	37,641	42,347

Total revenues	203,417	181,959

Cost of revenues:
Direct payroll costs	28,223	32,188
Payroll taxes and benefits	82,885	71,808
Workers’ compensation	50,056	41,485

Total cost of revenues	161,164	145,481

Gross margin	42,253	36,478

Selling, general and administrative expenses	28,490	21,429
Depreciation and amortization	769	709

Income from operations	12,994	14,340

Other income (expense):
Investment income	259	229
Interest expense	(248)	(562)
Other, net	(5)	(65)

Other income (expense), net	6	(398)

Income before income taxes	13,000	13,942

Provision for income taxes	4,478	5,040

Net income	$8,522	$8,902

Basic earnings per common share	$1.18	$1.24

Weighted average number of basic common shares outstanding	7,210	7,151

Diluted earnings per common share	$1.16	$1.21

Weighted average number of diluted common shares outstanding	7,328	7,327

Cash dividends per common share	$0.22	$0.22

(1)	See Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Six Months Ended June 30,
	2016	2015
		(As Restated)(1)
Revenues:
Professional employer service fees	$320,452	$266,846
Staffing services	73,932	81,513

Total revenues	394,384	348,359

Cost of revenues:
Direct payroll costs	55,649	61,952
Payroll taxes and benefits	186,645	159,885
Workers’ compensation	99,450	81,113

Total cost of revenues	341,744	302,950

Gross margin	52,640	45,409

Selling, general and administrative expenses	50,394	38,399
Depreciation and amortization	1,518	1,392

Income from operations	728	5,618

Other income (expense):
Investment income	507	316
Interest expense	(508)	(1,082)
Other, net	(1)	(79)

Other expense, net	(2)	(845)

Income before income taxes	726	4,773

Provision for income taxes	207	1,699

Net income	$519	$3,074

Basic earnings per common share	$0.07	$0.43

Weighted average number of basic common shares outstanding	7,209	7,143

Diluted earnings per common share	$0.07	$0.42

Weighted average number of diluted common shares outstanding	7,323	7,328

Cash dividends per common share	$0.44	$0.44

(1)	See Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended June 30,
	2016	2015
		(As Restated)(1)
Net income	$8,522	$8,902
Unrealized gains (losses) on marketable securities, net of tax of $10 and $(11) in 2016 and 2015, respectively	20	(17)

Comprehensive income	$8,542	$8,885

	Six Months Ended June 30,
	2016	2015
		(As Restated)(1)
Net income	$519	$3,074
Unrealized gains on marketable securities, net of tax of $33 and $17 in 2016 and 2015, respectively	54	27

Comprehensive income	$573	$3,101

(1)	See Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2016 and 2015

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total

Balance, December 31, 2014 (As Restated) (1)	7,126	$71	$4,410	$(23)	$28,362	$32,820

Common stock issued on exercise of options and vesting of restricted stock units	50	1	689	0	0	690
Common stock repurchased on vesting of restricted stock units	(1)	0	(65)	0	0	(65)
Share based compensation expense	0	0	1,069	0	0	1,069
Excess tax benefits from share-based compensation	0	0	70	0	0	70
Cash dividends on common stock	0	0	0	0	(3,141)	(3,141)
Unrealized holding gain on marketable securities, net of tax	0	0	0	27	0	27
Net Income	0	0	0	0	3,074	3,074

Balance, June 30, 2015 (As Restated) (1)	7,175	$72	$6,173	$4	$28,295	$34,544

Balance, December 31, 2015	7,203	$72	$6,964	$(31)	$47,546	$54,551

Common stock issued on exercise of options and vesting of restricted stock units	8	0	72	0	0	72
Common stock repurchased on vesting of restricted stock units	(1)	0	(40)	0	0	(40)
Share based compensation expense	0	0	1,040	0	0	1,040
Excess tax benefits from share-based compensation	0	0	265	0	0	265
Cash dividends on common stock	0	0	0	0	(3,173)	(3,173)
Unrealized holding gain on marketable securities, net of tax	0	0	0	54	0	54
Net Income	0	0	0	0	519	519

Balance, June 30, 2016	7,210	$72	$8,301	$23	$44,892	$53,288

(1)	Restatement impacts to the Condensed Consolidated Statements of Stockholders’ Equity include the first six months of 2015 adjustment to net income as well as previous period cumulative adjustments to beginning retained earnings. See Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2016	2015
		(As Restated)(1)
Cash flows from operating activities:
Net income	$519	$3,074
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	1,518	1,392
Losses recognized on marketable securities	3	1
Deferred income taxes	0	72
Share-based compensation	1,040	1,069
Excess tax benefit from share-based compensation	(265)	(70)
Changes in certain operating assets and liabilities:
Trade accounts receivable	(87,398)	(35,235)
Income taxes receivable	1,038	2,753
Prepaid expenses and other	(1,645)	(1,876)
Accounts payable	1,241	(300)
Accrued payroll, payroll taxes and related benefits	64,952	24,919
Other accrued liabilities	(1,747)	(1,385)
Income taxes payable	336	0
Workers’ compensation claims liabilities	21,375	13,966
Safety incentives liability	3,009	3,915
Customer deposits, long-term liabilities and other assets, net	495	278

Net cash provided by operating activities	4,471	12,573

Cash flows from investing activities:
Purchase of property and equipment	(2,656)	(1,365)
Purchase of marketable securities	(284)	(2,315)
Proceeds from sales and maturities of marketable securities	4,026	47,197
Purchase of restricted certificates of deposit	(10,000)	0
Proceeds from maturities of restricted certificates of deposit	10,000	0
Purchase of restricted marketable securities	(79,441)	(64,483)
Proceeds from maturities of restricted marketable securities	59,574	3,621

Net cash used in investing activities	(18,781)	(17,345)

Cash flows from financing activities:
Proceeds from credit-line borrowings	11,300	44,934
Payments on credit-line borrowings	(11,300)	(41,711)
Payments on long-term debt	(7,610)	(3,110)
Common stock repurchased on vesting of restricted stock units	(40)	(65)
Dividends paid	(3,173)	(3,141)
Proceeds from exercise of stock options and vesting of restricted stock units	72	690
Excess tax benefits from share-based compensation	265	70

Net cash used in financing activities	(10,486)	(2,333)

Net decrease in cash and cash equivalents	(24,796)	(7,105)
Cash and cash equivalents, beginning of period	25,218	11,544

Cash and cash equivalents, end of period	$422	$4,439

(1)	See Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements.

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

Cost of revenues

Our cost of revenues for staffing services includes direct payroll costs, employer payroll related taxes, employee benefits, and workers’ compensation costs. Our cost of revenues for PEO services includes only employer payroll related taxes and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers’ compensation costs consist primarily

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

of the costs associated with our workers’ compensation program, including claims reserves, claims administration fees, legal fees, medical cost containment (MCC) expense, state administrative agency fees, third-party broker commissions, risk manager payroll, and excess insurance premiums for catastrophic injuries. We maintain separate workers’ compensation insurance policies for employees working in states where the Company is not self-insured, including California.

Cash and cash equivalents

We consider non-restricted short-term investments, which are highly liquid, readily convertible into cash, and have maturities at acquisition of less than three months, to be cash equivalents for purposes of the consolidated statements of cash flows. A substantial portion of the Company’s cash and cash equivalents is invested in tax-exempt money market funds managed by the Company’s principal bank. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. The Company has not experienced any losses related to its cash concentration.

Marketable securities

As of June 30, 2016, the Company’s marketable securities consisted of municipal bonds, corporate bonds, and money market funds. We classify our marketable securities as trading or available-for-sale. The Company had no trading marketable securities at June 30, 2016 and December 31, 2015. The Company classifies money market funds, municipal bonds, and corporate bonds as available for sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost and the Company’s ability and intent to hold the investments. Realized gains and losses on sales of restricted marketable securities are included in other income (expense) as other, net in our condensed consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the condensed consolidated statements of operations.

Restricted marketable securities

At June 30, 2016, restricted marketable securities consisted of money market funds, certificates of deposit, U.S. Treasuries, corporate bonds, and municipal bonds with maturities generally from 180 days to two years. At June 30, 2016, the approximate fair value of restricted marketable securities equaled their approximate amortized cost. Restricted marketable securities have been categorized as available-for-sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sales of restricted marketable securities are included in other income (expense) as other, net in our condensed consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the condensed consolidated statements of operations.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $258,000 and $268,000 at June 30, 2016 and December 31, 2015, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers’ compensation claims liabilities

Our workers’ compensation claims liabilities do not represent an exact calculation of liability but rather management’s best estimate, utilizing actuarial expertise and projection techniques, at a given reporting date. The estimated liability for open workers’ compensation claims is based on an evaluation of information provided by our internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse cost development with respect to reported claims and incurred but not reported claims (together, IBNR). At June 30, 2016 and December 31, 2015, workers’ compensation claims liabilities included case reserve estimates for reported losses, plus additional amounts for estimated future adverse cost development of IBNR claims, MCC and legal costs, and unallocated loss adjustment expenses, including future administrative fees to be paid to third-party service providers. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

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

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

During the three months ended June 30, 2016, the Company reached an agreement to pay its third-party provider of MCC services $9.5 million for all MCC fees on workers’ compensation claims with dates of injury between January 1, 2016 and December 31, 2016. Under this agreement, the Company will make payments for these services totaling $593,250 each quarter starting April 1, 2016 and continuing through January 1, 2020. The agreement limits the maximum amount of claims and services to be provided.

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator and the expected payout as determined by historical incentive payment trends. The Company provided $24.3 million and $21.3 million at June 30, 2016 and December 31, 2015, respectively, as an estimate of the liability for unpaid safety incentives. Safety incentive costs are netted against PEO service revenue in our condensed consolidated statements of operations.

Statements of cash flows

Interest paid during the six months ended June 30, 2016 and 2015 did not materially differ from interest expense. Income taxes received during the six months ended June 30, 2016 and 2015 totaled $1.2 million and $1.1 million, respectively.

Basic and diluted earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year using the treasury method. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options. Basic and diluted shares outstanding are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average number of basic shares outstanding	7,210	7,151	7,209	7,143

Effect of dilutive securities	118	176	114	185

Weighted average number of diluted shares outstanding	7,328	7,327	7,323	7,328

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

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

Note 2 - Restatement of Previously Issued Condensed Consolidated Financial Statements

On May 25, 2016, the Company filed its Form 10-K for 2015 which included annual consolidated financial statements for the year ended December 31, 2015. Included within the 2015 Form 10-K were the restated consolidated financial statements for the years ended December 31, 2014 and 2013 and related quarters, as well as the quarterly periods ended March 31, 2015 and June 30, 2015.

The following schedules reflect the previously reported and restated financial information as of and for the three and six months ended June 30, 2015.

Impact on Condensed Consolidated Balance Sheet (Unaudited) (In Thousands, Except Par Value)

	June 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$4,439	$0	$4,439
Trade accounts receivable, net	137,862	0	137,862
Income taxes receivable	8,737	457	9,194
Prepaid expenses and other	5,689	0	5,689
Restricted certificates of deposit	26,015	0	26,015
Restricted marketable securities and workers’ compensation deposits	21,343	0	21,343
Deferred income taxes	15,774	3,209	18,983

Total current assets	219,859	3,666	223,525

Marketable securities	6,048	0	6,048
Property, equipment and software, net	22,648	0	22,648
Restricted certificates of deposit	88,320	0	88,320
Restricted marketable securities and workers’ compensation deposits	101,828	0	101,828
Other assets	4,840	0	4,840
Goodwill	47,820	0	47,820

	$491,363	$3,666	$495,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,223	$0	$3,223
Current portion of long-term debt	27,220	0	27,220
Accounts payable	2,419	0	2,419
Accrued payroll, payroll taxes and related benefits	141,278	(522)	140,756
Other accrued liabilities	4,845	0	4,845
Workers’ compensation claims liabilities	60,457	4,931	65,388
Safety incentives liability	18,147	0	18,147

Total current liabilities	257,589	4,409	261,998

Long-term workers’ compensation claims liabilities	169,154	4,702	173,856
Long-term debt	14,723	0	14,723
Deferred income taxes	8,159	262	8,421
Customer deposits and other long-term liabilities	1,487	0	1,487

Total liabilities	451,112	9,373	460,485

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,141 shares issued and outstanding	72	0	72
Additional paid-in capital	6,173	0	6,173
Accumulated other comprehensive income	4	0	4
Retained earnings	34,002	(5,707)	28,295

	40,251	(5,707)	34,544

	$491,363	$3,666	$495,029

Note 2 - Restatement of Previously Issued Condensed Consolidated Financial Statements (Continued)

Impact on Condensed Consolidated Statement of Operations (Unaudited) (In Thousands, Except Per Share Amounts)

	Three months ended June 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Professional employer service fees	$140,048	$(436)	$139,612
Staffing services	42,347	0	42,347

Total revenues	182,395	(436)	181,959

Cost of revenues:
Direct payroll costs	32,188	0	32,188
Payroll taxes and benefits	72,146	(338)	71,808
Workers’ compensation	41,897	(412)	41,485

Total cost of revenues	146,231	(750)	145,481

Gross margin	36,164	314	36,478

Selling, general and administrative expenses	21,278	151	21,429
Depreciation and amortization	709	0	709

Income from operations	14,177	163	14,340

Other income (expense):
Investment income	148	81	229
Interest expense	(562)	0	(562)
Other, net	(65)	0	(65)

Other expense, net	(479)	81	(398)

Income before income taxes	13,698	244	13,942

Provision for income taxes	4,952	88	5,040

Net income	$8,746	$156	$8,902

Basic earnings per common share	$1.22	$0.02	$1.24

Weighted average number of basic common shares outstanding	7,151	0	7,151

Diluted earnings per common share	$1.19	$0.02	$1.21

Weighted average number of diluted common shares outstanding	7,327	0	7,327

Cash dividends per common share	$0.22		$0.22

Note 2 - Restatement of Previously Issued Condensed Consolidated Financial Statements (Continued)

	Six months ended June 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Professional employer service fees	$267,799	$(953)	$266,846
Staffing services	81,513	0	81,513

Total revenues	349,312	(953)	348,359

Cost of revenues:
Direct payroll costs	61,952	0	61,952
Payroll taxes and benefits	160,440	(555)	159,885
Workers’ compensation	81,780	(667)	81,113

Total cost of revenues	304,172	(1,222)	302,950

Gross margin	45,140	269	45,409

Selling, general and administrative expenses	38,253	146	38,399
Depreciation and amortization	1,392	0	1,392

Income from operations	5,495	123	5,618

Other income (expense):
Investment income	236	80	316
Interest expense	(1,082)	0	(1,082)
Other, net	(78)	(1)	(79)

Other expense, net	(924)	79	(845)

Income before income taxes	4,571	202	4,773

Provision for income taxes	1,627	72	1,699

Net income	$2,944	$130	$3,074

Basic earnings per common share	$0.41	$0.02	$0.43

Weighted average number of basic common shares outstanding	7,143	0	7,143

Diluted earnings per common share	$0.40	$0.02	$0.42

Weighted average number of diluted common shares outstanding	7,328	0	7,328

Cash dividends per common share	$0.44		$0.44

Note 2 - Restatement of Previously Issued Condensed Consolidated Financial Statements (Continued)

Impact on Condensed Consolidated Statement of Comprehensive Income (Unaudited) (In Thousands)

	Three months ended June 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Net income	$8,746	$156	$8,902
Unrealized losses on marketable securities, net of tax of $11	(17)	0	(17)

Comprehensive income	$8,729	$156	$8,885

	Six months ended June 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Net income	$2,944	$130	$3,074
Unrealized gains on marketable securities, net of tax of $17	27	0	27

Comprehensive income	$2,971	$130	$3,101

Note 2 - Restatement of Previously Issued Condensed Consolidated Financial Statements (Continued)

Impact on Condensed Consolidated Statement of Cash Flows (Unaudited) (In Thousands)

	Six months ended June 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$2,944	$130	$3,074
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	1,392	0	1,392
Losses recognized on marketable securities	1	0	1
Deferred income taxes	0	72	72
Share based compensation	1,069	0	1,069
Excess tax benefit from share-based compensation	(70)	0	(70)
Changes in certain operating assets and liabilities:
Trade accounts receivable	(35,235)	0	(35,235)
Income taxes receivable	2,754	(1)	2,753
Prepaid expenses and other	(1,876)	0	(1,876)
Accounts payable	(300)	0	(300)
Accrued payroll, payroll taxes and related benefits	24,094	825	24,919
Other accrued liabilities	(21)	(1,364)	(1,385)
Workers’ compensation claims liabilities	13,629	337	13,966
Safety incentives liability	3,915	0	3,915
Customer deposits, long-term liabilities and other assets, net	278	0	278

Net cash provided by operating activities	12,574	(1)	12,573

Cash flows from investing activities:
Purchase of property and equipment	(1,365)	0	(1,365)
Purchase of marketable securities	(2,315)	0	(2,315)
Proceeds from sales and maturities of marketable securities	47,197	0	47,197
Purchase of restricted marketable securities	(64,483)	0	(64,483)
Proceeds from maturities of restricted marketable securities	3,621	0	3,621

Net cash used in investing activities	(17,345)	0	(17,345)

Cash flows from financing activities:
Proceeds from credit-line borrowings	44,934	0	44,934
Payments on credit-line borrowings	(41,711)	0	(41,711)
Payments on long-term debt	(3,110)	0	(3,110)
Common stock repurchased on vesting of restricted stock units	(65)	0	(65)
Dividends paid	(3,142)	1	(3,141)
Proceeds from the exercise of stock options and vesting of restricted stock units	690	0	690
Excess tax benefit from share-based compensation	70	0	70
Net cash used in financing activities	(2,334)	1	(2,333)

Net decrease in cash and cash equivalents	(7,105)	0	(7,105)
Cash and cash equivalents, beginning of period	11,544	0	11,544
Cash and cash equivalents, end of period	$4,439	$0	$4,439

Note 3 - Fair Value Measurement

The following table summarizes the Company’s marketable securities at June 30, 2016 and December 31, 2015 measured at fair value on a recurring basis (in thousands):

	June 30, 2016			December 31, 2015
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis
Current:
Cash Equivalents:
Money Market Funds	$4,830	$0	$4,830	$21,312	$0	$21,312

Available for Sale - Restricted:
Money Market Funds	48,371	0	48,371	76,023	0	76,023
Certificate of Deposit	0	0	0	10,000	0	10,000

Total Current Investments	53,201	0	53,201	107,335	0	107,335

Long term:
Available-for-sale:
Municipal Bonds	1,500	1	1,501	3,135	(3)	3,132
Corporate Bonds	863	(2)	861	2,970	(24)	2,946
Money Market Funds	94	0	94	4	0	4

Available for Sale - Restricted:
Money Market Funds	221,728	0	221,728	175,869	0	175,869
Certificates of Deposit	11,776	(1)	11,775	496	(1)	495
U.S. Treasuries	5,280	17	5,297	4,752	1	4,753
Corporate Bonds	3,217	8	3,225	2,996	(24)	2,972
Municipal Bonds	3,160	12	3,172	3,613	(1)	3,612

Total Long Term Investments	247,618	35	247,653	193,835	(52)	193,783

Total Investments	$300,819	$35	$300,854	$301,170	$(52)	$301,118

Note 3 - Fair Value Measurement (Continued)

The following table summarizes the Company’s financial assets at June 30, 2016 and December 31, 2015 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	June 30, 2016				December 31, 2015
	Total Recorded Basis	Level 1	Level 2	Level 3	Total Recorded Basis	Level 1	Level 2	Level 3
Cash Equivalents:
Money Market	$4,830	$0	$4,830	$0	$21,312	$0	$21,312	$0

Available for Sale - Unrestricted:
Municipal Bonds	1,501	50	1,451	0	3,132	241	2,891	0
Corporate Bonds	861	401	460	0	2,946	2,291	655	0
Money Market Funds	94	0	94	0	4	0	4	0

Available for Sale - Restricted:
Money Market	270,099	888	269,211	0	251,892	17	251,875	0
Certificates of Deposit	11,775	0	11,775	0	10,495	0	10,495	0
U.S. Treasuries	5,297	5,297	0	0	4,753	4,753	0	0
Corporate Bonds	3,225	2,174	1,051	0	2,972	2,285	687	0
Municipal Bonds	3,172	213	2,959	0	3,612	389	3,223	0

Total Available for Sale Securities	296,024	9,023	287,001	0	279,806	9,976	269,830	0

Total Investments	$300,854	$9,023	$291,831	$0	$301,118	$9,976	$291,142	$0

Note 4 - Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
		(As Restated)		(As Restated)
Beginning balance
Workers’ compensation claims liabilities	$265,142	$231,723	$255,675	$225,279

Add: claims expense accrual:
Current period	34,627	30,748	65,781	58,530
Prior periods	(1,396)	(4,234)	(548)	(7,131)

	33,231	26,514	65,233	51,399

Less: claim payments related to:
Current period	3,698	3,512	4,969	4,410
Prior periods	17,625	15,481	38,889	33,024

	21,323	18,993	43,858	37,434

Ending balance
Workers’ compensation claims liabilities	$277,050	$239,244	$277,050	$239,244

Incurred but not reported (IBNR)	$140,115	$118,959	$140,115	$118,959

The states of California, Oregon, Maryland, Washington, Delaware and Colorado required us to maintain specified investment balances or other financial instruments totaling $158.2 million at June 30, 2016 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. In partial satisfaction of these requirements at June 30, 2016, we have provided surety bonds and standby letters of credit totaling $152.0 million, including a California requirement of $147.2 million.

As part of its fronted workers’ compensation insurance program with ACE Group (“ACE”) in the states of California, Delaware, Virginia, Pennsylvania and the District of Columbia, the Company makes payments into a trust account (“the ACE trust account”) to be used for the payment of future claims. The balance in the ACE trust account was $232.9 million and $166.6 million at June 30, 2016 and December 31, 2015, respectively. The ACE trust account balances are included as a component of the current and long-term restricted marketable securities and workers’ compensation deposits in the Company’s condensed consolidated balance sheets.

Note 5 - Revolving Credit Facility and Long-Term Debt

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement provided for a $40.0 million term loan maturing December 31, 2016, as well as a $14.0 million revolving credit line, with a $6.0 million sublimit for unsecured standby letters of credit. The outstanding balance on the term loan was $7.5 million and $15.0 million at June 30, 2016 and December 31, 2015, respectively.

The Agreement also included $42.3 million in cash-secured letters of credit at June 30, 2016 to satisfy collateral requirements associated with the Company’s former status as a self-insured employer in California. In conjunction with these letters of credit, the Company posted with the Bank as collateral $44.0 million in restricted money market funds and restricted certificates of deposit.

The term loan with the Bank requires payments of $5.0 million on September 30, 2016 and $2.5 million upon the earlier of December 31, 2016 or the receipt of federal unemployment tax refunds. The term loan bears interest at the one month LIBOR plus 4.0%.

Advances under the revolving credit facility bear interest as selected by the Company of either (a) a daily floating rate of one month LIBOR plus 2.0% or (b) a fixed rate of LIBOR plus 2.0%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit facility, and a fee of 1.75% of the face amount of each letter of credit. The Company had no outstanding borrowings on its revolving credit line at June 30, 2016 and December 31, 2015. The revolving line of credit expires on October 1, 2017.

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles and equipment.

The Agreement requires the satisfaction of certain financial covenants as follows:

•	minimum Fixed Charge Coverage ratio of no less than 2.25:1.0, measured quarterly on a rolling four-quarter basis, with Fixed Charge Coverage Ratio defined as (i) EBITDA (net profit before taxes plus interest expense, net of capitalized interest expense, depreciation expense and amortization expense) minus distributions, dividends and cash taxes paid, divided by (ii) $9,425,000. Prior to June 30, 2016, the minimum Fixed Charge Coverage ratio was no less than 1.50:1.0, measured quarterly on a rolling four-quarter basis.

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly.

The Agreement includes certain additional restrictions as follows:

•	capital expenditures may not exceed a total of $4.0 million in 2016 without the Bank’s prior approval;

•	incurring additional indebtedness is prohibited without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing and the aggregate of all purchase money indebtedness may not exceed $400,000 at any time;

Note 5 - Revolving Credit Facility and Long-Term Debt (Continued)

•	repurchases of the Company’s common stock are prohibited.

•	quarterly cash dividends up to $0.22 per share may be paid so long as there is no default by the Company and payment would not cause a default; and

•	delisting of the Company’s common stock by The Nasdaq Stock Market (“Nasdaq”) is an event of default.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable.

At June 30, 2016, the Company was in violation of the ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0. The Bank agreed to waive this covenant violation.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.7 million and $4.8 million at June 30, 2016 and December 31, 2015, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017.

Note 6 - Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended June 30, 2016.

The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014.

Note 7 - Litigation

On November 6, 2014, plaintiffs in Michael Arciaga, et al. v. Barrett Business Services, Inc., et al., filed an action in the United States District Court for the Western District of Washington against BBSI, Michael L. Elich, BBSI’s Chief Executive Officer, and James D. Miller, BBSI’s then Chief Financial Officer. The action purported to be a class action brought on behalf of all Company shareholders alleging violations of the federal securities laws. The claims arose from the decline in the market price for BBSI common stock following announcement of a charge for increased workers’ compensation reserves expense. The lawsuit sought compensatory damages (in an amount to be determined at trial), plus interest, and costs and expenses (including attorney fees and expert fees).

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

Note 7 – Litigation (Continued)

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

BBSI responded to the second amended consolidated complaint by filing a motion to dismiss on May 23, 2016. Messrs. Elich and Miller joined in that motion. BBSI filed its reply brief to plaintiffs’ opposition to the motion to dismiss on July 25, 2016.

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

Management is unable to estimate the probability, or the potential range of loss arising from the legal actions described above.

BBSI is subject to other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to other currently pending or threatened actions is not expected to materially affect the Company’s consolidated financial position or results of operations.

Note 8 – Subsequent Events

On July 1, 2016 the Company sold 1.25 acres of river front property on the Columbia River in Washougal, Washington for $1.5 million. The loss on the sale was immaterial.

On July 7, 2016 Nasdaq issued a written decision which stated the Nasdaq hearings panel had determined that the Company had regained compliance with Nasdaq listing standards.

On August 8, 2016, the Company received notification from the Internal Revenue Service of overpayment of federal unemployment taxes (FUTA) in the amounts of $795,000 and $1.8 million for 2013 and 2014, respectively, based on the Company’s amended returns for those years. In addition, the Company has filed an amendment for a 2015 FUTA refund. As of August 9, 2016, the Company has not received a notice from the Internal Revenue Service regarding the 2015 amended return.

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

Services Overview. BBSI’s core purpose is to advocate for business owners, particularly in the small and mid-sized business segment. Our evolution from an entrepreneurially run company to a professionally managed organization has helped inform our view that all businesses experience inflection points at key stages of growth. The insights gained through our own growth, along with the trends we see in working with more than 4,000 companies each day, define our approach to guiding business owners through the challenges associated with being an employer. BBSI’s business teams align with each business owner client through a structured three-tiered progression. In doing so, business teams focus on the objectives of each business owner and deliver planning, guidance and resources in support of those objectives.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015.

	Percentage of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(As Restated)		(As Restated)
Revenues:
Professional employer service fees	81.5%	76.7%	81.3%	76.6%
Staffing services	18.5	23.3	18.7	23.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	13.9	17.7	14.1	17.8
Payroll taxes and benefits	40.7	39.5	47.4	45.9
Workers’ compensation	24.6	22.8	25.2	23.3

Total cost of revenues	79.2	80.0	86.7	87.0

Gross margin	20.8	20.0	13.3	13.0

Selling, general and administrative expenses	14.0	11.7	12.7	11.0
Depreciation and amortization	0.4	0.4	0.4	0.4

Income from operations	6.4	7.9	0.2	1.6

Other income (expense), net	0.0	(0.2)	0.0	(0.2)

Income before income taxes	6.4	7.7	0.2	1.4

Provision for income taxes	2.2	2.8	0.1	0.5

Net income	4.2%	4.9%	0.1%	0.9%

We report professional employer service revenues on a net basis because we are not the primary obligor for the services provided by our co-employed clients to their customers pursuant to our client service agreements. We present for comparison purposes the gross revenues and cost of revenues information for the three and six months ended June 30, 2016 and 2015 in the table below. Although not in accordance with GAAP, management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our professional employer services on a basis comparable to our staffing services.

The presentation of revenues on a net basis and the relative contributions of staffing and professional employer services revenues can create volatility in our gross margin percentage. The general impact of fluctuations in our revenue mix is described below.

•	A relative increase in professional employer services revenue will result in higher gross margin percentage. Improvement in gross margin percentage occurs because incremental client service revenue dollars are reported as revenue net of all related direct payroll and safety incentive costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	A relative decrease in staffing revenues will typically result in a higher gross margin percentage. Staffing revenues are presented at gross with the related direct costs reported in cost of revenues. While staffing relationships typically have higher margins than professional employer service relationships, an increase in staffing revenues and related costs increases the impact of the net professional employer services revenue on gross margin percentage.

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
Non-GAAP (in thousands)	2016	2015	2016	2015
		(As Restated)		(As Restated)
Revenues:
Professional employer services	$1,102,884	$929,521	$2,130,482	$1,787,282
Staffing services	37,641	42,347	73,932	81,513

Total revenues	1,140,525	971,868	2,204,414	1,868,795

Cost of revenues:
Direct payroll costs	958,458	815,773	1,852,508	1,570,209
Payroll taxes and benefits	82,885	71,808	186,645	159,885
Workers’ compensation	56,929	47,809	112,621	93,292

Total cost of revenues	1,098,272	935,390	2,151,774	1,823,386

Gross margin	$42,253	$36,478	$52,640	$45,409

A reconciliation of non-GAAP gross revenues to net revenues is as follows for the three and six months ended June 30, 2016 and 2015 (in thousands):

	(Unaudited)
	Three Months Ended June 30,
	Gross Revenue				Net Revenue
	Reporting Method				Reporting Method
	(Non-GAAP)		Reclassification		(GAAP)
	2016	2015	2016	2015	2016	2015
		(As Restated)		(As Restated)		(As Restated)
Revenues:
Professional employer services	$1,102,884	$929,521	$(937,108)	$(789,909)	$165,776	$139,612
Staffing services	37,641	42,347	0	0	37,641	42,347

Total revenues	$1,140,525	$971,868	$(937,108)	$(789,909)	$203,417	$181,959

Cost of revenues	$1,098,272	$935,390	$(937,108)	$(789,909)	$161,164	$145,481

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	(Unaudited)
	Six Months Ended June 30,
	Gross Revenue				Net Revenue
	Reporting Method				Reporting Method
	(Non-GAAP)		Reclassification		(GAAP)
	2016	2015	2016	2015	2016	2015
		(As Restated)		(As Restated)		(As Restated)
Revenues:
Professional employer services	$2,130,482	$1,787,282	$(1,810,030)	$(1,520,436)	$320,452	$266,846
Staffing services	73,932	81,513	0	0	73,932	81,513

Total revenues	$2,204,414	$1,868,795	$(1,810,030)	$(1,520,436)	$394,384	$348,359

Cost of revenues	$2,151,774	$1,823,386	$(1,810,030)	$(1,520,436)	$341,744	$302,950

The amount of the reclassification is comprised of direct payroll costs and safety incentives attributable to our professional employer services client companies.

Three months ended June 30, 2016 and 2015

Net income for the second quarter of 2016 amounted to $8.5 million compared to net income of $8.9 million for the second quarter of 2015. Diluted income per share for the second quarter of 2016 was $1.16 compared to diluted income per share of $1.21 for 2015.

Revenues for the second quarter of 2016 totaled $203.4 million, an increase of approximately $21.5 million or 11.8% over the second quarter of 2015, which reflects an increase in the Company’s professional employer service fee revenue of $26.2 million or 18.7%, offset by a decrease in staffing services revenue of $4.7 million or 11.1%.

Approximately 78% of our total net revenues for both periods was attributable to our California operations.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the second quarter of 2016 nearly doubled business lost from former customers. Professional employer service revenue from continuing customers reflected an 8.7% increase compared to the second quarter of 2015, primarily resulting from increases in employee headcount and hours worked. The decrease in staffing services revenue was due primarily to a decrease in net staffing business as lost business from former customers exceeded the addition of new business, coupled with a decrease in revenue from continuing customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three months ended June 30, 2016 and 2015 (Continued)

Gross margin for the second quarter of 2016 totaled approximately $42.3 million or 20.8% of revenue compared to $36.5 million or 20.0% of revenue for the second quarter of 2015. The increase in gross margin percentage was primarily due to a decrease in direct payroll cost, as a percentage of revenues, partially offset by increases in workers’ compensation expense along with payroll taxes and benefits, as a percentage of revenues.

Direct payroll costs as a percentage of revenues decreased to 13.9% for the second quarter of 2016 from 17.7% for the second quarter of 2015, primarily due to the increase in professional employer services and the decrease of staffing services within the mix of our customer base compared to the second quarter of 2015.

Payroll taxes and benefits as a percentage of revenues for the second quarter of 2016 was 40.7% compared to 39.5% for the second quarter of 2015. The percentage rate increase was primarily due to the effect of growth in professional employer services, where payroll taxes and benefits are presented at gross cost. The effect of the growth in professional employer services on payroll taxes and benefits was partially offset by a decline in the overall state unemployment tax rates in states where the Company does business.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $41.5 million or 22.8% in the second quarter of 2015 to $50.1 million or 24.6% in the second quarter of 2016. The percentage rate increase was primarily due to the change in prior periods’ claims expense from $(4.2) million in the second quarter of 2015 to $(1.4) million in the second quarter of 2016.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2016 totaled approximately $28.5 million, an increase of $7.1 million or 33.0% over the second quarter of 2015. A portion of the increase was due to $2.6 million in legal and accounting costs associated with financial restatements, outside investigations and legal proceedings related to securities law issues. We also incurred higher management payroll and other branch level expenses to support our business growth.

Other income, net for the second quarter of 2016 totaled approximately $6,000 as compared to an expense of $398,000 for the second quarter of 2015. The change was primarily attributable to a decrease in interest expense from $562,000 in the second quarter of 2015 to $248,000 in the second quarter of 2016.

Our effective income tax rate for the second quarter of 2016 was 34.4%, compared to 36.1% for the second quarter of 2015. Our income tax rate typically differs from the federal statutory tax rate of 35% primarily due to federal and state tax credits.

The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Six months ended June 30, 2016 and 2015

Net income for the six months ended June 30, 2016 amounted to $519,000 compared to a net income of $3.1 million for the first six months of 2015. Diluted income per share for the first six months of 2016 was $0.07 compared to diluted income per share of $0.42 for 2015.

Revenues for the first six months of 2016 totaled $394.4 million, an increase of approximately $46.0 million or 13.2% over the similar period of 2015, which reflects an increase in the Company’s professional employer service fee revenue of $53.6 million or 20.1%, offset by a decrease in staffing services revenue of $7.6 million or 9.3%.

Approximately 79% and 78%, respectively, of our total net revenues during the first six months ended June 30, 2016 and 2015 was attributable to our California operations.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the first six months of 2016 nearly doubled business lost from former customers. Professional employer service revenue from continuing customers reflected a 7.5% increase compared to the first six months of 2015, primarily resulting from increases in employee headcount and hours worked. The decrease in staffing services revenue was due primarily to a decrease in net staffing business as lost business from former customers exceeded the addition of new business, coupled with a decrease in revenue from continuing customers.

Gross margin for the first six months of 2016 increased to approximately $52.6 million or 13.3% of revenue compared to $45.4 million or 13.0% of revenue for the first six months of 2015. The increase in gross margin percentage was primarily due to a decrease in direct payroll cost, as a percentage of revenues, partially offset by increases in workers’ compensation expense along with payroll taxes and benefits, as a percentage of revenues.

Direct payroll costs as a percentage of revenues decreased to 14.1% for the first six months of 2016 from 17.8% for the first six months of 2015, primarily due to the increase in professional employer services and the decrease of staffing services within the mix of our customer base compared to the first six months of 2015.

Payroll taxes and benefits as a percentage of revenues for the first six months of 2016 was 47.4% compared to 45.9% for the first six months of 2015. The percentage rate increase was primarily due to the effect of growth in professional employer services, where payroll taxes and benefits are presented at gross cost. The effect of the growth in professional employer services on payroll taxes and benefits was partially offset by a decline in the overall state unemployment tax rates in states where the Company does business.

Workers’ compensation expense, in terms of dollars and as a percentage of revenues, increased from $81.1 million or 23.3% in the first six months of 2015 to $99.5 million or 25.2% in the first six months of 2016. The percentage rate increase was primarily due to the change in prior periods’ claims expense from ($7.1) million in the first six months of 2015 to $(0.5) million in the first six months of 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Six months ended June 30, 2016 and 2015 (Continued)

SG&A expenses for the first six months of 2016 totaled approximately $50.4 million, an increase of $12.0 million or 31.2% over the first six months of 2015. A portion of the increase was due to $4.4 million in legal and accounting costs associated with financial restatements, outside investigations and legal proceedings related to securities law issues. We also incurred higher management payroll and other branch level expenses to support our business growth.

Other expense, net for the six months ended June 30, 2016 totaled approximately $2,000 as compared to $845,000 for the comparable 2015 period. The change was primarily attributable to a decrease in interest expense from $1.1 million in the first six months of 2015 to $508,000 in the first six months of 2016, as well as an increase in investment income from $316,000 in the first six months of 2015 to $507,000 in the first six months of 2016.

Our effective income tax rate for the first six months of 2016 was 28.5%, compared to 35.6% for the first six months of 2015. The decrease in the effective income tax rate is primarily due to discrete items of $42,000, which had a material impact on the rate due to the relative proportion of these discrete items to net income compared to the first six months of 2015.

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

Liquidity and Capital Resources

The Company’s cash position of $422,000 at June 30, 2016 decreased $24.8 million from December 31, 2015, which compares to a decrease of $4.4 million for the comparable period of 2015. The decrease in cash at June 30, 2016, as compared to December 31, 2015, was primarily due to purchases of securities of $89.7 million and an increase in trade accounts receivable of $87.4 million, partially offset by net income of $519,000, proceeds from sales and maturities of securities of $73.6 million, an increase in accrued payroll, payroll taxes and related benefits of $65.0 million, and an increase in workers’ compensation claims liabilities of $21.4 million.

Net cash provided by operating activities for the six months ended June 30, 2016 amounted to $4.5 million, compared to cash provided by operating activities of $12.6 million for the comparable period of 2015. For the six months ended June 30, 2016, cash flow was primarily due to net income of $519,000, an increase in accrued payroll, payroll taxes and related benefits of $65.0 million, an increase in workers’ compensation claims liabilities of $21.4 million, and an increase in safety incentive liability of $3.0 million, partially offset by an increase in trade accounts receivable of $87.4 million.

Net cash used in investing activities totaled $18.8 million for the six months ended June 30, 2016, compared to net cash used of $17.3 million for the comparable period of 2015. For the six months ended June 30, 2016, cash used in investing activities consisted primarily of purchases of restricted marketable securities of $79.4 million and restricted certificates of deposits of $10.0 million, partially offset by proceeds from sales and maturities of restricted marketable securities of $59.6 million and restricted certificates of deposits of $10.0 million.

Net cash used in financing activities for the six months ended June 30, 2016 was $10.5 million, compared to net cash used in financing activities of $2.3 million for the comparable period of 2015. For the six months ended June 30, 2016, cash was primarily used for debt payments of $7.6 million and dividend payments of $3.2 million.

The states of California, Oregon, Maryland, Washington, Delaware and Colorado required us to maintain specified investment balances or other financial instruments totaling $158.2 million at June 30, 2016 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. In partial satisfaction of these requirements, at June 30, 2016, we have provided surety bonds and standby letters of credit totaling $152.0 million, including a California requirement of $147.2 million.

Due to a decrease in our California workers’ compensation claims liability during the first six months of 2016, the surety insurers decreased their letter of credit requirement to $42.3 million at June 30, 2016 from $88.3 million at December 31, 2015. The collateral associated with the letters of credit decreased to $44.0 million at June 30, 2016 from $92.4 million at December 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management expects the letters of credit and related collateral to decrease over time as a result of a declining self-insured liability in California. The Company’s self-insured status in California ended on December 31, 2014.

As part of the ACE fronted workers’ compensation insurance program, the Company makes monthly payments into the ACE trust account, to be used for the payment of future claims. The balance in the ACE trust account was $232.9 million and $166.6 million at June 30, 2016 and December 31, 2015, respectively. The ACE trust account balance is made up of money market funds, included as a component of the current and long-term restricted marketable securities and workers’ compensation deposits in the Company’s consolidated balance sheets.

As disclosed in Note 5 to the condensed consolidated financial statements in this report, the Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement provided for a $40.0 million term loan maturing December 31, 2016, as well as a $14.0 million revolving credit line, with a $6.0 million sublimit for unsecured standby letters of credit. The outstanding balance on the term loan was $7.5 million and $15.0 million at June 30, 2016 and December 31, 2015, respectively.

The Agreement also included $42.3 million in cash-secured letters of credit at June 30, 2016 to satisfy collateral requirements associated with the Company’s former status as a self-insured employer in California. In conjunction with these letters of credit, the Company posted with the Bank as collateral $44.0 million in restricted money market funds and restricted certificates of deposit.

The term loan with the Bank requires payments of $5.0 million on September 30, 2016 and $2.5 million upon the earlier of December 31, 2016 or the receipt of federal unemployment tax refunds. The term loan bears interest at the one month LIBOR plus 4.0%.

Advances under the revolving credit facility bear interest as selected by the Company of either (a) a daily floating rate of one month LIBOR plus 2.0% or (b) a fixed rate of LIBOR plus 2.0%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit facility, and a fee of 1.75% of the face amount of each letter of credit. The Company had no outstanding borrowings on its revolving credit line at June 30, 2016 and December 31, 2015. The revolving line of credit expires on October 1, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles and equipment.

The Agreement requires the satisfaction of certain financial covenants as follows:

•	minimum Fixed Charge Coverage ratio of no less than 2.25:1.0, measured quarterly on a rolling four-quarter basis, with Fixed Charge Coverage Ratio defined as (i) EBITDA (net profit before taxes plus interest expense, net of capitalized interest expense, depreciation expense and amortization expense) minus distributions, dividends and cash taxes paid, divided by (ii) $9,425,000. Prior to June 30, 2016, the minimum Fixed Charge Coverage ratio was no less than 1.50:1.0, measured quarterly on a rolling four-quarter basis.

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly.

The Agreement includes certain additional restrictions as follows:

•	capital expenditures may not exceed a total of $4.0 million in 2016 without the Bank’s prior approval;

•	incurring additional indebtedness is prohibited without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing and the aggregate of all purchase money indebtedness may not exceed $400,000 at any time;

•	repurchases of the Company’s common stock are prohibited.

•	quarterly cash dividends up to $0.22 per share may be paid so long as there is no default by the Company and payment would not cause a default; and

•	delisting of the Company’s common stock by The Nasdaq Stock Market (“Nasdaq”) is an event of default.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable.

At June 30, 2016, the Company was in violation of the ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0. The Bank agreed to waive this covenant violation.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.7 million and $4.8 million at June 30, 2016 and December 31, 2015, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in our market areas and their effect on revenue levels, the effect of changes in our mix of services on gross margin, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, the effect of changes in our reserving practices and claims management process on our actuarial estimates and workers’ compensation reserves, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned fully licensed insurance subsidiaries, the effects of becoming self-insured for certain business risks, the risks of operation and cost of our fronted insurance program with ACE, our ability to pass on increased costs relating to the mandate to provide health insurance coverage to our clients, the effects of material weaknesses in our internal control environment, the effectiveness of our management information systems, payment of future dividends, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, compliance with the continued listing requirements of The Nasdaq Stock Market (“Nasdaq”), current and future shareholder litigation, the ongoing investigations by the Securities and Exchange Commission (the “SEC”), and the United States Department of Justice (the “DOJ”), the effect of changes in the interest rate environment on the value of our investment securities and long-term debt, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include our ability to retain current clients and attract new clients, difficulties associated with integrating clients into our operations, economic trends in our service areas, the potential for material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of our primary markets, collectability of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by our future operating results, the outcome of the examination of our federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014 by the Internal Revenue Service, the cost of defending against or settling

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

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets and its outstanding borrowings on its line of credit and long-term debt. As of June 30, 2016, the Company’s investment portfolio consisted principally of approximately $275.0 million in money market funds, $11.8 million in certificates of deposit, $5.3 million in U.S. Treasuries, $4.7 million in municipal bonds, and $4.1 million in corporate bonds. The Company’s outstanding long-term debt totaled approximately $12.2 million at June 30, 2016. Based on the Company’s overall interest exposure at June 30, 2016, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets, its outstanding borrowings or its results of operations because of the predominantly short maturities of the securities within the investment portfolio and the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2016 because of the material weaknesses in our internal control over financial reporting (“ICFR”) described below.

Previously Identified Material Weaknesses

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, management identified the following material weaknesses in internal control over financial reporting:

1)	The control environment, which includes the Company’s Code of Business Conduct, is the responsibility of senior management and the Company’s Audit and Compliance Committee of the Board of Directors (the “Audit Committee”), sets the tone of our organization, influences the control consciousness of employees and is the foundation for the other components of ICFR. On March 3, 2016, the Audit Committee met with James D. Miller, the Company’s then CFO. Mr. Miller reported that he had made unsupported journal entries in the Company’s financial records in circumvention of the Company’s ICFR. Based on information provided by Mr. Miller and additional investigation undertaken at the direction of the Audit Committee, the primary effect of the unsupported, non-GAAP journal entries, confirmed as such through the investigation, was the understatement of workers’ compensation expense and overstatement of payroll taxes and benefits expense during the years ended December 31, 2014, 2013 and 2012. Following these events, the Company determined that the former CFO did not promote an attitude of integrity and control consciousness, leading to insufficient attention to his responsibilities and the Company’s ICFR. As a result of the actions of the former CFO, we have determined that our management review controls were not operating effectively, leading to additional material weaknesses as noted below. Further, effective mitigating controls were not in place elsewhere among senior management or the Board of Directors to discourage, prevent or detect management override of internal controls related to the Company’s financial reporting process.

2)	The Company did not maintain effective internal control over the process for deriving accounting estimates related to workers’ compensation expense. Specifically, the Company did not ensure appropriate review of the data provided to its actuary or the analysis underlying actuarial reports provided by the actuary. As a result of this control deficiency, the Company failed to detect on a timely basis errors in its workers’ compensation expense with respect to MCC fees incurred for the administration of workers’ compensation claims, unallocated loss adjustment expense, and costs related to development of prior period claims.

3)	The Company did not maintain effective internal control over the review, approval, and documentation of journal entries. Specifically, the Company failed to detect on a timely basis the recording of unsupported journal entries in the Company’s books and records relating primarily to payroll taxes and benefits and workers’ compensation expense.

4)	The Company did not design and maintain effective internal control over account reconciliation procedures related to workers’ compensation accruals. As a result of this deficiency, the Company failed to detect on a timely basis errors related to workers’ compensation liability and workers’ compensation expense.

Item 4.	Controls and Procedures (Continued)

5)	The Company did not maintain effective internal controls related to its information and technology systems. Specifically the Company did not maintain effective controls over program changes and access to programs and data, and mitigating controls were ineffective.

6)	The Company did not maintain effective internal control over the review of payroll tax accruals and payroll tax expense, allowing for management override of controls. As a result of this deficiency, the Company failed to detect on a timely basis errors in the calculation of its federal and state payroll tax accruals and payroll tax expense.

Plan for Remediation of Material Weaknesses

The Company’s Board of Directors, Audit Committee, and management are actively engaged in the planning for and implementation of remediation efforts to address the material weaknesses identified above. Management has taken the following actions to address the material weaknesses:

•	Terminated the employment of the former CFO following his report to the Audit Committee regarding his actions in recording unsupported journal entries in the Company’s financial records.

•	The Audit Committee engaged an independent public accounting firm to perform a forensic accounting investigation for the period from January 1, 2009, through March 31, 2016. This investigation has been completed.

•	Hired a permanent CFO with meaningful industry, public company accounting and financial experience.

•	Instituted a search with the goal of adding to the Board of Directors two or more individuals with expertise in the governance of public companies, including board level independent oversight experience, service on an audit committee, and public company accounting and auditing. The Company intends to add an individual to serve as chair of the Audit Committee and as its Audit Committee financial expert.

•	Directed the Audit Committee to ensure timely review by the Audit Committee of all engagements entered into by management relating to actuaries, specialists or other professionals whose consulting work could have an impact on the Company’s financial reporting.

•	Established a Workers’ Compensation Committee (“WCC”) consisting of the Chief Operating Officer – Corporate Operations, Chief Financial Officer, Corporate Controller and Director of Insurance to oversee the Company’s controls and procedures related to workers’ compensation claims administration and expense and its process for developing reserve estimates, as well as to participate in substantive communications with the Company’s independent actuary with regard to the Company’s reserve for workers’ compensation liabilities.

•	Established a procedure for quarterly meetings of the WCC with the Company’s independent actuary with the goal of ensuring that the actuary is fully informed and has a complete understanding of the components included in the payroll and workers’ compensation claims data provided to the actuary by the Company and to vet fully the quarterly actuarial report produced by the actuary. Meetings occurred in April and July, 2016.

•	Directed the Company’s interim CFO to implement a process of regular communication with the Audit Committee regarding management initiatives that may have a material effect on the Company’s financial statements or involve material changes in the Company’s accounting practices or ICFR.

Item 4.	Controls and Procedures (Continued)

•	Met with members of the Company’s accounting staff to ensure their understanding of the requirements and importance of the Company’s Code of Ethics for Senior Financial Officers, a specific section of the Company’s Code of Business Conduct.

•	Directed the Company’s interim CFO to retain an outside third-party expert to provide in-depth education and training as promptly as practicable for all BBSI accounting staff and other relevant personnel regarding the disclosure and financial records requirements of the federal securities laws applicable to public companies, the requirements and importance of ICFR, and the requirements and significance of the Company’s Code of Ethics for Senior Financial Officers.

The following actions are also currently being undertaken by management to address the material weaknesses:

•	Implementing a process of regular communication by the Board of Directors, Audit Committee, and executive officers to all employees regarding the ethical values of the Company and the requirement on the part of all directors, officers, and employees to comply with applicable law, the Company’s Code of Business Conduct, and the Company’s accounting policies and ICFR. As an initial step, the CEO distributed a written communication companywide reiterating the Company’s focus on honesty and integrity, establishing at the Director level a designated liaison at the Company who employees may contact to discuss a potential ethical issue and reminding employees of their ability to report concerns anonymously through the Company’s whistleblower hotline in place since 2004.

•	Engaging one or more outside third-party experts to assist management with assessing and enhancing the Company’s control environment.

•	Increasing and enhancing resources within the accounting and finance group to address standardization of processes, training regarding critical accounting policies affecting the Company and development of competencies and understanding of relevant accounting policies and ICFR.

Lastly, over the course of the ensuing months, management intends to undertake the following actions in consultation with an outside third-party expert to address material weaknesses in the Company’s control environment:

•	Enhancing the design of processes and controls relating to the determination of certain accounting estimates, and in particular, appropriate review of the inputs and data used in the formulation of the estimates, including data provided to actuaries, review of actuarial reports, and review, approval and application of appropriate GAAP for transactions and accounting methodology changes.

•	Enhancing the design of processes and controls surrounding manual journal entries, including implementation of new controls over the review, approval and recording of manual journal entries to ensure that manual journal entries recorded in the financial records are properly prepared, supported by adequate documentation, and independently reviewed and approved.

•	Enhancing the design of processes and controls relating to effective and timely reconciliations of balance sheet accounts.

•	Implementing changes to controls over restrictions on access to and segregation of duties within the Company’s information and technology system.

•	Enhancing the design of processes and controls relating to the implementation of improvements to the Company’s information and technology systems.

Item 4.	Controls and Procedures (Continued)

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 6, 2014, plaintiffs in Michael Arciaga, et al. v. Barrett Business Services, Inc., et al., filed an action in the United States District Court for the Western District of Washington against BBSI, Michael L. Elich, BBSI’s Chief Executive Officer, and James D. Miller, BBSI’s then Chief Financial Officer. The action purported to be a class action brought on behalf of all Company shareholders alleging violations of the federal securities laws. The claims arose from the decline in the market price for BBSI Common Stock following announcement of a charge for increased workers’ compensation reserves expense. The lawsuit sought compensatory damages (in an amount to be determined at trial), plus interest, and costs and expenses (including attorney fees and expert fees).

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

Item 1.	Legal Proceedings (Continued)

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

BBSI responded to the second amended consolidated complaint by filing a motion to dismiss on May 23, 2016. Messrs. Elich and Miller joined in that motion. BBSI filed its reply brief to plaintiffs’ opposition to the motion to dismiss on July 25, 2016.

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

The Company was also advised by the United States Department of Justice in mid-June 2016 that it has commenced an investigation. BBSI is cooperating fully with the investigation.

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

Management is unable to estimate the probability, or the potential range of loss arising from the legal actions described above.

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

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: August 9, 2016	By:	/s/ Thomas J. Carley
Thomas J. Carley
Interim Principal Financial and Accounting Officer

EXHIBIT INDEX**

4.1	Third Amendment to Credit Agreement dated as of April 15, 2016, between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”).

4.2	Third Amendment to Second Amended and Restated Third Party Security Agreement: Specific Rights to Payment dated as of April 15, 2016, between Associated Insurance Company for Excess (“AICE”) and Wells Fargo.

4.3	Fourth Amendment to Credit Agreement dated as of June 28, 2016, between the Registrant and Wells Fargo.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a).

32.	Certification pursuant to 18 U.S.C. Section 1350.

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

**	Except as otherwise indicated, the SEC File Number for all exhibits is 000-21866.