Form 10-Q
period 2016-09-30
BARRETT BUSINESS SERVICES INC
filed 2016-11-09
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 1, 2016, 7,243,667 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$26,786	$25,218
Trade accounts receivable, net	140,074	90,529
Income taxes receivable	0	1,038
Prepaid expenses and other	3,637	3,173
Investments	1,013	0
Restricted cash and investments	51,959	86,110
Deferred income taxes	20,906	20,941

Total current assets	244,375	227,009

Investments	863	6,082
Property, equipment and software, net	25,790	22,820
Restricted cash and investments	245,020	187,916
Goodwill	47,820	47,820
Other assets	15,937	5,130

	$579,805	$496,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$221	$19,833
Accounts payable	4,520	3,217
Accrued payroll, payroll taxes and related benefits	161,062	121,343
Income taxes payable	4,797	0
Other accrued liabilities	10,751	6,166
Workers’ compensation claims liabilities	77,683	65,581
Safety incentives liability	24,997	21,253

Total current liabilities	284,031	237,393

Long-term workers’ compensation claims liabilities	214,248	190,094
Long-term debt	4,447	0
Deferred income taxes	13,256	13,256
Customer deposits and other long-term liabilities	1,443	1,483

Total liabilities	517,425	442,226

Commitments and contingencies (Notes 4 and 6)

Stockholders’ equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,244 and 7,203 shares issued and outstanding	72	72
Additional paid-in capital	8,749	6,964
Accumulated other comprehensive income (loss)	27	(31)
Retained earnings	53,532	47,546

	62,380	54,551

	$579,805	$496,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,
	2016	2015
Revenues:
Professional employer service fees	$177,229	$152,108
Staffing services	47,874	46,617

Total revenues	225,103	198,725

Cost of revenues:
Direct payroll costs	37,017	35,308
Payroll taxes and benefits	82,888	75,237
Workers’ compensation	55,639	45,290

Total cost of revenues	175,544	155,835

Gross margin	49,559	42,890

Selling, general and administrative expenses	30,440	25,440
Depreciation and amortization	823	721

Income from operations	18,296	16,729

Other income (expense):
Investment income	194	254
Interest expense	(196)	(467)
Loss on litigation	(3,305)	0
Other, net	27	(3)

Other expense, net	(3,280)	(216)

Income before income taxes	15,016	16,513

Provision for income taxes	4,783	5,540

Net income	$10,233	$10,973

Basic earnings per common share	$1.41	$1.52

Weighted average number of basic common shares outstanding	7,243	7,201

Diluted earnings per common share	$1.38	$1.49

Weighted average number of diluted common shares outstanding	7,405	7,362

Cash dividends per common share	0.22	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Nine Months Ended September 30,
	2016	2015
Revenues:
Professional employer service fees	$497,682	$418,954
Staffing services	121,806	128,130

Total revenues	619,488	547,084

Cost of revenues:
Direct payroll costs	92,667	97,260
Payroll taxes and benefits	269,533	235,122
Workers’ compensation	155,089	126,403

Total cost of revenues	517,289	458,785

Gross margin	102,199	88,299

Selling, general and administrative expenses	80,834	63,839
Depreciation and amortization	2,341	2,113

Income from operations	19,024	22,347

Other income (expense):
Investment income	702	570
Interest expense	(704)	(1,549)
Loss on litigation	(3,305)	0
Other, net	26	(82)

Other expense, net	(3,281)	(1,061)

Income before income taxes	15,743	21,286

Provision for income taxes	4,991	7,239

Net income	$10,752	$14,047

Basic earnings per common share	$1.49	$1.96

Weighted average number of basic common shares outstanding	7,220	7,163

Diluted earnings per common share	$1.46	$1.91

Weighted average number of diluted common shares outstanding	7,350	7,340

Cash dividends per common share	0.66	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended September 30,
	2016	2015
Net income	$10,233	$10,973
Unrealized gains on investments, net of tax of $2 and $4 in 2016 and 2015, respectively	4	6

Comprehensive income	$10,237	$10,979

	Nine Months Ended September 30,
	2016	2015
Net income	$10,752	$14,047
Unrealized gains on investments, net of tax of $35 and $21 in 2016 and 2015, respectively	58	33

Comprehensive income	$10,810	$14,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total

Balance, December 31, 2014 (As Restated) (1)	7,126	$71	$4,410	$(23)	$28,362	$32,820

Common stock issued on exercise of options and vesting of restricted stock units	88	1	688	0	0	689
Common stock repurchased on vesting of restricted stock units	(12)	0	(465)	0	0	(465)
Share based compensation expense	0	0	1,727	0	0	1,727
Excess tax benefits from share-based compensation	0	0	56	0	0	56
Cash dividends on common stock	0	0	0	0	(4,726)	(4,726)
Unrealized gain on investments, net of tax	0	0	0	33	0	33
Net Income	0	0	0	0	14,047	14,047

Balance, September 30, 2015	7,202	$72	$6,416	$10	$37,683	$44,181

Balance, December 31, 2015	7,203	$72	$6,964	$(31)	$47,546	$54,551

Common stock issued on exercise of options and vesting of restricted stock units	52	0	72	0	0	72
Common stock repurchased on vesting of restricted stock units	(11)	0	(433)	0	0	(433)
Share based compensation expense	0	0	1,881	0	0	1,881
Excess tax benefits from share-based compensation	0	0	265	0	0	265
Cash dividends on common stock	0	0	0	0	(4,766)	(4,766)
Unrealized gain on investments, net of tax	0	0	0	58	0	58
Net Income	0	0	0	0	10,752	10,752

Balance, September 30, 2016	7,244	$72	$8,749	$27	$53,532	$62,380

(1)	See restatement disclosure in 2015 Form 10-K

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$10,752	$14,047
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	2,341	2,113
Losses (gains) recognized on investments	3	(2)
Losses recognized on sale of property and equipment	31	0
Deferred income taxes	0	9
Share-based compensation	1,881	1,727
Excess tax benefit from share-based compensation	(265)	(56)
Changes in certain operating assets and liabilities:
Trade accounts receivable	(49,545)	(53,079)
Income taxes receivable	1,038	12,003
Prepaid expenses and other	(464)	(455)
Accounts payable	1,303	463
Accrued payroll, payroll taxes and related benefits	39,719	45,290
Other accrued liabilities	4,585	(3,847)
Income taxes payable	5,062	4,478
Workers’ compensation claims liabilities	36,256	22,493
Safety incentives liability	3,744	5,728
Customer deposits, long-term liabilities and other assets, net	851	378

Net cash provided by operating activities	57,292	51,290

Cash flows used in investing activities:
Purchase of property and equipment	(5,311)	(1,903)
Proceeds from sale of property and equipment	1,478	0
Purchase of investments	(274)	(2,943)
Proceeds from sales and maturities of investments	4,504	47,797
Purchase of restricted cash and investments	(127,207)	(99,482)
Proceeds from sales and maturities of restricted cash and investments	91,113	25,190

Net cash used in investing activities	(35,697)	(31,341)

Cash flows used in financing activities:
Proceeds from credit-line borrowings	14,868	46,106
Payments on credit-line borrowings	(14,868)	(46,106)
Payments on long-term debt	(15,165)	(10,166)
Common stock repurchased on vesting of restricted stock units	(433)	(465)
Dividends paid	(4,766)	(4,726)
Proceeds from exercise of stock options and vesting of restricted stock units	72	689
Excess tax benefits from share-based compensation	265	56

Net cash used in financing activities	(20,027)	(14,612)

Net increase in cash and cash equivalents	1,568	5,337
Cash and cash equivalents, beginning of period	25,218	11,544

Cash and cash equivalents, end of period	$26,786	$16,881

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

Revenue recognition

We recognize professional employer (“PEO”) service and staffing service revenue as services are rendered by our workforce. PEO services are normally used by organizations to satisfy ongoing needs related to the management of human capital and are governed by the terms of a client services agreement which covers all employees at a particular work site. Our client services agreements have a minimum term of one year, are renewable on an annual basis and typically require 30 days’ written notice to cancel or terminate the contract by either party. In addition, our client services agreements provide for immediate termination upon any default of the client regardless of when notice is given.

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

Cost of revenues

Our cost of revenues for staffing services includes direct payroll costs, employer payroll related taxes, employee benefits, and workers’ compensation costs. Our cost of revenues for PEO services includes only employer payroll related taxes and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers’ compensation costs consist primarily

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

of the costs associated with our workers’ compensation program, including claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, risk manager payroll, and excess insurance premiums for catastrophic injuries. We maintain separate workers’ compensation insurance policies for employees working in states where the Company is not self-insured, including California.

Cash and cash equivalents

We consider non-restricted short-term investments, which are highly liquid, readily convertible into cash, and have maturities at acquisition of less than three months to be cash equivalents for purposes of the condensed consolidated statements of cash flows and condensed consolidated balance sheets. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. The Company has not experienced any losses related to its cash concentration.

Investments

As of September 30, 2016, the Company’s investments consisted of municipal bonds and corporate bonds. We classify our investments as trading or available-for-sale. The Company had no trading securities at September 30, 2016 and December 31, 2015. The Company classifies money market funds, municipal bonds, and corporate bonds as available for sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of investments are included in other income (expense) as other, net in our condensed consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the condensed consolidated statements of operations.

Restricted cash and investments

At September 30, 2016, restricted cash and investments consisted of money market funds, certificates of deposit, U.S. Treasuries, corporate bonds, and municipal bonds with maturities generally from 180 days to two years. At September 30, 2016, the approximate fair value of restricted cash and investments equaled their approximate amortized cost. Restricted investments have been categorized as available-for-sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of restricted investments are included in other income (expense) as other, net in our condensed consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the condensed consolidated statements of operations.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $195,000 and $268,000 at September 30, 2016 and December 31, 2015, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Workers’ compensation claims liabilities

Our workers’ compensation claims liabilities do not represent an exact calculation of liability but rather management’s best estimate, utilizing actuarial expertise and projection techniques, at a given reporting date. The estimated liability for open workers’ compensation claims is based on an evaluation of information provided by our internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse cost development with respect to reported claims and incurred but not reported claims (together, “IBNR”). At September 30, 2016 and December 31, 2015, workers’ compensation claims liabilities included case reserve estimates for reported losses, plus additional amounts for estimated future adverse cost development of IBNR claims, MCC and legal costs, and unallocated loss adjustment expenses, including future administrative fees to be paid to third-party service providers. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

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

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator and the expected payout as determined by historical incentive payment trends. The Company provided $25.0 million and $21.3 million at September 30, 2016 and December 31, 2015, respectively, as an estimate of the liability for unpaid safety incentives. Safety incentive costs are netted against PEO service revenue in our condensed consolidated statements of operations.

Statements of cash flows

Interest paid during the nine months ended September 30, 2016 and 2015 did not materially differ from interest expense. Income taxes received during the nine months ended September 30, 2016 and 2015 totaled $1.1 million and $9.2 million, respectively.

Basic and diluted earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year using the treasury method. Diluted earnings per share reflect the potential effects of the exercise of stock options and the payment of stock awards from other share-based compensation plans that are outstanding at the end of each period presented. Basic and diluted shares outstanding are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average number of basic shares outstanding	7,243	7,201	7,220	7,163

Effect of dilutive securities	162	161	130	177

Weighted average number of diluted shares outstanding	7,405	7,362	7,350	7,340

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

Accounting estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are used for fair value measurement of all investments, allowance for doubtful accounts, deferred income taxes, carrying values for goodwill and property and equipment, accrued workers’ compensation liabilities and safety incentive liabilities. Actual results may differ from such estimates.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In March and April 2016, the FASB issued ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Identifying Performance Obligations and Licensing, ASU 2016-11 Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12 Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which all provide further clarification to be considered when implementing ASU 2014-09. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the date of the original effective date, for interim and annual reporting periods beginning after December 15, 2016. The Company plans to adopt this ASU on January 1, 2018 and is in the process of evaluating its planned transition method and the impact to its consolidated financial statements and disclosures of the adoption of ASU 2014-09.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (“ASU 2015-03”) to simplify the presentation of debt issuance costs. ASU 2015-03 requires debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in this accounting standard update are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect the adoption of this accounting standard update to have a material impact on our consolidated financial statements and disclosures.

Note 1 - Basis of Presentation of Interim Period Statements (Continued)

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 provides that investments for which the practical expedient is used to measure fair value at net asset value per share (“NAV”) must be removed from the fair value hierarchy. Instead, those investments must be included as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. ASU 2015-07 also includes disclosure requirements for investments for which the NAV practical expedient was used to determine fair value. The adoption of this guidance in the third quarter of 2016 did not impact our financial condition or results of operations.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for the Company beginning with our annual report for the year ending December 31, 2017 with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for the taxes related to stock-based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. This guidance will be effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP, thereby reducing the current diversity in practice. ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company’s fiscal year beginning January 1, 2018. The Company is in the process of evaluating the impact of adoption of ASU 2016-15 to the presentation of consolidated cash flows.

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Cost	Gross Unrealized Gains (Losses)	Recorded Basis	Cost	Gross Unrealized Gains (Losses)	Recorded Basis
Current:
Cash Equivalents:
Money Market Funds	$176	$0	$176	$21,312	$0	$21,312

Investments:
Municipal Bonds	838	0	838	0	0	0
Corporate Bonds	175	0	175	0	0	0

Restricted cash and investments:
Money Market Funds	51,959	0	51,959	76,023	0	76,023
Certificate of Deposit	0	0	0	10,000	0	10,000

Total Current Investments	53,148	0	53,148	107,335	0	107,335

Long term:
Investments:
Corporate Bonds	624	1	625	2,970	(24)	2,946
Municipal Bonds	238	0	238	3,135	(3)	3,132
Money Market Funds	0	0	0	4	0	4

Restricted cash and investments (1):
Money Market Funds	221,901	0	221,901	175,869	0	175,869
Certificates of Deposit	11,776	0	11,776	496	(1)	495
U.S. Treasuries	5,258	23	5,281	4,752	1	4,753
Corporate Bonds	3,191	14	3,205	2,996	(24)	2,972
Municipal Bonds	2,547	4	2,551	3,613	(1)	3,612

Total Long Term Investments	245,535	42	245,577	193,835	(52)	193,783

Total Investments	$298,683	$42	$298,725	$301,170	$(52)	$301,118

(1)	Restricted cash and investments also includes $306,000 of workers’ compensation deposits.

Note 2 - Fair Value Measurement (Continued)

The following table summarizes the Company’s investments at September 30, 2016 and December 31, 2015 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	September 30, 2016					December 31, 2015
	Total Recorded Basis	Level 1	Level 2	Level 3	Other (1)	Total Recorded Basis	Level 1	Level 2	Level 3	Other (1)
Cash Equivalents:
Money Market Funds	$176	$0	$0	$0	$176	$21,312	$0	$0	$0	$21,312

Investments:
Municipal Bonds	1,076	50	1,026	0	0	3,132	241	2,891	0	0
Corporate Bonds	800	502	298	0	0	2,946	2,291	655	0	0
Money Market Funds	0	0	0	0	0	4	0	0	0	4

Restricted cash and investments:
Money Market Funds	273,860	0	0	0	273,860	251,892	0	0	0	251,892
Certificates of Deposit	11,776	0	11,776	0	0	10,495	0	10,495	0	0
U.S. Treasuries	5,281	5,281	0	0	0	4,753	4,753	0	0	0
Corporate Bonds	3,205	2,163	1,042	0	0	2,972	2,285	687	0	0
Municipal Bonds	2,551	214	2,337	0	0	3,612	389	3,223	0	0

Total Investments	$298,725	$8,210	$16,479	$0	$274,036	$301,118	$9,959	$17,951	$0	$273,208

(1)	In accordance with ASU 2015-07 (see Note 1), investments in money market funds measured at fair value using the NAV per share practical expedient are not subject to hierarchy level classification disclosure. The Company invests in money market funds that seek to maintain a stable net asset value. These investments include commingled funds that comprise high-quality short-term securities representing liquid debt and monetary instruments where the redemption value is likely to be the fair value. Redemption is permitted daily without written notice.

Note 3 - Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance
Workers’ compensation claims liabilities	$277,050	$239,245	$255,675	$225,278

Add: claims expense accrual:
Current period	38,094	29,723	103,875	84,943
Prior periods	(999)	(2,424)	(1,547)	(9,659)

	37,095	27,299	102,328	75,284

Less: claim payments related to:
Current period	5,596	4,974	10,565	8,730
Prior periods	16,618	13,799	55,507	44,061

	22,214	18,773	66,072	52,791

Ending balance
Workers’ compensation claims liabilities	$291,931	$247,771	$291,931	$247,771

Incurred but not reported (IBNR)	$145,722	$125,574	$145,722	$125,574

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified investment balances or other financial instruments totaling $159.0 million at September 30, 2016 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. In addition to restricted cash and investments held to satisfy these requirements at September 30, 2016, we have provided surety bonds and standby letters of credit totaling $152.9 million, including a California requirement of $147.2 million.

The Company also operates a wholly owned insurance company, Ecole Insurance Company (“Ecole”). Ecole is a fully licensed insurance company holding a certificate of authority from the Arizona Department of Insurance. Ecole provides workers’ compensation coverage to the Company’s employees working in Arizona, Utah and Nevada. The surplus of Ecole was $10.8 million and $9.5 million at September 30, 2016 and December 31, 2015, respectively, and is included in long-term restricted cash and investments in our condensed consolidated balance sheets.

As part of its fronted workers’ compensation insurance program with Chubb Limited (“Chubb”, formerly ACE Group) in the states of California, Delaware, Virginia, Pennsylvania, North Carolina, New Jersey, West Virginia and the District of Columbia, the Company makes payments into a trust account (“the Chubb trust account”) to be used for the payment of future claims. The balance in the Chubb trust account was $235.2 million and $166.6 million at September 30, 2016 and December 31, 2015, respectively. The Chubb trust account balances are included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

Note 3 - Workers’ Compensation Claims (Continued)

At September 30, 2016 the Company recorded an asset of $13.2 million related to a payment remitted to Chubb on September 29, 2016 but not deposited into the Chubb trust account until October 2016. This amount is included in other assets in the condensed consolidated balance sheet.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement provided for a $40.0 million term loan maturing December 31, 2016, as well as a $14.0 million revolving credit line, with a $6.0 million sublimit for unsecured standby letters of credit. As of September 30, 2016, the term loan has been paid off completely, compared to an outstanding balance of $15.0 million at December 31, 2015.

The Agreement also included $42.3 million in cash-secured letters of credit at September 30, 2016 to satisfy collateral requirements associated with the Company’s former status as a self-insured employer in California. In conjunction with these letters of credit, the Company posted with the Bank as collateral $44.1 million in restricted money market funds and restricted certificates of deposit.

Advances under the revolving credit facility bear interest as selected by the Company of either (a) a daily floating rate of one month LIBOR plus 2.0% or (b) a fixed rate of LIBOR plus 2.0%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit facility, and a fee of 1.75% of the face amount of each letter of credit. The Company had no outstanding borrowings on its revolving credit line at September 30, 2016 and December 31, 2015. The revolving credit line expires on October 1, 2017.

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles and equipment.

The Agreement requires the satisfaction of certain financial covenants as follows:

•	minimum Fixed Charge Coverage ratio of no less than 2.25:1.0, measured quarterly on a rolling four-quarter basis, with Fixed Charge Coverage Ratio defined as (i) EBITDA (net profit before taxes plus interest expense, net of capitalized interest expense, depreciation expense and amortization expense) minus distributions, dividends and cash taxes paid, divided by (ii) $9,425,000. Prior to September 30, 2016, the minimum Fixed Charge Coverage ratio was no less than 1.50:1.0, measured quarterly on a rolling four-quarter basis.

•	ratio of restricted and unrestricted cash and investments to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly.

The Agreement includes certain additional restrictions as follows:

•	capital expenditures may not exceed a total of $4.0 million in 2016 without the Bank’s prior approval;

Note 4 - Revolving Credit Facility and Long-Term Debt (Continued)

•	incurring additional indebtedness is prohibited without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing and the aggregate of all purchase money indebtedness may not exceed $400,000 at any time;

•	repurchases of the Company’s common stock are prohibited.

•	quarterly cash dividends up to $0.22 per share may be paid so long as there is no default by the Company and payment would not cause a default; and

•	delisting of the Company’s common stock by The Nasdaq Stock Market (“Nasdaq”) is an event of default.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable.

At September 30, 2016, the Company was in violation of the capital expenditure restriction. The Bank agreed to waive this covenant violation.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.7 million and $4.8 million at September 30, 2016 and December 31, 2015, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly principal payments of $18,375 plus interest at a rate of one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017.

Note 5 - Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended September 30, 2016. Based on management’s analysis, no valuation allowance of deferred tax assets was recorded at September 30, 2016.

The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014.

Note 6 - Litigation

On November 6, 2014, plaintiffs in Michael Arciaga, et al. v. Barrett Business Services, Inc., et al., filed an action in the United States District Court for the Western District of Washington against BBSI, Michael L. Elich, BBSI’s Chief Executive Officer, and James D. Miller, BBSI’s then Chief Financial Officer. The action purported to be a class action brought on behalf of all BBSI shareholders alleging violations of the federal securities laws. The claims arose from the decline in the market price for BBSI common stock following announcement of a charge for increased workers’ compensation reserves expense. The lawsuit sought compensatory damages, plus interest, and costs and expenses (including attorney fees and expert fees).

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

On March 21, 2016, before the court had ruled on the defendants’ motion to dismiss the plaintiffs’ first amended consolidated complaint, the plaintiffs filed a second amended consolidated complaint, naming the same defendants. The second amended consolidated complaint dropped certain allegations from the first amended complaint and added new allegations relating to disclosures in BBSI’s Current Report on Form 8-K filed on March 9, 2016. The defendants filed a motion to dismiss the second amended consolidated complaint on May 23, 2016.

On October 26, 2016, before the court ruled on the motion to dismiss, the parties entered into a Stipulation and Agreement of Settlement dated as of October 26, 2016 (the “Settlement”), to settle the litigation. The settlement class includes all persons and entities who purchased or otherwise acquired BBSI common stock in the period beginning February 12, 2013, through March 9, 2016, and were damaged thereby, with certain exclusions.

The Settlement is intended to fully, finally and forever compromise, settle, release, resolve, and dismiss with prejudice the purported class action and all claims asserted therein against the named defendants. In the Settlement, the defendants have denied all allegations of wrongdoing and the plaintiffs have not conceded any infirmities in their positions.

Note 6 – Litigation (Continued)

The Settlement calls for the payment in cash of $12.0 million (the “Settlement Fund”) into escrow by November 29, 2016, which is 15 business days after the court entered an order preliminarily approving the Settlement. Of this amount, approximately $8.7 million will be paid by BBSI’s insurance carriers and approximately $3.3 million will be paid by BBSI. The amount to be paid by BBSI has been accrued at September 30, 2016 and is included in other accrued liabilities in our condensed consolidated balance sheet. The fees of counsel for the plaintiffs will be paid out of the Settlement Fund following approval by the court.

The Settlement is subject to approval by the court and to other customary terms and conditions, including the right of BBSI to terminate the Settlement under specified circumstances. All potential class members will be notified of the Settlement in November 2016. The court has scheduled a hearing for February 22, 2017, to consider final approval of the Settlement. If the Settlement is not approved by the court, or is otherwise terminated before it is finalized, BBSI is unable to predict the final outcome of the litigation or to estimate its effect on BBSI, which may be material and adverse.

BBSI received a subpoena from the San Francisco office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) in May 2015 in connection with the SEC’s investigation of BBSI’s accounting practices with regard to its workers’ compensation reserves. In April 2016, the SEC issued a second subpoena to BBSI for documents relating to the disclosures made by BBSI following Mr. Miller’s termination. BBSI was also advised by the United States Department of Justice in mid-June 2016 that it has commenced an investigation. BBSI is cooperating fully with the investigations.

On June 17, 2015, Daniel Salinas (“Salinas”) filed a shareholder derivative lawsuit against BBSI and certain of its officers and directors in the Circuit Court for Baltimore City, Maryland. The complaint alleges breaches of fiduciary duty, unjust enrichment and other violations of law and seeks recovery of various damages, including the costs and expenses incurred in connection with BBSI’s reserve strengthening process, reserve study and consultants, the cost of stock repurchases by BBSI in October 2014, compensation paid to BBSI’s officers, and costs of negotiating BBSI’s credit facility with its principal lender, as well as the proceeds of sales of stock by certain of BBSI’s officers and directors during 2013 and 2014. On September 28, 2015, BBSI and the individual defendants filed motions to dismiss the derivative suit and a motion to stay pending resolution of In re Barrett Business Services Securities Litigation. On December 4, 2015, Salinas filed an opposition to each motion. On January 27, 2016, the defendants filed a reply to the opposition brief. On February 11, 2016, Judge Michel Pierson heard oral argument on the motions. A decision has not been issued.

Management is unable to estimate the probability, or the potential range of loss arising from the legal actions described above.

BBSI is subject to other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to other currently pending or threatened actions is not expected to materially affect BBSI’s consolidated financial position or results of operations.

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

Business Organization. We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and comprise senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety and various types of administration, including payroll. These teams are responsible for growth of their operations and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 22 states and the District of Columbia through a network of 55 branch locations in California, Oregon, Washington, Arizona, Colorado, Idaho, Nevada, Utah, Delaware, Maryland, North Carolina and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

Services Overview. BBSI’s core purpose is to advocate for business owners, particularly in the small and mid-sized business segment. Our evolution from an entrepreneurially run company to a professionally managed organization has helped inform our view that all businesses experience inflection points at key stages of growth. The insights gained through our own growth, along with the trends we see in working with more than 4,100 companies each day, define our approach to guiding business owners through the challenges associated with being an employer. BBSI’s business teams align with each business owner client through a structured three-tiered progression. In doing so, business teams focus on the objectives of each business owner and deliver planning, guidance and resources in support of those objectives.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015.

	Percentage of Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Professional employer service fees	78.7%	76.5%	80.3%	76.6%
Staffing services	21.3	23.5	19.7	23.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Direct payroll costs	16.4	17.8	15.0	17.8
Payroll taxes and benefits	36.8	37.8	43.5	43.0
Workers’ compensation	24.7	22.8	25.0	23.1

Total cost of revenues	77.9	78.4	83.5	83.9

Gross margin	22.1	21.6	16.5	16.1

Selling, general and administrative expenses	13.5	12.8	13.0	11.7
Depreciation and amortization	0.4	0.4	0.4	0.4

Income from operations	8.2	8.4	3.1	4.0

Other income (expense), net	(1.6)	(0.1)	(0.6)	(0.1)

Income before income taxes	6.6	8.3	2.5	3.9

Provision for income taxes	2.1	2.8	0.8	1.3

Net income	4.5%	5.5%	1.7%	2.6%

We report professional employer service revenues on a net basis because we are not the primary obligor for the services provided by our co-employed clients to their customers pursuant to our client service agreements. We present for comparison purposes the gross revenues and cost of revenues information for the three and nine months ended September 30, 2016 and 2015 in the table below. Although not in accordance with GAAP, management believes this information is informative as to the level of our business activity and illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our professional employer services on a basis comparable to our staffing services.

The presentation of revenues on a net basis and the relative contributions of staffing and professional employer services revenues can create volatility in our gross margin percentage. The general impact of fluctuations in our revenue mix is described below.

•	A relative increase in professional employer services revenue will result in higher gross margin percentage. Improvement in gross margin percentage occurs because incremental client service revenue dollars are reported as revenue net of all related direct payroll and safety incentive costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	A relative increase in staffing revenues will typically result in a lower gross margin percentage. Staffing revenues are presented at gross with the related direct costs reported in cost of revenues. While staffing relationships typically have higher margins than professional employer service relationships, an increase in staffing revenues and related costs increases the impact of the net professional employer services revenue on gross margin percentage.

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
Non-GAAP (in thousands)	2016	2015	2016	2015
Gross revenues:
Professional employer services	$1,184,159	$1,010,757	$3,314,641	$2,798,039
Staffing services	47,874	46,617	121,806	128,130

Total gross revenues	1,232,033	1,057,374	3,436,447	2,926,169

Gross cost of revenues:
Direct payroll costs	1,036,769	886,984	2,889,278	2,457,193
Payroll taxes and benefits	82,888	75,237	269,533	235,122
Workers’ compensation	62,817	52,263	175,437	145,555

Total gross cost of revenues	1,182,474	1,014,484	3,334,248	2,837,870

Gross margin	$49,559	$42,890	$102,199	$88,299

A reconciliation of net revenue to non-GAAP gross revenues is as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	(Unaudited)
	Three Months Ended September 30,
	Net Revenue Reporting Method (GAAP)		Non-GAAP Adjustments		Gross Revenue Reporting Method (Non-GAAP)
	2016	2015	2016	2015	2016	2015
Revenues:
Professional employer services	$177,229	$152,108	$1,006,930	$858,649	$1,184,159	$1,010,757
Staffing services	47,874	46,617	0	0	47,874	46,617

Total revenues	$225,103	$198,725	$1,006,930	$858,649	$1,232,033	$1,057,374

Cost of revenues	$175,544	$155,835	$1,006,930	$858,649	$1,182,474	$1,014,484

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	(Unaudited)
	Nine Months Ended September 30,
	Net Revenue Reporting Method (GAAP)		Non-GAAP Adjustments		Gross Revenue Reporting Method (Non-GAAP)
	2016	2015	2016	2015	2016	2015
Revenues:
Professional employer services	$497,682	$418,954	$2,816,959	$2,379,085	$3,314,641	$2,798,039
Staffing services	121,806	128,130	0	0	121,806	128,130

Total revenues	$619,488	$547,084	$2,816,959	$2,379,085	$3,436,447	$2,926,169

Cost of revenues	$517,289	$458,785	$2,816,959	$2,379,085	$3,334,248	$2,837,870

The non-GAAP adjustments comprise direct payroll costs and safety incentives attributable to our professional employer services client companies.

Three months ended September 30, 2016 and 2015

Net income for the third quarter of 2016 amounted to $10.2 million compared to net income of $11.0 million for the third quarter of 2015. Diluted income per share for the third quarter of 2016 was $1.38 compared to diluted income per share of $1.49 for 2015.

Revenues for the third quarter of 2016 totaled $225.1 million, an increase of approximately $26.4 million or 13.3% over the third quarter of 2015, which reflects an increase in the Company’s professional employer service fee revenue of $25.1 million or 16.5%, and an increase in staffing services revenue of $1.3 million or 2.7%.

Approximately 78% and 77%, respectively, of our total net revenues during the third quarter of 2016 and 2015 was attributable to our California operations.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the third quarter of 2016 nearly doubled business lost from former customers. Professional employer service revenue from continuing customers reflected a 9.1% increase compared to the third quarter of 2015, primarily resulting from increases in employee headcount and hours worked. The increase in staffing services revenue was due primarily to an increase in new staffing business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three months ended September 30, 2016 and 2015 (Continued)

Gross margin for the third quarter of 2016 totaled approximately $49.6 million or 22.0% of revenue compared to $42.9 million or 21.6% of revenue for the third quarter of 2015. The increase in gross margin percentage was primarily due to a decrease in direct payroll costs along with payroll taxes and benefits, as a percentage of revenues, partially offset by an increase in workers’ compensation expense, as a percentage of revenues.

Direct payroll costs for the third quarter of 2016 totaled approximately $37.0 million or 16.4% of revenue compared to $35.3 million or 17.8% of revenue for the third quarter of 2015. The decrease in direct payroll costs percentage was primarily due to the increase in professional employer services and the decrease of staffing services within the mix of our customer base compared to the third quarter of 2015.

Payroll taxes and benefits for the third quarter of 2016 totaled approximately $82.9 million or 36.8% of revenue compared to $75.2 million or 37.8% of revenue for the third quarter of 2015. The decrease in payroll taxes and benefits percentage was due to a $3.8 million federal unemployment tax credit recognized in the third quarter of 2016. This included $2.9 million for tax years 2013, 2014 and 2015. Adjusting for this credit, payroll taxes and benefits as a percentage of revenues was 38.5% in the third quarter of 2016. This increase is in line with the growth in professional employer services where payroll taxes and benefits are presented at gross cost.

Workers’ compensation expense for the third quarter of 2016 totaled approximately $55.6 million or 24.7% of revenue compared to $45.3 million or 22.8% of revenue for the third quarter of 2015. The increase in workers’ compensation expense percentage was primarily due to an increase in current period claims expense from $29.7 million in the third quarter of 2015 to $38.1 million in the third quarter of 2016, coupled with a reduction in prior periods claims expense of $2.4 million in the third quarter of 2015 compared to a reduction of $1.0 million in the third quarter of 2016.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2016 totaled approximately $30.4 million or 13.5% of revenue compared to $25.4 million or 12.8% of revenue for the third quarter of 2015. The increase as a percentage of revenue was primarily due to $1.7 million in legal and accounting costs associated with financial restatements, outside investigations and legal proceedings related to securities law issues.

Other expense, net for the third quarter of 2016 totaled approximately $3.3 million as compared to an expense of $216,000 for the third quarter of 2015. The change was attributable to a $3.3 million litigation settlement.

Our effective income tax rate for the third quarter of 2016 was 31.9%, compared to 33.5% for the third quarter of 2015. Our income tax rate typically differs from the federal statutory tax rate of 35% primarily due to federal and state tax credits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Nine months ended September 30, 2016 and 2015

Net income for the nine months ended September 30, 2016 amounted to $10.8 million compared to a net income of $14.0 million for the first nine months of 2015. Diluted income per share for the first nine months of 2016 was $1.46 compared to diluted income per share of $1.91 for 2015.

Revenues for the first nine months of 2016 totaled $619.5 million, an increase of approximately $72.4 million or 13.2% over the similar period of 2015, which reflects an increase in the Company’s professional employer service fee revenue of $78.7 million or 18.8%, offset by a decrease in staffing services revenue of $6.3 million or 4.9%.

Approximately 78% of our total net revenues during the first nine months ended September 30, 2016 and 2015 was attributable to our California operations.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the first nine months of 2016 nearly doubled business lost from former customers. Professional employer service revenue from continuing customers reflected an 8.1% increase compared to the first nine months of 2015, primarily resulting from increases in employee headcount and hours worked. The decrease in staffing services revenue was due primarily to a decrease in net staffing business as lost business from former customers exceeded the addition of new business, coupled with a decrease in revenue from continuing customers.

Gross margin for the first nine months of 2016 totaled approximately $102.2 million or 16.5% of revenue compared to $88.3 million or 16.1% of revenue for the first nine months of 2015. The increase in gross margin percentage was primarily due to a decrease in direct payroll costs as a percentage of revenues, partially offset by increases in workers’ compensation expense and payroll taxes and benefits as a percentage of revenues.

Direct payroll costs for the first nine months of 2016 totaled approximately $92.7 million or 15.0% of revenue compared to $97.3 million or 17.8% of revenue for the first nine months of 2015. The decrease in direct payroll costs percentage was primarily due to the increase in professional employer services and the decrease of staffing services within the mix of our customer base compared to the first nine months of 2015.

Payroll taxes and benefits for the first nine months of 2016 totaled approximately $269.5 million or 43.5% of revenue compared to $235.1 million or 43.0% of revenue for the first nine months of 2015. The increase in payroll taxes and benefits percentage was primarily due to the effect of growth in professional employer services, where payroll taxes and benefits are presented at gross cost. The effect of the growth in professional employer services on payroll taxes and benefits was partially offset by a $3.8 million federal unemployment tax credit recognized in the third quarter of 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Nine months ended September 30, 2016 and 2015 (Continued)

Workers’ compensation expense for the first nine months of 2016 totaled approximately $155.1 million or 25.0% of revenue compared to $126.4 million or 23.1% of revenue for the first nine months of 2015. The increase in workers’ compensation expense percentage was primarily due to the reduction in prior periods’ claims expense of $9.7 million in the first nine months of 2015 compared to a reduction of $1.5 million in the first nine months of 2016, coupled with an increase in current period claims expense from $84.9 million in the first nine months of 2015 to $103.9 million in the first nine months of 2016.

SG&A expenses for the first nine months of 2016 totaled $80.8 million, or 13.0% of revenue compared to $63.8 million or 11.7% of revenue for the first nine months of 2015. A portion of the increase was due to $6.1 million in legal and accounting costs associated with financial restatements, outside investigations and legal proceedings related to securities law issues.

Other expense, net for the nine months ended September 30, 2016 totaled approximately $3.3 million as compared to $1.1 million for the first nine months of 2015. The change was attributable to a $3.3 million litigation settlement recognized in the third quarter of 2016, partially offset by a decline in interest expense and an increase in investment income.

Our effective income tax rate for the first nine months of 2016 was 31.7%, compared to 34.0% for the first nine months of 2015. Our income tax rate typically differs from the federal statutory tax rate of 35% primarily due to federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash position of $26.8 million at September 30, 2016 increased $1.6 million from December 31, 2015, compared to an increase of $5.3 million for the comparable period of 2015. The increase in cash at September 30, 2016, as compared to December 31, 2015, was primarily due to net income of $10.8 million, proceeds from securities of $95.6 million, an increase in accrued payroll, payroll taxes and related benefits of $39.7 million and an increase in workers’ compensation claims liabilities of $36.3 million, partially offset by purchases of securities of $127.5 million and an increase in trade accounts receivable of $49.5 million.

Net cash provided by operating activities for the nine months ended September 30, 2016 amounted to $57.3 million, compared to cash provided by operating activities of $51.3 million for the comparable period of 2015. For the nine months ended September 30, 2016, cash flow was primarily due to net income of $10.8 million, an increase in accrued payroll, payroll taxes and related benefits of $39.7 million and an increase in workers’ compensation claims liabilities of $36.3 million, partially offset by an increase in trade accounts receivable of $49.5 million.

Net cash used in investing activities totaled $35.7 million for the nine months ended September 30, 2016, compared to net cash used of $31.3 million for the comparable period of 2015. For the nine months ended September 30, 2016, cash used in investing activities consisted primarily of purchases of restricted cash and investments of $127.2 million, partially offset by proceeds from sales and maturities of restricted cash and investments of $91.1 million.

Net cash used in financing activities for the nine months ended September 30, 2016 was $20.0 million, compared to net cash used in financing activities of $14.6 million for the comparable period of 2015. For the nine months ended September 30, 2016, cash was primarily used for debt payments of $15.2 million and dividend payments of $4.8 million.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified investment balances or other financial instruments totaling $159.0 million at September 30, 2016 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. In addition to restricted cash and investments held to satisfy these requirements at September 30, 2016, we have provided surety bonds and standby letters of credit totaling $152.9 million, including a California requirement of $147.2 million.

Due to a decrease in our California workers’ compensation claims liability during the first nine months of 2016, the surety insurers decreased their letter of credit requirement to $42.3 million at September 30, 2016 from $88.3 million at December 31, 2015. The collateral associated with the letters of credit decreased to $44.1 million at September 30, 2016 from $92.4 million at December 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management expects the letters of credit and related collateral to decrease over time as a result of a declining self-insured liability in California. The Company’s self-insured status in California ended on December 31, 2014.

Ecole, our wholly owned insurance company, provides workers’ compensation coverage to the Company’s employees working in Arizona, Utah and Nevada. The surplus of Ecole was $10.8 million and $9.5 million at September 30, 2016 and December 31, 2015, respectively, and is included in long-term restricted cash and investments in our condensed consolidated balance sheets.

As part of the Chubb fronted workers’ compensation insurance program, the Company makes monthly payments into the Chubb trust account, to be used for the payment of future claims. The balance in the Chubb trust account was $235.2 million and $166.6 million at September 30, 2016 and December 31, 2015, respectively. The Chubb trust account balance is made up of money market funds, included as a component of the current and long-term restricted cash and investments in the Company’s consolidated balance sheets.

At September 30, 2016 the Company recorded an asset of $13.2 million related to a payment remitted to Chubb on September 29, 2016 but not deposited into the Chubb trust account until October 2016. This amount is included in other assets in the condensed consolidated balance sheet and is included in cash used in investing activities in the condensed consolidated statement of cash flows.

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement provided for a $40.0 million term loan maturing December 31, 2016, as well as a $14.0 million revolving credit line, with a $6.0 million sublimit for unsecured standby letters of credit. As of September 30, 2016, the term loan has been paid off completely, compared to an outstanding balance of $15.0 million at December 31, 2015.

The Agreement also included $42.3 million in cash-secured letters of credit at September 30, 2016 to satisfy collateral requirements associated with the Company’s former status as a self-insured employer in California. In conjunction with these letters of credit, the Company posted with the Bank as collateral $44.1 million in restricted money market funds and restricted certificates of deposit.

Advances under the revolving credit facility bear interest as selected by the Company of either (a) a daily floating rate of one month LIBOR plus 2.0% or (b) a fixed rate of LIBOR plus 2.0%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit facility, and a fee of 1.75% of the face amount of each letter of credit. The Company had no outstanding borrowings on its revolving credit line at September 30, 2016 and December 31, 2015. The revolving line of credit expires on October 1, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles and equipment.

The Agreement requires the satisfaction of certain financial covenants as follows:

•	minimum Fixed Charge Coverage ratio of no less than 2.25:1.0, measured quarterly on a rolling four-quarter basis, with Fixed Charge Coverage Ratio defined as (i) EBITDA (net profit before taxes plus interest expense, net of capitalized interest expense, depreciation expense and amortization expense) minus distributions, dividends and cash taxes paid, divided by (ii) $9,425,000. Prior to June 30, 2016, the minimum Fixed Charge Coverage ratio was no less than 1.50:1.0, measured quarterly on a rolling four-quarter basis.

•	ratio of restricted and unrestricted cash and investments to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly.

The Agreement includes certain additional restrictions as follows:

•	capital expenditures may not exceed a total of $4.0 million in 2016 without the Bank’s prior approval;

•	incurring additional indebtedness is prohibited without the prior approval of the Bank, other than up to $200,000 per year in purchase money financing and the aggregate of all purchase money indebtedness may not exceed $400,000 at any time;

•	repurchases of the Company’s common stock are prohibited.

•	quarterly cash dividends up to $0.22 per share may be paid so long as there is no default by the Company and payment would not cause a default; and

•	delisting of the Company’s common stock by The Nasdaq Stock Market (“Nasdaq”) is an event of default.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable.

At September 30, 2016, the Company was in violation of the capital expenditure restriction. The Bank agreed to waive this covenant violation.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.7 million and $4.8 million at September 30, 2016 and December 31, 2015, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due November 1, 2017.

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

Forward-Looking Information

Statements in this report which are not historical in nature, including discussion of economic conditions in our market areas and their effect on revenue levels, the effect of changes in our mix of services on gross margin, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, the effect of changes in our reserving practices and claims management process on our actuarial estimates and workers’ compensation reserves, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned fully licensed insurance subsidiaries, the effects of becoming self-insured for certain business risks, the risks of operation and cost of our fronted insurance program with Chubb, our ability to pass on increased costs relating to the mandate to provide health insurance coverage to our clients, the effects of material weaknesses in our internal control environment, the effectiveness of our management information systems, payment of future dividends, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, compliance with the continued listing requirements of The Nasdaq Stock Market (“Nasdaq”), current and future shareholder litigation, the ongoing investigations by the Securities and Exchange Commission (the “SEC”), and the United States Department of Justice (the “DOJ”), the effect of changes in the interest rate environment on the value of our investment securities and long-term debt, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include our ability to retain current clients and attract new clients, difficulties associated with integrating clients into our operations, economic trends in our service areas, the potential for material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of our primary markets, collectability of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by our future operating results, the outcome of the examination of our federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014 by the Internal Revenue Service, the cost of defending against or settling

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Information (Continued)

shareholder litigation, the expenses associated with cooperating in the SEC and DOJ investigations and the potential imposition of fines, penalties and other remedies, the costs of remediating material weaknesses in our internal control environment, the effect on our stock price if our Common Stock is delisted by Nasdaq, the impact of the Patient Protection and Affordable Care Act and escalating medical costs on our business, the effect of conditions in the global capital markets on our investment portfolio, and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our fronted insurance program. We disclaim any obligation to update any such factors or to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio of liquid assets and its outstanding borrowings on its line of credit and long-term debt. As of September 30, 2016, the Company’s investments consisted principally of approximately $274.0 million in money market funds, $11.8 million in certificates of deposit, $5.3 million in U.S. Treasuries, $4.0 million in corporate bonds, and $3.6 million in municipal bonds. The Company’s outstanding long-term debt totaled approximately $4.4 million at September 30, 2016. Based on the Company’s overall interest exposure at September 30, 2016, a 100 basis point increase in market interest rates would not have a material effect on the fair value of the Company’s investment portfolio of liquid assets, its outstanding borrowings or its results of operations because of the predominantly short maturities of the securities within the investment portfolio and the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2016 because of the material weaknesses in our internal control over financial reporting (“ICFR”) described below.

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

Plan for Remediation of Material Weaknesses and Changes in Internal Control over Financial Reporting

The Company’s Board of Directors, Audit Committee, and management are actively engaged in the planning for and implementation of remediation efforts to address the material weaknesses identified above. The following actions have been taken to address the material weaknesses:

•	Terminated the employment of the former CFO following his report to the Audit Committee regarding his actions in recording unsupported journal entries in the Company’s financial records.

•	The Audit Committee engaged an independent public accounting firm to perform a forensic accounting investigation for the period from January 1, 2009, through March 31, 2016. This investigation has been completed.

•	Hired a permanent CFO and new Controller and Assistant Controller with meaningful industry, public company accounting and financial experience.

•	The Board of Directors increased the number of positions on the Board from six to seven and appointed an individual with extensive financial management and public company experience to fill the new vacancy. Having met all applicable financial literacy and independence requirements, this individual was appointed to serve as a member of the Audit Committee and as the Audit Committee financial expert. The Board of Directors is continuing their search for an additional individual to add in the ensuing months.

•	Directed the Audit Committee to ensure timely review by the Audit Committee of all engagements entered into by management relating to actuaries, specialists or other professionals whose consulting work could have an impact on the Company’s financial reporting.

•	Established a Workers’ Compensation Committee (“WCC”) consisting of the Chief Operating Officer – Corporate Operations, Chief Financial Officer, Corporate Controller and Director of Insurance to oversee the Company’s controls and procedures related to workers’ compensation claims administration and expense and its process for developing reserve estimates, as well as to participate in substantive communications with the Company’s independent actuary with regard to the Company’s reserve for workers’ compensation liabilities.

Item 4.	Controls and Procedures (Continued)

•	Established a procedure for quarterly meetings of the WCC with the Company’s independent actuary with the goal of ensuring that the actuary is fully informed and has a complete understanding of the components included in the payroll and workers’ compensation claims data provided to the actuary by the Company and to examine fully the quarterly actuarial report produced by the actuary. Meetings occurred in April, July, and October 2016.

•	Directed the Company’s CFO to implement a process of regular communication with the Audit Committee regarding management initiatives that may have a material effect on the Company’s financial statements or involve material changes in the Company’s accounting practices or ICFR.

•	Met with members of the Company’s accounting staff to ensure their understanding of the requirements and importance of the Company’s Code of Ethics for Senior Financial Officers, a specific section of the Company’s Code of Business Conduct.

•	Retained an outside third-party expert to provide an in-depth education and training for all BBSI accounting staff and other relevant personnel regarding the disclosure and financial records requirements of the federal securities laws applicable to public companies, and the requirements and significance of the Company’s Code of Ethics for Senior Financial Officers.

•	Engaged a Big 4 public accounting firm to conduct training for all BBSI accounting staff and other relevant personnel on the requirements and importance of ICFR, including risk assessment, internal control design and control performer responsibilities.

•	Implemented a process of regular communication by the Board of Directors, Audit Committee, and executive officers to all employees regarding the ethical values of the Company and the requirement on the part of all directors, officers, and employees to comply with applicable law, the Company’s Code of Business Conduct, and the Company’s accounting policies and ICFR. As an initial step, the CEO distributed a written communication companywide reiterating the Company’s focus on honesty and integrity, establishing at the Director level a designated liaison at the Company who employees may contact to discuss a potential ethical issue and reminding employees of their ability to report concerns anonymously through the Company’s whistleblower hotline in place since 2004. The Company’s new permanent CFO distributed an additional written communication companywide after his arrival reiterating these themes and also reminding employees of the Company’s whistleblower hotline.

•	Increased and enhanced resources within the accounting and finance group to address standardization of processes, training regarding critical accounting policies affecting the Company and development of competencies and understanding of relevant accounting policies and ICFR.

•	Engaged a Big 4 public accounting firm to assist management with assessing and enhancing the Company’s control environment. The engagement is currently in progress and includes performing a risk assessment and evaluating the design of controls related to:

•	The determination of certain accounting estimates, and in particular, appropriate review of the inputs and data used in the formulation of the estimates, including data provided to actuaries, review of actuarial reports, and review, approval and application of appropriate GAAP for transactions and accounting methodology changes.

Item 4.	Controls and Procedures (Continued)

•	Manual journal entries, including implementation of new controls over the review, approval and recording of manual journal entries to ensure that manual journal entries recorded in the financial records are properly prepared, supported by adequate documentation, and independently reviewed and approved.

•	Effective and timely reconciliations of balance sheet accounts.

•	Restrictions on access to and segregation of duties within the Company’s information and technology systems.

•	Implementation of improvements to the Company’s information and technology systems.

Management believes the measures described above will remediate the identified material weaknesses in future periods. As it continues to evaluate and improve ICFR, management may determine to take additional measures to address control deficiencies or to modify certain of the remediation measures described above.

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

On November 6, 2014, plaintiffs in Michael Arciaga, et al. v. Barrett Business Services, Inc., et al., filed an action in the United States District Court for the Western District of Washington against BBSI, Michael L. Elich, BBSI’s Chief Executive Officer, and James D. Miller, BBSI’s then Chief Financial Officer. The action purported to be a class action brought on behalf of all BBSI shareholders alleging violations of the federal securities laws. The claims arose from the decline in the market price for BBSI common stock following announcement of a charge for increased workers’ compensation reserves expense. The lawsuit sought compensatory damages, plus interest, and costs and expenses (including attorney fees and expert fees).

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

On March 21, 2016, before the court had ruled on the defendants’ motion to dismiss the plaintiffs’ first amended consolidated complaint, the plaintiffs filed a second amended consolidated complaint, naming the same defendants. The second amended consolidated complaint dropped certain allegations from the first amended complaint and added new allegations relating to disclosures in BBSI’s Current Report on Form 8-K filed on March 9, 2016. The defendants filed a motion to dismiss the second amended consolidated complaint on May 23, 2016.

On October 26, 2016, before the court ruled on the motion to dismiss, the parties entered into a Stipulation and Agreement of Settlement dated as of October 26, 2016 (the “Settlement”), to settle the litigation. The settlement class includes all persons and entities who purchased or otherwise acquired BBSI common stock in the period beginning February 12, 2013, through March 9, 2016, and were damaged thereby, with certain exclusions.

The Settlement is intended to fully, finally and forever compromise, settle, release, resolve, and dismiss with prejudice the purported class action and all claims asserted therein against the named defendants. In the Settlement, the defendants have denied all allegations of wrongdoing and the plaintiffs have not conceded any infirmities in their positions.

Item 1.	Legal Proceedings (Continued)

The Settlement calls for the payment in cash of $12.0 million (the “Settlement Fund”) into escrow by November 29, 2016, which is 15 business days after the court entered an order preliminarily approving the Settlement. Of this amount, approximately $8.7 million will be paid by BBSI’s insurance carriers and approximately $3.3 million will be paid by BBSI. The amount to be paid by BBSI has been accrued at September 30, 2016 and is included in other accrued liabilities in our condensed consolidated balance sheet. The fees of counsel for the plaintiffs will be paid out of the Settlement Fund following approval by the court.

The Settlement is subject to approval by the court and to other customary terms and conditions, including the right of BBSI to terminate the Settlement under specified circumstances. All potential class members will be notified of the Settlement in November 2016. The court has scheduled a hearing for February 22, 2017, to consider final approval of the Settlement. If the Settlement is not approved by the court, or is otherwise terminated before it is finalized, BBSI is unable to predict the final outcome of the litigation or to estimate its effect on BBSI, which may be material and adverse.

BBSI received a subpoena from the San Francisco office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) in May 2015 in connection with the SEC’s investigation of BBSI’s accounting practices with regard to its workers’ compensation reserves. In April 2016, the SEC issued a second subpoena to BBSI for documents relating to the disclosures made by BBSI following Mr. Miller’s termination. BBSI was also advised by the United States Department of Justice in mid-June 2016 that it has commenced an investigation. BBSI is cooperating fully with the investigations.

On June 17, 2015, Daniel Salinas (“Salinas”) filed a shareholder derivative lawsuit against BBSI and certain of its officers and directors in the Circuit Court for Baltimore City, Maryland. The complaint alleges breaches of fiduciary duty, unjust enrichment and other violations of law and seeks recovery of various damages, including the costs and expenses incurred in connection with BBSI’s reserve strengthening process, reserve study and consultants, the cost of stock repurchases by BBSI in October 2014, compensation paid to BBSI’s officers, and costs of negotiating BBSI’s credit facility with its principal lender, as well as the proceeds of sales of stock by certain of BBSI’s officers and directors during 2013 and 2014. On September 28, 2015, BBSI and the individual defendants filed motions to dismiss the derivative suit and a motion to stay pending resolution of In re Barrett Business Services Securities Litigation. On December 4, 2015, Salinas filed an opposition to each motion. On January 27, 2016, the defendants filed a reply to the opposition brief. On February 11, 2016, Judge Michel Pierson heard oral argument on the motions. A decision has not been issued.

Management is unable to estimate the probability, or the potential range of loss arising from the legal actions described above.

BBSI is subject to other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to other currently pending or threatened actions is not expected to materially affect BBSI’s consolidated financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on May 25, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Effective September 23, 2016, the Company granted a Company employee restricted stock units (“RSUs”) relating to a total of 2,000 shares of Company common stock. Each RSU represents a contingent right to receive one share of Company common stock. The award vests in four equal annual installments, commencing September 23, 2017, and is subject to continued service as an employee of the Company.

The award described above was granted pursuant to the Company’s stockholder-approved 2015 Stock Incentive Plan and issued as consideration for services rendered by the recipient. The Company did not receive any cash consideration in connection with the award.

The securities described above were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933.

The Company maintains a Board-approved stock repurchase program, which in October 2008 authorized up to 3.0 million shares of the Company’s common stock to be repurchased from time to time in open market purchases. The repurchase program allows for the repurchase of approximately 1.1 million shares as of September 30, 2016. The Company’s credit agreement with its primary bank currently prohibits the repurchase of any Company common stock.

Item 6.	Exhibits

Exhibits are listed in the Exhibit Index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: November 9, 2016	By:	/s/ Gary E. Kramer
Gary E. Kramer
Vice President-Finance, Treasurer and Secretary

EXHIBIT INDEX**

10.1	Change in Control Employment Agreement between the Registrant and Gary Kramer, dated August 19, 2016.

10.2	Form of Employee Restricted Stock Units Award Agreement for Executive Officers for awards granted during 2016 under the 2015 Stock Incentive Plan of the Registrant (the “2015 Plan”).

10.3	Form of Non-Employee Director Restricted Stock Units Award Agreement for awards granted during 2016 under the 2015 Plan.

10.4	Form of Performance Share Award Agreement for Executive Officers for awards granted under the 2015 Plan.

10.5	Nonqualified Stock Option Award Agreement between the Registrant and Thomas J. Carley dated July 1, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.	Certification pursuant to 18 U.S.C. Section 1350.

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

**	Except as otherwise indicated, the SEC File Number for all exhibits is 000-21866.