Form 10-Q
period 2017-03-31
BARRETT BUSINESS SERVICES INC
filed 2017-05-08
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No   ☒

As of May 1, 2017, 7,251,729 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$18,429	$50,768
Trade accounts receivable, net	139,277	126,484
Income taxes receivable	3,078	—
Prepaid expenses and other	6,830	3,899
Investments	973	5,675
Restricted cash and investments	51,078	48,557
Total current assets	219,665	235,383
Investments	333	642
Property, equipment and software, net	26,633	26,673
Restricted cash and investments	272,624	252,707
Goodwill	47,820	47,820
Other assets	20,958	9,293
Deferred income taxes	9,384	9,370
	$597,417	$581,888
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,557	$221
Accounts payable	3,509	4,944
Accrued payroll, payroll taxes and related benefits	173,493	153,110
Income taxes payable	—	3,041
Other accrued liabilities	6,523	7,674
Workers' compensation claims liabilities	85,481	81,339
Safety incentives liability	24,204	24,835
Total current liabilities	297,767	275,164
Long-term workers' compensation claims liabilities	240,752	231,198
Long-term debt	—	4,392
Customer deposits and other long-term liabilities	1,353	1,441
Total liabilities	539,872	512,195
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,252 and 7,244 shares issued and outstanding	73	72
Additional paid-in capital	10,549	9,638
Accumulated other comprehensive loss	(23)	(3)
Retained earnings	46,946	59,986
	57,545	69,693
	$597,417	$581,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Professional employer service fees	$172,209	$154,678
Staffing services	37,788	36,290
Total revenues	209,997	190,968
Cost of revenues:
Direct payroll costs	28,710	27,427
Payroll taxes and benefits	115,400	103,760
Workers' compensation	55,437	49,394
Total cost of revenues	199,547	180,581
Gross margin	10,450	10,387
Selling, general and administrative expenses	26,610	21,904
Depreciation and amortization	942	749
Loss from operations	(17,102)	(12,266)
Other income (expense):
Investment income	158	248
Interest expense	(83)	(260)
Other, net	—	4
Other income (expense), net	75	(8)
Loss before income taxes	(17,027)	(12,274)
Benefit from income taxes	(5,800)	(4,271)
Net loss	$(11,227)	$(8,003)
Basic loss per common share	$(1.55)	$(1.11)
Weighted average number of basic common shares outstanding	7,249	7,208
Diluted loss per common share	$(1.55)	$(1.11)
Weighted average number of diluted common shares outstanding	7,249	7,208
Cash dividends per common share	$0.25	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(11,227)	$(8,003)
Unrealized (losses) gains on investments, net of tax of ($14) and $23 in 2017 and 2016, respectively	(20)	34
Comprehensive loss	$(11,247)	$(7,969)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2017 and 2016

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2015	7,203	$72	$6,964	$(31)	$47,546	$54,551
Common stock issued on exercise of options and vesting of restricted stock units	8	—	72	—	—	72
Common stock repurchased on vesting of restricted stock units	(1)	—	(40)	—	—	(40)
Share based compensation expense	—	—	359	—	—	359
Excess tax benefits from share-based compensation		—	265	—	—	265
Cash dividends on common stock	—	—	—	—	(1,586)	(1,586)
Unrealized gain on investments, net of tax	—	—	—	34	—	34
Net loss	—	—	—	—	(8,003)	(8,003)
Balance, March 31, 2016	7,210	$72	$7,620	$3	$37,957	$45,652
Balance, December 31, 2016	7,244	$72	$9,638	$(3)	$59,986	$69,693
Common stock issued on exercise of options and vesting of restricted stock units	9	1	97	—	—	98
Common stock repurchased on vesting of restricted stock units	(1)	—	(68)	—	—	(68)
Share based compensation expense	—	—	882	—	—	882
Cash dividends on common stock	—	—	—	—	(1,813)	(1,813)
Unrealized loss on investments, net of tax	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(11,227)	(11,227)
Balance, March 31, 2017	7,252	$73	$10,549	$(23)	$46,946	$57,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(11,227)	$(8,003)
Reconciliations of net loss to net cash used by operating activities:
Depreciation and amortization	942	749
Gain recognized on investments	—	(1)
Share-based compensation	882	359
Excess tax benefit from share-based compensation	—	(265)
Changes in certain operating assets and liabilities:
Trade accounts receivable	(12,793)	(73,302)
Income taxes receivable	(3,078)	(2,969)
Prepaid expenses and other	(2,931)	(2,595)
Accounts payable	(1,435)	723
Accrued payroll, payroll taxes and related benefits	20,383	66,767
Other accrued liabilities	(1,151)	392
Income taxes payable	(3,041)	—
Workers' compensation claims liabilities	13,696	9,468
Safety incentives liability	(631)	563
Customer deposits, long-term liabilities and other assets, net	(474)	297
Net cash used by operating activities	(858)	(7,817)
Cash flows from investing activities:
Purchase of property and equipment	(902)	(1,368)
Purchase of investments	(491)	(207)
Proceeds from sales and maturities of investments	5,502	178
Purchase of restricted cash and investments	(359,331)	(26,830)
Proceeds from sales and maturities of restricted cash and investments	325,581	55,634
Net cash provided by (used in) investing activities	(29,641)	27,407
Cash flows from financing activities:
Proceeds from credit-line borrowings	—	11,300
Payments on credit-line borrowings	—	(11,300)
Payments on long-term debt	(56)	(55)
Common stock repurchased on vesting of restricted stock units	(68)	(40)
Dividends paid	(1,813)	(1,586)
Proceeds from exercise of stock options and vesting of restricted stock units	97	72
Excess tax benefits from share-based compensation	—	265
Net cash used in financing activities	(1,840)	(1,344)
Net increase (decrease) in cash and cash equivalents	(32,339)	18,246
Cash and cash equivalents, beginning of period	50,768	25,218
Cash and cash equivalents, end of period	$18,429	$43,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results may differ from such estimates and assumptions.  The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K at pages F1 – F29.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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

We report PEO revenues on a net basis because we are not the primary obligor for certain of the services provided to our clients on behalf of their employees pursuant to our client services agreements. Specifically, we present revenue net of the amounts received or billed for direct payroll expenses such as salaries, wages, health insurance, and employee out-of-pocket expenses incurred incidental to employment. Safety incentive costs are also netted against PEO service revenue in our condensed consolidated statements of operations. Safety incentives represent cash incentives paid to certain client companies for maintaining safe-work practices and minimizing workplace injuries. The safety incentive is based on a percentage of annual payroll and is paid annually to clients who meet predetermined workers’ compensation claims cost objectives.

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes and workers’ compensation costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, employee benefits, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers’ compensation costs consist primarily of the costs associated with our workers’ compensation program, including claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, risk manager payroll, premiums for excess insurance, the fronted insurance program and costs associated with operating our two wholly owned insurance companies, AICE and Ecole.

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

Investments

As of March 31, 2017, the Company’s investments consisted of corporate bonds and municipal bonds.  We classify our investments as trading or available-for-sale.  The Company had no trading securities at March 31, 2017 and December 31, 2016. The Company classifies corporate bonds and municipal bonds as available for sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of investments are included in other income (expense) as other, net in our condensed consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the condensed consolidated statements of operations.

Restricted cash and investments

The Company holds restricted cash and investments primarily for the future payment of workers’ compensation claims. At March 31, 2017, restricted cash and investments consisted of U.S. treasuries, money market funds, commercial paper, corporate bonds, mortgage backed securities, and municipal bonds. At March 31, 2017, the approximate fair value of restricted cash and investments equaled their approximate amortized cost. Restricted investments have been categorized as available-for-sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Management considers available evidence in evaluating potential impairment of restricted investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of restricted investments are included in other income (expense) as other, net in our condensed consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the condensed consolidated statements of operations.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $78,000 at March 31, 2017 and December 31, 2016.  We make estimates of the collectability of our accounts receivable for services provided to our customers.  Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Workers’ compensation claims liabilities

Our workers’ compensation claims liabilities do not represent an exact calculation of liability but rather management’s best estimate, utilizing actuarial expertise and projection techniques, at a given reporting date. The estimated liability for open workers’ compensation claims is based on an evaluation of information provided by our internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse loss development with respect to reported claims and incurred but not reported claims (together, “IBNR”). At March 31, 2017 and December 31, 2016, workers’ compensation claims liabilities included case reserve estimates for reported losses, plus additional amounts for estimated IBNR claims, MCC and legal costs, and unallocated loss adjustment expenses, including future administrative fees to be paid to third-party service providers. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

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

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third party administrator and the expected payout as determined by historical incentive payment trends. The Company provided $24.2 million and $24.8 million at March 31, 2017 and December 31, 2016, respectively, as an estimate of the liability for unpaid safety incentives.

Customer deposits

We require deposits from certain PEO customers to cover a portion of our accounts receivable due from such customers in the event of default of payment.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income (loss) comprises unrealized holding gains and losses on our available for sale investments.

Statements of cash flows

Interest paid during the three months ended March 31, 2017 and 2016 did not materially differ from interest expense. Income taxes received during the three months ended March 31, 2017 and 2016 totaled $0.3 million and $1.3 million, respectively.

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

	Three Months Ended
	March 31,
	2017	2016
Weighted average number of basic shares outstanding	7,249	7,208
Effect of dilutive securities	—	—
Weighted average number of diluted shares outstanding	7,249	7,208

As a result of the net loss for the three months ended March 31, 2017 and 2016, 292,611 and 110,797 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Reclassifications

Due to the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows or stockholders’ equity.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The update defers the effective date of ASU 2014-09 by one year, requiring public business entities to apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

In March, April and May 2016, the FASB issued the following ASUs: ASU No. 2016-08, Principal versus Agent Considerations - Reporting Revenue Gross versus Net; ASU No. 2016-10, Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments in these updates do not change the core principles of the guidance in ASU 2014-09. The effective date and transition requirements for these updates are the same as the effective date and transition requirements in ASU 2015-14. The Company is currently evaluating the impact on its condensed consolidated financial statements and footnote disclosures of ASU 2014-09 and all related ASUs.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent on the condensed consolidated balance sheets. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard in the first interim period for the year ending December 31, 2017. The adoption of this standard resulted in a current to noncurrent adjustment to the Company’s current deferred tax asset balance, which was $25.3 million and $25.2 million at March 31, 2017 and December 31, 2016, respectively.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The core principle is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the standard and the impact on its condensed consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation. The amendments in this update simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this standard in the first interim period for the year ending December 31, 2017. Beginning in the first interim period for the year ending December 31, 2017 an immaterial amount of excess tax benefit was recognized in income tax benefit on the condensed consolidated statement of operations, and was classified along with other income tax cash flows as an operating activity on the statement of cash flows. On a prospective basis, when applying the treasury stock method for computing diluted earnings-per-share, the assumed proceeds will not include any windfall tax benefits.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company’s balance of restricted cash, which is within restricted cash and investments under current and non-current assets on the condensed consolidated balance sheets, was $4.4 million and $4.5 million for the periods ended March 31, 2017 and December 31, 2016, respectively. The Company is currently evaluating the standard and the impact on its condensed consolidated financial statements and footnote disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in this update are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the standard but does not expect it to have a material impact on its condensed consolidated financial statements or footnote disclosures.

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt. The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. As of March 31, 2017, the amendments in this update would not have a material impact on the Company. However, the Company will continue to evaluate the standard to determine the impact.

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash Equivalents:
Money Market Funds	$267	$—	$267	$1,943	$—	$1,943
U.S. Treasuries	500	—	500	—	—	—
Investments:
Certificates of Deposit	—	—	—	4,737	—	4,737
Municipal Bonds	456	1	457	713	1	714
Corporate Bonds	516	—	516	225	(1)	224
Restricted cash and investments:
Money Market Funds	51,078	—	51,078	48,557	—	48,557
Certificate of Deposit	—	—	—	—	—	—
Total Current Investments	52,817	1	52,818	56,175	-	56,175
Long term:
Investments:
Corporate Bonds	268	(1)	267	567	(1)	566
Municipal Bonds	66	—	66	76	—	76
Money Market Funds	—	—	—	—	—	—
Restricted cash and investments (1):
Money Market Funds	28,352	—	28,352	236,036	—	236,036
Certificates of Deposit	—	—	—	6,047	—	6,047
U.S. Treasuries	87,743	5	87,748	834	—	834
Corporate Bonds	53,743	(45)	53,698	2,886	2	2,888
Municipal Bonds	1,615	—	1,615	2,069	(6)	2,063
Commercial Paper	56,116	—	56,116	—	—	—
Mortgage Backed Securities	40,402	1	40,403	—	—	—
Total Long Term Investments	268,305	(40)	268,265	248,515	(5)	248,510
Total Investments	$321,122	$(39)	$321,083	$304,690	$(5)	$304,685

(1)

Included in restricted cash and investments within the balance sheet as of March 31, 2017 is restricted cash and long term workers’ compensation deposits of $4.7 million, which is excluded from the table above.

The following table summarizes the Company’s investments at March 31, 2017 and December 31, 2016 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	March 31, 2017					December 31, 2016
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash Equivalents:
Money Market Funds	$267	$—	$—	$—	$267	$1,943	$—	$—	$—	$1,943
U.S. Treasuries	500	—	500	—	—	—	—	—	—	—
Investments:
Certificates of Deposit	—	—	—	—	—	4,737	—	4,737	—	—
Municipal Bonds	523	—	523	—	—	790	—	790	—	—
Corporate Bonds	783	—	783	—	—	790	—	790	—	—
Money Market Funds	—	—	—	—	—	—	—	—	—	—
Restricted cash and investments:
Money Market Funds	79,430	—	—	—	79,430	284,593	—	—	—	284,593
Certificates of Deposit	—	—	—	—	—	6,047	—	6,047	—	—
U.S. Treasuries	87,748	—	87,748	—	—	834	—	834	—	—
Corporate Bonds	53,698	—	53,698	—	—	2,888	—	2,888	—	—
Municipal Bonds	1,615	—	1,615	—	—	2,063	—	2,063	—	—
Commercial Paper	56,116	—	56,116	—	—	—	—	—	—	—
Mortgage Backed Securities	40,403	—	40,403	—	—	—	—	—	—	—
Total Investments	$321,083	$—	$241,386	$—	$79,697	$304,685	$—	$18,149	$—	$286,536

(1)

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

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Beginning balance
Workers' compensation claims liabilities	$312,537	$255,675
Add: claims expense accrual
Current period	35,275	31,155
Prior periods	2,914	848
	38,189	32,003
Less: claim payments related to
Current period	1,132	1,271
Prior periods	23,464	21,264
	24,596	22,535

Add: Change in claims incurred in excess of retention limits	103	—

Ending balance
Workers' compensation claims liabilities	$326,233	$265,143
Incurred but not reported (IBNR)	$162,760	$132,879

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

Effective January 1, 2015, the Company stopped maintaining a certificate to self-insure in the state of California, and it now obtains individual policies from Chubb Limited (“Chubb”) for all California-based clients along with clients in Delaware, Virginia, Pennsylvania, North Carolina, New Jersey, West Virginia and the District of Columbia. The arrangement with Chubb, known as a fronted program, provides BBSI a licensed, admitted insurance carrier to issue policies on behalf of BBSI. The risk of loss up to the first $5.0 million per claim is retained by BBSI through a reinsurance agreement. Chubb assumes credit risk should BBSI be unable to satisfy its indemnification obligations.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into a trust account (“the Chubb trust account”) to be used for the payment of future claims. The balance in the Chubb trust account was $299.6 million and $277.1 million at March 31, 2017 and December 31, 2016, respectively. The Chubb trust account balances are included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

At March 31, 2017, the Company recorded an asset of $11.3 million related to a payment remitted to Chubb on March 24, 2017 but not deposited into the Chubb trust account until April 2017. This amount is included in other assets in the condensed consolidated balance sheet.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified investment balances or other financial instruments totaling $135.0 million at March 31, 2017 and December 31, 2016 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer.  In addition to restricted cash and investments held to satisfy these requirements, at March 31, 2017, we have provided surety bonds and standby letters of credit totaling $128.8 million, including a California requirement of $123.3 million.

The Company provided a total of $326.2 million and $312.5 million at March 31, 2017 and December 31, 2016, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $9.2 million and $9.1 million at March 31, 2017 and December 31, 2016, respectively, represents case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from excess insurance carriers of $9.2 million and $9.1 million at March 31, 2017 and December 31, 2016, respectively, included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”).

The Agreement provided for a $25.0 million revolving credit line, with a $6.0 million sublimit for standby letters of credit. Of the $6.0 million sublimit for standby letters of credit, $5.3 million was used at March 31, 2017.  Advances under the revolving credit facility bear interest, as selected by the Company, of either (a) a daily floating rate of one month LIBOR plus 1.75% or (b) a fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.35% per year through December 31, 2016 and 0.375% per year thereafter on the average daily unused amount of the revolving credit facility, and a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2017 and December 31, 2016. The line of credit expires on July 1, 2018.

The Agreement also included $5.0 million in cash-secured letters of credit at March 31, 2017 to satisfy collateral requirements associated with the Company’s former status as a self-insured employer in California.  In conjunction with these letters of credit, the Company posted with the Bank as collateral $5.3 million in restricted money market funds and restricted certificates of deposit.

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

The Agreement also contains customary events of default.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At March 31, 2017, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.6 million at March 31, 2017 and December 31, 2016, secured by the Company’s corporate office building in Vancouver, Washington.  This loan requires monthly principal payments of $18,375 plus interest at a rate of one month LIBOR plus 2.25%, with the unpaid principal balance due February 1, 2018.

Note 5 - Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed.  One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters.  The Company was in a cumulative income position for the 12 quarters ended March 31, 2017. Based on management’s analysis, no valuation allowance of deferred tax assets was recorded at March 31, 2017.

The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014.

Note 6 – Litigation

BBSI received a subpoena from the San Francisco office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) in April 2016 in connection with the SEC’s inquiry into reported errors in our financial statements. The Company previously received a subpoena from the SEC in May 2015 in connection with the SEC’s investigation of the Company’s accounting policies with regard to its workers’ compensation reserves. BBSI was also advised by the United States Department of Justice in June 2016 that it has commenced an investigation. The Company is cooperating with the investigations.

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

Note 7 – Subsequent Events

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016.

	Percentage of Total Net Revenues
	Three Months Ended
	March 31,
	2017		2016
Revenues:
Professional employer service fees	$172,209	82.0%	$154,678	81.0%
Staffing services	37,788	18.0	36,290	19.0
Total revenues	209,997	100.0	190,968	100.0
Cost of revenues:
Direct payroll costs	28,710	13.7	27,427	14.4
Payroll taxes and benefits	115,400	55.0	103,760	54.3
Workers’ compensation	55,437	26.4	49,394	25.9
Total cost of revenues	199,547	95.0	180,581	94.6
Gross margin	10,450	5.0	10,387	5.4
Selling, general and administrative expenses	26,610	12.7	21,904	11.4
Depreciation and amortization	942	0.4	749	0.4
Loss from operations	(17,102)	(8.1)	(12,266)	(6.4)
Other income (expense), net	75	0.0	(8)	0.0
Loss before income taxes	(17,027)	(8.1)	(12,274)	(6.4)
Provision for income taxes	(5,800)	(2.8)	(4,271)	(2.2)
Net loss	$(11,227)	(5.4)%	$(8,003)	(4.2)%

We report PEO revenues on a net basis because we are not the primary obligor for the services provided by our co-employed clients to their customers pursuant to our client service agreements.  We present for comparison purposes the gross revenues and cost of revenues information for the three months ended March 31, 2017 and 2016 in the table below.  Although not in accordance with GAAP, management believes this information is informative as to the level of our business activity and illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our professional employer services on a basis comparable to our staffing services.

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

	(Unaudited)
	Three Months Ended
	March 31,
Non-GAAP (in thousands)	2017	2016
Gross revenues:
Professional employer services	$1,161,761	$1,027,599
Staffing services	37,788	36,290
Total gross revenues	1,199,549	1,063,889
Gross cost of revenues:
Direct payroll costs	1,011,690	894,050
Payroll taxes and benefits	115,400	103,760
Workers’ compensation	62,009	55,692
Total gross cost of revenues	1,189,099	1,053,502
Gross margin	$10,450	$10,387

A reconciliation of net revenue to non-GAAP gross revenues is as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	(Unaudited)
	Three Months Ended March 31,
	Net Revenue				Gross Revenue
	Reporting Method				Reporting Method
	(GAAP)		Non-GAAP Adjustments		(Non-GAAP)
	2017	2016	2017	2016	2017	2016
Revenues:
Professional employer services	$172,209	$154,678	$989,552	$872,921	$1,161,761	$1,027,599
Staffing services	37,788	36,290	―	―	37,788	36,290
Total revenues	$209,997	$190,968	$989,552	$872,921	$1,199,549	$1,063,889
Cost of revenues	$199,547	$180,581	$989,552	$872,921	$1,189,099	$1,053,502

The non-GAAP adjustments comprise direct payroll costs and safety incentives attributable to our professional employer services client companies.

Three months ended March 31, 2017 and 2016

Net loss for the first quarter of 2017 amounted to $11.2 million compared to net loss of $8.0 million for the first quarter of 2016. Diluted loss per share for the first quarter of 2017 was $1.55 compared to diluted loss per share of $1.11 for the first quarter of 2016.

Revenues for the first quarter of 2017 totaled $210.0 million, an increase of $19.0 million or 10.0% over the first quarter of 2016, which reflects an increase in the Company’s professional employer service fee revenue of $17.5 million or 11.3% and an increase in staffing services revenue of $1.5 million or 4.1%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the first quarter of 2017 nearly doubled business lost from former customers.  Professional employer service revenue from continuing customers reflected a 3.7% increase compared to the first quarter of 2016, primarily resulting from increases in employee headcount and hours worked.  The increase in staffing services revenue was due primarily to an increase in new staffing business.

Gross margin for the first quarter of 2017 totaled $10.5 million or 5.0% of revenue compared to $10.4 million or 5.4% of revenue for the first quarter of 2016.  The decrease in gross margin percentage was primarily due to an increase in payroll taxes and benefits and workers’ compensation expense as a percentage of revenues, partially offset by a reduction of direct payroll costs as a percentage of revenues.

Direct payroll costs for the first quarter of 2017 totaled $28.7 million or 13.7% of revenue compared to $27.4 million or 14.4% of revenue for the first quarter of 2016. The decrease in direct payroll costs percentage was primarily due to the relative increase in professional employer services within the mix of our customer base compared to the first quarter of 2016.

Payroll taxes and benefits for the first quarter of 2017 totaled $115.4 million or 55.0% of revenue compared to $103.8 million or 54.3% of revenue for the first quarter of 2016.  The increase in payroll taxes and benefits percentage is in line with the growth in professional employer services, where payroll taxes and benefits are presented at gross cost.

Workers’ compensation expense for the first quarter of 2017 totaled $55.4 million or 26.4% of revenue compared to $49.4 million or 25.9% of revenue for the first quarter of 2016. The increase in workers’ compensation expense as a percentage of revenue was primarily due to a change in the actuarial estimate of our workers’ compensation reserves of $2.9 million related to claims incurred in prior years.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2017 totaled $26.6 million or 12.7% of revenue compared to $21.9 million or 11.4% of revenue for the first quarter of 2016.  The increase was primarily attributable to a $2.2 million increase in management payroll expense and a $1.4 million increase in audit fees from the first quarter of 2016 to the first quarter of 2017.

Other income, net for the first quarter of 2017 was $75,000 as compared to an expense of $8,000 for the first quarter of 2016. The change was attributable to a decrease in interest expense.

Our effective income tax rate for the first quarter of 2017 was 34.1%, compared to 34.8% for the first quarter of 2016.  Our income tax rate typically differs from the federal statutory tax rate of 35% primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash position of $18.4 million at March 31, 2017 decreased $32.3 million from December 31, 2016, compared to an increase of $18.2 million for the comparable period of 2016. The decrease in cash at March 31, 2017 as compared to December 31, 2016 was primarily due to increased purchases of restricted cash and investments in the quarter.

Net cash used in operating activities for the three months ended March 31, 2017 amounted to $0.9 million, compared to cash used in operating activities of $7.8 million for the comparable period of 2016. For the three months ended March 31, 2017, cash flow was primarily due to our net loss of $11.2 million, increased trade accounts receivable of $12.8 million and increased prepaid expenses and income taxes receivable of $6.1 million, offset by increases in accrued payroll, payroll taxes and related benefits of $20.4 million and workers’ compensation claims liabilities of $13.7 million.

Net cash used in investing activities totaled $29.6 million for the three months ended March 31, 2017, compared to net cash provided of $27.4 million for the comparable period of 2016.  For the three months ended March 31, 2017, cash used in investing activities consisted primarily of purchases of restricted cash and investments of $359.3 million, partially offset by proceeds from sales and maturities of restricted and unrestricted cash and investments of $331.1 million.

Net cash used in financing activities for the three months ended March 31, 2017 was $1.8 million, compared to net cash used in financing activities of $1.3 million for the comparable period of 2016.  For the three months ended March 31, 2017, cash was primarily used for dividend payments of $1.8 million.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified investment balances or other financial instruments totaling $135.0 million at March 31, 2017 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer.  In addition to restricted cash and investments held to satisfy these requirements at March 31, 2017, we have provided surety bonds and standby letters of credit totaling $128.8 million, including a California requirement of $123.3 million. The collateral associated with the letters of credit was $5.3 million at March 31, 2017 and December 31, 2016. Management expects the letters of credit and related collateral to decrease over time as a result of a declining self-insured liability in California.  The Company’s self-insured status in California ended on December 31, 2014.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into a trust account (“the Chubb trust account”) to be used for the payment of future claims. The balance in the Chubb trust account was $299.6 million and $277.1 million at March 31, 2017 and December 31, 2016, respectively. The Chubb trust account balances are included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

At March 31, 2017 the Company recorded an asset of $11.3 million related to a payment remitted to Chubb on March 24, 2017 but not deposited into the Chubb trust account until April 2017. This amount is included in other assets in the condensed consolidated balance sheet.

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”).  The Agreement provided for a $25.0 million revolving credit line, with a $6.0 million sublimit for unsecured standby letters of credit.

The Agreement also included $5.0 million in cash-secured letters of credit at March 31, 2017 to satisfy collateral requirements associated with the Company’s former status as a self-insured employer in California.  In conjunction with these letters of credit, the Company posted with the Bank as collateral $5.3 million in restricted money market funds and restricted certificates of deposit.

Advances under the revolving credit facility bear interest as selected by the Company of either (a) a daily floating rate of one month LIBOR plus 1.75% or (b) a fixed rate of LIBOR plus 1.75%.  The Agreement also provides for an unused commitment fee of 0.35% per year through December 31, 2016 and 0.375% per year thereafter on the average daily unused amount of the revolving credit facility, and a fee of 1.75% of the face amount of each letter of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2017 and December 31, 2016. The revolving line of credit expires on July 1, 2018.

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

The Agreement also contains customary events of default.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At March 31, 2017, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.6 million and $4.6 million at March 31, 2017 and December 31, 2016, respectively, secured by the Company’s corporate office building in Vancouver, Washington.  This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.25%, with the unpaid principal balance due February 1, 2018.

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

Forward-Looking Information

Statements in this report include forward-looking statements which are not historical in nature. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the effect of changes in our mix of services on gross margin, the need to continue to retain customers following price increases, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the effects of becoming self-insured for certain business risks, the risks of operation and cost of our fronted insurance program with Chubb, the effects of material weaknesses in our internal control environment, our ability to pass on increased costs relating to the mandate to provide health insurance coverage to our clients, the cost of providing healthcare coverage to staffing employees, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, compliance with the continued listing requirements of The Nasdaq Stock Market (“NASDAQ”), current and future shareholder litigation, ongoing investigations by the Securities and Exchange Commission (the “SEC”) and the United States Department of Justice (the “DOJ”), the effect of changes in the interest rate environment on the value of our investment securities and long-term debt, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

All of our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include our ability to retain current clients and attract new clients, difficulties associated with integrating clients into our operations, economic trends in our service areas, the potential for material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of our primary markets, collectability of accounts receivable, the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results), the cost of defending against or settling shareholder litigation, the expenses associated with cooperating in the SEC and DOJ investigations and the potential imposition of fines, penalties and other remedies, the costs of remediating material weaknesses in our internal control environment, the impact of the Patient Protection and Affordable Care Act and escalating medical costs on our business, the effect of conditions in the global capital markets on our investment portfolio, and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our fronted insurance program. Additional risk factors affecting our business are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 8, 2017. We disclaim any obligation to update any such factors or to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt.  As of March 31, 2017, the Company’s investments consisted principally of approximately $88.2 million in U.S. Treasuries, $79.7 million in money market funds, $56.1 million in commercial paper, $54.5 million in corporate bonds, $40.4 million in mortgage backed securities, and $2.1 million in municipal bonds.  The Company’s outstanding debt totaled approximately $4.6 million at March 31, 2017.  Based on the Company’s overall interest exposure at March 31, 2017, a 50 basis point increase in market interest rates would have a $2.8 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is a process designed by, or under the supervision of, our CEO and our CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our condensed consolidated financial statements for external purposes in accordance with GAAP.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2017 because of the material weaknesses in ICFR described below.

Previously Identified Material Weakness

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, management identified the following material weaknesses:

1)

Management identified a material weakness in internal controls related to its information and technology systems (“IT systems”). Specifically, the Company did not maintain effective controls over user access to IT systems and changes to programs and data. While management has developed remediation plans with respect to the identified deficiencies, the remediation efforts, which include improvements to governance over IT controls are in the process of being implemented. As a result of the deficiencies identified, there is a possibility that the business process controls that are dependent on IT systems or electronic data and financial reports generated from such IT systems could be adversely affected.

2)

Management identified a material weakness in internal controls over the process for deriving accounting estimates related to workers’ compensation expense. Specifically, the Company did not ensure appropriate review of the data provided to its actuary. Management has taken a number of actions and implemented controls to remediate this deficiency, and management believes that these activities, in conjunction with other control activities that have operated effectively, will successfully remediate this material weakness. However, certain of these control activities were implemented or revised later in 2016, and management cannot conclude that the material weakness is remediated until the applicable controls have operated for a sufficient period of time to demonstrate operating effectiveness.

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

Workers’ Compensation Expense

Management believes that it has implemented control activities that address the material weakness related to workers’ compensation expense. Remediation of the material weakness is dependent on the following revised control activities operating for a sufficient period of time to demonstrate operating effectiveness.

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

•

Established a procedure for quarterly meetings of the WCC with the Company’s independent actuary with the goal of ensuring that the actuary is fully informed and has a complete understanding of the components included in the payroll and workers’ compensation claims data provided to the actuary by the Company and to review fully the quarterly actuarial report produced by the actuary. Meetings occurred in April, July, and October 2016, as well as January and April 2017.

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

Changes in Internal Control over Financial Reporting

Other than the activities described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BBSI received a subpoena from the San Francisco office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) in April 2016 in connection with the SEC’s inquiry into reported errors in our financial statements. The Company previously received a subpoena from the SEC in May 2015 in connection with the SEC’s investigation of the Company’s accounting policies with regard to its workers’ compensation reserves. BBSI was also advised by the United States Department of Justice in June 2016 that it has commenced an investigation. The Company is cooperating with the investigations.

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

Management is unable to estimate the probability, or the potential range of loss arising from the legal actions described above. See Note 6 to the condensed consolidated financial statements included in Item 1 of Part I of this report for additional information.

BBSI is subject to other legal proceedings and claims, which arise in the ordinary course of our business.  In the opinion of management, the amount of ultimate liability with respect to other currently pending or threatened actions is not expected to materially affect BBSI’s consolidated financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 8, 2017.

Item 6.	Exhibits

Exhibits are listed in the Exhibit Index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: May 8, 2017	By:	/s/ Gary E. Kramer
Gary E. Kramer
Vice President-Finance, Treasurer and Secretary

EXHIBIT INDEX**

10.1	Death Benefit Agreement entered into by the Registrant and Gary E. Kramer effective March 15, 2017.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.	Certification pursuant to 18 U.S.C. Section 1350.
101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Label Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document
**	Except as otherwise indicated, the SEC File Number for all exhibits is 000-21866.