Form 10-Q
period 2017-06-30
BARRETT BUSINESS SERVICES INC
filed 2017-08-09
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 1, 2017, 7,295,358 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$17,865	$50,768
Trade accounts receivable, net	147,141	126,484
Prepaid expenses and other	8,582	3,899
Investments	965	5,675
Restricted cash and investments	87,516	48,557
Total current assets	262,069	235,383
Investments	590	642
Property, equipment and software, net	27,035	26,673
Restricted cash and investments	259,797	252,707
Goodwill	47,820	47,820
Other assets	3,196	9,293
Deferred income taxes	9,292	9,370
	$609,799	$581,888
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	4,945	4,944
Accrued payroll, payroll taxes and related benefits	166,982	153,110
Income taxes payable	174	3,041
Other accrued liabilities	7,891	7,674
Workers' compensation claims liabilities	88,431	81,339
Safety incentives liability	26,084	24,835
Total current liabilities	294,728	275,164
Long-term workers' compensation claims liabilities	241,648	231,198
Long-term debt	4,263	4,392
Customer deposits and other long-term liabilities	1,297	1,441
Total liabilities	541,936	512,195
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,256 and 7,244 shares issued and outstanding	73	72
Additional paid-in capital	11,420	9,638
Accumulated other comprehensive income (loss)	110	(3)
Retained earnings	56,260	59,986
	67,863	69,693
	$609,799	$581,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Professional employer service fees	$187,718	$165,776	$359,927	$320,452
Staffing services	37,856	37,641	75,644	73,932
Total revenues	225,574	203,417	435,571	394,384
Cost of revenues:
Direct payroll costs	28,486	28,223	57,196	55,649
Payroll taxes and benefits	93,946	82,885	209,346	186,645
Workers' compensation	58,928	50,056	114,365	99,450
Total cost of revenues	181,360	161,164	380,907	341,744
Gross margin	44,214	42,253	54,664	52,640
Selling, general and administrative expenses	28,060	28,490	54,670	50,394
Depreciation and amortization	985	769	1,927	1,518
Income (loss) from operations	15,169	12,994	(1,933)	728
Other income (expense):
Investment income	1,392	259	1,550	507
Interest expense	(62)	(248)	(145)	(508)
Other, net	(4)	(5)	(4)	(1)
Other income (expense), net	1,326	6	1,401	(2)
Income (loss) before income taxes	16,495	13,000	(532)	726
Provision for (benefit from) income taxes	5,369	4,478	(431)	207
Net income (loss)	$11,126	$8,522	$(101)	$519
Basic income (loss) per common share	$1.53	$1.18	$(0.01)	$0.07
Weighted average number of basic common shares outstanding	7,254	7,210	7,252	7,209
Diluted income (loss) per common share	$1.47	$1.16	$(0.01)	$0.07
Weighted average number of diluted common shares outstanding	7,550	7,328	7,252	7,323
Cash dividends per common share	$0.25	$0.22	$0.50	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	June 30,
	2017	2016
Net income	$11,126	$8,522
Unrealized gains on investments, net of tax of $91 and $10 in 2017 and 2016, respectively	133	20
Comprehensive income	$11,259	$8,542

	Six Months Ended
	June 30,
	2017	2016
Net (loss) income	$(101)	$519
Unrealized gains on investments, net of tax of $77 and $33 in 2017 and 2016, respectively	113	54
Comprehensive income	$12	$573

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2017 and 2016

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2015	7,203	$72	$6,964	$(31)	$47,546	$54,551
Common stock issued on exercise of options and vesting of restricted stock units	8	—	72	—	—	72
Common stock repurchased on vesting of restricted stock units	(1)	—	(40)	—	—	(40)
Share-based compensation expense	—	—	1,040	—	—	1,040
Excess tax benefits from share-based compensation	—	—	265	—	—	265
Cash dividends on common stock	—	—	—	—	(3,173)	(3,173)
Unrealized gain on investments, net of tax	—	—	—	54	—	54
Net income	—	—	—	—	519	519
Balance, June 30, 2016	7,210	$72	$8,301	$23	$44,892	$53,288
Balance, December 31, 2016	7,244	$72	$9,638	$(3)	$59,986	$69,693
Common stock issued on exercise of options and vesting of restricted stock units	14	1	144	—	—	145
Common stock repurchased on vesting of restricted stock units	(2)	—	(134)	—	—	(134)
Share-based compensation expense	—	—	1,772	—	—	1,772
Cash dividends on common stock	—	—	—	—	(3,625)	(3,625)
Unrealized gain on investments, net of tax	—	—	—	113	—	113
Net loss	—	—	—	—	(101)	(101)
Balance, June 30, 2017	7,256	$73	$11,420	$110	$56,260	$67,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(101)	$519
Reconciliations of net income (loss) to net cash from operating activities:
Depreciation and amortization	1,927	1,518
Losses (gains) recognized on investments	(76)	3
Share-based compensation	1,772	1,040
Excess tax benefit from share-based compensation	—	(265)
Changes in certain operating assets and liabilities:
Trade accounts receivable	(20,657)	(87,398)
Income taxes receivable	—	1,038
Prepaid expenses and other	(4,683)	(1,645)
Accounts payable	1	1,241
Accrued payroll, payroll taxes and related benefits	13,872	64,952
Other accrued liabilities	217	(1,747)
Income taxes payable	(2,867)	336
Workers' compensation claims liabilities	23,676	21,375
Safety incentives liability	1,249	3,009
Customer deposits, long-term liabilities and other assets, net	(180)	495
Net cash provided by operating activities	14,150	4,471
Cash flows from investing activities:
Purchase of property and equipment	(2,289)	(2,656)
Purchase of investments	(2,240)	(284)
Proceeds from sales and maturities of investments	7,002	4,026
Purchase of restricted cash and investments	(703,065)	(89,441)
Proceeds from sales and maturities of restricted cash and investments	657,282	69,574
Net cash used in investing activities	(43,310)	(18,781)
Cash flows from financing activities:
Proceeds from credit-line borrowings	24,899	11,300
Payments on credit-line borrowings	(24,899)	(11,300)
Payments on long-term debt	(129)	(7,610)
Common stock repurchased on vesting of restricted stock units	(134)	(40)
Dividends paid	(3,625)	(3,173)
Proceeds from exercise of stock options and vesting of restricted stock units	145	72
Excess tax benefits from share-based compensation	—	265
Net cash used in financing activities	(3,743)	(10,486)
Net decrease in cash and cash equivalents	(32,903)	(24,796)
Cash and cash equivalents, beginning of period	50,768	25,218
Cash and cash equivalents, end of period	$17,865	$422

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The accompanying condensed financial statements are prepared on a consolidated basis. All intercompany account balances and transactions have been eliminated in consolidation. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results may differ from such estimates and assumptions. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K at pages F1 – F29.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes and workers’ compensation costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, employee benefits, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers’ compensation costs consist primarily of the costs associated with our workers’ compensation program, including claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, risk manager payroll, premiums for excess insurance, the fronted insurance program, and costs associated with operating our two wholly owned insurance companies, Associated Insurance Company for Excess (AICE) and Ecole Insurance Company (Ecole).

Cash and cash equivalents

We consider non-restricted short-term investments, which are highly liquid, readily convertible into cash, and have maturities at acquisition of less than three months, to be cash equivalents for purposes of the condensed consolidated statements of cash flows and condensed consolidated balance sheets. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. The Company has not experienced any losses related to its cash concentration.

Investments

As of June 30, 2017, the Company’s investments consisted of corporate bonds, municipal bonds and U.S. treasuries.  We classify our investments as trading or available-for-sale.  The Company had no trading securities at June 30, 2017 and December 31, 2016. The Company classifies corporate bonds, municipal bonds and U.S. treasuries as available for sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of investments are included in other income (expense) as other, net in our condensed consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the condensed consolidated statements of operations.

Restricted cash and investments

The Company holds restricted cash and investments primarily for the future payment of workers’ compensation claims. At June 30, 2017, restricted cash and investments consisted of corporate bonds, mortgage backed securities, commercial paper, U.S. treasuries, money market funds and municipal bonds. At June 30, 2017, the approximate fair value of restricted cash and investments equaled their approximate amortized cost. Restricted investments have been categorized as available-for-sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Management considers available evidence in evaluating potential impairment of restricted investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of restricted investments are included in other income (expense) as other, net in our condensed consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the condensed consolidated statements of operations.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $73,000 and $78,000 at June 30, 2017 and December 31, 2016, respectively.  We make estimates of the collectability of our accounts receivable for services provided to our customers.  Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Workers’ compensation claims liabilities

Our workers’ compensation claims liabilities do not represent an exact calculation of liability but rather management’s best estimate, utilizing actuarial expertise and projection techniques, at a given reporting date. The estimated liability for open workers’ compensation claims is based on an evaluation of information provided by our internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse loss development with respect to reported claims and incurred but not reported claims (together, “IBNR”). At June 30, 2017 and December 31, 2016, workers’ compensation claims liabilities included case reserve estimates for reported losses, plus additional amounts for estimated IBNR claims, MCC and legal costs, and unallocated loss adjustment expenses, including future administrative fees to be paid to third-party service providers. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

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

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third party administrator. The Company provided $26.1 million and $24.8 million at June 30, 2017 and December 31, 2016, respectively, as an estimate of the liability for unpaid safety incentives.

Customer deposits

We require deposits from certain PEO customers to cover a portion of our accounts receivable due from such customers in the event of default of payment.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income (loss) comprises unrealized holding gains and losses on our available-for-sale investments.

Statements of cash flows

Interest paid during the six months ended June 30, 2017 and 2016 did not materially differ from interest expense. Income taxes paid during the six months ended June 30, 2017 totaled $2.4 million. Income taxes received during the six months ended June 30, 2016 totaled $1.2 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average number of basic shares outstanding	7,254	7,210	7,252	7,209
Effect of dilutive securities	296	118	—	114
Weighted average number of diluted shares outstanding	7,550	7,328	7,252	7,323

As a result of the net loss for the six months ended June 30, 2017, 294,169 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

In March, April and May 2016, the FASB issued the following ASUs: ASU No. 2016-08, Principal versus Agent Considerations - Reporting Revenue Gross versus Net; ASU No. 2016-10, Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments in these updates do not change the core principles of the guidance in ASU 2014-09. The effective date and transition requirements for these updates are the same as the effective date and transition requirements in ASU 2015-14. We plan to adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective method, which recognizes the cumulative effect of application as an opening adjustment to retained earnings on that date. The Company is currently evaluating the impact of ASU 2014-09 and all related ASUs on its consolidated financial statements and footnote disclosures. While our analysis is on-going, we expect our revenue recognition policies to remain substantially unchanged as a result of adopting the standard.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent on the condensed consolidated balance sheets. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard in the first interim period for the year ending December 31, 2017. The adoption of this standard resulted in a current to noncurrent adjustment to the Company’s current deferred tax asset balance of $25.2 million at December 31, 2016.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation. The amendments in this update simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this standard in the first interim period for the year ending December 31, 2017. In the first interim period for the year ending December 31, 2017, an immaterial amount of excess tax benefit was recognized in income tax benefit on the condensed consolidated statement of operations and was classified along with other income tax cash flows as an operating activity on the statement of cash flows. On a prospective basis, when applying the treasury stock method for computing diluted earnings-per-share, the assumed proceeds will not include any windfall tax benefits.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company’s balance of restricted cash, which is within restricted cash and investments under current and non-current assets on the condensed consolidated balance sheets, was $93.2 million for the period ended June 30, 2017. The Company is currently evaluating the standard and the impact on its condensed consolidated financial statements and footnote disclosures.

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

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt. The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. As of June 30, 2017, the amendments in this update would not have a material impact on the Company. However, the Company will continue to evaluate the standard to determine any potential impact.

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
U.S. Government Agency Debt	$500	$—	$500	$—	$—	$—
Money Market Funds	24	—	24	1,943	—	1,943
Investments:
Corporate Bonds	644	—	644	225	(1)	224
Municipal Bonds	320	1	321	713	1	714
Certificates of Deposit	—	—	—	4,737	—	4,737
Total current investments	1,488	1	1,489	7,618	—	7,618
Long term:
Investments:
Corporate Bonds	328	(1)	327	567	(1)	566
U.S. Treasuries	202	—	202	—	—	—
Municipal Bonds	61	—	61	76	—	76
Total long term investments	591	(1)	590	643	(1)	642
Restricted cash and investments (1):
Corporate Bonds	144,321	138	144,459	2,886	2	2,888
Mortgage Backed Securities	72,218	42	72,260	—	—	—
Commercial Paper	54,554	—	54,554	—	—	—
U.S. Treasuries	38,510	(23)	38,487	834	—	834
Money Market Funds	26,697	—	26,697	284,593	—	284,593
Municipal Bonds	5,558	28	5,586	2,069	(6)	2,063
Certificates of Deposit	—	—	—	6,047	—	6,047
Total restricted cash and investments	341,858	185	342,043	296,429	(4)	296,425
Total investments	$343,937	$185	$344,122	$304,690	$(5)	$304,685

(1)

Included in restricted cash and investments within the condensed consolidated balance sheet as of June 30, 2017 is restricted cash and long term workers’ compensation deposits of $5.3 million, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at June 30, 2017 and December 31, 2016 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	June 30, 2017					December 31, 2016
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
U.S. Government Agency Debt	$500	$-	$500	$-	$-	$-	$-	$-	$-	$-
Money Market Funds	24	—	—	—	24	1,943	—	—	—	1,943
Investments:
Corporate Bonds	971	—	971	—	—	790	—	790	—	—
Municipal Bonds	382	—	382	—	—	790	—	790	—	—
U.S. Treasuries	202	—	202	—	—	—	—	—	—	—
Certificates of Deposit	—	—	—	—	—	4,737	—	4,737	—	—
Restricted cash and investments investments:
Corporate Bonds	144,459	—	144,459	—	—	2,888	—	2,888	—	—
Mortgage Backed Securities	72,260	—	72,260	—	—	—	—	—	—	—
Commercial Paper	54,554	—	54,554	—	—	—	—	—	—	—
U.S. Treasuries	38,487	—	38,487	—	—	834	—	834	—	—
Money Market Funds	26,697	—	—	—	26,697	284,593	—	—	—	284,593
Municipal Bonds	5,586	—	5,586	—	—	2,063	—	2,063	—	—
Certificates of Deposit	—	—	—	—	—	6,047	—	6,047	—	—
Total investments	$344,122	$-	$317,401	$-	$26,721	$304,685	$-	$18,149	$-	$286,536

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

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance
Workers' compensation claims liabilities	$326,233	$265,142	$312,537	$255,675
Add: claims expense accrual
Current period	37,878	34,627	73,153	65,781
Prior periods	2,350	(1,396)	5,264	(548)
	40,228	33,231	78,417	65,233
Less: claim payments related to
Current period	4,148	3,698	5,280	4,969
Prior periods	25,998	17,625	49,462	38,889
	30,146	21,323	54,742	43,858

Add: Change in claims incurred in excess of retention limits	(6,236)	—	(6,133)	—

Ending balance
Workers' compensation claims liabilities	$330,079	$277,050	$330,079	$277,050
Incurred but not reported (IBNR)	$167,693	$140,115	$167,693	$140,115

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

Effective January 1, 2015, the Company stopped maintaining a certificate to self-insure in the state of California, and it now obtains individual policies from Chubb Limited (“Chubb”) for all California-based clients along with clients in Delaware, Virginia, Pennsylvania, North Carolina, New Jersey, West Virginia and the District of Columbia. The arrangement with Chubb, known as a fronted program, provides BBSI a licensed, admitted insurance carrier to issue policies on behalf of BBSI. The risk of loss up to the first $5.0 million per occurrence is retained by BBSI through a reinsurance agreement. Chubb assumes credit risk should BBSI be unable to satisfy its indemnification obligations.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into a trust account (“the Chubb trust account”) to be used for the payment of future claims. The balance in the Chubb trust account was $327.9 million and $277.1 million at June 30, 2017 and December 31, 2016, respectively. The Chubb trust account balances are included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified investment balances or other financial instruments totaling $97.0 million and $135.0 million at June 30, 2017 and December 31, 2016, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. In addition to restricted cash and investments held to satisfy these requirements, at June 30, 2017, the Company has provided surety bonds and standby letters of credit totaling $90.8 million, including a California requirement of $84.8 million.

The Company provided a total of $330.1 million and $312.5 million at June 30, 2017 and December 31, 2016, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $3.0 million and $9.1 million at June 30, 2017 and December 31, 2016, respectively, represents case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from excess insurance carriers of $3.0 million and $9.1 million at June 30, 2017 and December 31, 2016, respectively, included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”).

The Agreement provided for a $25.0 million revolving credit line, with a $6.0 million sublimit for standby letters of credit, at June 30, 2017. Of the $6.0 million sublimit for standby letters of credit, $5.8 million was used at June 30, 2017.  Advances under the revolving credit facility bear interest, as selected by the Company, of either (a) a daily floating rate of one month LIBOR plus 1.75% or (b) a fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit facility, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at June 30, 2017 and December 31, 2016. The line of credit expires on July 1, 2018.

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles, inventory and equipment.

The Agreement requires the satisfaction of certain financial covenants as follows:

•

EBITDA [net profit before taxes plus interest expense (net of capitalized interest expense), depreciation expense, and amortization expense] on a rolling four-quarter basis of not less than $25 million at the end of each fiscal quarter; and

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

The Agreement also contains customary events of default.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At June 30, 2017, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.5 million and $4.6 million at June 30, 2017 and December 31, 2016, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires monthly principal payments of $18,375 plus interest at a rate of one month LIBOR plus 2.00%, with the unpaid principal balance due July 1, 2022.

Note 5 - Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed.  One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters.  The Company was in a cumulative income position for the 12 quarters ended June 30, 2017. Based on management’s analysis, no valuation allowance of deferred tax assets was recorded at June 30, 2017.

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

Management is unable to estimate the probability or the potential range of loss arising from the legal actions described above.

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

Services Overview.  BBSI’s core purpose is to advocate for business owners, particularly in the small and mid-sized business segment. Our evolution from an entrepreneurially run company to a professionally managed organization has helped to form our view that all businesses experience inflection points at key stages of growth. The insights gained through our own growth, along with the trends we see in working with more than 5,000 companies each day, define our approach to guiding business owners through the challenges associated with being an employer. BBSI’s business teams align with each business owner client through a structured three-tiered progression. In doing so, business teams focus on the objectives of each business owner and deliver planning, guidance and resources in support of those objectives.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016.

	Percentage of Total Net Revenues
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
Revenues:
Professional employer service fees	$187,718	83.2%	$165,776	81.5%	$359,927	82.6%	$320,452	81.3%
Staffing services	37,856	16.8	37,641	18.5	75,644	17.4	73,932	18.7
Total revenues	225,574	100.0	203,417	100.0	435,571	100.0	394,384	100.0
Cost of revenues:
Direct payroll costs	28,486	12.6	28,223	13.9	57,196	13.1	55,649	14.1
Payroll taxes and benefits	93,946	41.7	82,885	40.7	209,346	48.1	186,645	47.4
Workers’ compensation	58,928	26.1	50,056	24.6	114,365	26.3	99,450	25.2
Total cost of revenues	181,360	80.4	161,164	79.2	380,907	87.5	341,744	86.7
Gross margin	44,214	19.6	42,253	20.8	54,664	12.5	52,640	13.3
Selling, general and administrative expenses	28,060	12.5	28,490	14.0	54,670	12.5	50,394	12.7
Depreciation and amortization	985	0.4	769	0.4	1,927	0.4	1,518	0.4
Income (loss) from operations	15,169	6.7	12,994	6.4	(1,933)	(0.4)	728	0.2
Other income (expense), net	1,326	0.6	6	0.0	1,401	0.3	(2)	0.0
Income (loss) before income taxes	16,495	7.3	13,000	6.4	(532)	(0.1)	726	0.2
Provision for (benefit from) income taxes	5,369	2.4	4,478	2.2	(431)	(0.1)	207	0.1
Net income (loss)	$11,126	4.9%	$8,522	4.2%	$(101)	0.0%	$519	0.2%

We report PEO revenues on a net basis because we are not the primary obligor for the services provided by our co-employed clients to their customers pursuant to our client service agreements.  We present for comparison purposes the gross revenues and cost of revenues information for the three and six months ended June 30, 2017 and 2016 in the table below.  Although not in accordance with GAAP, management believes this information is informative as to the level of our business activity and illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our professional employer services on a basis comparable to our staffing services.

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

•	A relative increase in staffing revenues will typically result in a lower gross margin percentage. Staffing revenues are presented at gross with the related direct costs reported in cost of revenues.

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Non-GAAP (in thousands)	2017	2016	2017	2016
Gross revenues:
Professional employer services	$1,260,683	$1,102,884	$2,422,443	$2,130,482
Staffing services	37,856	37,641	75,644	73,932
Total gross revenues	1,298,539	1,140,525	2,498,087	2,204,414
Gross cost of revenues:
Direct payroll costs	1,093,291	958,458	2,104,981	1,852,508
Payroll taxes and benefits	93,946	82,885	209,345	186,645
Workers’ compensation	67,088	56,929	129,097	112,621
Total gross cost of revenues	1,254,325	1,098,272	2,443,423	2,151,774
Gross margin	$44,214	$42,253	$54,664	$52,640

A reconciliation of net revenue to non-GAAP gross revenues is as follows for the three and six months ended June 30, 2017 and 2016 (in thousands):

	(Unaudited)
	Three Months Ended June 30,
	Net Revenue				Gross Revenue
	Reporting Method				Reporting Method
	(GAAP)		Non-GAAP Adjustments		(Non-GAAP)
	2017	2016	2017	2016	2017	2016
Revenues:
Professional employer services	$187,718	$165,776	$1,072,965	$937,108	$1,260,683	$1,102,884
Staffing services	37,856	37,641	—	—	37,856	37,641
Total revenues	$225,574	203,417	$1,072,965	$937,108	$1,298,539	$1,140,525
Cost of revenues	$181,360	161,164	$1,072,965	$937,108	$1,254,325	$1,098,272

	(Unaudited)
	Six Months Ended June 30,
	Net Revenue				Gross Revenue
	Reporting Method				Reporting Method
	(GAAP)		Non-GAAP Adjustments		(Non-GAAP)
	2017	2016	2017	2016	2017	2016
Revenues:
Professional employer services	$359,927	$320,452	$2,062,516	$1,810,030	$2,422,443	$2,130,482
Staffing services	75,644	73,932	—	—	75,644	73,932
Total revenues	$435,571	$394,384	$2,062,516	$1,810,030	$2,498,087	$2,204,414
Cost of revenues	$380,907	$341,744	$2,062,516	$1,810,030	$2,443,423	$2,151,774

The non-GAAP adjustments comprise direct payroll costs and safety incentives attributable to our professional employer services client companies.

Three months ended June 30, 2017 and 2016

Net income for the second quarter of 2017 amounted to $11.1 million compared to net income of $8.5 million for the second quarter of 2016. Diluted income per share for the second quarter of 2017 was $1.47 compared to diluted income per share of $1.16 for the second quarter of 2016.

Revenues for the second quarter of 2017 totaled $225.6 million, an increase of $22.2 million or 10.9% over the second quarter of 2016, which reflects an increase in the Company’s professional employer service fee revenue of $21.9 million or 13.2% and an increase in staffing services revenue of $0.3 million or 0.8%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the second quarter of 2017 exceeded business lost from former customers.  Professional employer service revenue from continuing customers reflected a 7.6% increase compared to the second quarter of 2016 primarily resulting from increases in employee headcount and hours worked.  The increase in staffing services revenue was due primarily to an increase in new staffing business.

Gross margin for the second quarter of 2017 totaled $44.2 million or 19.6% of revenue compared to $42.3 million or 20.8% of revenue for the second quarter of 2016.  The decrease in gross margin percentage was primarily due to an increase in workers’ compensation expense and payroll taxes and benefits as a percentage of revenues, partially offset by a reduction in direct payroll costs as a percentage of revenues.

Direct payroll costs for the second quarter of 2017 totaled $28.5 million or 12.6% of revenue compared to $28.2 million or 13.9% of revenue for the second quarter of 2016. The decrease in direct payroll costs as a percentage of revenue was primarily due to the relative increase in professional employer services within the mix of our customer base compared to the second quarter of 2016.

Payroll taxes and benefits for the second quarter of 2017 totaled $93.9 million or 41.7% of revenue compared to $82.9 million or 40.7% of revenue for the second quarter of 2016.  The increase in payroll taxes and benefits as a percentage of revenue is in line with the increase in professional employer services, where payroll taxes and benefits are presented at gross cost.

Workers’ compensation expense for the second quarter of 2017 totaled $58.9 million or 26.1% of revenue compared to $50.1 million or 24.6% of revenue for the second quarter of 2016. The increase in workers’ compensation expense as a percentage of revenue was primarily due to a change in the actuarial estimate of our workers’ compensation reserves of $2.4 million related to claims incurred in prior periods.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2017 totaled $28.1 million or 12.5% of revenue compared to $28.5 million or 14.0% of revenue for the second quarter of 2016.  The decrease was primarily attributable to a decrease in professional fees, partially offset by an increase in employee related expenses.

Other income, net for the second quarter of 2017 was $1.3 million as compared to other income of $6,000 for the second quarter of 2016. The change was attributable to an increase in investment income.

Our effective income tax rate for the second quarter of 2017 was 32.5%, compared to 34.4% for the second quarter of 2016.  Our income tax rate typically differs from the federal statutory tax rate of 35% primarily due to state taxes and federal and state tax credits.

Six months ended June 30, 2017 and 2016

Net loss for the first six months of 2017 amounted to $101,000 compared to net income of $519,000 for the first six months of 2016. Diluted loss per share for the first six months of 2017 was $0.01 compared to diluted income per share of $0.07 for the first six months of 2016.

Revenues for the first six months of 2017 totaled $435.6 million, an increase of $41.2 million or 10.4% over the first six months of 2016, which reflects an increase in the Company’s professional employer service fee revenue of $39.5 million or 12.3% and an increase in staffing services revenue of $1.7 million or 2.3%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the first six months of 2017 nearly doubled business lost from former customers.  Professional employer service revenue from continuing customers reflected a 5.7% increase compared to the first six months of 2016, primarily resulting from increases in employee headcount and hours worked.  The increase in staffing services revenue was due primarily to an increase in new staffing business.

Gross margin for the first six months of 2017 totaled $54.7 million or 12.5% of revenue compared to $52.6 million or 13.3% of revenue for the first six months of 2016.  The decrease in gross margin percentage was primarily due to an increase in payroll taxes and benefits and workers’ compensation expense as a percentage of revenues, partially offset by a reduction of direct payroll costs as a percentage of revenues.

Direct payroll costs for the first six months of 2017 totaled $57.2 million or 13.1% of revenue compared to $55.6 million or 14.1% of revenue for the first six months of 2016. The decrease in direct payroll costs as a percentage of revenue was primarily due to the relative increase in professional employer services within the mix of our customer base compared to the first six months of 2016.

Payroll taxes and benefits for the first six months of 2017 totaled $209.3 million or 48.1% of revenue compared to $186.6 million or 47.4% of revenue for the first six months of 2016.  The increase in payroll taxes and benefits as a percentage of revenue is in line with the growth in professional employer services, where payroll taxes and benefits are presented at gross cost.

Workers’ compensation expense for the first six months of 2017 totaled $114.4 million or 26.3% of revenue compared to $99.5 million or 25.2% of revenue for the first six months of 2016. The increase in workers’ compensation expense as a percentage of revenue was primarily due to a change in the actuarial estimate of our workers’ compensation reserves of $5.3 million related to claims incurred in prior periods.

SG&A expenses for the first six months of 2017 totaled $54.7 million or 12.5% of revenue compared to $50.4 million or 12.7% of revenue for the first six months of 2016.  The increase was primarily attributable to an increase in employee related expenses, partially offset by a decrease in professional fees.

Other income, net for the first six months of 2017 was $1.4 million as compared to an expense of $2,000 for the first six months of 2016. The change was attributable to an increase in investment income and a decrease in interest expense.

Our effective income tax rate for the first six months of 2017 was 81.0%, compared to 28.5% for the first six months of 2016.  Our income tax rate typically differs from the federal statutory tax rate of 35% primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash position of $17.9 million at June 30, 2017 decreased $32.9 million from December 31, 2016, compared to a decrease of $24.8 million for the comparable period of 2016. The decrease in cash at June 30, 2017 as compared to December 31, 2016 was primarily due to increased purchases of restricted cash and investments in the year-to-date period.

Net cash provided by operating activities for the six months ended June 30, 2017 amounted to $14.2 million, compared to cash provided by operating activities of $4.5 million for the comparable period of 2016. For the six months ended June 30, 2017, cash flow from operating activities was primarily due to increased workers’ compensation claims liabilities of $23.7 million and increased accrued payroll, payroll taxes and related benefits of $13.9 million offset by increased trade accounts receivable of $20.7 million and increased prepaid expenses of $4.7 million.

Net cash used in investing activities totaled $43.3 million for the six months ended June 30, 2017, compared to net cash used of $18.8 million for the comparable period of 2016. For the six months ended June 30, 2017, cash used in investing activities consisted primarily of purchases of restricted cash and investments of $703.1 million, partially offset by proceeds from sales and maturities of restricted and unrestricted cash and investments of $664.3 million.

Net cash used in financing activities for the six months ended June 30, 2017 was $3.7 million, compared to net cash used in financing activities of $10.5 million for the comparable period of 2016.  For the six months ended June 30, 2017, cash was primarily used for dividend payments of $3.6 million.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified investment balances or other financial instruments totaling $97.0 million at June 30, 2017 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer.  In addition to restricted cash and investments held to satisfy these requirements at June 30, 2017, we have provided surety bonds and standby letters of credit totaling $90.8 million, including a California requirement of $84.8 million. Management expects the surety bonds and letters of credit to decrease over time as a result of a declining self-insured liability in California.  The Company’s self-insured status in California ended on December 31, 2014.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into a trust account (“the Chubb trust account”) to be used for the payment of future claims. The balance in the Chubb trust account was $327.9 million and $277.1 million at June 30, 2017 and December 31, 2016, respectively. The Chubb trust account balances are included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement provides for a $25.0 million revolving credit line, with a $6.0 million sublimit for unsecured standby letters of credit.

Advances under the revolving credit facility bear interest as selected by the Company of either (a) a daily floating rate of one month LIBOR plus 1.75% or (b) a fixed rate of LIBOR plus 1.75%.  The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit facility, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at June 30, 2017 and December 31, 2016. The revolving line of credit expires on July 1, 2018.

The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment, general intangibles, inventory and equipment.

The Agreement requires the satisfaction of certain financial covenants as follows:

•

EBITDA  [net profit before taxes plus interest expense (net of capitalized interest expense), depreciation expense, and amortization expense] on a rolling four-quarter basis of not less than $25 million at the end of each fiscal quarter; and

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

The Agreement also contains customary events of default.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At June 30, 2017, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.5 million and $4.6 million at June 30, 2017 and December 31, 2016, respectively, secured by the Company’s corporate office building in Vancouver, Washington.  This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

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

Forward-Looking Information

Statements in this report include forward-looking statements which are not historical in nature. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the effect of changes in our mix of services on gross margin, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our fronted insurance program with Chubb, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, current and future shareholder litigation, ongoing investigations by the Securities and Exchange Commission (the “SEC”) and the United States Department of Justice (the “DOJ”), the effect of changes in the interest rate environment on the value of our investment securities and long-term debt, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt.  As of June 30, 2017, the Company’s investments consisted principally of approximately $145.4 million in corporate bonds, $72.3 million in mortgage backed securities, $54.6 million in commercial paper, $38.7 million in U.S. treasuries, $26.7 million in money market funds, $6.0 million in municipal bonds, and $0.5 million in U.S. government agency debts.  The Company’s outstanding debt totaled approximately $4.5 million at June 30, 2017.  Based on the Company’s overall interest exposure at June 30, 2017, a 50 basis point increase in market interest rates would have a $4.6 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is a process designed by, or under the supervision of, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our condensed consolidated financial statements for external purposes in accordance with GAAP.

We maintain “disclosure controls and procedures” that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2017 because of the material weakness in ICFR described below.

Previously Identified Material Weakness

Management identified a material weakness in internal controls related to its information and technology systems (“IT systems”). Specifically, the Company did not maintain effective controls over user access to IT systems and changes to programs and data. While management has developed remediation plans with respect to the identified deficiencies, the remediation efforts, which include improvements to governance over IT controls, are in the process of being implemented. As a result of the deficiencies identified, there is a possibility that the business process controls that are dependent on IT systems or electronic data and financial reports generated from such IT systems could be adversely affected.

Remediation Status and Plans

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, management is taking a number of actions to remediate the material weakness related to IT controls, including but not limited to the following:

•	Establishing a more rigorous review process over the evaluation of user access to IT systems, including preventative reviews during employment changes and periodic detective reviews.
•	Improving the structure and governance surrounding controls over IT systems.
•	Implementing enhanced review procedures and analysis over the segregation of duties in IT systems.
•	Improving the procedures and documentation associated with program change management, including implementing improved tools over system change logging.
•	Revising policies on the documentation of IT control performance and the retention of that documentation.
•	Replacing certain IT systems that have inherent control limitations, including the successful replacement of the staffing services revenue system as of June 30, 2017.

Management believes the measures described above will remediate the identified material weakness in future periods. While significant progress has been made as of June 30, 2017, assessing the effectiveness of internal control requires a period of repeatable execution, and management may determine it is necessary to take additional measures to address control deficiencies or to modify certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, management identified a material weakness related to workers’ compensation expense. Management had designed and implemented control activities as of December 31, 2016 that addressed the material weakness; however, the new control activities had not been in place for sufficient time for management to determine operating effectiveness. As of June 30, 2017, those controls have been assessed as operating effectively such that the material weakness related to workers’ compensation expense is remediated.

Other than the activities described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Management is unable to estimate the probability or the potential range of loss arising from the legal actions described above.

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

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: August 9, 2017	By:	/s/ Gary E. Kramer
Gary E. Kramer
Vice President-Finance, Treasurer and Secretary

EXHIBIT INDEX**

4.1	Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association, dated as of June 30, 2017.
4.2	Amended and Restated Term Note 1 dated June 30, 2017, of the Registrant.
10.1	Change in Control Employment Agreement between the Registrant and Heather E. Gould, dated May 31, 2017.
10.2	Form of Performance Share Award Agreement for Executive Officers for awards granted beginning in 2017 under the Registrant's 2015 Stock Incentive Plan (the "2015 Plan").
10.3	Form of Employee Restricted Stock Units Award Agreement for Executive Officers for awards granted beginning in 2017 under the 2015 Plan.
10.4	Form of Non-Employee Director Restricted Stock Units Award Agreement for awards granted in 2017 under the 2015 Plan.
10.5	Amendment to each outstanding Employee Restricted Stock Units, Award Agreement for Executive Officers effective August 7, 2017.
10.6	Amendment to each outstanding Performance Share Award Agreement for Executive Officers effective August 7, 2017.
10.7	Summary of compensatory arrangements for non-employee directors of the Registrant effective July 1, 2017.
10.8	Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan adopted effective July 1, 2017.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.	Certification pursuant to 18 U.S.C. Section 1350.
101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Label Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document
**	Except as otherwise indicated, the SEC File Number for all exhibits is 000-21866.