Form 10-Q
period 2017-09-30
BARRETT BUSINESS SERVICES INC
filed 2017-11-08
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 1, 2017, 7,300,361 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$35,570	$50,768
Trade accounts receivable, net	156,368	126,484
Prepaid expenses and other	6,605	3,899
Investments	796	5,675
Restricted cash and investments	90,681	48,557
Total current assets	290,020	235,383
Investments	1,191	642
Property, equipment and software, net	26,296	26,673
Restricted cash and investments	281,286	252,707
Goodwill	47,820	47,820
Other assets	3,376	9,293
Deferred income taxes	9,241	9,370
	$659,230	$581,888
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	4,033	4,944
Accrued payroll, payroll taxes and related benefits	182,267	153,110
Income taxes payable	6,781	3,041
Other accrued liabilities	7,407	7,674
Workers' compensation claims liabilities	89,601	81,339
Safety incentives liability	27,559	24,835
Total current liabilities	317,869	275,164
Long-term workers' compensation claims liabilities	255,084	231,198
Long-term debt	4,226	4,392
Customer deposits and other long-term liabilities	1,389	1,441
Total liabilities	578,568	512,195
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,300 and 7,244 shares issued and outstanding	73	72
Additional paid-in capital	11,183	9,638
Accumulated other comprehensive income (loss)	185	(3)
Retained earnings	69,221	59,986
Total stockholders' equity	80,662	69,693
	$659,230	$581,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Professional employer service fees	$197,388	$177,229	$557,315	$497,682
Staffing services	42,747	47,874	118,391	121,806
Total revenues	240,135	225,103	675,706	619,488
Cost of revenues:
Direct payroll costs	31,986	37,017	89,182	92,667
Payroll taxes and benefits	94,922	82,888	304,268	269,533
Workers' compensation	58,310	55,639	172,675	155,089
Total cost of revenues	185,218	175,544	566,125	517,289
Gross margin	54,917	49,559	109,581	102,199
Selling, general and administrative expenses	33,925	30,440	88,595	80,834
Depreciation and amortization	1,062	823	2,989	2,341
Income from operations	19,930	18,296	17,997	19,024
Other income (expense):
Investment income	1,534	194	3,084	702
Interest expense	(52)	(196)	(197)	(704)
Loss on litigation	—	(3,305)	—	(3,305)
Other, net	32	27	28	26
Other income (expense), net	1,514	(3,280)	2,915	(3,281)
Income before income taxes	21,444	15,016	20,912	15,743
Provision for income taxes	6,659	4,783	6,228	4,991
Net income	$14,785	$10,233	$14,684	$10,752
Basic income per common share	$2.03	$1.41	$2.02	$1.49
Weighted average number of basic common shares outstanding	7,296	7,243	7,266	7,220
Diluted income per common share	$1.96	$1.38	$1.95	$1.46
Weighted average number of diluted common shares outstanding	7,527	7,405	7,539	7,350
Cash dividends per common share	$0.25	$0.22	$0.75	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	September 30,
	2017	2016
Net income	$14,785	$10,233
Unrealized gains on investments, net of tax of $51 and $2 in 2017 and 2016, respectively	75	4
Comprehensive income	$14,860	$10,237

	Nine Months Ended
	September 30,
	2017	2016
Net income	$14,684	$10,752
Unrealized gains on investments, net of tax of $128 and $35 in 2017 and 2016, respectively	188	58
Comprehensive income	$14,872	$10,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2017 and 2016

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2015	7,203	$72	$6,964	$(31)	$47,546	$54,551
Common stock issued on exercise of options and vesting of restricted stock units	52	—	72	—	—	72
Common stock repurchased on vesting of restricted stock units	(11)	—	(433)	—	—	(433)
Share-based compensation expense	—	—	1,881	—	—	1,881
Excess tax benefits from share-based compensation	—	—	265	—	—	265
Cash dividends on common stock	—	—	—	—	(4,766)	(4,766)
Unrealized gain on investments, net of tax	—	—	—	58	—	58
Net Income	—	—	—	—	10,752	10,752
Balance, September 30, 2016	7,244	$72	$8,749	$27	$53,532	$62,380
Balance, December 31, 2016	7,244	$72	$9,638	$(3)	$59,986	$69,693
Common stock issued on exercise of options and vesting of restricted stock units	85	1	147	—	—	148
Common stock repurchased on vesting of restricted stock units	(29)	—	(1,666)	—	—	(1,666)
Share-based compensation expense	—	—	3,064	—	—	3,064
Cash dividends on common stock	—	—	—	—	(5,449)	(5,449)
Unrealized gain on investments, net of tax	—	—	—	188	—	188
Net Income	—	—	—	—	14,684	14,684
Balance, September 30, 2017	7,300	$73	$11,183	$185	$69,221	$80,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$14,684	$10,752
Reconciliations of net income to net cash from operating activities:
Depreciation and amortization	2,989	2,341
Losses (gains) recognized on investments	(76)	3
Losses recognized on sale of property	—	31
Share-based compensation	3,064	1,881
Excess tax benefit from share-based compensation	—	(265)
Changes in certain operating assets and liabilities:
Trade accounts receivable	(29,884)	(49,545)
Income taxes receivable	—	1,038
Prepaid expenses and other	(2,706)	(464)
Accounts payable	(911)	1,303
Accrued payroll, payroll taxes and related benefits	29,157	39,719
Other accrued liabilities	(267)	4,585
Income taxes payable	3,740	5,062
Workers' compensation claims liabilities	38,163	36,256
Safety incentives liability	2,724	3,744
Customer deposits, long-term liabilities and other assets, net	(150)	851
Net cash provided by operating activities	60,527	57,292
Cash flows from investing activities:
Purchase of property and equipment	(2,612)	(5,311)
Proceeds from sale of property	—	1,478
Purchase of investments	(3,559)	(274)
Proceeds from sales and maturities of investments	7,889	4,504
Purchase of restricted cash and investments	(947,207)	(127,207)
Proceeds from sales and maturities of restricted cash and investments	876,897	91,113
Net cash used in investing activities	(68,592)	(35,697)
Cash flows from financing activities:
Proceeds from credit-line borrowings	24,899	14,868
Payments on credit-line borrowings	(24,899)	(14,868)
Payments on long-term debt	(166)	(15,165)
Common stock repurchased on vesting of restricted stock units	(1,666)	(433)
Dividends paid	(5,449)	(4,766)
Proceeds from exercise of stock options and vesting of restricted stock units	148	72
Excess tax benefits from share-based compensation	—	265
Net cash used in financing activities	(7,133)	(20,027)
Net increase (decrease) in cash and cash equivalents	(15,198)	1,568
Cash and cash equivalents, beginning of period	50,768	25,218
Cash and cash equivalents, end of period	$35,570	$26,786

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

Investments

The Company classifies investments as trading or available-for-sale. We had no trading securities at September 30, 2017 and December 31, 2016. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of investments are included in other income (expense) as other, net in our condensed consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the condensed consolidated statements of operations.

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $265,000 and $78,000 at September 30, 2017 and December 31, 2016, respectively.  We make estimates of the collectability of our accounts receivable for services provided to our customers.  Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Workers’ compensation claims liabilities

Our workers’ compensation claims liabilities do not represent an exact calculation of liability but rather management’s best estimate, utilizing actuarial expertise and projection techniques, at a given reporting date. The estimated liability for open workers’ compensation claims is based on an evaluation of information provided by our internal claims adjusters and our third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse loss development with respect to reported claims and incurred but not reported claims (together, “IBNR”). At September 30, 2017 and December 31, 2016, workers’ compensation claims liabilities included case reserve estimates for reported losses, plus additional amounts for estimated IBNR claims, MCC and legal costs, and unallocated loss adjustment expenses, including future administrative fees to be paid to third-party service providers. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

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

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third party administrator. The Company provided $27.6 million and $24.8 million at September 30, 2017 and December 31, 2016, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid during the nine months ended September 30, 2017 and 2016 did not materially differ from interest expense. Income taxes paid during the nine months ended September 30, 2017 totaled $2.5 million. Income tax refunds received during the nine months ended September 30, 2016 totaled $1.1 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average number of basic shares outstanding	7,296	7,243	7,266	7,220
Effect of dilutive securities	231	162	273	130
Weighted average number of diluted shares outstanding	7,527	7,405	7,539	7,350

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The core principle of the update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The update also requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” The update defers the effective date of ASU 2014-09 by one year, requiring public business entities to apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

In March, April and May 2016, the FASB issued the following ASUs: ASU No. 2016-08, “Principal versus Agent Considerations - Reporting Revenue Gross versus Net;” ASU No. 2016-10, “Identifying Performance Obligations and Licensing”; and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments in these updates do not change the core principles of the guidance in ASU 2014-09. The effective date and transition requirements for these updates are the same as the effective date and transition requirements in ASU 2015-14. We plan to adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective method, which recognizes the cumulative effect of application as an opening adjustment to retained earnings on that date. The Company is currently evaluating the impact of ASU 2014-09 and all related ASUs on its consolidated financial statements and footnote disclosures. While our analysis is on-going, we do not anticipate any material changes to our consolidated financial statements as a result of adopting the standard.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” The amendments in this update simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent on the condensed consolidated balance sheets. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard in the first interim period for the year ending December 31, 2017. The adoption of this standard resulted in a current to noncurrent adjustment to the Company’s current deferred tax asset balance of $25.2 million at December 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the standard and the impact on its condensed consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation.” The amendments in this update simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this standard in the first interim period for the year ending December 31, 2017. In the first interim period for the year ending December 31, 2017, an immaterial amount of excess tax benefit was recognized in income tax benefit on the condensed consolidated statement of operations and was classified along with other income tax cash flows as an operating activity on the statement of cash flows. On a prospective basis, when applying the treasury stock method for computing diluted earnings-per-share, the assumed proceeds will not include any windfall tax benefits.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company’s balance of restricted cash, which is within restricted cash and investments under current and non-current assets on the condensed consolidated balance sheets, was $70.4 million for the period ended September 30, 2017.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment.” The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in this update are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the standard but does not expect it to have a material impact on its condensed consolidated financial statements or footnote disclosures.

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt.” The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. As of September 30, 2017, the amendments in this update would not have a material impact on the Company. However, the Company will continue to evaluate the standard to determine any potential impact.

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money Market Funds	$54	$—	$54	$1,943	$—	$1,943
U.S. Treasuries	50	—	50	—	—	—
Total cash equivalents	104	—	104	1,943	—	1,943
Investments:
Corporate Bonds	565	—	565	225	(1)	224
U.S. Government Agency Securities	161	—	161	—	—	—
Municipal Bonds	70	—	70	713	1	714
Certificates of Deposit	—	—	—	4,737	—	4,737
Total current investments	796	—	796	5,675	—	5,675
Long term:
Investments:
Mortgage Backed Securities	654	—	654	—	—	—
Corporate Bonds	330	—	330	567	(1)	566
U.S. Treasuries	203	(1)	202	—	—	—
U.S. Government Agency Securities	5	—	5	—	—	—
Municipal Bonds	—	—	—	76	—	76
Total long term investments	1,192	(1)	1,191	643	(1)	642
Restricted cash and investments (1):
Corporate Bonds	162,500	214	162,714	2,886	2	2,888
Mortgage Backed Securities	84,859	148	85,007	—	—	—
Commercial Paper	37,440	—	37,440	—	—	—
U.S. Government Agency Securities	35,314	(15)	35,299	—	—	—
U.S. Treasuries	27,660	(27)	27,633	834	—	834
Money Market Funds	17,600	—	17,600	284,593	—	284,593
Municipal Bonds	736	(8)	728	2,069	(6)	2,063
Certificates of Deposit	—	—	—	6,047	—	6,047
Total restricted cash and investments	366,109	312	366,421	296,429	(4)	296,425
Total investments	$368,201	$311	$368,512	$304,690	$(5)	$304,685

(1)

Included in restricted cash and investments within the condensed consolidated balance sheet as of September 30, 2017 is restricted cash and long term workers’ compensation deposits of $5.5 million, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at September 30, 2017 and December 31, 2016 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	September 30, 2017					December 31, 2016
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money Market Funds	$54	$-	$-	$-	$54	$1,943	$-	$-	$-	$1,943
U.S. Treasuries	50	—	50	—	—	—	—	—	—	—
Investments:
Corporate Bonds	895	—	895	—	—	790	—	790	—	—
Mortgage Backed Securities	654	—	654	—	—	—	—	—	—	—
U.S. Treasuries	202	—	202	—	—	—	—	—	—	—
U.S. Government Agency Securities	166	—	166	—	—	—	—	—	—	—
Municipal Bonds	70	—	70	—	—	790	—	790	—	—
Certificates of Deposit	—	—	—	—	—	4,737	—	4,737	—	—
Restricted cash and investments:
Corporate Bonds	162,714	—	162,714	—	—	2,888	—	2,888	—	—
Mortgage Backed Securities	85,007	—	85,007	—	—	—	—	—	—	—
U.S. Government Agency Securities	35,299	—	35,299	—	—	—	—	—	—	—
Commercial Paper	37,440	—	37,440	—	—	—	—	—	—	—
U.S. Treasuries	27,633	—	27,633	—	—	834	—	834	—	—
Money Market Funds	17,600	—	—	—	17,600	284,593	—	—	—	284,593
Municipal Bonds	728	—	728	—	—	2,063	—	2,063	—	—
Certificates of Deposit	—	—	—	—	—	6,047	—	6,047	—	—
Total investments	$368,512	$-	$350,858	$-	$17,654	$304,685	$-	$18,149	$-	$286,536

(1)

Investments in money market funds measured at fair value using the net asset value per share practical expedient are not subject to hierarchy level classification disclosure.  The Company invests in money market funds that seek to maintain a stable net asset value. These investments include commingled funds that comprise high-quality short-term securities representing liquid debt and monetary instruments where the redemption value is likely to be the fair value. Redemption is permitted daily without written notice.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning balance
Workers' compensation claims liabilities	$330,079	$277,050	$312,537	$255,675
Add: claims expense accrual
Current period	39,316	38,094	112,469	103,875
Prior periods	(280)	(999)	4,984	(1,547)
	39,036	37,095	117,453	102,328
Less: claim payments related to
Current period	6,082	5,596	11,362	10,565
Prior periods	18,466	16,618	67,928	55,507
	24,548	22,214	79,290	66,072

Add: Change in claims incurred in excess of retention limits	118	—	(6,015)	—

Ending balance
Workers' compensation claims liabilities	$344,685	$291,931	$344,685	$291,931
Incurred but not reported (IBNR)	$177,166	$145,722	$177,166	$145,722

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

Effective January 1, 2015, the Company stopped maintaining a certificate to self-insure in the state of California, and it now obtains individual policies from Chubb Limited (“Chubb”) for all California-based clients along with clients in Delaware, Virginia, Pennsylvania, North Carolina, New Jersey, West Virginia, Idaho and the District of Columbia. The arrangement with Chubb, known as a fronted program, provides BBSI a licensed, admitted insurance carrier to issue policies on behalf of BBSI. The risk of loss up to the first $5.0 million per occurrence is retained by BBSI through a reinsurance agreement. Chubb assumes credit risk should BBSI be unable to satisfy its indemnification obligations.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into a trust account (“the Chubb trust account”) to be used for the payment of future claims. The balance in the Chubb trust account was $358.4 million and $277.1 million at September 30, 2017 and December 31, 2016, respectively. The Chubb trust account balances are included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified investment balances or other financial instruments totaling $97.0 million and $135.0 million at September 30, 2017 and December 31, 2016, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At September 30, 2017, the Company had provided surety bonds and standby letters of credit totaling $97.0 million, including a California requirement of $84.8 million.

The Company provided a total of $344.7 million and $312.5 million at September 30, 2017 and December 31, 2016, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $3.1 million and $9.1 million at September 30, 2017 and December 31, 2016, respectively, represents case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from excess insurance carriers of $3.1 million and $9.1 million at September 30, 2017 and December 31, 2016, respectively, included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”).

The Agreement provided for a $25.0 million revolving credit line, with a $6.0 million sublimit for standby letters of credit, at September 30, 2017. Of the $6.0 million sublimit for standby letters of credit, $5.9 million was used at September 30, 2017.  Advances under the revolving credit facility bear interest, as selected by the Company, of either (a) a daily floating rate of one month LIBOR plus 1.75% or (b) a fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit facility, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at September 30, 2017 and December 31, 2016. The line of credit expires on July 1, 2018.

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

The Agreement also contains customary events of default.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At September 30, 2017, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.4 million and $4.6 million at September 30, 2017 and December 31, 2016, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires monthly principal payments of $18,375 plus interest at a rate of one month LIBOR plus 2.00%, with the unpaid principal balance due July 1, 2022.

Note 5 - Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed.  One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters.  The Company was in a cumulative income position for the 12 quarters ended September 30, 2017. Based on management’s analysis, no valuation allowance of deferred tax assets was recorded at September 30, 2017.

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

On June 17, 2015, Daniel Salinas (“Salinas”) filed a shareholder derivative lawsuit against BBSI and certain of its officers and directors in the Circuit Court for Baltimore City, Maryland. The complaint alleges breaches of fiduciary duty, unjust enrichment and other violations of law and seeks recovery of various damages, including the costs and expenses incurred in connection with BBSI’s reserve strengthening process, reserve study and consultants, the cost of stock repurchases by BBSI in October 2014, compensation paid to BBSI’s officers, and costs of negotiating BBSI’s credit facility with its principal lender, as well as the proceeds of sales of stock by certain of BBSI’s officers and directors during 2013 and 2014. On September 28, 2015, BBSI and the individual defendants filed motions to dismiss the derivative suit and a motion to stay pending resolution of another lawsuit which was settled in the fourth quarter of 2016. On December 4, 2015, Salinas filed an opposition to each motion. On January 27, 2016, the defendants filed a reply to the opposition brief. On February 11, 2016, Judge Michel Pierson heard oral argument on the motions. A decision has not been issued.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
Revenues:
Professional employer service fees	$197,388	82.2%	$177,229	78.7%	$557,315	82.5%	$497,682	80.3%
Staffing services	42,747	17.8	47,874	21.3	118,391	17.5	121,806	19.7
Total revenues	240,135	100.0	225,103	100.0	675,706	100.0	619,488	100.0
Cost of revenues:
Direct payroll costs	31,986	13.3	37,017	16.4	89,182	13.2	92,667	15.0
Payroll taxes and benefits	94,922	39.6	82,888	36.8	304,268	45.0	269,533	43.5
Workers’ compensation	58,310	24.3	55,639	24.7	172,675	25.6	155,089	25.0
Total cost of revenues	185,218	77.2	175,544	77.9	566,125	83.8	517,289	83.5
Gross margin	54,917	22.8	49,559	22.1	109,581	16.2	102,199	16.5
Selling, general and administrative expenses	33,925	14.2	30,440	13.5	88,595	13.0	80,834	13.0
Depreciation and amortization	1,062	0.4	823	0.4	2,989	0.4	2,341	0.4
Income from operations	19,930	8.2	18,296	8.2	17,997	2.8	19,024	3.1
Other income (expense), net	1,514	0.6	(3,280)	(1.6)	2,915	0.4	(3,281)	(0.6)
Income before income taxes	21,444	8.8	15,016	6.6	20,912	3.2	15,743	2.5
Provision for (benefit from) income taxes	6,659	2.8	4,783	2.1	6,228	0.9	4,991	0.8
Net income	$14,785	6.0%	$10,233	4.5%	$14,684	2.3%	$10,752	1.7%

We report PEO revenues on a net basis because we are not the primary obligor for the services provided by our co-employed clients to their customers pursuant to our client service agreements.  We present for comparison purposes the gross revenues and cost of revenues information for the three and nine months ended September 30, 2017 and 2016 in the table below.  Although not in accordance with GAAP, management believes this information is informative as to the level of our business activity and illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our professional employer services on a basis comparable to our staffing services.

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

•	A relative increase in staffing revenues will typically result in a lower gross margin percentage. Staffing revenues are presented at gross with the related direct costs reported in cost of revenues.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Non-GAAP (in thousands)	2017	2016	2017	2016
Gross revenues:
Professional employer services	$1,328,465	$1,184,159	$3,750,908	$3,314,641
Staffing services	42,747	47,874	118,391	121,806
Total gross revenues	1,371,212	1,232,033	3,869,299	3,436,447
Gross cost of revenues:
Direct payroll costs	1,154,012	1,036,769	3,258,993	2,889,278
Payroll taxes and benefits	94,922	82,888	304,268	269,533
Workers’ compensation	67,361	62,817	196,457	175,437
Total gross cost of revenues	1,316,295	1,182,474	3,759,718	3,334,248
Gross margin	$54,917	$49,559	$109,581	$102,199

A reconciliation of net revenue to non-GAAP gross revenues is as follows for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	(Unaudited)
	Three Months Ended September 30,
	Net Revenue				Gross Revenue
	Reporting Method				Reporting Method
	(GAAP)		Non-GAAP Adjustments		(Non-GAAP)
	2017	2016	2017	2016	2017	2016
Revenues:
Professional employer services	$197,388	$177,229	$1,131,077	$1,006,930	$1,328,465	$1,184,159
Staffing services	42,747	47,874	—	—	42,747	47,874
Total revenues	$240,135	225,103	$1,131,077	$1,006,930	$1,371,212	$1,232,033
Cost of revenues	$185,218	175,544	$1,131,077	$1,006,930	$1,316,295	$1,182,474

	(Unaudited)
	Nine Months Ended September 30,
	Net Revenue				Gross Revenue
	Reporting Method				Reporting Method
	(GAAP)		Non-GAAP Adjustments		(Non-GAAP)
	2017	2016	2017	2016	2017	2016
Revenues:
Professional employer services	$557,315	$497,682	$3,193,593	$2,816,959	$3,750,908	$3,314,641
Staffing services	118,391	121,806	—	—	118,391	121,806
Total revenues	$675,706	$619,488	$3,193,593	$2,816,959	$3,869,299	$3,436,447
Cost of revenues	$566,125	$517,289	$3,193,593	$2,816,959	$3,759,718	$3,334,248

The non-GAAP adjustments comprise direct payroll costs and safety incentives attributable to our professional employer services client companies.

Three months ended September 30, 2017 and 2016

Net income for the third quarter of 2017 amounted to $14.8 million compared to net income of $10.2 million for the third quarter of 2016. Diluted income per share for the third quarter of 2017 was $1.96 compared to diluted income per share of $1.38 for the third quarter of 2016.

Revenues for the third quarter of 2017 totaled $240.1 million, an increase of $15.0 million or 6.7% over the third quarter of 2016, which reflects an increase in the Company’s professional employer service fee revenue of $20.2 million or 11.4% and a decrease in staffing services revenue of $5.2 million or 10.9%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the third quarter of 2017 exceeded business lost from former customers. The third quarter of 2017 had one less business day than the third quarter of 2016. After adjusting for the one day difference, professional employer service revenue from continuing customers reflected an 8.4% increase compared to the third quarter of 2016. This growth was primarily the result of increases in employee headcount and hours worked. The decrease in staffing services revenue was due primarily to the decrease in revenue from continuing customers compared to the prior year.

Gross margin for the third quarter of 2017 totaled $54.9 million or 22.8% of revenue compared to $49.6 million or 22.1% of revenue for the third quarter of 2016.  The increase in gross margin as a percentage of revenues is primarily due to decreases in direct payroll costs and workers compensation expense as a percentage of revenues, partially offset by an increase in payroll taxes as a percentage of revenues.

Direct payroll costs for the third quarter of 2017 totaled $32.0 million or 13.3% of revenue compared to $37.0 million or 16.4% of revenue for the third quarter of 2016. The decrease in direct payroll costs as a percentage of revenues was primarily due to the relative increase in professional employer services within the mix of our customer base compared to the third quarter of 2016.

Payroll taxes and benefits for the third quarter of 2017 totaled $94.9 million or 39.6% of revenue compared to $82.9 million or 36.8% of revenue for the third quarter of 2016. The increase in payroll taxes and benefits as a percentage of revenues is due to a $3.8 million federal unemployment tax credit recognized in the third quarter of 2016, the increase in professional employer services where payroll taxes and benefits are presented at gross cost, and a decrease in staffing revenue during the period.

Workers’ compensation expense for the third quarter of 2017 totaled $58.3 million or 24.3% of revenue compared to $55.6 million or 24.7% of revenue for the third quarter of 2016. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to favorable development of current and prior period claims and related claim costs during the quarter.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2017 totaled $33.9 million or 14.2% of revenue compared to $30.4 million or 13.5% of revenue for the third quarter of 2016. The increase was primarily attributable to an increase in employee related expenses.

Other income, net for the third quarter of 2017 was $1.5 million as compared to other expense of $3.3 million for the third quarter of 2016. The change was attributable to a decrease in litigation costs of $3.3 million as well as an increase in investment income of $1.5 million in the third quarter of 2017.

Our effective income tax rate for the third quarter of 2017 was 31.1%, compared to 31.9% for the third quarter of 2016. Our income tax rate typically differs from the federal statutory tax rate of 35% primarily due to state taxes and federal and state tax credits.

Nine months ended September 30, 2017 and 2016

Net income for the first nine months of 2017 amounted to $14.7 million compared to net income of $10.8 million for the first nine months of 2016. Diluted income per share for the first nine months of 2017 was $1.95 compared to diluted income per share of $1.46 for the first nine months of 2016.

Revenues for the first nine months of 2017 totaled $675.7 million, an increase of $56.2 million or 9.1% over the first nine months of 2016, which reflects an increase in the Company’s professional employer service fee revenue of $59.6 million or 12.0% and a decrease in staffing services revenue of $3.4 million or 2.8%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the first nine months of 2017 exceeded business lost from former customers. Professional employer service revenue from continuing customers reflected a 5.8% increase compared to the first nine months of 2016. This growth is primarily the result of increases in employee headcount and hours worked, partially offset by having one less business day in the first nine months of 2017 compared to the first nine months of 2016. The decrease in staffing services revenue was due primarily to the decrease in revenue from continuing customers compared to the prior year.

Gross margin for the first nine months of 2017 totaled $109.6 million or 16.2% of revenue compared to $102.2 million or 16.5% of revenue for the first nine months of 2016.  The decrease in gross margin as a percentage of revenues was primarily due to an increase in workers’ compensation expense and payroll taxes as a percentage of revenues, partially offset by a decrease in direct payroll costs as a percentage of revenues.

Direct payroll costs for the first nine months of 2017 totaled $89.2 million or 13.2% of revenue compared to $92.7 million or 15.0% of revenue for the first nine months of 2016. The decrease in direct payroll costs as a percentage of revenues was primarily due to the relative increase in professional employer services within the mix of our customer base compared to the first nine months of 2016.

Payroll taxes and benefits for the first nine months of 2017 totaled $304.3 million or 45.0% of revenue compared to $269.5 million or 43.5% of revenue for the first nine months of 2016.  The increase in payroll taxes and benefits as a percentage of revenues is due to a $3.8 million federal unemployment tax credit recognized in the third quarter of 2016, as well as the growth in professional employer services, where payroll taxes and benefits are presented at gross cost.

Workers’ compensation expense for the first nine months of 2017 totaled $172.7 million or 25.6% of revenue compared to $155.1 million or 25.0% of revenue for the first nine months of 2016. The increase in workers’ compensation expense as a percentage of revenues was primarily due to an unfavorable adjustment of $5.0 million in the first nine months of 2017 compared to a favorable adjustment of $1.5 million in the first nine months of 2016 due to changes in actuarial estimates of our workers’ compensation reserves related to claims incurred in prior periods.

SG&A expenses for the first nine months of 2017 totaled $88.6 million or 13.0% of revenue compared to $80.8 million or 13.0% of revenue for the first nine months of 2016.  The dollar increase was primarily attributable to an increase in employee related expenses.

Other income, net for the first nine months of 2017 was $2.9 million as compared to an expense of $3.3 million for the first nine months of 2016. The change was primarily attributable to a decrease in litigation costs of $3.3 million as well as an increase in investment income of $2.5 million in the first nine months of 2017.

Our effective income tax rate for the first nine months of 2017 was 29.8%, compared to 31.7% for the first nine months of 2016.  Our income tax rate typically differs from the federal statutory tax rate of 35% primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash position of $35.6 million decreased $15.2 million for the nine months ended September 30, 2017, compared to an increase of $1.6 million for the comparable period of 2016. The decrease in cash at September 30, 2017 as compared to December 31, 2016 was primarily due to increased net purchases, sales and maturities of restricted cash and investments in the year-to-date period.

Net cash provided by operating activities for the nine months ended September 30, 2017 was $60.5 million, compared to net cash provided of $57.3 million for the comparable period of 2016. For the nine months ended September 30, 2017, cash flow from operating activities was primarily due to increased workers’ compensation claims liabilities of $38.2 million, increased accrued payroll, payroll taxes and related benefits of $29.2 million and net income of $14.7 million, partially offset by increased trade accounts receivable of $29.9 million and increased prepaid expenses of $2.7 million.

Net cash used in investing activities for the nine months ended September 30, 2017 was $68.5 million, compared to net cash used of $35.7 million for the comparable period of 2016. For the nine months ended September 30, 2017, cash used in investing activities consisted primarily of purchases of investments and restricted cash and investments of $950.8 million, partially offset by proceeds from sales and maturities of investments and restricted cash and investments of $884.8 million.

Net cash used in financing activities for the nine months ended September 30, 2017 was $7.1 million, compared to net cash used of $20.0 million for the comparable period of 2016. For the nine months ended September 30, 2017, cash was primarily used for dividend payments of $5.4 million.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified financial instruments totaling $97.0 million at September 30, 2017 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At September 30, 2017, we have provided surety bonds and standby letters of credit totaling $97.0 million, including a California requirement of $84.8 million. Management expects the surety bonds and letters of credit to decrease over time as a result of a declining self-insured liability in California. The Company’s self-insured status in California ended on December 31, 2014.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into a trust account (“the Chubb trust account”) to be used for the payment of future claims. The balance in the Chubb trust account was $358.4 million and $277.1 million at September 30, 2017 and December 31, 2016, respectively. The Chubb trust account balances are included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement provides for a $25.0 million revolving credit line, with a $6.0 million sublimit for unsecured standby letters of credit.

Advances under the revolving credit facility bear interest as selected by the Company of either (a) a daily floating rate of one month LIBOR plus 1.75% or (b) a fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit facility, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at September 30, 2017 and December 31, 2016. The revolving line of credit expires on July 1, 2018.

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

The Agreement also contains customary events of default.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At September 30, 2017, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.4 million and $4.6 million at September 30, 2017 and December 31, 2016, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

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

Forward-Looking Information

Statements in this report include forward-looking statements which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the effect of changes in our mix of services on gross margin, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our fronted insurance program with Chubb, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, current and future shareholder litigation, ongoing investigations by the Securities and Exchange Commission (the “SEC”) and the United States Department of Justice (the “DOJ”), the effect of changes in the interest rate environment on the value of our investment securities and long-term debt, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions.

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

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt.  As of September 30, 2017, the Company’s investments consisted principally of approximately $163.6 million in corporate bonds, $85.7 million in mortgage backed securities, $37.4 million in commercial paper, $35.5 million in U.S. government agency debts, $27.9 million in U.S. treasuries, $17.7 million in money market funds, and $0.8 million in municipal bonds.  The Company’s outstanding debt totaled approximately $4.4 million at September 30, 2017. Based on the Company’s overall interest exposure at September 30, 2017, a 50 basis point increase in market interest rates would have a $5.9 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2017 because of the material weakness in ICFR described below.

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

Remediation Status and Plans

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, management has taken a number of actions to remediate the material weakness related to IT controls, including but not limited to the following:

•	Established a more rigorous review process over the evaluation of user access to IT systems, including preventative reviews during employment changes and periodic detective reviews.
•	Improved the structure and governance surrounding controls over IT systems.
•	Implemented enhanced review procedures and analysis over the segregation of duties in IT systems.
•	Improved the procedures and documentation associated with program change management, including implementing improved tools over system change logging.
•	Revised policies on the documentation of IT control performance and the retention of that documentation.
•	Replaced certain IT systems that had inherent control limitations, including the successful replacement of the staffing services revenue system earlier this year.

Management believes the measures it has implemented will remediate the identified material weakness in future periods. While significant progress has been made as of September 30, 2017, assessing the effectiveness of internal control requires a period of repeatable execution, and management may determine it is necessary to take additional measures to address control deficiencies or to modify certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Other than the activities described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 17, 2015, Daniel Salinas (“Salinas”) filed a shareholder derivative lawsuit against BBSI and certain of its officers and directors in the Circuit Court for Baltimore City, Maryland. The complaint alleges breaches of fiduciary duty, unjust enrichment and other violations of law and seeks recovery of various damages, including the costs and expenses incurred in connection with BBSI’s reserve strengthening process, reserve study and consultants, the cost of stock repurchases by BBSI in October 2014, compensation paid to BBSI’s officers, and costs of negotiating BBSI’s credit facility with its principal lender, as well as the proceeds of sales of stock by certain of BBSI’s officers and directors during 2013 and 2014. On September 28, 2015, BBSI and the individual defendants filed motions to dismiss the derivative suit and a motion to stay pending resolution of another lawsuit which settled in the fourth quarter of 2016. On December 4, 2015, Salinas filed an opposition to each motion. On January 27, 2016, the defendants filed a reply to the opposition brief. On February 11, 2016, Judge Michel Pierson heard oral argument on the motions. A decision has not been issued.

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

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: November 8, 2017	By:	/s/ Gary E. Kramer
Gary E. Kramer
Vice President-Finance, Treasurer and Secretary