Form 10-K
period 2017-12-31
BARRETT BUSINESS SERVICES INC
filed 2018-03-06
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $402,103,034 at June 30, 2017

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at March 1, 2018
Common Stock, Par Value $.01 Per Share	7,304,085 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are hereby incorporated by reference in Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2017 ANNUAL REPORT ON FORM 10-K

Item 1.	BUSINESS

General

Company Background

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

Business Organization

We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and comprise senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety, and various types of administration, including payroll. These teams are responsible for growth of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 24 states and the District of Columbia through a network of 58 branch locations in California, Oregon, Utah, Washington, Idaho, Arizona, Colorado, Maryland, North Carolina, Delaware, Nevada, Pennsylvania and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

Services Overview

BBSI’s core purpose is to advocate for business owners, particularly in the small and mid-sized business segment. Our evolution from an entrepreneurially run company to a professionally managed organization has helped to form our view that all businesses experience inflection points at key stages of growth. The insights gained through our own growth, along with the trends we see in working with more than 5,600 companies each day, define our approach to guiding business owners through the challenges associated with being an employer. BBSI’s business teams align with each business owner client through a structured three-tiered progression. In doing so, business teams focus on the objectives of each business owner and deliver planning, guidance and resources in support of those objectives.

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

In addition to serving as a resource and guide, BBSI has the ability to provide workers’ compensation coverage as a means of meeting statutory requirements and protecting our clients from employment-related injury claims. Through our third-party administrators, we provide claims management services for our clients. We work aggressively to manage and reduce job injury claims, identify fraudulent claims and structure optimal work programs, including modified duty.

Categories of Services

We report financial results in two categories of services: Professional Employer Services (“PEO”) and Staffing. During 2017, we supported in excess of 5,600 PEO clients and approximately 188,000 employees. This compares to more than 4,900 PEO clients and approximately 171,000 employees during 2016. See Item 7 of this Report for information regarding the percentages of total net revenues provided by our PEO and staffing services for each of the last three fiscal years, and our consolidated financial statements incorporated into Item 8 of Part II of this Report for information regarding revenues, net income and total assets in our single reportable segment.

PEO

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

Staffing and Recruiting

Our staffing services include on-demand or short-term staffing assignments, contract staffing, direct placement, and long-term or indefinite-term on-site management. On-site management employees are BBSI management employees who are based on the client-site and whose jobs are to assist BBSI staffing employees. Our recruiting experts maintain a deep network of professionals from which we source candidates. Through an assessment process, we gain an understanding of the short and long-term needs of our clients, allowing us to identify and source the right talent for each position. We then conduct a rigorous screening process to help ensure a successful hire.

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

We have client services agreements with a diverse array of customers, including electronics manufacturers, various light-manufacturing industries, agriculture-based companies, transportation and shipping enterprises, food processors, telecommunications companies, public utilities, general contractors in various construction-related fields, and professional services firms. None of our clients individually represented more than 1% of our total revenues in 2017.

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

The small and mid‑sized business segment is particularly attractive because:

•	it is large, continues to offer significant growth opportunity and remains underserved by professional services companies;
•	it typically has fewer in-house resources than larger businesses and, as a result, is generally more dependent on external resources;
•	we generally experience a relatively high client retention rate and lower client acquisition costs within this market segment; and
•	we have found that small to mid-sized businesses are responsive to quality of service when selecting a PEO or staffing services provider.

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

Workers’ Compensation

Through our client services agreement, BBSI has the ability to provide workers’ compensation coverage to its clients. We provide this coverage through a variety of methods, all of which are subject to rigorous underwriting to assess financial stability, risk factors and cultural alignment related to safety and the client’s desire to improve their operations. In providing this coverage, we are responsible for complying with applicable statutory requirements for workers' compensation coverage.

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

Elements of Workers' Compensation System

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

Insurance Coverage for Workers' Compensation

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

BBSI was self-insured as to worker’s compensation claims in California from 1995 until December 31, 2014. Effective January 1, 2015, the Company stopped maintaining a certificate to self-insure in the state of California, and it now maintains policies with Chubb Limited (“Chubb”)  for all California-based clients, along with clients in Delaware, Virginia, Pennsylvania, North Carolina, New Jersey, West Virginia, Idaho, and the District of Columbia. The arrangement with Chubb, known as a fronted program, provides BBSI a licensed, admitted insurance carrier to issue policies on behalf of BBSI.

Our wholly owned, fully licensed captive insurance company incorporated in Arizona, Associated Insurance Company for Excess (“AICE”), provides reinsurance coverage up to $5.0 million per occurrence, except in Maryland and Colorado, where our retention per occurrence is $1.0 million and $2.0 million, respectively. The Company maintains excess workers’ compensation insurance coverage with Chubb between $5.0 million and statutory limits per occurrence, except in Maryland, where coverage with Chubb is between $1.0 million and statutory limits per occurrence, and in Colorado, where the coverage with Chubb is between $2.0 million and statutory limits per occurrence.

Overall, this approach results in a per occurrence retention on a consolidated basis of $5.0 million for most claims. In light of the per occurrence retention, we may experience significant workers' compensation costs from catastrophic claims, should they occur.

AICE provides us with access to an alternative mechanism for insurance coverage, as well as certain income tax benefits arising from the ability to accelerate the tax deduction of certain accruals for workers' compensation claims.

The Company also operates a wholly owned insurance company, Ecole Insurance Company (“Ecole”). Ecole is a fully licensed insurance company holding a certificate of authority from the Arizona Department of Insurance. Ecole provides workers’ compensation coverage to the Company’s employees working in Arizona, Utah and Nevada. The Company maintains additional reinsurance coverage for Ecole with Chubb between $5.0 million and statutory limits per occurrence.

Claims Management

As a result of our status as a self-insured employer in four states and our retention arrangements, our workers' compensation expense is tied directly to the incidence and severity of covered workplace injuries. We seek to contain our workers' compensation costs through an aggressive approach to claims management. We use managed-care systems to reduce medical costs and keep time-loss costs to a minimum by assigning injured workers, whenever possible, to short-term assignments which accommodate the workers' physical limitations. We believe that these assignments minimize both time actually lost from work and covered time-loss costs. We engage third-party claims administrators ("TPAs") to provide the primary claims management expertise. Typical claims management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and attempting to negotiate early settlements to eliminate future adverse development of claims costs. We also maintain a corporate-wide pre-employment drug screening program and a post-injury drug test program. We believe our claims management program has resulted in a reduction in the frequency of fraudulent claims and in accidents in which the use of illicit drugs appears to have been a contributing factor.

Employees and Employee Benefits

At December 31, 2017, we had 124,212 total employees, including 8,753 staffing services employees, 114,775 employees under our client service agreements, 679 managerial, sales and administrative employees (together, “management employees”), and 5 executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. We believe our employee relations are good.

We offer various qualified employee benefit plans to our employees, including those employees for whom we are the administrative employer in a co-employment arrangement who so elect. Employees covered under a PEO arrangement may participate in our 401(k) plan at the sole discretion of the PEO client. Our qualified staffing and management employee benefit plans include our 401(k) plan, in which employees may enroll upon reaching 21 years of age and completing 1,000 hours of service in a 12 consecutive month period. We make matching contributions to the 401(k) plan under a safe harbor provision, which are immediately 100% vested. We match 100% of contributions by management and staffing employees up to 3% of each participating employee's annual compensation and 50% of the employee's contributions up to an additional 2% of annual compensation. We may also make discretionary contributions to the 401(k) plan, which vest over six years and are subject to certain legal limits, at the sole discretion of our Board of Directors.

We also offer a cafeteria plan under Section 125 of the Internal Revenue Code and group health, life insurance and disability insurance plans to qualified staffing and management employees. Generally, qualified employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974 ("ERISA"). In order to qualify for favorable tax treatment under the Internal Revenue Code, qualified plans must be established and maintained by an employer for the exclusive benefit of its employees.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) subject us to potential penalties unless we offer to our employees minimum essential healthcare coverage that is affordable. Because each PEO client is considered to be the sole employer in the application of any rule or law included within the scope of the Acts, we do not offer health care coverage to the employees of our PEO clients. However, in order to comply with the employer mandate provision of the Acts, we offer health care coverage to all eligible staffing employees and management employees eligible for coverage under the Acts.

Regulatory and Legislative Issues

We are subject to the laws and regulations of the jurisdictions within which we operate, including those governing self-insured employers under the workers' compensation systems in Oregon, Maryland, and Colorado, as well as in Washington for staffing and management employees. We are also subject to laws and regulations governing our two wholly owned insurance companies in Arizona. While the specific laws and regulations vary among these jurisdictions, they typically require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk, particularly with respect to those clients who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date.

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

Risks Relating to Our Business and Industry

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

To manage our financial exposure in the event of catastrophic injuries or fatalities, we maintain excess workers' compensation insurance. Changes in the market for excess workers' compensation insurance may lead to limited availability of such coverage, additional increases in our insurance costs or further increases in the amount for which we retain financial risk, any of which may have a material adverse effect on our results of operations and financial condition.

Our ability to continue our business operations under our present service model is dependent on maintaining workers' compensation insurance coverage.

Our arrangement with Chubb to provide workers’ compensation coverage to BBSI’s PEO clients in California, Delaware, Virginia, Pennsylvania, North Carolina, New Jersey, West Virginia, Idaho and the District of Columbia extends through February 1, 2019, with the possibility of additional annual renewals. If Chubb is unwilling or unable to renew our arrangement in the future, we would need to seek alternative coverage. If replacement coverage were unavailable or available only on significantly less favorable terms, our business and results of operations would be materially adversely affected.

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

Our investment portfolio is subject to market and credit risks, which could adversely impact our financial condition or results of operations.

We seek to hold a diversified portfolio of high-quality investments that is managed by a professional investment advisory firm in accordance with our investment policy and routinely reviewed by management and approved by the risk management committee. However, our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities, including credit and liquidity risks. Our portfolio consists primarily of debt securities and is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities. Although our investment strategy is designed to preserve our capital, we cannot be certain that our investment objectives will be achieved, and we could incur substantial realized and unrealized investment losses in future periods.

We may be unable to draw on our revolving credit facility in the future.

As discussed in more detail in “Note 6. Revolving Credit Facility and Long-Term Debt” to the consolidated financial statements incorporated into Item 8 of Part II of this report, our Credit Agreement with our principal bank, Wells Fargo Bank, National Association (the “Bank”), which expires July 1, 2018, provides for a revolving credit facility with a borrowing capacity of up to $25.0 million at December 31, 2017, to be used to finance working capital. There was no outstanding balance at that date. The Credit Agreement includes a standby letter of credit agreement providing for a sublimit of approximately $6.0 million in unsecured letters of credit, as well as a mortgage loan with a balance of approximately $4.4 million secured by our company office building in Vancouver, Washington.

If our business does not perform as expected, including if we generate less revenue than anticipated from our operations or encounter significant unexpected costs, we may fail to comply with the financial covenants under our credit facilities. If we do not comply with our financial covenants and we do not obtain a waiver or amendment from the Bank, the Bank may elect to cause all amounts owed to become immediately due and payable or may decline to renew our credit facility. In that event, we would seek to establish a replacement credit facility with one or more other lenders, including lenders with which we have an existing relationship, potentially on less desirable terms. There can be no guarantee that replacement financing would be available at commercially reasonable terms, if at all.

Our business is subject to risks associated with geographic market concentration.

Our California operations accounted for approximately 79% of our total revenues in 2017. As a result of the current importance of our California operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in California. If California experiences an economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business or limits our competitive advantages, our profitability and growth prospects may be materially adversely affected.

In order to continue to grow revenues at or near current rates, we are dependent on retaining current clients and attracting new clients.

The Company has experienced significant growth in recent years. Revenues increased 9.5% in 2017 and 13.5% in 2016. There can be no assurance that we will continue to grow revenues at or near current rates of growth. Maintaining rates of growth at these levels becomes increasingly difficult as the size of the Company increases. Efforts to achieve business growth intensifies pressure on retaining current clients and attracting increasing numbers of new clients.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) subject us to potential penalties unless we offer our employees minimum essential healthcare coverage that is affordable. In order to comply with the employer mandate provision of the Acts, we offer health care coverage to all temporary and permanent employees eligible for coverage under the Acts other than employees of our PEO clients, which are responsible for providing required health care coverage to their employees. Designating employees as eligible is complex, and is subject to challenge by employees and the Internal Revenue Service. While we believe we have properly identified eligible employees, a later determination that we failed to offer the required health coverage to eligible employees could result in penalties that may materially harm our business. We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to or repeal of the Acts or changed interpretations of our obligations under the Acts. There can be no assurance that we will be able to recover all related costs through increased pricing to our customers or that such costs will be recovered in the period in which costs are incurred, and the net financial impact on our results of operations could be significant.

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

Demand for our staffing services is sensitive to changes in the level of economic activity in the regions in which we do business. As economic activity slows down, companies often reduce their use of temporary employees before undertaking layoffs of permanent staff, resulting in decreased demand for staffing services. During strong economic periods, on the other hand, we often experience shortages of qualified employees to meet customer needs, as occurred during 2017.

Because we assume the obligation to make wage, tax and regulatory payments in respect of some employees, we are exposed to client credit risks.

We generally assume credit risk associated with our clients’ employee payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as retirement benefits. These obligations are fixed whether or not the client makes payments to us as required by our services agreement. We attempt to mitigate this risk by invoicing our clients at the end of their specific payroll processing cycle. We also carefully monitor the timeliness of our clients' payments and impose strict credit standards on our customers. If we fail to successfully manage our credit risk, our results of operations and financial condition could be materially and adversely affected.

Increases in unemployment claims could raise our state and federal unemployment tax rates which we may not be able to pass on to our customers.

During weak economic conditions in our markets, the level of unemployment claims tends to rise as a result of employee layoffs at our clients and lack of work in our temporary staffing pool. The rise in unemployment claims often results in higher state and federal unemployment tax rates, which in most instances cannot be concurrently passed on to our customers either due to existing client services agreements or competitive pricing pressures. Increases in our state and federal unemployment tax rates could have a material adverse effect on our results of operations, particularly in the early part of the calendar year when payroll tax rates are at or near their maximum.

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

We either co-employ employees in connection with our PEO client services agreements or place our employees in our customers' workplace in connection with our staffing business. As such, we are subject to a number of risks inherent to our status as the administrative employer, including without limitation:

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

If we experience significant incidents involving any of the above-described risk areas, we could face substantial out-of-pocket losses, fines or negative publicity. In addition, such claims may give rise to litigation, which may be time consuming, distracting and costly, and could have a material adverse effect on our business. With respect to claims involving our co-employer relationships, although our client services agreement provides that the client will indemnify us for any liability attributable to the conduct of the client or its employees, we may not be able to enforce such contractual indemnification, or the client may not have sufficient assets to satisfy its obligations to us. An increase in employment-related claims against us may have a material adverse effect on our results of operations.

We are dependent upon technology services and if we experience damage, service interruptions or failures in our computer and telecommunications systems, our client relationships and our ability to attract new clients may be adversely affected.

We rely extensively on our computer systems to manage our branch network, perform employment-related services and accounting and reporting functions, and summarize and analyze our financial results. Our systems are subject to damage or interruption from telecommunications failures, power-related outages, computer viruses and malicious attacks, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, experience loss of critical data and interruptions or delays in our ability to manage our operations, and encounter a loss of client confidence. In addition, our clients’ businesses may be adversely affected by any system or equipment failure or breach we experience. As a result, our relationships with our clients may be impaired, we may lose clients, our ability to attract new clients may be adversely affected, and we could be exposed to contractual liability. We may continue to invest in upgrades or replacements to our existing systems or additional security measures, each of which can involve substantial costs and risks relating to installation and implementation.

We depend on third-party software in order to provide our services and support our operations.

Significant portions of our services and operations rely on software that is licensed from third-party vendors. The fees associated with these license agreements could increase in future periods, resulting in increased operating expenses. If there are significant changes to the terms and conditions of our license agreements, or if we are unable to renew these license agreements, we may be required to make changes to our vendors or information technology systems. These changes may impact the services we provide to our clients or the processes we have in place to support our operations, which could have an adverse effect on our business.

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

Corporate human resource operations are subject to a broad range of complex and evolving laws and regulations, including those applicable to payroll practices, benefits administration, employment practices, workers’ compensation coverage, and privacy. Because our clients have employees in many states throughout the United States, we must perform our services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret and may change from time to time. Violation of such laws and regulations could subject us to fines and penalties, damage our reputation, constitute a breach of our client agreements, impair our ability to obtain and renew required licenses, and decrease our profitability or competitiveness. If any of these effects were to occur, our operating results and financial condition could be adversely affected.

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

Our teams of client-facing professionals are the foundation of our value proposition. Our ability to attract and retain qualified personnel could be impaired by economic conditions resulting in lower unemployment and increases in compensation. During periods of economic growth, we face increased competition for retaining and recruiting qualified personnel, which in turn leads to greater advertising and recruiting costs and increased salary expenses. If we cannot attract and retain qualified employees, the quality of our services may deteriorate and our reputation and results of operations could be adversely affected.

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

Item 1B	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We operate through 58 branch offices. The following table shows the number of locations in each state in which we have offices. We also lease office space in other locations in our market areas which we use to recruit and place employees.

Number of Branch
Offices	Locations
California	22
Oregon	11
Utah	5
Washington	5
Idaho	3
Arizona	2
Colorado	2
Maryland	2
North Carolina	2
Delaware	1
Nevada	1
Pennsylvania	1
Virginia	1

We lease office space for our branch offices. At December 31, 2017, our leases had expiration dates ranging from less than one year to seven years. Our corporate headquarters occupies approximately 75 percent of the 65,300 square foot building we own in Vancouver, Washington.

Item 3.	LEGAL PROCEEDINGS

BBSI is not subject to material legal proceedings and claims other than those which arise in the ordinary course of our business, except for those matters discussed in “Note 12. Litigation” to the consolidated financial statements incorporated into Item 8 of Part II of this report.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the "Common Stock") trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol "BBSI."  At March 1, 2018, there were 25 stockholders of record and approximately 1,525 beneficial owners of the Common Stock.

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

			Cash Dividends
	High	Low	Declared
2016
First Quarter	$42.80	$22.55	$0.22
Second Quarter	43.08	27.28	0.22
Third Quarter	49.75	41.06	0.22
Fourth Quarter	66.93	43.00	0.22
2017
First Quarter	$66.64	$50.56	$0.25
Second Quarter	60.35	52.95	0.25
Third Quarter	59.50	44.52	0.25
Fourth Quarter	69.32	54.41	0.25

The Company maintains a Board-approved stock repurchase program which originally authorized up to 3.0 million shares of the Company’s Common Stock to be repurchased from time to time in open market purchases. The repurchase program allowed for the repurchase of approximately 1.1 million shares as of December 31, 2017. No repurchases were made during the quarter ended December 31, 2017.

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2012 until December 31, 2017, for our Common Stock, The Nasdaq Composite Index, and the S&P 1500 Human Resource & Employment Services Index, a published industry index that is considered reflective of the Company’s peers.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2012 in our Common Stock and the indexes shown, and that dividends are reinvested. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/12	12/13	12/14	12/15	12/16	12/17

Barrett Business Services, Inc.	100.00	245.76	74.03	120.37	181.28	185.55
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
S&P 1500 Human Resource & Employment Services index	100.00	167.71	175.38	181.34	201.09	257.35

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
(In thousands, except per share data)
Statement of operations:
Revenues:
Professional employer service fees	$758,046	$673,924	$572,286	$470,522	$393,085
Staffing services	$162,386	166,662	168,555	165,833	143,881
Total revenues	920,432	840,586	740,841	636,355	536,966
Cost of revenues:
Direct payroll costs	122,533	126,753	127,964	126,399	108,875
Payroll taxes and benefits	404,687	357,867	312,284	263,100	222,163
Workers' compensation	234,681	210,430	171,137	213,451	123,427
Total cost of revenues	761,901	695,050	611,385	602,950	454,465
Gross margin	158,531	145,536	129,456	33,405	82,501
Selling, general and administrative expenses	123,138	113,342	90,177	74,065	59,439
Depreciation and amortization	5,452	3,253	2,851	2,506	2,037
Income (loss) from operations	29,941	28,941	36,428	(43,166)	21,025
Other income (expense):
Investment income, net	4,668	956	771	543	539
Interest expense	(313)	(807)	(1,965)	(173)	(238)
Loss on litigation	—	(3,544)	—	—	—
Other, net	82	40	(88)	152	(9)
Other income (expense), net	4,437	(3,355)	(1,282)	522	292
Income (loss) before income taxes	34,378	25,586	35,146	(42,644)	21,317
Provision for (benefit from) income taxes	9,208	6,787	9,652	(17,098)	5,644
Net income (loss)	$25,170	$18,799	$25,494	$(25,546)	$15,673
Basic income (loss) per common share	$3.46	$2.60	$3.55	$(3.57)	$2.21
Weighted average number of basic common shares outstanding	7,275	7,226	7,173	7,160	7,105
Diluted income (loss) per common share	$3.33	$2.55	$3.47	$(3.57)	$2.12
Weighted average number of diluted common shares outstanding	7,551	7,378	7,353	7,160	7,397
Cash dividends per common share	$1.00	$0.88	$0.88	$0.76	$0.57
Selected balance sheet data:
Cash and cash equivalents	$59,835	$50,768	$25,218	$11,544	$93,557
Investments	1,873	6,317	6,082	50,887	25,696
Current assets	308,235	235,383	206,068	163,664	202,315
Current liabilities	322,255	275,164	237,393	225,302	153,988
Working capital (deficit) surplus	(14,020)	(39,781)	(31,325)	(61,638)	48,327
Total assets	682,485	581,888	483,521	443,844	305,929
Long-term workers' compensation liabilities	265,844	231,198	190,094	164,214	79,849
Long-term debt, net of current portion	4,171	4,392	—	19,833	5,053
Stockholders' equity	88,834	69,693	54,551	32,820	65,177

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

With our PEO clients, we enter into a co-employment arrangement in which we become the administrative employer while the client maintains physical care, custody and control of their workforce. Our PEO services are billed as a percentage of client payroll, with the gross amount invoiced including direct payroll costs, employer payroll-related taxes, workers’ compensation coverage (if provided) and a service fee. PEO customers are invoiced following the end of each payroll processing cycle, with payment generally due on the invoice date. Revenues for PEO services exclude direct payroll billings because we are not the primary obligor for those payments.

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

Our business is concentrated in California, and we expect to continue to derive a majority of our revenues from this market in the future. Revenues generated in our California offices accounted for 79% of our total net revenues in 2017, 78% in 2016 and 78% in 2015. Consequently, any weakness in economic conditions or changes in the regulatory or insurance environment in California could have a material adverse effect on our financial results.

Our cost of revenues for PEO services includes employer payroll-related taxes and workers' compensation costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, employee benefits, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer's portion of Social Security and Medicare taxes, federal and state unemployment taxes and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers' compensation costs consist primarily of the costs associated with our workers' compensation program, including claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, risk manager payroll, premiums for excess insurance and the fronted insurance program, and costs associated with operating our two wholly owned insurance companies, AICE and Ecole.

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

Critical Accounting Policies and Estimates

We have identified the following accounting estimate as critical to our business and the understanding of our results of operations. For a detailed discussion of the application of this and other accounting policies, see “Note 1. Summary of Operations and Significant Accounting Policies” to the consolidated financial statements incorporated into Item 8 of Part II of this report. The preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Workers' Compensation Reserves

We recognize our liability for the ultimate payment of incurred claims and claims adjustment expenses by establishing a reserve which represents our estimates of future amounts necessary to pay claims and related expenses with respect to workplace injuries that have occurred. When a claim involving a probable loss is reported, our independent third-party administrator for workers’ compensation claims (“TPA”) establishes a case reserve for the estimated amount of ultimate loss. The estimate reflects a judgment based on established case reserving practices and the experience and knowledge of the TPA regarding the nature and expected amount of the claim, as well as the estimated expenses of settling the claim, including legal and other fees and expenses of claims administration. The adequacy of such case reserves in part depends on the professional judgment of the TPA to properly and comprehensively evaluate the economic consequences of each claim.

Our reserves include an additional component for potential future increases in the cost to finally resolve open injury claims and claims incurred in prior periods but not reported (together, "IBNR") based on actuarial estimates provided by the Company’s independent actuary. IBNR reserves, unlike specific case reserves, do not apply to a specific claim but rather apply to the entire population of claims arising from a specific time period. IBNR primarily covers costs relating to:

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

Forward-Looking Information

Statements in this Item or in Items 1, 1A, 3 and 9A of this report include forward-looking statements which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the effect of changes in our mix of services on gross margin, the adequacy of our workers' compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, the effects of recent federal tax legislation, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our fronted insurance program with Chubb, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, litigation costs and the effect of the potential resolution of any enforcement action that may be brought by the SEC Division of Enforcement, the effect of changes in the interest rate environment on the value of our investment securities and long-term debt, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions.

All of our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include our ability to retain current clients and attract new clients, difficulties associated with integrating clients into our operations, economic trends in our service areas, the potential for material deviations from expected future workers’ compensation claims experience, the workers’ compensation regulatory environment in our primary markets, security breaches or failures in the Company’s information technology systems, collectability of accounts receivable, the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results), the impact of the Patient Protection and Affordable Care Act and escalating medical costs on our business, the effect of conditions in the global capital markets on our investment portfolio, and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers' compensation coverage or our fronted insurance program. Additional risk factors affecting our business are discussed in Item 1A of Part I of this report. We disclaim any obligation to update any such factors or to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company's consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, included in Item 15 of this report. References to the Notes to Consolidated Financial Statements appearing below are to the notes to the Company's consolidated financial statements incorporated into Item 8 of Part II of this report.

	Percentage of Total Net Revenues
	Years Ended December 31,
	2017		2016		2015
Revenues:
Professional employer service fees	$758,046	82.4%	$673,924	80.2%	$572,286	77.2%
Staffing services	162,386	17.6	166,662	19.8	$168,555	22.8
Total revenues	920,432	100.0	840,586	100.0	740,841	100.0
Cost of revenues:
Direct payroll costs	122,533	13.3	126,753	15.1	127,964	17.3
Payroll taxes and benefits	404,687	44.0	357,867	42.6	312,284	42.1
Workers’ compensation	234,681	25.5	210,430	25.0	171,137	23.1
Total cost of revenues	761,901	82.8	695,050	82.7	611,385	82.5
Gross margin	158,531	17.2	145,536	17.3	129,456	17.5
Selling, general and administrative expenses	123,138	13.4	113,342	13.5	90,177	12.2
Depreciation and amortization	5,452	0.6	3,253	0.4	2,851	0.4
Income from operations	29,941	3.2	28,941	3.4	36,428	4.9
Other income (expense), net	4,437	0.5	(3,355)	(0.4)	(1,282)	(0.2)
Income before income taxes	34,378	3.7	25,586	3.0	35,146	4.7
Provision for income taxes	9,208	1.0	6,787	0.8	9,652	1.3
Net income	$25,170	2.7%	$18,799	2.2%	$25,494	3.4%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billing amounts and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billing and wage information for the years ended December 31, 2017, 2016 and 2015.

	Year Ended
	December 31,
(in thousands)	2017	2016	2015
Gross billings	$5,300,684	$4,692,887	$4,016,150
PEO and staffing wages	4,469,845	3,951,021	3,375,976

Because safety incentives represent consideration payable to PEO customers, safety incentive costs are netted against PEO revenue in our consolidated statements of operations. Management considers safety incentives to be an integral part of our workers’ compensation program because they encourage client companies to maintain safe-work practices and minimize workplace injuries. We therefore present below for purposes of analysis non-GAAP gross workers’ compensation expense, which represents workers’ compensation costs including safety incentive costs. We believe this non-GAAP measure is useful in evaluating the total costs of our workers’ compensation program.

	Year Ended
	December 31,
(in thousands)	2017	2016	2015
Workers' compensation	$234,681	$210,430	$171,137
Safety incentive costs	32,940	28,033	27,297
Non-GAAP gross workers' compensation	$267,621	$238,463	$198,434

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	Percentage of Gross Billings
	Year Ended
	December 31,
	2017	2016	2015
PEO and staffing wages	84.3%	84.2%	84.1%
Payroll taxes and benefits	7.6%	7.6%	7.8%
Non-GAAP gross workers' compensation	5.0%	5.1%	4.9%

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

Years Ended December 31, 2017 and 2016

Net income for 2017 was $25.2 million compared to net income of $18.8 million for 2016. Diluted income per share for 2017 was $3.33 compared to diluted income per share of $2.55 for 2016.

Revenues for 2017 totaled $920.4 million, an increase of $79.8 million or 9.5% over 2016, which reflects an increase in the Company’s professional employer service fee revenue of $84.1 million or 12.5% and a decrease in staffing services revenue of $4.3 million or 2.6%. There was one less business day in 2017 compared to 2016.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during 2017 exceeded business lost from former customers. Professional employer service revenue from continuing customers grew 7.2% on a year-over-year basis, primarily resulting from increases in employee headcount and hours worked. The decrease in staffing services revenue was due primarily to a decrease in revenue from continuing customers compared to the prior year.

Gross margin for 2017 totaled $158.5 million or 17.2% of revenue compared to $145.5 million or 17.3% of revenue for 2016. The decrease in gross margin as a percentage of revenues is primarily due to increases in payroll taxes and workers’ compensation expense as a percentage of revenues, partially offset by a decrease in direct payroll costs.

Direct payroll costs for 2017 totaled $122.5 million or 13.3% of revenue compared to $126.8 million or 15.1% of revenue for 2016. The decrease in direct payroll costs percentage was primarily due to the increase in professional employer services and the decrease of staffing services within the mix of our customer base compared to 2016.

Payroll taxes and benefits for 2017 totaled $404.7 million or 44.0% of revenue compared to $357.9 million or 42.6% of revenue for 2016. The increase in payroll taxes and benefits as a percentage of revenues is due to a $3.8 million federal unemployment tax refund recognized in the third quarter of 2016, the increase in professional employer services where payroll taxes and benefits are presented at gross cost, and a decrease in staffing revenue during the period.

Workers’ compensation expense for 2017 totaled $234.7 million or 25.5% of revenue compared to $210.4 million or 25.0% of revenue for 2016. The increase in workers’ compensation expense as a percentage of revenue was primarily due to an unfavorable adjustment of $5.2 million in 2017 compared to a favorable adjustment of $300,000 in 2016 due to changes in actuarial estimates of our workers’ compensation reserves related to claims incurred in prior periods.

Selling, general and administrative (“SG&A”) expenses for 2017 totaled $123.1 million or 13.4% of revenue compared to $113.3 million or 13.5% of revenue for 2016. The decrease as a percentage of revenues was primarily attributable to a $5.0 million decrease in total legal and accounting fees, partially offset by an increase in employee related expenses.

Other income for 2017 totaled $4.4 million compared to other expense of $3.4 million for 2016. The change was attributable to a decrease in litigation costs of $3.3 million as well as an increase in investment income of $3.7 million in 2017.

Our effective income tax rate for 2017 was 26.8% compared to 26.5% for 2016. Our income tax rate typically differs from the federal statutory tax rate of 35% primarily due to federal and state tax credits. Our effective tax rate in 2017 also includes a provisional adjustment of 3.2% related to a change in the federal tax rate enacted on December 22, 2017. See “Note 9. Income Taxes” to the consolidated financial statements incorporated into Item 8 of Part II of this report for additional information regarding income taxes.

Years Ended December 31, 2016 and 2015

Net income for 2016 was $18.8 million compared to net income of $25.5 million for 2015. Diluted income per share for 2016 was $2.55 compared to diluted income per share of $3.47 for 2015.

Revenues for 2016 totaled $840.6 million, an increase of $99.7 million or 13.5% over 2015, which reflects an increase in the Company’s professional employer service fee revenue of $101.6 million or 17.8% and a decrease in staffing services revenue of $1.9 million or 1.1%.

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

Direct payroll costs for 2016 totaled $126.8 million or 15.1% of revenue compared to $128.0 million or 17.3% of revenue for 2015. The decrease in direct payroll costs as a percentage of revenues was primarily due to the increase in professional employer services and the decrease of staffing services within the mix of our customer base compared to 2015.

Payroll taxes and benefits for 2016 totaled $357.9 million or 42.6% of revenue compared to $312.3 million or 42.1% of revenue for 2015. The increase in payroll taxes and benefits as a percentage of revenues was primarily due to the effect of growth in professional employer services, where payroll taxes and benefits are presented at gross cost.

Workers’ compensation expense for 2016 totaled $210.4 million or 25.0% of revenue compared to $171.1 million or 23.1% of revenue for 2015. The increase in workers’ compensation expense as a percentage of revenues was primarily due to a decrease in our workers’ compensation reserves in 2015 of $13.7 million related to actuarial adjustments in that year.

SG&A expenses for 2016 totaled $113.3 million, or 13.5% of revenue, compared to $90.2 million or 12.2% of revenue for 2015. The increase as a percentage of revenues was primarily attributable to an increase in employee related expenses and an $11.0 million increase in total legal and accounting expenses, of which $8.5 million pertained to non-recurring legal and accounting costs associated with financial restatements, outside investigations, and legal proceedings related to securities law issues.

Other expense, net for 2016 totaled $3.4 million compared to $1.3 million for 2015. The change was primarily attributable to a $3.3 million litigation settlement recognized in the third quarter of 2016, partially offset by a decrease in interest expense and an increase in investment income.

Our effective income tax rate for 2016 was 26.5% compared to 27.5% for 2015. Our income tax rate typically differs from the federal statutory tax rate of 35% primarily due to federal and state tax credits.

Fluctuations in Quarterly Operating Results

We have historically experienced significant fluctuations in our quarterly operating results, including losses in the first quarter of each year, and expect such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers’ compensation, demand for our services, and competition. Payroll taxes, as a component of cost of revenues, generally decline throughout a calendar year as the applicable statutory wage bases for federal and state unemployment taxes and Social Security taxes are exceeded on a per employee basis. Our revenue levels may be higher in the third quarter due to the effect of increased business activity of our customers’ businesses in the agriculture, food processing and forest products-related industries. In addition, revenues in the fourth quarter may be reduced by many customers’ practice of operating on holiday-shortened schedules. Workers’ compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. In addition, adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company’s estimated workers’ compensation expense.

Liquidity and Capital Resources

The Company's cash balance of $59.8 million at December 31, 2017 increased $9.1 million compared to December 31, 2016. The increase in cash was primarily due to increased cash provided by operating activities and decreased cash used by financing activities, partially offset by an increase in purchases of restricted and unrestricted cash and investments.

Net cash provided by operating activities in 2017 amounted to $112.9 million, compared to $80.3 million for 2016. In 2017, cash flow from operating activities was primarily provided by net income of $25.2 million, increased workers’ compensation claims liabilities of $57.1 million, and increased accrued payroll, payroll taxes and related benefits of $28.5 million, partially offset by increased trade accounts receivable of $10.2 million.

Net cash used in investing activities totaled $94.8 million in 2017, compared to $33.1 million in 2016. In 2017, cash used in investing activities consisted primarily of purchases of restricted and unrestricted cash and investments of $1,084.6 million, partially offset by proceeds from sales and maturities of restricted and unrestricted cash and investments of $993.5 million.

Net cash used in financing activities in 2017 was $9.0 million compared to $21.7 million for 2016. In 2017, cash was primarily used for dividend payments of $7.3 million.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified financial instruments totaling $96.8 million and $135.0 million at December 31, 2017 and 2016, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At December 31, 2017, the Company provided surety bonds and standby letters of credit totaling $96.8 million, including a California requirement of $84.8 million. Management expects the surety bonds and letters of credit to decrease over time as a result of a declining self-insured liability in California. The Company’s self-insured status in California ended on December 31, 2014.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into a trust account (the “Chubb trust account”) to be used for the payment of future claims. The balance in the Chubb trust account was $380.6 million and $277.1 million at December 31, 2017 and December 31, 2016, respectively. The Chubb trust account balances are included as a component of the current and long-term restricted cash and investments in the Company’s consolidated balance sheets.

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement provides for a $25.0 million revolving credit line, with a $6.0 million sublimit for unsecured standby letters of credit.

Advances under the revolving credit facility bear interest as selected by the Company of either (a) a daily floating rate of one month LIBOR plus 1.75% or (b) a fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit facility, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2017 and 2016. The revolving line of credit expires on July 1, 2018.

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

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the  Agreement to be immediately due and payable. At December 31, 2017, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.4 million and $4.6 million at December 31, 2017 and 2016, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

Management expects that the funds anticipated to be generated from operations, current liquid assets, and availability under the Company’s revolving credit facility will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months.

Contractual Obligations

The Company's contractual obligations as of December 31, 2017 are summarized below:

	As of December 31, 2017
	Payments Due by Period
(in thousands)		Less than	1 - 3	4 - 5	After
	Total	1 year	years	years	5 years
Operating leases	$23,671	$6,231	$9,998	$6,241	$1,201
Long-term debt	4,392	221	441	3,730	—
Total contractual obligations	$28,063	$6,452	$10,439	$9,971	$1,201

Inflation

Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future workers' compensation claims payments.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt. As of December 31, 2017, the Company’s investments consisted principally of approximately $184.7 million in corporate bonds, $86.2 million in mortgage backed securities, $46.2 million in U.S. treasuries, $38.0 million in U.S. government agency securities, $19.0 million in commercial paper, $16.1 million in money market funds, and $0.5 million in municipal bonds. The Company’s outstanding debt totaled approximately $4.4 million at December 31, 2017. Based on the Company's overall interest exposure at December 31, 2017, a 50 basis point increase in market interest rates would have a $6.2 million effect on the fair value of the Company's investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2017.

Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is a process designed by, or under the supervision of, our CEO and our CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our ICFR based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting has also been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report included below.

Changes in Internal Control over Financial Reporting

Management previously identified a material weakness in internal controls related to its information and technology systems (“IT systems”). Specifically, the Company did not maintain effective controls over user access to IT systems and changes to programs and data. The following steps have been implemented by the Company in 2017 to remediate the material weakness:

•	Established a more rigorous review process over the evaluation of user access to IT systems, including preventative reviews during employment changes and periodic detective reviews.
•	Improved the structure and governance surrounding controls over IT systems.
•	Implemented enhanced review procedures and analysis over the segregation of duties in IT systems.
•	Improved the procedures and documentation associated with program change management, including implementing improved tools over system change logging.
•	Revised policies on the documentation of IT control performance and the retention of that documentation.
•	Replaced certain IT systems that had inherent control limitations, including the successful replacement of the staffing services revenue system.

As of December 31, 2017, management completed its assessment of the design and operating effectiveness of the internal controls over financial reporting, and based on this assessment, management concluded that the material weakness was remediated as of December 31, 2017.

Other than the activities described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Barrett Business Services, Inc.

Vancouver, Washington

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Barrett Business Services, Inc.  (the “Company”) and subsidiaries as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 6, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report over Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Portland, Oregon

March 6, 2018

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the information set forth under the captions "Item 1-Election of Directors," "Stock Ownership by Principal Stockholders and Management--Section 16(a) Beneficial Ownership Reporting Compliance," “Background and Experience of Executive Officers” and "Code of Ethics" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the captions “Director Compensation for 2017” and “Executive Compensation” in the Proxy Statement.

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

The information required by this item is incorporated by reference to the information set forth under the caption "Item 1-Election of Directors" and "Related Person Transactions" in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth under the caption "Matters Relating to Our Independent Registered Public Accounting Firms” in the Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Financial Statements, together with the report thereon of Deloitte & Touche LLP and Moss Adams LLP, are included on the pages indicated below:

No schedules are required to be filed herewith.

Exhibits

Exhibits are listed in the Exhibit Index that follows the signature page of this report.

Item 16.	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and Stockholders

Barrett Business Services, Inc.

Vancouver, Washington

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Portland, Oregon

March 6, 2018

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Barrett Business Services, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Barrett Business Services, Inc. (the “Company”) for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Barrett Business Services, Inc. referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 2015, in conformity with generally accepted accounting principles in the United States of America.

/s/ Moss Adams LLP

Portland, Oregon

May 25, 2016

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2017 and 2016

(In Thousands, Except Par Value)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$59,835	$50,768
Trade accounts receivable, net	136,664	126,484
Income taxes receivable	1,686	—
Prepaid expenses and other	5,724	3,899
Investments	674	5,675
Restricted cash and investments	103,652	48,557
Total current assets	308,235	235,383
Investments	1,199	642
Property, equipment and software, net	24,909	26,673
Restricted cash and investments	291,273	252,707
Goodwill	47,820	47,820
Other assets	3,215	9,293
Deferred income taxes	5,834	9,370
	$682,485	$581,888
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	5,166	4,944
Accrued payroll, payroll taxes and related benefits	181,639	153,110
Income taxes payable	—	3,041
Other accrued liabilities	9,024	7,674
Workers' compensation claims liabilities	97,673	81,339
Safety incentives liability	28,532	24,835
Total current liabilities	322,255	275,164
Long-term workers' compensation claims liabilities	265,844	231,198
Long-term debt	4,171	4,392
Customer deposits and other long-term liabilities	1,381	1,441
Total liabilities	593,651	512,195
Commitments and contingencies (Notes 6, 8 and 12)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,301 and 7,244 shares issued and outstanding in 2017 and 2016, respectively	73	72
Additional paid-in capital	12,311	9,638
Accumulated other comprehensive loss	(1,430)	(3)
Retained earnings	77,880	59,986
Total stockholders' equity	88,834	69,693
	$682,485	$581,888

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2017, 2016 and 2015

(In Thousands, Except Per Share Amounts)

	Year Ended
	December 31,
	2017	2016	2015
Revenues:
Professional employer service fees	$758,046	$673,924	$572,286
Staffing services	162,386	166,662	168,555
Total revenues	920,432	840,586	740,841
Cost of revenues:
Direct payroll costs	122,533	126,753	127,964
Payroll taxes and benefits	404,687	357,867	312,284
Workers' compensation	234,681	210,430	171,137
Total cost of revenues	761,901	695,050	611,385
Gross margin	158,531	145,536	129,456
Selling, general and administrative expenses	123,138	113,342	90,177
Depreciation and amortization	5,452	3,253	2,851
Income from operations	29,941	28,941	36,428
Other income (expense):
Investment income, net	4,668	956	771
Interest expense	(313)	(807)	(1,965)
Loss on litigation	—	(3,544)	—
Other, net	82	40	(88)
Other income (expense), net	4,437	(3,355)	(1,282)
Income before income taxes	34,378	25,586	35,146
Provision for income taxes	9,208	6,787	9,652
Net income	$25,170	$18,799	$25,494
Basic income per common share	$3.46	$2.60	$3.55
Weighted average number of basic common shares outstanding	7,275	7,226	7,173
Diluted income per common share	$3.33	$2.55	$3.47
Weighted average number of diluted common shares outstanding	7,551	7,378	7,353
Cash dividends per common share	$1.00	$0.88	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2017, 2016 and 2015

(In Thousands)

	Year Ended
	December 31,
	2017	2016	2015
Net income	$25,170	$18,799	$25,494
Unrealized (losses) gains on investments, net of tax of ($505), $19, and ($8) in 2017, 2016, and 2015, respectively	(1,427)	28	(8)
Comprehensive income	$23,743	$18,827	$25,486

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2017, 2016 and 2015

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2014	7,126	$71	$4,410	$(23)	$28,362	$32,820
Common stock issued on exercise of options and vesting of restricted stock units	89	1	701	—	—	702
Common stock repurchased on vesting of restricted stock units	(12)	—	(465)	—	—	(465)
Share-based compensation expense	—	—	2,386	—	—	2,386
Excess tax benefits from share-based compensation	—	—	(68)	—	—	(68)
Cash dividends on common stock	—	—	—	—	(6,310)	(6,310)
Unrealized loss on investments, net of tax	—	—	—	(8)	—	(8)
Net Income	—	—	—	—	25,494	25,494
Balance, December 31, 2015	7,203	$72	$6,964	$(31)	$47,546	$54,551
Common stock issued on exercise of options and vesting of restricted stock units	52	—	72	—	—	72
Common stock repurchased on vesting of restricted stock units	(11)	—	(433)	—	—	(433)
Share-based compensation expense	—	—	2,782	—	—	2,782
Excess tax benefits from share-based compensation	—	—	253	—	—	253
Cash dividends on common stock	—	—	—	—	(6,359)	(6,359)
Unrealized gain on investments, net of tax	—	—	—	28	—	28
Net Income	—	—	—	—	18,799	18,799
Balance, December 31, 2016	7,244	$72	$9,638	$(3)	$59,986	$69,693
Common stock issued on exercise of options and vesting of restricted stock units	86	1	162	—	—	163
Common stock repurchased on vesting of restricted stock units	(29)	—	(1,673)	—	—	(1,673)
Share-based compensation expense	—	—	4,184	—	—	4,184
Cash dividends on common stock	—	—	—	—	(7,276)	(7,276)
Unrealized loss on investments, net of tax	—	—	—	(1,427)	—	(1,427)
Net Income	—	—	—	—	25,170	25,170
Balance, December 31, 2017	7,301	$73	$12,311	$(1,430)	$77,880	$88,834

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

(In Thousands)

	Year Ended
	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$25,170	$18,799	$25,494
Reconciliations of net income to net cash from operating activities:
Depreciation and amortization	5,452	3,253	2,851
Gains recognized on investments	(51)	(3)	(2)
Losses recognized on sale of property	—	31	—
Deferred income taxes	4,039	(1,704)	2,728
Share-based compensation	4,184	2,782	2,386
Excess tax from share-based compensation	—	(253)	68
Changes in certain operating assets and liabilities:
Trade accounts receivable	(10,180)	(35,955)	12,097
Income taxes receivable	(1,686)	1,038	10,521
Prepaid expenses and other	(1,825)	(726)	640
Accounts payable	222	1,727	498
Accrued payroll, payroll taxes and related benefits	28,529	31,767	5,506
Other accrued liabilities	1,350	1,508	(64)
Income taxes payable	(3,041)	3,294	506
Workers' compensation claims liabilities	57,140	51,235	30,397
Safety incentives liability	3,697	3,582	7,021
Customer deposits, long-term liabilities and other assets, net	(141)	(68)	(16)
Net cash provided by operating activities	112,859	80,307	100,631
Cash flows from investing activities:
Purchase of property and equipment	(3,687)	(7,106)	(2,996)
Proceeds from sale of property	—	1,459	—
Purchase of investments	(6,283)	(264)	(8,214)
Proceeds from sales and maturities of investments	10,718	4,796	52,996
Purchase of restricted cash and investments	(1,078,309)	(185,845)	(336,083)
Proceeds from sales and maturities of restricted cash and investments	982,776	153,890	238,701
Net cash used in investing activities	(94,785)	(33,070)	(55,596)
Cash flows from financing activities:
Proceeds from credit-line borrowings	24,899	14,868	46,106
Payments on credit-line borrowings	(24,899)	(14,868)	(46,106)
Payments on long-term debt	(221)	(15,220)	(25,220)
Common stock repurchased on vesting of restricted stock units	(1,673)	(433)	(465)
Dividends paid	(7,276)	(6,359)	(6,310)
Proceeds from exercise of stock options	163	72	702
Excess tax benefits from share-based compensation	—	253	(68)
Net cash used in financing activities	(9,007)	(21,687)	(31,361)
Net increase in cash and cash equivalents	9,067	25,550	13,674
Cash and cash equivalents, beginning of period	50,768	25,218	11,544
Cash and cash equivalents, end of period	$59,835	$50,768	$25,218

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Operations and Significant Accounting Policies

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

We believe this platform, delivered through our decentralized organizational structure, differentiates BBSI from our competitors. The Company operates through a network of 58 branch offices throughout California, Oregon, Utah, Washington, Idaho, Arizona, Colorado, Maryland, North Carolina, Delaware, Nevada, Pennsylvania and Virginia. Approximately 79%, 78% and 78%, respectively, of our revenue during 2017, 2016, and 2015 was attributable to our California operations. BBSI was incorporated in Maryland in 1965.

The Company operates a wholly owned captive insurance company, Associated Insurance Company for Excess ("AICE"). AICE is a fully licensed captive insurance company holding a certificate of authority from the Arizona Department of Insurance. The purpose of AICE is twofold: (1) to provide access to more competitive and cost effective insurance markets and (2) to provide additional flexibility in cost effective risk management. AICE provides the Company with reinsurance coverage up to $5.0 million per occurrence, except in Maryland and Colorado, where our retention per occurrence is $1.0 million and $2.0 million, respectively. The Company maintains excess workers’ compensation insurance coverage with Chubb Limited (“Chubb”) between $5.0 million and statutory limits per occurrence, except in Maryland, where coverage with Chubb is between $1.0 million and statutory limits per occurrence, and in Colorado, where the coverage with Chubb is between $2.0 million and statutory limits per occurrence.

The Company also operates a fully licensed, wholly owned insurance company, Ecole Insurance Company (“Ecole”). Ecole is a fully licensed insurance company holding a certificate of authority from the Arizona Department of Insurance. Ecole provides workers’ compensation coverage to the Company’s employees working in Arizona, Utah and Nevada.

Principles of consolidation

The accompanying financial statements are prepared on a consolidated basis. All intercompany account balances and transactions between BBSI, AICE, and Ecole have been eliminated in consolidation.

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

We report PEO revenues net of direct payroll costs because we are not the primary obligor for these payments to our clients’ employees. Direct payroll costs include salaries, wages, health insurance, and employee out-of-pocket expenses incurred incidental to employment. Safety incentives represent consideration payable to PEO customers, and therefore safety incentive costs are also netted against PEO revenue. Safety incentives are paid to certain client companies for maintaining safe-work practices and minimizing workplace injuries. The safety incentive is based on a percentage of annual payroll and is paid annually to clients who meet predetermined workers' compensation claims cost objectives.

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes and workers' compensation costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, employee benefits, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer's portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers' compensation costs consist primarily of claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, risk manager payroll, premiums for excess insurance, and the fronted insurance program, and costs associated with operating our two wholly owned insurance companies, AICE and Ecole.

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

Investments

The Company classifies investments as trading or available-for-sale. We had no trading securities at December 31, 2017 and 2016. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders' equity. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of investments are included in investment income in our consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the consolidated statements of operations.

Restricted cash and investments

The Company holds restricted cash and investments primarily for the future payment of workers’ compensation claims. Restricted investments have been categorized as available-for-sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Management considers available evidence in evaluating potential impairment of restricted investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of restricted investments are included in investment income in our consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the consolidated statements of operations.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $265,000 and $78,000 at December 31, 2017 and 2016, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers' payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

Our allowance for doubtful accounts activity is summarized as follows (in thousands):

	2017	2016	2015
Balance at January 1,
Allowance for doubtful accounts	$78	$268	$291
Charges to expense	192	(115)	116
Write-offs of uncollectible accounts, net of recoveries	(5)	(75)	(139)
Balance at December 31,
Allowance for doubtful accounts	$265	$78	$268

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

Workers’ compensation claims liabilities

Our workers’ compensation claims liabilities do not represent an exact calculation of liability but rather management’s best estimate, utilizing actuarial expertise and projection techniques, at a given reporting date. The estimated liability for open workers’ compensation claims is based on an evaluation of information provided by our third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse loss development with respect to reported claims and incurred but not reported claims (together, “IBNR”). At December 31, 2017 and December 31, 2016, workers' compensation claims liabilities included case reserve estimates for reported losses, plus additional amounts for estimated IBNR claims, MCC and legal costs, and unallocated loss adjustment expenses. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

The process of arriving at an estimate of unpaid claims and claims adjustment expense involves a high degree of judgment and is affected by both internal and external events, including changes in claims handling practices, changes in reserve estimation procedures, inflation, trends in the litigation and settlement of pending claims, and legislative changes.

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

Safety incentives liability

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers' compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third party administrator. The Company provided $28.5 million and $24.8 million at December 31, 2017 and 2016, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid during 2017, 2016, and 2015 did not materially differ from interest expense. Income taxes paid (received) by the Company totaled $9.9 million, $4.2 million and $($4.1) million in 2017, 2016, and 2015, respectively.

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

	Year Ended
	December 31,
	2017	2016	2015
Weighted average number of basic shares outstanding	7,275	7,226	7,173
Effect of dilutive securities	276	152	180
Weighted average number of diluted shares outstanding	7,551	7,378	7,353

Reclassifications

Due to the adoption of Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows or stockholders’ equity.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The core principle of the update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The update also requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” The update defers the effective date of ASU 2014-09 by one year, requiring public business entities to apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

In March, April and May 2016, the FASB issued the following ASUs: ASU No. 2016-08, “Principal versus Agent Considerations - Reporting Revenue Gross versus Net;” ASU No. 2016-10, “Identifying Performance Obligations and Licensing”; and ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients.” The amendments in these updates do not change the core principles of the guidance in ASU 2014-09. The effective date and transition requirements for these updates are the same as the effective date and transition requirements in ASU 2015-14. We have adopted ASU 2014-09 and all related ASUs effective January 1, 2018 using the modified retrospective method. We have determined that there are no material changes to our revenue recognition policies or to our consolidated financial statements as a result of adopting the standard.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” The amendments in this update simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent on the consolidated balance sheets. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those years. The Company adopted this standard in the first interim period for the year ending December 31, 2017. The adoption of this standard resulted in a current to noncurrent adjustment to the Company’s current deferred tax asset balance of $25.2 million at December 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The Company is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation.” The amendments in this update simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The Company adopted this standard in the first interim period for the year ending December 31, 2017, resulting in an immaterial amount of excess tax benefit being recognized in income tax benefit on the consolidated statement of operations, which was classified along with other income tax cash flows as an operating activity on the statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company is adopting this standard in the first interim period for the year ending December 31, 2018. The Company’s balance of restricted cash, which is within restricted cash and investments under current and non-current assets on the consolidated balance sheets, was $70.6 million for the period ended December 31, 2017.

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt.” The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. As of December 31, 2017, the amendments in this update would not have a material impact on the Company.

Note 2 - Concentration of Credit Risk

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

At December 31, 2017, we had concentrations of credit risk as follows:

•	$184.7 million, at fair value, in corporate bonds.
•	$86.2 million, at fair value, in mortgage backed securities.
•	$46.2 million, at fair value, in U.S. treasuries.
•	$38.0 million, at fair value, in U.S. government agency securities.
•	$19.0 million, at fair value, in commercial paper.
•	$16.1 million, at fair value, in money market funds.

Note 3 - Fair Value Measurement

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

In determining the fair value of our financial assets, the Company predominately uses the market approach. In determining the fair value of all its corporate bonds, mortgage backed securities, U.S. treasuries, U.S. government agency securities, commercial paper, money market funds, municipal bonds, and asset backed securities, the Company utilizes non-binding quotes provided by our investment brokers.

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

The following table summarizes the Company’s investments at December 31, 2017 and 2016 measured at fair value on a recurring basis (in thousands):

	December 31, 2017			December 31, 2016
					Gross
		Gross			Unrealized
		Unrealized	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$121	$—	$121	$1,943	$—	$1,943
U.S. treasuries	100	—	100	—	—	—
Total cash equivalents	221	—	221	1,943	—	1,943
Investments:
Corporate bonds	400	—	400	225	(1)	224
U.S. treasuries	199	—	199	—	—	—
U.S. government agency securities	65	—	65	—	—	—
Municipal bonds	10	—	10	713	1	714
Certificates of deposit	—	—	—	4,737	—	4,737
Total current investments	674	—	674	5,675	—	5,675
Long term:
Investments:
Mortgage backed securities	577	(5)	572	—	—	—
Corporate bonds	419	(2)	417	567	(1)	566
U.S. treasuries	202	(2)	200	—	—	—
Asset backed securities	10	—	10	—	—	—
Municipal bonds	—	—	—	76	—	76
Total long term investments	1,208	(9)	1,199	643	(1)	642
Restricted cash and investments (1):
Corporate bonds	184,808	(953)	183,855	2,886	2	2,888
Mortgage backed securities	86,240	(595)	85,645	—	—	—
U.S. treasuries	45,833	(143)	45,690	834	—	834
U.S. government agency securities	38,168	(222)	37,946	—	—	—
Commercial paper	18,973	—	18,973	—	—	—
Money market funds	16,018	—	16,018	284,593	—	284,593
Municipal bonds	472	(14)	458	2,069	(6)	2,063
Certificates of deposit	—	—	—	6,047	—	6,047
Total restricted cash and investments	390,512	(1,927)	388,585	296,429	(4)	296,425
Total investments	$392,615	$(1,936)	$390,679	$304,690	$(5)	$304,685

(1) Included in restricted cash and investments within the consolidated balance sheet as of December 31, 2017 is restricted cash and long term workers' compensation deposits of $6.3 million, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company's financial assets measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	December 31, 2017					December 31, 2016
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$121	$—	$—	$—	$121	$1,943	$—	$—	$—	$1,943
U.S. treasuries	100	—	100	—		—	—	—	—	—
Investments:
Corporate bonds	817	—	817	—	—	790	—	790	—	—
Mortgage backed securities	572	—	572	—	—	—	—	—	—	—
U.S. treasuries	399	—	399	—	—	—	—	—	—	—
U.S. government agency securities	65	—	65	—	—	—	—	—	—	—
Municipal bonds	10	—	10	—	—	790	—	790	—	—
Asset backed securities	10	—	10	—	—	—	—		—	—
Certificates of deposit	—	—	—	—	—	4,737	—	4,737	—	—
Restricted cash and investments:
Corporate bonds	183,855	—	183,855	—	—	2,888	—	2,888	—	—
Mortgage backed securities	85,645	—	85,645	—	—	—	—	—	—	—
U.S. treasuries	45,690	—	45,690	—	—	834	—	834	—	—
U.S. government agency securities	37,946	—	37,946	—	—	—	—	—	—	—
Commercial paper	18,973	—	18,973	—	—	—	—	—	—	—
Money market funds	16,018	—	—	—	16,018	284,593	—	—	—	284,593
Municipal bonds	458	—	458	—	—	2,063	—	2,063	—	—
Certificates of deposit	—	—	—	—	—	6,047	—	6,047	—	—
Total investments	$390,679	$—	$374,540	$—	$16,139	$304,685	$—	$18,149	$—	$286,536

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

Note 4 - Property, Equipment and Software

Property, equipment and software consist of the following (in thousands):

	December 31,
	2017	2016
Buildings	$15,431	$15,250
Office furniture and fixtures	10,303	8,693
Computer hardware and software	15,056	15,719
Aircraft and other	1,129	4,856
	41,919	44,518
Less accumulated depreciation and amortization	(18,500)	(19,335)
	23,419	25,183
Land	1,490	1,490
	$24,909	$26,673

Note 5 - Workers' Compensation Claims

The following table summarizes the aggregate workers' compensation reserve activity (in thousands):

	Years Ended December 31,
	2017	2016	2015
Beginning balance
Workers' compensation claims liabilities	$312,537	$255,675	$225,278
Add: claims expense accrual
Current period	154,091	137,852	122,740
Prior periods	5,159	(301)	(13,683)
	159,250	137,551	109,057
Less: claim payments related to
Current period	19,537	20,180	17,517
Prior periods	82,573	69,626	61,143
	102,110	89,806	78,660
Add: change in claims incurred in excess of retention limits	(6,160)	9,117	—
Ending balance
Workers' compensation claims liabilities	$363,517	$312,537	$255,675
Incurred but not reported (IBNR)	$202,227	$158,169	$127,792

Ratio of IBNR to workers' compensation claims liabilities	56%	51%	50%

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

Effective January 1, 2015, the Company stopped maintaining a certificate to self-insure in the state of California, and it now obtains policies from Chubb Limited (“Chubb”) for all California-based clients along with clients in Delaware, Virginia, Pennsylvania, North Carolina, New Jersey, West Virginia, Idaho and the District of Columbia. The arrangement with Chubb, known as a fronted program, provides BBSI a licensed, admitted insurance carrier to issue policies on behalf of BBSI. The risk of loss up to the first $5.0 million per occurrence is retained by BBSI through a reinsurance agreement. Chubb assumes credit risk should BBSI be unable to satisfy its indemnification obligations.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into a trust account (“the Chubb trust account”) to be used for the payment of future claims. The balance in the Chubb trust account was $380.6 million and $277.1 million at December 31, 2017 and December 31, 2016, respectively. The Chubb trust account balances are included as a component of the current and long-term restricted cash and investments in the Company’s consolidated balance sheets.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified investment balances or other financial instruments totaling $96.8 million and $135.0 million at December 31, 2017 and 2016, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At December 31, 2017, the Company provided surety bonds and standby letters of credit totaling $96.8 million, including a California requirement of $84.8 million.

The Company provided a total of $363.5 million and $312.5 million at December 31, 2017 and 2016, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $3.0 million and $9.1 million at December 31, 2017 and 2016, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from excess insurance carriers of $3.0 million and $9.1 million at December 31, 2017 and 2016, respectively, included in other assets on the consolidated balance sheets.

Note 6 - Revolving Credit Facility and Long-Term Debt

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”).

The Agreement provided for a $25.0 million revolving credit line, with a $6.0 million sublimit for standby letters of credit, at December 31, 2017. Of the $6.0 million sublimit for standby letters of credit, $5.9 million was used at December 31, 2017. Advances under the revolving credit facility bear interest, as selected by the Company, of either (a) a daily floating rate of one month LIBOR plus 1.75% or (b) a fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit facility, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2017 and 2016. The line of credit expires on July 1, 2018.

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

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At December 31, 2017, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.4 million and $4.6 million at December 31, 2017 and 2016, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires monthly principal payments of $18,375 plus interest at a rate of one month LIBOR plus 2.00%, with the unpaid principal balance due July 1, 2022.

Note 7 - 401(k) Savings Plan

We have a 401(k) Retirement Savings Plan for the benefit of our eligible employees. All staffing and management employees 21 years of age or older become eligible to participate in the savings plan upon completion of 1,000 hours of service in a consecutive 12-month period following the initial date of employment. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. The determination of discretionary Company contributions to the plan, if any, is at the sole discretion of our Board of Directors. No discretionary Company contributions were made to the plan for the years ended December 31, 2017, 2016 and 2015.

We make matching contributions to the 401(k) plan under a safe harbor provision, whereby the Company matches 100% of contributions by management and staffing employees up to 3% of each participating employee's annual cash compensation and 50% of the employee's contributions up to an additional 2% of annual cash compensation. Participants' interests in Company safe harbor contributions to the plan are fully vested when payments are made.

Note 8 - Commitments

Our operating lease agreements require minimum annual payments as follows (in thousands):

Year Ending
December 31,
2018	$6,231
2019	5,483
2020	4,515
2021	3,864
2022	2,377
Thereafter	1,201
$23,671

Rent expense was approximately $4.9 million, $4.5 million, and $4.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 9 - Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act, which has provisions that will affect 2017 and 2018, lowers the U.S. statutory corporate tax rate from 35% to 21%; eliminates the corporate alternative minimum tax (“AMT”) and changes how existing AMT credits can be realized; creates a new limitation on deductible interest expense; and changes the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. We have made reasonable estimates of the impact of the Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded provisional tax expense for the impact of the Tax Act of approximately $1.1 million, which is primarily due to the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. Due to the complexity and timing of the Tax Act, we may make adjustments to the provisional amounts as we complete our analysis of the Tax Act and interpret additional guidance as it becomes available.

The provision (benefit) for income taxes from operations is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$5,080	$6,442	$5,833
State	89	2,030	921
	5,169	8,472	6,754
Deferred:
Federal	6,310	85	1,854
State	(2,271)	(1,770)	1,044
	4,039	(1,685)	2,898
Total provision	$9,208	$6,787	$9,652

Deferred income tax assets and liabilities consist of the following components (in thousands):

	December 31,
	2017	2016
Deferred income tax assets:
Workers' compensation claims liabilities	$8,124	$11,477
MCC accrual	3,390	4,561
Safety incentives payable	—	7,779
Deferred compensation	1,040	—
Equity based compensation	811	991
Tax effect of unrealized losses, net	523	(17)
Alternative minimum tax credit carryforward	1,815	1,648
State credit carryforward	988	868
State loss carryforward	2,715	—
Other	354	796
	19,760	28,103
Less valuation allowance	264	216
	19,496	27,887
Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(3,220)	(5,319)
Tax amortization of goodwill	(9,558)	(13,191)
Other	(884)	(7)
	(13,662)	(18,517)
Net deferred income tax assets	$5,834	$9,370

The effective tax rate for operations differed from the U.S. statutory federal tax rate due to the following:

	Year Ended December 31,
	2017	2016	2015
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(4.0)	1.1	4.3
Valuation allowance on capital loss carryforward and state tax credit carryforward	—	—	(2.1)
Adjustment for final positions on filed returns	(1.1)	0.2	(3.5)
Nondeductible expenses and other, net	1.5	1.8	6.1
Federal tax-exempt interest income	—	—	(0.1)
Federal and state tax credits	(7.7)	(11.6)	(14.3)
Change in federal tax rate	3.2	—	—
Other, net	(0.1)	—	2.1
	26.8%	26.5%	27.5%

The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended at both December 31, 2017 and December 31, 2016.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014. In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for years before 2011. As of December 31, 2017, 2016 and 2015, the Company had no unrecognized tax benefits.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective rate could fluctuate from expectations.

At December 31, 2017, the Company did not have a federal general business tax credit carry forward. The Company had an alternative minimum tax credit carry forward of approximately $1.8 million which will not expire until utilized or refunded.

At December 31, 2017, the Company had state net operating loss carry forwards of approximately $39.7 million, which begin to expire in tax years ending on or after December 31, 2025, unless utilized.

Note 10 - Stock Incentive Plans

The Company's 2015 Stock Incentive Plan (the "2015 Plan"), which provides for share-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by stockholders on May 27, 2015.  The number of shares of common stock reserved for issuance under the 2015 Plan is 1,000,000, of which the maximum number of shares for which incentive stock options may be granted is 900,000.  The 2015 Plan replaced the Company’s 2009 Stock Incentive Plan (the “2009 Plan”), and no new share-based awards may be granted under the 2009 Plan. The number of shares available for grant at December 31, 2017 is 693,686. Outstanding option awards under all the plans generally expire ten years after the date of grant.

Share-based compensation expense included in selling, general and administrative expenses during the years ended December 31, 2017, 2016 and 2015, was $4.2 million, $2.8 million and $2.4 million, respectively. Related income tax benefits for the years ended December 31, 2017, 2016 and 2015, were $1.5 million, $1.1 million and $948,000, respectively.

Stock Options

Stock options are generally exercisable in four equal annual installments beginning one year following the date of grant.

A summary of the status of the Company’s stock options at December 31, 2017, together with changes during the periods then ended, is presented below:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise	contractual	value
	of options	price	term (years)	(in thousands)
Outstanding at December 31, 2016	303,200	$17.89	—	—
Options exercised	(10,800)	15.08	—	—
Outstanding at December 31, 2017	292,400	17.99	3.57	13,596
Exercisable at December 31, 2017	228,650	16.46	3.15	$10,982

No stock options were granted during 2017. The weighted average fair value of stock options granted for the years ended December 31, 2016 and 2015 was $17.10 and $10.76, respectively. There were no stock options granted with an exercise price below market price during 2016 and 2015.

The intrinsic value of stock options exercised for the years ended December 31, 2017, 2016 and 2015 was $479,000, $113,000 and $1.1 million, respectively. The fair value of stock options vested for the years ended December 31, 2017, 2016 and 2015 was $328,000, $319,000 and $383,000, respectively. As of December 31, 2017, unrecognized compensation expense related to stock options was $414,000 with a weighted average remaining amortization period of 1.5 years.

Restricted Stock Units

Restricted stock units vest in four equal annual installments beginning one year following the date of grant.

The following table presents restricted stock unit activity:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested at December 31, 2016	228,875	$42.48
Granted	81,792	57.29
Vested	(46,894)	43.66
Cancelled/Forfeited	(29,390)	43.71
Nonvested at December 31, 2017	234,383	$47.26

The total fair value of restricted stock units vested during the years ended December 31, 2017, 2016 and 2015 was $3.3 million, $1.9 million and $1.7 million, respectively. As of December 31, 2017, unrecognized compensation expense related to restricted stock units was $9.1 million with a weighted average remaining amortization period of 2.8 years.

Note 11 - Stock Repurchase Program

The Company maintains a stock repurchase program approved by the Board of Directors, which authorizes the repurchase of shares from time to time in open market purchases. The repurchase program currently allows for the repurchase of approximately 1.1 million additional shares as of December 31, 2017. No share repurchases were made under the repurchase program during 2017 and 2016.

Note 12 - Litigation

BBSI received a subpoena from the San Francisco office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) in April 2016 in connection with the SEC’s inquiry into reported errors in our financial statements. The Company previously received a subpoena from the SEC in May 2015 in connection with the SEC’s investigation of the Company’s accounting policies with regard to its workers’ compensation reserves. Although the investigation continues, the Company has engaged in discussions with the Division of Enforcement staff concerning the potential resolution of any enforcement action that the Division may recommend. BBSI was also advised by the United States Department of Justice in June 2016 that it had commenced an investigation. The Company continues to cooperate with the investigations.

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

BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. Management does not expect the amount of ultimate liability with respect to other currently pending or threatened actions to materially affect BBSI’s consolidated financial position or results of operations.

Note 13 - Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2017
Revenues	$209,997	$225,574	$240,135	$244,726
Cost of revenues	199,547	181,360	185,218	195,776
Gross margin	10,450	44,214	54,917	48,950
Net (loss) income	(11,227)	11,126	14,785	10,486
Basic (loss) income per common share	(1.55)	1.53	2.03	1.44
Diluted (loss) income per common share	(1.55)	1.47	1.96	1.38

Year ended December 31, 2016
Revenues	$190,968	$203,417	$225,103	$221,098
Cost of revenues	180,581	161,164	175,544	177,761
Gross margin	10,387	42,253	49,559	43,337
Net (loss) income	(8,003)	8,522	10,233	8,047
Basic (loss) income per common share	(1.11)	1.18	1.41	1.11
Diluted (loss) income per common share	(1.11)	1.16	1.38	1.08

Note 14 - Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through our filing date and noted no events that are subject to recognition or disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: March 6, 2018	By:	/s/ Gary E. Kramer
Gary E. Kramer Vice President-Finance, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 6th day of March, 2018.

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
4.1

Standby Letter of Credit Agreement dated as of September 18, 2012 between the Registrant and Wells Fargo.  Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “2012 Third Quarter 10-Q”).

4.2

Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association, dated as of June 30, 2017. Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017 (the "2017 Second Quarter 10-Q").

4.3

Security Agreement: Specific Rights to Payment dated as of June 14, 2013, between the Registrant and Wells Fargo.  Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

4.4

Second Amended and Restated Third Party Security Agreement: Specific Rights to Payment dated as of December 29, 2014, between Associated Insurance Company for Excess (“AICE”) and Wells Fargo.  Incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10‑K for the year ended December 31, 2014.

4.5

First Amendment to Second Amended and Restated Third Party Security Agreement: Specific Rights to Payment dated as of August 27, 2015, between AICE and Wells Fargo. Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “2016 First Quarter 10-Q”).

4.6

Second Amendment to Second Amended and Restated Third Party Security Agreement: Specific Rights to Payment dated as of December 30, 2015, between AICE and Wells Fargo. Incorporated by reference to Exhibit 4.4 to the 2016 First Quarter 10-Q.

4.7

Third Amendment to Second Amended and Restated Third Party Security Agreement: Specific Rights to Payment dated as of April 15, 2016, between AICE and Wells Fargo. Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

4.8

Revolving Line of Credit Note dated December 28, 2016, of the Registrant. Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”).

4.9	Amended and Restated Term Note 1 dated June 30, 2017, of the Registrant. Incorporated by reference to Exhibit 4.2 to the 2017 Second Quarter 10-Q.

The Registrant has incurred additional long-term indebtedness as to which the amount involved is less than 10 percent of the Registrant's total assets.  The Registrant agrees to furnish copies of the instruments relating to such indebtedness to the Commission upon request.

10.1	Second Amended and Restated 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*
10.2	2003 Stock Incentive Plan of the Registrant (the "2003 Plan"). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.*
10.3	2009 Stock Incentive Plan of the Registrant (the “2009 Plan”). Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10.4	2015 Stock Incentive Plan of the Registrant (the "2015 Plan"). Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8‑K filed on June 2, 2015.*
10.5

Form of Performance Share Award Agreement for Executive Officers for awards granted beginning in 2017 under the Registrant's 2015 Stock Incentive Plan (the "2015 Plan"). Incorporated by reference to Exhibit 10.2 to the 2017 Second Quarter 10-Q.*

10.6

Form of Performance Share Award Agreement for Executive Officers for awards granted under the 2015 Plan in 2016. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (the “2016 Third Quarter 10-Q”).*

10.7	Amendment to each outstanding Performance Share Award Agreement for Executive Officers effective August 7, 2017. Incorporated by reference to Exhibit 10.6 to the 2017 Second Quarter 10-Q.*
10.8	Form of Nonqualified Stock Option Agreement under the 2003 Plan. Incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10‑K for the year ended December 31, 2003.*
10.9

Form of Employee Nonqualified Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan.  Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).*

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

10.12	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2010 First Quarter 10-Q.*
10.13

Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “2011 First Quarter 10-Q”).*

10.14	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2011 First Quarter 10-Q.*
10.15	Nonqualified Stock Option Award Agreement between the Registrant and Thomas J. Carley dated July 1, 2016. Incorporated by reference to Exhibit 10.5 to the 2016 Third Quarter 10-Q.*
10.16	Form of Incentive Stock Option Award Agreement relating to January 2009 option grants under the 2003 Plan. Incorporated by reference to Exhibit 10.16 to the 2008 10-K.*
10.17	Form of Incentive Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the 2010 First Quarter 10-Q.*
10.18	Form of Incentive Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the 2011 First Quarter 10-Q.*
10.19

Form of Incentive Stock Option Award Agreement relating to February 2, 2015, grants under the 2009 Plan.  Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”).*

10.20	Form of Employee Restricted Stock Units Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the 2012 Third Quarter 10-Q.*
10.21

Form of Employee Restricted Stock Units Award Agreement for Executive Officers under the 2015 Plan.  Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015 (the "2015 Second Quarter 10-Q").*

10.22

Form of Employee Restricted Stock Units Award Agreement for Executive Officers for awards granted during 2016 under the 2015 Plan. Incorporated by reference to Exhibit 10.2 to the 2016 Third Quarter 10-Q.*

10.23

Form of Employee Restricted Stock Units Award Agreement for Executive Officers for awards granted beginning in 2017 under the 2015 Plan. Incorporated by reference to Exhibit 10.3 to the 2017 Second Quarter 10-Q.*

10.24

Amendment to each outstanding Employee Restricted Stock Units, Award Agreement for Executive Officers effective August 7, 2017. Incorporated by reference to Exhibit 10.5 to the 2017 Second Quarter 10-Q.*

10.25	Form of Non-Employee Director Restricted Stock Units Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the 2012 Third Quarter 10-Q.*
10.26	Form of Non-Employee Director Restricted Stock Units Award Agreement under the 2015 Plan. Incorporated by reference to Exhibit 10.2 to the 2015 Second Quarter 10‑Q.*
10.27	Form of Non-Employee Director Restricted Stock Units Award Agreement for awards granted during 2016 under the 2015 Plan. Incorporated by reference to Exhibit 10.3 to the 2016 Third Quarter 10-Q.*
10.28	Form of Non-Employee Director Restricted Stock Units Award Agreement for awards granted in 2017 under the 2015 Plan. Incorporated by reference to Exhibit 10.4 to the 2017 Second Quarter 10-Q.*
10.29	Summary of compensatory arrangements for non-employee directors of the Registrant effective July 1, 2017. Incorporated by reference to Exhibit 10.7 to the 2017 Second Quarter 10-Q.*
10.30

Employment Agreement between the Registrant and Michael L. Elich, dated September 25, 2001.  Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-2 (Registration No. 333-126496) filed July 11, 2005.*

10.31	Change in Control Employment Agreement between the Registrant and Michael L. Elich, dated April 12, 2011. Incorporated by reference to Exhibit 10.4 to the 2011 First Quarter 10-Q.*
10.32	Change in Control Employment Agreement between the Registrant and Gregory R. Vaughn, dated April 12, 2011. Incorporated by reference to Exhibit 10.5 to the 2011 First Quarter 10-Q.*
10.33	Change in Control Employment Agreement between the Registrant and Gerald R. Blotz, dated June 16, 2015. Incorporated by reference to Exhibit 10.3 to the 2015 Second Quarter 10‑Q.*
10.34	Change in Control Employment Agreement between the Registrant and Gary E. Kramer, dated August 19, 2016. Incorporated by reference to Exhibit 10.1 to the 2016 Third Quarter 10-Q.*
10.35	Change in Control Employment Agreement between the Registrant and Heather E. Gould, dated May 31, 2017. Incorporated by reference to Exhibit 10.1 to the 2017 Second Quarter 10-Q.*
10.36	Form of Indemnification Agreement with each outside director of Barrett Business Services, Inc. Incorporated by reference to Exhibit 10.35 to the 2016 10-K.*
10.37

Form of Indemnification Agreement between the Registrant and each of Michael Elich, James Miller and Gregory Vaughn effective in September 2015.  Incorporated by reference to Exhibit 10.30 to the 2015 10-K.*

10.38	Indemnification Agreement between the Registrant and Michael Elich dated as of November 19, 2015. Incorporated by reference to Exhibit 10.31 to the 2015 10-K.*
10.39	Indemnification Agreement between the Registrant and James D. Miller dated as of November 19, 2015. Incorporated by reference to Exhibit 10.32 to the 2015 10-K.*
10.40

Death Benefit Agreement entered into by the Registrant and Michael L. Elich effective January 1, 2014.  Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).*

10.41	Death Benefit Agreement entered into by the Registrant and Gregory R. Vaughn effective January 1, 2014. Incorporated by reference to Exhibit 10.28 to the 2013 10-K.*
10.42	Death Benefit Agreement entered into by the Registrant and Gerald L. Blotz effective July 17, 2015. Incorporated by reference to Exhibit 10.27 to the 2015 10-K.*
10.43

Death Benefit Agreement entered into by the Registrant and Gary E. Kramer effective March 15, 2017. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.44	Death Benefit Agreement entered into by the Registrant and Heather Gould effective October 30, 2017.*
10.45	Barrett Business Services, Inc. Annual Cash Incentive Award Plan, Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.*
10.46	Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan adopted effective July 1, 2017. Incorporated by reference to Exhibit 10.8 to the 2017 Second Quarter 10-Q.*
21.	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.	Certification pursuant to 18 U.S.C. Section 1350.
99.1	Description of the Registrant's capital stock. Incorporated by reference to Exhibit 99.1 to the 2015 Second Quarter 10‑Q.
101.	INS XBRL Instance Document
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