Form 10-Q
period 2018-03-31
BARRETT BUSINESS SERVICES INC
filed 2018-05-08
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 1, 2018, 7,308,798 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$24,000	$59,835
Trade accounts receivable, net	147,058	136,664
Income taxes receivable	4,747	1,686
Prepaid expenses and other	9,002	5,724
Investments	472	674
Restricted cash and investments	104,939	103,652
Total current assets	290,218	308,235
Investments	1,607	1,199
Property, equipment and software, net	25,068	24,909
Restricted cash and investments	302,697	291,273
Goodwill	47,820	47,820
Other assets	15,322	3,215
Deferred income taxes	7,389	5,834
	$690,121	$682,485
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	3,884	5,166
Accrued payroll, payroll taxes and related benefits	190,738	181,639
Other accrued liabilities	8,124	9,024
Workers' compensation claims liabilities	99,861	97,673
Safety incentives liability	27,361	28,532
Total current liabilities	330,189	322,255
Long-term workers' compensation claims liabilities	279,013	265,844
Long-term debt	4,116	4,171
Customer deposits and other long-term liabilities	1,363	1,381
Total liabilities	614,681	593,651
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,307 and 7,301 shares issued and outstanding	73	73
Additional paid-in capital	13,830	12,311
Accumulated other comprehensive loss	(5,394)	(1,430)
Retained earnings	66,931	77,880
Total stockholders' equity	75,440	88,834
	$690,121	$682,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Professional employer service fees	$188,961	$172,209
Staffing services	35,014	37,788
Total revenues	223,975	209,997
Cost of revenues:
Direct payroll costs	26,404	28,710
Payroll taxes and benefits	124,188	115,400
Workers' compensation	57,121	55,437
Total cost of revenues	207,713	199,547
Gross margin	16,262	10,450
Selling, general and administrative expenses	29,428	26,610
Depreciation and amortization	1,004	942
Loss from operations	(14,170)	(17,102)
Other income (expense):
Investment income, net	2,019	158
Interest expense	(42)	(83)
Other, net	16	—
Other income, net	1,993	75
Loss before income taxes	(12,177)	(17,027)
Benefit from income taxes	(3,054)	(5,800)
Net loss	$(9,123)	$(11,227)
Basic loss per common share	$(1.25)	$(1.55)
Weighted average number of basic common shares outstanding	7,304	7,249
Diluted loss per common share	$(1.25)	$(1.55)
Weighted average number of diluted common shares outstanding	7,304	7,249
Cash dividends per common share	$0.25	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(9,123)	$(11,227)
Unrealized losses on investments, net of tax of ($1,555) and ($14) in 2018 and 2017, respectively	(3,964)	(20)
Comprehensive loss	$(13,087)	$(11,247)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2018 and 2017

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2016	7,244	$72	$9,638	$(3)	$59,986	$69,693
Common stock issued on exercise of options and vesting of restricted stock units	9	1	97	—	—	98
Common stock repurchased on vesting of restricted stock units	(1)	—	(68)	—	—	(68)
Share-based compensation expense	—	—	882	—	—	882
Excess tax benefits from share-based compensation	—	—	—	—	—	—
Cash dividends on common stock	—	—	—	—	(1,813)	(1,813)
Unrealized loss on investments, net of tax	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(11,227)	(11,227)
Balance, March 31, 2017	7,252	$73	$10,549	$(23)	$46,946	$57,545
Balance, December 31, 2017	7,301	$73	$12,311	$(1,430)	$77,880	$88,834
Common stock issued on exercise of options and vesting of restricted stock units	7	—	53	—	—	53
Common stock repurchased on vesting of restricted stock units	(1)	—	(76)	—	—	(76)
Share-based compensation expense	—	—	1,542	—	—	1,542
Cash dividends on common stock	—	—	—	—	(1,826)	(1,826)
Unrealized loss on investments, net of tax	—	—	—	(3,964)	—	(3,964)
Net loss	—	—	—	—	(9,123)	(9,123)
Balance, March 31, 2018	7,307	$73	$13,830	$(5,394)	$66,931	$75,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(9,123)	$(11,227)
Reconciliations of net loss to net cash used in operating activities:
Depreciation and amortization	1,004	942
Losses recognized on investments	35	—
Share-based compensation	1,542	882
Changes in certain operating assets and liabilities:
Trade accounts receivable	(10,394)	(12,793)
Income taxes receivable	(3,061)	(3,078)
Prepaid expenses and other	(3,278)	(2,931)
Accounts payable	(1,282)	(1,435)
Accrued payroll, payroll taxes and related benefits	9,099	20,383
Other accrued liabilities	(900)	(1,151)
Income taxes payable	—	(3,041)
Workers' compensation claims liabilities	15,378	13,696
Safety incentives liability	(1,171)	(631)
Customer deposits, long-term liabilities and other assets, net	(17)	(474)
Net cash used in operating activities	(2,168)	(858)
Cash flows from investing activities:
Purchase of property and equipment	(1,163)	(902)
Purchase of investments	(773)	(491)
Proceeds from sales and maturities of investments	589	5,502
Purchase of restricted investments	(81,289)	(102,722)
Proceeds from sales and maturities of restricted investments	21,291	5,224
Net cash used in investing activities	(61,345)	(93,389)
Cash flows from financing activities:
Payments on long-term debt	(55)	(56)
Common stock repurchased on vesting of restricted stock units	(76)	(68)
Dividends paid	(1,826)	(1,813)
Proceeds from exercise of stock options and vesting of restricted stock units	53	97
Net cash used in financing activities	(1,904)	(1,840)
Net decrease in cash, cash equivalents and restricted cash	(65,417)	(96,087)
Cash, cash equivalents and restricted cash, beginning of period	120,205	341,330
Cash, cash equivalents and restricted cash, end of period	$54,788	$245,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The accompanying condensed financial statements are prepared on a consolidated basis. All intercompany account balances and transactions have been eliminated in consolidation. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results may differ from such estimates and assumptions. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K at pages F1 – F27.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

Revenue recognition

Professional employer (“PEO”) services are normally used by organizations to satisfy ongoing needs related to the management of human capital and are governed by the terms of a client services agreement which covers all employees at a particular work site. Staffing revenues relate primarily to short-term staffing, contract staffing and on-site management services. The Company’s performance obligations for PEO and staffing services are satisfied, and the related revenue is recognized, as services are rendered by our workforce.

Our PEO client service agreements have a minimum term of one year, are renewable on an annual basis, and typically require 30 days’ written notice to cancel or terminate the contract by either party. In addition, our client service agreements provide for immediate termination upon any default of the client regardless of when notice is given. PEO customers are invoiced following the end of each payroll processing cycle, with payment generally due on the invoice date. Staffing customers are invoiced weekly based on agreed rates per employee and actual hours worked, typically with payment terms of 30 days. The amount of earned but unbilled revenue is classified as a receivable on the condensed consolidated balance sheets.

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

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes and workers’ compensation costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, employee benefits, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers’ compensation costs consist primarily of claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, risk manager payroll, premiums for excess insurance, and the fronted insurance program, and costs associated with operating our two wholly owned insurance companies, Associated Insurance Company for Excess (AICE) and Ecole Insurance Company (Ecole).

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

Investments

The Company classifies investments as trading or available-for-sale. We had no trading securities at March 31, 2018 and December 31, 2017. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of investments are included in investment income in our condensed consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the condensed consolidated statements of operations.

Restricted cash and investments

The Company holds restricted cash and investments primarily for the future payment of workers’ compensation claims. Restricted investments have been categorized as available-for-sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Management considers available evidence in evaluating potential impairment of restricted investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of restricted investments are included in investment income in our condensed consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the condensed consolidated statements of operations.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $265,000 at March 31, 2018 and December 31, 2017.  We make estimates of the collectability of our accounts receivable for services provided to our customers.  Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Workers’ compensation claims liabilities

Our workers’ compensation claims liabilities do not represent an exact calculation of liability but rather management’s best estimate, utilizing actuarial expertise and projection techniques, at a given reporting date. The estimated liability for open workers’ compensation claims is based on an evaluation of information provided by our third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse loss development with respect to reported claims and incurred but not reported claims (together, “IBNR”). At March 31, 2018 and December 31, 2017, workers’ compensation claims liabilities included case reserve estimates for reported losses, plus additional amounts for estimated IBNR claims, MCC and legal costs, and unallocated loss adjustment expenses. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

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

Safety incentives

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third party administrator. The Company provided $27.4 million and $28.5 million at March 31, 2018 and December 31, 2017, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid during the three months ended March 31, 2018 and 2017 did not materially differ from interest expense. No income taxes were paid during the three months ended March 31, 2018. Income taxes paid during the three months ended March 31, 2017 totaled $0.3 million.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$24,000	$59,835
Restricted cash, included in restricted cash and investments	30,788	60,370
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$54,788	$120,205

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

	Three Months Ended
	March 31,
	2018	2017
Weighted average number of basic shares outstanding	7,304	7,249
Effect of dilutive securities	—	—
Weighted average number of diluted shares outstanding	7,304	7,249

As a result of the net loss for the three months ended March 31, 2018 and 2017, 336,488 and 292,611 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Reclassifications

Due to the adoption of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows: Restricted Cash, prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows or stockholders’ equity.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The core principle of the update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The update also requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We have adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method. We have determined that there are no material changes to our revenue recognition policies or to our consolidated financial statements as a result of adopting the standard.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We have retrospectively adopted this standard effective January 1, 2018. The Company’s balance of restricted cash and restricted cash equivalents was $30.8 million, $60.4 million, $226.8 million and $290.6 million for the periods ended March 31, 2018, December 31, 2017, March 31, 2017 and December 31, 2016, respectively. The adoption of the guidance also requires us to reconcile our cash balance on the condensed consolidated statements of cash flows to the cash balance presented on the condensed consolidated balance sheets. See “Statements of cash flows” within “Note 1 - Basis of Presentation of Interim Period Statements” for these disclosures.

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at March 31, 2018 and December 31, 2017 measured at fair value on a recurring basis (in thousands):

	March 31, 2018			December 31, 2017
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$11	$—	$11	$121	$—	$121
U.S. treasuries	—	—	—	100	—	100
Total cash equivalents	11	—	11	221	—	221
Investments:
Corporate bonds	208	(1)	207	400	—	400
U.S. treasuries	200	—	200	199	—	199
U.S. government agency securities	60	—	60	65	—	65
Municipal bonds	5	—	5	10	—	10
Total current investments	473	(1)	472	674	—	674
Long term:
Investments:
U.S. treasuries	645	(4)	641	202	(2)	200
Mortgage backed securities	543	(11)	532	577	(5)	572
Corporate bonds	383	(8)	375	419	(2)	417
U.S. government agency securities	50	(1)	49	—	—	—
Asset backed securities	10	—	10	10	—	10
Total long term investments	1,631	(24)	1,607	1,208	(9)	1,199
Restricted cash and investments (1):
Corporate bonds	186,085	(3,893)	182,192	184,808	(953)	183,855
Mortgage backed securities	97,259	(2,215)	95,044	86,240	(595)	85,645
U.S. treasuries	55,379	(277)	55,102	45,833	(143)	45,690
U.S. government agency securities	43,164	(1,018)	42,146	38,168	(222)	37,946
Money market funds	16,260	—	16,260	16,018	—	16,018
Commercial paper	4,995	—	4,995	18,973	—	18,973
Supranational bonds	4,762	(26)	4,736	—	—	—
Municipal bonds	251	(1)	250	472	(14)	458
Asset backed securities	75	(1)	74	—	—	—
Total restricted cash and investments	408,230	(7,431)	400,799	390,512	(1,927)	388,585
Total investments	$410,345	$(7,456)	$402,889	$392,615	$(1,936)	$390,679

(1)

Included in restricted cash and investments within the condensed consolidated balance sheet as of March 31, 2018 is restricted cash and long term workers' compensation deposits of $6.8 million, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at March 31, 2018 and December 31, 2017 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	March 31, 2018					December 31, 2017
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$11	$—	$—	$—	$11	$121	$—	$—	$—	$121
U.S. treasuries	—	—	—	—	—	100	—	100	—	—
Investments:
U.S. treasuries	841	—	841	—	—	399	—	399	—	—
Corporate bonds	582	—	582	—	—	817	—	817	—	—
Mortgage backed securities	532	—	532	—	—	572	—	572	—	—
U.S. government agency securities	109	—	109	—	—	65	—	65	—	—
Asset backed securities	10	—	10	—	—	10	—	10	—	—
Municipal bonds	5	—	5	—	—	10	—	10	—	—
Restricted cash and investments:
Corporate bonds	182,192	—	182,192	—	—	183,855	—	183,855	—	—
Mortgage backed securities	95,044	—	95,044	—	—	85,645	—	85,645	—	—
U.S. treasuries	55,102	—	55,102	—	—	45,690	—	45,690	—	—
U.S. government agency securities	42,146	—	42,146	—	—	37,946	—	37,946	—	—
Money market funds	16,260	—	—	—	16,260	16,018	—	—	—	16,018
Commercial paper	4,995	—	4,995	—	—	18,973	—	18,973	—	—
Supranational bonds	4,736	—	4,736	—	—	—	—	—	—	—
Municipal bonds	250	—	250	—	—	458	—	458	—	—
Asset backed securities	74	—	74	—	—	—	—	—	—	—
Total investments	$402,889	$—	$386,618	$—	$16,271	$390,679	$—	$374,540	$—	$16,139

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

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Beginning balance
Workers' compensation claims liabilities	$363,517	$312,537
Add: claims expense accrual
Current period	39,052	35,275
Prior periods	(6)	2,914
	39,046	38,189
Less: claim payments related to
Current period	1,133	1,132
Prior periods	22,535	23,464
	23,668	24,596

Add: Change in claims incurred in excess of retention limits	(21)	103

Ending balance
Workers' compensation claims liabilities	$378,874	$326,233
Incurred but not reported (IBNR)	$217,492	$162,760

Ratio of IBNR to workers' compensation claims liabilities	57%	50%

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

The Company obtains policies from Chubb Limited (“Chubb”) for all California-based clients along with clients in Delaware, Virginia, Pennsylvania, North Carolina, New Jersey, West Virginia, Idaho and the District of Columbia. The arrangement with Chubb, known as a fronted program, provides BBSI a licensed, admitted insurance carrier to issue policies on behalf of BBSI. The risk of loss up to the first $5.0 million per occurrence is retained by BBSI through a reinsurance agreement. Chubb assumes credit risk should BBSI be unable to satisfy its indemnification obligations.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into a trust account (“the Chubb trust account”) to be used for the payment of future claims. The balance in the Chubb trust account was $399.7 million and $380.6 million at March 31, 2018 and December 31, 2017, respectively. The Chubb trust account balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

As of March 31, 2018, the Company recorded an asset of $12.1 million related to a payment remitted to Chubb in March 2018 but not deposited into the Chubb trust account until April 2018. This amount is included in other assets in the condensed consolidated balance sheets.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified investment balances or other financial instruments totaling $84.7 million and $96.8 million at March 31, 2018 and December 31, 2017, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At March 31, 2018, the Company provided surety bonds and standby letters of credit totaling $84.7 million, including a California requirement of $70.2 million.

The Company provided a total of $378.9 million and $363.5 million at March 31, 2018 and December 31, 2017, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $2.9 million and $3.0 million at March 31, 2018 and December 31, 2017, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from excess insurance carriers of $2.9 million and $3.0 million at March 31, 2018 and December 31, 2017, respectively, included in other assets on the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”).

The Agreement provides for a $40.0 million revolving credit line between March 15, 2018 and June 15, 2018, and a $25.0 million revolving credit line thereafter. The Agreement also provides a $6.0 million sublimit for standby letters of credit at March 31, 2018. Of the $6.0 million sublimit for standby letters of credit, $5.9 million was used at March 31, 2018.  Advances under the revolving credit facility bear interest, as selected by the Company, of either (a) a daily floating rate of one month LIBOR plus 1.75% or (b) a fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit facility, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2018 and December 31, 2017. The line of credit expires on July 1, 2018.

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

The Agreement also contains customary events of default.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At March 31, 2018, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.3 million and $4.4 million at March 31, 2018 and December 31, 2017, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires monthly principal payments of $18,375 plus interest at a rate of one month LIBOR plus 2.00%, with the unpaid principal balance due July 1, 2022.

Note 5 – Income Taxes

The Company's interim tax expense is based upon the estimated annual effective tax rate for the respective year. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Pursuant to Staff Accounting Bulletin No. 118, the Company recorded certain provisional amounts for estimated income tax effects of the Tax Act on deferred income taxes. The Company made no adjustments to the provisional amounts recorded during the three months ended March 31, 2018. We will recognize any changes to provisional amounts as we continue to analyze the existing statute or as additional guidance becomes available. We expect to complete our analysis of the provisional amounts by the end of 2018.

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed.  One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters.  The Company was in a cumulative income position for the 12 quarters ended March 31, 2018.

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

Business Organization.  We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and comprise senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety and various types of administration, including payroll. These teams are responsible for growth of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 24 states and the District of Columbia through a network of 59 branch locations in California, Oregon, Utah, Washington, Idaho, Arizona, Colorado, Maryland, North Carolina, Delaware, Nevada, Pennsylvania and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Percentage of Total Net Revenues
	Three Months Ended
	March 31,
	2018		2017
Revenues:
Professional employer service fees	$188,961	84.4%	$172,209	82.0%
Staffing services	35,014	15.6	37,788	18.0
Total revenues	223,975	100.0	209,997	100.0
Cost of revenues:
Direct payroll costs	26,404	11.8	28,710	13.7
Payroll taxes and benefits	124,188	55.5	115,400	55.0
Workers’ compensation	57,121	25.5	55,437	26.4
Total cost of revenues	207,713	92.8	199,547	95.0
Gross margin	16,262	7.2	10,450	5.0
Selling, general and administrative expenses	29,428	13.2	26,610	12.7
Depreciation and amortization	1,004	0.4	942	0.4
Loss from operations	(14,170)	(6.4)	(17,102)	(8.1)
Other income, net	1,993	0.9	75	0.0
Loss before income taxes	(12,177)	(5.6)	(17,027)	(8.1)
Benefit from income taxes	(3,054)	(1.4)	(5,800)	(2.8)
Net loss	$(9,123)	(4.2)%	$(11,227)	(5.4)%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billing amounts and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billing and wage information for the three months ended March 31, 2018 and 2017.

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2018	2017
Gross billings	$1,319,844	$1,199,549
PEO and staffing wages	$1,114,707	$1,011,690

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

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2018	2017
Workers' compensation	$57,121	$55,437
Safety incentive costs	7,565	6,572
Non-GAAP gross workers' compensation	$64,686	$62,009

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)
	Percentage of Gross Billings
	Three Months Ended
	March 31,
	2018	2017
PEO and staffing wages	84.5%	84.3%
Payroll taxes and benefits	9.4%	9.6%
Non-GAAP gross workers' compensation	4.9%	5.2%

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

Three months ended March 31, 2018 and 2017

Net loss for the first quarter of 2018 amounted to $9.1 million compared to net loss of $11.2 million for the first quarter of 2017. Diluted loss per share for the first quarter of 2018 was $1.25 compared to diluted loss per share of $1.55 for the first quarter of 2017.

Revenues for the first quarter of 2018 totaled $224.0 million, an increase of $14.0 million or 6.7% over the first quarter of 2017, which reflects an increase in the Company’s professional employer service fee revenue of $16.8 million or 9.7% and a decrease in staffing services revenue of $2.8 million or 7.3%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the first quarter of 2018 exceeded business lost from former customers. Professional employer service revenue from continuing customers reflected a 6.3% increase compared to the first quarter of 2017. This growth was primarily the result of increases in employee headcount and hours worked. The decrease in staffing services revenue was due primarily to the decrease in revenue from continuing customers compared to the prior year.

Gross margin for the first quarter of 2018 totaled $16.3 million or 7.2% of revenue compared to $10.5 million or 5.0% of revenue for the first quarter of 2017. The increase in gross margin as a percentage of revenues is primarily due to decreases in direct payroll costs and workers compensation expense as a percentage of revenues, partially offset by an increase in payroll taxes as a percentage of revenues.

Direct payroll costs for the first quarter of 2018 totaled $26.4 million or 11.8% of revenue compared to $28.7 million or 13.7% of revenue for the first quarter of 2017. The decrease in direct payroll costs as a percentage of revenues was primarily due to the relative increase in professional employer services within the mix of our customer base compared to the first quarter of 2017.

Payroll taxes and benefits for the first quarter of 2018 totaled $124.2 million or 55.5% of revenue compared to $115.4 million or 55.0% of revenue for the first quarter of 2017. The increase in payroll taxes and benefits as a percentage of revenues is primarily due to an increase in federal unemployment taxes, an increase in professional employer services where payroll taxes and benefits are presented at gross cost, and a decrease in staffing revenue during the period.

Workers’ compensation expense for the first quarter of 2018 totaled $57.1 million or 25.5% of revenue compared to $55.4 million or 26.4% of revenue for the first quarter of 2017. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to a $2.9 million unfavorable development of prior period claims in the first quarter of 2017 compared to a $6,500 favorable development of prior period claims during the first quarter of 2018.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2018 totaled $29.4 million or 13.2% of revenue compared to $26.6 million or 12.7% of revenue for the first quarter of 2017. The increase was primarily attributable to an increase in employee-related expenses.

Other income, net for the first quarter of 2018 was $2.0 million as compared to other income of $0.1 million for the first quarter of 2017. The change was primarily attributable to an increase in investment income in the first quarter of 2018.

Our effective income tax rate for the first quarter of 2018 was 25.1%, compared to 34.1% for the first quarter of 2017. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $54.8 million, which includes cash, cash equivalents, restricted cash, and restricted cash equivalents, decreased $65.4 million for the three months ended March 31, 2018, compared to a decrease of $96.1 million for the comparable period of 2017. The decrease in cash at March 31, 2018 as compared to December 31, 2017 was primarily due to purchases of restricted investments.

Net cash used in operating activities for the three months ended March 31, 2018 was $2.2 million, compared to net cash used of $0.9 million for the comparable period of 2017. For the three months ended March 31, 2018, cash flow from operating activities was primarily due to our net loss of $9.1 million, increased trade accounts receivable of $10.4 million, increased prepaid expenses and other of $3.3 million and increased income taxes receivable of $3.1 million, offset by increased workers’ compensation claims liabilities of $15.4 million and increased accrued payroll, payroll taxes and related benefits of $9.1 million.

Net cash used in investing activities for the three months ended March 31, 2018 was $61.3 million, compared to net cash used of $93.4 million for the comparable period of 2017. For the three months ended March 31, 2018, cash used in investing activities consisted primarily of purchases of investments and restricted investments of $82.1 million, partially offset by proceeds from sales and maturities of investments and restricted investments of $21.9 million.

Net cash used in financing activities for the three months ended March 31, 2018 was $1.9 million, compared to net cash used of $1.8 million for the comparable period of 2017. For the three months ended March 31, 2018, cash was primarily used for dividend payments of $1.8 million.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified financial instruments totaling $84.7 million at March 31, 2018 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At March 31, 2018, the Company provided surety bonds and standby letters of credit totaling $84.7 million, including a California requirement of $70.2 million. Management expects the surety bonds and letters of credit to decrease over time as a result of a declining self-insured liability in California. The Company’s self-insured status in California ended on December 31, 2014.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into a trust account (the “Chubb trust account”) to be used for the payment of future claims. The balance in the Chubb trust account was $399.7 million and $380.6 million at March 31, 2018 and December 31, 2017, respectively. The Chubb trust account balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

At March 31, 2018 the Company recorded an asset of $12.1 million related to a payment remitted to Chubb in March 2018 but not deposited into the Chubb trust account until April 2018. This amount is included in other assets in the condensed consolidated balance sheet.

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement provides for a $40.0 million revolving credit line between March 15, 2018 and June 15, 2018, and a $25.0 million revolving credit line thereafter. The Agreement also provides a $6.0 million sublimit for standby letters of credit at March 31, 2018.

Advances under the revolving credit facility bear interest as selected by the Company of either (a) a daily floating rate of one month LIBOR plus 1.75% or (b) a fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit facility, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2018 and December 31, 2017. The revolving line of credit expires on July 1, 2018.

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

The Agreement also contains customary events of default.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At March 31, 2018, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.3 million and $4.4 million at March 31, 2018 and December 31, 2017, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

Management expects that the funds anticipated to be generated from operations, current liquid assets, and availability under the Company’s revolving credit facility will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months.

Inflation

Inflation generally has not been a significant factor in the Company’s operations during the periods discussed above.  The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future workers’ compensation claims payments.

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

All of our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include our ability to retain current clients and attract new clients, difficulties associated with integrating clients into our operations, economic trends in our service areas, the potential for material deviations from expected future workers’ compensation claims experience, the workers’ compensation regulatory environment in our primary markets, security breaches or failures in the Company’s information technology systems, collectability of accounts receivable, the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results), the impact of the Patient Protection and Affordable Care Act and escalating medical costs on our business, the effect of conditions in the global capital markets on our investment portfolio, and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our fronted insurance program. Additional risk factors affecting our business are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 6, 2018. We disclaim any obligation to update any such factors or to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt.  As of March 31, 2018, the Company’s investments consisted principally of approximately $182.8 million in corporate bonds, $95.6 million in mortgage backed securities, $55.9 million in U.S. treasuries, $42.3 million in U.S. government agency debts, $16.3 million in money market funds, $5.0 million in commercial paper, $4.7 million in supranational bonds, $0.3 million in municipal bonds, and $0.1 million in asset backed securities.  The Company’s outstanding debt totaled approximately $4.3 million at March 31, 2018. Based on the Company’s overall interest exposure at March 31, 2018, a 50 basis point increase in market interest rates would have a $6.5 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See the information disclosed in “Note 6 - Litigation," to the condensed consolidated financial statements included in Part I of this report, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 6, 2018.

Item 6.	Exhibits
4.1	First Amendment to Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association, dated as of March 15, 2018.
4.2	Amended and Restated Revolving Line of Credit Note dated March 15, 2018, of the Registrant.
10.1	Form of Restricted Stock Units Award Agreement relating to the Registrant; under Nonqualified Deferred Compensation Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.	Certification pursuant to 18 U.S.C. Section 1350.
101.	INS XBRL Instance Document
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

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: May 8, 2018	By:	/s/ Gary E. Kramer
Gary E. Kramer
Vice President-Finance, Treasurer and Secretary