Form 10-Q
period 2018-06-30
BARRETT BUSINESS SERVICES INC
filed 2018-08-08
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 1, 2018, 7,359,923 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$33,786	$59,835
Trade accounts receivable, net	152,560	136,664
Income taxes receivable	2,329	1,686
Prepaid expenses and other	9,824	5,724
Investments	464	674
Restricted cash and investments	108,196	103,652
Total current assets	307,159	308,235
Investments	1,578	1,199
Property, equipment and software, net	26,148	24,909
Restricted cash and investments	314,819	291,273
Goodwill	47,820	47,820
Other assets	3,169	3,215
Deferred income taxes	7,762	5,834
	$708,455	$682,485
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	3,951	5,166
Accrued payroll, payroll taxes and related benefits	186,172	181,639
Other accrued liabilities	8,944	9,024
Workers' compensation claims liabilities	102,539	97,673
Safety incentives liability	28,064	28,532
Total current liabilities	329,891	322,255
Long-term workers' compensation claims liabilities	288,275	265,844
Long-term debt	4,061	4,171
Customer deposits and other long-term liabilities	1,353	1,381
Total liabilities	623,580	593,651
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,311 and 7,301 shares issued and outstanding	73	73
Additional paid-in capital	14,827	12,311
Accumulated other comprehensive loss	(6,369)	(1,430)
Retained earnings	76,344	77,880
Total stockholders' equity	84,875	88,834
	$708,455	$682,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Professional employer service fees	$197,277	$187,718	$386,239	$359,927
Staffing services	34,326	37,856	69,340	75,644
Total revenues	231,603	225,574	455,579	435,571
Cost of revenues:
Direct payroll costs	26,020	28,486	52,423	57,196
Payroll taxes and benefits	98,249	93,946	222,437	209,346
Workers' compensation	58,854	58,928	115,976	114,365
Total cost of revenues	183,123	181,360	390,836	380,907
Gross margin	48,480	44,214	64,743	54,664
Selling, general and administrative expenses	35,614	28,060	65,043	54,670
Depreciation and amortization	1,274	985	2,278	1,927
Income (loss) from operations	11,592	15,169	(2,578)	(1,933)
Other income (expense):
Investment income, net	2,201	1,392	4,220	1,550
Interest expense	(68)	(62)	(110)	(145)
Other, net	(12)	(4)	4	(4)
Other income, net	2,121	1,326	4,114	1,401
Income (loss) before income taxes	13,713	16,495	1,536	(532)
Provision for (benefit from) income taxes	2,473	5,369	(581)	(431)
Net income (loss)	$11,240	$11,126	$2,117	$(101)
Basic income (loss) per common share	$1.54	$1.53	$0.29	$(0.01)
Weighted average number of basic common shares outstanding	7,310	7,254	7,307	7,252
Diluted income (loss) per common share	$1.46	$1.47	$0.28	$(0.01)
Weighted average number of diluted common shares outstanding	7,675	7,550	7,658	7,252
Cash dividends per common share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In Thousands)

	Three Months Ended
	June 30,
	2018	2017
Net income	$11,240	$11,126
Unrealized gains (losses) on investments, net of tax of ($373) and $91 in 2018 and 2017, respectively	(975)	133
Comprehensive income	$10,265	$11,259

	Six Months Ended
	June 30,
	2018	2017
Net income (loss)	$2,117	$(101)
Unrealized gains (losses) on investments, net of tax of ($1,928) and $77 in 2018 and 2017, respectively	(4,939)	113
Comprehensive income (loss)	$(2,822)	$12

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2018 and 2017

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2016	7,244	$72	$9,638	$(3)	$59,986	$69,693
Common stock issued on exercise of options and vesting of restricted stock units	14	1	144	—	—	145
Common stock repurchased on vesting of restricted stock units	(2)	—	(134)	—	—	(134)
Share-based compensation expense	—	—	1,772	—	—	1,772
Cash dividends on common stock	—	—	—	—	(3,625)	(3,625)
Unrealized gain on investments, net of tax	—	—	—	113	—	113
Net loss	—	—	—	—	(101)	(101)
Balance, June 30, 2017	7,256	$73	$11,420	$110	$56,260	$67,863
Balance, December 31, 2017	7,301	$73	$12,311	$(1,430)	$77,880	$88,834
Common stock issued on exercise of options and vesting of restricted stock units	12	—	101	—	—	101
Common stock repurchased on vesting of restricted stock units	(2)	—	(168)	—	—	(168)
Share-based compensation expense	—	—	2,583	—	—	2,583
Cash dividends on common stock	—	—	—	—	(3,653)	(3,653)
Unrealized loss on investments, net of tax	—	—	—	(4,939)	—	(4,939)
Net income	—	—	—	—	2,117	2,117
Balance, June 30, 2018	7,311	$73	$14,827	$(6,369)	$76,344	$84,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$2,117	$(101)
Reconciliations of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,278	1,927
Losses (gains) recognized on investments	38	(76)
Share-based compensation	2,583	1,772
Changes in certain operating assets and liabilities:
Trade accounts receivable	(15,896)	(20,657)
Income taxes receivable	(643)	—
Prepaid expenses and other	(4,100)	(4,683)
Accounts payable	(1,215)	1
Accrued payroll, payroll taxes and related benefits	4,533	13,872
Other accrued liabilities	(80)	217
Income taxes payable	—	(2,867)
Workers' compensation claims liabilities	27,341	23,676
Safety incentives liability	(468)	1,249
Customer deposits, long-term liabilities and other assets, net	(27)	(180)
Net cash provided by operating activities	16,461	14,150
Cash flows from investing activities:
Purchase of property and equipment	(3,517)	(2,289)
Purchase of investments	(1,401)	(2,240)
Proceeds from sales and maturities of investments	1,369	7,002
Purchase of restricted investments	(103,388)	(253,187)
Proceeds from sales and maturities of restricted investments	32,749	12,023
Net cash used in investing activities	(74,188)	(238,691)
Cash flows from financing activities:
Proceeds from credit-line borrowings	8,500	24,899
Payments on credit-line borrowings	(8,500)	(24,899)
Payments on long-term debt	(110)	(129)
Common stock repurchased on vesting of restricted stock units	(168)	(134)
Dividends paid	(3,653)	(3,625)
Proceeds from exercise of stock options and vesting of restricted stock units	101	145
Net cash used in financing activities	(3,830)	(3,743)
Net decrease in cash, cash equivalents and restricted cash	(61,557)	(228,284)
Cash, cash equivalents and restricted cash, beginning of period	120,205	341,330
Cash, cash equivalents and restricted cash, end of period	$58,648	$113,046

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

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes and workers’ compensation costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, employee benefits, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers’ compensation costs consist primarily of claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, risk manager payroll, premiums for excess insurance, and the fronted insurance program, and costs associated with operating our two wholly owned insurance companies, Associated Insurance Company for Excess (“AICE”) and Ecole Insurance Company (“Ecole”).

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

Investments

The Company classifies investments as trading or available-for-sale. We had no trading securities at June 30, 2018 and December 31, 2017. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of investments are included in investment income in our condensed consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the condensed consolidated statements of operations.

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $432,000 and $265,000 at June 30, 2018 and December 31, 2017, respectively.  We make estimates of the collectability of our accounts receivable for services provided to our customers.  Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Safety incentives

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by our third party administrator. The Company provided $28.1 million and $28.5 million at June 30, 2018 and December 31, 2017, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid during the six months ended June 30, 2018 totaled $1.8 million, primarily related to prepaid fees for the Company’s letter of credit. Interest paid during the six months ended June 30, 2017 did not materially differ from interest expense. Income taxes paid during the six months ended June 30, 2018 totaled $0.1 million. Income taxes paid during the six months ended June 30, 2017 totaled $2.4 million.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$33,786	$59,835
Restricted cash, included in restricted cash and investments	24,862	60,370
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$58,648	$120,205

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average number of basic shares outstanding	7,310	7,254	7,307	7,252
Effect of dilutive securities	365	296	351	—
Weighted average number of diluted shares outstanding	7,675	7,550	7,658	7,252

As a result of the net loss for the six months ended June 30, 2017, 294,169 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Reclassifications

Due to the adoption of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows: Restricted Cash,” prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows or stockholders’ equity.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The Company is currently evaluating the standard but expects it to have a material impact on the Company’s assets and liabilities on the condensed consolidated balance sheets.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We have retrospectively adopted this standard effective January 1, 2018. The Company’s balance of restricted cash and restricted cash equivalents was $24.9 million, $60.4 million, $95.2 million and $290.6 million for the periods ended June 30, 2018, December 31, 2017, June 30, 2017 and December 31, 2016, respectively. The adoption of the guidance also requires us to reconcile our cash balance on the condensed consolidated statements of cash flows to the cash balance presented on the condensed consolidated balance sheets. See “Statements of cash flows” within “Note 1 - Basis of Presentation of Interim Period Statements” for these disclosures.

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at June 30, 2018 and December 31, 2017 measured at fair value on a recurring basis (in thousands):

	June 30, 2018			December 31, 2017
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$56	$—	$56	$121	$—	$121
U.S. treasuries	—	—	—	100	—	100
Total cash equivalents	56	—	56	221	—	221
Investments:
U.S. treasuries	344	—	344	199	—	199
Corporate bonds	61	(1)	60	400	—	400
U.S. government agency securities	60	—	60	65	—	65
Municipal bonds	—	—	—	10	—	10
Total current investments	465	(1)	464	674	—	674
Long term:
Investments:
U.S. treasuries	645	(7)	638	202	(2)	200
Mortgage backed securities	522	(14)	508	577	(5)	572
Corporate bonds	384	(11)	373	419	(2)	417
U.S. government agency securities	49	—	49	—	—	—
Asset backed securities	10	—	10	10	—	10
Total long term investments	1,610	(32)	1,578	1,208	(9)	1,199
Restricted cash and investments (1):
Corporate bonds	190,230	(4,512)	185,718	184,808	(953)	183,855
Mortgage backed securities	97,337	(2,610)	94,727	86,240	(595)	85,645
U.S. treasuries	72,776	(365)	72,411	45,833	(143)	45,690
U.S. government agency securities	45,592	(1,233)	44,359	38,168	(222)	37,946
Supranational bonds	4,763	(49)	4,714	—	—	—
Money market funds	361	—	361	16,018	—	16,018
Municipal bonds	185	—	185	472	(14)	458
Asset backed securities	75	(1)	74	—	—	—
Commercial paper	—	—	—	18,973	—	18,973
Total restricted cash and investments	411,319	(8,770)	402,549	390,512	(1,927)	388,585
Total investments	$413,450	$(8,803)	$404,647	$392,615	$(1,936)	$390,679

(1)  Included in restricted cash and investments within the condensed consolidated balance sheet as of June 30, 2018 is restricted cash and long term workers' compensation deposits of $20.5 million, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at June 30, 2018 and December 31, 2017 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	June 30, 2018					December 31, 2017
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$56	$—	$—	$—	$56	$121	$—	$—	$—	$121
U.S. treasuries	—	—	—	—	—	100	—	100	—	—
Investments:
U.S. treasuries	982	—	982	—	—	399	—	399	—	—
Mortgage backed securities	508	—	508	—	—	572	—	572	—	—
Corporate bonds	433	—	433	—	—	817	—	817	—	—
U.S. government agency securities	109	—	109	—	—	65	—	65	—	—
Asset backed securities	10	—	10	—	—	10	—	10	—	—
Municipal bonds	—	—	—	—	—	10	—	10	—	—
Restricted cash and investments:
Corporate bonds	185,718	—	185,718	—	—	183,855	—	183,855	—	—
Mortgage backed securities	94,727	—	94,727	—	—	85,645	—	85,645	—	—
U.S. treasuries	72,411	—	72,411	—	—	45,690	—	45,690	—	—
U.S. government agency securities	44,359	—	44,359	—	—	37,946	—	37,946	—	—
Supranational bonds	4,714	—	4,714	—	—	—	—	—	—	—
Money market funds	361	—	—	—	361	16,018	—	—	—	16,018
Municipal bonds	185	—	185	—	—	458	—	458	—	—
Asset backed securities	74	—	74	—	—	—	—	—	—	—
Commercial paper	—	—	—	—	—	18,973	—	18,973	—	—
Total investments	$404,647	$—	$404,230	$—	$417	$390,679	$—	$374,540	$—	$16,139

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

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Beginning balance
Workers' compensation claims liabilities	$378,874	$326,233	$363,517	$312,537
Add: claims expense accrual
Current period	39,967	37,878	79,019	73,153
Prior periods	—	2,350	(6)	5,264
	39,967	40,228	79,013	78,417
Less: claim payments related to
Current period	5,148	4,148	6,281	5,280
Prior periods	22,856	25,998	45,391	49,462
	28,004	30,146	51,672	54,742

Add: Change in claims incurred in excess of retention limits	(23)	(6,236)	(44)	(6,133)

Ending balance
Workers' compensation claims liabilities	$390,814	$330,079	$390,814	$330,079
Incurred but not reported (IBNR)	$231,702	$167,693	$231,702	$167,693

Ratio of IBNR to workers' compensation claims liabilities	59%	51%	59%	51%

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

The Company obtains policies from Chubb Limited (“Chubb”) for all California-based clients along with clients in Delaware, Virginia, Pennsylvania, North Carolina, New Jersey, West Virginia, Idaho and the District of Columbia. The arrangement with Chubb, known as a fronted program, provides BBSI a licensed, admitted insurance carrier to issue policies on behalf of BBSI. The risk of loss up to the first $5.0 million per occurrence is retained by BBSI through various agreements. Chubb assumes credit risk should BBSI be unable to satisfy its indemnification obligations.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into trust accounts (the “Chubb trust accounts”) to be used for the payment of future claims. The balance in the Chubb trust accounts was $408.1 million and $380.6 million at June 30, 2018 and December 31, 2017, respectively. The Chubb trust accounts’ balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

The Company restructured its fronted program with Chubb effective July 1, 2018. The new agreement maintains retention levels of $5.0 million per occurrence but now requires that collateral be advanced at the inception of the policy term. To partially satisfy these additional collateral requirements, the Company provided a surety bond of $30.0 million and a letter of credit of $63.7 million from its principal bank, Wells Fargo Bank, National Association (the “Bank”).

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified investment balances or other financial instruments totaling $85.1 million and $96.8 million at June 30, 2018 and December 31, 2017, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At June 30, 2018, the Company provided surety bonds and standby letters of credit totaling $85.1 million, including a California requirement of $70.6 million.

The Company provided a total of $390.8 million and $363.5 million at June 30, 2018 and December 31, 2017, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $2.9 million and $3.0 million at June 30, 2018 and December 31, 2017, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from excess insurance carriers of $2.9 million and $3.0 million at June 30, 2018 and December 31, 2017, respectively, included in other assets on the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains a credit agreement (the “Agreement”) with the Bank. The Agreement provided for a revolving credit line in the amount of $40.0 million from March 15, 2018 through June 15, 2018, and $25.0 million thereafter, increasing to $28.0 million effective July 1, 2018. The revolving line of credit expires on July 1, 2020. The Agreement also provided a $6.0 million sublimit for standby letters of credit at June 30, 2018, increasing to $7.5 million effective July 1, 2018. Of the $6.0 million sublimit for standby letters of credit, $5.9 million was used at June 30, 2018.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at June 30, 2018 and December 31, 2017. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

In late June 2018, as part of the Company’s workers’ compensation insurance program restructure with Chubb, the Agreement was amended to provide for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2019, subject to automatic renewal in specified circumstances.

In connection with the Chubb Letter of Credit, the Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 31 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million.

The initial fee payable under the Chubb Letter of Credit was equal to 2.5% of the face amount thereof. Upon annual renewal, the fees payable to the Bank quarterly in advance include (a) a fee at the annual rate of 2.5%, calculated based on the difference between the face amount of the Chubb Letter of Credit and 95% of the aggregate value of the Collateral Accounts as of the end of the previous quarter, (b) a fee at the annual rate of 1.25% calculated based on the balance of the face amount, and (c) other fees upon the payment or negotiation of each drawing under the Chubb Letter of Credit.

The Agreement requires the satisfaction of certain financial covenants as follows:

•

EBITDA  [net profit before taxes plus interest expense (net of capitalized interest expense), depreciation expense, and amortization expense] on a rolling four-quarter basis of not less than $30 million at the end of each fiscal quarter;

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0;1.0, measured quarterly; and
•	total workers’ compensation liabilities of not less than the estimate of required reserves reflected in the third-party actuarial report issued to the Company quarterly.

The Agreement includes certain additional restrictions as follows:

•

incurring additional indebtedness is prohibited without the prior approval of the Bank, other than purchase financing (including capital leases) for the acquisition of assets, provided that the aggregate of all purchase financing does not exceed $1,000,000 at any time;

•

the Company may not declare or pay any dividend in excess of $0.25 per share in total each fiscal quarter, subject to increase by no more than 10% each year beginning June 30, 2019, compared to the prior fiscal year; and

•	the Company may not terminate or cancel any of the AICE policies without the Bank’s prior written consent.

The Agreement as amended in late June 2018 added an event of default as follows:

•	specified cross-defaults under the Company's workers' compensation insurance arrangements.

The Agreement also contains customary events of default.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At June 30, 2018, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.3 million and  $4.4 million at June 30, 2018 and December 31, 2017, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

Note 5 – Income Taxes

The Company's interim tax expense is based upon the estimated annual effective tax rate for the respective year. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Pursuant to Staff Accounting Bulletin No. 118, the Company recorded certain provisional amounts for estimated income tax effects of the Tax Act on deferred income taxes. The Company made no adjustments to the provisional amounts recorded during the six months ended June 30, 2018. We will recognize any changes to provisional amounts as we continue to analyze the existing statute or as additional guidance becomes available. We expect to complete our analysis of the provisional amounts by the end of 2018.

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed.  One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters.  The Company was in a cumulative income position for the 12 quarters ended June 30, 2018.

The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014.

Note 6 – Litigation

BBSI received a subpoena from the San Francisco office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) in April 2016 in connection with the SEC’s inquiry into reported errors in our financial statements. The Company previously received a subpoena from the SEC in May 2015 in connection with the SEC’s investigation of the Company’s accounting policies with regard to its workers’ compensation reserves. In July 2018, BBSI reached an agreement in principle with the Division of Enforcement staff for a full resolution of this matter that includes a civil penalty in the amount of $1.5 million, to be paid after final regulatory approval, expected during the third quarter of 2018.  An accrual for this amount has been recorded as of June 30, 2018 and is included within other accrued liabilities on the condensed consolidated balance sheets.

In June 2016, BBSI was advised by the United States Department of Justice that it had commenced an investigation. The Company continues to cooperate with the investigation.

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

Other than for the preliminary settlement agreement described above, management is unable to estimate the probability or the potential range of loss arising from the legal actions described above.

BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. Management does not expect the amount of ultimate liability with respect to other currently pending or threatened actions to materially affect BBSI’s consolidated financial position or results of operations.

Note 7 – Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through our filing date and determined that subsequent events are properly reflected in the Company’s consolidated financial statements and notes as required by GAAP.

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

Business Organization. We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and comprise senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety and various types of administration, including payroll. These teams are responsible for growth of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 24 states and the District of Columbia through a network of 60 branch locations in California, Oregon, Utah, Washington, Idaho, Arizona, Colorado, Maryland, North Carolina, Delaware, Nevada, Pennsylvania and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
Revenues:
Professional employer service fees	$197,277	85.2%	$187,718	83.2%	$386,239	84.8%	$359,927	82.6%
Staffing services	34,326	14.8	37,856	16.8	69,340	15.2	75,644	17.4
Total revenues	231,603	100.0	225,574	100.0	455,579	100.0	435,571	100.0
Cost of revenues:
Direct payroll costs	26,020	11.2	28,486	12.6	52,423	11.5	57,196	13.1
Payroll taxes and benefits	98,249	42.4	93,946	41.7	222,437	48.8	209,346	48.1
Workers’ compensation	58,854	25.4	58,928	26.1	115,976	25.5	114,365	26.3
Total cost of revenues	183,123	79.0	181,360	80.4	390,836	85.8	380,907	87.5
Gross margin	48,480	21.0	44,214	19.6	64,743	14.2	54,664	12.5
Selling, general and administrative expenses	35,614	15.4	28,060	12.5	65,043	14.3	54,670	12.5
Depreciation and amortization	1,274	0.6	985	0.4	2,278	0.5	1,927	0.4
Income (loss) from operations	11,592	5.0	15,169	6.7	(2,578)	(0.6)	(1,933)	(0.4)
Other income, net	2,121	1.0	1,326	0.6	4,114	0.9	1,401	0.3
Income (loss) before income taxes	13,713	6.0	16,495	7.3	1,536	0.3	(532)	(0.1)
Provision for (benefit from) income taxes	2,473	1.1	5,369	2.4	(581)	(0.1)	(431)	(0.1)
Net income (loss)	$11,240	4.9%	$11,126	4.9%	$2,117	0.4%	$(101)	(0.0)%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billing amounts and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billing and wage information for the three and six months ended June 30, 2018 and 2017.

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Gross billings	$1,379,483	$1,298,539	$2,699,327	$2,498,087
PEO and staffing wages	$1,165,860	$1,093,291	$2,280,567	$2,104,981

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Workers' compensation	$58,854	$58,928	$115,976	$114,365
Safety incentive costs	8,039	8,160	15,604	14,732
Non-GAAP gross workers' compensation	$66,893	$67,088	$131,580	$129,097

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
PEO and staffing wages	84.5%	84.2%	84.5%	84.3%
Payroll taxes and benefits	7.1%	7.2%	8.2%	8.4%
Non-GAAP gross workers' compensation	4.8%	5.2%	4.9%	5.2%

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

Three months ended June 30, 2018 and 2017

Net income for the second quarter of 2018 amounted to $11.2 million compared to net income of $11.1 million for the second quarter of 2017. Diluted income per share for the second quarter of 2018 was $1.46 compared to diluted income per share of $1.47 for the second quarter of 2017.

Revenues for the second quarter of 2018 totaled $231.6 million, an increase of $6.0 million or 2.7% over the second quarter of 2017, which reflects an increase in the Company’s professional employer service fee revenue of $9.6 million or 5.1% and a decrease in staffing services revenue of $3.5 million or 9.3%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the second quarter of 2018 exceeded business lost from former customers. Gross billings for PEO to continuing customers increased 5.7% compared to the second quarter of 2017. This growth was primarily the result of increases in employee headcount and hours worked. The decrease in staffing services revenue was due primarily to tight labor market conditions during the 2018 period.

Direct payroll costs for the second quarter of 2018 totaled $26.0 million or 11.2% of revenue compared to $28.5 million or 12.6% of revenue for the second quarter of 2017. The decrease in direct payroll costs as a percentage of revenues was primarily due to the relative increase in professional employer services within the mix of our customer base compared to the second quarter of 2017.

Payroll taxes and benefits for the second quarter of 2018 totaled $98.2 million or 42.4% of revenue compared to $93.9 million or 41.7% of revenue for the second quarter of 2017. The increase in payroll taxes and benefits as a percentage of revenues was primarily due to the relative increase in PEO services within the mix of our customer base compared to the second quarter of 2017.

Workers’ compensation expense for the second quarter of 2018 totaled $58.9 million or 25.4% of revenue compared to $58.9 million or 26.1% of revenue for the second quarter of 2017. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to a one-time $2.4 million unfavorable development of prior period claims in the second quarter of 2017 that did not repeat in the second quarter of 2018.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2018 totaled $35.6 million or 15.4% of revenue compared to $28.1 million or 12.5% of revenue for the second quarter of 2017. The increase was primarily attributable to an increase in employee-related expenses as well as an increase in litigation expense related to the expected SEC settlement.

Other income, net for the second quarter of 2018 was $2.1 million as compared to other income of $1.3 million for the second quarter of 2017. The change was primarily attributable to an increase in investment income in the second quarter of 2018.

Our effective income tax rate for the second quarter of 2018 was 18.0%, compared to 32.5% for the second quarter of 2017. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

Six Months Ended June 30, 2018 and 2017

Net income for the first six months of 2018 amounted to $2.1 million compared to net loss of $101,000 for the first six months of 2017. Diluted income per share for the first six months of 2018 was $0.28 compared to diluted loss per share of $0.01 for the first six months of 2017.

Revenues for the first six months of 2018 totaled $455.6 million, an increase of $20.0 million or 4.6% over the first six months of 2017, which reflects an increase in the Company’s professional employer service fee revenue of $26.3 million or 7.3% and a decrease in staffing services revenue of $6.3 million or 8.3%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the first six months of 2018 exceeded business lost from former customers.  Gross billings for PEO to continuing customers increased 6.0% compared to the first six months of 2017, primarily resulting from increases in employee headcount and hours worked. The decrease in staffing services revenue was due primarily to tight labor market conditions during the 2018 period.

Direct payroll costs for the first six months of 2018 totaled $52.4 million or 11.5% of revenue compared to $57.2 million or 13.1% of revenue for the first six months of 2017. The decrease in direct payroll costs as a percentage of revenue was primarily due to the relative increase in professional employer services within the mix of our customer base compared to the first six months of 2017.

Payroll taxes and benefits for the first six months of 2018 totaled $222.4 million or 48.8% of revenue compared to $209.3 million or 48.1% of revenue for the first six months of 2017.  The increase in payroll taxes and benefits as a percentage of revenue was primarily due to the relative increase in professional employer services within the mix of our customer base compared to the first six months of 2017.

Workers’ compensation expense for the first six months of 2018 totaled $116.0 million or 25.5% of revenue compared to $114.4 million or 26.3% of revenue for the first six months of 2017. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to a $5.3 million unfavorable development of prior period claims in the first six months of 2017 that did not repeat in 2018.

SG&A expenses for the first six months of 2018 totaled $65.0 million or 14.3% of revenue compared to $54.7 million or 12.5% of revenue for the first six months of 2017. The increase was primarily attributable to an increase in employee related expenses as well as an increase in litigation expense related to the expected SEC settlement.

Other income, net for the first six months of 2018 was $4.1 million as compared to $1.4 million for the first six months of 2017. The change was attributable to an increase in investment income and a decrease in interest expense.

Our effective income tax rate for the first six months of 2018 was -37.8%, compared to 81.0% for the first six months of 2017.  The volatility in our effective income tax rate for the first six months of 2018 and the first six months of 2017 is primarily the result of the Company’s near break-even net income for these periods. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $58.6 million, which includes cash, cash equivalents, and restricted cash, decreased $61.6 million for the six months ended June 30, 2018, compared to a decrease of $228.3 million for the comparable period of 2017. The decrease in cash at June 30, 2018 as compared to December 31, 2017 was primarily due to purchases of restricted investments.

Net cash provided by operating activities for the six months ended June 30, 2018 was $16.5 million, compared to net cash provided of $14.2 million for the comparable period of 2017. For the six months ended June 30, 2018, cash flow from operating activities was primarily due to net income of $2.1 million, increased workers’ compensation claims liabilities of $27.3 million, and increased accrued payroll, payroll taxes and related benefits of $4.5 million, offset by increased trade accounts receivable of $15.9 million.

Net cash used in investing activities for the six months ended June 30, 2018 was $74.2 million, compared to net cash used of $238.7 million for the comparable period of 2017. For the six months ended June 30, 2018, cash used in investing activities consisted primarily of purchases of investments and restricted investments of $104.8 million, partially offset by proceeds from sales and maturities of investments and restricted investments of $34.1 million.

Net cash used in financing activities for the six months ended June 30, 2018 was $3.8 million, compared to net cash used of $3.7 million for the comparable period of 2017. For the six months ended June 30, 2018, cash was primarily used for dividend payments of $3.7 million.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified financial instruments totaling $85.1 million at June 30, 2018 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At June 30, 2018, the Company provided surety bonds and standby letters of credit totaling $85.1 million, including a California requirement of $70.6 million. Management expects the surety bonds and letters of credit to decrease over time as a result of a declining self-insured liability in California. The Company’s self-insured status in California ended on December 31, 2014.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into trust accounts (the “Chubb trust accounts”) to be used for the payment of future claims. The balance in the Chubb trust accounts was $408.1 million and $380.6 million at June 30, 2018 and December 31, 2017, respectively. The Chubb trust accounts’ balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets. The Company maintains a credit agreement (the “Agreement”) with the Bank. The Agreement provided for a revolving credit line in the amount of $40.0 million from March 15, 2018 through June 15, 2018, and $25.0 million thereafter, increasing to $28.0 million effective July 1, 2018. The revolving line of credit expires on July 1, 2020. The Agreement also provided a $6.0 million sublimit for standby letters of credit at June 30, 2018, increasing to $7.5 million effective July 1, 2018. Of the $6.0 million sublimit for standby letters of credit, $5.9 million was used at June 30, 2018.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at June 30, 2018 and December 31, 2017. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

In late June 2018, as part of the Company’s workers’ compensation insurance program restructure with Chubb, the Agreement was amended to provide for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2019, subject to automatic renewal in specified circumstances.

In connection with the Chubb Letter of Credit, the Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 31 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million.

The initial fee payable under the Chubb Letter of Credit was equal to 2.5% of the face amount thereof. Upon annual renewal, the fees payable to the Bank quarterly in advance include (a) a fee at the annual rate of 2.5%, calculated based on the difference between the face amount of the Chubb Letter of Credit and 95% of the aggregate value of the Collateral Accounts as of the end of the previous quarter, (b) a fee at the annual rate of 1.25% calculated based on the balance of the face amount, and (c) other fees upon the payment or negotiation of each drawing under the Chubb Letter of Credit.

The Agreement requires the satisfaction of certain financial covenants as follows:

•

EBITDA  [net profit before taxes plus interest expense (net of capitalized interest expense), depreciation expense, and amortization expense] on a rolling four-quarter basis of not less than $30 million at the end of each fiscal quarter;

•	ratio of restricted and unrestricted cash and marketable securities to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly; and
•	total workers’ compensation liabilities of not less than the estimate of required reserves reflected in the third-party actuarial report issued to the Company quarterly.

The Agreement includes certain additional restrictions as follows:

•

incurring additional indebtedness is prohibited without the prior approval of the Bank, other than purchase financing (including capital leases) for the acquisition of assets, provided that the aggregate of all purchase financing does not exceed $1,000,000 at any time;

•

the Company may not declare or pay any dividend in excess of $0.25 per share in total each fiscal quarter, subject to increase by no more than 10% each year beginning June 30, 2019, compared to the prior fiscal year; and

•	the Company may not terminate or cancel any of the AICE policies without the Bank’s prior written consent.

The Agreement as amended in late June 2018 added an event of default as follows:

•	specified cross-defaults under the Company's workers' compensation insurance arrangements.

The Agreement also contains customary events of default.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At June 30, 2018, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.3 million and $4.4 million at June 30, 2018 and December 31, 2017, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

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

Forward-Looking Information

Statements in this report include forward-looking statements which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the effect of changes in our mix of services on gross margin, the effect of tight labor market conditions, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, the effects of recent federal tax legislation, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our fronted insurance program with Chubb, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, litigation costs and the effect of the potential resolution of any enforcement action that may be brought by the SEC Division of Enforcement, the effect of changes in the interest rate environment on the value of our investment securities and long-term debt, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions.

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

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt. Outstanding debt totaled approximately $4.3 million at June 30, 2018. Based on the Company’s overall interest exposure at June 30, 2018, a 50 basis point increase in market interest rates would have a $6.5 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits
3.1	Charter of the Registrant, as amended, through May 31, 2018.
3.2	Bylaws of the Registrant, as amended through May 31, 2018.
4.1

Second Amendment, dated as of June 20, 2018, to Amended and Restated Credit Agreement dated as of June 30, 2017 (the "Credit Agreement"), between the Registrant and Wells Fargo Bank, National Association. ("Wells Fargo")  Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 27, 2018.

4.2	Third Amendment, dated as of July 1, 2018, to the Credit Agreement.
4.3	Second Amended and Restated Revolving Line of Credit Note dated July 1, 2018 of the Registrant.
4.4	Amended and Restated Standby Letter of Credit Agreement dated as of June 20, 2018, between the Registrant and Wells Fargo.
4.5	Amended and Restated Security Agreement: Business Assets, dated as of June 20, 2018, between the Registrant and Wells Fargo.
4.6	Third Party Security Agreement: Business Assets, dated as of June 20, 2018, between Associated Insurance Company for Excess, a subsidiary of the Registrant, and Wells Fargo.
10.1	Form of Performance Share Award Agreement for Executive Officers for awards granted beginning in 2018 under the Registrant's 2015 Stock Incentive Plan (the "2015 Plan").
10.2	Form of Employee Nonqualified Stock Option Award Agreement for grants to Gerald R. Blotz, Heather E. Gould and Gary E. Kramer effective March 28, 2018, under the 2015 Plan.
10.3	Form of Restricted Stock Units Award Agreement for Executive Officers for awards granted beginning in 2018 under the 2015 Plan.
10.4	Form of Restricted Stock Units Award Agreement for Non-Employee Directors for awards granted in 2018 under the 2015 Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.	Certification pursuant to 18 U.S.C. Section 1350.
99.1	Description of the Registrant's Capital Stock.
101.	INS XBRL Instance Document
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

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: August 8, 2018	By:	/s/ Gary E. Kramer
Gary E. Kramer
Vice President-Finance, Treasurer and Secretary