Form 10-Q
period 2018-09-30
BARRETT BUSINESS SERVICES INC
filed 2018-11-07
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, 7,381,099 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$34,975	$59,835
Trade accounts receivable, net	162,574	136,664
Income taxes receivable	—	1,686
Prepaid expenses and other	12,444	5,724
Investments	395	674
Restricted cash and investments	112,385	103,652
Total current assets	322,773	308,235
Investments	1,649	1,199
Property, equipment and software, net	26,731	24,909
Restricted cash and investments	333,062	291,273
Goodwill	47,820	47,820
Other assets	3,148	3,215
Deferred income taxes	8,158	5,834
	$743,341	$682,485
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	4,464	5,166
Accrued payroll, payroll taxes and related benefits	194,718	181,639
Income taxes payable	2,429	—
Other accrued liabilities	8,860	9,024
Workers' compensation claims liabilities	103,527	97,673
Safety incentives liability	28,600	28,532
Total current liabilities	342,819	322,255
Long-term workers' compensation claims liabilities	295,311	265,844
Long-term debt	4,006	4,171
Customer deposits and other long-term liabilities	1,276	1,381
Total liabilities	643,412	593,651
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,381 and 7,301 shares issued and outstanding	74	73
Additional paid-in capital	13,674	12,311
Accumulated other comprehensive loss	(7,406)	(1,430)
Retained earnings	93,587	77,880
Total stockholders' equity	99,929	88,834
	$743,341	$682,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Professional employer service fees	$206,320	$197,388	$592,559	$557,315
Staffing services	40,967	42,747	110,307	118,391
Total revenues	247,287	240,135	702,866	675,706
Cost of revenues:
Direct payroll costs	30,842	31,986	83,265	89,182
Payroll taxes and benefits	100,348	94,922	322,784	304,268
Workers' compensation	56,412	58,310	172,388	172,675
Total cost of revenues	187,602	185,218	578,437	566,125
Gross margin	59,685	54,917	124,429	109,581
Selling, general and administrative expenses	36,670	33,925	101,713	88,595
Depreciation and amortization	949	1,062	3,228	2,989
Income from operations	22,066	19,930	19,488	17,997
Other income (expense):
Investment income, net	2,235	1,534	6,455	3,084
Interest expense	(465)	(52)	(574)	(197)
Other, net	10	32	15	28
Other income, net	1,780	1,514	5,896	2,915
Income before income taxes	23,846	21,444	25,384	20,912
Provision for income taxes	4,759	6,659	4,178	6,228
Net income	$19,087	$14,785	$21,206	$14,684
Basic income per common share	$2.59	$2.03	$2.89	$2.02
Weighted average number of basic common shares outstanding	7,369	7,296	7,327	7,266
Diluted income per common share	$2.50	$1.96	$2.77	$1.95
Weighted average number of diluted common shares outstanding	7,643	7,527	7,652	7,539
Cash dividends per common share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	September 30,
	2018	2017
Net income	$19,087	$14,785
Unrealized gains (losses) on investments, net of tax of ($396) and $51 in 2018 and 2017, respectively	(1,037)	75
Comprehensive income	$18,050	$14,860

	Nine Months Ended
	September 30,
	2018	2017
Net income	$21,206	$14,684
Unrealized gains (losses) on investments, net of tax of ($2,325) and $128 in 2018 and 2017, respectively	(5,976)	188
Comprehensive income	$15,230	$14,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2016	7,244	$72	$9,638	$(3)	$59,986	$69,693
Common stock issued on exercise of options and vesting of restricted stock units	85	1	147	—	—	148
Common stock repurchased on vesting of restricted stock units	(29)	—	(1,666)	—	—	(1,666)
Share-based compensation expense	—	—	3,064	—	—	3,064
Cash dividends on common stock	—	—	—	—	(5,449)	(5,449)
Unrealized gain on investments, net of tax	—	—	—	188	—	188
Net Income	—	—	—	—	14,684	14,684
Balance, September 30, 2017	7,300	$73	$11,183	$185	$69,221	$80,662
Balance, December 31, 2017	7,301	$73	$12,311	$(1,430)	$77,880	$88,834
Common stock issued on exercise of options and vesting of restricted stock units	112	1	323	—	—	324
Common stock repurchased on vesting of restricted stock units	(32)	—	(2,952)	—	—	(2,952)
Share-based compensation expense	—	—	3,992	—	—	3,992
Cash dividends on common stock	—	—	—	—	(5,499)	(5,499)
Unrealized gain on investments, net of tax	—	—	—	(5,976)	—	(5,976)
Net income	—	—	—	—	21,206	21,206
Balance, September 30, 2018	7,381	$74	$13,674	$(7,406)	$93,587	$99,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$21,206	$14,684
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	3,228	2,989
Losses (gains) recognized on investments	36	(76)
Share-based compensation	3,992	3,064
Changes in certain operating assets and liabilities:
Trade accounts receivable	(25,910)	(29,884)
Income taxes receivable	1,686	—
Prepaid expenses and other	(6,720)	(2,706)
Accounts payable	(702)	(911)
Accrued payroll, payroll taxes and related benefits	13,079	29,157
Other accrued liabilities	(772)	(267)
Income taxes payable	2,429	3,740
Workers' compensation claims liabilities	35,391	38,163
Safety incentives liability	68	2,724
Customer deposits, long-term liabilities and other assets, net	(109)	(150)
Net cash provided by operating activities	46,902	60,527
Cash flows from investing activities:
Purchase of property and equipment	(4,442)	(2,612)
Purchase of investments	(1,688)	(3,559)
Proceeds from sales and maturities of investments	1,481	7,889
Purchase of restricted investments	(103,861)	(363,680)
Proceeds from sales and maturities of restricted investments	54,819	53,039
Net cash used in investing activities	(53,691)	(308,923)
Cash flows from financing activities:
Proceeds from credit-line borrowings	8,500	24,899
Payments on credit-line borrowings	(8,500)	(24,899)
Payments on long-term debt	(165)	(166)
Common stock repurchased on vesting of restricted stock units	(2,952)	(1,666)
Dividends paid	(5,499)	(5,449)
Proceeds from exercise of stock options and vesting of restricted stock units	324	148
Net cash used in financing activities	(8,292)	(7,133)
Net decrease in cash, cash equivalents and restricted cash	(15,081)	(255,529)
Cash, cash equivalents and restricted cash, beginning of period	120,205	341,330
Cash, cash equivalents and restricted cash, end of period	$105,124	$85,801

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

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes and workers’ compensation costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, employee benefits, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers’ compensation costs consist primarily of claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, risk manager payroll, premiums for excess insurance, and the fronted insurance program, as well as costs associated with operating our two wholly owned insurance companies, Associated Insurance Company for Excess (“AICE”) and Ecole Insurance Company (“Ecole”).

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

Investments

The Company classifies investments as trading or available-for-sale. We had no trading securities at September 30, 2018 and December 31, 2017. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Investments are recorded as current and noncurrent on the condensed consolidated balance sheets based on maturity date. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of investments are included in investment income in our condensed consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the condensed consolidated statements of operations.

Restricted cash and investments

The Company holds restricted cash and investments primarily for the future payment of workers’ compensation claims. Restricted investments have been categorized as available-for-sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Restricted cash and investments are classified as current and noncurrent on the condensed consolidated balance sheets based on the nature of the restriction. Management considers available evidence in evaluating potential impairment of restricted investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of restricted investments are included in investment income in our condensed consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the condensed consolidated statements of operations.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $482,000 and $265,000 at September 30, 2018 and December 31, 2017, respectively.  We make estimates of the collectability of our accounts receivable for services provided to our customers.  Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Workers’ compensation claims liabilities

Our workers’ compensation claims liabilities do not represent an exact calculation of liability but rather management’s best estimate, utilizing actuarial expertise and projection techniques, at a given reporting date. The estimated liability for open workers’ compensation claims is based on an evaluation of information provided by our third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse loss development with respect to reported claims and incurred but not reported claims (together, “IBNR”). Workers’ compensation claims liabilities included case reserve estimates for reported losses, plus additional amounts for estimated IBNR claims, MCC and legal costs, and unallocated loss adjustment expenses. The estimate of incurred costs expected to be paid within one year is included in current liabilities, while the estimate of incurred costs expected to be paid beyond one year is included in long-term liabilities on our condensed consolidated balance sheets. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

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

Safety incentives

Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by our third party administrator. The Company provided $28.6 million and $28.5 million at September 30, 2018 and December 31, 2017, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid during the nine months ended September 30, 2018 totaled $1.8 million, and primarily related to prepaid fees for the Company’s letter of credit. Interest paid during the nine months ended September 30, 2017 did not materially differ from interest expense. Income taxes paid during the nine months ended September 30, 2018 totaled $0.1 million. Income taxes paid during the nine months ended September 30, 2017 totaled $2.5 million.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$34,975	$59,835
Restricted cash, included in restricted cash and investments	70,149	60,370
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$105,124	$120,205

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average number of basic shares outstanding	7,369	7,296	7,327	7,266
Effect of dilutive securities	274	231	325	273
Weighted average number of diluted shares outstanding	7,643	7,527	7,652	7,539

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The Company is currently evaluating the standard but expects it to have an impact on the Company’s assets and liabilities on the condensed consolidated balance sheets.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We have retrospectively adopted this standard effective January 1, 2018. The Company’s balance of restricted cash and restricted cash equivalents was $70.1 million, $60.4 million, $50.2 million and $290.6 million for the periods ended September 30, 2018, December 31, 2017, September 30, 2017 and December 31, 2016, respectively. The adoption of the guidance also requires us to reconcile our cash balance on the condensed consolidated statements of cash flows to the cash balance presented on the condensed consolidated balance sheets. See “Statements of cash flows” within “Note 1 - Basis of Presentation of Interim Period Statements” for these disclosures.

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at September 30, 2018 and December 31, 2017 measured at fair value on a recurring basis (in thousands):

	September 30, 2018			December 31, 2017
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$61	$—	$61	$121	$—	$121
U.S. treasuries	—	—	—	100	—	100
Total cash equivalents	61	—	61	221	—	221
Investments:
U.S. treasuries	346	(1)	345	199	—	199
Corporate bonds	45	—	45	400	—	400
U.S. government agency securities	5	—	5	65	—	65
Municipal bonds	—	—	—	10	—	10
Total current investments	396	(1)	395	674	—	674
Long term:
Investments:
U.S. treasuries	745	(10)	735	202	(2)	200
Mortgage backed securities	501	(18)	483	577	(5)	572
Corporate bonds	383	(11)	372	419	(2)	417
U.S. government agency securities	50	(1)	49	—	—	—
Asset backed securities	10	—	10	10	—	10
Total long term investments	1,689	(40)	1,649	1,208	(9)	1,199
Restricted cash and investments (1):
Corporate bonds	187,203	(4,673)	182,530	184,808	(953)	183,855
Mortgage backed securities	93,211	(3,178)	90,033	86,240	(595)	85,645
U.S. treasuries	54,296	(492)	53,804	45,833	(143)	45,690
U.S. government agency securities	45,570	(1,785)	43,785	38,168	(222)	37,946
Supranational bonds	4,764	(67)	4,697	—	—	—
Money market funds	416	—	416	16,018	—	16,018
Municipal bonds	80	—	80	472	(14)	458
Asset backed securities	75	(1)	74	—	—	—
Commercial paper	—	—	—	18,973	—	18,973
Total restricted cash and investments	385,615	(10,196)	375,419	390,512	(1,927)	388,585
Total investments	$387,761	$(10,237)	$377,524	$392,615	$(1,936)	$390,679

(1) Included in restricted cash and investments within the condensed consolidated balance sheet as of September 30, 2018 is restricted cash of $70.0 million, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at September 30, 2018 and December 31, 2017 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	September 30, 2018			December 31, 2017
	Total			Total
	Recorded			Recorded
	Basis	Level 2	Other (1)	Basis	Level 2	Other (1)
Cash equivalents:
Money market funds	$61	$—	$61	$121	$—	$121
U.S. treasuries	—	—	—	100	100	—
Investments:
U.S. treasuries	1,080	1,080	—	399	399	—
Mortgage backed securities	483	483	—	572	572	—
Corporate bonds	417	417	—	817	817	—
U.S. government agency securities	54	54	—	65	65	—
Asset backed securities	10	10	—	10	10	—
Municipal bonds	—	—	—	10	10	—
Restricted cash and investments:
Corporate bonds	182,530	182,530	—	183,855	183,855	—
Mortgage backed securities	90,033	90,033	—	85,645	85,645	—
U.S. treasuries	53,804	53,804	—	45,690	45,690	—
U.S. government agency securities	43,785	43,785	—	37,946	37,946	—
Supranational bonds	4,697	4,697	—	—	—	—
Money market funds	416	—	416	16,018	—	16,018
Municipal bonds	80	80	—	458	458	—
Asset backed securities	74	74	—	—	—	—
Commercial paper	—	—	—	18,973	18,973	—
Total investments	$377,524	$377,047	$477	$390,679	$374,540	$16,139

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

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning balance
Workers' compensation claims liabilities	$390,814	$330,079	$363,517	$312,537
Add: claims expense accrual
Current period	37,784	39,316	116,803	112,469
Prior periods	(2,327)	(280)	(2,333)	4,984
	35,457	39,036	114,470	117,453
Less: claim payments related to
Current period	7,502	6,082	13,783	11,362
Prior periods	19,905	18,466	65,296	67,928
	27,407	24,548	79,079	79,290

Add: Change in claims incurred in excess of retention limits	(26)	118	(70)	(6,015)

Ending balance
Workers' compensation claims liabilities	$398,838	$344,685	$398,838	$344,685
Incurred but not reported (IBNR)	$246,174	$177,166	$246,174	$177,166

Ratio of IBNR to workers' compensation claims liabilities	62%	51%	62%	51%

The Company is a self-insured employer with respect to workers' compensation coverage for all of its employees (including employees co-employed through our client service agreements) working in Colorado, Maryland and Oregon, except as described below. In the state of Washington, state law allows only the Company's staffing services and internal management employees to be covered under the Company's self-insured workers' compensation program. The Company also operates a wholly owned, fully licensed insurance company, Ecole, which provides workers’ compensation coverage to the Company’s employees working in Arizona, Utah and Nevada. The Company maintains additional reinsurance coverage for Ecole with Chubb Limited (“Chubb”), for losses above $5.0 million per occurrence.

The Company obtains policies from Chubb for all California-based clients along with clients in Delaware, Virginia, Pennsylvania, North Carolina, New Jersey, West Virginia, Idaho and the District of Columbia. The arrangement with Chubb, known as a fronted program, provides BBSI a licensed, admitted insurance carrier to issue policies on behalf of BBSI. The risk of loss up to the first $5.0 million per occurrence is retained by BBSI through various agreements. Chubb assumes credit risk should BBSI be unable to satisfy its indemnification obligations.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into trust accounts (the “Chubb trust accounts”) to be used for the payment of future claims. The balance in the Chubb trust accounts was $430.0 million and $380.6 million at September 30, 2018 and December 31, 2017, respectively. The Chubb trust accounts’ balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified investment balances or other financial instruments totaling $85.2 million and $96.8 million at September 30, 2018 and December 31, 2017, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At September 30, 2018, the Company provided surety bonds and standby letters of credit totaling $85.2 million, including a California requirement of $70.6 million.

The Company provided a total of $398.8 million and $363.5 million at September 30, 2018 and December 31, 2017, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $2.9 million and $3.0 million at September 30, 2018 and December 31, 2017, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from excess insurance carriers of $2.9 million and $3.0 million at September 30, 2018 and December 31, 2017, respectively, included in other assets on the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains a credit agreement (the “Agreement”) with the Bank. The Agreement provides a revolving credit line in the amount of $28.0 million effective July 1, 2018 and expires on July 1, 2020. The Agreement also provides a $7.5 million sublimit for standby letters of credit effective July 1, 2018. Of the $7.5 million sublimit for standby letters of credit, $5.9 million was used at September 30, 2018.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at September 30, 2018 and December 31, 2017. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

In June 2018, as part of the Company’s workers’ compensation insurance program restructure with Chubb, the Agreement was amended to provide for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2019, subject to automatic renewal in specified circumstances.

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

The Agreement also contains customary events of default.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At September 30, 2018, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.2 million and  $4.4 million at September 30, 2018 and December 31, 2017, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

Note 5 – Income Taxes

The Company's interim tax expense is based upon the estimated annual effective tax rate for the respective year. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Pursuant to Staff Accounting Bulletin No. 118, the Company recorded certain provisional amounts for estimated income tax effects of the Tax Act on deferred income taxes. The Company made no adjustments to the provisional amounts recorded during the nine months ended September 30, 2018. We will recognize any changes to provisional amounts as we continue to analyze the existing statute or as additional guidance becomes available. We expect to complete our analysis of the provisional amounts by the end of 2018.

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed.  One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters.  The Company was in a cumulative income position for the 12 quarters ended September 30, 2018.

The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014.

Note 6 – Litigation

BBSI received a subpoena from the San Francisco office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) in April 2016 in connection with the SEC’s inquiry into reported errors in our financial statements. The Company previously received a subpoena from the SEC in May 2015 in connection with the SEC’s investigation of the Company’s accounting policies with regard to its workers’ compensation reserves. During the third quarter of 2018, BBSI reached an agreement with the Division of Enforcement staff for a full resolution of this matter. The settlement agreement included a civil penalty in the amount of $1.5 million, which was fully accrued for and included in other accrued liabilities on the condensed consolidated balance sheets at June 30, 2018 and subsequently paid in September 2018.

In June 2016, BBSI was advised by the United States Department of Justice that it had commenced an investigation. In September of 2018 the U.S. Attorney’s Office for the Western District of Washington announced criminal charges against BBSI’s prior CFO. This is an action solely against the prior CFO, and the Company continues to cooperate with the investigation.

On June 17, 2015, Daniel Salinas (“Salinas”) filed a shareholder derivative lawsuit against BBSI and certain of its officers and directors in the Circuit Court for Baltimore City, Maryland. The complaint alleges breaches of fiduciary duty, unjust enrichment and other violations of law and seeks recovery of various damages, including the costs and expenses incurred in connection with BBSI’s reserve strengthening process, reserve study and consultants, the cost of stock repurchases by BBSI in October 2014, compensation paid to BBSI’s officers, and costs of negotiating BBSI’s credit facility with its principal lender, as well as the proceeds of sales of stock by certain of BBSI’s officers and directors during 2013 and 2014. On September 28, 2015, BBSI and the individual defendants filed motions to dismiss the derivative suit and a motion to stay pending resolution of another lawsuit which was settled in the fourth quarter of 2016. On December 4, 2015, Salinas filed an opposition to each motion. On January 27, 2016, the defendants filed a reply to the opposition brief. On February 11, 2016, Judge Michel Pierson heard oral argument on the motions. A decision has not been issued. Management is unable to estimate the probability or the potential range of loss arising from this action.

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

Business Organization. We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and comprise senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety and various types of administration, including payroll. These teams are responsible for growth of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 24 states and the District of Columbia through a network of 61 branch locations in California, Oregon, Utah, Washington, Idaho, Arizona, Colorado, Maryland, North Carolina, Nevada, Delaware, Pennsylvania and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
Revenues:
Professional employer service fees	$206,320	83.4%	$197,388	82.2%	$592,559	84.3%	$557,315	82.5%
Staffing services	40,967	16.6	42,747	17.8	110,307	15.7	118,391	17.5
Total revenues	247,287	100.0	240,135	100.0	702,866	100.0	675,706	100.0
Cost of revenues:
Direct payroll costs	30,842	12.5	31,986	13.3	83,265	11.9	89,182	13.2
Payroll taxes and benefits	100,348	40.6	94,922	39.6	322,784	45.9	304,268	45.0
Workers’ compensation	56,412	22.8	58,310	24.3	172,388	24.5	172,675	25.6
Total cost of revenues	187,602	75.9	185,218	77.2	578,437	82.4	566,125	83.8
Gross margin	59,685	24.1	54,917	22.8	124,429	17.6	109,581	16.2
Selling, general and administrative expenses	36,670	14.8	33,925	14.2	101,713	14.5	88,595	13.0
Depreciation and amortization	949	0.4	1,062	0.4	3,228	0.5	2,989	0.4
Income from operations	22,066	8.9	19,930	8.2	19,488	2.6	17,997	2.8
Other income, net	1,780	0.7	1,514	0.6	5,896	0.8	2,915	0.4
Income before income taxes	23,846	9.6	21,444	8.8	25,384	3.5	20,912	3.2
Provision for income taxes	4,759	1.9	6,659	2.8	4,178	0.6	6,228	0.9
Net income	$19,087	7.7%	$14,785	6.0%	$21,206	2.9%	$14,684	2.3%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billing amounts and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billing and wage information for the three and nine months ended September 30, 2018 and 2017.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Gross billings	$1,447,852	$1,371,212	$4,147,179	$3,869,299
PEO and staffing wages	$1,222,617	$1,154,012	$3,503,184	$3,258,993

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Workers' compensation	$56,412	$58,310	$172,388	$172,674
Safety incentive costs	8,790	9,051	24,394	23,783
Non-GAAP gross workers' compensation	$65,202	$67,361	$196,782	$196,457

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
PEO and staffing wages	84.4%	84.2%	84.5%	84.2%
Payroll taxes and benefits	6.9%	6.9%	7.8%	7.9%
Non-GAAP gross workers' compensation	4.5%	4.9%	4.7%	5.1%

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

Three Months Ended September 30, 2018 and 2017

Net income for the third quarter of 2018 amounted to $19.1 million compared to net income of $14.8 million for the third quarter of 2017. Diluted income per share for the third quarter of 2018 was $2.50 compared to diluted income per share of $1.96 for the third quarter of 2017.

Revenues for the third quarter of 2018 totaled $247.3 million, an increase of $7.2 million or 3.0% over the third quarter of 2017, which reflects an increase in the Company’s professional employer service fee revenue of $8.9 million or 4.5% and a decrease in staffing services revenue of $1.8 million or 4.2%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the third quarter of 2018 exceeded business lost from former customers. Gross billings for PEO services to continuing customers increased 4.7% compared to the third quarter of 2017. This growth was primarily the result of increases in employee headcount and hours worked. The decrease in staffing services revenue was due primarily to tight labor market conditions during the 2018 period.

Direct payroll costs for the third quarter of 2018 totaled $30.8 million or 12.5% of revenue compared to $32.0 million or 13.3% of revenue for the third quarter of 2017. The decrease in direct payroll costs as a percentage of revenues was primarily due to the relative increase in professional employer services within the mix of our customer base compared to the third quarter of 2017.

Payroll taxes and benefits for the third quarter of 2018 totaled $100.3 million or 40.6% of revenue compared to $94.9 million or 39.6% of revenue for the third quarter of 2017. The increase in payroll taxes and benefits as a percentage of revenues was primarily due to the relative increase in PEO services within the mix of our customer base compared to the third quarter of 2017.

Workers’ compensation expense for the third quarter of 2018 totaled $56.4 million or 22.8% of revenue compared to $58.3 million or 24.3% of revenue for the third quarter of 2017. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to a favorable adjustment of $2.3 million related to prior period claims during the quarter.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2018 totaled $36.7 million or 14.8% of revenue compared to $33.9 million or 14.2% of revenue for the third quarter of 2017. The increase was primarily attributable to an increase in employee-related expenses.

Other income, net for the third quarter of 2018 was $1.8 million as compared to other income of $1.5 million for the third quarter of 2017. The change was primarily attributable to an increase in investment income in the third quarter of 2018.

Our effective income tax rate for the third quarter of 2018 was 20.0%, compared to 31.1% for the third quarter of 2017. Our income tax rate typically differs from the federal statutory tax rate of 21% in 2018 and 35% in 2017, primarily due to state taxes and federal and state tax credits.

Nine Months Ended September 30, 2018 and 2017

Net income for the first nine months of 2018 amounted to $21.2 million compared to net income of $14.7 million for the first nine months of 2017. Diluted income per share for the first nine months of 2018 was $2.77 compared to diluted income per share of $1.95 for the first nine months of 2017.

Revenues for the first nine months of 2018 totaled $702.9 million, an increase of $27.2 million or 4.0% over the first nine months of 2017, which reflects an increase in the Company’s professional employer service fee revenue of $35.2 million or 6.3% and a decrease in staffing services revenue of $8.1 million or 6.8%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the first nine months of 2018 exceeded business lost from former customers.  Gross billings for PEO services to continuing customers increased 5.5% compared to the first nine months of 2017, primarily resulting from increases in employee headcount and hours worked. The decrease in staffing services revenue was due primarily to tight labor market conditions during the 2018 period.

Direct payroll costs for the first nine months of 2018 totaled $83.3 million or 11.9% of revenue compared to $89.2 million or 13.2% of revenue for the first nine months of 2017. The decrease in direct payroll costs as a percentage of revenue was primarily due to the relative increase in professional employer services within the mix of our customer base compared to the first nine months of 2017.

Payroll taxes and benefits for the first nine months of 2018 totaled $322.8 million or 45.9% of revenue compared to $304.3 million or 45.0% of revenue for the first nine months of 2017.  The increase in payroll taxes and benefits as a percentage of revenue was primarily due to the relative increase in professional employer services within the mix of our customer base compared to the first nine months of 2017.

Workers’ compensation expense for the first nine months of 2018 totaled $172.4 million or 24.5% of revenue compared to $172.7 million or 25.6% of revenue for the first nine months of 2017. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to a $2.3 million favorable adjustment to prior period claims in the first nine months of 2018, compared to an unfavorable adjustment of $5.0 million in the first nine months of 2017.

SG&A expenses for the first nine months of 2018 totaled $101.7 million or 14.5% of revenue compared to $88.6 million or 13.0% of revenue for the first nine months of 2017. The increase was primarily attributable to an increase in employee related expenses as well as an increase in litigation expense related to the SEC settlement.

Other income, net for the first nine months of 2018 was $5.9 million as compared to $2.9 million for the first nine months of 2017. The change was primarily attributable to an increase in investment income.

Our effective income tax rate for the first nine months of 2018 was 16.5%, compared to 29.8% for the first nine months of 2017.  Our income tax rate typically differs from the federal statutory tax rate of 21% in 2018 and 35% in 2017, primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $105.1 million, which includes cash, cash equivalents, and restricted cash, decreased $15.1 million for the nine months ended September 30, 2018, compared to a decrease of $255.4 million for the comparable period of 2017. The decrease in cash at September 30, 2018 as compared to December 31, 2017 was primarily due to purchases of restricted investments.

Net cash provided by operating activities for the nine months ended September 30, 2018 was $46.9 million, compared to net cash provided of $60.5 million for the comparable period of 2017. For the nine months ended September 30, 2018, cash flow from operating activities was primarily due to net income of $21.2 million, increased workers’ compensation claims liabilities of $35.4 million, and increased accrued payroll, payroll taxes and related benefits of $13.1 million, offset by increased trade accounts receivable of $25.9 million.

Net cash used in investing activities for the nine months ended September 30, 2018 was $53.7 million, compared to net cash used of $308.9 million for the comparable period of 2017. For the nine months ended September 30, 2018, cash used in investing activities consisted primarily of purchases of investments and restricted investments of $105.5 million, partially offset by proceeds from sales and maturities of investments and restricted investments of $56.3 million.

Net cash used in financing activities for the nine months ended September 30, 2018 was $8.3 million, compared to net cash used of $7.1 million for the comparable period of 2017. For the nine months ended September 30, 2018, cash was primarily used for dividend payments of $5.5 million and common stock repurchased on vesting of restricted stock units of $3.0 million.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified financial instruments totaling $85.2 million at September 30, 2018 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At September 30, 2018, the Company provided surety bonds and standby letters of credit totaling $85.2 million, including a California requirement of $70.6 million. Management expects the surety bonds and letters of credit to decrease over time as a result of a declining self-insured liability in California. The Company’s self-insured status in California ended on December 31, 2014.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into trust accounts (the “Chubb trust accounts”) to be used for the payment of future claims. The balance in the Chubb trust accounts was $430.0 million and $380.6 million at September 30, 2018 and December 31, 2017, respectively. Included within the Chubb trust account at September 30, 2018, is $62.6 million of restricted cash. The restricted cash accrues interest at the 3-month Treasury bill yield rate plus 0.25%. The Chubb trust accounts’ balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

The Company maintains a credit agreement (the “Agreement”) with the Bank. The Agreement provides for a revolving credit line in the amount of $28.0 million effective July 1, 2018 and expires on July 1, 2020. The Agreement also provides a $7.5 million sublimit for standby letters of credit effective September 30, 2018. Of the $7.5 million sublimit for standby letters of credit, $5.9 million was used at September 30, 2018.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at September 30, 2018 and December 31, 2017. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

In June 2018, as part of the Company’s workers’ compensation insurance program restructure with Chubb, the Agreement was amended to provide for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2019, subject to automatic renewal in specified circumstances.

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

The Agreement also contains customary events of default.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At September 30, 2018, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.2 million and $4.4 million at September 30, 2018 and December 31, 2017, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

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

Forward-Looking Information

Statements in this report include forward-looking statements which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the effect of changes in our mix of services on gross margin, the effect of tight labor market conditions, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, the effects of recent federal tax legislation, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our fronted insurance program with Chubb, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, litigation costs, the effect of changes in the interest rate environment on the value of our investment securities and long-term debt, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions.

All of our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include our ability to retain current clients and attract new clients, difficulties associated with integrating clients into our operations, economic trends in our service areas, the potential for material deviations from expected future workers’ compensation claims experience, the workers’ compensation regulatory environment in our primary markets, security breaches or failures in the Company’s information technology systems, collectability of accounts receivable, the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results), the impact of the Patient Protection and Affordable Care Act and escalating medical costs on our business, the effect of conditions in the global capital markets on our investment portfolio, and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our fronted insurance program. Additional risk factors affecting our business are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 6, 2018. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt. Outstanding debt totaled approximately $4.2 million at September 30, 2018. Based on the Company’s overall interest exposure at September 30, 2018, a 50 basis point increase in market interest rates would have a $6.2 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: November 7, 2018	By:	/s/ Gary E. Kramer
Gary E. Kramer
Vice President-Finance, Treasurer and Secretary