Form 10-K
period 2018-12-31
BARRETT BUSINESS SERVICES INC
filed 2019-03-05
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $680,078,278 at June 30, 2018

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at March 1, 2019
Common Stock, Par Value $.01 Per Share	7,407,504 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are hereby incorporated by reference in Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2018 ANNUAL REPORT ON FORM 10-K

PART I

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

Business Organization

We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and comprise senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety, and various types of administration, including payroll. These teams are responsible for growth of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 25 states and the District of Columbia through a network of 62 branch locations in California, Oregon, Utah, Washington, Colorado, Idaho, Arizona, Maryland, North Carolina, Nevada, Delaware, Pennsylvania and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

Services Overview

BBSI’s core purpose is to advocate for business owners, particularly in the small and mid-sized business segment. Our evolution from an entrepreneurially run company to a professionally managed organization has helped to form our view that all businesses experience inflection points at key stages of growth. The insights gained through our own growth, along with the trends we see in working with more than 6,400 companies each day, define our approach to guiding business owners through the challenges associated with being an employer. BBSI’s business teams align with each business owner client through a structured three-tiered progression. In doing so, business teams focus on the objectives of each business owner and deliver planning, guidance and resources in support of those objectives.

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

PEO

We enter into a client services agreement to establish a co-employment relationship with each client company, assuming responsibility for payroll, payroll taxes, workers’ compensation coverage (if elected) and certain other administrative functions for the client’s existing workforce. The client maintains physical care, custody and control of their workforce, including the authority to hire and terminate employees. During 2018, we supported in excess of 6,400 PEO clients with approximately 195,000 employees. This compares to more than 5,600 PEO clients and approximately 188,000 employees during 2017.

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

We have client services agreements with a diverse array of customers, including electronics manufacturers, various light-manufacturing industries, agriculture-based companies, transportation and shipping enterprises, food processors, telecommunications companies, public utilities, general contractors in various construction-related fields, and professional services firms. None of our clients individually represented more than 1% of our total revenues in 2018.

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

The Company obtains policies from Chubb for all clients in California, Delaware, Virginia, Pennsylvania, North Carolina, New Jersey, West Virginia, Idaho, Nevada and the District of Columbia. The arrangement with Chubb, known as a fronted program, provides BBSI a licensed, admitted insurance carrier to issue policies on behalf of BBSI. The risk of loss up to the first $5.0 million per occurrence is retained by BBSI through various agreements. Chubb assumes credit risk should BBSI be unable to satisfy its indemnification obligations.

The Company’s wholly owned, fully licensed captive insurance company incorporated in Arizona, Associated Insurance Company for Excess (“AICE”), provides reinsurance coverage up to $5.0 million per occurrence, except in Maryland and Colorado, where our retention per occurrence is $1.0 million and $2.0 million, respectively. The Company maintains excess workers’ compensation insurance coverage with Chubb between $5.0 million and statutory limits per occurrence, except in Maryland, where coverage with Chubb is between $1.0 million and statutory limits per occurrence, and in Colorado, where the coverage with Chubb is between $2.0 million and statutory limits per occurrence.

The Company also operates a wholly owned, fully licensed insurance company, Ecole, which provides workers’ compensation coverage to the Company’s employees working in Arizona and Utah. The Company maintains additional reinsurance coverage for Ecole with Chubb Limited (“Chubb”), for losses above $5.0 million per occurrence.

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

Employees and Employee Benefits

At December 31, 2018, we had 122,958 total employees, including 115,188 employees under our client service agreements, 7,019 staffing services employees, 746 managerial, sales and administrative employees (together, “management employees”), and 5 executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. We believe our employee relations are good.

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

Certain highly compensated employees of the Company are allowed to participate in a nonqualified deferred compensation plan. Under the plan, participants are permitted to defer receipt for income tax purposes of up to 90% of salary and up to 100% of any incentive bonus. Participants earn a return on their deferred compensation based on investment earnings of participant-selected investments. As an incentive to participate in the plan, the Company awards restricted stock units with a value equal to 35% of the amount deferred under the plan, up to a maximum of $75,000 per year. The restricted stock units vest in full on the fifth anniversary of the grant date, contingent on the continued employment of the participant.

The Company established a Rabbi trust under which compensation deferred by participants is deposited and held separately from the Company's other assets, subject to the claims of the Company's creditors in the event of its bankruptcy or insolvency.

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

We maintain our consolidated retention at $5.0 million per occurrence, except in Maryland and Colorado where our retention is at $1.0 million and $2.0 million per occurrence, respectively, due to regulatory requirements. The Company maintains its excess workers’ compensation insurance coverage with Chubb through our AICE subsidiary. Additionally, Ecole’s retention is at $5.0 million per occurrence for coverage in Arizona and Utah. Thus, the Company has financial risk for most workers' compensation claims under $5.0 million on a per occurrence basis. This level of per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results and financial condition.

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

Our arrangement with Chubb to provide workers’ compensation coverage to BBSI’s PEO clients in California, Delaware, Virginia, Pennsylvania, North Carolina, New Jersey, West Virginia, Idaho, Nevada and the District of Columbia extends through June 30, 2019, with the possibility of additional annual renewals. If Chubb is unwilling or unable to renew our arrangement in the future, we would need to seek alternative coverage. If replacement coverage were unavailable or available only on significantly less favorable terms, our business and results of operations would be materially adversely affected.

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

We seek to hold a diversified portfolio of high-quality investments that is managed by a professional investment advisory firm in accordance with our investment policy and routinely reviewed by management and approved by our risk management committee. However, our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities, including credit, interest rate and liquidity risks. Our portfolio consists primarily of debt securities and is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities. Although our investment strategy is designed to preserve our capital, we cannot be certain that our investment objectives will be achieved, and we could incur substantial realized and unrealized investment losses in future periods.

We may be unable to draw on our revolving credit facility in the future.

As discussed in more detail in “Note 6 - Revolving Credit Facility and Long-Term Debt” to the consolidated financial statements incorporated into Item 8 of Part II of this report, our Credit Agreement with our principal bank, Wells Fargo Bank, National Association (the “Bank”), which expires July 1, 2020, provides for a revolving credit facility with a borrowing capacity of up to $28.0 million at December 31, 2018, to be used to finance working capital. There was no outstanding balance at that date. The Credit Agreement includes a standby letter of credit agreement providing for a sublimit of approximately $7.5 million in unsecured letters of credit, as well as a mortgage loan with a balance of approximately $4.2 million secured by our company office building in Vancouver, Washington.

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

Our California operations accounted for approximately 79% of our total revenues in 2018. As a result of the current importance of our California operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in California. If California experiences an economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business or limits our competitive advantages, our profitability and growth prospects may be materially adversely affected.

In order to continue to grow revenues, we are dependent on retaining current clients and attracting new clients.

The Company’s revenue growth can be volatile and is dependent on same customer sales and the addition of new clients. Revenues increased 2.2% in 2018 and 9.5% in 2017. There can be no assurance that we will continue to grow revenues at or near current rates of growth. Maintaining growth rates becomes increasingly difficult as the size of the Company increases. Efforts to achieve business growth intensifies pressure on retaining current clients and attracting increasing numbers of new clients.

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

Our success depends in part on our ability to maintain our reputation for providing excellent service to our customers. Service quality issues, whether actual or perceived, and even when false or unfounded, could tarnish the image of our brand and may cause customers to use other companies. Also, adverse publicity surrounding labor relations, data breaches, SEC investigations, securities class actions and the like, could negatively affect our overall reputation. Damage to our reputation could reduce demand for our services and thus have an adverse effect on our business, financial condition and results of operations.

Our staffing business is vulnerable to economic fluctuations.

Demand for our staffing services is sensitive to changes in the level of economic activity in the regions in which we do business. As economic activity slows down, companies often reduce their use of temporary employees before undertaking layoffs of permanent staff, resulting in decreased demand for staffing services. During strong economic periods, on the other hand, we often experience shortages of qualified employees to meet customer needs, as occurred during 2018.

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

The tax status of our insurance subsidiaries could be challenged by taxing authorities resulting in increased or accelerated income tax payments.

In conjunction with our workers’ compensation program, we operate two wholly owned insurance subsidiaries, AICE and Ecole. We treat the two subsidiaries as insurance companies for federal and state income tax purposes. If the Internal Revenue Service or a state taxing authority were to determine that the subsidiaries do not qualify as insurance companies, in which insurance reserves are currently deductible, we could be required to make accelerated income tax payments that we otherwise would have deferred until future periods.

Our wholly owned insurance companies are subject to substantial government regulation.

Our wholly owned insurance companies are primarily regulated by state insurance commissioners. Such regulation includes monitoring the financial status of these companies, approving policies and premium rates, maintaining requirements for capital surplus and types of investments, and approving any significant changes to the legal or operating structure of these entities. State regulators can also impose taxes and other fees on insurance companies under their jurisdiction. These regulations may restrict our ability to operate these companies in the manner we believe is best, which could increase the cost of our operations, restrict our access to insurance coverage or adversely affect our liquidity.

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

The market price of our Common Stock has been, and may continue to be, volatile for the foreseeable future. Important factors that may cause our trading price to decline include the factors listed below and other factors that may have a material adverse effect on our business or financial results, including those described above in this “Risk Factors” section:

•	actual or anticipated fluctuations in our results of operations, including a significant slowdown in our revenue growth or material increase in our workers’ compensation expense;
•	our failure to maintain effective internal control over financial reporting or otherwise discover material errors in our financial reporting;
•	imposition of significant fines or penalties or other adverse action by regulatory authorities against the Company;
•	adverse developments in legal proceedings involving claims against the Company;
•	our failure to meet financial projections or achieve financial results anticipated by analysts; or
•	changes in our board of directors or management.

Maryland law and our Charter and bylaws contain provisions that could make the takeover of the Company more difficult.

Certain provisions of Maryland law and our Charter and bylaws could have the effect of delaying or preventing a third party from acquiring the Company, even if a change in control would be beneficial to our stockholders. These provisions of our Charter and bylaws permit the Board of Directors to issue up to 500,000 shares of preferred stock with such rights and preferences, including voting rights, as the Board may establish, without further approval by the Company's stockholders, which could also adversely affect the voting power of holders of our Common Stock.

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

We operate through 62 branch offices. The following table shows the number of locations in each state in which we have offices. We also lease office space in other locations in our market areas which we use to recruit and place employees.

Number of Branch
Offices	Locations
California	24
Oregon	11
Utah	5
Washington	5
Colorado	3
Idaho	3
Arizona	2
Maryland	2
North Carolina	2
Nevada	2
Delaware	1
Pennsylvania	1
Virginia	1

We lease office space for our branch offices. At December 31, 2018, our leases had expiration dates ranging from less than one year to seven years. Our corporate headquarters occupies approximately 73 percent of the 65,300 square foot building we own in Vancouver, Washington.

Item 3.	LEGAL PROCEEDINGS

BBSI is not subject to material legal proceedings and claims other than those which arise in the ordinary course of our business, except for those matters discussed in “Note 12 - Litigation” to the consolidated financial statements incorporated into Item 8 of Part II of this report.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the "Common Stock") trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol "BBSI."  At March 1, 2019, there were 25 stockholders of record and approximately 3,658 beneficial owners of the Common Stock.

The following table presents the high and low sales prices of the Common Stock and cash dividends paid for each quarterly period during the last two fiscal years, as reported by The Nasdaq Stock Market. Any future determination as to the payment of dividends will be made at the discretion of the Board and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board deems relevant. Under its credit agreement with its principal bank lender, the Company’s ability to pay dividends on its common stock is limited. See “Note 6 - Revolving Credit Facility and Long-Term Debt” to the consolidated financial statements, incorporated into Item 8 of Part II of this report for additional information.

			Cash Dividends
	High	Low	Declared
2017
First Quarter	$66.64	$50.56	$0.25
Second Quarter	60.35	52.95	0.25
Third Quarter	59.50	44.52	0.25
Fourth Quarter	69.32	54.41	0.25
2018
First Quarter	$89.87	$56.10	$0.25
Second Quarter	97.86	79.37	0.25
Third Quarter	98.76	62.30	0.25
Fourth Quarter	77.37	53.10	0.25

The Company maintains a Board-approved stock repurchase program which originally authorized up to 3.0 million shares of the Company’s Common Stock to be repurchased from time to time in open market purchases. The repurchase program allowed for the repurchase of approximately 1.1 million shares as of December 31, 2018. No repurchases were made during the quarter ended December 31, 2018.

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2013 until December 31, 2018, for our Common Stock, The Nasdaq Composite Index, and the S&P 1500 Human Resource & Employment Services Index, a published industry index that is considered reflective of the Company’s peers.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2013 in our Common Stock and the indexes shown, and that dividends are reinvested. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/13	12/14	12/15	12/16	12/17	12/18

Barrett Business Services, Inc.	100.00	30.12	48.98	73.76	75.50	67.88
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
S&P 1500 Human Resource & Employment Services index	100.00	104.57	108.13	119.90	153.45	129.80

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
(In thousands, except per share data)
Statement of operations:
Revenues:
Professional employer service fees	$793,399	$758,046	$673,924	$572,286	$470,522
Staffing services	$147,299	162,386	166,662	168,555	165,833
Total revenues	940,698	920,432	840,586	740,841	636,355
Cost of revenues:
Direct payroll costs	111,443	122,533	126,753	127,964	126,399
Payroll taxes and benefits	407,003	404,687	357,867	312,284	263,100
Workers' compensation	235,579	234,681	210,430	171,137	213,451
Total cost of revenues	754,025	761,901	695,050	611,385	602,950
Gross margin	186,673	158,531	145,536	129,456	33,405
Selling, general and administrative expenses	145,465	123,138	113,342	90,177	74,065
Depreciation and amortization	4,219	5,452	3,253	2,851	2,506
Income (loss) from operations	36,989	29,941	28,941	36,428	(43,166)
Other income (expense):
Investment income, net	9,077	4,668	956	771	543
Interest expense	(1,052)	(313)	(807)	(1,965)	(173)
Loss on litigation	—	—	(3,544)	—	—
Other, net	(245)	82	40	(88)	152
Other income (expense), net	7,780	4,437	(3,355)	(1,282)	522
Income (loss) before income taxes	44,769	34,378	25,586	35,146	(42,644)
Provision for (benefit from) income taxes	6,707	9,208	6,787	9,652	(17,098)
Net income (loss)	$38,062	$25,170	$18,799	$25,494	$(25,546)
Basic income (loss) per common share	$5.18	$3.46	$2.60	$3.55	$(3.57)
Weighted average number of basic common shares outstanding	7,342	7,275	7,226	7,173	7,160
Diluted income (loss) per common share	$4.98	$3.33	$2.55	$3.47	$(3.57)
Weighted average number of diluted common shares outstanding	7,647	7,551	7,378	7,353	7,160
Cash dividends per common share	$1.00	$1.00	$0.88	$0.88	$0.76
Selected balance sheet data:
Cash and cash equivalents	$35,371	$59,835	$50,768	$25,218	$11,544
Investments	2,103	1,873	6,317	6,082	50,887
Current assets	321,673	308,235	235,383	206,068	163,664
Current liabilities	326,738	322,255	275,164	237,393	225,302
Working capital deficit	(5,065)	(14,020)	(39,781)	(31,325)	(61,638)
Total assets	756,089	682,485	581,888	483,521	443,844
Long-term workers' compensation liabilities	304,078	265,844	231,198	190,094	164,214
Long-term debt, net of current portion	3,951	4,171	4,392	—	19,833
Stockholders' equity	119,037	88,834	69,693	54,551	32,820

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

Our business is concentrated in California, and we expect to continue to derive a majority of our revenues from this market in the future. Revenues generated in our California operations accounted for 79% of our total net revenues in 2018, 79% in 2017 and 78% in 2016. Consequently, any weakness in economic conditions or changes in the regulatory or insurance environment in California could have a material adverse effect on our financial results.

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

Critical Accounting Policies and Estimates

We have identified the following accounting estimate as critical to our business and the understanding of our results of operations. For a detailed discussion of the application of this and other accounting policies, see “Note 1 - Summary of Operations and Significant Accounting Policies” to the consolidated financial statements incorporated into Item 8 of Part II of this report. The preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

We believe that the amounts recorded for our estimated liabilities for workers’ compensation claims, which are based on informed judgment, analysis of data, actuarial estimates, and analysis of other trends associated with the Company’s historical universe of claims data, are reasonable. Nevertheless, adjustments to such estimates will be required in future periods if the development of claim costs varies materially from our estimates and such future adjustments may be material to our results of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on the Company's results of operations and financial condition, see “Note 1 - Summary of Operations and Significant Accounting Policies” to the consolidated financial statements incorporated into Item 8 of Part II of this report.

Forward-Looking Information

Statements in this Item or in Items 1, 1A, 3 and 9A of this report include forward-looking statements which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the effect of changes in our mix of services on gross margin, the effect of tight labor market conditions, the adequacy of our workers' compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, the effects of recent federal tax legislation, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our fronted insurance program with Chubb, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, litigation costs, the effect of changes in the interest rate environment on the value of our investment securities and long-term debt, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company's consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, included in Item 15 of this report. References to the Notes to Consolidated Financial Statements appearing below are to the notes to the Company's consolidated financial statements incorporated into Item 8 of Part II of this report.

	Percentage of Total Net Revenues
	Years Ended December 31,
	2018		2017		2016
Revenues:
Professional employer service fees	$793,399	84.3%	$758,046	82.4%	$673,924	80.2%
Staffing services	147,299	15.7	162,386	17.6	$166,662	19.8
Total revenues	940,698	100.0	920,432	100.0	840,586	100.0
Cost of revenues:
Direct payroll costs	111,443	11.8	122,533	13.3	126,753	15.1
Payroll taxes and benefits	407,003	43.3	404,687	44.0	357,867	42.6
Workers’ compensation	235,579	25.1	234,681	25.5	210,430	25.0
Total cost of revenues	754,025	80.2	761,901	82.8	695,050	82.7
Gross margin	186,673	19.8	158,531	17.2	145,536	17.3
Selling, general and administrative expenses	145,465	15.5	123,138	13.4	113,342	13.5
Depreciation and amortization	4,219	0.4	5,452	0.6	3,253	0.4
Income from operations	36,989	3.9	29,941	3.2	28,941	3.4
Other income (expense), net	7,780	0.8	4,437	0.5	(3,355)	(0.4)
Income before income taxes	44,769	4.7	34,378	3.7	25,586	3.0
Provision for income taxes	6,707	0.7	9,208	1.0	6,787	0.8
Net income	$38,062	4.0%	$25,170	2.7%	$18,799	2.2%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billing amounts and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billing and wage information for the years ended December 31, 2018, 2017 and 2016.

	Year Ended
	December 31,
(in thousands)	2018	2017	2016
Gross billings	$5,663,095	$5,300,684	$4,692,887
PEO and staffing wages	4,790,669	4,469,845	3,951,021

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

	Year Ended
	December 31,
(in thousands)	2018	2017	2016
Workers' compensation	$235,579	$234,681	$210,430
Safety incentive costs	33,385	32,940	28,033
Non-GAAP gross workers' compensation	$268,964	$267,621	$238,463

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	Percentage of Gross Billings
	Year Ended
	December 31,
	2018	2017	2016
PEO and staffing wages	84.6%	84.3%	84.2%
Payroll taxes and benefits	7.2%	7.6%	7.6%
Non-GAAP gross workers' compensation	4.7%	5.0%	5.1%

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

Years Ended December 31, 2018 and 2017

Net income for 2018 was $38.1 million compared to net income of $25.2 million for 2017. Diluted income per share for 2018 was $4.98 compared to diluted income per share of $3.33 for 2017.

Revenues for 2018 totaled $940.7 million, an increase of $20.3 million or 2.2% over 2017, which reflects an increase in the Company’s professional employer service fee revenue of $35.4 million or 4.7% and a decrease in staffing services revenue of $15.1 million or 9.3%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during 2018 exceeded business lost from former customers. Gross billings for PEO services to continuing customers increased 5.7%, compared to 2017. This growth was primarily the result of increases in employee headcount and wage inflation. PEO revenue is presented net of safety incentives of $33.4 million and $32.9 million in 2018 and 2017, respectively, and other customer incentives of $9.8 million in 2018. The decrease in staffing services revenue was due primarily to tight labor market conditions during the 2018 period.

Gross margin for 2018 totaled $186.7 million or 19.8% of revenue compared to $158.5 million or 17.2% of revenue for 2017. The increase in gross margin as a percentage of revenues is primarily due to decreases in payroll taxes and workers’ compensation expense as a percentage of revenues

Direct payroll costs for 2018 totaled $111.4 million or 11.8% of revenue compared to $122.5 million or 13.3% of revenue for 2017. The decrease in direct payroll costs percentage was primarily due to the increase in professional employer services and the decrease of staffing services within the mix of our customer base compared to 2017.

Payroll taxes and benefits for 2018 totaled $407 million or 43.3% of revenue compared to $404.7 million or 44.0% of revenue for 2017. The decrease in payroll taxes and benefits as a percentage of revenues is primarily due to lower effective payroll tax rates and the relative increase in PEO services within the mix of our customer base compared to 2017.

Workers’ compensation expense for 2018 totaled $235.6 million or 25.1% of revenue compared to $234.7 million or 25.5% of revenue for 2017. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to a favorable adjustment of $3.8 million in 2018 compared to an unfavorable adjustment of $5.2 million in 2017 related to claims incurred in prior periods.

Selling, general and administrative (“SG&A”) expenses for 2018 totaled $145.5 million or 15.5% of revenue compared to $123.1 million or 13.4% of revenue for 2017. The increase was primarily attributable to increases in employee-related expenses and litigation costs.

Other income, net for 2018 totaled $7.8 million compared to other income of $4.4 million for 2017. The change was attributable to an increase in investment income of $4.4 million in 2018.

Our effective income tax rate for 2018 was 15.0% compared to 26.8% for 2017. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to federal and state tax credits. See “Note 9 - Income Taxes” to the consolidated financial statements incorporated into Item 8 of Part II of this report for additional information regarding income taxes.

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

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during 2017 exceeded business lost from former customers. Professional employer service revenue from continuing customers grew 7.2% on a year-over-year basis, primarily resulting from increases in employee headcount and wage inflation. The decrease in staffing services revenue was due primarily to a decrease in revenue from continuing customers compared to the prior year.

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

SG&A expenses for 2017 totaled $123.1 million or 13.4% of revenue compared to $113.3 million or 13.5% of revenue for 2016. The decrease as a percentage of revenues was primarily attributable to a $5.0 million decrease in total legal and accounting fees, partially offset by an increase in employee related expenses.

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

Liquidity and Capital Resources

The Company's cash balance of $140.7 million, which includes cash, cash equivalents, and restricted cash, increased $20.5 million for the twelve months ended December 31, 2018, compared to a decrease of $221.1 million for the comparable period of 2017. The increase in cash at December 31, 2018 as compared to December 31, 2017 was primarily due to decreased purchases of restricted investments.

Net cash provided by operating activities in 2018 amounted to $69.8 million, compared to net cash provided of $112.9 million for the comparable period of 2017. In 2018, cash flow from operating activities was primarily provided by net income of $38.1 million and increased workers’ compensation claims liabilities of $49.6 million, partially offset by decreased accrued payroll, payroll taxes and related benefits of $21.9 million and increased trade accounts receivable of $14.9 million.

Net cash used in investing activities totaled $39.3 million in 2018, compared to net cashed used of $325.0 million for the comparable period of 2017. In 2018, cash used in investing activities consisted primarily of purchases of investments and restricted investments of $110.7 million, partially offset by proceeds from sales and maturities of investments and restricted investments of $76.5 million.

Net cash used in financing activities in 2018 was $9.9 million compared to net cash used of $9.0 million for the comparable period of 2017. In 2018, cash was primarily used for dividend payments of $7.3 million and common stock repurchased on vesting of restricted stock units of $3.0 million.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified financial instruments totaling $85.2 million and $96.8 million at December 31, 2018 and 2017, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At December 31, 2018, the Company provided surety bonds and standby letters of credit totaling $85.2 million, including a California requirement of $70.6 million. Management expects the surety bonds and letters of credit to decrease over time as a result of a declining self-insured liability in California. The Company’s self-insured status in California ended on December 31, 2014.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into trust accounts (the “Chubb trust accounts”) to be used for the payment of future claims. The balance in the Chubb trust accounts was $451.0 million and $380.6 million at December 31, 2018 and December 31, 2017, respectively. Included within the Chubb trust accounts at December 31, 2018, is $96.4 million of restricted cash. The restricted cash accrues interest at the 3-month Treasury bill yield rate plus 0.25%.The Chubb trust accounts balances are included as a component of the current and long-term restricted cash and investments on the Company’s consolidated balance sheets.

The Company maintains a credit agreement (the “Agreement”) with its principal bank, Wells Fargo Bank, National Association (the “Bank”). The Agreement provides a revolving credit line in the amount of $28.0 million effective July 1, 2018 and expires on July 1, 2020. The Agreement also provides a $7.5 million sublimit for standby letters of credit effective July 1, 2018. Of the $7.5 million sublimit for standby letters of credit, $5.9 million was used at December 31, 2018.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2018 and 2017. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

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

The Agreement requires the satisfaction of certain financial covenants as follows:

•

EBITDA [net income before taxes plus interest expense (net of capitalized interest expense), depreciation expense, and amortization expense] on a rolling four-quarter basis of not less than $30 million at the end of each fiscal quarter;

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

•	the Company may not redeem, repurchase, or otherwise acquire any outstanding shares of its common stock; and
•	the Company may not terminate or cancel any of the AICE policies without the Bank’s prior written consent.

The Agreement as amended in late June 2018 added an event of default as follows:

•	specified cross-defaults under the Company's workers' compensation insurance arrangements.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At December 31, 2018, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.2 million and $4.4 million at December 31, 2018 and 2017, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

Management expects that the funds anticipated to be generated from operations, current liquid assets, and availability under the Company’s revolving credit facility will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months.

Contractual Obligations

The Company's contractual obligations as of December 31, 2018 are summarized below:

	As of December 31, 2018
	Payments Due by Period
(in thousands)		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
Operating leases	$27,247	$7,135	$11,871	$6,767	$1,474
Long-term debt	4,171	221	441	3,509	—
Total contractual obligations	$31,418	$7,356	$12,312	$10,276	$1,474

Inflation

Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future workers' compensation claims payments.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt. As of December 31, 2018, the Company’s investments consisted principally of approximately $181.8 million in corporate bonds, $87.9 million in mortgage backed securities, $45.2 million in U.S. treasuries, $44.7 million in U.S. government agency securities, $4.7 million in supranational, $1.1 million in mutual funds, and $0.4 million in money market funds. The Company’s outstanding debt totaled approximately $4.2 million at December 31, 2018. Based on the Company's overall interest exposure at December 31, 2018, a 50 basis point increase in market interest rates would have a $5.6 million effect on the fair value of the Company's investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2018.

Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is a process designed by, or under the supervision of, our CEO and our CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our ICFR based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting has also been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report included below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To the Stockholders and the Board of Directors of
Barrett Business Services, Inc.
Vancouver, Washington

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Barrett Business Services, Inc. (the “Company”) and subsidiaries as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 5, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report over Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 5, 2019

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

The information required by this item is incorporated by reference to the information set forth under the captions “Director Compensation for 2018” and “Executive Compensation” in the Proxy Statement.

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

Financial Statements and Schedules

The Financial Statements, together with the report thereon of Deloitte & Touche LLP, are included on the pages indicated below:

No schedules are required to be filed herewith.

Exhibits

Exhibits are listed in the Exhibit Index that follows the signature page of this report.

Item 16.	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Barrett Business Services, Inc.
Vancouver, Washington

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Portland, Oregon

March 5, 2019

We have served as the Company's auditor since 2016.

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

(In Thousands, Except Par Value)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$35,371	$59,835
Trade accounts receivable, net	151,597	136,664
Income taxes receivable	—	1,686
Prepaid expenses and other	13,880	5,724
Investments	416	674
Restricted cash and investments	120,409	103,652
Total current assets	321,673	308,235
Investments	1,687	1,199
Property, equipment and software, net	24,812	24,909
Restricted cash and investments	348,165	291,273
Goodwill	47,820	47,820
Other assets	3,474	3,215
Deferred income taxes	8,458	5,834
	$756,089	$682,485
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	4,336	5,166
Accrued payroll, payroll taxes and related benefits	158,683	181,639
Income taxes payable	4,403	—
Other accrued liabilities	20,566	9,024
Workers' compensation claims liabilities	109,319	97,673
Safety incentives liability	29,210	28,532
Total current liabilities	326,738	322,255
Long-term workers' compensation claims liabilities	304,078	265,844
Long-term debt	3,951	4,171
Customer deposits and other long-term liabilities	2,285	1,381
Total liabilities	637,052	593,651
Commitments and contingencies (Notes 6, 8 and 12)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,395 and 7,301 shares issued and outstanding in 2018 and 2017, respectively	74	73
Additional paid-in capital	15,437	12,311
Accumulated other comprehensive loss	(5,068)	(1,430)
Retained earnings	108,594	77,880
Total stockholders' equity	119,037	88,834
	$756,089	$682,485

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2018, 2017 and 2016

(In Thousands, Except Per Share Amounts)

	Year Ended
	December 31,
	2018	2017	2016
Revenues:
Professional employer service fees	$793,399	$758,046	$673,924
Staffing services	147,299	162,386	166,662
Total revenues	940,698	920,432	840,586
Cost of revenues:
Direct payroll costs	111,443	122,533	126,753
Payroll taxes and benefits	407,003	404,687	357,867
Workers' compensation	235,579	234,681	210,430
Total cost of revenues	754,025	761,901	695,050
Gross margin	186,673	158,531	145,536
Selling, general and administrative expenses	145,465	123,138	113,342
Depreciation and amortization	4,219	5,452	3,253
Income from operations	36,989	29,941	28,941
Other income (expense):
Investment income, net	9,077	4,668	956
Interest expense	(1,052)	(313)	(807)
Loss on litigation	—	—	(3,544)
Other, net	(245)	82	40
Other income (expense), net	7,780	4,437	(3,355)
Income before income taxes	44,769	34,378	25,586
Provision for income taxes	6,707	9,208	6,787
Net income	$38,062	$25,170	$18,799
Basic income per common share	$5.18	$3.46	$2.60
Weighted average number of basic common shares outstanding	7,342	7,275	7,226
Diluted income per common share	$4.98	$3.33	$2.55
Weighted average number of diluted common shares outstanding	7,647	7,551	7,378

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2018, 2017 and 2016

(In Thousands)

	Year Ended
	December 31,
	2018	2017	2016
Net income	$38,062	$25,170	$18,799
Unrealized (losses) gains on investments, net of tax of ($1,432), ($505), and $19 in 2018, 2017, and 2016, respectively	(3,638)	(1,427)	28
Comprehensive income	$34,424	$23,743	$18,827

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2018, 2017 and 2016

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2015	7,203	$72	$6,964	$(31)	$47,546	$54,551
Common stock issued on exercise of options and vesting of restricted stock units	52	—	72	—	—	72
Common stock repurchased on vesting of restricted stock units	(11)	—	(433)	—	—	(433)
Share-based compensation expense	—	—	2,782	—	—	2,782
Excess tax benefits from share-based compensation	—	—	253	—	—	253
Cash dividends on common stock ($.88 per share)	—	—	—	—	(6,359)	(6,359)
Unrealized gain on investments, net of tax	—	—	—	28	—	28
Net income	—	—	—	—	18,799	18,799
Balance, December 31, 2016	7,244	$72	$9,638	$(3)	$59,986	$69,693
Common stock issued on exercise of options and vesting of restricted stock units	86	1	162	—	—	163
Common stock repurchased on vesting of restricted stock units	(29)	—	(1,673)	—	—	(1,673)
Share-based compensation expense	—	—	4,184	—	—	4,184
Cash dividends on common stock ($1.00 per share)	—	—	—	—	(7,276)	(7,276)
Unrealized loss on investments, net of tax	—	—	—	(1,427)	—	(1,427)
Net income	—	—	—	—	25,170	25,170
Balance, December 31, 2017	7,301	$73	$12,311	$(1,430)	$77,880	$88,834
Common stock issued on exercise of options and vesting of restricted stock units	126	1	576	—	—	577
Common stock repurchased on vesting of restricted stock units	(32)	—	(2,952)	—	—	(2,952)
Share-based compensation expense	—	—	5,502	—	—	5,502
Cash dividends on common stock ($1.00 per share)	—	—	—	—	(7,348)	(7,348)
Unrealized loss on investments, net of tax	—	—	—	(3,638)	—	(3,638)
Net income	—	—	—	—	38,062	38,062
Balance, December 31, 2018	7,395	$74	$15,437	$(5,068)	$108,594	$119,037

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2018, 2017 and 2016

(In Thousands)

	Year Ended
	December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$38,062	$25,170	$18,799
Reconciliations of net income to net cash from operating activities:
Depreciation and amortization	4,219	5,452	3,253
Losses (gains) recognized on investments	163	(51)	(3)
Losses recognized on sale of property	64	—	31
Deferred income taxes	(1,192)	4,039	(1,704)
Share-based compensation	5,502	4,184	2,782
Excess tax from share-based compensation	—	—	(253)
Changes in certain operating assets and liabilities:
Trade accounts receivable	(14,933)	(10,180)	(35,955)
Income taxes receivable	1,686	(1,686)	1,038
Prepaid expenses and other	(8,156)	(1,825)	(726)
Accounts payable	(830)	222	1,727
Accrued payroll, payroll taxes and related benefits	(21,863)	28,529	31,767
Other accrued liabilities	12,550	1,350	1,508
Income taxes payable	4,403	(3,041)	3,294
Workers' compensation claims liabilities	49,632	57,140	51,235
Safety incentives liability	678	3,697	3,582
Customer deposits, long-term liabilities and other assets, net	(201)	(141)	(68)
Net cash provided by operating activities	69,784	112,859	80,307
Cash flows from investing activities:
Purchase of property and equipment	(5,679)	(3,687)	(7,106)
Proceeds from sale of property	485	—	1,459
Purchase of investments	(1,946)	(6,283)	(264)
Proceeds from sales and maturities of investments	1,885	10,718	4,796
Purchase of restricted investments	(108,739)	(381,207)	(28,072)
Proceeds from sales and maturities of restricted investments	74,650	55,482	34,878
Net cash (used in) provided by investing activities	(39,344)	(324,977)	5,691
Cash flows from financing activities:
Proceeds from credit-line borrowings	8,500	24,899	14,868
Payments on credit-line borrowings	(8,500)	(24,899)	(14,868)
Payments on long-term debt	(220)	(221)	(15,220)
Common stock repurchased on vesting of restricted stock units	(2,952)	(1,673)	(433)
Dividends paid	(7,348)	(7,276)	(6,359)
Proceeds from exercise of stock options	577	163	72
Excess tax benefits from share-based compensation	—	—	253
Net cash used in financing activities	(9,943)	(9,007)	(21,687)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,497	(221,125)	64,311
Cash, cash equivalents and restricted cash, beginning of period	120,205	341,330	277,019
Cash, cash equivalents and restricted cash, end of period	$140,702	$120,205	$341,330

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

We believe this platform, delivered through our decentralized organizational structure, differentiates BBSI from our competitors. The Company operates through a network of 62 branch offices throughout California, Oregon, Utah, Washington, Colorado, Idaho, Arizona, Maryland, North Carolina, Nevada, Delaware, Pennsylvania and Virginia. Approximately 79%, 79% and 78%, respectively, of our revenue during 2018, 2017, and 2016 was attributable to our California operations. BBSI was incorporated in Maryland in 1965.

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

The Company also operates a fully licensed, wholly owned insurance company, Ecole Insurance Company (“Ecole”). Ecole is a fully licensed insurance company holding a certificate of authority from the Arizona Department of Insurance. Ecole provides workers’ compensation coverage to the Company’s employees working in Arizona and Utah.

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

Our PEO client service agreements have a minimum term of one year, are renewable on an annual basis and typically require 30 days’ written notice to cancel or terminate the contract by either party. In addition, our client service agreements provide for immediate termination upon any default of the client regardless of when notice is given. PEO customers are invoiced following the end of each payroll processing cycle, with payment generally due on the invoice date. Staffing customers are invoiced weekly based on agreed rates per employee and actual hours worked, typically with payment terms of 30 days. The amount of earned but unbilled revenue is classified as a receivable on the consolidated balance sheets.

We report PEO revenues net of direct payroll costs because we are not the primary obligor for these payments to our clients’ employees. Direct payroll costs include salaries, wages, health insurance, and employee out-of-pocket expenses incurred incidental to employment. We also present revenue net of customer incentives, including safety incentives, because those incentives represent consideration payable to customers.

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes and workers' compensation costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, employee benefits, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer's portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers' compensation costs consist primarily of claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, risk manager payroll, premiums for excess insurance, and the fronted insurance program, as well as costs associated with operating our two wholly owned insurance companies, AICE and Ecole.

Cash and cash equivalents

We consider non-restricted short-term investments that are highly liquid, readily convertible into cash, and have maturities at acquisition of less than three months to be cash equivalents for purposes of the consolidated statements of cash flows and consolidated balance sheets. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. The Company has not experienced any losses related to its cash concentration.

Investments

The Company classifies investments as available-for-sale. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders' equity. Investments are recorded as current and noncurrent on the consolidated balance sheets based on maturity date. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of investments are included in investment income in our consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the consolidated statements of operations.

Restricted cash and investments

The Company holds restricted cash and investments primarily for the future payment of workers’ compensation claims. These investments are categorized as available-for-sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Restricted cash and investments are classified as current and noncurrent on the consolidated balance sheets based on the nature of the restriction. Management considers available evidence in evaluating potential impairment of restricted investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of restricted investments are included in investment income in our consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the consolidated statements of operations.

Restricted cash and investments also includes investments held as part of the Company’s deferred compensation plan. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported as a component of other income (expense), net.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $533,000 and $265,000 at December 31, 2018 and 2017, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers' payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

Our allowance for doubtful accounts activity is summarized as follows (in thousands):

	2018	2017	2016
Balance at January 1,
Allowance for doubtful accounts	$265	$78	$268
Charges to expense	268	192	(115)
Write-offs of uncollectible accounts, net of recoveries	—	(5)	(75)
Balance at December 31,
Allowance for doubtful accounts	$533	$265	$78

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

Impairment of long-lived assets

Long-lived assets, such as property, equipment and software and acquired intangibles subject to amortization, are reviewed for impairment annually, or whenever events or changes in circumstances indicate that the remaining estimated useful life may warrant revision or that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, significant under-performance relative to expected and/or historical results, significant negative industry or economic trends, or knowledge of transactions involving the sale of similar property at amounts below the carrying value.

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

Workers’ compensation claims liabilities

Our workers’ compensation claims liabilities do not represent an exact calculation of liability but rather management’s best estimate, utilizing actuarial expertise and projection techniques, at a given reporting date. The estimated liability for open workers’ compensation claims is based on an evaluation of information provided by our third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse loss development with respect to reported claims and incurred but not reported claims (together, “IBNR”). Workers’ compensation claims liabilities included case reserve estimates for reported losses, plus additional amounts for estimated IBNR claims, MCC and legal costs, and unallocated loss adjustment expenses. The estimate of incurred costs expected to be paid within one year is included in current liabilities, while the estimate of incurred costs expected to be paid beyond one year is included in long-term liabilities on our consolidated balance sheets. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

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

Customer incentives

We accrue for and present expected customer incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers' compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third party administrator. The Company provided $29.2 million and $28.5 million at December 31, 2018 and 2017, respectively, as an estimate of the liability for unpaid safety incentives. A one-time customer incentive of $9.8 million was declared in December of 2018, and is included in other accrued liabilities on the consolidated balance sheets.

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

Statements of cash flows

Interest paid in 2018, 2017, and 2016 did not materially differ from interest expense. Income taxes paid by the Company totaled $1.8 million, $9.9 million, and $4.2 million in 2018, 2017, and 2016, respectively.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our consolidated balance sheets to the amounts reported on the consolidated statements of cash flows (in thousands):

	December 31,	December 31,	December 31,
	2018	2017	2016
Cash and cash equivalents	$35,371	$59,835	$50,768
Restricted cash, included in restricted cash and investments	105,331	60,370	290,562
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$140,702	$120,205	$341,330

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

	Year Ended
	December 31,
	2018	2017	2016
Weighted average number of basic shares outstanding	7,342	7,275	7,226
Effect of dilutive securities	305	276	152
Weighted average number of diluted shares outstanding	7,647	7,551	7,378

Reclassifications

Due to the adoption of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows: Restricted Cash,” prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows or stockholders’ equity.

Accounting estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are used for fair value measurement of investments, allowance for doubtful accounts, deferred income taxes, carrying values for goodwill and property and equipment, accrued workers' compensation liabilities, and customer incentive liabilities. Actual results may or may not differ from such estimates.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. We expect the lease commitments discussed in “Note 8 - Commitments” to appear on our consolidated balance sheets in the form of a right of use asset and a lease liability. Such amounts are based on the present value of such commitments using our incremental borrowing rate. We plan to utilize the transition package of practical expedients permitted within the new standard, which among other things, allows us to carry forward the historical lease classification.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We have retrospectively adopted this standard effective January 1, 2018. The Company’s balance of restricted cash and restricted cash equivalents was $105.3 million, $60.4 million and $290.6 million for the periods ended December 31, 2018, 2017 and 2016, respectively. The adoption of the guidance also requires us to reconcile our cash balance on the consolidated statements of cash flows to the cash balance presented on the consolidated balance sheets. See “Statements of cash flows” within “Note 1 - Summary of Operations and Significant Accounting Policies” for these disclosures.

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

At December 31, 2018, we had concentrations of credit risk as follows:

•	$181.8 million, at fair value, in corporate bonds.
•	$87.9 million, at fair value, in mortgage backed securities.
•	$45.2 million, at fair value, in U.S. treasuries.
•	$44.7 million, at fair value, in U.S. government agency securities.

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

In determining the fair value of our financial assets, the Company predominately uses the market approach. In determining the fair value of all its corporate bonds, mortgage backed securities, U.S. treasuries, U.S. government agency securities, supranational, mutual funds, money market funds, asset backed securities, and municipal bonds, the Company utilizes non-binding quotes provided by our investment brokers.

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

The following table summarizes the Company’s investments at December 31, 2018 and 2017 measured at fair value on a recurring basis (in thousands):

	December 31, 2018			December 31, 2017
					Gross
		Gross			Unrealized
		Unrealized	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$30	$—	$30	$121	$—	$121
U.S. treasuries	—	—	—	100	—	100
Total cash equivalents	30	—	30	221	—	221
Investments:
U.S. treasuries	347	—	347	199	—	199
U.S. government agency securities	50	(1)	49	65	—	65
Corporate bonds	20	—	20	400	—	400
Municipal bonds	—	—	—	10	—	10
Certificates of deposit	—	—	—	—	—	—
Total current investments	417	(1)	416	674	—	674
Long term:
Investments:
U.S. treasuries	794	(3)	791	202	(2)	200
Mortgage backed securities	484	(13)	471	577	(5)	572
Corporate bonds	422	(7)	415	419	(2)	417
Asset backed securities	10	—	10	10	—	10
Total long term investments	1,710	(23)	1,687	1,208	(9)	1,199
Restricted cash and investments (1):
Corporate bonds	185,116	(3,739)	181,377	184,808	(953)	183,855
Mortgage backed securities	89,426	(2,026)	87,400	86,240	(595)	85,645
U.S. government agency securities	45,548	(908)	44,640	38,168	(222)	37,946
U.S. treasuries	44,304	(283)	44,021	45,833	(143)	45,690
Supranational	4,765	(24)	4,741	—	—	—
Mutual funds	1,093	—	1,093	—	—	—
Money market funds	419	—	419	16,018	—	16,018
Asset backed securities	75	(1)	74	—	—	—
Municipal bonds	50	—	50	472	(14)	458
Commercial paper	—	—	—	18,973	—	18,973
Total restricted cash and investments	370,796	(6,981)	363,815	390,512	(1,927)	388,585
Total investments	$372,953	$(7,005)	$365,948	$392,615	$(1,936)	$390,679

(1) Included in restricted cash and investments within the consolidated balance sheets as of December 31, 2018 and 2017 is restricted cash of $104.5 million and $6.3 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company's investments at December 31, 2018 and 2017 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	December 31, 2018					December 31, 2017
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$30	$—	$—	$—	$30	$121	$—	$—	$—	$121
U.S. treasuries	—	—	—	—	—	100	—	100	—
Investments:
U.S. treasuries	1,138	—	1,138	—	—	399	—	399	—	—
Mortgage backed securities	471	—	471	—	—	572	—	572	—	—
Corporate bonds	435	—	435	—	—	817	—	817	—	—
U.S. government agency securities	49	—	49	—	—	65	—	65	—	—
Asset backed securities	10	—	10	—	—	10	—	10	—	—
Municipal bonds	—	—	—	—	—	10	—	10	—	—
Restricted cash and investments:
Corporate bonds	181,377	—	181,377	—	—	183,855	—	183,855	—	—
Mortgage backed securities	87,400	—	87,400	—	—	85,645	—	85,645	—	—
U.S. government agency securities	44,640	—	44,640	—	—	37,946	—	37,946	—	—
U.S. treasuries	44,021	—	44,021	—	—	45,690	—	45,690	—	—
Supranational	4,741	—	4,741	—	—	—	—	—	—	—
Mutual funds	1,093	1,093	—	—	—	—	—	—	—	—
Money market funds	419	—	—	—	419	16,018	—	—	—	16,018
Asset backed securities	74	—	74	—	—	—	—	—	—	—
Municipal bonds	50	—	50	—	—	458	—	458	—	—
Commercial paper	—	—	—	—	—	18,973	—	18,973	—	—
Total investments	$365,948	$1,093	$364,406	$—	$449	$390,679	$—	$374,540	$—	$16,139

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

The following table summarizes the contractual maturities of the Company’s available for sale securities at December 31, 2018 and 2017. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with our without prepayment penalties.

	December 31, 2018
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$14,183	$144,894	$22,735	$—	$181,812
U.S. treasuries	4,919	40,240	—	—	45,159
U.S. government agency securities	4,788	7,031	32,870	—	44,689
Supranational	—	4,741	—	—	4,741
Money market funds	449	—	—	—	449
Asset backed securities	—	84	—	—	84
Municipal bonds	50	—	—	—	50
Total	$24,389	$196,990	$55,605	$—	$276,984

	December 31, 2017
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$5,426	$153,567	$19,102	$6,577	$184,672
U.S. treasuries	32,466	13,723	—	—	46,189
U.S. government agency securities	65	4,355	33,591	—	38,011
Commercial Paper	18,973	—	—	—	18,973
Money market funds	16,139	—	—	—	16,139
Municipal bonds	468	—	—	—	468
Asset backed securities	—	10	—	—	10
Total	$73,537	$171,655	$52,693	$6,577	$304,462

The average contractual maturities of mortgage backed securities was 17 years and 16 years as of December 31, 2018 and 2017, respectively.

Note 4 - Property, Equipment and Software

Property, equipment and software consist of the following (in thousands):

	December 31,
	2018	2017
Buildings	$16,501	$15,431
Office furniture and fixtures	11,809	10,303
Computer hardware and software	16,484	15,056
Other	178	1,129
	44,972	41,919
Less accumulated depreciation and amortization	(21,650)	(18,500)
	23,322	23,419
Land	1,490	1,490
	$24,812	$24,909

Note 5 - Workers' Compensation Claims

The following table summarizes the aggregate workers' compensation reserve activity (in thousands):

	Years Ended December 31,
	2018	2017	2016
Beginning balance
Workers' compensation claims liabilities	$363,517	$312,537	$255,675
Add: claims expense accrual
Current period	162,525	154,091	137,852
Prior periods	(3,846)	5,159	(301)
	158,679	159,250	137,551
Less: claim payments related to
Current period	23,444	19,537	20,180
Prior periods	85,603	82,573	69,626
	109,047	102,110	89,806
Add: change in claims incurred in excess of retention limits	248	(6,160)	9,117
Ending balance
Workers' compensation claims liabilities	$413,397	$363,517	$312,537
Incurred but not reported (IBNR)	$260,529	$202,227	$158,169

Ratio of IBNR to workers' compensation claims liabilities	63%	56%	51%

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

The Company obtains policies from Chubb for all clients in California, Delaware, Virginia, Pennsylvania, North Carolina, New Jersey, West Virginia, Idaho, Nevada and the District of Columbia. The arrangement with Chubb, known as a fronted program, provides BBSI a licensed, admitted insurance carrier to issue policies on behalf of BBSI. The risk of loss up to the first $5.0 million per occurrence is retained by BBSI through various agreements. Chubb assumes credit risk should BBSI be unable to satisfy its indemnification obligations.

The Company’s wholly owned, fully licensed captive insurance company incorporated in Arizona, Associated Insurance Company for Excess (“AICE”), provides reinsurance coverage up to $5.0 million per occurrence, except in Maryland and Colorado, where our retention per occurrence is $1.0 million and $2.0 million, respectively. The Company maintains excess workers’ compensation insurance coverage with Chubb between $5.0 million and statutory limits per occurrence, except in Maryland, where coverage with Chubb is between $1.0 million and statutory limits per occurrence, and in Colorado, where the coverage with Chubb is between $2.0 million and statutory limits per occurrence.

The Company also operates a wholly owned, fully licensed insurance company, Ecole, which provides workers’ compensation coverage to the Company’s employees working in Arizona and Utah. The Company maintains additional reinsurance coverage for Ecole with Chubb Limited (“Chubb”), for losses above $5.0 million per occurrence.

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

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into trust accounts (the “Chubb trust accounts”) to be used for the payment of future claims. The balance in the Chubb trust accounts was $451.0 million and $380.6 million at December 31, 2018 and December 31, 2017, respectively. The Chubb trust accounts’ balances are included as a component of the current and long-term restricted cash and investments on the Company’s consolidated balance sheets.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified investment balances or other financial instruments totaling $85.2 million and $96.8 million at December 31, 2018 and 2017, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At December 31, 2018, the Company provided surety bonds and standby letters of credit totaling $85.2 million, including a California requirement of $70.6 million.

The Company provided a total of $413.4 million and $363.5 million at December 31, 2018 and 2017, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $3.2 million and $3.0 million at December 31, 2018 and 2017, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from excess insurance carriers of $3.2 million and $3.0 million at   December 31, 2018 and 2017, respectively, included in other assets on the consolidated balance sheets.

Note 6 - Revolving Credit Facility and Long-Term Debt

The Company maintains a credit agreement (the “Agreement”) with the Bank. The Agreement provides a revolving credit line in the amount of $28.0 million effective July 1, 2018 and expires on July 1, 2020. The Agreement also provides a $7.5 million sublimit for standby letters of credit effective July 1, 2018. Of the $7.5 million sublimit for standby letters of credit, $5.9 million was used at December 31, 2018.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2018 and 2017.

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

The Agreement requires the satisfaction of certain financial covenants as follows:

•

EBITDA  [net income before taxes plus interest expense (net of capitalized interest expense), depreciation expense, and amortization expense] on a rolling four-quarter basis of not less than $30 million at the end of each fiscal quarter;

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

•	the Company may not redeem, repurchase, or otherwise acquire any outstanding shares of its common stock; and
•	the Company may not terminate or cancel any of the AICE policies without the Bank’s prior written consent.

The Agreement as amended in late June 2018 added an event of default as follows:

•	specified cross-defaults under the Company's workers' compensation insurance arrangements.

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At December 31, 2018, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.2 million and $4.4 million at December 31, 2018 and 2017, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

Note 7 – Benefit Plans

We have a 401(k) Retirement Savings Plan for the benefit of our eligible employees. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. We make matching contributions to the 401(k) plan under a safe harbor provision. The determination of any discretionary Company contributions to the plan is at the sole discretion of our Board of Directors. No discretionary Company contributions were made to the plan for the years ended December 31, 2018, 2017 and 2016.

The Company allows certain highly compensated employees of the Company to defer compensation under a nonqualified deferred compensation plan. Deferred compensation plan liability was $1.1 million and $87,000 at December 31, 2018 and 2017, respectively, and is classified as non-current in customer deposits and other long-term liabilities on the consolidated balance sheets.

Note 8 - Commitments

Our operating lease agreements require minimum annual payments as follows (in thousands):

Year Ending
December 31,
2019	$7,135
2020	6,198
2021	5,673
2022	4,125
2023	2,642
Thereafter	1,474
$27,247

Lease expense was approximately $7.9 million, $4.9 million, and $4.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 9 - Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code and resulting in the reduction in the U.S. statutory corporate tax rate from 35% to 21%. During 2018, we finalized certain tax positions when we filed our 2017 federal tax return, and determined that no material adjustments were necessary.

The provision for income taxes from operations is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$7,412	$5,080	$6,442
State	408	89	2,030
	7,820	5,169	8,472
Deferred:
Federal	(824)	6,310	85
State	(289)	(2,271)	(1,770)
	(1,113)	4,039	(1,685)
Total provision	$6,707	$9,208	$6,787

Deferred income tax assets and liabilities consist of the following components (in thousands):

	December 31,
	2018	2017
Deferred income tax assets:
Workers' compensation claims liabilities	$9,261	$8,124
MCC accrual	2,234	3,390
Customer incentives	2,718	—
Deferred compensation	1,541	1,040
Equity based compensation	994	811
Tax effect of unrealized losses, net	1,966	523
Alternative minimum tax credit carryforward	—	1,815
State credit carryforward	988	988
State loss carryforward	2,396	2,715
Other	1,703	354
	23,801	19,760
Less valuation allowance	264	264
	23,537	19,496
Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(4,258)	(3,220)
Tax amortization of goodwill	(9,948)	(9,558)
Other	(873)	(884)
	(15,079)	(13,662)
Net deferred income tax assets	$8,458	$5,834

The effective tax rate for operations differed from the U.S. statutory federal tax rate due to the following:

	Year Ended December 31,
	2018	2017	2016
Statutory federal tax rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3	(4.0)	1.1
Adjustment for final positions on filed returns	(1.1)	(1.1)	0.2
Nondeductible expenses and other, net	1.2	1.5	1.8
Federal and state tax credits	(6.4)	(7.7)	(11.6)
Change in federal tax rate	—	3.2	—
Other, net	—	(0.1)	—
	15.0%	26.8%	26.5%

The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended at both December 31, 2018 and December 31, 2017.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014. In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for years before 2011. As of December 31, 2018, 2017 and 2016, the Company had no unrecognized tax benefits.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective rate could fluctuate from expectations.

At December 31, 2018, the Company had state net operating loss carry forwards of approximately $35.1 million, which begin to expire in tax years ending on or after December 31, 2025, unless utilized. At December 31, 2018, the Company did not have a federal general business tax credit carry forward or an alternative minimum tax credit carry forward.

Note 10 - Stock Incentive Plans

The Company's 2015 Stock Incentive Plan (the "2015 Plan"), which provides for share-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by stockholders on May 27, 2015.  The number of shares of common stock reserved for issuance under the 2015 Plan is 1,000,000, of which the maximum number of shares for which incentive stock options may be granted is 900,000.  The 2015 Plan replaced the Company’s 2009 Stock Incentive Plan (the “2009 Plan”), and no new share-based awards may be granted under the 2009 Plan. The number of shares available for grant at December 31, 2018 is 506,295. Outstanding option awards under all the plans generally expire ten years after the date of grant.

Share-based compensation expense included in selling, general and administrative expenses during the years ended December 31, 2018, 2017 and 2016, was $5.5 million, $4.2 million and $2.8 million, respectively. Related income tax benefits for the years ended December 31, 2018, 2017 and 2016, were $1.5 million, $1.5 million and $1.1 million, respectively.

Stock Options

Stock options are generally exercisable in four equal annual installments beginning one year following the date of grant.

A summary of the status of the Company’s stock options at December 31, 2018, together with changes during the periods then ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term (Years)	(In Thousands)
Outstanding at December 31, 2017	292,400	$17.99	—	—
Options granted at market price	120,000	82.21	—	—
Options exercised	(40,140)	14.39	—	—
Outstanding at December 31, 2018	372,260	39.08	4.86	9,759
Exercisable at December 31, 2018	219,135	17.73	2.56	$8,661

The fair value of stock option awards as determined under the Black-Scholes option-pricing model was estimated with the following weighted-average assumptions:

	2018	2016
Expected volatility	42.2%	55.2%
Risk free interest rate	2.7%	1.2%
Expected dividend yield	1.2%	2.2%
Expected term	8.3 years	6.2 years
Weighted average fair value per share	$36.41	$17.10

The weighted average fair value of stock options granted for the years ended December 31, 2018 and 2016 was $36.41 and $17.10, respectively. There were no stock options granted with an exercise price below market price during 2018 and 2016. No stock options were granted during 2017.

The intrinsic value of stock options exercised for the years ended December 31, 2018, 2017 and 2016 was $2.5 million, $479,000 and $113,000, respectively. The fair value of stock options vested for the years ended December 31, 2018, 2017 and 2016 was $312,000, $328,000 and $319,000, respectively. As of December 31, 2018, unrecognized compensation expense related to stock options was $4.3 million with a weighted average remaining amortization period of 7.1 years.

Restricted Stock Units

Restricted stock units generally vest in four equal annual installments beginning one year following the date of grant.

The following table presents restricted stock unit activity:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested at December 31, 2017	234,383	$47.26
Granted	55,352	96.31
Vested	(53,938)	46.56
Cancelled/Forfeited	(31,943)	46.20
Nonvested at December 31, 2018	203,854	$60.93

The total fair value of restricted stock units vested during the years ended December 31, 2018, 2017 and 2016 was $4.0 million, $3.3 million and $1.9 million, respectively. As of December 31, 2018, unrecognized compensation expense related to restricted stock units was $10.1 million with a weighted average remaining amortization period of 2.6 years.

Performance Share Units

Performance share units (“PSUs”) are granted to key employees of the Company and are conditioned on attaining specified financial performance metrics.

PSUs fully vest on the date that the Compensation Committee determines the level of attainment of specified performance goals, generally over a three year period. Awards are subject to upward or downward adjustments depending on whether the actual financial metrics are above or below the target level, with a maximum payout up to 200% of a target number of awards.

As of December 31, 2018, the PSUs granted in 2018, 2017 and 2016 have yet to vest.

The total compensation expense recognized for the PSUs granted in 2018, 2017 and 2016 is immaterial and included within total share-based compensation expense in selling, general and administrative expenses.

Note 11 - Stock Repurchase Program

The Company maintains a stock repurchase program approved by the Board of Directors, which authorizes the repurchase of shares from time to time in open market purchases. The repurchase program currently allows for the repurchase of approximately 1.1 million additional shares as of December 31, 2018. No share repurchases were made under the repurchase program during 2018 and 2017. See “Note 6. Revolving Credit Facility and Long-Term Debt” for related restrictions.

Note 12 - Litigation

BBSI received a subpoena from the San Francisco office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) in April 2016 in connection with the SEC’s inquiry into reported errors in our financial statements. The Company previously received a subpoena from the SEC in May 2015 in connection with the SEC’s investigation of the Company’s accounting policies with regard to its workers’ compensation reserves. During the third quarter of 2018, BBSI reached an agreement with the Division of Enforcement staff for a full resolution of this matter. The settlement agreement included a civil penalty in the amount of $1.5 million, which was paid in September 2018.

In June 2016, BBSI was advised by the United States Department of Justice that it had commenced an investigation. In September of 2018 the U.S. Attorney’s Office for the Western District of Washington announced criminal charges against BBSI’s prior CFO. This is an action solely against the prior CFO, and the Company continues to cooperate with the investigation.

On June 17, 2015, Daniel Salinas (“Salinas”) filed a shareholder derivative lawsuit against BBSI and certain of its officers and directors in the Circuit Court for Baltimore City, Maryland.  On December 31, 2018, the court issued an order to dismiss the action for lack of personal jurisdiction over the officers and directors named in the suit.

On November 21, 2012, David Kaanaana (“Kaanaana”), a former staffing employee, filed a California wage and hour violations lawsuit against BBSI. On May 19, 2016, the court entered a ruling in favor of BBSI, which was subsequently appealed by the plaintiffs. On November 30, 2018, the California Court of Appeal for the Second Appellate District returned its decision in Kaanaana v. Barrett Business Services, Inc., overruling the trial court's decision to dismiss plaintiffs' claims and holding that prevailing wage requirements applicable to “public works” apply to certain types of districts. On January 9, 2019, BBSI filed a petition of review to the California Supreme Court. An amicus letter in support of the petition was filed by the Sanitation Districts of Los Angeles County, joined in by numerous other "special districts" in California. On February 27, 2019, the California Supreme Court granted the petition to review the appellate court’s decision.

BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. The Company has accrued $2.9 million related to legal actions, including those described above. Given the status of appeals, management is unable to estimate a potential range of loss arising from these actions.

Note 13 - Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2018
Revenues	$223,975	$231,603	$247,287	$237,832
Cost of revenues	207,713	183,123	187,602	175,588
Gross margin	16,262	48,480	59,685	62,244
Net (loss) income	(9,123)	11,240	19,087	16,856
Basic (loss) income per common share	(1.25)	1.54	2.59	2.28
Diluted (loss) income per common share	(1.25)	1.46	2.50	2.21

Year ended December 31, 2017
Revenues	$209,997	$225,574	$240,135	$244,726
Cost of revenues	199,547	181,360	185,218	195,776
Gross margin	10,450	44,214	54,917	48,950
Net (loss) income	(11,227)	11,126	14,785	10,486
Basic (loss) income per common share	(1.55)	1.53	2.03	1.44
Diluted (loss) income per common share	(1.55)	1.47	1.96	1.38

Note 14 - Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through our filing date and noted no events that are subject to recognition or disclosure.

EXHIBIT INDEX**

3.1

Charter of the Registrant, as amended, through May 31, 2018. Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018 (the "2018 Second Quarter 10-Q").

3.2	Bylaws of the Registrant, as amended through May 31, 2018. Incorporated by reference to Exhibit 3.2 to the 2018 Second Quarter 10‑Q.
4.1	Amended and Restated Standby Letter of Credit Agreement dated as of June 20, 2018, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.4 to the 2018 Second Quarter 10‑Q.
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

4.4

Third Amendment to Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association, dated as of July 1, 2018. Incorporated by reference to Exhibit 4.2 to the 2018 Second Quarter 10‑Q.

4.5

Security Agreement: Specific Rights to Payment dated as of June 14, 2013, between the Registrant and Wells Fargo.  Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

4.6

Second Amended and Restated Third Party Security Agreement: Specific Rights to Payment dated as of December 29, 2014, between Associated Insurance Company for Excess (“AICE”) and Wells Fargo.  Incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10‑K for the year ended December 31, 2014.

4.7

First Amendment to Second Amended and Restated Third Party Security Agreement: Specific Rights to Payment dated as of August 27, 2015, between AICE and Wells Fargo. Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “2016 First Quarter 10-Q”).

4.8

Second Amendment to Second Amended and Restated Third Party Security Agreement: Specific Rights to Payment dated as of December 30, 2015, between AICE and Wells Fargo. Incorporated by reference to Exhibit 4.4 to the 2016 First Quarter 10-Q.

4.9

Third Amendment to Second Amended and Restated Third Party Security Agreement: Specific Rights to Payment dated as of April 15, 2016, between AICE and Wells Fargo. Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

4.10	Second Amended and Restated Revolving Line of Credit Note dated July 1, 2018 of the Registrant. Incorporated by reference to Exhibit 4.3 to the 2018 Second Quarter 10‑Q.
4.11	Amended and Restated Term Note 1 dated June 30, 2017, of the Registrant. Incorporated by reference to Exhibit 4.2 to the 2017 Second Quarter 10-Q.
4.12	Amended and Restated Security Agreement: Business Assets, dated as of June 20, 2018, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.5 to the 2018 Second Quarter 10‑Q.

4.13

Third Party Security Agreement: Business Assets, dated as of June 20, 2018, between Associated Insurance Company for Excess, a subsidiary of the Registrant, and Wells Fargo. Incorporated by reference to Exhibit 4.6 to the 2018 Second Quarter 10‑Q.

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

10.6	Form of Performance Share Award Agreement for Executive Officers for awards granted beginning in 2017 under the 2015 Plan. Incorporated by reference to Exhibit 10.2 to the 2017 Second Quarter 10-Q.*
10.7	Amendment to each outstanding Performance Share Award Agreement for Executive Officers effective August 7, 2017. Incorporated by reference to Exhibit 10.6 to the 2017 Second Quarter 10-Q.*
10.8	Form of Performance Share Award Agreement for Executive Officers for awards granted beginning in 2018 under the 2015 Plan. Incorporated by reference to Exhibit 10.1 to the 2018 Second Quarter 10‑Q.*
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

10.12	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2011 First Quarter 10-Q.*
10.13	Nonqualified Stock Option Award Agreement between the Registrant and Thomas J. Carley dated July 1, 2016. Incorporated by reference to Exhibit 10.5 to the 2016 Third Quarter 10-Q.*
10.14

Form of Employee Nonqualified Stock Option Award Agreement for grants to Gerald R. Blotz, Heather E. Gould and Gary E. Kramer effective March 28, 2018, under the 2015 Plan. Incorporated by reference to Exhibit 10.2 to the 2018 Second Quarter 10‑Q.*

10.15	Form of Incentive Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the 2010 First Quarter 10-Q.*
10.16	Form of Incentive Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the 2011 First Quarter 10-Q.*

10.17

Form of Incentive Stock Option Award Agreement relating to February 2, 2015, grants under the 2009 Plan.  Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”).*

10.18

Form of Employee Restricted Stock Units Award Agreement for Executive Officers under the 2015 Plan.  Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015 (the "2015 Second Quarter 10-Q").*

10.19

Form of Employee Restricted Stock Units Award Agreement for Executive Officers for awards granted during 2016 under the 2015 Plan. Incorporated by reference to Exhibit 10.2 to the 2016 Third Quarter 10-Q.*

10.20

Form of Employee Restricted Stock Units Award Agreement for Executive Officers for awards granted beginning in 2017 under the 2015 Plan. Incorporated by reference to Exhibit 10.3 to the 2017 Second Quarter 10-Q.*

10.21

Amendment to each outstanding Employee Restricted Stock Units, Award Agreement for Executive Officers effective August 7, 2017. Incorporated by reference to Exhibit 10.5 to the 2017 Second Quarter 10-Q.*

10.22

Form of Restricted Stock Units Award Agreement for Executive Officers for awards granted beginning in 2018 under the 2015 Plan. Incorporated by reference to Exhibit 10.3 to the 2018 Second Quarter 10‑Q.*

10.23	Form of Non-Employee Director Restricted Stock Units Award Agreement under the 2015 Plan. Incorporated by reference to Exhibit 10.2 to the 2015 Second Quarter 10‑Q.*
10.24	Form of Non-Employee Director Restricted Stock Units Award Agreement for awards granted during 2016 under the 2015 Plan. Incorporated by reference to Exhibit 10.3 to the 2016 Third Quarter 10-Q.*
10.25	Form of Non-Employee Director Restricted Stock Units Award Agreement for awards granted in 2017 under the 2015 Plan. Incorporated by reference to Exhibit 10.4 to the 2017 Second Quarter 10-Q.*
10.26	Form of Restricted Stock Units Award Agreement for Non-Employee Directors for awards granted in 2018 under the 2015 Plan. Incorporated by reference to Exhibit 10.4 to the 2018 Second Quarter 10‑Q.*
10.27	Summary of compensatory arrangements for non-employee directors of the Registrant effective July 1, 2017. Incorporated by reference to Exhibit 10.7 to the 2017 Second Quarter 10-Q.*
10.28	Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.8 to the 2017 Second Quarter 10-Q.*
10.29

Form of Restricted Stock Units Award Agreement under Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*

10.30

Employment Agreement between the Registrant and Michael L. Elich, dated September 25, 2001.  Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-2 (Registration No. 333-126496) filed July 11, 2005.*

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
10.43

Death Benefit Agreement entered into by the Registrant and Gary E. Kramer effective March 15, 2017. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.44

Death Benefit Agreement entered into by the Registrant and Heather Gould effective October 30, 2017.  Incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10‑K for the year ended December 31, 2017.*

10.45	Barrett Business Services, Inc. Amended and Restated Annual Cash Incentive Award Plan.*
21.	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.	Certification pursuant to 18 U.S.C. Section 1350.
99.1	Description of the Registrant's capital stock. Incorporated by reference to Exhibit 99.1 to the 2018 Second Quarter 10‑Q.
101.	INS XBRL Instance Document
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

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: March 5, 2019	By:	/s/ Gary E. Kramer
Gary E. Kramer Vice President-Finance, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 5th day of March, 2019.

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