Form 10-Q
period 2019-03-31
BARRETT BUSINESS SERVICES INC
filed 2019-05-07
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	BBSI	The NASDAQ Stock Market LLC

As of May 1, 2019, 7,409,832 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$38,223	$35,371
Trade accounts receivable, net	154,157	151,597
Prepaid expenses and other	16,632	13,880
Investments	569	416
Restricted cash and investments	127,076	120,409
Total current assets	336,657	321,673
Investments	1,549	1,687
Property, equipment and software, net	25,641	24,812
Operating lease right-of-use assets	24,922	—
Restricted cash and investments	370,826	348,165
Goodwill	47,820	47,820
Other assets	3,425	3,474
Deferred income taxes	7,061	8,458
	$817,901	$756,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	5,357	4,336
Accrued payroll, payroll taxes and related benefits	189,330	158,683
Income taxes payable	3,560	4,403
Current operating lease liabilities	6,299	—
Other accrued liabilities	17,054	20,566
Workers' compensation claims liabilities	111,156	109,319
Safety incentives liability	26,928	29,210
Total current liabilities	359,905	326,738
Long-term workers' compensation claims liabilities	311,716	304,078
Long-term debt	3,896	3,951
Long-term operating lease liabilities	19,022	—
Customer deposits and other long-term liabilities	3,489	2,285
Total liabilities	698,028	637,052
Commitments and contingencies (Notes 4, 5 and 7)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,410 and 7,395 shares issued and outstanding	74	74
Additional paid-in capital	16,768	15,437
Accumulated other comprehensive loss	(1,411)	(5,068)
Retained earnings	104,442	108,594
Total stockholders' equity	119,873	119,037
	$817,901	$756,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Professional employer service fees	$190,527	$188,961
Staffing services	27,688	35,014
Total revenues	218,215	223,975
Cost of revenues:
Direct payroll costs	20,842	26,404
Payroll taxes and benefits	114,797	124,188
Workers' compensation	54,229	57,121
Total cost of revenues	189,868	207,713
Gross margin	28,347	16,262
Selling, general and administrative expenses	33,160	29,428
Depreciation and amortization	969	1,004
Loss from operations	(5,782)	(14,170)
Other income (expense):
Investment income, net	3,072	2,019
Interest expense	(477)	(42)
Other, net	12	16
Other income, net	2,607	1,993
Loss before income taxes	(3,175)	(12,177)
Benefit from income taxes	(875)	(3,054)
Net loss	$(2,300)	$(9,123)
Basic loss per common share	$(0.31)	$(1.25)
Weighted average number of basic common shares outstanding	7,407	7,304
Diluted loss per common share	$(0.31)	$(1.25)
Weighted average number of diluted common shares outstanding	7,407	7,304
Cash dividends per common share	$0.25	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(2,300)	$(9,123)
Unrealized gains (losses) on investments, net of tax of $1,397 and ($1,555) in 2019 and 2018, respectively	3,657	(3,964)
Comprehensive income (loss)	$1,357	$(13,087)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2019 and 2018

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2017	7,301	$73	$12,311	$(1,430)	$77,880	$88,834
Common stock issued on exercise of options and vesting of restricted stock units	7	—	53	—	—	53
Common stock repurchased on vesting of restricted stock units	(1)	—	(76)	—	—	(76)
Share-based compensation expense	—	—	1,542	—	—	1,542
Cash dividends on common stock	—	—	—	—	(1,826)	(1,826)
Unrealized loss on investments, net of tax	—	—	—	(3,964)	—	(3,964)
Net loss	—	—	—	—	(9,123)	(9,123)
Balance, March 31, 2018	7,307	$73	$13,830	$(5,394)	$66,931	$75,440
Balance, December 31, 2018	7,395	$74	$15,437	$(5,068)	$108,594	$119,037
Common stock issued on exercise of options and vesting of restricted stock units and performance awards	17	—	122	—	—	122
Common stock repurchased on vesting of restricted stock units	(2)	—	(178)	—	—	(178)
Share-based compensation expense	—	—	1,387	—	—	1,387
Cash dividends on common stock	—	—	—	—	(1,852)	(1,852)
Unrealized gain on investments, net of tax	—	—	—	3,657	—	3,657
Net loss	—	—	—	—	(2,300)	(2,300)
Balance, March 31, 2019	7,410	$74	$16,768	$(1,411)	$104,442	$119,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,300)	$(9,123)
Reconciliations of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	969	1,004
Non-cash lease expense	1,773	—
(Gains) losses recognized on investments	(130)	35
Share-based compensation	1,387	1,542
Changes in certain operating assets and liabilities:
Trade accounts receivable	(2,560)	(10,394)
Income taxes receivable	—	(3,061)
Prepaid expenses and other	(2,752)	(3,278)
Accounts payable	1,021	(1,282)
Accrued payroll, payroll taxes and related benefits	30,647	9,099
Other accrued liabilities	(3,512)	(900)
Income taxes payable	(843)	—
Workers' compensation claims liabilities	9,508	15,378
Safety incentives liability	(2,282)	(1,171)
Operating lease liabilities	(1,374)	—
Other assets and liabilities, net	1,220	(17)
Net cash provided by (used in) operating activities	30,772	(2,168)
Cash flows from investing activities:
Purchase of property and equipment	(1,798)	(1,163)
Purchase of investments	(8)	(773)
Proceeds from sales and maturities of investments	15	589
Purchase of restricted investments	(2,023)	(81,289)
Proceeds from sales and maturities of restricted investments	30,859	21,291
Net cash provided by (used in) investing activities	27,045	(61,345)
Cash flows from financing activities:
Payments on long-term debt	(55)	(55)
Common stock repurchased on vesting of restricted stock units	(178)	(76)
Dividends paid	(1,852)	(1,826)
Proceeds from exercise of stock options	122	53
Net cash used in financing activities	(1,963)	(1,904)
Net increase (decrease) in cash, cash equivalents and restricted cash	55,854	(65,417)
Cash, cash equivalents and restricted cash, beginning of period	140,702	120,205
Cash, cash equivalents and restricted cash, end of period	$196,556	$54,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The accompanying condensed financial statements are prepared on a consolidated basis. All intercompany account balances and transactions have been eliminated in consolidation. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results may differ from such estimates and assumptions. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K at pages F1 – F27.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $558,000 and $533,000 at March 31, 2019 and December 31, 2018, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Customer incentives

We accrue for and present expected customer incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third party administrator. The Company provided $26.9 million and $29.2 million at March 31, 2019 and December 31, 2018, respectively, as an estimate of the liability for unpaid safety incentives. Also, a one-time customer incentive of $9.8 million was declared in December 2018, and is included in other accrued liabilities on the consolidated balance sheets. At March 31, 2019 the remaining balance of this incentive was $9.5 million.

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

Statements of cash flows

Interest paid during the three months ended March 31, 2019 and 2018 did not materially differ from interest expense. No income taxes were paid during the three months ended March 31, 2019 and 2018.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$38,223	$35,371	$24,000	$59,835
Restricted cash, included in restricted cash and investments	158,333	105,331	30,788	60,370
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$196,556	$140,702	$54,788	$120,205

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

	Three Months Ended
	March 31,
	2019	2018
Weighted average number of basic shares outstanding	7,407	7,304
Effect of dilutive securities	—	—
Weighted average number of diluted shares outstanding	7,407	7,304

As a result of the net loss for the three months ended March 31, 2019 and 2018, 250,050 and 336,488 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Reclassifications

Due to the adoption of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows: Restricted Cash,” prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows or stockholders’ equity.

Accounting estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Estimates are used for fair value measurement of investments, allowance for doubtful accounts, deferred income taxes, carrying values for goodwill and property and equipment, accrued workers’ compensation liabilities and customer incentive liabilities.  Actual results may or may not differ from such estimates.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases.” The core principle is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The amendments in this update were adopted using the optional transition method, effective January 1, 2019. The lease commitments appear on our consolidated balance sheets as operating lease right-of-use assets and current and long-term operating lease liabilities. Such amounts are based on the present value of such commitments using our incremental borrowing rate. We have utilized the transition package of practical expedients permitted within the new standard, which among other things, allows us to carry forward the historical lease classification. See “Note 5 – Leases” for additional information.

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at March 31, 2019 and December 31, 2018 measured at fair value on a recurring basis (in thousands):

	March 31, 2019			December 31, 2018
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$45	$—	$45	$30	$—	$30
Total cash equivalents	45	—	45	30	—	30
Investments:
U.S. treasuries	499	—	499	347	—	347
U.S. government agency securities	50	—	50	50	(1)	49
Corporate bonds	20	—	20	20	—	20
Total current investments	569	—	569	417	(1)	416
Long term:
Investments:
U.S. treasuries	645	—	645	794	(3)	791
Mortgage backed securities	469	(8)	461	484	(13)	471
Corporate bonds	422	1	423	422	(7)	415
Asset backed securities	20	—	20	10	—	10
Total long term investments	1,556	(7)	1,549	1,710	(23)	1,687
Restricted cash and investments (1):
Corporate bonds	178,726	(807)	177,919	185,116	(3,739)	181,377
Mortgage backed securities	82,648	(832)	81,816	89,426	(2,026)	87,400
U.S. government agency securities	43,076	(137)	42,939	45,548	(908)	44,640
U.S. treasuries	37,583	(168)	37,415	44,304	(283)	44,021
Money market funds	16,371	—	16,371	419	—	419
Supranational bonds	4,766	—	4,766	4,765	(24)	4,741
Mutual funds	2,264	—	2,264	1,093	—	1,093
Asset backed securities	130	—	130	75	(1)	74
Municipal bonds	50	—	50	50	—	50
Total restricted cash and investments	365,614	(1,944)	363,670	370,796	(6,981)	363,815
Total investments	$367,784	$(1,951)	$365,833	$372,953	$(7,005)	$365,948

(1) Included in restricted cash and investments within the condensed consolidated balance sheet as of March 31, 2019 is restricted cash of $134.2 million, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at March 31, 2019 and December 31, 2018 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	March 31, 2019				December 31, 2018
	Total				Total
	Recorded				Recorded
	Basis	Level 1	Level 2	Other (1)	Basis	Level 1	Level 2	Other (1)
Cash equivalents:
Money market funds	$45	$—	$—	$45	$30	$—	$—	$30
Investments:
U.S. treasuries	1,144	—	1,144	—	1,138	—	1,138	—
Mortgage backed securities	461	—	461	—	471	—	471	—
Corporate bonds	443	—	443	—	435	—	435	—
U.S. government agency securities	50	—	50	—	49	—	49	—
Asset backed securities	20	—	20	—	10	—	10	—
Restricted cash and investments:
Corporate bonds	177,919	—	177,919	—	181,377	—	181,377	—
Mortgage backed securities	81,816	—	81,816	—	87,400	—	87,400	—
U.S. government agency securities	42,939	—	42,939	—	44,640	—	44,640	—
U.S. treasuries	37,415	—	37,415	—	44,021	—	44,021	—
Money market funds	16,371	—	—	16,371	419	—	—	419
Supranational bonds	4,766	—	4,766	—	4,741	—	4,741	—
Mutual funds	2,264	2,264	—	—	1,093	1,093	—	—
Asset backed securities	130	—	130	—	74	—	74	—
Municipal bonds	50	—	50	—	50	—	50	—
Total investments	$365,833	$2,264	$347,153	$16,416	$365,948	$1,093	$364,406	$449

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

The following table summarizes the contractual maturities of the Company’s available for sale securities at March 31, 2019 and December 31, 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2019
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	Total
Corporate bonds	$8,986	$145,521	$23,855	$178,362
U.S. government agency securities	6,924	6,762	29,303	42,989
U.S. treasuries	21,351	17,208	—	38,559
Money market funds	16,416	—	—	16,416
Supranational bonds	—	4,766	—	4,766
Asset backed securities	—	150	—	150
Municipal bonds	50	—	—	50
Total	$53,727	$174,407	$53,158	$281,292

	December 31, 2018
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	Total
Corporate bonds	$14,183	$144,894	$22,735	$181,812
U.S. treasuries	4,919	40,240	—	45,159
U.S. government agency securities	4,788	7,031	32,870	44,689
Supranational bonds	—	4,741	—	4,741
Money market funds	449	—	—	449
Asset backed securities	—	84	—	84
Municipal bonds	50	—	—	50
Total	$24,389	$196,990	$55,605	$276,984

The average contractual maturity of mortgage backed securities was 17 years as of March 31, 2019 and December 31, 2018.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Beginning balance
Workers' compensation claims liabilities	$413,397	$363,517
Add: claims expense accrual
Current period	40,385	39,052
Prior periods	(1,700)	(6)
	38,685	39,046
Less: claim payments related to
Current period	1,459	1,133
Prior periods	27,716	22,535
	29,175	23,668

Add: Change in claims incurred in excess of retention limits	(35)	(21)

Ending balance
Workers' compensation claims liabilities	$422,872	$378,874
Incurred but not reported (IBNR)	$268,291	$217,492

Ratio of IBNR to workers' compensation claims liabilities	63%	57%

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

The Company obtains policies from Chubb Limited (“Chubb”) for all clients in California, Delaware, Virginia, Pennsylvania, North Carolina, New Jersey, West Virginia, Idaho, Nevada and the District of Columbia. The arrangement with Chubb, known as a fronted program, provides BBSI a licensed, admitted insurance carrier to issue policies on behalf of BBSI. The risk of loss up to the first $5.0 million per occurrence is retained by BBSI through various agreements. Chubb assumes credit risk should BBSI be unable to satisfy its indemnification obligations.

The Company’s wholly owned, fully licensed captive insurance company incorporated in Arizona, AICE, provides reinsurance coverage up to $5.0 million per occurrence, except in Maryland and Colorado, where our retention per occurrence is $1.0 million and $2.0 million, respectively. The Company maintains excess workers’ compensation insurance coverage with Chubb between $5.0 million and statutory limits per occurrence, except in Maryland, where coverage with Chubb is between $1.0 million and statutory limits per occurrence, and in Colorado, where the coverage with Chubb is between $2.0 million and statutory limits per occurrence.

The Company also operates a wholly owned, fully licensed insurance company, Ecole, which provides workers’ compensation coverage to the Company’s employees working in Arizona and Utah. The Company maintains additional reinsurance coverage for Ecole with Chubb, for losses above $5.0 million per occurrence.

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

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into trust accounts (the “Chubb trust accounts”) to be used for the payment of future claims. The balance in the Chubb trust accounts was $462.2 million and $451.0 million at March 31, 2019 and December 31, 2018, respectively. The Chubb trust accounts’ balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified investment balances or other financial instruments totaling $85.2 million at March 31, 2019 and December 31, 2018, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At March 31, 2019, the Company provided surety bonds and standby letters of credit totaling $85.2 million, including a California requirement of $70.6 million.

The Company provided a total of $422.9 million and $413.4 million at March 31, 2019 and December 31, 2018, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $3.2 million at March 31, 2019 and December 31, 2018, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from excess insurance carriers of $3.2 million at March 31, 2019 and December 31, 2018, included in other assets on the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains a credit agreement (the “Agreement”) with the Bank. The Agreement provides a revolving credit line in the amount of $28.0 million effective July 1, 2018 and expires on July 1, 2020. The Agreement also provides a $7.5 million sublimit for standby letters of credit effective July 1, 2018. Of the $7.5 million sublimit for standby letters of credit, $5.9 million was used at March 31, 2019.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2019 and December 31, 2018. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

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

The Agreement also contains customary events of default. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At March 31, 2019, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.1 million and $4.2 million at March 31, 2019 and December 31, 2018, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

Note 5 – Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 842 “Leases” using the optional transition method. Under this method of adoption, the prior period comparative information in the consolidated financial statements has not been revised and continues to be reported under the previously applicable lease accounting guidance. Additionally, we elected the package of practical expedients permitted under the transition guidance, which included the carry-forward of historical lease classification.

The Company primarily leases office buildings under operating leases which are included in Operating lease right-of-use (“ROU”) assets, Current operating lease liabilities, and Long-term operating lease liabilities on the condensed consolidated balance sheets. The Company’s leases have remaining terms of 1 to 7 years and often include one or more options to renew. The Company evaluates renewal options at lease inception and on an ongoing basis, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring liabilities. Leases with initial terms of 12 months or less are considered short-term lease costs and are not recorded as ROU assets on the condensed consolidated balance sheets. The Company has elected the practical expedient not to separate non-lease components from lease components for all classes of assets. Our lease agreements contain $3.7 million of residual value guarantees, and generally do not contain material variable lease payments or restrictive covenants.

Information related to the Company's total lease costs were as follows ($ in thousands):

Three Months Ended
March 31, 2019
Operating lease cost	$1,956
Variable lease cost	107
Short-term lease cost	59
Total lease cost	$2,122

Information related to the Company's ROU assets and related lease liabilities were as follows (in thousands):

Three Months Ended
March 31, 2019
Cash paid for operating lease liabilities	$1,731
Right-of-use assets obtained in exchange for new operating lease obligations (1)	26,695
Weighted-average remaining lease term	4.3 years
Weighted-average discount rate	4.4%

(1) Includes $25.8 million for operating leases existing on January 1, 2019 and $0.9 million for operating leases that commenced in the first quarter of 2019.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2019 (in thousands):

April 1, 2019 through December 31, 2019	$5,564
2020	6,670
2021	6,157
2022	4,627
2023	3,158
Thereafter	1,715
Total undiscounted future minimum lease payments	27,891
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	2,570
Total operating lease liabilities	$25,321
Current operating lease liabilities	$6,299
Long-term operating lease liabilities	19,022
Total operating lease liabilities	$25,321

As previously disclosed in our 2018 Annual Report on Form 10-K, under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year would have been as follows (in thousands):

Year Ending
December 31,
2019	$7,135
2020	6,198
2021	5,673
2022	4,125
2023	2,642
Thereafter	1,474
$27,247

Note 6 – Income Taxes

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

Under Accounting Standards Codification (“ASC”) 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters.  The Company was in a cumulative income position for the 12 quarters ended March 31, 2019.

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

Note 7 – Litigation

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

BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. Given the uncertainties surrounding litigation, management is unable to estimate a potential range of loss arising from these actions.

Note 8 – Subsequent Events

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

Business Organization. We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and comprise senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety and various types of administration, including payroll. These teams are responsible for growth of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 23 states and the District of Columbia through a network of 62 branch locations in California, Oregon, Utah, Washington, Colorado, Idaho, Arizona, Maryland, North Carolina, Nevada, Delaware, Pennsylvania and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended
	March 31,
	2019		2018
Revenues:
Professional employer service fees	$190,527	87.3%	$188,961	84.4%
Staffing services	27,688	12.7	35,014	15.6
Total revenues	218,215	100.0	223,975	100.0
Cost of revenues:
Direct payroll costs	20,842	9.6	26,404	11.8
Payroll taxes and benefits	114,797	52.6	124,188	55.5
Workers’ compensation	54,229	24.9	57,121	25.5
Total cost of revenues	189,868	87.1	207,713	92.8
Gross margin	28,347	12.9	16,262	7.2
Selling, general and administrative expenses	33,160	15.2	29,428	13.2
Depreciation and amortization	969	0.4	1,004	0.4
Loss from operations	(5,782)	(2.7)	(14,170)	(6.4)
Other income, net	2,607	1.2	1,993	0.9
Loss before income taxes	(3,175)	(1.5)	(12,177)	(5.6)
Benefit from income taxes	(875)	(0.4)	(3,054)	(1.4)
Net loss	$(2,300)	(1.1)%	$(9,123)	(4.2)%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billing amounts and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billing and wage information for the three months ended March 31, 2019 and 2018.

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2019	2018
Gross billings	$1,360,244	$1,319,844
PEO and staffing wages	$1,156,371	$1,114,707

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

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2019	2018
Workers' compensation	$54,229	$57,121
Safety incentive costs	6,703	7,565
Non-GAAP gross workers' compensation	$60,932	$64,686

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)
	Percentage of Gross Billings
	Three Months Ended
	March 31,
	2019	2018
PEO and staffing wages	85.0%	84.5%
Payroll taxes and benefits	8.4%	9.4%
Non-GAAP gross workers' compensation	4.5%	4.9%

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

Three Months Ended March 31, 2019 and 2018

Net loss for the first quarter of 2019 amounted to $2.3 million compared to net loss of $9.1 million for the first quarter of 2018. Diluted loss per share for the first quarter of 2019 was $0.31 compared to diluted loss per share of $1.25 for the first quarter of 2018.

Revenues for the first quarter of 2019 totaled $218.2 million, a decrease of $5.8 million or 2.6% over the first quarter of 2018, which reflects an increase in the Company’s professional employer service fee revenue of $1.5 million or 0.8% and a decrease in staffing services revenue of $7.3 million or 20.9%. The decline in revenue was primarily due to the first quarter of 2019 having one less business day when compared to the first quarter of 2018.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the first quarter of 2019 exceeded business lost from former customers. Gross billings for PEO services to continuing customers increased 2.7% compared to the first quarter of 2018. This growth was primarily the result of increases in employee headcount and wage inflation, partially offset by having one less business day in the first quarter of 2019 compared to the first quarter of 2018. PEO revenue is presented net of safety incentives of $6.7 million and $7.6 million in the first quarter of 2019 and 2018, respectively. The decrease in staffing services revenue was due primarily to tight labor market conditions during the 2019 period.

Gross margin for the first quarter of 2019 totaled $28.3 million or 12.9% of revenue compared to $16.3 million or 7.2% of revenue for the first quarter of 2018. The increase in gross margin as a percentage of revenues is primarily due to decreases in payroll taxes and workers’ compensation expense as a percentage of revenues. We have been able to remove frictional costs from our model, while keeping pricing firm, and are experiencing margin expansion.

Direct payroll costs for the first quarter of 2019 totaled $20.8 million or 9.6% of revenue compared to $26.4 million or 11.8% of revenue for the first quarter of 2018. The decrease in direct payroll costs percentage was primarily due to the increase in professional employer services and the decrease of staffing services within the mix of our customer base compared to the first quarter of 2018.

Payroll taxes and benefits for the first quarter of 2019 totaled $114.8 million or 52.6% of revenue compared to $124.2 million or 55.5% of revenue for the first quarter of 2018. The decrease in payroll taxes and benefits as a percentage of revenues is primarily due to lower effective payroll tax rates and the relative increase in PEO services within the mix of our customer base compared to the first quarter of 2018.

Workers’ compensation expense for the first quarter of 2019 totaled $54.2 million or 24.9% of revenue compared to $57.1 million or 25.5% of revenue for the first quarter of 2018. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to lower frictional costs and a favorable adjustment of $1.7 million related to prior period claims during the quarter.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2019 totaled $33.2 million or 15.2% of revenue compared to $29.4 million or 13.2% of revenue for the first quarter of 2018. The increase was primarily attributable to an increase in employee-related expenses.

Other income, net for the first quarter of 2019 was $2.6 million as compared to other income, net of $2.0 million for the first quarter of 2018. The change was primarily attributable to an increase in investment income in the first quarter of 2019.

Our effective income tax rate for the first quarter of 2019 was 27.6%, compared to 25.1% for the first quarter of 2018. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $196.6 million, which includes cash, cash equivalents, and restricted cash, increased $55.9 million for the three months ended March 31, 2019, compared to a decrease of $65.4 million for the comparable period of 2018. The increase in cash at March 31, 2019 as compared to December 31, 2018 was primarily due to increased accrued payroll, payroll taxes and related benefits and proceeds from the sales and maturities of restricted investments.

Net cash provided by operating activities for the three months ended March 31, 2019 was $30.8 million, compared to net cash used of $2.2 million for the comparable period of 2018. For the three months ended March 31, 2019, cash flow from operating activities was primarily due to increased accrued payroll, payroll taxes and related benefits of $30.6 million and increased workers’ compensation claims liabilities of $9.5 million, partially offset by decreased other accrued liabilities of $3.5 million and a net loss of $2.3 million.

Net cash provided by investing activities for the three months ended March 31, 2019 was $27.0 million, compared to net cash used of $61.3 million for the comparable period of 2018. For the three months ended March 31, 2019, cash provided by investing activities consisted primarily of proceeds from sales and maturities of restricted investments of $30.9 million, partially offset by purchases of restricted investments of $2.0 million and purchases of property and equipment of $1.8 million.

Net cash used in financing activities for the three months ended March 31, 2019 was $2.0 million, compared to net cash used of $1.9 million for the comparable period of 2018. For the three months ended March 31, 2019, cash was primarily used for dividend payments of $1.9 million.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified financial instruments totaling $85.2 million at March 31, 2019 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At March 31, 2019, the Company provided surety bonds and standby letters of credit totaling $85.2 million, including a California requirement of $70.6 million. Management expects the surety bonds and letters of credit to decrease over time as a result of a declining self-insured liability in California. The Company’s self-insured status in California ended on December 31, 2014.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into trust accounts (the “Chubb trust accounts”) to be used for the payment of future claims. The balance in the Chubb trust accounts was $462.2 million and $451.0 million at March 31, 2019 and December 31, 2018, respectively. Included within the Chubb trust account at March 31, 2019, is $133.4 million of restricted cash. The restricted cash accrues interest at the 3-month Treasury bill yield rate plus 0.25%. The Chubb trust accounts balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

The Company maintains a credit agreement (the “Agreement”) with the Bank. The Agreement provides a revolving credit line in the amount of $28.0 million effective July 1, 2018 and expires on July 1, 2020. The Agreement also provides a $7.5 million sublimit for standby letters of credit effective July 1, 2018. Of the $7.5 million sublimit for standby letters of credit, $5.9 million was used at March 31, 2019.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit and 0.95% on standalone, fully secured letters of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2019 and December 31, 2018. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

In June 2018, as part of the Company’s workers’ compensation insurance program restructure with Chubb, the Agreement was amended to provide for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2019, subject to automatic renewal in specified circumstances.

In connection with the Chubb Letter of Credit, the Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 31 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million. In the first quarter of 2019 the Company deposited $16.0 million into the Collateral Accounts to satisfy the requirement for 2018.

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

The Agreement also contains customary events of default.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At March 31, 2019, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.1 million and $4.2 million at March 31, 2019 and December 31, 2018, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

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

All of our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include our ability to retain current clients and attract new clients, difficulties associated with integrating clients into our operations, economic trends in our service areas, the potential for material deviations from expected future workers’ compensation claims experience, the workers’ compensation regulatory environment in our primary markets, security breaches or failures in the Company’s information technology systems, collectability of accounts receivable, changes in effective payroll tax rates and federal and state income tax rates, the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results), the impact of the Patient Protection and Affordable Care Act and escalating medical costs on our business, the effect of conditions in the global capital markets on our investment portfolio, and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our fronted insurance program. Additional risk factors affecting our business are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 5, 2019. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt. As of March 31, 2019, the Company’s investments consisted principally of $178 million in corporate bonds, $82 million in mortgage backed securities, $43 million in U.S. government agency securities, $39 million in U.S. treasuries, $16 million in money market funds, $5 million in supranational bonds, and $2 million in mutual funds. The Company’s outstanding debt totaled approximately $4.1 million at March 31, 2019. Based on the Company’s overall interest exposure at March 31, 2019, a 50 basis point increase in market interest rates would have a $5.1 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See the information disclosed in “Note 7 - Litigation," to the condensed consolidated financial statements included in Part I of this report, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 5, 2019.

Item 6.	Exhibits
10.1	First and Second Amendments to the Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350.
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema Document
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101	DEF XBRL Taxonomy Extension Definition Linkbase Document
101	LAB XBRL Taxonomy Extension Label Linkbase Document
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document
**	Except as otherwise indicated, the SEC File Number for all exhibits is 000-21866.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: May 7, 2019	By:	/s/ Gary E. Kramer
Gary E. Kramer
Vice President-Finance, Treasurer and Secretary