Form 10-Q
period 2019-06-30
BARRETT BUSINESS SERVICES INC
filed 2019-08-07
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 1, 2019, 7,469,780 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$23,693	$35,371
Trade accounts receivable, net	163,228	151,597
Prepaid expenses and other	15,720	13,880
Investments	77,271	416
Restricted cash and investments	108,275	120,409
Total current assets	388,187	321,673
Investments	—	1,687
Property, equipment and software, net	27,999	24,812
Operating lease right-of-use assets	25,005	—
Restricted cash and investments	335,966	348,165
Goodwill	47,820	47,820
Other assets	3,329	3,474
Deferred income taxes	5,897	8,458
	$834,203	$756,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	4,824	4,336
Accrued payroll, payroll taxes and related benefits	181,966	158,683
Income taxes payable	2,670	4,403
Current operating lease liabilities	6,381	—
Other accrued liabilities	15,908	20,566
Workers' compensation claims liabilities	108,289	109,319
Safety incentives liability	27,316	29,210
Total current liabilities	347,575	326,738
Long-term workers' compensation claims liabilities	322,447	304,078
Long-term debt	3,840	3,951
Long-term operating lease liabilities	19,101	—
Customer deposits and other long-term liabilities	3,773	2,285
Total liabilities	696,736	637,052
Commitments and contingencies (Notes 4, 5 and 7)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,414 and 7,395 shares issued and outstanding	74	74
Additional paid-in capital	19,265	15,437
Accumulated other comprehensive income (loss)	1,632	(5,068)
Retained earnings	116,496	108,594
Total stockholders' equity	137,467	119,037
	$834,203	$756,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Professional employer service fees	$203,157	$197,277	$393,684	$386,239
Staffing services	27,825	34,326	55,513	69,340
Total revenues	230,982	231,603	449,197	455,579
Cost of revenues:
Direct payroll costs	20,992	26,020	41,834	52,423
Payroll taxes and benefits	101,697	98,249	216,494	222,437
Workers' compensation	53,174	58,854	107,403	115,976
Total cost of revenues	175,863	183,123	365,731	390,836
Gross margin	55,119	48,480	83,466	64,743
Selling, general and administrative expenses	39,005	35,614	72,165	65,043
Depreciation and amortization	970	1,274	1,939	2,278
Income (loss) from operations	15,144	11,592	9,362	(2,578)
Other income (expense):
Investment income, net	3,332	2,201	6,404	4,220
Interest expense	(481)	(68)	(958)	(110)
Other, net	—	(12)	12	4
Other income, net	2,851	2,121	5,458	4,114
Income before income taxes	17,995	13,713	14,820	1,536
Provision for (benefit from) income taxes	4,088	2,473	3,213	(581)
Net income	$13,907	$11,240	$11,607	$2,117
Basic income per common share	$1.88	$1.54	$1.57	$0.29
Weighted average number of basic common shares outstanding	7,410	7,310	7,408	7,307
Diluted income per common share	$1.81	$1.46	$1.51	$0.28
Weighted average number of diluted common shares outstanding	7,692	7,675	7,674	7,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In Thousands)

	Three Months Ended
	June 30,
	2019	2018
Net income	$13,907	$11,240
Unrealized gains (losses) on investments, net of tax of $1,164 and ($373) in 2019 and 2018, respectively	3,043	(975)
Comprehensive income	$16,950	$10,265

	Six Months Ended
	June 30,
	2019	2018
Net income	$11,607	$2,117
Unrealized gains (losses) on investments, net of tax of $2,561 and ($1,928) in 2019 and 2018, respectively	6,700	(4,939)
Comprehensive income (loss)	$18,307	$(2,822)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2019 and 2018

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2017	7,301	$73	$12,311	$(1,430)	$77,880	$88,834
Common stock issued on exercise of options and vesting of restricted stock units	7	—	53	—	—	53
Common stock repurchased on vesting of restricted stock units	(1)	—	(76)	—	—	(76)
Share-based compensation expense	—	—	1,542	—	—	1,542
Cash dividends on common stock ($0.25 per share)	—	—	—	—	(1,826)	(1,826)
Unrealized loss on investments, net of tax	—	—	—	(3,964)	—	(3,964)
Net loss	—	—	—	—	(9,123)	(9,123)
Balance, March 31, 2018	7,307	$73	$13,830	$(5,394)	$66,931	$75,440
Common stock issued on exercise of options and vesting of restricted stock units	5	—	48	—	—	48
Common stock repurchased on vesting of restricted stock units	(1)	—	(92)	—	—	(92)
Share-based compensation expense	—	—	1,041	—	—	1,041
Cash dividends on common stock ($0.25 per share)	—	—	—	—	(1,827)	(1,827)
Unrealized loss on investments, net of tax	—	—	—	(975)	—	(975)
Net income	—	—	—	—	11,240	11,240
Balance, June 30, 2018	7,311	$73	$14,827	$(6,369)	$76,344	$84,875

Balance, December 31, 2018	7,395	$74	$15,437	$(5,068)	$108,594	$119,037
Common stock issued on exercise of options and vesting of restricted stock units and performance awards	17	—	122	—	—	122
Common stock repurchased on vesting of restricted stock units and performance awards	(2)	—	(178)	—	—	(178)
Share-based compensation expense	—	—	1,387	—	—	1,387
Cash dividends on common stock ($0.25 per share)	—	—	—	—	(1,852)	(1,852)
Unrealized gain on investments, net of tax	—	—	—	3,657	—	3,657
Net loss	—	—	—	—	(2,300)	(2,300)
Balance, March 31, 2019	7,410	$74	$16,768	$(1,411)	$104,442	$119,873
Common stock issued on exercise of options and vesting of restricted stock units	4	—	56	—	—	56
Common stock repurchased on vesting of restricted stock units	—	—	—	—	—	—
Share-based compensation expense	—	—	2,441	—	—	2,441
Cash dividends on common stock ($0.25 per share)	—	—	—	—	(1,853)	(1,853)
Unrealized gain on investments, net of tax	—	—	—	3,043	—	3,043
Net income	—	—	—	—	13,907	13,907
Balance, June 30, 2019	7,414	$74	$19,265	$1,632	$116,496	$137,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$11,607	$2,117
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	1,939	2,278
Non-cash lease expense	3,509	—
Losses recognized on investments	26	38
Share-based compensation	3,828	2,583
Changes in certain operating assets and liabilities:
Trade accounts receivable	(11,631)	(15,896)
Income taxes receivable	—	(643)
Prepaid expenses and other	(1,840)	(4,100)
Accounts payable	488	(1,215)
Accrued payroll, payroll taxes and related benefits	24,740	4,533
Other accrued liabilities	(4,658)	(80)
Income taxes payable	(1,733)	—
Workers' compensation claims liabilities	17,470	27,341
Safety incentives liability	(1,894)	(468)
Operating lease liabilities	(3,032)	—
Other assets and liabilities, net	46	(27)
Net cash provided by operating activities	38,865	16,461
Cash flows from investing activities:
Purchase of property and equipment	(5,127)	(3,517)
Purchase of investments	(117)	(1,401)
Proceeds from sales and maturities of investments	15,262	1,369
Purchase of restricted investments	(3,245)	(103,388)
Proceeds from sales and maturities of restricted investments	34,765	32,749
Net cash provided by (used in) investing activities	41,538	(74,188)
Cash flows from financing activities:
Proceeds from credit-line borrowings	18,843	8,500
Payments on credit-line borrowings	(18,843)	(8,500)
Payments on long-term debt	(111)	(110)
Common stock repurchased on vesting of restricted stock units	(178)	(168)
Dividends paid	(3,705)	(3,653)
Proceeds from exercise of stock options	178	101
Net cash used in financing activities	(3,816)	(3,830)
Net increase (decrease) in cash, cash equivalents and restricted cash	76,587	(61,557)
Cash, cash equivalents and restricted cash, beginning of period	140,702	120,205
Cash, cash equivalents and restricted cash, end of period	$217,289	$58,648

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

Investments

The Company classifies investments as available-for-sale. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Investments are recorded as current on the condensed consolidated balance sheets as the invested funds are available for current operations. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of investments are included in investment income in our condensed consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the condensed consolidated statements of operations.

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $586,000 and $533,000 at June 30, 2019 and December 31, 2018, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Customer incentives

We accrue for and present expected customer incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third party administrator. The Company provided $27.3 million and $29.2 million at June 30, 2019 and December 31, 2018, respectively, as an estimate of the liability for unpaid safety incentives. Also, a one-time customer incentive of $9.8 million was declared in December 2018, and is included in other accrued liabilities on the consolidated balance sheets. At June 30, 2019 the remaining balance of this incentive was $7.2 million.

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

Statements of cash flows

Interest paid during the six months ended June 30, 2019 did not materially differ from interest expense. Interest paid during the six months ended June 30, 2018 totaled $1.8 million, primarily related to prepaid fees for the Company’s letter of credit. Income taxes paid during the six months ended June 30, 2019 totaled $5.0 million. Income taxes paid during the six months ended June 30, 2018 totaled $0.1 million.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$23,693	$35,371	$33,786	$59,835
Restricted cash, included in restricted cash and investments	193,596	105,331	24,862	60,370
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$217,289	$140,702	$58,648	$120,205

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average number of basic shares outstanding	7,410	7,310	7,408	7,307
Effect of dilutive securities	282	365	266	351
Weighted average number of diluted shares outstanding	7,692	7,675	7,674	7,658

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

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases.” The core principle is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The amendments in this update were adopted using the optional transition method, effective January 1, 2019. The lease commitments appear on our consolidated balance sheets as operating lease right-of-use assets and current and long-term operating lease liabilities. Such amounts are based on the present value of such commitments using our incremental borrowing rate. We have utilized the transition package of practical expedients permitted within the new standard, which allows us to carry forward the historical lease classification. See “Note 5 – Leases” for additional information.

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at June 30, 2019 and December 31, 2018 measured at fair value on a recurring basis (in thousands):

	June 30, 2019			December 31, 2018
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$224	$—	$224	$30	$—	$30
Total cash equivalents	224	—	224	30	—	30
Investments:
Corporate bonds	48,822	(126)	48,696	20	—	20
U.S. treasuries	19,002	(50)	18,952	347	—	347
U.S. government agency securities	8,913	248	9,161	50	(1)	49
Mortgage backed securities	447	(4)	443	—	—	—
Asset backed securities	19	—	19	—	—	—
Total current investments	77,203	68	77,271	417	(1)	416
Long term:
Investments:
U.S. treasuries	—	—	—	794	(3)	791
Mortgage backed securities	—	—	—	484	(13)	471
Corporate bonds	—	—	—	422	(7)	415
Asset backed securities	—	—	—	10	—	10
Total long term investments	—	—	—	1,710	(23)	1,687
Restricted cash and investments (1):
Corporate bonds	128,012	1,265	129,277	185,116	(3,739)	181,377
Mortgage backed securities	71,839	192	72,031	89,426	(2,026)	87,400
U.S. government agency securities	29,801	675	30,476	45,548	(908)	44,640
U.S. treasuries	18,794	21	18,815	44,304	(283)	44,021
Money market funds	16,614	—	16,614	419	—	419
Supranational bonds	4,767	34	4,801	4,765	(24)	4,741
Mutual funds	2,550	—	2,550	1,093	—	1,093
Asset backed securities	126	1	127	75	(1)	74
Municipal bonds	50	—	50	50	—	50
Total restricted cash and investments	272,553	2,188	274,741	370,796	(6,981)	363,815
Total investments	$349,980	$2,256	$352,236	$372,953	$(7,005)	$365,948

(1) Included in restricted cash and investments within the condensed consolidated balance sheet is restricted cash of $169.5 million and $104.5 million as of June 30, 2019 and December 31, 2018, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at June 30, 2019 and December 31, 2018 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	June 30, 2019				December 31, 2018
	Total				Total
	Recorded				Recorded
	Basis	Level 1	Level 2	Other (1)	Basis	Level 1	Level 2	Other (1)
Cash equivalents:
Money market funds	$224	$—	$—	$224	$30	$—	$—	$30
Investments:
Corporate bonds	48,696	—	48,696	—	435	—	435	—
U.S. treasuries	18,952	—	18,952	—	1,138	—	1,138	—
U.S. government agency securities	9,161	—	9,161	—	49	—	49	—
Mortgage backed securities	443	—	443	—	471	—	471	—
Asset backed securities	19	—	19	—	10	—	10	—
Restricted cash and investments:
Corporate bonds	129,277	—	129,277	—	181,377	—	181,377	—
Mortgage backed securities	72,031	—	72,031	—	87,400	—	87,400	—
U.S. government agency securities	30,476	—	30,476	—	44,640	—	44,640	—
U.S. treasuries	18,815	—	18,815	—	44,021	—	44,021	—
Money market funds	16,614	—	—	16,614	419	—	—	419
Supranational bonds	4,801	—	4,801	—	4,741	—	4,741	—
Mutual funds	2,550	2,550	—	—	1,093	1,093	—	—
Asset backed securities	127	—	127	—	74	—	74	—
Municipal bonds	50	—	50	—	50	—	50	—
Total investments	$352,236	$2,550	$332,848	$16,838	$365,948	$1,093	$364,406	$449

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

The following table summarizes the contractual maturities of the Company’s available for sale securities at June 30, 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2019
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$9,162	$143,773	$24,886	$152	$177,973
U.S. government agency securities	4,002	7,921	27,714	—	$39,637
U.S. treasuries	21,155	16,612	—	—	$37,767
Money market funds	16,838	—	—	—	$16,838
Supranational bonds	—	4,801	—	—	$4,801
Asset backed securities	—	146	—	—	$146
Municipal bonds	50	—	—	—	$50
Total	$51,207	$173,253	$52,600	$152	$277,212

The average contractual maturity of mortgage backed securities was 17 years as of June 30, 2019.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning balance
Workers' compensation claims liabilities	$422,872	$378,874	$413,397	$363,517
Add: claims expense accrual
Current period	41,145	39,967	81,530	79,019
Prior periods	(2,952)	—	(4,652)	(6)
	38,193	39,967	76,878	79,013
Less: claim payments related to
Current period	4,145	5,148	5,604	6,281
Prior periods	26,088	22,856	53,804	45,391
	30,233	28,004	59,408	51,672

Add: Change in claims incurred in excess of retention limits	(96)	(23)	(131)	(44)

Ending balance
Workers' compensation claims liabilities	$430,736	$390,814	$430,736	$390,814
Incurred but not reported (IBNR)	$273,114	$231,702	$273,114	$231,702

Ratio of IBNR to workers' compensation claims liabilities	63%	59%	63%	59%

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

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into trust accounts (the “Chubb trust accounts”) to be used for the payment of future claims. The balance in the Chubb trust accounts was $407.7 million and $451.0 million at June 30, 2019 and December 31, 2018, respectively. The Chubb trust accounts’ balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified investment balances or other financial instruments totaling $73.2 million and $85.2 million at June 30, 2019 and December 31, 2018, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At June 30, 2019, the Company provided surety bonds and standby letters of credit totaling $73.2 million, including a California requirement of $55.6 million.

The Company provided a total of $430.7 million and $413.4 million at June 30, 2019 and December 31, 2018, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $3.2 million at June 30, 2019 and December 31, 2018, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from excess insurance carriers of $3.2 million at June 30, 2019 and December 31, 2018, included in other assets on the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

On August 6, 2019, the Company entered into an amended credit agreement (the “Agreement”) with the Bank, which supersedes the previous agreement. The Agreement increased the revolving credit line from $28.0 million to $33.0 million and increased the sublimit for standby letters of credit from $7.5 million to $8.0 million. At June 30, 2019, $5.9 million of the sublimit for standby letters of credit was used. The Agreement expires on July 1, 2022. There were no changes to the previous credit agreement in place during the second quarter of 2019.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at June 30, 2019 and December 31, 2018. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provides for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2020, subject to automatic renewal in specified circumstances.

In connection with the Chubb Letter of Credit, the Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 15 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million.

The initial fee paid under the Chubb Letter of Credit in June 2018 was equal to 2.5% of the face amount thereof. Upon annual renewal, the fees payable to the Bank quarterly in advance include (a) a fee at the annual rate of 2.5%, calculated based on the difference between the face amount of the Chubb Letter of Credit and 95% of the aggregate value of the Collateral Accounts as of the end of the previous quarter, (b) a fee at the annual rate of 1.0% calculated based on the balance of the face amount, and (c) other fees upon the payment or negotiation of each drawing under the Chubb Letter of Credit.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At June 30, 2019, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.1 million and $4.2 million at June 30, 2019 and December 31, 2018, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

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

Information related to the Company's total lease costs were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Operating lease cost	$1,646	$3,602
Variable lease cost	143	250
Short-term lease cost	185	244
Total lease cost	$1,974	$4,096

Information related to the Company's ROU assets and related lease liabilities were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Cash paid for operating lease liabilities	$1,914	$3,644
Right-of-use assets obtained in exchange for new operating lease obligations (1)	1,819	28,514

(1) Six-months ended balance includes $25.8 million for operating leases existing on January 1, 2019 and $2.7 million for operating leases that commenced in the first six months of 2019.

		As of June 30, 2019
Weighted-average remaining lease term		4.2 years
Weighted-average discount rate		4.4%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2019 (in thousands):

July 1, 2019 through December 31, 2019	$3,767
2020	7,076
2021	6,450
2022	4,976
2023	3,672
Thereafter	2,087
Total undiscounted future minimum lease payments	28,028
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	2,546
Total operating lease liabilities	$25,482
Current operating lease liabilities	$6,381
Long-term operating lease liabilities	19,101
Total operating lease liabilities	$25,482

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

Under Accounting Standards Codification (“ASC”) 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters.  The Company was in a cumulative income position for the 12 quarters ended June 30, 2019.

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

Business Organization. We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and comprise senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety and various types of administration, including payroll. These teams are responsible for growth of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 23 states and the District of Columbia through a network of 63 branch locations in California, Oregon, Utah, Washington, Colorado, Idaho, Arizona, Maryland, Nevada, North Carolina, Delaware, Pennsylvania and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Revenues:
Professional employer service fees	$203,157	88.0%	$197,277	85.2%	$393,684	87.6%	$386,239	84.8%
Staffing services	27,825	12.0	34,326	14.8	55,513	12.4	69,340	15.2
Total revenues	230,982	100.0	231,603	100.0	449,197	100.0	455,579	100.0
Cost of revenues:
Direct payroll costs	20,992	9.1	26,020	11.2	41,834	9.3	52,423	11.5
Payroll taxes and benefits	101,697	44.0	98,249	42.4	216,494	48.2	222,437	48.8
Workers’ compensation	53,174	23.0	58,854	25.4	107,403	23.9	115,976	25.5
Total cost of revenues	175,863	76.1	183,123	79.0	365,731	81.4	390,836	85.8
Gross margin	55,119	23.9	48,480	21.0	83,466	18.6	64,743	14.2
Selling, general and administrative expenses	39,005	16.9	35,614	15.4	72,165	16.1	65,043	14.3
Depreciation and amortization	970	0.4	1,274	0.6	1,939	0.4	2,278	0.5
Income (loss) from operations	15,144	6.6	11,592	5.0	9,362	2.0	(2,578)	(0.6)
Other income, net	2,851	1.2	2,121	1.0	5,458	1.2	4,114	0.9
Income before income taxes	17,995	7.8	13,713	6.0	14,820	3.3	1,536	0.3
Provision for (benefit from) income taxes	4,088	1.8	2,473	1.1	3,213	0.7	(581)	(0.1)
Net income	$13,907	6.0%	$11,240	4.9%	$11,607	2.5%	$2,117	0.4%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billing amounts and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billing and wage information for the three and six months ended June 30, 2019 and 2018.

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Gross billings	$1,463,962	$1,379,483	$2,824,206	$2,699,327
PEO and staffing wages	$1,246,576	$1,165,860	$2,402,947	$2,280,567

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Workers' compensation	$53,174	$58,854	$107,403	$115,976
Safety incentive costs	7,833	8,039	14,536	15,604
Non-GAAP gross workers' compensation	$61,007	$66,893	$121,939	$131,580

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
PEO and staffing wages	85.2%	84.5%	85.1%	84.5%
Payroll taxes and benefits	6.9%	7.1%	7.7%	8.2%
Non-GAAP gross workers' compensation	4.2%	4.8%	4.3%	4.9%

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

Three Months Ended June 30, 2019 and 2018

Net income for the second quarter of 2019 amounted to $13.9 million compared to net income of $11.2 million for the second quarter of 2018. Diluted income per share for the second quarter of 2019 was $1.81 compared to diluted income per share of $1.46 for the second quarter of 2018.

Revenues for the second quarter of 2019 totaled $231.0 million, a decrease of $0.6 million or 0.3% over the second quarter of 2018, which reflects an increase in the Company’s professional employer service fee revenue of $5.9 million or 3.0% and a decrease in staffing services revenue of $6.5 million or 19.0%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the second quarter of 2019 exceeded business lost from former customers. Gross billings for PEO services to continuing customers increased 4.0% compared to the second quarter of 2018. This growth was primarily the result of increases in employee headcount and wage inflation. PEO revenue is presented net of safety incentives of $7.8 million and $8.0 million in the second quarter of 2019 and 2018, respectively. The decrease in staffing services revenue was due primarily to tight labor market conditions during the 2019 period.

Gross margin for the second quarter of 2019 totaled $55.1 million or 23.9% of revenue compared to $48.5 million or 21.0% of revenue for the second quarter of 2018. The increase in gross margin as a percentage of revenues is primarily due to decreases in payroll taxes and workers’ compensation expense as a percentage of revenues.

Direct payroll costs for the second quarter of 2019 totaled $21.0 million or 9.1% of revenue compared to $26.0 million or 11.2% of revenue for the second quarter of 2018. The decrease in direct payroll costs percentage was primarily due to the increase in professional employer services and the decrease of staffing services within the mix of our customer base compared to the second quarter of 2018.

Payroll taxes and benefits for the second quarter of 2019 totaled $101.7 million or 44.0% of revenue compared to $98.2 million or 42.4% of revenue for the second quarter of 2018. The increase in payroll taxes and benefits as a percentage of revenues is primarily due to the relative increase in PEO services within the mix of our customer base compared to the second quarter of 2018.

Workers’ compensation expense for the second quarter of 2019 totaled $53.2 million or 23.0% of revenue compared to $58.9 million or 25.4% of revenue for the second quarter of 2018. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to lower frictional costs and a favorable adjustment of $3.0 million related to prior period claims during the quarter.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2019 totaled $39.0 million or 16.9% of revenue compared to $35.6 million or 15.4% of revenue for the second quarter of 2018. The increase was primarily attributable to an increase in employee-related expenses.

Other income, net for the second quarter of 2019 was $2.9 million as compared to other income, net of $2.1 million for the second quarter of 2018. The change was primarily attributable to an increase in investment income in the second quarter of 2019.

Our effective income tax rate for the second quarter of 2019 was 22.7%, compared to 18.0% for the second quarter of 2018. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

Six Months Ended June 30, 2019 and 2018

Net income for the first six months of 2019 amounted to $11.6 million compared to net income of $2.1 million for the first six months of 2018. Diluted income per share for the first six months of 2019 was $1.51 compared to diluted income per share of $0.28 for the first six months of 2018.

Revenues for the first six months of 2019 totaled $449.2 million, a decrease of $6.4 million or 1.4% over the first six months of 2018, which reflects an increase in the Company’s professional employer service fee revenue of $7.4 million or 1.9% and a decrease in staffing services revenue of $13.8 million or 20.0%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the first six months of 2019 exceeded business lost from former customers.  Gross billings for PEO services to continuing customers increased 3.4% compared to the first six months of 2018. This growth was primarily the result of increases in employee headcount and wage inflation. PEO revenue is presented net of safety incentives of $14.5 million and $15.6 million in the first six months of 2019 and 2018, respectively. The decrease in staffing services revenue was due primarily to tight labor market conditions during the 2019 period.

Gross margin for the first six months of 2019 totaled $83.5 million or 18.6% of revenue compared to $64.7 million or 14.2% of revenue for the first six months of 2018. The increase in gross margin as a percentage of revenues is primarily due to decreases in payroll taxes and workers’ compensation expense as a percentage of revenues.

Direct payroll costs for the first six months of 2019 totaled $41.8 million or 9.3% of revenue compared to $52.4 million or 11.5% of revenue for the first six months of 2018. The decrease in direct payroll percentage was primarily due to the increase in professional employer services and the decrease of staffing services within the mix of our customer base compared to the first six months of 2018.

Payroll taxes and benefits for the first six months of 2019 totaled $216.5 million or 48.2% of revenue compared to $222.4 million or 48.8% of revenue for the first six months of 2018.  The decrease in payroll taxes and benefits as a percentage of revenues is primarily due to lower effective payroll tax rates, partially offset by the relative increase in PEO services within the mix of our customer base compared to the first six months of 2018.

Workers’ compensation expense for the first six months of 2019 totaled $107.4 million or 23.9% of revenue compared to $116.0 million or 25.5% of revenue for the first six months of 2018. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to lower frictional costs and a favorable adjustment of $4.7 million related to prior period claims during the first six months of 2019.

SG&A expenses for the first six months of 2019 totaled $72.2 million or 16.1% of revenue compared to $65.0 million or 14.3% of revenue for the first six months of 2018. The increase was primarily attributable to an increase in employee-related expenses.

Other income, net for the first six months of 2019 was $5.5 million as compared to other income, net of $4.1 million for the first six months of 2018. The change was primarily attributable to an increase in investment income in the first six months of 2019.

Our effective income tax rate for the first six months of 2019 was 21.7% compared to -37.8% for the first six months of 2018. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $217.3 million, which includes cash, cash equivalents, and restricted cash, increased $76.6 million for the six months ended June 30, 2019, compared to a decrease of $61.6 million for the comparable period of 2018. The increase in cash at June 30, 2019 as compared to December 31, 2018 was primarily due to increased accrued payroll, payroll taxes and related benefits, increased workers’ compensation claims liabilities, and proceeds from the sales and maturities of investments and restricted investments.

Net cash provided by operating activities for the six months ended June 30, 2019 was $38.9 million, compared to net cash provided of $16.5 million for the comparable period of 2018. For the six months ended June 30, 2019, cash flow from operating activities was primarily due to net income of $11.6 million, increased accrued payroll, payroll taxes and related benefits of $24.7 million and increased workers’ compensation claims liabilities of $17.5 million, partially offset by increased trade accounts receivable of $11.6 million and decreased other accrued liabilities of $4.7 million.

Net cash provided by investing activities for the six months ended June 30, 2019 was $41.5 million, compared to net cash used of $74.2 million for the comparable period of 2018. For the six months ended June 30, 2019, cash provided by investing activities consisted primarily of proceeds from sales and maturities of investments and restricted investments of $50.0 million, partially offset by purchases of property and equipment of $5.1 million and purchases of restricted investments of $3.2 million.

Net cash used in financing activities for the six months ended June 30, 2019 was $3.8 million, compared to net cash used of $3.8 million for the comparable period of 2018. For the six months ended June 30, 2019, cash was primarily used for dividend payments of $3.7 million.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain specified financial instruments totaling $73.2 million at June 30, 2019 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At June 30, 2019, the Company provided surety bonds and standby letters of credit totaling $73.2 million, including a California requirement of $55.6 million. Management expects the surety bonds and letters of credit to decrease over time as a result of a declining self-insured liability in California.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly payments into trust accounts (the “Chubb trust accounts”) to be used for the payment of future claims. The balance in the Chubb trust accounts was $407.7 million and $451.0 million at June 30, 2019 and December 31, 2018, respectively. Included within the Chubb trust account at June 30, 2019, is $168.5 million of restricted cash. The restricted cash accrues interest at the 3-month Treasury bill yield rate plus 0.25%. The Chubb trust accounts balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

On August 6, 2019, the Company entered into an amended credit agreement (the “Agreement”) with the Bank, which supersedes the previous agreement. The Agreement increased the revolving credit line from $28.0 million to $33.0 million and increased the sublimit for standby letters of credit from $7.5 million to $8.0 million. At June 30, 2019, $5.9 million of the sublimit for standby letters of credit was used. The Agreement expires on July 1, 2022. There were no changes to the previous credit agreement in place during the second quarter of 2019.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at June 30, 2019 and December 31, 2018. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provides for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2020, subject to automatic renewal in specified circumstances.

In connection with the Chubb Letter of Credit, the Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 15 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million. In the first quarter of 2019 the Company deposited $16.0 million into the Collateral Accounts to satisfy the requirement for 2018.

The initial fee paid under the Chubb Letter of Credit in June 2018 was equal to 2.5% of the face amount thereof. Upon annual renewal, the fees payable to the Bank quarterly in advance include (a) a fee at the annual rate of 2.5%, calculated based on the difference between the face amount of the Chubb Letter of Credit and 95% of the aggregate value of the Collateral Accounts as of the end of the previous quarter, (b) a fee at the annual rate of 1.0% calculated based on the balance of the face amount, and (c) other fees upon the payment or negotiation of each drawing under the Chubb Letter of Credit.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At June 30, 2019, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.1 million and $4.2 million at June 30, 2019 and December 31, 2018, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

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

All of our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include our ability to retain current clients and attract new clients, difficulties associated with integrating clients into our operations, economic trends in our service areas, the potential for material deviations from expected future workers’ compensation claims experience, the workers’ compensation regulatory environment in our primary markets, security breaches or failures in the Company’s information technology systems, collectability of accounts receivable, changes in effective payroll tax rates and federal and state income tax rates, the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results), the impact of the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business, the effect of conditions in the global capital markets on our investment portfolio, and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our fronted insurance program. Additional risk factors affecting our business are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 5, 2019. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt. As of June 30, 2019, the Company’s investments consisted principally of $178 million in corporate bonds, $72 million in mortgage backed securities, $40 million in U.S. government agency securities, $38 million in U.S. treasuries, $17 million in money market funds, $5 million in supranational bonds, and $3 million in mutual funds. The Company’s outstanding debt totaled approximately $4.1 million at June 30, 2019. Based on the Company’s overall interest exposure at June 30, 2019, a 50 basis point increase in market interest rates would have a $4.6 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.	Other Information

On August 6, 2019, the Company and the Bank entered into a Second Amended and Restated Credit Agreement that provides for an increase in the revolving credit line from $28.0 million to $33.0 million, the removal of certain financial covenants and negative covenants, and an extended term from July 1, 2020, to July 1, 2022, among other changes.  For additional information regarding the Company’s borrowing relationship with the Bank, see Note 4 to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this report.  The amended loan documents are filed with this report as Exhibits 4.1 and 4.2.

Item 6.	Exhibits
4.1	Second Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association, dated as of August 6, 2019.
4.2	Third Amended and Restated Revolving Line of Credit Note dated August 6, 2019 of the Registrant.
10.1	Form of Non-Employee Director Restricted Stock Units Award Agreement for awards granted in 2019 and thereafter under the Registrant's 2015 Stock Incentive Plan.
10.2	Transition and Separation Agreement between the Registrant and Gregory R. Vaughn dated as of June 3, 2019.
10.3	Summary of Compensatory Arrangements for Non-Employee Directors of the Registrant effective July 1, 2019.
10.4	Indemnification Agreement between the Registrant and Michael L. Elich dated as of July 15, 2019.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350.
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema Document
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101	DEF XBRL Taxonomy Extension Definition Linkbase Document
101	LAB XBRL Taxonomy Extension Label Linkbase Document
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document
**	Except as otherwise indicated, the SEC File Number for all exhibits is 000-21866.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: August 7, 2019	By:	/s/ Gary E. Kramer
Gary E. Kramer
Vice President-Finance, Treasurer and Secretary