Form 10-Q
period 2019-09-30
BARRETT BUSINESS SERVICES INC
filed 2019-11-06
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 1, 2019, 7,494,281 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$35,452	$35,371
Investments	101,748	416
Trade accounts receivable, net	187,467	151,597
Prepaid expenses and other	15,974	13,880
Restricted cash and investments	107,702	120,409
Total current assets	448,343	321,673
Investments	—	1,687
Property, equipment and software, net	29,575	24,812
Operating lease right-of-use assets	23,784	—
Restricted cash and investments	311,882	348,165
Goodwill	47,820	47,820
Other assets	3,253	3,474
Deferred income taxes	5,523	8,458
	$870,180	$756,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	5,432	4,336
Accrued payroll, payroll taxes and related benefits	197,686	158,683
Income taxes payable	3,408	4,403
Current operating lease liabilities	6,448	—
Other accrued liabilities	13,244	20,566
Workers' compensation claims liabilities	113,623	109,319
Safety incentives liability	27,727	29,210
Total current liabilities	367,789	326,738
Long-term workers' compensation claims liabilities	316,423	304,078
Long-term debt	3,785	3,951
Long-term operating lease liabilities	17,906	—
Customer deposits and other long-term liabilities	4,106	2,285
Total liabilities	710,009	637,052
Commitments and contingencies (Notes 4, 5 and 7)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,494 and 7,395 shares issued and outstanding	75	74
Additional paid-in capital	18,259	15,437
Accumulated other comprehensive income (loss)	2,619	(5,068)
Retained earnings	139,218	108,594
Total stockholders' equity	160,171	119,037
	$870,180	$756,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Professional employer service fees	$214,156	$206,320	$607,840	$592,559
Staffing services	33,806	40,967	89,319	110,307
Total revenues	247,962	247,287	697,159	702,866
Cost of revenues:
Direct payroll costs	25,464	30,842	67,298	83,265
Payroll taxes and benefits	104,847	100,348	321,341	322,784
Workers' compensation	46,887	56,412	154,290	172,388
Total cost of revenues	177,198	187,602	542,929	578,437
Gross margin	70,764	59,685	154,230	124,429
Selling, general and administrative expenses	41,352	36,670	113,517	101,713
Depreciation and amortization	970	949	2,909	3,228
Income from operations	28,442	22,066	37,804	19,488
Other income (expense):
Investment income, net	2,882	2,235	9,286	6,455
Interest expense	(394)	(465)	(1,352)	(574)
Other, net	—	10	12	15
Other income, net	2,488	1,780	7,946	5,896
Income before income taxes	30,930	23,846	45,750	25,384
Provision for income taxes	5,959	4,759	9,172	4,178
Net income	$24,971	$19,087	$36,578	$21,206
Basic income per common share	$3.34	$2.59	$4.92	$2.89
Weighted average number of basic common shares outstanding	7,483	7,369	7,433	7,327
Diluted income per common share	$3.24	$2.50	$4.76	$2.77
Weighted average number of diluted common shares outstanding	7,711	7,643	7,686	7,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	September 30,
	2019	2018
Net income	$24,971	$19,087
Unrealized gains (losses) on investments, net of tax of $376 and ($396) in 2019 and 2018, respectively	987	(1,037)
Comprehensive income	$25,958	$18,050

	Nine Months Ended
	September 30,
	2019	2018
Net income	$36,578	$21,206
Unrealized gains (losses) on investments, net of tax of $2,935 and ($2,325) in 2019 and 2018, respectively	7,687	(5,976)
Comprehensive income	$44,265	$15,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2018

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2017	7,301	$73	$12,311	$(1,430)	$77,880	$88,834
Common stock issued on exercise of options and vesting of restricted stock units	7	—	53	—	—	53
Common stock repurchased on vesting of restricted stock units	(1)	—	(76)	—	—	(76)
Share-based compensation expense	—	—	1,542	—	—	1,542
Cash dividends on common stock ($0.25 per share)	—	—	—	—	(1,826)	(1,826)
Unrealized loss on investments, net of tax	—	—	—	(3,964)	—	(3,964)
Net loss	—	—	—	—	(9,123)	(9,123)
Balance, March 31, 2018	7,307	$73	$13,830	$(5,394)	$66,931	$75,440
Common stock issued on exercise of options and vesting of restricted stock units	5	—	48	—	—	48
Common stock repurchased on vesting of restricted stock units	(1)	—	(92)	—	—	(92)
Share-based compensation expense	—	—	1,041	—	—	1,041
Cash dividends on common stock ($0.25 per share)	—	—	—	—	(1,827)	(1,827)
Unrealized loss on investments, net of tax	—	—	—	(975)	—	(975)
Net income	—	—	—	—	11,240	11,240
Balance, June 30, 2018	7,311	$73	$14,827	$(6,369)	$76,344	$84,875
Common stock issued on exercise of options and vesting of restricted stock units	100	1	222	—	—	223
Common stock repurchased on vesting of restricted stock units	(30)	—	(2,784)	—	—	(2,784)
Share-based compensation expense	—	—	1,409	—	—	1,409
Cash dividends on common stock ($0.25 per share)	—	—	—	—	(1,844)	(1,844)
Unrealized loss on investments, net of tax	—	—	—	(1,037)	—	(1,037)
Net income	—	—	—	—	19,087	19,087
Balance, September 30, 2018	7,381	$74	$13,674	$(7,406)	$93,587	$99,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2019

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2018	7,395	$74	$15,437	$(5,068)	$108,594	$119,037
Common stock issued on exercise of options and vesting of restricted stock units and performance awards	17	—	122	—	—	122
Common stock repurchased on vesting of restricted stock units and performance awards	(2)	—	(178)	—	—	(178)
Share-based compensation expense	—	—	1,387	—	—	1,387
Cash dividends on common stock ($0.25 per share)	—	—	—	—	(1,852)	(1,852)
Unrealized gain on investments, net of tax	—	—	—	3,657	—	3,657
Net loss	—	—	—	—	(2,300)	(2,300)
Balance, March 31, 2019	7,410	$74	$16,768	$(1,411)	$104,442	$119,873
Common stock issued on exercise of options and vesting of restricted stock units	4	—	56	—	—	56
Share-based compensation expense	—	—	2,441	—	—	2,441
Cash dividends on common stock ($0.25 per share)	—	—	—	—	(1,853)	(1,853)
Unrealized gain on investments, net of tax	—	—	—	3,043	—	3,043
Net income	—	—	—	—	13,907	13,907
Balance, June 30, 2019	7,414	$74	$19,265	$1,632	$116,496	$137,467
Common stock issued on exercise of options and vesting of restricted stock units	116	1	279	—	—	280
Common stock repurchased on vesting of restricted stock units	(36)	—	(2,958)	—	—	(2,958)
Share-based compensation expense	—	—	1,673	—	—	1,673
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,249)	(2,249)
Unrealized gain on investments, net of tax	—	—	—	987	—	987
Net income	—	—	—	—	24,971	24,971
Balance, September 30, 2019	7,494	$75	$18,259	$2,619	$139,218	$160,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$36,578	$21,206
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	2,909	3,228
Non-cash lease expense	5,243	—
Investment (accretion) amortization and (gains) losses recognized	940	36
Share-based compensation	5,501	3,992
Changes in certain operating assets and liabilities:
Trade accounts receivable	(35,870)	(25,910)
Income taxes receivable	—	1,686
Prepaid expenses and other	(2,094)	(6,720)
Accounts payable	1,096	(702)
Accrued payroll, payroll taxes and related benefits	40,763	13,079
Other accrued liabilities	(7,322)	(772)
Income taxes payable	(995)	2,429
Workers' compensation claims liabilities	16,857	35,391
Safety incentives liability	(1,483)	68
Operating lease liabilities	(4,673)	—
Other assets and liabilities, net	75	(109)
Net cash provided by operating activities	57,525	46,902
Cash flows from investing activities:
Purchase of property and equipment	(7,672)	(4,442)
Purchase of investments	(658)	(1,688)
Proceeds from sales and maturities of investments	15,941	1,481
Purchase of restricted investments	(3,946)	(103,861)
Proceeds from sales and maturities of restricted investments	42,409	54,819
Net cash provided by (used in) investing activities	46,074	(53,691)
Cash flows from financing activities:
Proceeds from credit-line borrowings	18,843	8,500
Payments on credit-line borrowings	(18,843)	(8,500)
Payments on long-term debt	(166)	(165)
Common stock repurchased on vesting of stock awards	(3,136)	(2,952)
Dividends paid	(5,954)	(5,499)
Proceeds from exercise of stock options	458	324
Net cash used in financing activities	(8,798)	(8,292)
Net increase (decrease) in cash, cash equivalents and restricted cash	94,801	(15,081)
Cash, cash equivalents and restricted cash, beginning of period	140,702	120,205
Cash, cash equivalents and restricted cash, end of period	$235,503	$105,124

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $774,000 and $533,000 at September 30, 2019 and December 31, 2018, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Workers’ compensation claims liabilities

Our workers’ compensation claims liabilities do not represent an exact calculation of liability but rather management’s best estimate, utilizing actuarial expertise and projection techniques, at a given reporting date. The estimated liability for open workers’ compensation claims is based on an evaluation of information provided by our third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse loss development with respect to reported claims and incurred but not reported claims (together, “IBNR”). Workers’ compensation claims liabilities include case reserve estimates for reported losses, plus additional amounts for estimated IBNR claims, MCC and legal costs, and unallocated loss adjustment expenses. The estimate of incurred costs expected to be paid within one year is included in current liabilities, while the estimate of incurred costs expected to be paid beyond one year is included in long-term liabilities on our condensed consolidated balance sheets. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

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

Customer incentives

We accrue for and present expected customer incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third party administrator. The Company provided $27.7 million and $29.2 million at September 30, 2019 and December 31, 2018, respectively, as an estimate of the liability for unpaid safety incentives. Also, a one-time customer incentive of $9.8 million was declared in December 2018 and is included in other accrued liabilities on the consolidated balance sheets. At September 30, 2019 the remaining unpaid amount of this incentive was $5.0 million.

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

Statements of cash flows

Interest paid during the nine months ended September 30, 2019 did not materially differ from interest expense. Interest paid during the nine months ended September 30, 2018 totaled $1.8 million, primarily related to prepaid fees for the Company’s letter of credit. Income taxes paid during the nine months ended September 30, 2019 totaled $10.1 million. Income taxes paid during the nine months ended September 30, 2018 totaled $0.1 million.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$35,452	$35,371	$34,975	$59,835
Restricted cash, included in restricted cash and investments	200,051	105,331	70,149	60,370
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$235,503	$140,702	$105,124	$120,205

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average number of basic shares outstanding	7,483	7,369	7,433	7,327
Effect of dilutive securities	228	274	253	325
Weighted average number of diluted shares outstanding	7,711	7,643	7,686	7,652

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

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases.” The core principle is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The amendments in this update were adopted using the optional transition method, effective January 1, 2019. The lease commitments appear on our condensed consolidated balance sheets as operating lease right-of-use assets and current and long-term operating lease liabilities. Such amounts are based on the present value of such commitments using our incremental borrowing rate. We have utilized the transition package of practical expedients permitted within the new standard, which allows us to carry forward the historical lease classification. See “Note 5 – Leases” for additional information.

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at September 30, 2019 and December 31, 2018 measured at fair value on a recurring basis (in thousands):

	September 30, 2019			December 31, 2018
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$6,121	$—	$6,121	$30	$—	$30
Total cash equivalents	6,121	—	6,121	30	—	30
Investments:
Corporate bonds	70,922	36	70,958	20	—	20
U.S. treasuries	18,642	(27)	18,615	347	—	347
U.S. government agency securities	8,910	313	9,223	50	(1)	49
Mortgage backed securities	2,943	(8)	2,935	—	—	—
Asset backed securities	17	—	17	—	—	—
Total current investments	101,434	314	101,748	417	(1)	416
Long term:
Investments:
U.S. treasuries	—	—	—	794	(3)	791
Mortgage backed securities	—	—	—	484	(13)	471
Corporate bonds	—	—	—	422	(7)	415
Asset backed securities	—	—	—	10	—	10
Total long term investments	—	—	—	1,710	(23)	1,687
Restricted cash and investments (1):
Corporate bonds	101,533	1,793	103,326	185,116	(3,739)	181,377
Mortgage backed securities	66,012	507	66,519	89,426	(2,026)	87,400
U.S. government agency securities	29,780	947	30,727	45,548	(908)	44,640
Money market funds	19,085	(2)	19,083	419	—	419
U.S. treasuries	18,397	24	18,421	44,304	(283)	44,021
Supranational bonds	4,769	33	4,802	4,765	(24)	4,741
Mutual funds	2,844	—	2,844	1,093	—	1,093
Asset backed securities	116	1	117	75	(1)	74
Municipal bonds	50	—	50	50	—	50
Total restricted cash and investments	242,586	3,303	245,889	370,796	(6,981)	363,815
Total investments	$350,141	$3,617	$353,758	$372,953	$(7,005)	$365,948

(1) Included in restricted cash and investments within the condensed consolidated balance sheet is restricted cash of $173.7 million and $104.5 million as of September 30, 2019 and December 31, 2018, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at September 30, 2019 and December 31, 2018 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	September 30, 2019				December 31, 2018
	Total				Total
	Recorded				Recorded
	Basis	Level 1	Level 2	Other (1)	Basis	Level 1	Level 2	Other (1)
Cash equivalents:
Money market funds	$6,121	$—	$—	$6,121	$30	$—	$—	$30
Investments:
Corporate bonds	70,958	—	70,958	—	435	—	435	—
U.S. treasuries	18,615	—	18,615	—	1,138	—	1,138	—
U.S. government agency securities	9,223	—	9,223	—	49	—	49	—
Mortgage backed securities	2,935	—	2,935	—	471	—	471	—
Asset backed securities	17	—	17	—	10	—	10	—
Restricted cash and investments:
Corporate bonds	103,326	—	103,326	—	181,377	—	181,377	—
Mortgage backed securities	66,519	—	66,519	—	87,400	—	87,400	—
U.S. government agency securities	30,727	—	30,727	—	44,640	—	44,640	—
Money market funds	19,083	—	—	19,083	419	—	—	419
U.S. treasuries	18,421	—	18,421	—	44,021	—	44,021	—
Supranational bonds	4,802	—	4,802	—	4,741	—	4,741	—
Mutual funds	2,844	2,844	—	—	1,093	1,093	—	—
Asset backed securities	117	—	117	—	74	—	74	—
Municipal bonds	50	—	50	—	50	—	50	—
Total investments	$353,758	$2,844	$325,710	$25,204	$365,948	$1,093	$364,406	$449

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

The following table summarizes the contractual maturities of the Company’s available for sale securities at September 30, 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2019
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$30,040	$122,786	$21,458	$—	$174,284
U.S. government agency securities	5,499	6,443	28,008	—	$39,950
U.S. treasuries	36,232	804	—	—	$37,036
Money market funds	25,204	—	—	—	$25,204
Supranational bonds	—	4,802	—	—	$4,802
Asset backed securities	—	134	—	—	$134
Municipal bonds	50	—	—	—	$50
Total	$97,025	$134,969	$49,466	$-	$281,460

The average contractual maturity of mortgage backed securities was 17 years as of September 30, 2019.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning balance
Workers' compensation claims liabilities	$430,736	$390,814	$413,397	$363,517
Add: claims expense accrual
Current period	37,404	37,784	118,934	116,803
Prior periods	(5,593)	(2,327)	(10,245)	(2,333)
	31,811	35,457	108,689	114,470
Less: claim payments related to
Current period	8,609	7,502	14,213	13,783
Prior periods	23,815	19,905	77,619	65,296
	32,424	27,407	91,832	79,079

Change in claims incurred in excess of retention limits	(77)	(26)	(208)	(70)

Ending balance
Workers' compensation claims liabilities	$430,046	$398,838	$430,046	$398,838
Incurred but not reported (IBNR)	$274,344	$246,174	$274,344	$246,174

Ratio of IBNR to workers' compensation claims liabilities	64%	62%	64%	62%

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

For all other clients, the Company obtains policies from Chubb Limited (“Chubb”) through an arrangement known as a fronted program, which provides the Company a licensed, admitted insurance carrier to issue policies on behalf of the Company. Chubb assumes credit risk should the Company be unable to satisfy its indemnification obligations.

Through various insurance arrangements, the Company retains risk of loss up to the first $5.0 million per occurrence, except in Maryland and Colorado, where our retention per occurrence is $1.0 million and $2.0 million, respectively.

The fronted program with Chubb requires that collateral be advanced at the inception of the policy term. To partially satisfy these collateral requirements, the Company provided a surety bond of $15.0 million and a letter of credit of $63.7 million from its principal bank, Wells Fargo Bank, National Association (the “Bank”).

In addition, the Company makes monthly collateral payments into trust accounts (the “Chubb trust accounts”) for the fronted program. The balance in the Chubb trust accounts was $380.6 million and $451.0 million at September 30, 2019 and December 31, 2018, respectively. The Chubb trust accounts’ balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain collateral totaling $74.8 million and $85.2 million at September 30, 2019 and December 31, 2018, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At September 30, 2019, the Company provided surety bonds and standby letters of credit totaling $74.8 million, including a California requirement of $55.6 million.

The Company provided a total of $430.0 million and $413.4 million at September 30, 2019 and December 31, 2018, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $3.0 million and $3.2 million at September 30, 2019 and December 31, 2018, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from excess insurance carriers of $3.0 million and $3.2 million at September 30, 2019 and December 31, 2018, respectively, included in other assets on the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

On August 6, 2019, the Company entered into an amended credit agreement (the “Agreement”) with the Bank, which supersedes the previous agreement. The Agreement increased the revolving credit line from $28.0 million to $33.0 million and increased the sublimit for standby letters of credit from $7.5 million to $8.0 million. At September 30, 2019, $5.8 million of the sublimit for standby letters of credit was used. The Agreement expires on July 1, 2022.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at September 30, 2019 and December 31, 2018. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provides for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2020, subject to automatic renewal in specified circumstances.

In connection with the Chubb Letter of Credit, the Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 15 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million. Through the third quarter of 2019, the Company has deposited $18.1 million into the Collateral Accounts.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At September 30, 2019, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.0 million and $4.2 million at September 30, 2019 and December 31, 2018, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

Note 5 – Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842 “Leases” using the optional transition method. Under this method of adoption, the prior period comparative information in the consolidated financial statements has not been revised and continues to be reported under the previously applicable lease accounting guidance. Additionally, we elected the package of practical expedients permitted under the transition guidance, which included the carry-forward of historical lease classification.

The Company primarily leases office buildings under operating leases which are included in Operating lease right-of-use (“ROU”) assets, Current operating lease liabilities, and Long-term operating lease liabilities on the condensed consolidated balance sheets. The Company’s leases have remaining terms of 1 to 7 years and often include one or more options to renew. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring liabilities. Leases with initial terms of 12 months or less are considered short-term lease costs and are not recorded as ROU assets on the condensed consolidated balance sheets. The Company has elected the practical expedient not to separate non-lease components from lease components for all classes of assets. Our lease agreements contain $3.7 million of residual value guarantees and generally do not contain material variable lease payments or restrictive covenants.

Information related to the Company's total lease costs were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$2,438	$6,040
Variable lease cost	500	750
Short-term lease cost	198	442
Total lease cost	$3,136	$7,232

Information related to the Company's ROU assets and related lease liabilities were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for operating lease liabilities	$1,916	$5,561
Right-of-use assets obtained in exchange for new operating lease obligations (1)	513	29,028

(1) Nine-months ended balance includes $25.8 million for operating leases existing on January 1, 2019 and $3.2 million for operating leases that commenced in the first nine months of 2019.

		As of September 30, 2019
Weighted-average remaining lease term		4.0 years
Weighted-average discount rate		4.4%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2019 (in thousands):

October 1, 2019 through December 31, 2019	$1,910
2020	7,227
2021	6,606
2022	5,089
2023	3,720
Thereafter	2,116
Total undiscounted future minimum lease payments	26,668
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	2,314
Total operating lease liabilities	$24,354
Current operating lease liabilities	$6,448
Long-term operating lease liabilities	17,906
Total operating lease liabilities	$24,354

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

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters.  The Company was in a cumulative income position for the 12 quarters ended September 30, 2019.

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

Business Organization. We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and comprise senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety and various types of administration, including payroll. These teams are responsible for growth of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 23 states and the District of Columbia through a network of 64 branch locations in California, Oregon, Utah, Washington, Colorado, Idaho, Arizona, Maryland, Nevada, North Carolina, Pennsylvania, Delaware and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
Revenues:
Professional employer service fees	$214,156	86.4%	$206,320	83.4%	$607,840	87.2%	$592,559	84.3%
Staffing services	33,806	13.6	40,967	16.6	89,319	12.8	110,307	15.7
Total revenues	247,962	100.0	247,287	100.0	697,159	100.0	702,866	100.0
Cost of revenues:
Direct payroll costs	25,464	10.3	30,842	12.5	67,298	9.7	83,265	11.9
Payroll taxes and benefits	104,847	42.3	100,348	40.6	321,341	46.1	322,784	45.9
Workers’ compensation	46,887	18.9	56,412	22.8	154,290	22.1	172,388	24.5
Total cost of revenues	177,198	71.5	187,602	75.9	542,929	77.9	578,437	82.4
Gross margin	70,764	28.5	59,685	24.1	154,230	22.1	124,429	17.6
Selling, general and administrative expenses	41,352	16.7	36,670	14.8	113,517	16.3	101,713	14.5
Depreciation and amortization	970	0.4	949	0.4	2,909	0.4	3,228	0.5
Income from operations	28,442	11.4	22,066	8.9	37,804	5.4	19,488	2.6
Other income, net	2,488	1.0	1,780	0.7	7,946	1.1	5,896	0.8
Income before income taxes	30,930	12.4	23,846	9.6	45,750	6.5	25,384	3.5
Provision for income taxes	5,959	2.4	4,759	1.9	9,172	1.3	4,178	0.6
Net income	$24,971	10.0%	$19,087	7.7%	$36,578	5.2%	$21,206	2.9%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billing amounts and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billing and wage information for the three and nine months ended September 30, 2019 and 2018.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Gross billings	$1,552,882	$1,447,852	$4,377,089	$4,147,179
PEO and staffing wages	$1,322,469	$1,222,617	$3,725,416	$3,503,184

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Workers' compensation	$46,887	$56,412	$154,290	$172,388
Safety incentive costs	8,265	8,790	22,801	24,394
Non-GAAP gross workers' compensation	$55,152	$65,202	$177,091	$196,782

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
PEO and staffing wages	85.2%	84.4%	85.1%	84.5%
Payroll taxes and benefits	6.8%	6.9%	7.3%	7.8%
Non-GAAP gross workers' compensation	3.6%	4.5%	4.0%	4.7%

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

Three Months Ended September 30, 2019 and 2018

Net income for the third quarter of 2019 amounted to $25.0 million compared to net income of $19.1 million for the third quarter of 2018. Diluted income per share for the third quarter of 2019 was $3.24 compared to diluted income per share of $2.50 for the third quarter of 2018.

Revenues for the third quarter of 2019 totaled $248.0 million, an increase of $0.7 million or 0.3% over the third quarter of 2018, which reflects an increase in the Company’s professional employer service fee revenue of $7.8 million or 3.8% and a decrease in staffing services revenue of $7.2 million or 17.5%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the third quarter of 2019 exceeded business lost from former customers. Gross billings for PEO services to continuing customers increased 5.7% compared to the third quarter of 2018. This growth was primarily the result of wage inflation, increases in employee headcount, and one additional day in the third quarter of 2019 compared to the third quarter of 2018. PEO revenue is presented net of safety incentives of $8.3 million and $8.8 million in the third quarter of 2019 and 2018, respectively. The decrease in staffing services revenue was due primarily to tight labor market conditions during the 2019 period.

Gross margin for the third quarter of 2019 totaled $70.8 million or 28.5% of revenue compared to $59.7 million or 24.1% of revenue for the third quarter of 2018. The increase in gross margin as a percentage of revenues is primarily due to a decrease in workers’ compensation expense as a percentage of revenues.

Direct payroll costs for the third quarter of 2019 totaled $25.5 million or 10.3% of revenue compared to $30.8 million or 12.5% of revenue for the third quarter of 2018. The decrease in direct payroll costs percentage was primarily due to the increase in professional employer services and the decrease of staffing services within the mix of our customer base compared to the third quarter of 2018.

Payroll taxes and benefits for the third quarter of 2019 totaled $104.8 million or 42.3% of revenue compared to $100.3 million or 40.6% of revenue for the third quarter of 2018. The increase in payroll taxes and benefits as a percentage of revenues is primarily due to the relative increase in PEO services within the mix of our customer base compared to the third quarter of 2018.

Workers’ compensation expense for the third quarter of 2019 totaled $46.9 million or 18.9% of revenue compared to $56.4 million or 22.8% of revenue for the third quarter of 2018. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to lower frictional costs and a favorable adjustment of $5.6 million related to prior period claims during the quarter.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2019 totaled $41.4 million or 16.7% of revenue compared to $36.7 million or 14.8% of revenue for the third quarter of 2018. The increase was primarily attributable to an increase in employee-related expenses.

Other income, net for the third quarter of 2019 was $2.5 million as compared to other income, net of $1.8 million for the third quarter of 2018. The change was primarily attributable to an increase in investment income in the third quarter of 2019.

Our effective income tax rate for the third quarter of 2019 was 19.3%, compared to 20.0% for the third quarter of 2018. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

Nine Months Ended September 30, 2019 and 2018

Net income for the first nine months of 2019 amounted to $36.6 million compared to net income of $21.2 million for the first nine months of 2018. Diluted income per share for the first nine months of 2019 was $4.76 compared to diluted income per share of $2.77 for the first nine months of 2018.

Revenues for the first nine months of 2019 totaled $697.2 million, a decrease of $5.7 million or 0.8% over the first nine months of 2018, which reflects an increase in the Company’s professional employer service fee revenue of $15.3 million or 2.6% and a decrease in staffing services revenue of $21.0 million or 19.0%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the first nine months of 2019 exceeded business lost from former customers.  Gross billings for PEO services to continuing customers increased 3.7% compared to the first nine months of 2018. This growth was primarily the result of wage inflation and increases in employee headcount. PEO revenue is presented net of safety incentives of $22.8 million and $24.4 million in the first nine months of 2019 and 2018, respectively. The decrease in staffing services revenue was due primarily to tight labor market conditions during the 2019 period.

Gross margin for the first nine months of 2019 totaled $154.2 million or 22.1% of revenue compared to $124.4 million or 17.6% of revenue for the first nine months of 2018. The increase in gross margin as a percentage of revenues is primarily due to a decrease in workers’ compensation expense as a percentage of revenues.

Direct payroll costs for the first nine months of 2019 totaled $67.3 million or 9.7% of revenue compared to $83.3 million or 11.9% of revenue for the first nine months of 2018. The decrease in direct payroll percentage was primarily due to the increase in professional employer services and the decrease of staffing services within the mix of our customer base compared to the first nine months of 2018.

Payroll taxes and benefits for the first nine months of 2019 totaled $321.3 million or 46.1% of revenue compared to $322.8 million or 45.9% of revenue for the first nine months of 2018.  The increase in payroll taxes and benefits as a percentage of revenues is primarily due to the relative increase in PEO services within the mix of our customer base compared to the first nine months of 2018.

Workers’ compensation expense for the first nine months of 2019 totaled $154.3 million or 22.1% of revenue compared to $172.4 million or 24.5% of revenue for the first nine months of 2018. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to lower frictional costs and favorable adjustments of $10.2 million related to prior period claims during the first nine months of 2019.

SG&A expenses for the first nine months of 2019 totaled $113.5 million or 16.3% of revenue compared to $101.7 million or 14.5% of revenue for the first nine months of 2018. The increase was primarily attributable to an increase in employee-related expenses.

Other income, net for the first nine months of 2019 was $7.9 million as compared to other income, net of $5.9 million for the first nine months of 2018. The change was primarily attributable to an increase in investment income in the first nine months of 2019.

Our effective income tax rate for the first nine months of 2019 was 20.0% compared to 16.5% for the first nine months of 2018. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $235.5 million, which includes cash, cash equivalents, and restricted cash, increased $94.8 million for the nine months ended September 30, 2019, compared to a decrease of $15.1 million for the comparable period of 2018. The increase in cash at September 30, 2019 as compared to December 31, 2018 was primarily due to net income, increased accrued payroll, payroll taxes and related benefits, increased workers’ compensation claims liabilities, and proceeds from the sales and maturities of investments and restricted investments.

Net cash provided by operating activities for the nine months ended September 30, 2019 was $57.5 million, compared to net cash provided of $46.9 million for the comparable period of 2018. For the nine months ended September 30, 2019, cash flow from operating activities was primarily due to net income of $36.6 million, increased accrued payroll, payroll taxes and related benefits of $40.8 million and increased workers’ compensation claims liabilities of $16.9 million, partially offset by increased trade accounts receivable of $35.9 million and decreased other accrued liabilities of $7.3 million.

Net cash provided by investing activities for the nine months ended September 30, 2019 was $46.1 million, compared to net cash used of $53.7 million for the comparable period of 2018. For the nine months ended September 30, 2019, cash provided by investing activities consisted primarily of proceeds from sales and maturities of investments and restricted investments of $58.4 million, partially offset by purchases of property and equipment of $7.7 million and purchases of restricted investments of $3.9 million.

Net cash used in financing activities for the nine months ended September 30, 2019 was $8.8 million, compared to net cash used of $8.3 million for the comparable period of 2018. For the nine months ended September 30, 2019, cash was primarily used for dividend payments of $6.0 million and common stock repurchased on vesting of restricted stock units of $3.1 million.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly collateral payments into trust accounts (the “Chubb trust accounts”). The balance in the Chubb trust accounts was $380.6 million and $451.0 million at September 30, 2019 and December 31, 2018, respectively. Included within the Chubb trust account at September 30, 2019, is $172.9 million of restricted cash. The restricted cash accrues interest at the 3-month Treasury bill yield rate plus 0.25%. The Chubb trust accounts balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

On August 6, 2019, the Company entered into an amended credit agreement (the “Agreement”) with the Bank, which supersedes the previous agreement. The Agreement increased the revolving credit line from $28.0 million to $33.0 million and increased the sublimit for standby letters of credit from $7.5 million to $8.0 million. At September 30, 2019, $5.8 million of the sublimit for standby letters of credit was used. The Agreement expires on July 1, 2022.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at September 30, 2019 and December 31, 2018. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provides for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2020, subject to automatic renewal in specified circumstances.

In connection with the Chubb Letter of Credit, the Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 15 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million. Through the third quarter of 2019, the Company deposited $18.1 million into the Collateral Accounts.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At September 30, 2019, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.0 million and $4.2 million at September 30, 2019 and December 31, 2018, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

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

Forward-Looking Information

Statements in this report include forward-looking statements which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the effect of changes in our mix of services on gross margin, the effect of tight labor market conditions, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, expected levels of required surety deposits and letters of credit, the effects of recent federal tax legislation, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our fronted insurance program with Chubb, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, litigation costs, the effect of changes in the interest rate environment on the value of our investment securities and long-term debt, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions.

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

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt. As of September 30, 2019, the Company’s investments consisted principally of $174 million in corporate bonds, $69 million in mortgage backed securities, $40 million in U.S. government agency securities, $37 million in U.S. treasuries, $25 million in money market funds, $5 million in supranational bonds, and $3 million in mutual funds. The Company’s outstanding debt totaled approximately $4.0 million at September 30, 2019. Based on the Company’s overall interest exposure at September 30, 2019, a 50 basis point increase in market interest rates would have a $4.1 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350.
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema Document
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101	DEF XBRL Taxonomy Extension Definition Linkbase Document
101	LAB XBRL Taxonomy Extension Label Linkbase Document
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document
**	Except as otherwise indicated, the SEC File Number for all exhibits is 000-21886.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: November 6, 2019	By:	/s/ Gary E. Kramer
Gary E. Kramer
Vice President-Finance, Treasurer and Secretary