Form 10-K
period 2019-12-31
BARRETT BUSINESS SERVICES INC
filed 2020-03-03
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $585,585,998 at June 30, 2019

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 18, 2020
Common Stock, Par Value $.01 Per Share	7,528,576 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are hereby incorporated by reference in Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2019 ANNUAL REPORT ON FORM 10-K

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

Business Organization

We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and comprise senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety, and various types of administration, including payroll. These teams are responsible for growth of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 29 states and the District of Columbia through a network of 64 branch locations in California, Oregon, Utah, Washington, Colorado, Idaho, Arizona, Maryland, North Carolina, Nevada, Pennsylvania, Delaware and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

Services Overview

BBSI’s core purpose is to advocate for business owners, particularly in the small and mid-sized business segment. Our evolution from an entrepreneurially run company to a professionally managed organization has helped to form our view that all businesses experience inflection points at key stages of growth. The insights gained through our own growth, along with the trends we see in working with more than 7,200 companies each day, define our approach to guiding business owners through the challenges associated with being an employer. BBSI’s business teams align with each business owner client through a structured three-tiered progression. In doing so, business teams focus on the objectives of each business owner and deliver planning, guidance and resources in support of those objectives.

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

Categories of Services

We report financial results in two categories of services: Professional Employer Services (“PEO”) and Staffing. See Item 7 of this Report for information regarding the percentages of total net revenues provided by our PEO and staffing services for each of the last three fiscal years, and our consolidated financial statements in Item 8 of Part II of this Report for information regarding revenues, net income and total assets in our single reportable segment.

PEO

We enter into a client services agreement to establish a co-employment relationship with each client company, assuming responsibility for payroll, payroll taxes, workers’ compensation coverage (if elected) and certain other administrative functions for the client’s existing workforce. The client maintains physical care, custody and control of their workforce, including the authority to hire and terminate employees. During 2019, we supported in excess of 7,200 PEO clients with approximately 200,000 employees. This compares to more than 6,400 PEO clients and approximately 195,000 employees during 2018.

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

We have client services agreements with a diverse array of customers, including electronics manufacturers, various light-manufacturing industries, agriculture-based companies, transportation and shipping enterprises, food processors, telecommunications companies, public utilities, general contractors in various construction-related fields, and professional services firms. None of our clients individually represented more than 1% of our total revenues in 2019.

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

For all other clients, the Company obtains policies from Chubb Limited (“Chubb”) through an arrangement known as a fronted program, which provides a licensed, admitted insurance carrier to issue policies on behalf of the Company. Chubb assumes credit risk should the Company be unable to satisfy its indemnification obligations.

Through various insurance arrangements, the Company retains risk of loss up to the first $5.0 million per occurrence, except in Maryland and Colorado, where our retention per occurrence is $1.0 million and $2.0 million, respectively.

Claims Management

As a result of our status as a self-insured employer in four states and our retention arrangements, our workers' compensation expense is tied directly to the incidence and severity of covered workplace injuries. We seek to contain our workers' compensation costs through a comprehensive approach to claims management. We use managed-care systems to reduce medical costs and keep time-loss costs to a minimum by assigning injured workers, whenever possible, to short-term assignments which accommodate the workers' physical limitations. We believe that these assignments minimize both time actually lost from work and covered time-loss costs. We engage a third-party claims administrator ("TPA") to provide the primary claims management expertise. Typical claims management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and attempting to negotiate early settlements to eliminate future adverse development of claims costs. We also maintain a corporate-wide pre-employment drug screening program and a post-injury drug test program. We believe our claims management program has resulted in a reduction in the frequency of fraudulent claims and in accidents in which the use of illicit drugs appears to have been a contributing factor.

Employees and Employee Benefits

At December 31, 2019, we had 127,085 total employees, including 120,249 employees under our client service agreements, 6,035 staffing services employees, 796 managerial, sales and administrative employees (together, “management employees”), and 4 executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. We believe our employee relations are good.

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

Additional Information

Our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to these reports, are accessible free of charge at our website at http://www.mybbsi.com as soon as reasonably practicable after they are electronically filed with the SEC. By making this reference to our website, we do not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.

Materials that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-202-551-8090 or by e-mail at publicinfo@sec.gov. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers with publicly traded securities, including the Company.

Item 1A.	RISK FACTORS

In addition to other information contained in this report, the following risk factors should be considered carefully in evaluating our business.

Risks Relating to Our Business and Industry

Our consolidated retention for workers' compensation claims is $5.0 million per occurrence under our insurance arrangement with Chubb in the majority of states in which we operate.

We maintain our consolidated retention at $5.0 million per occurrence, except in Maryland and Colorado where our retention is at $1.0 million and $2.0 million per occurrence, respectively, due to regulatory requirements. The Company maintains its excess workers’ compensation insurance coverage with Chubb. Additionally, Ecole’s retention is at $5.0 million per occurrence for coverage in Arizona and Utah. Thus, the Company has financial risk for most workers' compensation claims under $5.0 million on a per occurrence basis. This level of per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results and financial condition.

Our ability to continue our business operations under our present service model is dependent on maintaining workers' compensation insurance coverage.

Our arrangement with Chubb to provide workers’ compensation coverage to BBSI’s PEO clients extends through June 30, 2020, with the possibility of additional annual renewals. If Chubb is unwilling or unable to renew our arrangement in the future, we would need to seek alternative coverage. If replacement coverage were unavailable or available only on significantly less favorable terms, our business and results of operations would be materially adversely affected.

Collateral requirements could increase beyond our ability to satisfy those requirements.

The Company is required to provide collateral for its fronted program and by certain states related to its current and former status as a self-insured employer. Various factors, including adverse loss experience or a decline in the fair value of investments in our collateral accounts, could cause the counterparties to require that additional collateral be posted. To partially satisfy these collateral requirements, the Company has provided surety bonds and standby letters of credit. If there are significant changes to the market for these credit products, or if we are unable to renew these agreements, we may incur increased costs or be required to deposit additional capital as collateral.

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

If our business does not perform as expected, including if we generate less revenue than anticipated from our operations or encounter significant unexpected costs, we may fail to comply with the financial covenants under our credit facilities. If we do not comply with our financial covenants and we do not obtain a waiver or amendment from our lender, the lender may elect to cause all amounts owed to become immediately due and payable or may decline to renew our credit facility. In that event, we would seek to establish a replacement credit facility with one or more other lenders, including lenders with which we have an existing relationship, potentially on less desirable terms. There can be no guarantee that replacement financing would be available at commercially reasonable terms, if at all.

Our business is subject to risks associated with geographic market concentration.

Our California operations accounted for approximately 77% of our total revenues in 2019. As a result of the current importance of our California operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in California. If California experiences an economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business or limits our competitive advantages, our profitability and growth prospects may be materially adversely affected. Similarly, due to our geographic concentration in California, a natural disaster or major event that disrupts these markets or the related workforce could have an immediate and material adverse impact on our operations and profitability.

In order to continue to grow revenues, we are dependent on retaining current clients and attracting new clients.

The Company’s revenue growth can be volatile and is dependent on same customer sales and the addition of new clients. Revenues increased 0.2% in 2019 and 2.2% in 2018. There can be no assurance that we will continue to grow revenues. Efforts to achieve business growth intensifies pressure on retaining current clients and attracting increasing numbers of new clients.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) subject us to potential penalties unless we offer our employees minimum essential healthcare coverage that is affordable. In order to comply with the employer mandate provision of the Acts, we offer health care coverage to all temporary and permanent employees eligible for coverage under the Acts other than employees of our PEO clients, which are responsible for providing required health care coverage to their employees. Designating employees as eligible is complex and is subject to challenge by employees and the Internal Revenue Service (“IRS”). While we believe we have properly identified eligible employees, a later determination that we failed to offer the required health coverage to eligible employees could result in penalties that may materially harm our business. We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to or repeal of the Acts or changed interpretations of our obligations under the Acts. There can be no assurance that we will be able to recover all related costs through increased pricing to our customers or that such costs will be recovered in the period in which costs are incurred, and the net financial impact on our results of operations could be significant.

Changes in our income tax positions or adverse outcomes resulting from on-going or future tax audits could harm our business, operating results, financial condition and prospects.

Significant judgments and estimates are required in determining our provision for income taxes and other tax liabilities. In determining the adequacy of our tax provision, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the IRS and other tax authorities. The tax authorities in the U.S. regularly examine our income and other tax returns. The ultimate outcome of tax examinations and disputes cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of these or other examinations, we may be required to record charges to operations that could have a material impact on our results of operations, financial position or cash flows.

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

Demand for our staffing services is sensitive to changes in the level of economic activity in the regions in which we do business. As economic activity slows down, companies often reduce their use of temporary employees before undertaking layoffs of permanent staff, resulting in decreased demand for staffing services. During strong economic periods, on the other hand, we often experience shortages of qualified employees to meet customer needs, as occurred during 2019.

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

We are the administrative employer in our co-employment relationships under the various laws and regulations of the IRS and the U.S. Department of Labor. If we are determined not to be the administrative employer under such laws and regulations and are therefore unable to assume our clients’ obligations for employment and other taxes, our clients may be held jointly and severally liable for payment of such taxes. Some clients or prospective clients may view such potential liability as an unacceptable risk, discouraging current clients from continuing a relationship with us or prospective clients from entering into a new relationship with us. Any determination that we are not the administrative employer for purposes of ERISA could also adversely affect our cafeteria benefits plan operated under Section 125 of the Internal Revenue Code and result in liabilities to us under the plan.

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

We are dependent upon technology services, and if we experience damage, service interruptions or failures in our computer and telecommunications systems, our client relationships and our ability to attract new clients may be adversely affected.

We rely extensively on computer systems to provide service offerings to our clients, manage our branch network, perform employment-related services and accounting and reporting functions, and summarize and analyze our financial results. Our systems are subject to damage or interruption from telecommunications failures, power-related outages, third-party disruptions, computer viruses and malicious attacks, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, experience loss of critical data and interruptions or delays in our ability to manage our operations, and encounter a loss of client confidence. In addition, our clients’ businesses may be adversely affected by any system or equipment failure or breach we experience. As a result, we may suffer damage to our reputation, we may lose clients, our ability to attract new clients may be adversely affected, and we could be exposed to contractual liability.

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

We could be subject to reduced revenues, increased costs, liability claims, or harm to our reputation as a result of data theft, cyberattacks or other security vulnerabilities.

The nature of our business involves the receipt, storage, and transmission of personal and proprietary information about thousands of employees and clients. Attacks on information technology systems continue to grow in frequency and sophistication, and we and our third-party vendors are targeted by unauthorized parties using malicious tactics, code and viruses. Hardware or applications we develop or procure from third-party vendors may contain defects in design or other problems that could unexpectedly compromise the confidentiality, integrity or availability of data or our systems. Because the techniques used to obtain unauthorized access and disable or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventive measures. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. While our technology infrastructure is designed to safeguard and protect personal and business information, we have limited ability to monitor the implementation of similar safeguards by our vendors.

Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, corruption of data, misuse or theft of private or other sensitive information, or inadvertent acts by our own employees, could result in the disclosure or misuse of confidential or proprietary information, which could have a material adverse effect on our business operations or that of our clients. If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, we could be exposed to government enforcement actions and private litigation. These losses may exceed our insurance coverage for such incidents. In addition, our employees and clients could lose confidence in our ability to protect their personal and proprietary information, which could cause them to terminate their relationships with us. Any loss of confidence arising from a significant data security breach could hurt our reputation, further damaging our business.

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

In conjunction with our workers’ compensation program, we operate two wholly owned insurance subsidiaries, Associated Insurance Company for Excess (“AICE”) and Ecole. We treat the two subsidiaries as insurance companies for federal and state income tax purposes. If the IRS or a state taxing authority were to determine that the subsidiaries do not qualify as insurance companies, in which insurance reserves are currently deductible, we could be subject to additional taxation or required to make accelerated income tax payments that we otherwise would have deferred until future periods.

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

To succeed, we must constantly improve our technology to meet the expectations of our clients. If we fail to meet those expectations, we may lose clients and harm our business.

In order to attract and retain clients and satisfy their expectations, the software, hardware and networking technologies we use must be frequently and rapidly upgraded, enhanced and improved in response to technological advances, competitive pressures, client expectations, and new and changing laws. Failure to successfully implement technological improvements could result in harm to our reputation, loss of market share, reduced revenue, or client claims against us, any of which could materially harm our business.

As we continue to invest in upgrades or replacements to our existing systems, including enhancements and additional security measures, we may incur substantial costs and risks relating to development, installation and implementation, including disruptions in our service offerings or increases in expected costs, which may have a material adverse effect on our operating results and financial condition.

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

Our service agreements may be terminated on short notice, leaving us vulnerable to a significant loss of customers in a short period of time, if business or regulatory conditions change or events occur that negatively affect our reputation.

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

We operate through 64 branch offices. The following table shows the number of locations in each state in which we have offices. We also lease office space in other locations in our market areas which we use to recruit and place employees.

Number of Branch
Offices	Locations
California	25
Oregon	11
Utah	5
Washington	5
Colorado	3
Idaho	3
Arizona	2
Maryland	2
North Carolina	2
Nevada	2
Pennsylvania	2
Delaware	1
Virginia	1

We lease office space for our branch offices. At December 31, 2019, our leases had expiration dates ranging from less than one year to seven years. Our corporate headquarters occupies approximately 73 percent of the 65,300 square foot building we own in Vancouver, Washington.

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

Our common stock (the "Common Stock") trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol "BBSI." At February 10, 2020, there were 26 stockholders of record and approximately 3,879 beneficial owners of the Common Stock.

The Company maintains a stock repurchase program approved by the Board of Directors, which authorizes the repurchase of shares from time to time in open market purchases. On August 6, 2019, the Board of Directors authorized the repurchase of up to $50 million of the Company's common stock over a three-year period beginning August 15, 2019. No repurchases were made during the year ended December 31, 2019.

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2014 until December 31, 2019, for our Common Stock, The Nasdaq Composite Index, and the S&P 1500 Human Resource & Employment Services Index, a published industry index that is considered reflective of the Company’s peers.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2014 in our Common Stock and the indexes shown, and that dividends are reinvested. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/14	12/15	12/16	12/17	12/18	12/19

Barrett Business Services, Inc.	100.00	162.59	244.87	250.64	225.35	360.78
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
S&P 1500 Human Resource & Employment Services index	100.00	107.33	114.70	153.24	135.54	160.06

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2019	2018	2017	2016	2015
(In thousands, except per share data)
Statement of operations:
Revenues:
Professional employer service fees	$819,873	$793,399	$758,046	$673,924	$572,286
Staffing services	$122,438	147,299	162,386	166,662	168,555
Total revenues	942,311	940,698	920,432	840,586	740,841
Cost of revenues:
Direct payroll costs	92,455	111,443	122,533	126,753	127,964
Payroll taxes and benefits	429,713	407,003	404,687	357,867	312,284
Workers' compensation	211,890	235,579	234,681	210,430	171,137
Total cost of revenues	734,058	754,025	761,901	695,050	611,385
Gross margin	208,253	186,673	158,531	145,536	129,456
Selling, general and administrative expenses	153,879	145,465	123,138	113,342	90,177
Depreciation and amortization	3,886	4,219	5,452	3,253	2,851
Income from operations	50,488	36,989	29,941	28,941	36,428
Other income (expense):
Investment income, net	12,520	9,077	4,668	956	771
Interest expense	(1,789)	(1,052)	(313)	(807)	(1,965)
Loss on litigation	—	—	—	(3,544)	—
Other, net	(81)	(245)	82	40	(88)
Other income (expense), net	10,650	7,780	4,437	(3,355)	(1,282)
Income before income taxes	61,138	44,769	34,378	25,586	35,146
Provision for income taxes	12,846	6,707	9,208	6,787	9,652
Net income	$48,292	$38,062	$25,170	$18,799	$25,494
Basic income per common share	$6.48	$5.18	$3.46	$2.60	$3.55
Weighted average number of basic common shares outstanding	7,451	7,342	7,275	7,226	7,173
Diluted income per common share	$6.27	$4.98	$3.33	$2.55	$3.47
Weighted average number of diluted common shares outstanding	7,699	7,647	7,551	7,378	7,353
Cash dividends per common share	$1.10	$1.00	$1.00	$0.88	$0.88
Selected balance sheet data:
Cash and cash equivalents	$44,570	$35,371	$59,835	$50,768	$25,218
Investments	82,590	2,103	1,873	6,317	6,082
Current assets	423,848	321,673	308,235	235,383	206,068
Current liabilities	342,122	326,738	322,255	275,164	237,393
Working capital surplus (deficit)	81,726	(5,065)	(14,020)	(39,781)	(31,325)
Total assets	860,929	756,089	682,485	581,888	483,521
Long-term workers' compensation liabilities	320,713	304,078	265,844	231,198	190,094
Long-term debt, net of current portion	3,730	3,951	4,171	4,392	—
Stockholders' equity	171,799	119,037	88,834	69,693	54,551

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business is concentrated in California, and we expect to continue to derive a majority of our revenues from this market in the future. Revenues generated in our California operations accounted for 77% of our total revenues in 2019, 79% in 2018 and 79% in 2017. Consequently, any weakness in economic conditions or changes in the regulatory or insurance environment in California could have a material adverse effect on our financial results.

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

Critical Accounting Policies and Estimates

We have identified the following accounting estimate as critical to our business and the understanding of our results of operations. For a detailed discussion of the application of this and other accounting policies, see “Note 1 - Summary of Operations and Significant Accounting Policies” to the consolidated financial statements in Item 8 of Part II of this report. The preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on the Company's results of operations and financial condition, see “Note 1 - Summary of Operations and Significant Accounting Policies” to the consolidated financial statements in Item 8 of Part II of this report.

Forward-Looking Information

Statements in this Item or in Items 1, 1A, 3 and 9A of this report include forward-looking statements which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the competitiveness of our service offerings, our ability to attract and retain clients and to achieve revenue growth, the effect of changes in our mix of services on gross margin, the effect of tight labor market conditions, the adequacy of our workers' compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, expected levels of required surety deposits and letters of credit, the effects of recent federal tax legislation, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our fronted insurance program with Chubb, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, litigation costs, the effect of changes in the interest rate environment on the value of our investment securities and long-term debt, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company's consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, included in Item 8 of Part II of this report.

	Percentage of Total Net Revenues
($ in thousands)	Years Ended December 31,
	2019		2018		2017
Revenues:
Professional employer service fees	$819,873	87.0%	$793,399	84.3%	$758,046	82.4%
Staffing services	122,438	13.0	147,299	15.7	$162,386	17.6
Total revenues	942,311	100.0	940,698	100.0	920,432	100.0
Cost of revenues:
Direct payroll costs	92,455	9.8	111,443	11.8	122,533	13.3
Payroll taxes and benefits	429,713	45.6	407,003	43.3	404,687	44.0
Workers’ compensation	211,890	22.5	235,579	25.1	234,681	25.5
Total cost of revenues	734,058	77.9	754,025	80.2	761,901	82.8
Gross margin	208,253	22.1	186,673	19.8	158,531	17.2
Selling, general and administrative expenses	153,879	16.3	145,465	15.5	123,138	13.4
Depreciation and amortization	3,886	0.4	4,219	0.4	5,452	0.6
Income from operations	50,488	5.4	36,989	3.9	29,941	3.2
Other income, net	10,650	1.1	7,780	0.8	4,437	0.5
Income before income taxes	61,138	6.5	44,769	4.7	34,378	3.7
Provision for income taxes	12,846	1.4	6,707	0.7	9,208	1.0
Net income	$48,292	5.2%	$38,062	4.0%	$25,170	2.7%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billing amounts and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billing and wage information for the years ended December 31, 2019, 2018 and 2017.

	Year Ended
	December 31,
(in thousands)	2019	2018	2017
Gross billings	$5,971,008	$5,663,095	$5,300,684
PEO and staffing wages	5,090,943	4,790,669	4,469,845

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

	Year Ended
	December 31,
(in thousands)	2019	2018	2017
Workers' compensation	$211,890	$235,579	$234,681
Safety incentive costs	31,663	33,385	32,940
Non-GAAP gross workers' compensation	$243,553	$268,964	$267,621

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	Percentage of Gross Billings
	Year Ended
	December 31,
	2019	2018	2017
PEO and staffing wages	85.3%	84.6%	84.3%
Payroll taxes and benefits	7.2%	7.2%	7.6%
Non-GAAP gross workers' compensation	4.1%	4.7%	5.0%

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

Years Ended December 31, 2019 and 2018

Net income for 2019 was $48.3 million compared to net income of $38.1 million for 2018. Diluted income per share for 2019 was $6.27 compared to diluted income per share of $4.98 for 2018.

Revenues for 2019 totaled $942.3 million, an increase of $1.6 million or 0.2% over 2018, which reflects an increase in the Company’s professional employer service fee revenue of $26.5 million or 3.3% and a decrease in staffing services revenue of $24.9 million or 16.9%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during 2019 exceeded business lost from former customers. Gross billings for PEO services to continuing customers increased 4.4% compared to 2018. This growth was primarily the result of increases in employee headcount and wage inflation. PEO revenue is presented net of safety incentives of $31.7 million and $33.4 million in 2019 and 2018, respectively, and a one-time customer incentive of $9.8 million in 2018. The decrease in staffing services revenue was due primarily to tight labor market conditions during the 2019 period.

Gross margin for 2019 totaled $208.3 million or 22.1% of revenue compared to $186.7 million or 19.8% of revenue for 2018. The increase in gross margin as a percentage of revenues is primarily due to a decrease in workers’ compensation expense as a percentage of revenues, as well as the decrease of staffing services within the mix of our customer base compared to 2018.

Direct payroll costs for 2019 totaled $92.5 million or 9.8% of revenue compared to $111.4 million or 11.8% of revenue for 2018. The decrease in direct payroll costs percentage was primarily due to the increase in professional employer services and the decrease of staffing services within the mix of our customer base compared to 2018.

Payroll taxes and benefits for 2019 totaled $429.7 million or 45.6% of revenue compared to $407.0 million or 43.3% of revenue for 2018. The increase in payroll taxes and benefits as a percentage of revenues is primarily due to the relative increase in PEO services within the mix of our customer base compared to 2018.

Workers’ compensation expense for 2019 totaled $211.9 million or 22.5% of revenue compared to $235.6 million or 25.1% of revenue for 2018. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to a favorable adjustment of $13.4 million in 2019 compared to a favorable adjustment of $3.8 million in 2018 related to claims incurred in prior periods.

Selling, general and administrative (“SG&A”) expenses for 2019 totaled $153.9 million or 16.3% of revenue compared to $145.5 million or 15.5% of revenue for 2018. The increase was primarily attributable to increases in employee-related expenses.

Other income, net for 2019 totaled $10.7 million compared to other income of $7.8 million for 2018. The change was attributable to an increase in investment income of $3.4 million in 2019.

Our effective income tax rate for 2019 was 21.0% compared to 15.0% for 2018. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state income taxes and federal and state tax credits. See “Note 9 - Income Taxes” to the consolidated financial statements incorporated into Item 8 of Part II of this report for additional information regarding income taxes.

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

Payroll taxes and benefits for 2018 totaled $407.0 million or 43.3% of revenue compared to $404.7 million or 44.0% of revenue for 2017. The decrease in payroll taxes and benefits as a percentage of revenues is primarily due to lower effective payroll tax rates and the relative increase in PEO services within the mix of our customer base compared to 2017.

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

Our effective income tax rate for 2018 was 15.0% compared to 26.8% for 2017. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to federal and state tax credits. See “Note 9 - Income Taxes” to the consolidated financial statements in Item 8 of Part II of this report for additional information regarding income taxes.

Fluctuations in Quarterly Operating Results

We have historically experienced significant fluctuations in our quarterly operating results, including losses in the first quarter of each year, and expect such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers’ compensation, demand for our services, and competition. Payroll taxes, as a component of cost of revenues, generally decline throughout a calendar year as the applicable statutory wage bases for federal and state unemployment taxes and Social Security taxes are exceeded on a per employee basis. Our revenue levels may be higher in the third quarter due to the effect of increased business activity of our customers’ businesses in the agriculture, food processing and forest products-related industries. In addition, revenues in the fourth quarter may be reduced by many customers’ practice of operating on holiday-shortened schedules. Workers’ compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. In addition, positive or adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company’s estimated workers’ compensation expense.

Liquidity and Capital Resources

The Company's cash balance of $273.3 million, which includes cash, cash equivalents, and restricted cash, increased $132.6 million for the twelve months ended December 31, 2019, compared to an increase of $20.5 million for the comparable period of 2018. The increase in cash at December 31, 2019 as compared to December 31, 2018 was primarily due to net income, increased accrued payroll, payroll taxes and related benefits, increased workers’ compensation claims liabilities, and proceeds from the sales and maturities of investments and restricted investments.

Net cash provided by operating activities in 2019 amounted to $77.1 million, compared to net cash provided of $69.8 million for the comparable period of 2018. In 2019, cash flow from operating activities was primarily provided by net income of $48.3 million, increased workers’ compensation claims liabilities of $25.5 million, and increase in accrued payroll, payroll taxes, and related benefits of $17.9 million, partially offset by increased trade accounts receivable of $12.0 million and decreased other accrued liabilities of $11.7 million.

Net cash provided by investing activities totaled $66.3 million in 2019, compared to net cash used of $39.3 million for the comparable period of 2018. In 2019, cash provided by investing activities consisted primarily of proceeds from sales and maturities of investments and restricted investments of $141.3 million, partially offset by purchases of investments and restricted investments of $64.2 million and purchases of property, equipment and software of $10.8 million.

Net cash used in financing activities in 2019 was $10.8 million compared to net cash used of $9.9 million for the comparable period of 2018. In 2019, cash was primarily used for dividend payments of $8.2 million and common stock repurchased on vesting of stock awards of $3.1 million.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly collateral payments into trust accounts (the “Chubb trust accounts”). The balance in the Chubb trust accounts was $393.5 million and $451.0 million at December 31, 2019 and December 31, 2018, respectively. Included within the Chubb trust account at December 31, 2019, is $195.4 million of restricted cash. The restricted cash accrues interest at the 3-month Treasury bill yield rate plus 0.25%. The Chubb trust accounts balances are included as a component of the current and long-term restricted cash and investments on the Company’s consolidated balance sheets.

On August 6, 2019, the Company entered into an amended credit agreement (the “Agreement”) with Wells Fargo Bank, National Association (“the Bank”), which supersedes the previous agreement. The Agreement increased the revolving credit line from $28.0 million to $33.0 million and increased the sublimit for standby letters of credit from $7.5 million to $8.0 million. At December 31, 2019, $5.8 million of the sublimit for standby letters of credit was used. The Agreement expires on July 1, 2022.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2019 and 2018. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provides for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2020, subject to automatic renewal in specified circumstances. The Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 15 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million. Through the fourth quarter of 2019, the Company deposited $28.6 million into the Collateral Accounts.

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

•	the Company may not terminate or cancel any of the AICE policies without the Bank’s prior written consent.
•	the Company may not redeem, retire, repurchase or otherwise acquire any of its stock in excess of $15 million in any rolling 12-month period without the Bank’s prior written consent.

The Agreement also contains customary events of default and specified cross-defaults under the Company's workers' compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At December 31, 2019, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.0 million and $4.2 million at December 31, 2019 and 2018, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

Management expects that the funds anticipated to be generated from operations, current liquid assets, and availability under the Company’s revolving credit facility will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months.

Contractual Obligations

The Company's contractual obligations as of December 31, 2019 are summarized below:

	As of December 31, 2019
	Payments Due by Period
(in thousands)		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$30,350	$8,131	$13,886	$7,541	$792
Long-term debt	3,951	221	3,730	—	—
Total contractual obligations	$34,301	$8,352	$17,616	$7,541	$792

(1) As of December 31, 2019, the Company has additional operating leases that have not yet commenced of $3.6 million and remaining balances on short-term operating leases of $77,000.

Inflation

Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future workers' compensation claims payments.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt. As of December 31, 2019, the Company’s investments consisted principally of approximately $154.1 million in corporate bonds, $66.5 million in mortgage backed securities, $64.6 million in money market funds, $36.2 million in U.S. government agency securities, $21.4 million in U.S. treasuries, and $14.3 million in asset backed securities. The Company’s outstanding debt totaled approximately $4.0 million at December 31, 2019. Based on the Company's overall interest exposure at December 31, 2019, a 50 basis point increase in market interest rates would have a $4.2 million effect on the fair value of the Company's investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Barrett Business Services, Inc.
Vancouver, Washington

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

March 3, 2020

We have served as the Company's auditor since 2016.

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

(In Thousands, Except Par Value)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$44,570	$35,371
Investments	82,590	416
Trade accounts receivable, net	163,561	151,597
Income taxes receivable	1,335	—
Prepaid expenses and other	14,919	13,880
Restricted cash and investments	116,873	120,409
Total current assets	423,848	321,673
Investments	—	1,687
Property, equipment and software, net	31,724	24,812
Operating lease right-of-use assets	23,805	—
Restricted cash and investments	327,326	348,165
Goodwill	47,820	47,820
Other assets	3,618	3,474
Deferred income taxes	2,788	8,458
	$860,929	$756,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	5,993	4,336
Accrued payroll, payroll taxes and related benefits	174,168	158,683
Income taxes payable	—	4,403
Current operating lease liabilities	6,671	—
Other accrued liabilities	8,846	20,566
Workers' compensation claims liabilities	118,273	109,319
Safety incentives liability	27,950	29,210
Total current liabilities	342,122	326,738
Long-term workers' compensation claims liabilities	320,713	304,078
Long-term debt	3,730	3,951
Long-term operating lease liabilities	17,883	—
Customer deposits and other long-term liabilities	4,682	2,285
Total liabilities	689,130	637,052
Commitments and contingencies (Notes 6, 8 and 12)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,514 and 7,395 shares issued and outstanding in 2019 and 2018, respectively	75	74
Additional paid-in capital	20,227	15,437
Accumulated other comprehensive income (loss)	2,819	(5,068)
Retained earnings	148,678	108,594
Total stockholders' equity	171,799	119,037
	$860,929	$756,089

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2019, 2018 and 2017

(In Thousands, Except Per Share Amounts)

	Year Ended
	December 31,
	2019	2018	2017
Revenues:
Professional employer service fees	$819,873	$793,399	$758,046
Staffing services	122,438	147,299	162,386
Total revenues	942,311	940,698	920,432
Cost of revenues:
Direct payroll costs	92,455	111,443	122,533
Payroll taxes and benefits	429,713	407,003	404,687
Workers' compensation	211,890	235,579	234,681
Total cost of revenues	734,058	754,025	761,901
Gross margin	208,253	186,673	158,531
Selling, general and administrative expenses	153,879	145,465	123,138
Depreciation and amortization	3,886	4,219	5,452
Income from operations	50,488	36,989	29,941
Other income (expense):
Investment income, net	12,520	9,077	4,668
Interest expense	(1,789)	(1,052)	(313)
Other, net	(81)	(245)	82
Other income, net	10,650	7,780	4,437
Income before income taxes	61,138	44,769	34,378
Provision for income taxes	12,846	6,707	9,208
Net income	$48,292	$38,062	$25,170
Basic income per common share	$6.48	$5.18	$3.46
Weighted average number of basic common shares outstanding	7,451	7,342	7,275
Diluted income per common share	$6.27	$4.98	$3.33
Weighted average number of diluted common shares outstanding	7,699	7,647	7,551

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2019, 2018 and 2017

(In Thousands)

	Year Ended
	December 31,
	2019	2018	2017
Net income	$48,292	$38,062	$25,170
Unrealized gains (losses) on investments, net of tax of $3,014, ($1,432), and ($505) in 2019, 2018, and 2017, respectively	7,887	(3,638)	(1,427)
Comprehensive income	$56,179	$34,424	$23,743

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2019, 2018 and 2017

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2016	7,244	$72	$9,638	$(3)	$59,986	$69,693
Common stock issued on exercise of options and vesting of restricted stock units	86	1	162	—	—	163
Common stock repurchased on vesting of restricted stock units	(29)	—	(1,673)	—	—	(1,673)
Share-based compensation expense	—	—	4,184	—	—	4,184
Cash dividends on common stock ($1.00 per share)	—	—	—	—	(7,276)	(7,276)
Unrealized loss on investments, net of tax	—	—	—	(1,427)	—	(1,427)
Net income	—	—	—	—	25,170	25,170
Balance, December 31, 2017	7,301	$73	$12,311	$(1,430)	$77,880	$88,834
Common stock issued on exercise of options and vesting of restricted stock units	126	1	576	—	—	577
Common stock repurchased on vesting of restricted stock units	(32)	—	(2,952)	—	—	(2,952)
Share-based compensation expense	—	—	5,502	—	—	5,502
Cash dividends on common stock ($1.00 per share)	—	—	—	—	(7,348)	(7,348)
Unrealized loss on investments, net of tax	—	—	—	(3,638)	—	(3,638)
Net income	—	—	—	—	38,062	38,062
Balance, December 31, 2018	7,395	$74	$15,437	$(5,068)	$108,594	$119,037
Common stock issued on exercise of options and vesting of restricted stock units	157	1	753	—	—	754
Common stock repurchased on vesting of stock awards	(38)	—	(3,136)	—	—	(3,136)
Share-based compensation expense	—	—	7,173	—	—	7,173
Cash dividends on common stock ($1.10 per share)	—	—	—	—	(8,208)	(8,208)
Unrealized gain on investments, net of tax	—	—	—	7,887	—	7,887
Net income	—	—	—	—	48,292	48,292
Balance, December 31, 2019	7,514	$75	$20,227	$2,819	$148,678	$171,799

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2019, 2018 and 2017

(In Thousands)

	Year Ended
	December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$48,292	$38,062	$25,170
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	3,886	4,219	5,452
Non-cash operating lease expense	6,991	—	—
Investment (accretion) amortization and (gains) losses recognized	1,117	163	(51)
Losses recognized on sale of property	—	64	—
Deferred income taxes	2,656	(1,192)	4,039
Share-based compensation	7,173	5,502	4,184
Changes in certain operating assets and liabilities:
Trade accounts receivable	(11,964)	(14,933)	(10,180)
Income taxes	(5,738)	6,089	(4,727)
Prepaid expenses and other	(1,039)	(8,156)	(1,825)
Accounts payable	1,657	(830)	222
Accrued payroll, payroll taxes and related benefits	17,858	(21,863)	28,529
Other accrued liabilities	(11,720)	12,550	1,350
Workers' compensation claims liabilities	25,477	49,632	57,140
Safety incentives liability	(1,260)	678	3,697
Operating lease liabilities	(6,242)	—	—
Other assets and liabilities, net	(7)	(201)	(141)
Net cash provided by operating activities	77,137	69,784	112,859
Cash flows from investing activities:
Purchase of property, equipment and software	(10,798)	(5,679)	(3,687)
Proceeds from sale of property	—	485	—
Purchase of investments	(54,343)	(1,946)	(6,283)
Proceeds from sales and maturities of investments	88,771	1,885	10,718
Purchase of restricted investments	(9,812)	(108,739)	(381,207)
Proceeds from sales and maturities of restricted investments	52,495	74,650	55,482
Net cash provided by (used in) investing activities	66,313	(39,344)	(324,977)
Cash flows from financing activities:
Proceeds from credit-line borrowings	18,843	8,500	24,899
Payments on credit-line borrowings	(18,843)	(8,500)	(24,899)
Payments on long-term debt	(221)	(220)	(221)
Common stock repurchased on vesting of stock awards	(3,136)	(2,952)	(1,673)
Dividends paid	(8,208)	(7,348)	(7,276)
Proceeds from exercise of stock options	754	577	163
Net cash used in financing activities	(10,811)	(9,943)	(9,007)
Net increase (decrease) in cash, cash equivalents and restricted cash	132,639	20,497	(221,125)
Cash, cash equivalents and restricted cash, beginning of period	140,702	120,205	341,330
Cash, cash equivalents and restricted cash, end of period	$273,341	$140,702	$120,205

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

We believe this platform, delivered through our decentralized organizational structure, differentiates BBSI from our competitors. The Company operates through a network of 64 branch offices throughout California, Oregon, Utah, Washington, Colorado, Idaho, Arizona, Maryland, North Carolina, Nevada, Delaware, Pennsylvania and Virginia. Approximately 77%, 79% and 79%, respectively, of our revenue during 2019, 2018, and 2017 was attributable to our California operations. BBSI was incorporated in Maryland in 1965.

The Company operates a wholly owned, fully licensed captive insurance company, Associated Insurance Company for Excess ("AICE") and a wholly owned, fully licensed insurance company, Ecole. AICE and Ecole provide access to more competitive and cost-effective insurance markets and provide cost-effective risk management. See “Note 5 – Workers’ Compensation Claims” for additional information on the Company’s insurance programs.

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

Investments

The Company classifies investments as available-for-sale. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders' equity. Investments are recorded as current on the consolidated balance sheets as the invested funds are available for current operations. Management considers available evidence in evaluating potential impairment of investments, including the duration and extent to which fair value is less than cost. Realized gains and losses on sales of investments are included in investment income in our consolidated statements of operations. In the event a loss is determined to be other-than-temporary, the loss will be recognized in the consolidated statements of operations.

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $888,000 and $533,000 at December 31, 2019 and 2018, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers' payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

Our allowance for doubtful accounts activity is summarized as follows (in thousands):

	2019	2018	2017
Balance at January 1,
Allowance for doubtful accounts	$533	$265	$78
Charges to expense	459	268	192
Write-offs of uncollectible accounts, net of recoveries	(104)	—	(5)
Balance at December 31,
Allowance for doubtful accounts	$888	$533	$265

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

Depreciation of property, equipment and software is calculated using the straight-line method over estimated useful lives of the related assets or lease terms, as follows:

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

Leases

The Company leases office facilities and equipment under operating leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (Topic 842) which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months and also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases.

On January 1, 2019, we adopted (“ASC”) Topic 842 “Leases” using the optional transition method. Results for the reporting period beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the previously applicable lease accounting guidance. See “Note 8 – Leases” for additional information.

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

Customer incentives

We accrue for and present expected customer incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers' compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third party administrator. The Company provided $28.0 million and $29.2 million at December 31, 2019 and 2018, respectively, as an estimate of the liability for unpaid safety incentives. Also, a one-time customer incentive of $9.8 million was declared in December 2018. At December 31, 2019 the remaining unpaid amount of this incentive was $2.4 million and is included in other accrued liabilities on the consolidated balance sheets.

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

Statements of cash flows

Interest paid in 2019, 2018, and 2017 did not materially differ from interest expense. Income taxes paid by the Company totaled $15.4 million, $1.8 million, and $9.9 million in 2019, 2018, and 2017, respectively.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our consolidated balance sheets to the amounts reported on the consolidated statements of cash flows (in thousands):

	December 31,	December 31,	December 31,
	2019	2018	2017
Cash and cash equivalents	$44,570	$35,371	$59,835
Restricted cash, included in restricted cash and investments	228,771	105,331	60,370
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$273,341	$140,702	$120,205

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

	Year Ended
	December 31,
	2019	2018	2017
Weighted average number of basic shares outstanding	7,451	7,342	7,275
Effect of dilutive securities	248	305	276
Weighted average number of diluted shares outstanding	7,699	7,647	7,551

Accounting estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are used for fair value measurement of investments, allowance for doubtful accounts, income taxes, carrying values for goodwill and property and equipment, accrued workers' compensation liabilities and customer incentive liabilities. Actual results may or may not differ from such estimates.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases.” The core principle is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. Under the new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The amendments in this update were adopted using the optional transition method, effective January 1, 2019. The lease commitments appear on our consolidated balance sheets as operating lease right-of-use assets and current and long-term operating lease liabilities. Such amounts are based on the present value of such commitments using our incremental borrowing rate. We have utilized the transition package of practical expedients permitted within the new standard, which allows us to carry forward the historical lease classification. See “Note 8 – Leases” for additional information.

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

At December 31, 2019, we had concentrations of credit risk as follows:

•	$154.1 million, at fair value, in corporate bonds.
•	$66.5 million, at fair value, in mortgage backed securities.
•	$64.6 million, at fair value, in money market funds.
•	$36.2 million, at fair value, in U.S. government agency securities.
•	$21.4 million, at fair value, in U.S. treasuries.
•	$14.3 million, at fair value, in asset backed securities.

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

The following table summarizes the Company’s investments at December 31, 2019 and 2018 measured at fair value on a recurring basis (in thousands):

	December 31, 2019			December 31, 2018
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$35,526	$—	$35,526	$30	$—	$30
Total cash equivalents	35,526	—	35,526	30	—	30
Investments:
Corporate bonds	53,493	156	53,649	20	—	20
Asset backed securities	14,017	(13)	14,004	—	—	—
U.S. government agency securities	7,408	282	7,690	50	(1)	49
U.S. treasuries	4,500	9	4,509	347	—	347
Mortgage backed securities	2,737	1	2,738	—	—	—
Total current investments	82,155	435	82,590	417	(1)	416
Long term:
Investments:
U.S. treasuries	—	—	—	794	(3)	791
Mortgage backed securities	—	—	—	484	(13)	471
Corporate bonds	—	—	—	422	(7)	415
Asset backed securities	—	—	—	10	—	10
Total long term investments	—	—	—	1,710	(23)	1,687
Restricted cash and investments (1):
Corporate bonds	98,481	1,931	100,412	185,116	(3,739)	181,377
Mortgage backed securities	62,930	837	63,767	89,426	(2,026)	87,400
Money market funds	29,046	—	29,046	419	—	419
U.S. government agency securities	27,885	642	28,527	45,548	(908)	44,640
U.S. treasuries	16,906	21	16,927	44,304	(283)	44,021
Supranational bonds	4,770	30	4,800	4,765	(24)	4,741
Mutual funds	3,466	—	3,466	1,093	—	1,093
Asset backed securities	303	—	303	75	(1)	74
Municipal bonds	—	—	—	50	—	50
Total restricted cash and investments	243,787	3,461	247,248	370,796	(6,981)	363,815
Total investments	$361,468	$3,896	$365,364	$372,953	$(7,005)	$365,948

(1) Included in restricted cash and investments within the consolidated balance sheets as of December 31, 2019 and 2018 is restricted cash of $197.0 million and $104.5 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company's investments at December 31, 2019 and 2018 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	December 31, 2019					December 31, 2018
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$35,526	$—	$—	$—	$35,526	$30	$—	$—	$—	$30
Investments:
Corporate bonds	53,649	—	53,649	—	—	435	—	435	—	—
Asset backed securities	14,004	—	14,004	—	—	10	—	10	—	—
U.S. government agency securities	7,690	—	7,690	—	—	49	—	49	—	—
U.S. treasuries	4,509	—	4,509	—	—	1,138	—	1,138	—	—
Mortgage backed securities	2,738	—	2,738	—	—	471	—	471	—	—
Restricted cash and investments:
Corporate bonds	100,412	—	100,412	—	—	181,377	—	181,377	—	—
Mortgage backed securities	63,767	—	63,767	—	—	87,400	—	87,400	—	—
Money market funds	29,046	—	—	—	29,046	419	—	—	—	419
U.S. government agency securities	28,527	—	28,527	—	—	44,640	—	44,640	—	—
U.S. treasuries	16,927	—	16,927	—	—	44,021	—	44,021	—	—
Supranational bonds	4,800	—	4,800	—	—	4,741	—	4,741	—	—
Mutual funds	3,466	3,466	—	—	—	1,093	1,093	—	—	—
Asset backed securities	303	—	303	—	—	74	—	74	—	—
Municipal bonds	—	—	—	—	—	50	—	50	—	—
Total investments	$365,364	$3,466	$297,326	$—	$64,572	$365,948	$1,093	$364,406	$—	$449

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

The following table summarizes the contractual maturities of the Company’s available for sale securities at December 31, 2019 and 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2019
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$7,238	$120,887	$25,936	$—	$154,061
Money market funds	64,572	—	—	—	64,572
U.S. government agency securities	2,128	6,425	27,664	—	36,217
U.S. treasuries	20,632	804	—	—	21,436
Asset backed securities	—	319	—	13,988	14,307
Supranational bonds	—	4,800	—	—	4,800
Total	$94,570	$133,235	$53,600	$13,988	$295,393

	December 31, 2018
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$14,183	$144,894	$22,735	$—	$181,812
U.S. treasuries	4,919	40,240	—	—	45,159
U.S. government agency securities	4,788	7,031	32,870	—	44,689
Supranational bonds	—	4,741	—	—	4,741
Money market funds	449	—	—	—	449
Asset backed securities	—	84	—	—	84
Municipal bonds	50	—	—	—	50
Total	$24,389	$196,990	$55,605	$—	$276,984

The average contractual maturity of mortgage backed securities was 17 years as of December 31, 2019 and 2018.

Note 4 - Property, Equipment and Software

Property, equipment and software consist of the following (in thousands):

	December 31,
	2019	2018
Buildings	$16,551	$16,501
Office furniture and fixtures	12,805	11,809
Computer hardware and software	25,041	16,484
Other	403	178
	54,800	44,972
Less accumulated depreciation and amortization	(24,566)	(21,650)
	30,234	23,322
Land	1,490	1,490
	$31,724	$24,812

Note 5 - Workers' Compensation Claims

The following table summarizes the aggregate workers' compensation reserve activity (in thousands):

	Years Ended December 31,
	2019	2018	2017
Beginning balance
Workers' compensation claims liabilities	$413,397	$363,517	$312,537
Add: claims expense accrual
Current period	161,691	162,525	154,091
Prior periods	(13,355)	(3,846)	5,159
	148,336	158,679	159,250
Less: claim payments related to
Current period	24,414	23,444	19,537
Prior periods	98,445	85,603	82,573
	122,859	109,047	102,110
Change in claims incurred in excess of retention limits	112	248	(6,160)
Ending balance
Workers' compensation claims liabilities	$438,986	$413,397	$363,517
Incurred but not reported (IBNR)	$285,191	$260,529	$202,227

Ratio of IBNR to workers' compensation claims liabilities	65%	63%	56%

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

For all other clients, the Company obtains policies from Chubb Limited (“Chubb”) through an arrangement known as a fronted program, which provides a licensed, admitted insurance carrier to issue policies on behalf of the Company. Chubb assumes credit risk should the Company be unable to satisfy its indemnification obligations.

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

In addition, the Company makes monthly collateral payments into trust accounts (the “Chubb trust accounts”) for the fronted program. The balance in the Chubb trust accounts was $393.5 million and $451.0 million at December 31, 2019 and December 31, 2018, respectively. The Chubb trust accounts’ balances are included as a component of the current and long-term restricted cash and investments on the Company’s consolidated balance sheets.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain collateral totaling $76.1 million and $85.2 million at December 31, 2019 and 2018, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At December 31, 2019, the Company provided surety bonds and standby letters of credit totaling $76.1 million, including a California requirement of $55.6 million.

The Company provided a total of $439.0 million and $413.4 million at December 31, 2019 and 2018, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $3.3 million and $3.2 million at December 31, 2019 and 2018, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from excess insurance carriers of $3.3 million and $3.2 million at December 31, 2019 and 2018, respectively, included in other assets on the consolidated balance sheets.

Note 6 - Revolving Credit Facility and Long-Term Debt

On August 6, 2019, the Company entered into an amended credit agreement (the “Agreement”) with the Bank, which supersedes the previous agreement. The Agreement increased the revolving credit line from $28.0 million to $33.0 million and increased the sublimit for standby letters of credit from $7.5 million to $8.0 million. At December 31, 2019, $5.8 million of the sublimit for standby letters of credit was used. The Agreement expires on July 1, 2022.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2019 and 2018. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provides for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2020, subject to automatic renewal in specified circumstances. The Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 15 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million. Through the fourth quarter of 2019, the Company has deposited $28.6 million into the Collateral Accounts.

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

•	the Company may not terminate or cancel any of the AICE policies without the Bank’s prior written consent.
•	The Company may not redeem, retire, repurchase or otherwise acquire any of its stock in excess of $15 million in any rolling 12-month period without the Bank’s prior written consent.

The Agreement also contains customary events of default and specified cross-defaults under the Company's workers' compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At December 31, 2019, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $4.0 million and $4.2 million at December 31, 2019 and 2018, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

Note 7 – Benefit Plans

We have a 401(k) Retirement Savings Plan for the benefit of our eligible employees. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. We make matching contributions to the 401(k) plan under a safe harbor provision. The determination of any discretionary Company contributions to the plan is at the sole discretion of our Board of Directors. No discretionary Company contributions were made to the plan for the years ended December 31, 2019, 2018 and 2017. We made matching contributions of $1.9 million, $1.6 million and $1.5 million in 2019, 2018, and 2017, respectively.

The Company allows certain highly compensated employees of the Company to defer compensation under a nonqualified deferred compensation plan. The deferred compensation plan liability was $3.5 million and $1.1 million at December 31, 2019 and 2018, respectively, and is classified as non-current in customer deposits and other long-term liabilities on the consolidated balance sheets.

Note 8 – Leases

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

The Company primarily leases office buildings under operating leases which are included in Operating lease right-of-use (“ROU”) assets, Current operating lease liabilities, and Long-term operating lease liabilities on the consolidated balance sheets. The Company’s leases have remaining terms of 1 to 7 years and often include one or more options to renew. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring liabilities. Leases with initial terms of 12 months or less are considered short-term lease costs and are not recorded as ROU assets on the consolidated balance sheets. The Company has elected the practical expedient not to separate non-lease components from lease components for all classes of assets. Our lease agreements contain $3.7 million of residual value guarantees and generally do not contain material variable lease payments or restrictive covenants.

Information related to the Company's total lease costs were as follows (in thousands):

Year Ended
December 31, 2019
Operating lease cost	$7,825
Variable lease cost	1,068
Short-term lease cost	304
Total lease cost	$9,197

Information related to the Company's ROU assets and related lease liabilities were as follows (in thousands):

Year Ended
December 31, 2019
Cash paid for operating lease liabilities	$7,479
Right-of-use assets obtained in exchange for new operating lease obligations (1)	30,792

(1) Year ended balance includes $25.8 million for operating leases existing on January 1, 2019 and $5.0 million for operating leases that commenced in 2019.

As of December 31, 2019
Weighted-average remaining lease term	3.9 years
Weighted-average discount rate	4.3%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2019 (in thousands):

January 1, 2020 through December 31, 2020	$7,576
2021	7,024
2022	5,515
2023	4,058
2024	2,078
Thereafter	460
Total undiscounted future minimum lease payments	26,711
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	2,157
Total operating lease liabilities	$24,554
Current operating lease liabilities	$6,671
Long-term operating lease liabilities	17,883
Total operating lease liabilities	$24,554

The Company has additional operating leases of $3.6 million that have not commenced as of December 31, 2019, and as such, have not been recognized on the Company’s Consolidated Balance Sheets. These operating leases are expected to commence in 2020 with lease terms between 5 years and 6 years.

As previously disclosed in our 2018 Annual Report on Form 10-K, under the previous lease accounting standard, future minimum lease payments for operating leases were as follows as of December 31, 2018 (in thousands):

Year Ending
December 31,
2019	$7,135
2020	6,198
2021	5,673
2022	4,125
2023	2,642
Thereafter	1,474
$27,247

Note 9 - Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code and resulting in the reduction in the U.S. statutory corporate tax rate from 35% to 21%. During 2018, we finalized certain tax positions when we filed our 2017 federal tax return and determined that no material adjustments were necessary.

The provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$8,806	$7,412	$5,080
State	1,381	408	89
	10,187	7,820	5,169
Deferred:
Federal	(774)	(824)	6,310
State	3,433	(289)	(2,271)
	2,659	(1,113)	4,039
Total provision	$12,846	$6,707	$9,208

Deferred income tax assets and liabilities consist of the following components (in thousands):

	December 31,
	2019	2018
Deferred income tax assets:
Workers' compensation claims liabilities	$12,151	$9,261
MCC accrual	1,458	2,234
Customer incentives	333	2,718
Deferred compensation	1,988	1,541
Equity based compensation	913	994
Tax effect of unrealized losses, net	—	1,966
State credit carryforward	923	988
State loss carryforward	33	2,396
Operating lease liability	5,920	—
Other	1,345	1,703
	25,064	23,801
Less: valuation allowance	173	264
	24,891	23,537
Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(3,421)	(4,258)
Tax amortization of goodwill	(10,312)	(9,948)
Tax effect of unrealized gains, net	(1,058)	—
Operating lease right-of-use	(5,588)	—
Other	(1,724)	(873)
	(22,103)	(15,079)
Net deferred income tax assets	$2,788	$8,458

The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

	Year Ended December 31,
	2019	2018	2017
Statutory federal tax rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	6.2	0.3	(4.0)
Adjustment for final positions on filed returns	(0.2)	(1.1)	(1.1)
Nondeductible expenses and other, net	1.3	1.2	1.5
Federal and state tax credits	(7.5)	(6.4)	(7.7)
Change in federal tax rate	—	—	3.2
Other, net	0.2	—	(0.1)
	21.0%	15.0%	26.8%

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended at both December 31, 2019 and December 31, 2018.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014. In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for years before 2011. As of December 31, 2019, 2018 and 2017, the Company had no material unrecognized tax benefits.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective rate could fluctuate from expectations.

At December 31, 2019, the Company had state net operating loss carryforwards of approximately $0.7 million, which begin to expire in tax years ending on or after December 31, 2025, unless utilized. At December 31, 2019, the Company did not have a federal general business tax credit carryforward or an alternative minimum tax credit carryforward.

Note 10 - Stock Incentive Plans

The Company's 2015 Stock Incentive Plan (the "2015 Plan"), which provides for share-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by stockholders on May 27, 2015. The number of shares of common stock reserved for issuance under the 2015 Plan is 1,000,000, of which the maximum number of shares for which incentive stock options may be granted is 900,000. The 2015 Plan replaced the Company’s 2009 Stock Incentive Plan (the “2009 Plan”), and no new share-based awards may be granted under the 2009 Plan. The number of shares available for grant at December 31, 2019 is 427,408.

Share-based compensation expense included in selling, general and administrative expenses during the years ended December 31, 2019, 2018 and 2017, was $7.2 million, $5.5 million and $4.2 million, respectively. Related income tax benefits for the years ended December 31, 2019, 2018 and 2017, were $1.3 million, $1.5 million and $1.5 million, respectively.

Stock Options

Outstanding stock options generally vest over either four or eight years and expire ten years after the date of grant.

A summary of the status of the Company’s stock options at December 31, 2019, together with changes during the periods then ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term (Years)	(In Thousands)
Outstanding at December 31, 2018	372,260	$39.08	—	—
Options exercised	(54,420)	13.87	—	—
Outstanding at December 31, 2019	317,840	43.40	4.49	14,958
Exercisable at December 31, 2019	195,340	19.60	2.16	$13,841

The fair value of stock option awards as determined under the Black-Scholes option-pricing model was estimated with the following weighted-average assumptions:

2018
Expected volatility	42.2%
Risk free interest rate	2.7%
Expected dividend yield	1.2%
Expected term	8.3 years
Weighted average fair value per share	$36.41

No stock options were granted during the years ended December 31, 2019 and 2017. The weighted average fair value per share of stock options granted for the year ended December 31, 2018 was $36.41. No stock options were granted with an exercise price below market price during 2018.

The intrinsic value of stock options exercised for the years ended December 31, 2019, 2018 and 2017 was $3.8 million, $2.5 million, and $479,000, respectively. The fair value of stock options vested for the years ended December 31, 2019, 2018 and 2017 was $312,000, $312,000, and $328,000, respectively. As of December 31, 2019, unrecognized compensation expense related to stock options was $3.9 million with a weighted average remaining amortization period of 6.2 years.

Restricted Stock Units

Restricted stock units generally vest in four equal annual installments beginning one year following the date of grant.

The following table presents restricted stock unit activity:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested at December 31, 2018	203,854	$60.93
Granted	72,803	79.55
Vested	(98,829)	56.49
Cancelled/Forfeited	(4,355)	70.12
Nonvested at December 31, 2019	173,473	$71.49

The total fair value of restricted stock units vested during the years ended December 31, 2019, 2018 and 2017 was $5.8 million, $4.0 million and $3.3 million, respectively. As of December 31, 2019, unrecognized compensation expense related to restricted stock units was $9.7 million with a weighted average remaining amortization period of 2.6 years.

Performance Share Units

Performance share units (“PSUs”) are granted to key employees of the Company and are conditioned on attaining specified financial performance metrics. Awards are subject to upward or downward adjustments depending on whether the actual financial metrics are above or below the target level, with a maximum payout up to 200% of a target number of shares.

PSUs fully vest on the date that the Compensation Committee determines the level of attainment of specified performance goals, generally over a three-year period.

The following table presents PSU activity:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested at December 31, 2018	33,325	$66.34
Granted	11,488	72.02
Vested	(3,969)	74.60
Cancelled/Forfeited	(5,018)	64.76
Nonvested at December 31, 2019	35,826	$67.47

The total fair value of PSUs vested during the year ended December 31, 2019 was $296,000. No PSUs vested in 2018 and 2017.

Employee Stock Purchase Plans

The Company offers employees the right to purchase shares at a discount from the market price under the Company’s 2019 Employee Stock Purchase Plan. Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 15% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the fair market value at the end of the offering period. As of December 31, 2019, approximately 300,000 shares were reserved for future issuance under the 2019 Employee Stock Purchase Plan.

Note 11 - Stock Repurchase Program

The Company maintains a stock repurchase program approved by the Board of Directors, which authorizes the repurchase of shares from time to time in open market purchases. On August 6, 2019, the Board of Directors authorized the repurchase of up to $50 million of the Company's common stock over a three-year period beginning August 15, 2019. No share repurchases were made during 2019 and 2018. See “Note 6. Revolving Credit Facility and Long-Term Debt” for related restrictions.

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

Note 13 - Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2019
Revenues	$218,215	$230,982	$247,962	$245,152
Cost of revenues	189,868	175,863	177,198	191,129
Gross margin	28,347	55,119	70,764	54,023
Net (loss) income	(2,300)	13,907	24,971	11,714
Basic (loss) income per common share	(0.31)	1.88	3.34	1.57
Diluted (loss) income per common share	(0.31)	1.81	3.24	1.51

Year ended December 31, 2018
Revenues	$223,975	$231,603	$247,287	$237,832
Cost of revenues	207,713	183,123	187,602	175,588
Gross margin	16,262	48,480	59,685	62,244
Net (loss) income	(9,123)	11,240	19,087	16,856
Basic (loss) income per common share	(1.25)	1.54	2.59	2.28
Diluted (loss) income per common share	(1.25)	1.46	2.50	2.21

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2019.

Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is a process designed by, or under the supervision of, our CEO and our CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our ICFR based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting has also been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report included below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To the Stockholders and the Board of Directors of
Barrett Business Services, Inc.
Vancouver, Washington

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Barrett Business Services, Inc. (the “Company”) and subsidiaries as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 3, 2020, expressed an unqualified opinion on those financial statements.

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

March 3, 2020

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the information set forth under the captions "Item 1-Election of Directors," "Stock Ownership of Principal Stockholders and Management-Delinquent Section 16(a) Reports," “Background and Experience of Executive Officers” and "Code of Ethics" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the captions “Director Compensation for 2019” and “Executive Compensation” in the Proxy Statement.

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

Exhibits

The following exhibits are filed herewith or incorporated by reference and this list is intended to constitute the exhibit index.

Exhibit

Number	Description
3.1

Charter of the Registrant, as amended, through May 31, 2018. Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018 (the "2018 Second Quarter 10-Q").

3.2	Bylaws of the Registrant, as amended through May 31, 2018. Incorporated by reference to Exhibit 3.2 to the 2018 Second Quarter 10‑Q.
4.1

Second Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association, dated as of August 6, 2019. Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019 (the "2019 Second Quarter 10-Q").

4.2	Third Amended and Restated Revolving Line of Credit Note dated August 6, 2019 of the Registrant. Incorporated by reference to Exhibit 4.2 to the 2019 Second Quarter 10‑Q.
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

4.8

Amended and Restated Term Note 1 dated June 30, 2017, of the Registrant. Incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017 (the "2017 Second Quarter 10-Q").

4.9	Amended and Restated Security Agreement: Business Assets, dated as of June 20, 2018, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.5 to the 2018 Second Quarter 10‑Q.
4.10

Third Party Security Agreement: Business Assets, dated as of June 20, 2018, between Associated Insurance Company for Excess, a subsidiary of the Registrant, and Wells Fargo. Incorporated by reference to Exhibit 4.6 to the 2018 Second Quarter 10‑Q.

4.11	Amended and Restated Standby Letter of Credit Agreement dated as of June 20, 2018, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.4 to the 2018 Second Quarter 10‑Q.
4.12	Description of the Registrant's Capital Stock.
10.1	Second Amended and Restated 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*
10.2	2003 Stock Incentive Plan of the Registrant (the "2003 Plan"). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.*
10.3	2009 Stock Incentive Plan of the Registrant (the “2009 Plan”). Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*
10.4	2015 Stock Incentive Plan of the Registrant (the "2015 Plan"). Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8‑K filed on June 2, 2015.*
10.5	Form of Performance Share Award Agreement for Executive Officers for awards granted in 2017 under the 2015 Plan. Incorporated by reference to Exhibit 10.2 to the 2017 Second Quarter 10-Q.*
10.6	Amendment to each outstanding Performance Share Award Agreement for Executive Officers effective August 7, 2017. Incorporated by reference to Exhibit 10.6 to the 2017 Second Quarter 10-Q.*
10.7	Form of Performance Share Award Agreement for Executive Officers for awards granted beginning in 2018 under the 2015 Plan. Incorporated by reference to Exhibit 10.1 to the 2018 Second Quarter 10‑Q.*

10.8

Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “2010 First Quarter 10-Q”).*

10.9	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2010 First Quarter 10-Q.*
10.10

Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “2011 First Quarter 10-Q”).*

10.11	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2011 First Quarter 10-Q.*
10.12

Nonqualified Stock Option Award Agreement between the Registrant and Thomas J. Carley dated July 1, 2016. Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (the “2016 Third Quarter 10-Q”).*

10.13

Form of Employee Nonqualified Stock Option Award Agreement for grants to Gerald R. Blotz, Heather E. Gould and Gary E. Kramer effective March 28, 2018, under the 2015 Plan. Incorporated by reference to Exhibit 10.2 to the 2018 Second Quarter 10‑Q.*

10.14	Form of Incentive Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the 2010 First Quarter 10-Q.*
10.15	Form of Incentive Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the 2011 First Quarter 10-Q.*
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

10.18

Form of Employee Restricted Stock Units Award Agreement for Executive Officers for awards granted beginning in 2017 under the 2015 Plan. Incorporated by reference to Exhibit 10.3 to the 2017 Second Quarter 10-Q.*

10.19

Amendment to each outstanding Employee Restricted Stock Units, Award Agreement for Executive Officers effective August 7, 2017. Incorporated by reference to Exhibit 10.5 to the 2017 Second Quarter 10-Q.*

10.20

Form of Restricted Stock Units Award Agreement for Executive Officers for awards granted beginning in 2018 under the 2015 Plan. Incorporated by reference to Exhibit 10.3 to the 2018 Second Quarter 10‑Q.*

10.21	Form of Non-Employee Director Restricted Stock Units Award Agreement for awards granted during 2016 under the 2015 Plan. Incorporated by reference to Exhibit 10.3 to the 2016 Third Quarter 10-Q.*
10.22	Form of Non-Employee Director Restricted Stock Units Award Agreement for awards granted in 2017 under the 2015 Plan. Incorporated by reference to Exhibit 10.4 to the 2017 Second Quarter 10-Q.*
10.23	Form of Restricted Stock Units Award Agreement for Non-Employee Directors for awards granted in 2018 under the 2015 Plan. Incorporated by reference to Exhibit 10.4 to the 2018 Second Quarter 10‑Q.*
10.24

Form of Non-Employee Director Restricted Stock Units Award Agreement for awards granted in 2019 and thereafter under the Registrant's 2015 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the 2019 Second Quarter 10‑Q.*

10.25	Summary of Compensatory Arrangements for Non-Employee Directors of the Registrant effective July 1, 2019. Incorporated by reference to Exhibit 10.3 to the 2019 Second Quarter 10‑Q.*
10.26	Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.8 to the 2017 Second Quarter 10-Q.*
10.27

First and Second Amendments to the Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*

10.28

Form of Restricted Stock Units Award Agreement under Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*

10.29

Employment Agreement between the Registrant and Michael L. Elich, dated September 25, 2001. Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-2 (Registration No. 333-126496) filed July 11, 2005.*

10.30	Change in Control Employment Agreement between the Registrant and Michael L. Elich, dated April 12, 2011. Incorporated by reference to Exhibit 10.4 to the 2011 First Quarter 10-Q.*
10.31

Change in Control Employment Agreement between the Registrant and Gerald R. Blotz, dated June 16, 2015. Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015.*

10.32	Change in Control Employment Agreement between the Registrant and Gary E. Kramer, dated August 19, 2016. Incorporated by reference to Exhibit 10.1 to the 2016 Third Quarter 10-Q.*
10.33	Change in Control Employment Agreement between the Registrant and Heather E. Gould, dated May 31, 2017. Incorporated by reference to Exhibit 10.1 to the 2017 Second Quarter 10-Q.*
10.34

Death Benefit Agreement entered into by the Registrant and Michael L. Elich effective January 1, 2014. Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 .*

10.35	Death Benefit Agreement entered into by the Registrant and Gerald L. Blotz effective July 17, 2015. Incorporated by reference to Exhibit 10.27 to the 2015 10-K.*
10.36

Death Benefit Agreement entered into by the Registrant and Gary E. Kramer effective March 15, 2017. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.37

Death Benefit Agreement entered into by the Registrant and Heather Gould effective October 30, 2017. Incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10‑K for the year ended December 31, 2017.*

10.38

Barrett Business Services, Inc. Amended and Restated Annual Cash Incentive Award Plan. Incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10‑K for the year ended December 31, 2018.*

10.39	Transition and Separation Agreement between the Registrant and Gregory R. Vaughn dated as of June 3, 2019. Incorporated by reference to Exhibit 10.2 to the 2019 Second Quarter 10‑Q.*
10.40

Form of Indemnification Agreement with each outside director of Barrett Business Services, Inc. Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.*

10.41	Indemnification Agreement between the Registrant and Michael L. Elich dated as of July 15, 2019. Incorporated by reference to Exhibit 10.4 to the 2019 Second Quarter 10‑Q.*

21.	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.	Certification pursuant to 18 U.S.C. Section 1350.
101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Label Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or a compensatory plan or arrangement.
**	Except as otherwise indicated, the SEC File Number for all exhibits is 000-21886.
Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: March 3, 2020	By:	/s/ Gary E. Kramer
Gary E. Kramer Vice President-Finance, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 3rd day of March, 2020.

Principal Executive Officer and Director:

/s/ Michael L. Elich	President and Chief Executive Officer and Director
Michael L. Elich

Principal Financial and Accounting Officer:

/s/ Gary E. Kramer	Vice President-Finance, Treasurer and Secretary
Gary E. Kramer

Majority of Directors:

/s/ Thomas J. Carley	Director
Thomas J. Carley

/s/ Thomas B. Cusick	Director
Thomas B. Cusick

/s/ Diane L. Dewbrey	Director
Diane L. Dewbrey

/s/ James B. Hicks	Director
James B. Hicks, Ph.D.

/s/ Jon L. Justesen	Director
Jon L. Justesen

/s/ Anthony Meeker	Chairman of the Board and Director
Anthony Meeker

/s/ Vincent P. Price	Director
Vincent P. Price