Form 10-Q
period 2020-03-31
BARRETT BUSINESS SERVICES INC
filed 2020-05-06
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of April 22, 2020, 7,537,056 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$14,272	$44,570
Investments	79,373	82,590
Trade accounts receivable, net	165,790	163,561
Income taxes receivable	2,437	1,335
Prepaid expenses and other	16,511	14,919
Restricted cash and investments	120,054	116,873
Total current assets	398,437	423,848
Property, equipment and software, net	34,163	31,724
Operating lease right-of-use assets	25,730	23,805
Restricted cash and investments	346,623	327,326
Goodwill	47,820	47,820
Other assets	3,489	3,618
Deferred income taxes	3,325	2,788
	$859,587	$860,929
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	4,333	5,993
Accrued payroll, payroll taxes and related benefits	180,526	174,168
Current operating lease liabilities	7,046	6,671
Other accrued liabilities	7,043	8,846
Workers' compensation claims liabilities	117,894	118,273
Safety incentives liability	26,330	27,950
Total current liabilities	343,393	342,122
Long-term workers' compensation claims liabilities	327,416	320,713
Long-term debt	3,675	3,730
Long-term operating lease liabilities	19,485	17,883
Customer deposits and other long-term liabilities	4,342	4,682
Total liabilities	698,311	689,130
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,505 and 7,514 shares issued and outstanding	75	75
Additional paid-in capital	20,925	20,227
Accumulated other comprehensive income	84	2,819
Retained earnings	140,192	148,678
Total stockholders' equity	161,276	171,799
	$859,587	$860,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Professional employer service fees	$193,592	$190,527
Staffing services	25,512	27,688
Total revenues	219,104	218,215
Cost of revenues:
Direct payroll costs	19,077	20,842
Payroll taxes and benefits	119,462	114,797
Workers' compensation	54,514	54,229
Total cost of revenues	193,053	189,868
Gross margin	26,051	28,347
Selling, general and administrative expenses	32,115	33,160
Depreciation and amortization	1,000	969
Loss from operations	(7,064)	(5,782)
Other income (expense):
Investment income, net	2,967	3,072
Interest expense	(235)	(477)
Other, net	1	12
Other income, net	2,733	2,607
Loss before income taxes	(4,331)	(3,175)
Benefit from income taxes	(924)	(875)
Net loss	$(3,407)	$(2,300)
Basic loss per common share	$(0.45)	$(0.31)
Weighted average number of basic common shares outstanding	7,521	7,407
Diluted loss per common share	$(0.45)	$(0.31)
Weighted average number of diluted common shares outstanding	7,521	7,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(3,407)	$(2,300)
Unrealized (losses) gains on investments, net of tax of ($1,046) and $1,397 in 2020 and 2019, respectively	(2,735)	3,657
Comprehensive (loss) income	$(6,142)	$1,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2020 and 2019

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance, December 31, 2019	7,514	$75	$20,227	$2,819	$148,678	$171,799
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	56	1	903	—	—	904
Common stock repurchased on vesting of restricted stock units and performance awards	(6)	—	(378)	—	—	(378)
Share-based compensation expense	—	—	342	—	—	342
Company repurchase of common stock	(59)	(1)	(169)	—	(2,817)	(2,987)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,262)	(2,262)
Unrealized loss on investments, net of tax	—	—	—	(2,735)	—	(2,735)
Net loss	—	—	—	—	(3,407)	(3,407)
Balance, March 31, 2020	7,505	$75	$20,925	$84	$140,192	$161,276

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance, December 31, 2018	7,395	$74	$15,437	$(5,068)	$108,594	$119,037
Common stock issued on exercise of options and vesting of restricted stock units and performance awards	17	—	122	—	—	122
Common stock repurchased on vesting of restricted stock units and performance awards	(2)	—	(178)	—	—	(178)
Share-based compensation expense	—	—	1,387	—	—	1,387
Cash dividends on common stock ($0.25 per share)	—	—	—	—	(1,852)	(1,852)
Unrealized gain on investments, net of tax	—	—	—	3,657	—	3,657
Net loss	—	—	—	—	(2,300)	(2,300)
Balance, March 31, 2019	7,410	$74	$16,768	$(1,411)	$104,442	$119,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,407)	$(2,300)
Reconciliations of net loss to net cash provided by operating activities:
Depreciation and amortization	1,000	969
Non-cash lease expense	1,724	1,773
Investment (accretion) amortization and (gains) losses recognized	81	(130)
Deferred Income taxes	508	—
Share-based compensation	342	1,387
Changes in certain operating assets and liabilities:
Trade accounts receivable	(2,229)	(2,560)
Income taxes	(1,102)	(843)
Prepaid expenses and other	(1,592)	(2,752)
Accounts payable	(1,660)	1,021
Accrued payroll, payroll taxes and related benefits	6,406	30,647
Other accrued liabilities	(2,095)	(3,512)
Workers' compensation claims liabilities	6,452	9,508
Safety incentives liability	(1,620)	(2,282)
Operating lease liabilities	(1,672)	(1,374)
Other assets and liabilities, net	(95)	1,220
Net cash provided by operating activities	1,041	30,772
Cash flows from investing activities:
Purchase of property, equipment and software	(3,439)	(1,798)
Purchase of investments	(23,722)	(8)
Proceeds from sales and maturities of investments	21,758	15
Purchase of restricted investments	(1,828)	(2,023)
Proceeds from sales and maturities of restricted investments	14,449	30,859
Net cash provided by investing activities	7,218	27,045
Cash flows from financing activities:
Payments on long-term debt	(55)	(55)
Repurchase of common stock	(2,987)	—
Common stock repurchased on vesting of stock awards	(378)	(178)
Dividends paid	(2,262)	(1,852)
Proceeds from exercise of stock options	904	122
Net cash used in financing activities	(4,778)	(1,963)
Net increase in cash, cash equivalents and restricted cash	3,481	55,854
Cash, cash equivalents and restricted cash, beginning of period	273,341	140,702
Cash, cash equivalents and restricted cash, end of period	$276,822	$196,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The accompanying condensed financial statements are prepared on a consolidated basis. All intercompany account balances and transactions have been eliminated in consolidation. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results may differ from such estimates and assumptions. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K at pages 32 – 58.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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

We report PEO revenues net of direct payroll costs because we are not the primary obligor for these payments to our clients’ employees. Direct payroll costs include salaries, wages, health insurance, and employee out-of-pocket expenses incurred incidental to employment. We also present revenue net of safety incentives because these incentives represent consideration payable to customers.

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

Investments

The Company classifies investments as available-for-sale. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Investments are recorded as current on the condensed consolidated balance sheets as the invested funds are available for current operations. Management considers available evidence in evaluating potential impairment of investments, including the extent to which fair value is less than cost and adverse conditions related to the security. In the event of a credit loss, an allowance would be recognized to the extent that the fair value of the security is less than the present value of the expected future cash flows. Realized gains and losses on sales of investments are included in investment income in our condensed consolidated statements of operations.

Restricted cash and investments

The Company holds restricted cash and investments primarily for the future payment of workers’ compensation claims. These investments are categorized as available-for-sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Restricted cash and investments are classified as current and noncurrent on the condensed consolidated balance sheets based on the nature of the restriction. Management considers available evidence in evaluating potential impairment of restricted investments, including the extent to which fair value is less than cost and adverse conditions related to the security. In the event of a credit loss, an allowance would be recognized to the extent that the fair value of the security is less than the present value of the expected future cash flows. Realized gains and losses on sales of restricted investments are included in investment income in our condensed consolidated statements of operations.

Restricted cash and investments also includes investments held as part of the Company’s deferred compensation plan. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported as a component of income (loss) from operations.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $835,000 and $888,000 at March 31, 2020 and December 31, 2019, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Workers’ compensation claims liabilities

Our workers’ compensation claims liabilities do not represent an exact calculation of liability but rather management’s best estimate, utilizing actuarial expertise and projection techniques, at a given reporting date. The estimated liability for open workers’ compensation claims is based on an evaluation of information provided by our third-party administrator for workers’ compensation claims, coupled with an actuarial estimate of future loss development with respect to reported claims and incurred but not reported claims (together, “IBNR”). Workers’ compensation claims liabilities include case reserve estimates for reported losses, plus additional amounts for estimated IBNR claims, MCC and legal costs, unallocated loss adjustment expenses and estimated future recoveries. The estimate of incurred costs expected to be paid within one year is included in current liabilities, while the estimate of incurred costs expected to be paid beyond one year is included in long-term liabilities on our condensed consolidated balance sheets. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

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

Safety incentives

We accrue for and present expected safety incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator. The Company provided $26.3 million and $28.0 million at March 31, 2020 and December 31, 2019, respectively, as an estimate of the liability for unpaid safety incentives. -

Customer deposits

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

Statements of cash flows

Interest paid during the three months ended March 31, 2020 and 2019 did not materially differ from interest expense. No income taxes were paid during the three months ended March 31, 2020 and 2019.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$14,272	$44,570	$38,223	$35,371
Restricted cash, included in restricted cash and investments	262,550	228,771	158,333	105,331
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$276,822	$273,341	$196,556	$140,702

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

	Three Months Ended
	March 31,
	2020	2019
Weighted average number of basic shares outstanding	7,521	7,407
Effect of dilutive securities	—	—
Weighted average number of diluted shares outstanding	7,521	7,407

As a result of the net loss for the three months ended March 31, 2020 and 2019, 187,745 and 250,050 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Accounting estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Estimates are used for fair value measurement of investments, allowance for doubtful accounts, deferred income taxes, carrying values for goodwill and property, equipment and software, accrued workers’ compensation liabilities and safety incentive liabilities.  Actual results may or may not differ from such estimates.

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses.” The ASU requires the use of an impairment model that is based on expected credit losses rather than incurred losses. The ASU also made changes to the impairment model for available-for-sale securities and requires the use of an allowance approach rather than writing down the security’s cost. The amendments in this update were adopted January 1, 2020 and did not have a material impact on the Company’s financial statements.

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at March 31, 2020 and December 31, 2019 measured at fair value on a recurring basis (in thousands):

	March 31, 2020			December 31, 2019
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$2,135	$—	$2,135	$35,526	$—	$35,526
Total cash equivalents	2,135	—	2,135	35,526	—	35,526
Investments:
Corporate bonds	36,937	(783)	36,154	53,493	156	53,649
Asset backed securities	36,989	(4,434)	32,555	14,017	(13)	14,004
U.S. government agency securities	7,405	424	7,829	7,408	282	7,690
U.S. treasuries	2,448	17	2,465	4,500	9	4,509
Mortgage backed securities	361	9	370	2,737	1	2,738
Total investments	84,140	(4,767)	79,373	82,155	435	82,590
Restricted cash and investments (1):
Corporate bonds	99,452	1,629	101,081	98,481	1,931	100,412
Mortgage backed securities	59,961	1,978	61,939	62,930	837	63,767
Money market funds	34,418	(23)	34,395	29,046	—	29,046
U.S. government agency securities	25,739	1,166	26,905	27,885	642	28,527
U.S. treasuries	7,271	63	7,334	16,906	21	16,927
Supranational bonds	4,771	71	4,842	4,770	30	4,800
Mutual funds	3,514	—	3,514	3,466	—	3,466
Asset backed securities	291	(2)	289	303	—	303
Total restricted cash and investments	235,417	4,882	240,299	243,787	3,461	247,248
Total investments	$321,692	$115	$321,807	$361,468	$3,896	$365,364

(1) Included in restricted cash and investments within the condensed consolidated balance sheet is restricted cash of $226.4 million and $197.0 million as of March 31, 2020 and December 31, 2019, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at March 31, 2020 and December 31, 2019 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	March 31, 2020					December 31, 2019
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$2,135	$—	$—	$—	$2,135	$35,526	$—	$—	$—	$35,526
Investments:
Corporate bonds	36,154	—	36,154	—	—	53,649	—	53,649	—	—
Asset backed securities	32,555	—	32,555	—	—	14,004	—	14,004	—	—
U.S. government agency securities	7,829	—	7,829	—	—	7,690	—	7,690	—	—
U.S. treasuries	2,465	—	2,465	—	—	4,509	—	4,509	—	—
Mortgage backed securities	370	—	370	—	—	2,738	—	2,738	—	—
Restricted cash and investments:
Corporate bonds	101,081	—	101,081	—	—	100,412	—	100,412	—	—
Mortgage backed securities	61,939	—	61,939	—	—	63,767	—	63,767	—	—
Money market funds	34,395	—	—	—	34,395	29,046	—	—	—	29,046
U.S. government agency securities	26,905	—	26,905	—	—	28,527	—	28,527	—	—
U.S. treasuries	7,334	—	7,334	—	—	16,927	—	16,927	—	—
Supranational bonds	4,842	—	4,842	—	—	4,800	—	4,800	—	—
Mutual funds	3,514	3,514	—		—	3,466	3,466	—		—
Asset backed securities	289	—	289	—	—	303	—	303	—	—
Total investments	$321,807	$3,514	$281,763	$—	$36,530	$365,364	$3,466	$297,326	$—	$64,572

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at March 31, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2020
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$16,277	$81,828	$25,001	$14,129	$137,235
Money market funds	36,530	—	—	—	36,530
U.S. government agency securities	—	6,505	28,229	—	34,734
Asset backed securities	—	303	—	32,541	32,844
U.S. treasuries	8,569	1,230	—	—	9,799
Supranational bonds	4,842	—	—	—	4,842
Total	$66,218	$89,866	$53,230	$46,670	$255,984

	December 31, 2019
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$7,238	$120,887	$25,936	$—	$154,061
Money market funds	64,572	—	—	—	64,572
U.S. government agency securities	2,128	6,425	27,664	—	36,217
U.S. treasuries	20,632	804	—	—	21,436
Asset backed securities	—	319	—	13,988	14,307
Supranational bonds	—	4,800	—	—	4,800
Total	$94,570	$133,235	$53,600	$13,988	$295,393

The average contractual maturity of mortgage backed securities was 17 years as of March 31, 2020 and December 31, 2019, which are excluded from the tables above.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Beginning balance
Workers' compensation claims liabilities	$438,986	$413,397
Add: claims expense accrual
Current period	38,492	40,385
Prior periods	(813)	(1,700)
	37,679	38,685
Less: claim payments related to
Current period	1,550	1,459
Prior periods	29,677	27,716
	31,227	29,175

Change in claims incurred in excess of retention limits	(128)	(35)

Ending balance
Workers' compensation claims liabilities	$445,310	$422,872
Incurred but not reported (IBNR)	$282,497	$268,291

Ratio of IBNR to workers' compensation claims liabilities	63%	63%

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

In addition, the Company makes monthly collateral payments into trust accounts (the “Chubb trust accounts”) for the fronted program. The balance in the Chubb trust accounts was $411.1 million and $393.5 million at March 31, 2020 and December 31, 2019, respectively. The Chubb trust accounts’ balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain collateral totaling $76.1 million at March 31, 2020 and December 31, 2019 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At March 31, 2020, the Company provided surety bonds and standby letters of credit totaling $76.1 million, including a California requirement of $55.6 million.

The Company provided a total of $445.3 million and $439.0 million at March 31, 2020 and December 31, 2019, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $3.2 million and $3.3 million at March 31, 2020 and December 31, 2019, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from excess insurance carriers of $3.2 million and $3.3 million at March 31, 2020 and December 31, 2019, respectively, included in other assets on the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

On August 6, 2019, the Company entered into an amended credit agreement (the “Agreement”) with the Bank, which superseded the previous agreement. The Agreement increased the revolving credit line from $28.0 million to $33.0 million and increased the sublimit for standby letters of credit from $7.5 million to $8.0 million. At March 31, 2020, $5.8 million of the sublimit for standby letters of credit was used. The Agreement expires on July 1, 2022.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2020 and December 31, 2019. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provides for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2020, subject to automatic renewal in specified circumstances. The Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 15 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million. Through the first quarter of 2020, the Company deposited $32.4 million into the Collateral Accounts.

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

•	the Company may not terminate or cancel any of the AICE policies without the Bank’s prior written consent; and
•	the Company may not redeem, retire, repurchase or otherwise acquire any of its stock in excess of $15 million in any rolling 12-month period without the Bank’s prior written consent.

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At March 31, 2020, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $3.9 million and $4.0 million at March 31, 2020 and December 31, 2019, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters.  The Company was in a cumulative income position for the 12 quarters ended March 31, 2020.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014. In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for the 2015 tax year and tax years before 2011. As of March 31, 2020, the Company had no material unrecognized tax benefits.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective rate could fluctuate from expectations.

Note 6 – Litigation

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

Note 7 – Subsequent Events

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, President Trump announced a National Emergency relating to the disease. In response to the COVID-19 pandemic, state governments nationwide, including the states where BBSI and our clients operate, have taken preventative actions such as shelter-in-place orders, restrictions on travel, and temporary closures of businesses deemed to be non-essential.

The full impact of the COVID-19 pandemic on our full year financial results will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our clients, the rate at which economic conditions, operations, and demand for our services return to pre-COVID-19 levels, and the potential for recession in our key markets due to the effects of the pandemic. Accordingly, the ultimate impact on the Company cannot be determined at this time. Nevertheless, despite the uncertainty of the COVID-19 situation, we expect our full year 2020 results to be adversely affected.

Revolving Credit Facility

In May 2020, the Company reached an agreement, in principal, with Wells Fargo Bank, National Association, to increase the revolving credit line from $33.0 million to $50.0 million and extend the expiration date of the credit facility to July 2021.

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

Results of Operations

The spread of COVID-19 and resulting shelter-in-place orders across the United States are having, and will continue to have, a negative impact on the operating results of the Company. As our clients respond to the effects of efforts to address the consequences of the pandemic, including the measures taken at various levels of government to contain the virus’s spread, we expect that our ability to add new customers, as well as to grow revenues from existing customers, will be adversely affected due to economic slowdown, business closures, furloughs, hiring freezes and reductions in hours worked.

The impact of COVID-19 on our 2020 first quarter results was limited primarily to the latter part of March and resulted in a decline in revenue of approximately $8.0 million. Although we cannot predict the duration or severity of the pandemic’s impact on our business operations, the results below are not reflective of the impacts the Company expects from COVID-19 on a going-forward basis. Additional information regarding the potential effects of the COVID-19 pandemic on the Company’s business are described in Item 1A of Part II of this report.

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended
	March 31,
	2020		2019
Revenues:
Professional employer service fees	$193,592	88.4%	$190,527	87.3%
Staffing services	25,512	11.6	27,688	12.7
Total revenues	219,104	100.0	218,215	100.0
Cost of revenues:
Direct payroll costs	19,077	8.7	20,842	9.6
Payroll taxes and benefits	119,462	54.5	114,797	52.6
Workers’ compensation	54,514	24.9	54,229	24.9
Total cost of revenues	193,053	88.1	189,868	87.1
Gross margin	26,051	11.9	28,347	12.9
Selling, general and administrative expenses	32,115	14.7	33,160	15.2
Depreciation and amortization	1,000	0.5	969	0.4
Loss from operations	(7,064)	(3.3)	(5,782)	(2.7)
Other income, net	2,733	1.3	2,607	1.2
Loss before income taxes	(4,331)	(2.0)	(3,175)	(1.5)
Benefit from income taxes	(924)	(0.4)	(875)	(0.4)
Net loss	$(3,407)	(1.6)%	$(2,300)	(1.1)%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billing amounts and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billing and wage information for the three months ended March 31, 2020 and 2019.

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2020	2019
Gross billings	$1,439,120	$1,360,244
PEO and staffing wages	$1,232,581	$1,156,371

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

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2020	2019
Workers' compensation	$54,514	$54,229
Safety incentive costs	6,979	6,703
Non-GAAP gross workers' compensation	$61,493	$60,932

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)
	Percentage of Gross Billings
	Three Months Ended
	March 31,
	2020	2019
PEO and staffing wages	85.6%	85.0%
Payroll taxes and benefits	8.3%	8.4%
Non-GAAP gross workers' compensation	4.3%	4.5%

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

Three Months Ended March 31, 2020 and 2019

Net loss for the first quarter of 2020 amounted to $3.4 million compared to net loss of $2.3 million for the first quarter of 2019. Diluted loss per share for the first quarter of 2020 was $0.45 compared to diluted loss per share of $0.31 for the first quarter of 2019.

Revenues for the first quarter of 2020 totaled $219.1 million, an increase of $0.9 million or 0.4% over the first quarter of 2019, which reflects an increase in the Company’s professional employer service fee revenue of $3.1 million or 1.6% and a decrease in staffing services revenue of $2.2 million or 7.9%.

Our growth in professional employer service revenues was attributable to both new and existing customers. Due to continued strength in our referral channels, business from new customers during the first quarter of 2020 exceeded business lost from former customers. Gross billings for PEO services to continuing customers increased 5.4% compared to the first quarter of 2019. This growth was primarily the result of increases in employee headcount and wage inflation, partially offset by the impacts of COVID-19 during the quarter, which we expect to continue into future quarters. PEO revenue is presented net of safety incentives of $7.0 million and $6.7 million in the first quarter of 2020 and 2019, respectively. The decrease in staffing services revenue was due primarily to tight labor market conditions during the 2020 period.

Gross margin for the first quarter of 2020 totaled $26.1 million or 11.9% of revenue compared to $28.3 million or 12.9% of revenue for the first quarter of 2019. The decrease in gross margin as a percentage of revenues is primarily due to increases in payroll taxes and benefits as a percentage of revenue offset by an increase in professional employer services and a decrease in staffing services within the mix of our customer base compared to 2019.

Direct payroll costs for the first quarter of 2020 totaled $19.1 million or 8.7% of revenue compared to $20.8 million or 9.6% of revenue for the first quarter of 2019. The decrease in the direct payroll costs percentage was primarily due to the increase in professional employer services and the decrease of staffing services within the mix of our customer base compared to the first quarter of 2019.

Payroll taxes and benefits for the first quarter of 2020 totaled $119.5 million or 54.5% of revenue compared to $114.8 million or 52.6% of revenue for the first quarter of 2019. The increase in payroll taxes and benefits as a percentage of revenues is primarily due to the relative increase in PEO services within the mix of our customer base compared to the first quarter of 2019.

Workers’ compensation expense for the first quarter of 2020 totaled $54.5 million or 24.9% of revenue and benefited from a favorable adjustment of $0.8 million related to claims incurred in prior periods. Workers’ compensation expense for the first quarter of 2019 totaled $54.2 million or 24.9% of revenue and benefited from a favorable adjustment of $1.7 million related to claims incurred in prior periods.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2020 totaled $32.1 million or 14.7% of revenue compared to $33.2 million or 15.2% of revenue for the first quarter of 2019. The decrease was primarily attributable to a decrease in employee-related expenses, which included reduced incentive compensation of $1.9 million and a $1.1 million reduction in stock compensation expense related to management changes. Employee-related expenses will likely continue to be lower relative to prior year quarters due to measures taken in response to COVID-19.

Other income, net for the first quarter of 2020 was $2.7 million as compared to other income, net of $2.6 million for the first quarter of 2019. The increase was primarily attributable to an increase in investment income in the first quarter of 2020.

Our effective income tax rate for the first quarter of 2020 was 21.3%, compared to 27.6% for the first quarter of 2019. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $276.8 million, which includes cash, cash equivalents, and restricted cash, increased $3.5 million for the three months ended March 31, 2020, compared to an increase of $55.9 million for the comparable period of 2019. The increase in cash at March 31, 2020 as compared to December 31, 2019 was primarily due to increased accrued payroll, payroll taxes and related benefits, increased workers’ compensation claims liabilities, and proceeds from the sales and maturities of investments and restricted investments.

Net cash provided by operating activities for the three months ended March 31, 2020 was $1.0 million, compared to net cash provided of $30.8 million for the comparable period of 2019. For the three months ended March 31, 2020, cash flow from operating activities was primarily due to increased workers’ compensation claims liabilities of $6.5 million and increased accrued payroll, payroll taxes and related benefits of $6.4 million, partially offset by net loss of $3.4 million, increased trade accounts receivable of $2.2 million, decreased other accrued liabilities of $2.1 million, and decreased accounts payable of $1.7 million.

Net cash provided by investing activities for the three months ended March 31, 2020 was $7.2 million, compared to net cash provided of $27.0 million for the comparable period of 2019. For the three months ended March 31, 2020, cash provided by investing activities consisted primarily of proceeds from sales and maturities of investments and restricted investments of $36.2 million, partially offset by purchases of investments and restricted investments of $25.6 million and purchases of property, equipment and software of $3.4 million.

Net cash used in financing activities for the three months ended March 31, 2020 was $4.8 million, compared to net cash used of $2.0 million for the comparable period of 2019. For the three months ended March 31, 2020, cash was primarily used for common stock repurchases of $3.0 million and dividend payments of $2.3 million.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly collateral payments into trust accounts (the “Chubb trust accounts”). The balance in the Chubb trust accounts was $411.1 million and $393.5 million at March 31, 2020 and December 31, 2019, respectively. Included within the Chubb trust account at March 31, 2020, is $224.5 million of restricted cash. The restricted cash accrues interest at the 3-month Treasury bill yield rate plus 0.25%. The Chubb trust account balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

On August 6, 2019, the Company entered into an amended credit agreement (the “Agreement”) with the Bank, which superseded the previous agreement. The Agreement increased the revolving credit line from $28.0 million to $33.0 million and increased the sublimit for standby letters of credit from $7.5 million to $8.0 million. At March 31, 2020, $5.8 million of the sublimit for standby letters of credit was used. The Agreement expires on July 1, 2022.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2020 and December 31, 2019. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provides for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2020, subject to automatic renewal in specified circumstances.

The Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 15 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million. Through the first quarter of 2020, the Company deposited $32.4 million into the Collateral Accounts.

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

•	the Company may not terminate or cancel any of the AICE policies without the Bank’s prior written consent; and
•	the Company may not redeem, retire, repurchase or otherwise acquire any of its stock in excess of $15 million in any rolling 12-month period without the Bank’s prior written consent.

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At March 31, 2020, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $3.9 million and $4.0 million at March 31, 2020 and December 31, 2019, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022.

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

Forward-Looking Information

Statements in this report include forward-looking statements which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the effects of the COVID-19 pandemic on our business operations, the competitiveness of our service offerings, our ability to attract and retain clients and to achieve revenue growth, the effect of changes in our mix of services on gross margin, the effect of tight labor market conditions, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, expected levels of required surety deposits and letters of credit, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our fronted insurance program with Chubb, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, litigation costs, the effect of changes in the interest rate environment on the value of our investment securities and long-term debt, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions.

All of our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include our ability to retain current clients and attract new clients, the effects of governmental orders imposing business closures and stay-at-home and social distancing requirements, difficulties associated with integrating clients into our operations, economic trends in our service areas, the potential for material deviations from expected future workers’ compensation claims experience, the workers’ compensation regulatory environment in our primary markets, security breaches or failures in the Company’s information technology systems, collectability of accounts receivable, changes in effective payroll tax rates and federal and state income tax rates, the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results), the impact of the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business, the effect of conditions in the global capital markets on our investment portfolio, and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our fronted insurance program. Additional risk factors affecting our business are discussed in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 3, 2020. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt. As of March 31, 2020, the Company’s investments consisted principally of $137 million in corporate bonds, $62 million in mortgage backed securities, $37 million in money market funds, $35 million in U.S. government agency securities, $33 million in asset backed securities, $10 million in U.S. treasuries, $5 million in supranational bonds, and $4 million in mutual funds. The Company’s outstanding debt totaled approximately $3.9 million at March 31, 2020. Based on the Company’s overall interest exposure at March 31, 2020, a 50 basis point increase in market interest rates would have a $3.5 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than the information below, there have been no material changes in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 3, 2020.

The Company’s business may be negatively affected by outbreaks of disease, such as epidemics or pandemics, including the ongoing COVID-19 pandemic.

In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, President Trump announced a National Emergency relating to the disease. In response to the COVID-19 pandemic, state governments nationwide, including the states where BBSI and our clients operate, have taken preventative actions such as shelter-in-place orders, restrictions on travel, and temporary closures of businesses deemed to be non-essential. These restrictions on business operations have significantly disrupted, and may continue to disrupt, the U.S. economy, including small-and mid-sized businesses, which comprise our primary client base. Our clients have experienced, and may continue to experience, workforce reductions in the form of layoffs, furloughs, and reductions in hours worked, resulting in reduced payroll costs. As our PEO fees are based on client payroll, these responses by clients to the COVID-19 situation could have a material adverse effect on our business.

In response to the pandemic, federal and state government agencies have enacted numerous new laws and regulatory guidelines designed to help the economy, individuals and employers. Many of these legislative and regulatory changes, including the Families First Coronavirus Relief Act (FFCRA) and the Coronavirus Aid, Relief, and Economic Security (CARES) Act, directly impact the Company and our clients. Failure to appropriately interpret and comply with legal and regulatory changes arising from the COVID-19 pandemic could have a material adverse effect on our business and reputation. Additionally, failure to incorporate changes to laws and regulations resulting from COVID-19 into our PEO business model may decrease our ability to attract and retain clients.

Due to the ongoing COVID-19 outbreak and related government mandates, the Company has transitioned much of its workforce to a temporary remote working model, which may adversely affect the Company’s ability to provide the level of service our clients expect. As our employees work from home and access the Company’s systems remotely, the Company may be exposed to heightened security risks, including the risk of cyber-attacks. Additionally, if any of the Company’s key management employees are unable to perform their duties for an extended period, including as the result of illness, the Company’s business could be adversely affected.

The COVID-19 pandemic has also caused significant volatility and uncertainty in the U.S. economy that may result in a prolonged economic downturn, which could in turn lead to increases in workers’ compensation and unemployment claims, increased uncollectable receivables and reductions in the valuation of the Company’s investment portfolio.

Continuation or exacerbation of the consequences of the pandemic described above and elsewhere in this report are likely to have a material adverse effect on our business, cash flows, results of operations and financial condition, which may also result in our inability to comply with financial covenants under our credit facilities, our inability to obtain necessary additional financing and a decline in stockholder value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended March 31, 2020.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (1)
January	—	$—	—	$50,000,000
February	—	—	—	50,000,000
March	59,452	50.24	59,452	47,012,878
Total	59,452		59,452

(1) In August 2019, the Board authorized the repurchase of up to $50.0 million of shares of the Company’s common stock from time to time in open market purchases over a three-year period beginning August 15, 2019. As of March 31, 2020, the Company had repurchased 59,452 shares at an aggregate purchase price of $3.0 million.

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

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: May 6, 2020	By:	/s/ Anthony J. Harris
Anthony J. Harris
Vice President-Finance, Treasurer and Secretary