Form 10-Q
period 2020-06-30
BARRETT BUSINESS SERVICES INC
filed 2020-08-05
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 22, 2020, 7,635,723 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$62,210	$44,570
Investments	67,473	82,590
Trade accounts receivable, net	188,383	163,561
Income taxes receivable	3,506	1,335
Prepaid expenses and other	17,377	14,919
Restricted cash and investments	82,567	116,873
Total current assets	421,516	423,848
Property, equipment and software, net	35,278	31,724
Operating lease right-of-use assets	24,985	23,805
Restricted cash and investments	239,032	327,326
Goodwill	47,820	47,820
Other assets	3,707	3,618
Deferred income taxes	—	2,788
	$772,338	$860,929
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	4,951	5,993
Accrued payroll, payroll taxes and related benefits	181,406	174,168
Current operating lease liabilities	7,244	6,671
Other accrued liabilities	6,553	8,846
Workers' compensation claims liabilities	89,868	118,273
Safety incentives liability	25,767	27,950
Total current liabilities	316,010	342,122
Long-term workers' compensation claims liabilities	246,636	320,713
Long-term debt	3,620	3,730
Deferred income taxes	2,685	—
Long-term operating lease liabilities	18,630	17,883
Customer deposits and other long-term liabilities	4,869	4,682
Total liabilities	592,450	689,130
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,598 and 7,514 shares issued and outstanding	76	75
Additional paid-in capital	23,421	20,227
Accumulated other comprehensive income	6,961	2,819
Retained earnings	149,430	148,678
Total stockholders' equity	179,888	171,799
	$772,338	$860,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Professional employer service fees	$180,488	$203,157	$374,080	$393,684
Staffing services	20,543	27,825	46,055	55,513
Total revenues	201,031	230,982	420,135	449,197
Cost of revenues:
Direct payroll costs	15,796	20,992	34,873	41,834
Payroll taxes and benefits	93,671	101,697	213,133	216,494
Workers' compensation	44,921	53,174	99,435	107,403
Total cost of revenues	154,388	175,863	347,441	365,731
Gross margin	46,643	55,119	72,694	83,466
Selling, general and administrative expenses	33,255	39,005	65,370	72,165
Depreciation and amortization	1,171	970	2,171	1,939
Income from operations	12,217	15,144	5,153	9,362
Other income (expense):
Investment income, net	1,800	3,332	4,767	6,404
Interest expense	(306)	(481)	(541)	(958)
Other, net	172	—	173	12
Other income, net	1,666	2,851	4,399	5,458
Income before income taxes	13,883	17,995	9,552	14,820
Provision for income taxes	2,373	4,088	1,449	3,213
Net income	$11,510	$13,907	$8,103	$11,607
Basic income per common share	$1.52	$1.88	$1.07	$1.57
Weighted average number of basic common shares outstanding	7,557	7,410	7,539	7,408
Diluted income per common share	$1.51	$1.81	$1.06	$1.51
Weighted average number of diluted common shares outstanding	7,647	7,692	7,678	7,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	June 30,
	2020	2019
Net income	$11,510	$13,907
Unrealized gains on investments, net of tax of $2,630 and $1,164 in 2020 and 2019, respectively	6,877	3,043
Comprehensive income	$18,387	$16,950

	Six Months Ended
	June 30,
	2020	2019
Net income	$8,103	$11,607
Unrealized gains on investments, net of tax of $1,584 and $2,561 in 2020 and 2019, respectively	4,142	6,700
Comprehensive income	$12,245	$18,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2020

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance, December 31, 2019	7,514	$75	$20,227	$2,819	$148,678	$171,799
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	56	1	903	—	—	904
Common stock repurchased on vesting of restricted stock units and performance awards	(6)	—	(378)	—	—	(378)
Share-based compensation expense	—	—	342	—	—	342
Company repurchase of common stock	(59)	(1)	(169)	—	(2,817)	(2,987)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,262)	(2,262)
Unrealized loss on investments, net of tax	—	—	—	(2,735)	—	(2,735)
Net loss	—	—	—	—	(3,407)	(3,407)
Balance, March 31, 2020	7,505	$75	$20,925	$84	$140,192	$161,276
Common stock issued on exercise of options and vesting of restricted stock units	96	1	1,809	—	—	1,810
Common stock repurchased on vesting of restricted stock units	(3)	—	(110)	—	—	(110)
Share-based compensation expense	—	—	797	—	—	797
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,272)	(2,272)
Unrealized gain on investments, net of tax	—	—	—	6,877	—	6,877
Net income	—	—	—	—	11,510	11,510
Balance, June 30, 2020	7,598	$76	$23,421	$6,961	$149,430	$179,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2019

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

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$8,103	$11,607
Reconciliations of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,171	1,939
Non-cash lease expense	3,545	3,509
Investment (accretion) amortization and (gains) losses recognized	283	26
Deferred Income taxes	3,890	—
Share-based compensation	1,139	3,828
Changes in certain operating assets and liabilities:
Trade accounts receivable	(24,822)	(11,631)
Income taxes	(2,171)	(1,733)
Prepaid expenses and other	(2,458)	(1,840)
Accounts payable	(1,042)	488
Accrued payroll, payroll taxes and related benefits	8,035	24,740
Other accrued liabilities	(2,759)	(4,658)
Workers' compensation claims liabilities	(102,572)	17,470
Safety incentives liability	(2,183)	(1,894)
Operating lease liabilities	(3,405)	(3,032)
Other assets and liabilities, net	(143)	46
Net cash (used in) provided by operating activities	(114,389)	38,865
Cash flows from investing activities:
Purchase of property, equipment and software	(5,725)	(5,127)
Purchase of investments	(23,722)	(117)
Proceeds from sales and maturities of investments	38,547	15,262
Purchase of restricted investments	(29,570)	(3,245)
Proceeds from sales and maturities of restricted investments	22,453	34,765
Net cash provided by investing activities	1,983	41,538
Cash flows from financing activities:
Proceeds from credit-line borrowings	—	18,843
Payments on credit-line borrowings	—	(18,843)
Payments on long-term debt	(110)	(111)
Repurchase of common stock	(2,987)	—
Common stock repurchased on vesting of stock awards	(488)	(178)
Dividends paid	(4,534)	(3,705)
Proceeds from exercise of stock options	2,714	178
Net cash used in financing activities	(5,405)	(3,816)
Net (decrease) increase in cash, cash equivalents and restricted cash	(117,811)	76,587
Cash, cash equivalents and restricted cash, beginning of period	273,341	140,702
Cash, cash equivalents and restricted cash, end of period	$155,530	$217,289

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $821,000 and $888,000 at June 30, 2020 and December 31, 2019, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Safety incentives

We accrue for and present expected safety incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator. The Company provided $25.8 million and $28.0 million at June 30, 2020 and December 31, 2019, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid during the three and six months ended June 30, 2020 and 2019 did not materially differ from interest expense. No income taxes were paid during the three and six months ended June 30, 2020 and 2019

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$62,210	$44,570	$23,693	$35,371
Restricted cash, included in restricted cash and investments	93,320	228,771	193,596	105,331
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$155,530	$273,341	$217,289	$140,702

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average number of basic shares outstanding	7,557	7,410	7,539	7,408
Effect of dilutive securities	90	282	139	266
Weighted average number of diluted shares outstanding	7,647	7,692	7,678	7,674

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

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at June 30, 2020 and December 31, 2019 measured at fair value on a recurring basis (in thousands):

	June 30, 2020			December 31, 2019
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$58,299	$—	$58,299	$35,526	$—	$35,526
Total cash equivalents	58,299	—	58,299	35,526	—	35,526
Investments:
Asset backed securities	36,961	(1,001)	35,960	14,017	(13)	14,004
Corporate bonds	20,167	499	20,666	53,493	156	53,649
U.S. government agency securities	7,402	702	8,104	7,408	282	7,690
U.S. treasuries	2,400	5	2,405	4,500	9	4,509
Mortgage backed securities	327	11	338	2,737	1	2,738
Total investments	67,257	216	67,473	82,155	435	82,590
Restricted cash and investments (1):
Corporate bonds	95,827	4,506	100,333	98,481	1,931	100,412
Mortgage backed securities	56,551	2,356	58,907	62,930	837	63,767
Money market funds	32,864	10	32,874	29,046	—	29,046
Commercial paper	31,844	26	31,870	—	—	—
U.S. government agency securities	25,718	2,394	28,112	27,885	642	28,527
U.S. treasuries	6,320	46	6,366	16,906	21	16,927
Supranational bonds	4,772	56	4,828	4,770	30	4,800
Mutual funds	4,262	—	4,262	3,466	—	3,466
Municipal bonds	2,473	7	2,480	—	—	—
Asset backed securities	280	5	285	303	—	303
Total restricted cash and investments	260,911	9,406	270,317	243,787	3,461	247,248
Total investments	$386,467	$9,622	$396,089	$361,468	$3,896	$365,364

(1) Included in restricted cash and investments within the condensed consolidated balance sheet is restricted cash of $51.3 million and $197.0 million as of June 30, 2020 and December 31, 2019, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at June 30, 2020 and December 31, 2019 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	June 30, 2020					December 31, 2019
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$58,299	$—	$—	$—	$58,299	$35,526	$—	$—	$—	$35,526
Investments:
Asset backed securities	35,960	—	35,960	—	—	14,004	—	14,004	—	—
Corporate bonds	20,666	—	20,666	—	—	53,649	—	53,649	—	—
U.S. government agency securities	8,104	—	8,104	—	—	7,690	—	7,690	—	—
U.S. treasuries	2,405	—	2,405	—	—	4,509	—	4,509	—	—
Mortgage backed securities	338	—	338	—	—	2,738	—	2,738	—	—
Restricted cash and investments:
Corporate bonds	100,333	—	100,333	—	—	100,412	—	100,412	—	—
Mortgage backed securities	58,907	—	58,907	—	—	63,767	—	63,767	—	—
Money market funds	32,874	—	—	—	32,874	29,046	—	—	—	29,046
Commercial paper	31,870	—	31,870	—	—	—	—	—	—	—
U.S. government agency securities	28,112	—	28,112	—	—	28,527	—	28,527	—	—
U.S. treasuries	6,366	—	6,366	—	—	16,927	—	16,927	—	—
Supranational bonds	4,828	—	4,828	—	—	4,800	—	4,800	—	—
Mutual funds	4,262	4,262	—	—	—	3,466	3,466	—	—	—
Municipal bonds	2,480	—	2,480	—		—	—	—	—	—
Asset backed securities	285	—	285	—	—	303	—	303	—	—
Total investments	$396,089	$4,262	$300,654	$—	$91,173	$365,364	$3,466	$297,326	$—	$64,572

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at June 30, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2020
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$29,891	$63,851	$27,257	$—	$120,999
Money market funds	91,173	—	—	—	91,173
Asset backed securities	—	298	—	35,947	36,245
U.S. government agency securities	—	12,195	24,021	—	36,216
Commercial paper	31,870	—	—	—	31,870
U.S. treasuries	7,747	1,024	—	—	8,771
Supranational bonds	4,828	—	—	—	4,828
Municipal bonds	—	2,480	—	—	2,480
Total	$165,509	$79,848	$51,278	$35,947	$332,582

The average contractual maturity of mortgage backed securities was 17 years as of June 30, 2020 which is excluded from the table above.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Beginning balance
Workers' compensation claims liabilities	$445,310	$422,872	$438,986	$413,397
Add: claims expense accrual
Current period	32,729	41,145	71,221	81,530
Prior periods	(1,373)	(2,952)	(2,186)	(4,652)
	31,356	38,193	69,035	76,878
Less: claim payments related to
Current period	4,527	4,145	6,077	5,604
Prior periods	135,853	26,088	165,530	53,804
	140,380	30,233	171,607	59,408

Change in claims incurred in excess of retention limits	218	(96)	90	(131)

Ending balance
Workers' compensation claims liabilities	$336,504	$430,736	$336,504	$430,736
Incurred but not reported (IBNR)	$206,521	$273,114	$206,521	$273,114

Ratio of IBNR to workers' compensation claims liabilities	61%	63%	61%	63%

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

Through various insurance arrangements, the Company retains risk of loss up to the first $5.0 million per occurrence, except in Maryland and Colorado, where our retention per occurrence is $1.0 million and $2.0 million, respectively. Effective July 1, 2020 the Company’s retention decreases from $5.0 million per occurrence to $3.0 million, except in Maryland and Colorado, where our retention per occurrence remains at $1.0 million and $2.0 million, respectively.

The fronted program with Chubb requires that collateral be advanced at the inception of the policy term. To partially satisfy these collateral requirements, the Company provided a letter of credit of $63.7 million from its principal bank, Wells Fargo Bank, National Association (the “Bank”).

In addition, the Company makes monthly collateral payments into trust accounts (the “Chubb trust accounts”) for the fronted program. The balance in the Chubb trust accounts was $264.6 million and $393.5 million at June 30, 2020 and December 31, 2019, respectively. The Chubb trust accounts’ balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain collateral totaling $59.7 million and $76.1 million at June 30, 2020 and December 31, 2019, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At June 30, 2020, the Company provided surety bonds and standby letters of credit totaling $59.7 million, including a California requirement of $39.2 million.

On June 29, 2020, the Company entered into a loss portfolio transfer agreement to remove all outstanding workers’ compensation claims obligations for claims incurred under its fronted insurance program between February 1, 2014 and December 31, 2017. This transaction reduced the Company’s outstanding workers’ compensation liabilities and Chubb trust account balances by $115.7 million.

As of June 30, 2020, the Company recorded a receivable from Chubb of $2.2 million related to claim payments made on Chubb’s behalf for claim obligations transferred to Chubb as part of the loss portfolio transfer agreement. The amount is included in prepaid expenses and other in the condensed consolidated balance sheets.

The Company provided a total of $336.5 million and $439.0 million at June 30, 2020 and December 31, 2019, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $3.4 million and $3.3 million at June 30, 2020 and December 31, 2019, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from excess insurance carriers of $3.4 million and $3.3 million at June 30, 2020 and December 31, 2019, respectively, included in other assets on the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

On May 15, 2020, the Company entered into an amended credit agreement (the “Agreement”) with the Bank, which superseded the previous agreement. The Agreement increased the revolving credit line from $33.0 million to $50.0 million; the sublimit for standby letters of credit remains at $8.0 million. At June 30, 2020, $5.8 million of the sublimit for standby letters of credit was used. The Agreement expires on July 1, 2022.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.50% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at June 30, 2020 and December 31, 2019. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provides for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2021, subject to automatic renewal in specified circumstances. The Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 15 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million. Through the second quarter of 2020, the Company deposited $32.5 million into the Collateral Accounts.

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

The Agreement requires the satisfaction of certain financial covenants as follows:

•

total funded debt plus the unused principal amount of the revolving credit line, divided by EBITDA [net income before taxes plus interest expense (net of capitalized interest expense), depreciation expense, and amortization expense], on a rolling four-quarter basis is not greater than 2.75:1.0; and

•	ratio of restricted and unrestricted cash and investments to workers’ compensation claim liabilities is at least 1.15:1.0, measured quarterly.

The Agreement includes certain additional restrictions as follows:

•

incurring additional indebtedness is prohibited without the prior approval of the Bank, other than purchase financing for the acquisition of assets, provided that the aggregate of all purchase financing does not exceed $1,000,000 at any time;

•	the Company may not terminate or cancel any of the AICE policies without the Bank’s prior written consent; and
•

the Company is not permitted to declare or pay any dividend or distribution, or to redeem, retire or purchase any shares of the Company’s capital stock without the Bank’s prior approval, other than (i) quarterly cash dividends to holders of common stock in an amount not to exceed a total of $0.30 per share during a fiscal quarter, and (ii) acquisitions of shares of common stock at fair market value in connection with satisfaction of employee tax withholding obligations incurred with regard to employee equity compensation arrangements, in an amount totaling up to $3.5 million.

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At June 30, 2020, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $3.8 million and $4.0 million at June 30, 2020 and December 31, 2019, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022. LIBOR likely will no longer be in general use as a reference rate by financial institutions by December 31, 2021.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more likely than not” standard. As part of this evaluation, management reviews all evidence, both positive and negative, to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters.  The Company was in a cumulative income position for the 12 quarters ended June 30, 2020.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014. In July 2020, BBSI received a draft Revenue Agent Report in relation to the ongoing IRS audit for tax years 2011 to 2014. The report indicates that the IRS intends to disallow certain wage-based tax credits claimed, which would result in an estimated additional tax due of approximately $2.3 million for the tax years 2012 through 2014. The Company firmly disagrees with the asserted grounds for this determination and plans to pursue all available administrative and judicial remedies necessary to vigorously defend its position. Based on management’s analysis of this matter, no reserve has been recorded in the financial statements.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for the 2015 tax year and tax years before 2011. As of June 30, 2020, the Company had no material unrecognized tax benefits.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

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

Business Organization. We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and comprise senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety and various types of administration, including payroll. These teams are responsible for growth of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 31 states and the District of Columbia through a network of 57 branch locations in California, Oregon, Utah, Washington, Colorado, Idaho, Arizona, Maryland, North Carolina, Nevada, Pennsylvania, Delaware and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
Revenues:
Professional employer service fees	$180,488	89.8%	$203,157	88.0%	$374,080	89.0%	$393,684	87.6%
Staffing services	20,543	10.2	27,825	12.0	46,055	11.0	55,513	12.4
Total revenues	201,031	100.0	230,982	100.0	420,135	100.0	449,197	100.0
Cost of revenues:
Direct payroll costs	15,796	7.9	20,992	9.1	34,873	8.3	41,834	9.3
Payroll taxes and benefits	93,671	46.6	101,697	44.0	213,133	50.7	216,494	48.2
Workers’ compensation	44,921	22.3	53,174	23.0	99,435	23.7	107,403	23.9
Total cost of revenues	154,388	76.8	175,863	76.1	347,441	82.7	365,731	81.4
Gross margin	46,643	23.2	55,119	23.9	72,694	17.3	83,466	18.6
Selling, general and administrative expenses	33,255	16.5	39,005	16.9	65,370	15.6	72,165	16.1
Depreciation and amortization	1,171	0.6	970	0.4	2,171	0.5	1,939	0.4
Income from operations	12,217	6.1	15,144	6.6	5,153	1.2	9,362	2.0
Other income, net	1,666	0.8	2,851	1.2	4,399	1.0	5,458	1.2
Income before income taxes	13,883	6.9	17,995	7.8	9,552	2.2	14,820	3.3
Provision for income taxes	2,373	1.2	4,088	1.8	1,449	0.3	3,213	0.7
Net income	$11,510	5.7%	$13,907	6.0%	$8,103	1.9%	$11,607	2.5%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billing amounts and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billing and wage information for the three and six months ended June 30, 2020 and 2019.

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Gross billings	$1,369,990	$1,463,962	$2,809,110	$2,824,206
PEO and staffing wages	$1,177,855	$1,246,576	$2,410,435	$2,402,947

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Workers' compensation	$44,921	$53,174	$99,435	$107,403
Safety incentive costs	6,802	7,833	13,781	14,536
Non-GAAP gross workers' compensation	$51,723	$61,007	$113,216	$121,939

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
PEO and staffing wages	86.0%	85.2%	85.8%	85.1%
Payroll taxes and benefits	6.8%	6.9%	7.6%	7.7%
Non-GAAP gross workers' compensation	3.8%	4.2%	4.0%	4.3%

The presentation of revenues on a net basis and the relative contributions of staffing and professional employer (“PEO”) services revenues can create volatility in our gross margin percentage. A relative increase in PEO services revenue will result in a higher gross margin percentage. Improvement in gross margin percentage occurs because incremental client services revenue dollars are reported as revenue net of all related direct payroll and safety incentive costs.

Three Months Ended June 30, 2020 and 2019

Net income for the second quarter of 2020 amounted to $11.5 million compared to net income of $13.9 million for the second quarter of 2019. Diluted income per share for the second quarter of 2020 was $1.51 compared to diluted income per share of $1.81 for the second quarter of 2019.

Revenues for the second quarter of 2020 totaled $201.0 million, a decrease of $30.0 million or 13.0% over the second quarter of 2019, which reflects a decrease in the Company’s PEO service fee revenue of $22.7 million or 11.2% and a decrease in staffing services revenue of $7.3 million or 26.2%.

The reduction in PEO service revenues was primarily attributable to the effects of COVID-19 on our clients and our business.  Gross billings for PEO services to continuing customers decreased 4.5% compared to the second quarter of 2019. This decrease was primarily the result of COVID-19 impacts during the quarter, which we expect to continue into future quarters. PEO revenue is presented net of safety incentives of $6.8 million and $7.8 million in the second quarter of 2020 and 2019, respectively. The decrease in staffing services revenue was due primarily to the impacts of COVID-19 during the 2020 period.

Gross margin for the second quarter of 2020 totaled $46.6 million or 23.2% of revenue compared to $55.1 million or 23.9% of revenue for the second quarter of 2019. The decrease in gross margin as a percentage of revenues is a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the second quarter of 2020 totaled $15.8 million or 7.9% of revenue compared to $21.0 million or 9.1% of revenue for the second quarter of 2019. The decrease in the direct payroll costs percentage was primarily due to the increase in PEO services and the decrease of staffing services within the mix of our customer base compared to the second quarter of 2019.

Payroll taxes and benefits for the second quarter of 2020 totaled $93.7 million or 46.6% of revenue compared to $101.7 million or 44.0% of revenue for the second quarter of 2019. The increase in payroll taxes and benefits as a percentage of revenues is primarily due to the relative increase in PEO services within the mix of our customer base compared to the second quarter of 2019, offset by a decrease in payroll taxes as a percent of wages.

Workers’ compensation expense for the second quarter of 2020 totaled $44.9 million or 22.3% of revenue compared to $53.2 million or 23.0% for the second quarter of 2019. The decrease in workers’ compensation expense as a percentage of revenue is primarily related to favorable claims development offset by a favorable adjustment of $1.4 million related to claims incurred in prior periods, compared to a favorable adjustment of $3.0 million in the second quarter of 2019.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2020 totaled $33.3 million or 16.5% of revenue compared to $39.0 million or 16.9% of revenue for the second quarter of 2019. The decrease was primarily attributable to a decrease in employee-related expenses, which included a reduction in our workforce, reduced employee profit sharing of $2.0 million and a $1.0 million reduction in incentive compensation. Employee-related expenses will likely continue to be lower relative to prior year quarters due to measures taken in response to COVID-19.

Other income, net for the second quarter of 2020 was $1.7 million as compared to other income, net of $2.9 million for the second quarter of 2019. The decrease was primarily attributable to a decrease in investment income in the second quarter of 2020, as a result of lower interest rates.

Our effective income tax rate for the second quarter of 2020 was 17.1%, compared to 22.7% for the second quarter of 2019. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

Six Months Ended June 30, 2020 and 2019

Net income for the first six months of 2020 amounted to $8.1 million compared to net income of $11.6 million for the first six months of 2019. Diluted income per share for the first six months of 2020 was $1.06 compared to diluted income per share of $1.51 for the first six months of 2019.

Revenues for the first six months of 2020 totaled $420.1 million, a decrease of $29.1 million or 6.5% over the first six months of 2019, which reflects a decrease in the Company’s PEO service fee revenue of $19.6 million or 5.0% and a decrease in staffing services revenue of $9.5 million or 17.0%.

The reduction in PEO service revenues was primarily attributable to the effects of COIVD-19 on our clients and our business. Gross billings for PEO services to continuing customers increased 0.5% compared to the first six months of 2019. This growth was primarily the result of wage inflation and increases in employee headcount, offset by the impacts of COVID-19. PEO revenue is presented net of safety incentives of $13.8 million and $14.5 million in the first six months of 2020 and 2019, respectively. The decrease in staffing services revenue was due primarily to the impact of COVID-19.

Gross margin for the first six months of 2020 totaled $72.7 million or 17.3% of revenue compared to $83.5 million or 18.6% of revenue for the first six months of 2019. The decrease in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the first six months of 2020 totaled $34.9 million or 8.3% of revenue compared to $41.8 million or 9.3% of revenue for the first six months of 2019. The decrease in direct payroll percentage was primarily due to the increase in PEO services and the decrease of staffing services within the mix of our customer base compared to the first six months of 2019.

Payroll taxes and benefits for the first six months of 2020 totaled $213.1 million or 50.7% of revenue compared to $216.5 million or 48.2% of revenue for the first six months of 2019.  The increase in payroll taxes and benefits as a percentage of revenues is primarily due to the relative increase in PEO services within the mix of our customer base compared to the first six months of 2019, offset by the decrease in payroll taxes as a percent of wages.

Workers’ compensation expense for the first six months of 2020 totaled $99.4 million or 23.7% of revenue compared to $107.4 million or 23.9% of revenue for the first six months of 2019. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to favorable claims development and lower frictional costs, offset by a favorable adjustment of $2.2 million related to prior period claims during the first six months of 2020, compared to a favorable adjustment of $4.7 million in the first six months of 2019.

SG&A expenses for the first six months of 2020 totaled $65.4 million or 15.6% of revenue compared to $72.2 million or 16.1% of revenue for the first six months of 2019. The decrease was primarily attributable to a decrease in employee-related expenses, which included a reduction in our workforce, reduced employee profit sharing of $3.5 million and a $2.9 million reduction in incentive compensation. Employee-related expenses will likely continue to be lower relative to prior year quarters due to measures taken in response to COVID-19.

Other income, net for the first six months of 2020 was $4.4 million as compared to other income, net of $5.5 million for the first six months of 2019. The decrease was primarily attributable to a decrease in investment income in the first six months of 2020, as a result of lower interest rates.

Our effective income tax rate for the first six months of 2020 was 15.2% compared to 21.7% for the first six months of 2019. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $155.5 million, which includes cash, cash equivalents, and restricted cash, decreased $117.8 million for the six months ended June 30, 2020, compared to an increase of $76.6 million for the comparable period of 2019. The decrease in cash at June 30, 2020 as compared to December 31, 2019 was primarily due to decreased workers’ compensation claims liabilities, increased trade accounts receivable, dividends payments and repurchases of common stock, partially offset by proceeds from the sales and maturities of investments and restricted investments.

Net cash used in operating activities for the six months ended June 30, 2020 was $114.4 million, compared to net cash provided of $38.9 million for the comparable period of 2019. For the six months ended June 30, 2020, cash used in operating activities was primarily due to decreased workers’ compensation claims liabilities of $102.6 million related primarily to the transfer of obligations associated with certain claims incurred between February 1, 2014 and December 31, 2017, increased trade accounts receivable of $24.8 million, decreased other accrued liabilities of $2.8 million, increased prepaids and other of $2.5 million, partially offset by net income of $8.1 million and increased accrued payroll, payroll taxes and related benefits of $8.0 million.

Net cash provided by investing activities for the six months ended June 30, 2020 was $2.0 million, compared to net cash provided of $41.5 million for the comparable period of 2019. For the six months ended June 30, 2020, cash provided by investing activities consisted primarily of proceeds from sales and maturities of investments and restricted investments of $61.0 million, partially offset by purchases of investments and restricted investments of $53.3 million and purchases of property, equipment and software of $5.7 million.

Net cash used in financing activities for the six months ended June 30, 2020 was $5.4 million, compared to net cash used of $3.8 million for the comparable period of 2019. For the six months ended June 30, 2020, cash was primarily used for dividend payments of $4.5 million and repurchases of common stock of $3.0 million, partially offset by proceeds from exercises of stock options of $2.7 million.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly collateral payments into trust accounts (the “Chubb trust accounts”). The balance in the Chubb trust accounts was $264.6 million and $393.5 million at June 30, 2020 and December 31, 2019, respectively. Included within the Chubb trust account at June 30, 2020, is $49.2 million of restricted cash. The restricted cash accrues interest at the 3-month Treasury bill yield rate plus 0.25%. The Chubb trust account balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

On June 29, 2020, the Company entered into a loss portfolio transfer agreement to remove all outstanding workers’ compensation claims obligations for claims incurred under its fronted insurance program between February 1, 2014 and December 31, 2017. This transaction reduced the Company’s outstanding workers’ compensation liabilities and trust account balances by $115.7 million. As part of the loss portfolio transfer and due to the Company’s continued favorable claims experience, third-party collateral requirements were reduced by $48.9 million, resulting in an increase in cash and cash equivalents and a decrease in restricted cash and investments.

On May 15, 2020, the Company entered into an amended credit agreement (the “Agreement”) with the Bank, which superseded the previous agreement. The Agreement increased the revolving credit line from $33.0 million to $50.0 million; the sublimit for standby letters of credit remains at $8.0 million. At June 30, 2020, $5.8 million of the sublimit for standby letters of credit was used. The Agreement expires on July 1, 2022.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.50% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at June 30, 2020 and December 31, 2019. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provides for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2021, subject to automatic renewal in specified circumstances. The Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 15 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million. Through the second quarter of 2020, the Company deposited $32.5 million into the Collateral Accounts.

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

The Agreement requires the satisfaction of certain financial covenants as follows:

•

total funded debt, plus the unused principal amount of the revolving credit line, divided by EBITDA [net income before taxes plus interest expense (net of capitalized interest expense), depreciation expense, and amortization expense], on a rolling four-quarter basis is not greater than 2.75:1.0; and

•	ratio of restricted and unrestricted cash and investments to workers’ compensation claim liabilities is at least 1.15:1.0, measured quarterly.

The Agreement includes certain additional restrictions as follows:

•

incurring additional indebtedness is prohibited without the prior approval of the Bank, other than purchase financing for the acquisition of assets, provided that the aggregate of all purchase financing does not exceed $1,000,000 at any time;

•	the Company may not terminate or cancel any of the AICE policies without the Bank’s prior written consent; and
•

the Company is not permitted to declare or pay any dividend or distribution, or to redeem, retire or purchase any shares of the Company’s capital stock without the Bank’s prior approval, other than (i) quarterly cash dividends to holders of common stock in an amount not to exceed a total of $0.30 per share during a fiscal quarter, and (ii) acquisitions of shares of common stock at fair market value in connection with satisfaction of employee tax withholding obligations incurred with regard to employee equity compensation arrangements, in an amount totaling up to $3.5 million .

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At June 30, 2020, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $3.8 million and $4.0 million at June 30, 2020 and December 31, 2019, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022. LIBOR likely will no longer be in general use as a reference rate by financial institutions by December 31, 2021.

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

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt. As of June 30, 2020, the Company’s investments consisted principally of $121 million in corporate bonds, $91 million in money market funds, $59 million in mortgage backed securities, $36 million in asset backed securities, $36 million in U.S. government agency securities, $32 million in commercial paper, $9 million in U.S. treasuries, $5 million in supranational bonds, $4 million in mutual funds and $2 million in municipal bonds. The Company’s outstanding debt totaled approximately $3.8 million at June 30, 2020. Based on the Company’s overall interest exposure at June 30, 2020, a 50 basis point increase in market interest rates would have a $3.4 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In March 2020, the World Health Organization declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, President Trump announced a National Emergency relating to the disease. In response to the COVID-19 pandemic, state governments nationwide, including the states where BBSI and our clients operate, have taken, and continue to take, preventative actions such as shelter-in-place orders, restrictions on travel, and temporary closures of businesses deemed to be high-risk or non-essential. These restrictions on business operations have significantly disrupted, and will continue to disrupt, the U.S. economy, including small-and mid-sized businesses, which comprise our primary client base. Our clients have experienced, and will continue to experience, workforce reductions in the form of layoffs, furloughs, and reductions in hours worked, resulting in reduced payroll costs. As our PEO fees are based on client payroll, these responses by clients to the COVID-19 situation could have a material adverse effect on our business. Additionally, clients who are impacted by government restrictions and shutdowns may experience liquidity and other financial issues, which may impact their ability to pay for our services.

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

Additionally, many states have revised their workers’ compensation standards of coverage to include COVID-19 related illnesses for certain groups of workers. While effects on the Company’s workers compensation exposure in the states we operate have been limited to date, future changes in regulations, or changes in the pattern of COVID-19 illnesses could increase our exposure to workers’ compensation claims.
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

Item 6.	Exhibits
3.1	Bylaws of the Registrant, as amended through May 27, 2020.
4.1

First Amendment to Second Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association, dated as of August 6, 2019. Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 21, 2020.

10.1	Separation and Release Agreement between the Registrant and Heather Gould dated as of April 3, 2020.
10.2

Separation and Release Agreement between the Registrant and Michael Elich, dated April 22, 2020. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 24, 2020.

10.3	Employment Agreement between the Registrant and Gary Kramer Jr., dated April 22, 2020. Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 24, 2020.
10.4	Employment Agreement between the Registrant and Gerald Blotz, dated April 22, 2020. Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 24, 2020.
10.5	Employment Agreement between the Registrant and Anthony Harris, dated April 22, 2020. Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 24, 2020.
10.6	2020 Stock Incentive Plan of the Registrant (the "Plan"). Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2020.
10.7	Death Benefit Agreement entered into by the Registrant and Anthony Harris effective June 30, 2020.
10.8	Amended Death Benefit Agreement entered into by the Registrant and Gary Kramer effective June 30, 2020.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.
**	Except as otherwise indicated, the SEC File Number for all exhibits is 000-21886.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: August 5, 2020	By:	/s/ Anthony J. Harris
Anthony J. Harris
Vice President-Finance, Treasurer and Secretary