Form 10-Q
period 2020-09-30
BARRETT BUSINESS SERVICES INC
filed 2020-11-04
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of October 21, 2020, 7,646,324 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$61,193	$44,570
Investments	86,679	82,590
Trade accounts receivable, net	212,362	163,561
Income taxes receivable	1,740	1,335
Prepaid expenses and other	13,883	14,919
Restricted cash and investments	90,608	116,873
Total current assets	466,465	423,848
Property, equipment and software, net	35,148	31,724
Operating lease right-of-use assets	23,730	23,805
Restricted cash and investments	245,035	327,326
Goodwill	47,820	47,820
Other assets	5,081	3,618
Deferred income taxes	—	2,788
	$823,279	$860,929
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	6,447	5,993
Accrued payroll, payroll taxes and related benefits	205,476	174,168
Current operating lease liabilities	7,303	6,671
Other accrued liabilities	6,603	8,846
Workers' compensation claims liabilities	96,583	118,273
Safety incentives liability	23,354	27,950
Total current liabilities	345,987	342,122
Long-term workers' compensation claims liabilities	250,765	320,713
Long-term debt	3,565	3,730
Deferred income taxes	2,947	—
Long-term operating lease liabilities	17,355	17,883
Customer deposits and other long-term liabilities	5,348	4,682
Total liabilities	625,967	689,130
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,646 and 7,514 shares issued and outstanding	76	75
Additional paid-in capital	23,938	20,227
Accumulated other comprehensive income	7,649	2,819
Retained earnings	165,649	148,678
Total stockholders' equity	197,312	171,799
	$823,279	$860,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Professional employer service fees	$199,082	$214,156	$573,162	$607,840
Staffing services	28,431	33,806	74,486	89,319
Total revenues	227,513	247,962	647,648	697,159
Cost of revenues:
Direct payroll costs	21,452	25,464	56,325	67,298
Payroll taxes and benefits	100,142	104,847	313,275	321,341
Workers' compensation	46,685	46,887	146,120	154,290
Total cost of revenues	168,279	177,198	515,720	542,929
Gross margin	59,234	70,764	131,928	154,230
Selling, general and administrative expenses	35,587	41,352	100,957	113,517
Depreciation and amortization	1,341	970	3,512	2,909
Income from operations	22,306	28,442	27,459	37,804
Other income (expense):
Investment income, net	1,664	2,882	6,431	9,286
Interest expense	(366)	(394)	(907)	(1,352)
Other, net	(4)	—	169	12
Other income, net	1,294	2,488	5,693	7,946
Income before income taxes	23,600	30,930	33,152	45,750
Provision for income taxes	5,089	5,959	6,538	9,172
Net income	$18,511	$24,971	$26,614	$36,578
Basic income per common share	$2.42	$3.34	$3.51	$4.92
Weighted average number of basic common shares outstanding	7,639	7,483	7,572	7,433
Diluted income per common share	$2.40	$3.24	$3.46	$4.76
Weighted average number of diluted common shares outstanding	7,709	7,711	7,688	7,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	September 30,
	2020	2019
Net income	$18,511	$24,971
Unrealized gains on investments, net of tax of $263 and $376 in 2020 and 2019, respectively	688	987
Comprehensive income	$19,199	$25,958

	Nine Months Ended
	September 30,
	2020	2019
Net income	$26,614	$36,578
Unrealized gains on investments, net of tax of $1,847 and $2,935 in 2020 and 2019, respectively	4,830	7,687
Comprehensive income	$31,444	$44,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2020

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance, December 31, 2019	7,514	$75	$20,227	$2,819	$148,678	$171,799
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	56	1	903	—	—	904
Common stock repurchased on vesting of restricted stock units and performance awards	(6)	—	(378)	—	—	(378)
Share-based compensation expense	—	—	342	—	—	342
Company repurchase of common stock	(59)	(1)	(169)	—	(2,817)	(2,987)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,262)	(2,262)
Unrealized loss on investments, net of tax	—	—	—	(2,735)	—	(2,735)
Net loss	—	—	—	—	(3,407)	(3,407)
Balance, March 31, 2020	7,505	$75	$20,925	$84	$140,192	$161,276
Common stock issued on exercise of options and vesting of restricted stock units	96	1	1,809	—	—	1,810
Common stock repurchased on vesting of restricted stock units	(3)	—	(110)	—	—	(110)
Share-based compensation expense	—	—	797	—	—	797
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,272)	(2,272)
Unrealized gain on investments, net of tax	—	—	—	6,877	—	6,877
Net income	—	—	—	—	11,510	11,510
Balance, June 30, 2020	7,598	$76	$23,421	$6,961	$149,430	$179,888
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units	66	—	300	—	—	300
Common stock repurchased on vesting of restricted stock units	(18)	—	(928)	—	—	(928)
Share-based compensation expense	—	—	1,145	—	—	1,145
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,292)	(2,292)
Unrealized gain on investments, net of tax	—	—	—	688	—	688
Net income	—	—	—	—	18,511	18,511
Balance, September 30, 2020	7,646	$76	$23,938	$7,649	$165,649	$197,312

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

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$26,614	$36,578
Reconciliations of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,512	2,909
Non-cash lease expense	5,394	5,243
Investment (accretion) amortization and (gains) losses recognized	343	940
Deferred Income taxes	3,890	—
Share-based compensation	2,284	5,501
Changes in certain operating assets and liabilities:
Trade accounts receivable	(48,801)	(35,870)
Income taxes	(405)	(995)
Prepaid expenses and other	1,036	(2,094)
Accounts payable	454	1,096
Accrued payroll, payroll taxes and related benefits	32,554	40,763
Other accrued liabilities	(2,698)	(7,322)
Workers' compensation claims liabilities	(93,097)	16,857
Safety incentives liability	(4,596)	(1,483)
Operating lease liabilities	(5,215)	(4,673)
Other assets and liabilities, net	(130)	75
Net cash (used in) provided by operating activities	(78,861)	57,525
Cash flows from investing activities:
Purchase of property, equipment and software	(6,936)	(7,672)
Purchase of investments	(50,329)	(658)
Proceeds from sales and maturities of investments	46,791	15,941
Purchase of restricted investments	(32,508)	(3,946)
Proceeds from sales and maturities of restricted investments	45,160	42,409
Net cash provided by investing activities	2,178	46,074
Cash flows from financing activities:
Proceeds from credit-line borrowings	—	18,843
Payments on credit-line borrowings	—	(18,843)
Payments on long-term debt	(165)	(166)
Repurchase of common stock	(2,987)	—
Common stock repurchased on vesting of stock awards	(1,416)	(3,136)
Dividends paid	(6,826)	(5,954)
Proceeds from exercise of stock options	3,014	458
Net cash used in financing activities	(8,380)	(8,798)
Net (decrease) increase in cash, cash equivalents and restricted cash	(85,063)	94,801
Cash, cash equivalents and restricted cash, beginning of period	273,341	140,702
Cash, cash equivalents and restricted cash, end of period	$188,278	$235,503

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $784,000 and $888,000 at September 30, 2020 and December 31, 2019, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Safety incentives

We accrue for and present expected safety incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator. The Company provided $23.4 million and $28.0 million at September 30, 2020 and December 31, 2019, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid during the nine months ended September 30, 2020 and 2019 did not materially differ from interest expense. Income taxes paid during the nine months ended September 30, 2020 totaled $3.2 million. Income taxes paid during the nine months ended September 30, 2019 totaled $10.1 million.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$61,193	$44,570	$35,452	$35,371
Restricted cash, included in restricted cash and investments	127,085	228,771	200,051	105,331
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$188,278	$273,341	$235,503	$140,702

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average number of basic shares outstanding	7,639	7,483	7,572	7,433
Effect of dilutive securities	70	228	116	253
Weighted average number of diluted shares outstanding	7,709	7,711	7,688	7,686

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

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at September 30, 2020 and December 31, 2019 measured at fair value on a recurring basis (in thousands):

	September 30, 2020			December 31, 2019
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$32,723	$—	$32,723	$35,526	$—	$35,526
Discount notes	9,998	1	9,999	—	—	—
Total cash equivalents	42,721	1	42,722	35,526	—	35,526
Investments:
Corporate bonds	36,732	558	37,290	53,493	156	53,649
Asset backed securities	36,950	(330)	36,620	14,017	(13)	14,004
U.S. government agency securities	7,399	791	8,190	7,408	282	7,690
Mortgage backed securities	4,465	13	4,478	2,737	1	2,738
U.S. treasuries	100	1	101	4,500	9	4,509
Total investments	85,646	1,033	86,679	82,155	435	82,590
Restricted cash and investments (1):
Corporate bonds	95,881	4,461	100,342	98,481	1,931	100,412
Mortgage backed securities	52,650	2,481	55,131	62,930	837	63,767
Money market funds	32,879	3	32,882	29,046	—	29,046
U.S. government agency securities	25,697	2,514	28,211	27,885	642	28,527
Commercial paper	5,998	1	5,999	—	—	—
Supranational bonds	4,773	29	4,802	4,770	30	4,800
U.S. treasuries	4,760	31	4,791	16,906	21	16,927
Mutual funds	4,712	—	4,712	3,466	—	3,466
Municipal bonds	4,062	14	4,076	—	—	—
Asset backed securities	270	5	275	303	—	303
Total restricted cash and investments	231,682	9,539	241,221	243,787	3,461	247,248
Total investments	$360,049	$10,573	$370,622	$361,468	$3,896	$365,364

(1) Included in restricted cash and investments within the condensed consolidated balance sheets is restricted cash of $94.4 million and $197.0 million as of September 30, 2020 and December 31, 2019, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheets based on the nature of the restriction.

The following table summarizes the Company’s investments at September 30, 2020 and December 31, 2019 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	September 30, 2020					December 31, 2019
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$32,723	$—	$—	$—	$32,723	$35,526	$—	$—	$—	$35,526
Discount notes	9,999	—	9,999	—	—	—	—	—	—	—
Investments:
Corporate bonds	37,290	—	37,290	—	—	53,649	—	53,649	—	—
Asset backed securities	36,620	—	36,620	—	—	14,004	—	14,004	—	—
U.S. government agency securities	8,190	—	8,190	—	—	7,690	—	7,690	—	—
Mortgage backed securities	4,478	—	4,478	—	—	2,738	—	2,738	—	—
U.S. treasuries	101	—	101	—	—	4,509	—	4,509	—	—
Restricted cash and investments:			—
Corporate bonds	100,342	—	100,342	—	—	100,412	—	100,412	—	—
Mortgage backed securities	55,131	—	55,131	—	—	63,767	—	63,767	—	—
Money market funds	32,882	—	—	—	32,882	29,046	—	—	—	29,046
U.S. government agency securities	28,211	—	28,211	—	—	28,527	—	28,527	—	—
Commercial paper	5,999	—	5,999	—	—	—	—	—	—	—
Supranational bonds	4,802	—	4,802	—	—	4,800	—	4,800	—	—
U.S. treasuries	4,791	—	4,791	—	—	16,927	—	16,927	—	—
Mutual funds	4,712	4,712	—	—	—	3,466	3,466	—	—	—
Municipal bonds	4,076	—	4,076	—		—	—	—	—	—
Asset backed securities	275	—	275	—	—	303	—	303	—	—
Total investments	$370,622	$4,712	$300,305	$—	$65,605	$365,364	$3,466	$297,326	$—	$64,572

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at September 30, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2020
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$41,077	$62,479	$34,076	$—	$137,632
Money market funds	65,605	—	—	—	65,605
Asset backed securities	—	286	—	36,609	36,895
U.S. government agency securities	1,018	14,646	20,737	—	36,401
Discount notes	9,999	—	—	—	9,999
Commercial paper	5,999	—	—	—	5,999
U.S. treasuries	3,330	1,562	—	—	4,892
Supranational bonds	4,802	—	—	—	4,802
Municipal bonds	—	4,076	—	—	4,076
Total	$131,830	$83,049	$54,813	$36,609	$306,301

The average contractual maturity of mortgage backed securities, which are excluded from the table above, was 18 years as of September 30, 2020.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning balance
Workers' compensation claims liabilities	$336,504	$430,736	$438,986	$413,397
Add: claims expense accrual
Current period	35,138	37,404	106,359	118,934
Prior periods	(2,977)	(5,593)	(5,163)	(10,245)
	32,161	31,811	101,196	108,689
Less: claim payments related to
Current period	7,046	8,609	13,123	14,213
Prior periods	15,640	23,815	181,170	77,619
	22,686	32,424	194,293	91,832

Change in claims incurred in excess of retention limits	1,369	(77)	1,459	(208)

Ending balance
Workers' compensation claims liabilities	$347,348	$430,046	$347,348	$430,046
Incurred but not reported (IBNR)	$203,595	$274,344	$203,595	$274,344

Ratio of IBNR to workers' compensation claims liabilities	59%	64%	59%	64%

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

Through various insurance arrangements, the Company retains risk of loss up to the first $3.0 million per occurrence, except in Maryland and Colorado, where our retention per occurrence is $1.0 million and $2.0 million, respectively.

The fronted program with Chubb requires that collateral be advanced at the inception of the policy term. To partially satisfy these collateral requirements, the Company provided a letter of credit of $63.7 million from its principal bank, Wells Fargo Bank, National Association (the “Bank”).

In addition, the Company makes monthly collateral payments into trust accounts (the “Chubb trust accounts”) for the fronted program. The balance in the Chubb trust accounts was $277.4 million and $393.5 million at September 30, 2020 and December 31, 2019, respectively. The Chubb trust accounts’ balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain collateral totaling $59.7 million and $76.1 million at September 30, 2020 and December 31, 2019, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At September 30, 2020, the Company provided surety bonds and standby letters of credit totaling $59.7 million, including a California requirement of $39.2 million.

On June 29, 2020, the Company entered into a loss portfolio transfer agreement to remove all outstanding workers’ compensation claims obligations for claims incurred under its fronted insurance program between February 1, 2014 and December 31, 2017. This transaction reduced the Company’s outstanding workers’ compensation liabilities and Chubb trust account balances by $115.7 million.

As of September 30, 2020, the Company recorded a receivable from Chubb of $0.7 million related to claim payments made on Chubb’s behalf for claim obligations transferred to Chubb as part of the loss portfolio transfer agreement. The amount is included in prepaid expenses and other on the condensed consolidated balance sheets.

The Company provided a total of $347.3 million and $439.0 million at September 30, 2020 and December 31, 2019, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $4.8 million and $3.3 million at September 30, 2020 and December 31, 2019, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from excess insurance carriers of $4.8 million and $3.3 million at September 30, 2020 and December 31, 2019, respectively, included on other assets on the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

On September 30, 2020, the Company entered into an amended credit agreement (the “Agreement”) with the Bank, which reverted to the provisions set forth in the agreement prior to May 15, 2020. The Agreement reduced the revolving credit line from $50.0 million back to $33.0 million; the sublimit for standby letters of credit remains at $8.0 million. At September 30, 2020, $5.8 million of the sublimit for standby letters of credit was used. The Agreement expires on July 1, 2022.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at September 30, 2020 and December 31, 2019. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provides for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2021, subject to automatic renewal in specified circumstances. The Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 15 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million. Through the third quarter of 2020, the Company deposited $32.5 million into the Collateral Accounts.

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

The Agreement requires the satisfaction of certain financial covenants as follows:

•

EBITDA [net income before taxes plus interest expense (net of capitalized interest expense), depreciation expense, and amortization expense] on a rolling four-quarter basis must be not less than $30 million at the end of each fiscal quarter; and

•	the ratio of restricted and unrestricted cash and investments to workers’ compensation and safety incentive liabilities must be at least 1.0:1.0, measured quarterly.

The Agreement imposes certain additional restrictions unless the Bank provides its prior written consent as follows:

•

incurring additional indebtedness is prohibited, other than purchase financing for the acquisition of assets, provided that the aggregate of all purchase financing does not exceed $1,000,000 at any time;

•	the Company may not terminate or cancel any of the AICE policies; and
•

if an event of default would occur, including on a pro forma basis, no dividends or distributions would be permitted to be paid and redemptions and repurchases of the Company’s stock would be permitted only up to $15 million in any rolling 12-month period.

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At September 30, 2020, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $3.8 million and $4.0 million at September 30, 2020 and December 31, 2019, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022. LIBOR likely will no longer be in general use as a reference rate by financial institutions by December 31, 2021.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more likely than not” standard. As part of this evaluation, management reviews all evidence, both positive and negative, to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters.  The Company was in a cumulative income position for the 12 quarters ended September 30, 2020.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014. In July 2020, BBSI received a draft Revenue Agent Report in relation to the ongoing IRS audit for tax years 2011 to 2014. The report indicates that the IRS intends to disallow certain wage-based tax credits claimed, which would result in an estimated total additional tax due of approximately $2.3 million for the tax years 2012 through 2014. The Company strongly disagrees with the asserted grounds for this determination and plans to pursue all available administrative and judicial remedies necessary to vigorously defend its position. Based on management’s analysis of this matter, no reserve has been recorded in the financial statements.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for the 2015 tax year and tax years before 2011. As of September 30, 2020, the Company had no material unrecognized tax benefits.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

Note 6 – Litigation

On November 21, 2012, David Kaanaana (“Kaanaana”), a former staffing employee, filed a California wage and hour violations lawsuit against BBSI. On May 19, 2016, the court entered a ruling in favor of BBSI, which was subsequently appealed by the plaintiffs. On November 30, 2018, the California Court of Appeal for the Second Appellate District returned its decision in Kaanaana v. Barrett Business Services, Inc., overruling the trial court's decision to dismiss plaintiffs' claims and holding that prevailing wage requirements applicable to “public works” apply to certain types of districts. On January 9, 2019, BBSI filed a petition of review to the California Supreme Court. An amicus letter in support of the petition was filed by the Sanitation Districts of Los Angeles County, joined in by numerous other "special districts" in California. On February 27, 2019, the California Supreme Court granted the petition to review the appellate court’s decision, and a hearing date remains pending.

BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. Given the uncertainties surrounding litigation, management is unable to estimate a potential range of loss arising from these actions.

Note 7 – Subsequent Events

In October 2020, prior to the close of our trading window, the Company reinstated its stock repurchase plan and repurchased 57,018 shares at an average price of $53.61 per share.

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

Business Organization. We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and comprise senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety and various types of administration, including payroll. These teams are responsible for growth of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 35 states and the District of Columbia through a network of 59 branch locations in California, Oregon, Washington, Arizona, Colorado, Idaho, Utah, Maryland, Nevada, Pennsylvania, Delaware, North Carolina, New Mexico, and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

Results of Operations

The spread of COVID-19 and resulting shelter-in-place and similar restrictions across the United States are having, and will continue to have, a negative impact on the operating results of the Company. As our clients respond to the effects of efforts to address the consequences of the pandemic, including the measures taken at various levels of government to contain the virus’s spread, we expect that our ability to add new customers, as well as to grow revenues from existing customers, will be adversely affected due to economic slowdown, business closures, furloughs, hiring freezes and reductions in hours worked.

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
Revenues:
Professional employer service fees	$199,082	87.5%	$214,156	86.4%	$573,162	88.5%	$607,840	87.2%
Staffing services	28,431	12.5	33,806	13.6	74,486	11.5	89,319	12.8
Total revenues	227,513	100.0	247,962	100.0	647,648	100.0	697,159	100.0
Cost of revenues:
Direct payroll costs	21,452	9.4	25,464	10.3	56,325	8.7	67,298	9.7
Payroll taxes and benefits	100,142	44.0	104,847	42.3	313,275	48.4	321,341	46.1
Workers’ compensation	46,685	20.5	46,887	18.9	146,120	22.6	154,290	22.1
Total cost of revenues	168,279	73.9	177,198	71.5	515,720	79.6	542,929	77.9
Gross margin	59,234	26.1	70,764	28.5	131,928	20.4	154,230	22.1
Selling, general and administrative expenses	35,587	15.6	41,352	16.7	100,957	15.6	113,517	16.3
Depreciation and amortization	1,341	0.6	970	0.4	3,512	0.5	2,909	0.4
Income from operations	22,306	9.9	28,442	11.4	27,459	4.2	37,804	5.4
Other income, net	1,294	0.6	2,488	1.0	5,693	0.9	7,946	1.1
Income before income taxes	23,600	10.4	30,930	12.4	33,152	5.1	45,750	6.5
Provision for income taxes	5,089	2.2	5,959	2.4	6,538	1.0	9,172	1.3
Net income	$18,511	8.1%	$24,971	10.0%	$26,614	4.1%	$36,578	5.2%

We report professional employer (“PEO”) services revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billing amounts and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billing and wage information for the three and nine months ended September 30, 2020 and 2019.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Gross billings	$1,511,908	$1,552,882	$4,321,018	$4,377,089
PEO and staffing wages	$1,300,352	$1,322,469	$3,710,788	$3,725,416

Because safety incentives represent consideration payable to PEO customers, safety incentive costs are netted against PEO revenue in our consolidated statements of operations. Management considers safety incentives to be closely connected to our workers’ compensation program because they encourage client companies to maintain safe-work practices and minimize workplace injuries. We therefore present below for purposes of analysis non-GAAP gross workers’ compensation expense, which represents workers’ compensation costs including safety incentive costs. We believe this non-GAAP measure is useful in evaluating the total costs of our workers’ compensation program.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Workers' compensation	$46,685	$46,887	$146,120	$154,290
Safety incentive costs	5,369	8,265	19,150	22,801
Non-GAAP gross workers' compensation	$52,054	$55,152	$165,270	$177,091

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
PEO and staffing wages	86.0%	85.2%	85.9%	85.1%
Payroll taxes and benefits	6.6%	6.8%	7.3%	7.3%
Non-GAAP gross workers' compensation	3.4%	3.6%	3.8%	4.0%

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

Three Months Ended September 30, 2020 and 2019

Net income for the third quarter of 2020 amounted to $18.5 million compared to net income of $25.0 million for the third quarter of 2019. Diluted income per share for the third quarter of 2020 was $2.40 compared to diluted income per share of $3.24 for the third quarter of 2019.

Revenues for the third quarter of 2020 totaled $227.5 million, a decrease of $20.4 million or 8.2% over the third quarter of 2019, which reflects a decrease in the Company’s PEO service fee revenue of $15.1 million or 7.0% and a decrease in staffing services revenue of $5.4 million or 15.9%.

The reduction in PEO services revenues was primarily attributable to the effects of COVID-19 on our clients and our business. Gross billings for PEO services to continuing customers decreased 1.3% compared to the third quarter of 2019. This decrease was primarily the result of COVID-19 impacts during the quarter, which we expect to continue into future quarters. PEO revenue is presented net of safety incentives of $5.4 million and $8.3 million in the third quarter of 2020 and 2019, respectively. The decrease in staffing services revenue was due primarily to the impacts of COVID-19 during the 2020 period.

Gross margin for the third quarter of 2020 totaled $59.2 million or 26.1% of revenue compared to $70.8 million or 28.5% of revenue for the third quarter of 2019. The decrease in gross margin as a percentage of revenues is a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the third quarter of 2020 totaled $21.5 million or 9.4% of revenue compared to $25.5 million or 10.3% of revenue for the third quarter of 2019. The decrease in the direct payroll costs percentage was primarily due to the increase in PEO services and the decrease of staffing services within the mix of our customer base compared to the third quarter of 2019.

Payroll taxes and benefits for the third quarter of 2020 totaled $100.1 million or 44.0% of revenue compared to $104.8 million or 42.3% of revenue for the third quarter of 2019. The increase in payroll taxes and benefits as a percentage of revenues is primarily due to the relative increase in PEO services within the mix of our customer base compared to the third quarter of 2019, partially offset by a decrease in payroll taxes as a percent of wages.

Workers’ compensation expense for the third quarter of 2020 totaled $46.7 million or 20.5% of revenue compared to $46.9 million or 18.9% for the third quarter of 2019. The increase in workers’ compensation expense as a percentage of revenue is primarily related to favorable claims development, offset by a favorable adjustment related to claims incurred in prior periods of $3.0 million compared to a favorable adjustment of $5.6 million in the 2019 third quarter.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2020 totaled $35.6 million or 15.6% of revenue compared to $41.4 million or 16.7% of revenue for the third quarter of 2019. The decrease was primarily attributable to a decrease in employee-related expenses, which included a reduction in our workforce, and reduced employee profit sharing and incentive compensation of $3.7 million. Employee-related expenses will likely continue to be lower through the first half of 2021 due to measures taken in response to COVID-19.

Other income, net for the third quarter of 2020 was $1.3 million, compared to other income, net of $2.5 million for the third quarter of 2019. The decrease was primarily attributable to a decrease in investment income in the third quarter of 2020 as a result of lower interest rates.

Our effective income tax rate for the third quarter of 2020 was 21.6%, compared to 19.3% for the third quarter of 2019. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

Nine Months Ended September 30, 2020 and 2019

Net income for the first nine months of 2020 amounted to $26.6 million compared to net income of $36.6 million for the first nine months of 2019. Diluted income per share for the first nine months of 2020 was $3.46 compared to diluted income per share of $4.76 for the first nine months of 2019.

Revenues for the first nine months of 2020 totaled $647.6 million, a decrease of $49.5 million or 7.1% over the first nine months of 2019, which reflects a decrease in the Company’s PEO service fee revenue of $34.7 million or 5.7% and a decrease in staffing services revenue of $14.8 million or 16.6%.

The reduction in PEO services revenues was primarily attributable to the effects of COIVD-19 on our clients and our business. Gross billings for PEO services to continuing customers decreased 0.1% compared to the first nine months of 2019. This decrease was primarily the result of COVID-19 impacts, which we expect to continue for the foreseeable future. PEO revenue is presented net of safety incentives of $19.2 million and $22.8 million in the first nine months of 2020 and 2019, respectively. The decrease in staffing services revenue was due primarily to the impact of COVID-19.

Gross margin for the first nine months of 2020 totaled $131.9 million or 20.4% of revenue compared to $154.2 million or 22.1% of revenue for the first nine months of 2019. The decrease in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the first nine months of 2020 totaled $56.3 million or 8.7% of revenue compared to $67.3 million or 9.7% of revenue for the first nine months of 2019. The decrease in direct payroll percentage was primarily due to the increase in PEO services and the decrease of staffing services within the mix of our customer base compared to the first nine months of 2019.

Payroll taxes and benefits for the first nine months of 2020 totaled $313.3 million or 48.4% of revenue compared to $321.3 million or 46.1% of revenue for the first nine months of 2019.  The increase in payroll taxes and benefits as a percentage of revenues is primarily due to the relative increase in PEO services within the mix of our customer base compared to the first nine months of 2019, partially offset by the decrease in payroll taxes as a percent of wages.

Workers’ compensation expense for the first nine months of 2020 totaled $146.1 million or 22.6% of revenue compared to $154.3 million or 22.1% of revenue for the first nine months of 2019. The increase in workers’ compensation expense as a percentage of revenue was primarily due to a favorable adjustment of $5.2 million related to prior period claims during the first nine months of 2020, compared to a favorable adjustment of $10.2 million in the first nine months of 2019, partially offset by favorable claims development and lower frictional costs in 2020.

SG&A expenses for the first nine months of 2020 totaled $101.0 million or 15.6% of revenue compared to $113.5 million or 16.3% of revenue for the first nine months of 2019. The decrease was primarily attributable to a decrease in employee-related expenses, which included a reduction in our workforce and reduced employee profit sharing and incentive compensation of $10.1 million. Employee-related expenses will likely continue to be lower through the first half of 2021 due to measures taken in response to COVID-19.

Other income, net for the first nine months of 2020 was $5.7 million as compared to other income, net of $7.9 million for the first nine months of 2019. The decrease was primarily attributable to a decrease in investment income in the first nine months of 2020 as a result of lower interest rates.

Our effective income tax rate for the first nine months of 2020 was 19.7% compared to 20.0% for the first nine months of 2019. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $188.3 million, which includes cash, cash equivalents, and restricted cash, decreased $85.1 million for the nine months ended September 30, 2020, compared to an increase of $94.8 million for the comparable period of 2019. The decrease in cash at September 30, 2020 as compared to December 31, 2019 was primarily due to the loss portfolio transfer entered into in June 2020, as well as increased trade accounts receivable, partially offset by increased accrued payroll, payroll taxes and related benefits and net income.

Net cash used in operating activities for the nine months ended September 30, 2020 was $78.9 million, compared to net cash provided of $57.5 million for the comparable period of 2019. For the nine months ended September 30, 2020, cash used in operating activities was primarily due to decreased workers’ compensation claims liabilities of $93.1 million related primarily to the transfer of obligations associated with certain claims incurred between February 1, 2014 and December 31, 2017, increased trade accounts receivable of $48.8 million, decreased safety incentive liability of $4.6 million, partially offset by net income of $26.6 million, and increased accrued payroll, payroll taxes and related benefits of $32.6 million.

Net cash provided by investing activities for the nine months ended September 30, 2020 was $2.2 million, compared to net cash provided of $46.1 million for the comparable period of 2019. For the nine months ended September 30, 2020, cash provided by investing activities consisted primarily of proceeds from sales and maturities of investments and restricted investments of $92.0 million, partially offset by purchases of investments and restricted investments of $82.8 million and purchases of property, equipment and software of $6.9 million.

Net cash used in financing activities for the nine months ended September 30, 2020 was $8.4 million, compared to net cash used of $8.8 million for the comparable period of 2019. For the nine months ended September 30, 2020, cash was primarily used for dividend payments of $6.8 million, repurchases of common stock of $3.0 million and common stock repurchased on vesting of restricted stock units of $1.4 million, partially offset by proceeds from exercises of stock options of $3.0 million.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly collateral payments into trust accounts (the “Chubb trust accounts”). The balance in the Chubb trust accounts was $277.4 million and $393.5 million at September 30, 2020 and December 31, 2019, respectively. Included within the Chubb trust account at September 30, 2020, is $91.6 million of restricted cash. The restricted cash accrues interest at the 3-month Treasury bill yield rate plus 0.25%. The Chubb trust account balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

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

On September 30, 2020, the Company entered into an amended credit agreement (the “Agreement”) with the Bank, which reverted to the provisions set forth in the agreement prior to May 15, 2020. The Agreement reduced the revolving credit line from $50.0 million back to $33.0 million; the sublimit for standby letters of credit remains at $8.0 million. At September 30, 2020, $5.8 million of the sublimit for standby letters of credit was used. The Agreement expires on July 1, 2022.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at September 30, 2020 and December 31, 2019. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provides for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2021, subject to automatic renewal in specified circumstances. The Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 15 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million. Through the third quarter of 2020, the Company deposited $32.5 million into the Collateral Accounts.

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

The Agreement requires the satisfaction of certain financial covenants as follows:

•

EBITDA [net income before taxes plus interest expense (net of capitalized interest expense), depreciation expense, and amortization expense] on a rolling four-quarter basis must be not less than $30 million at the end of each fiscal quarter; and

•	the ratio of restricted and unrestricted cash and investments to workers’ compensation and safety incentive liabilities of at least 1.0:1.0, measured quarterly.

The Agreement includes certain additional restrictions unless the Bank provides its prior written consent as follows:

•

incurring additional indebtedness is prohibited, other than purchase financing for the acquisition of assets, provided that the aggregate of all purchase financing does not exceed $1,000,000 at any time;

•	the Company may not terminate or cancel any of the AICE policies; and
•

if an event of default would occur, including on a pro forma basis, no dividends or distributions would be permitted to be paid and redemptions and repurchases of the Company’s stock would be permitted only up to $15 million in any rolling 12-month period.

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At September 30, 2020, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $3.8 million and $4.0 million at September 30, 2020 and December 31, 2019, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022. LIBOR likely will no longer be in general use as a reference rate by financial institutions by December 31, 2021.

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

All of our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include our ability to retain current clients and attract new clients, the effects of governmental orders imposing business closures and shelter-in-place and social distancing requirements, difficulties associated with integrating clients into our operations, economic trends in our service areas, the potential for material deviations from expected future workers’ compensation claims experience, changes in the workers’ compensation regulatory environment in our primary markets, security breaches or failures in the Company’s information technology systems, collectability of accounts receivable, changes in effective payroll tax rates and federal and state income tax rates, the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results), the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business, the effect of conditions in the global capital markets on our investment portfolio, and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our fronted insurance program. Additional risk factors affecting our business are discussed in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 3, 2020. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt. As of September 30, 2020, the Company’s investments consisted principally of $138 million in corporate bonds, $66 million in money market funds, $60 million in mortgage backed securities, $37 million in asset backed securities, $36 million in U.S. government agency securities, $10 million in discount notes, $6 million in commercial paper, $5 million in U.S. treasuries, $5 million in supranational bonds, $5 million in mutual funds and $4 million in municipal bonds. The Company’s outstanding debt totaled approximately $3.8 million at September 30, 2020. Based on the Company’s overall interest exposure at September 30, 2020, a 50 basis point increase in market interest rates would have a $3.4 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In March 2020, the World Health Organization and the United States government declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. In response to the COVID-19 pandemic, state governments nationwide, including the states where BBSI and our clients operate, have taken, and continue to take, preventative actions such as shelter-in-place orders, restrictions on travel, and temporary closures of businesses deemed to be high-risk or non-essential. These restrictions on business operations have significantly disrupted, and will continue to disrupt, the U.S. economy, including small-and mid-sized businesses, which comprise our primary client base. Our clients have experienced, and will continue to experience, workforce reductions in the form of layoffs, furloughs, and reductions in hours worked, resulting in reduced payroll costs. As our PEO fees are based on client payroll, these responses by clients to the pandemic could have a material adverse effect on our business. Additionally, clients who are impacted by government restrictions and shutdowns may experience liquidity and other financial issues, which may impact their ability to pay for our services.

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

Additionally, many states have revised their workers’ compensation standards of coverage to include COVID-19 related illnesses for certain groups of workers. While effects on the Company’s workers’ compensation exposure in the states in which we operate have been limited to date, these changes in laws and regulations or in the pattern of COVID-19 illnesses could increase our exposure to workers’ compensation claims.

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

The COVID-19 pandemic has also caused significant volatility and uncertainty in the U.S. economy that may result in a prolonged economic downturn, which could in turn lead to increases in workers’ compensation and unemployment claims, increased uncollectable receivables and reductions in the value of the Company’s investment portfolio.

Continuation or exacerbation of the consequences of the pandemic described above and elsewhere in this report is likely to have a material adverse effect on our business, cash flows, results of operations and financial condition, which may also result in our inability to comply with financial covenants under our credit facilities, our inability to obtain necessary additional financing and a decline in stockholder value.

Item 6.	Exhibits
4.1

Second Amendment, dated as of September 25, 2020, to Second Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association.  Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 6, 2020.

10.1	Form of Restricted Stock Units Award Agreement for Executive Officers under the Registrant’s 2020 Stock Incentive Plan (the “2020 Plan”).
10.2	Form of Restricted Stock Units Award Agreement for Non-Employee Directors under the 2020 Plan.
10.3	Form of Restricted Stock Units Award Agreement under the Registrant’s Nonqualified Deferred Compensation Plan.
10.4	Summary of Compensation Arrangements for Non-Employee Directors of the Registrant effective July 1, 2020.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.
**	Except as otherwise indicated, the SEC File Number for all exhibits is 000-21886.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: November 4, 2020	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer