Form 10-K
period 2020-12-31
BARRETT BUSINESS SERVICES INC
filed 2021-03-08
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $397,266,232 at June 30, 2020

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 16, 2021
Common Stock, Par Value $.01 Per Share	7,593,383 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are hereby incorporated by reference in Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2020 ANNUAL REPORT ON FORM 10-K

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

Business Organization

We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and comprise senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety, and various types of administration, including payroll. These teams are responsible for growth of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 39 states and the District of Columbia through a network of 56 branch locations in California, Oregon, Arizona, Colorado, Idaho, Utah, Washington, Maryland, Nevada, Pennsylvania, Delaware, North Carolina, New Mexico, and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

Services Overview

BBSI’s core purpose is to advocate for business owners, particularly in the small and mid-sized business segment. Our evolution from an entrepreneurially run company to a professionally managed organization has helped to form our view that all businesses experience inflection points at key stages of growth. The insights gained through our own growth, along with the trends we see in working with more than 7,500 companies each day, define our approach to guiding business owners through the challenges associated with being an employer. BBSI’s business teams align with each business owner client through a structured three-tiered progression. In doing so, business teams focus on the objectives of each business owner and deliver planning, guidance and resources in support of those objectives.

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

In addition to serving as a resource and guide, BBSI has the ability to provide workers’ compensation coverage as a means of meeting statutory requirements and protecting our clients from employment-related injury claims. Through our third-party administrators, we provide claims management services for our clients. We work to manage and reduce job injury claims, identify fraudulent claims and structure optimal work programs, including modified duty.

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

PEO

We enter into a client services agreement to establish a co-employment relationship with each client company, assuming responsibility for payroll, payroll taxes, workers’ compensation coverage (if elected) and certain other administrative functions for the client’s existing workforce. We refer to employees of our PEO clients as worksite employees (“WSEs”). The client maintains physical care, custody and control of the WSEs, including the authority to hire and terminate employees. During 2020, we supported in excess of 7,500 PEO clients with an average of 108,249 WSEs. This compares to more than 7,200 PEO clients with an average of 114,341 WSEs during 2019.

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

We have client services agreements with a diverse array of customers, including electronics manufacturers, various light-manufacturing industries, agriculture-based companies, transportation and shipping enterprises, food processors, telecommunications companies, public utilities, general contractors in various construction-related fields, and professional services firms. None of our clients individually represented more than 1% of our total revenues in 2020.

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

Technology Platform

Our client-facing technology platform, myBBSI, includes both internally developed and licensed software which gives our clients a wide range of tools, including the ability to process payroll, collect and process time and attendance information, manage human resource information including employee onboarding and termination, as well as compensation and payroll tax reporting.

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

•

Penetrate new markets. We intend to open additional branch offices in new geographic markets as opportunities arise. We have developed a strategic approach to geographic expansion, which will serve as a guide for determining if and when to enter new markets. As part of this effort, we have become licensed to provide PEO services nationwide. We believe our decentralized organizational model built on teams of senior-level professionals allows us to incubate talent to support our expansion efforts.

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

Through various insurance arrangements, the Company retains risk of loss up to the first $3.0 million per occurrence, except in Maryland and Colorado, where our retention per occurrence is $1.0 million and $2.0 million, respectively. For claims incurred prior to July 1, 2020, the Company retains risk of loss up to the first $5.0 million per occurrence, except in Maryland and Colorado, where the retention per occurrence is $1.0 million and $2.0 million, respectively.

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

Human Capital

At December 31, 2020, we had 115,075 total employees, including 109,292 WSEs under our PEO client service agreements, 5,084 staffing services employees, 695 managerial, sales and administrative employees (together, “management employees”), and 4 executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. We believe our employee relations with management employees are good.

BBSI believes that making significant investments in the best management employee talent available allows us to leverage the value of this investment many times over. Additionally, we believe our Company’s success depends on our ability to attract, develop and retain our workforce. As such, we strive to be an employer of choice and promote the health, welfare and safety of our employees. This involves promoting diversity and treating all employees with dignity and respect, while providing our management employees with fair, market-based, competitive and equitable compensation.

We motivate our management employees through a compensation package that includes a competitive base salary and the opportunity for profit sharing. At the branch level, profit sharing is in direct correlation to client performance, reinforcing a culture focused on achievement of client goals. We also provide a comprehensive benefits package as well as an employee stock purchase plan. We seek feedback from employees regarding our benefits package through employee surveys. This information is used by management to make improvements as we continuously strive to be an employer of choice.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) subject us to potential penalties unless we offer to our employees minimum essential healthcare coverage that is affordable. Because each PEO client is considered to be the sole employer in the application of any rule or law included within the scope of the Acts, we do not offer health care coverage to the WSEs of our PEO clients. However, in order to comply with the employer mandate provision of the Acts, we offer health care coverage to all eligible staffing employees and management employees eligible for coverage under the Acts.

In response to the COVID-19 pandemic in March 2020, we transitioned much of our workforce to a remote working environment with a commitment to the safety of our employees and the communities we serve. In the third quarter of 2020, we began re-opening offices on a limited basis to accommodate employees seeking the flexibility to work from the office, while continuing to adhere to health and safety protocols.

Regulatory and Legislative Environment

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

As an employer, we are subject to all federal statutes and regulations governing our employer-employee relationships for staffing and management employees. Subject to the discussion of risk factors below, we believe that our operations are in compliance in all material respects with applicable federal statutes and regulations.

Due to the nature of our operations, we collect, store, process, use and retain significant amounts of confidential and sensitive personal employee and client information. As such, we are subject to a variety of federal and state laws and regulations associated with data security.

Additional Information

Our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to these reports, are accessible free of charge at our website at http://www.bbsi.com as soon as reasonably practicable after they are electronically filed with the SEC. By making this reference to our website, we do not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.

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

Risks Relating to the COVID-19 Pandemic

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

In response to the pandemic, federal and state government agencies have enacted numerous laws and regulatory guidelines designed to help the economy, individuals and employers, including retroactively. Many of these legislative and regulatory changes, including the Families First Coronavirus Relief Act (FFCRA), the Coronavirus Aid, Relief, and Economic Security (CARES) Act, and the Taxpayer Certainty and Disaster Tax Relief Act of 2020, directly impact the Company and our clients. Failure to appropriately interpret and comply with legal and regulatory changes arising from the COVID-19 pandemic could have a material adverse effect on our business and reputation. Additionally, failure to incorporate changes to laws and regulations resulting from COVID-19 into our PEO business model may decrease our ability to attract and retain clients.

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

The COVID-19 pandemic has also caused significant volatility and uncertainty in the U.S. economy that may result in a prolonged economic downturn, which could in turn lead to increases in workers’ compensation and unemployment claims, increased unemployment taxes, increased uncollectable receivables and reductions in the value of the Company’s investment portfolio.

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

Risks Relating to Workers’ Compensation

Our consolidated retention for workers' compensation claims is $3.0 million per occurrence under our insurance arrangement with Chubb in the majority of states in which we operate.

We maintain our consolidated retention at $3.0 million per occurrence, except in Maryland and Colorado where our retention is at $1.0 million and $2.0 million per occurrence, respectively, due to regulatory requirements. For claims incurred prior to July 1, 2020, we maintain our consolidated retention at $5.0 million per occurrence, except in Maryland and Colorado where our retention is at $1.0 million and $2.0 million per occurrence, respectively. The Company maintains its excess workers’ compensation insurance coverage with Chubb. Additionally, Ecole’s retention is at $3.0 million per occurrence for coverage in Arizona and Utah. For claims incurred prior to July 1, 2020, Ecole’s retention is at $5.0 million per occurrence for coverage in Arizona, Utah and Nevada. Thus, the Company has financial risk for most workers' compensation claims under $3.0 million on a per occurrence basis for claims incurred on or after July 1, 2020 and $5.0 million on a per occurrence basis for claims incurred before July 1, 2020. This level of per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results and financial condition.

Our ability to continue our business operations under our present service model is dependent on maintaining workers' compensation insurance coverage.

Our arrangement with Chubb to provide workers’ compensation coverage to BBSI’s PEO clients extends through June 30, 2021, with committed coverage through June 30, 2022, and the possibility of additional annual renewals. If Chubb is unwilling or unable to renew our arrangement in the future, we would need to seek alternative coverage. If replacement coverage were unavailable or available only on significantly less favorable terms, our business and results of operations would be materially adversely affected.

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

Risks Related to Technology

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

Other Risks Related to our Business and Industry

In order to continue to grow revenues, we are dependent on retaining current clients and attracting new clients.

The Company’s revenue growth can be volatile and is dependent on same customer sales and the addition of new clients. Revenues decreased 6.5% in 2020 and increased 0.2% in 2019. There can be no assurance that we will continue to maintain current levels of revenues. Efforts to achieve business growth intensifies pressure on retaining current clients and attracting increasing numbers of new clients.

Our business is subject to risks associated with geographic market concentration.

Our California operations accounted for approximately 75% of our total revenues in 2020. As a result of the current importance of our California operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in California. If California experiences an economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business or limits our competitive advantages, our profitability and growth prospects may be materially adversely affected. Similarly, due to our geographic concentration in California, a natural disaster or major event that disrupts these markets or the related workforce could have an immediate and material adverse impact on our operations and profitability.

Economic conditions, particularly in California, may impact our ability to attract new clients and cause our existing clients to reduce staffing levels or cease operations.

Weak economic conditions typically have a negative impact on small-and mid-sized businesses, which make up the majority of our clients. In turn, these businesses could cut costs, including trimming employees from their payrolls, or closing locations or ceasing operations altogether. If current economic conditions were to weaken further, these forces may result in decreased revenues due both to the downsizing of our current clients and increased difficulties in attracting new clients in a poor economic environment. In addition, weak economic conditions may also result in additional bad debt expense to the extent that existing clients cease operations or are otherwise unable to meet their financial obligations.

Our staffing business is vulnerable to economic fluctuations.

Demand for our staffing services is sensitive to changes in the level of economic activity in the regions in which we do business. As economic activity slows down, companies often reduce their use of temporary employees before undertaking layoffs of permanent staff, resulting in decreased demand for staffing services. During strong economic periods, on the other hand, we often experience shortages of qualified employees to meet customer needs, as occurred during 2020.

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

Our success depends in part on our ability to maintain our reputation for providing excellent service to our customers. Service quality issues, whether actual or perceived, and even when false or unfounded, could tarnish the image of our brand and may cause customers to use other companies. Also, adverse publicity surrounding labor relations, data breaches, SEC investigations, and the like, could negatively affect our overall reputation. Damage to our reputation could reduce demand for our services and thus have an adverse effect on our business, financial condition and results of operations.

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

Our teams of client-facing professionals are the foundation of our value proposition. Our ability to attract and retain qualified personnel could be adversely affected by lower unemployment rates and higher compensation levels. During periods of economic growth, we face increased competition for retaining and recruiting qualified personnel, resulting in higher advertising and recruiting costs and increased salary expenses. If we cannot attract and retain qualified employees, the quality of our services may deteriorate and our reputation and results of operations could be adversely affected.

We do not have an expansive in-house sales staff and therefore rely extensively on referral partners.

We currently maintain a minimal internal professional sales force, instead relying heavily on referral partners to provide referrals to new business. In connection with these arrangements, we pay a fee to referral partners for new clients. These referral firms and individuals do not have an exclusive relationship with us. If we are unable to maintain these relationships or if our referral partners increase their fees or lose confidence in our services, we could face declines in our business and additional costs and uncertainties as we attempt to hire and train an internal sales force.

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

We face competition from various companies that may provide all or some of the services we offer. Our competitors include companies that are engaged in staffing services such as Robert Half International Inc., Kelly Services, Inc., and ManpowerGroup Inc.; companies that are focused on co-employment, such as Insperity, Inc., and TriNet Group, Inc.; and companies that primarily provide payroll processing services, such as Automatic Data Processing, Inc. and Paychex, Inc. We also compete with insurance carriers and other providers of workers’ compensation insurance, and our offerings must be priced competitively with prices provided by these competitors in order for us to attract and retain our clients. Maintaining competitive pricing in the workers’ compensation market could lead to reduced margins and profitability. Additionally, we face competition from information technology outsourcing firms and broad-based outsourcing and consulting firms that perform individual projects.

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

We seek to hold a diversified portfolio of high-quality investments that is managed by a professional investment advisory firm in accordance with our investment policy and routinely reviewed by management and approved by the risk management committee of our Board of Directors. However, our investments are subject to general economic conditions and market risks, as well as risks inherent to particular securities, including credit, interest rate and liquidity risks. Our portfolio consists primarily of debt securities and is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities. Although our investment strategy is designed to preserve our capital, we cannot be certain that our investment objectives will be achieved, and we could incur substantial realized and unrealized investment losses in future periods.

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

Risks Related to Our Regulatory Environment

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

Our wholly owned insurance companies are primarily regulated by state insurance commissioners in the states in which they conduct business. Such regulation includes monitoring the financial status of these companies, approving policies and premium rates, maintaining requirements for capital surplus and types of investments, and approving any significant changes to the legal or operating structure of these entities. State regulators can also impose taxes and other fees on insurance companies under their jurisdiction. These regulations may restrict our ability to operate these companies in the manner we believe is best, which could increase the cost of our operations, restrict our access to insurance coverage or adversely affect our liquidity.

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

We operate through 56 branch offices. The following table shows the number of locations in each state in which we have offices. We also lease office space in other locations in our market areas which we use to recruit and place employees.

Number of Branch
Offices	Locations
California	26
Oregon	5
Arizona	3
Colorado	3
Idaho	3
Utah	3
Washington	3
Maryland	2
Nevada	2
Pennsylvania	2
Delaware	1
North Carolina	1
New Mexico	1
Virginia	1

We lease office space for our branch offices. At December 31, 2020, our leases had expiration dates ranging from less than one year to seven years. Our corporate headquarters occupies approximately 73 percent of the 65,300 square foot building we own in Vancouver, Washington.

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

Our common stock (the "Common Stock") trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol "BBSI." At February 10, 2021, there were 26 stockholders of record and approximately 5,171 beneficial owners of the Common Stock.

The following table summarizes information related to stock repurchases during the quarter ended December 31, 2020.

	Total		Total Number of	Approximate Dollar Value of
	Number of	Average Price	Shares Repurchased	Shares that May Yet
	Shares	Paid	as Part of Publicly	Be Repurchased
Month	Repurchased	Per Share	Announced Plan (1)	Under the Plan (1)
October	57,018	$53.61	57,018	$43,955,953
November	—	—	—	43,955,953
December	28,000	71.80	28,000	41,945,651
Total	85,018		85,018

(1) In August 2019, the Board had authorized the repurchase of up to $50.0 million of shares of the Company’s stock from time to time in open market purchases over a three-year period beginning August 15, 2019. As of December 31, 2020, the Company had repurchased 144,470 shares at an aggregate purchase price of $8.1 million.

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2015 until December 31, 2020, for our Common Stock, The Nasdaq Composite Index, and the S&P 1500 Human Resource & Employment Services Index, a published industry index that is considered reflective of the Company’s peers.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2015 in our Common Stock and the indexes shown, and that dividends are reinvested. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/15	12/16	12/17	12/18	12/19	12/20

Barrett Business Services, Inc.	100.00	150.60	154.15	138.60	221.90	171.08
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
S&P 1500 Human Resource & Employment Services index	100.00	106.87	142.78	126.28	149.13	150.17

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
(In thousands, except per share data)
Statement of operations:
Revenues:
Professional employer service fees	$777,430	$819,873	$793,399	$758,046	$673,924
Staffing services	$103,394	122,438	147,299	162,386	166,662
Total revenues	880,824	942,311	940,698	920,432	840,586
Cost of revenues:
Direct payroll costs	78,380	92,455	111,443	122,533	126,753
Payroll taxes and benefits	418,793	429,713	407,003	404,687	357,867
Workers' compensation	200,744	211,890	235,579	234,681	210,430
Total cost of revenues	697,917	734,058	754,025	761,901	695,050
Gross margin	182,907	208,253	186,673	158,531	145,536
Selling, general and administrative expenses	141,916	153,879	145,465	123,138	113,342
Depreciation and amortization	4,844	3,886	4,219	5,452	3,253
Income from operations	36,147	50,488	36,989	29,941	28,941
Other income (expense):
Investment income, net	7,977	12,520	9,077	4,668	956
Interest expense	(1,244)	(1,789)	(1,052)	(313)	(807)
Loss on litigation	—	—	—	—	(3,544)
Other, net	(284)	(81)	(245)	82	40
Other income (expense), net	6,449	10,650	7,780	4,437	(3,355)
Income before income taxes	42,596	61,138	44,769	34,378	25,586
Provision for income taxes	8,831	12,846	6,707	9,208	6,787
Net income	$33,765	$48,292	$38,062	$25,170	$18,799
Basic income per common share	$4.46	$6.48	$5.18	$3.46	$2.60
Weighted average number of basic common shares outstanding	7,577	7,451	7,342	7,275	7,226
Diluted income per common share	$4.39	$6.27	$4.98	$3.33	$2.55
Weighted average number of diluted common shares outstanding	7,688	7,699	7,647	7,551	7,378
Cash dividends per common share	$1.20	$1.10	$1.00	$1.00	$0.88
Selected balance sheet data:
Cash and cash equivalents	$68,688	$44,570	$35,371	$59,835	$50,768
Investments	101,244	82,590	2,103	1,873	6,317
Current assets	407,875	423,848	321,673	308,235	235,383
Current liabilities	290,637	342,122	326,738	322,255	275,164
Working capital surplus (deficit)	117,238	81,726	(5,065)	(14,020)	(39,781)
Total assets	774,950	860,929	756,089	682,485	581,888
Long-term workers' compensation liabilities	255,706	320,713	304,078	265,844	231,198
Long-term debt, net of current portion	3,510	3,730	3,951	4,171	4,392
Stockholders' equity	198,235	171,799	119,037	88,834	69,693

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business is concentrated in California, and we expect to continue to derive a majority of our revenues from this market in the future. Revenues generated in our California operations accounted for 75% of our total revenues in 2020, 77% in 2019 and 79% in 2018. Consequently, any weakness in economic conditions or changes in the regulatory or insurance environment in California could have a material adverse effect on our financial results.

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

Depreciation and amortization represent depreciation of property and equipment, leasehold improvements, software and internally developed software costs. Property, equipment, software and internally developed software costs are depreciated using the straight-line method over their estimated useful lives, which range from 3 to 39 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life.

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

The following table sets forth the percentages of total revenues represented by selected items in the Company's consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, included in Item 8 of Part II of this report.

	Percentage of Total Net Revenues
($ in thousands)	Years Ended December 31,
	2020		2019		2018
Revenues:
Professional employer service fees	$777,430	88.3%	$819,873	87.0%	$793,399	84.3%
Staffing services	103,394	11.7	122,438	13.0	$147,299	15.7
Total revenues	880,824	100.0	942,311	100.0	940,698	100.0
Cost of revenues:
Direct payroll costs	78,380	8.9	92,455	9.8	111,443	11.8
Payroll taxes and benefits	418,793	47.5	429,713	45.6	407,003	43.3
Workers’ compensation	200,744	22.8	211,890	22.5	235,579	25.1
Total cost of revenues	697,917	79.2	734,058	77.9	754,025	80.2
Gross margin	182,907	20.8	208,253	22.1	186,673	19.8
Selling, general and administrative expenses	141,916	16.1	153,879	16.3	145,465	15.5
Depreciation and amortization	4,844	0.6	3,886	0.4	4,219	0.4
Income from operations	36,147	4.1	50,488	5.4	36,989	3.9
Other income, net	6,449	0.7	10,650	1.1	7,780	0.8
Income before income taxes	42,596	4.8	61,138	6.5	44,769	4.7
Provision for income taxes	8,831	1.0	12,846	1.4	6,707	0.7
Net income	$33,765	3.8%	$48,292	5.2%	$38,062	4.0%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the years ended December 31, 2020, 2019 and 2018.

	Year Ended
	December 31,
(in thousands)	2020	2019	2018
Gross billings	$5,924,539	$5,971,008	$5,663,095
PEO and staffing wages	5,098,604	5,090,943	4,790,669

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

	Year Ended
	December 31,
(in thousands)	2020	2019	2018
Workers' compensation	$200,744	$211,890	$235,579
Safety incentive costs	23,544	31,663	33,385
Non-GAAP gross workers' compensation	$224,288	$243,553	$268,964

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	Percentage of Gross Billings
	Year Ended
	December 31,
	2020	2019	2018
PEO and staffing wages	86.1%	85.3%	84.6%
Payroll taxes and benefits	7.1%	7.2%	7.2%
Non-GAAP gross workers' compensation	3.8%	4.1%	4.7%
Gross margin	3.1%	3.5%	3.3%

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

We refer to employees of our PEO clients as worksite employees (“WSEs”). Management reviews average and ending WSE growth to monitor and evaluate the performance of our operations. Average WSEs are calculated by dividing the number of unique individuals paid in each month by the number of months in the period. Ending WSEs represents the number of unique individuals paid in the last month of the period.

	Year Ended
	December 31,
	2020	% Change	2019	% Change	2018
Average WSEs	108,249	-5.3%	114,341	4.1%	109,859
Ending WSEs	109,292	-4.6%	114,584	4.6%	109,527

Years Ended December 31, 2020 and 2019

Net income for 2020 was $33.8 million compared to net income of $48.3 million for 2019. Diluted income per share for 2020 was $4.39 compared to diluted income per share of $6.27 for 2019.

Revenues for 2020 totaled $880.8 million, a decrease of $61.5 million or 6.5% over 2019, which reflects a decrease in the Company’s professional employer service fee revenue of $42.4 million or 5.2% and a decrease in staffing services revenue of $19.0 million or 15.6%.

The reduction in PEO services revenues was primarily attributable to the effects of COVID-19 on our clients and our business. Gross billings for PEO services to continuing customers increased 0.3% compared to 2019. Gross billings increased only slightly primarily due to the impacts of COVID-19 during the year, which we expect to continue into future quarters. PEO revenue is presented net of safety incentives of $23.5 million and $31.7 million in 2020 and 2019, respectively. The decrease in staffing services revenue was due primarily to the impacts of COVID-19 during the 2020 period.

Gross margin for 2020 totaled $182.9 million or 20.8% of revenue compared to $208.3 million or 22.1% of revenue for 2019. The decrease in gross margin as a percentage of revenues is a result of increased pricing competitiveness in the year driven by economic and market conditions as well as the factors discussed below within the separate components of gross margin.

Direct payroll costs for 2020 totaled $78.4 million or 8.9% of revenue compared to $92.5 million or 9.8% of revenue for 2019. The decrease in direct payroll costs percentage was primarily due to the increase in professional employer services and the decrease of staffing services within the mix of our customer base compared to 2019.

Payroll taxes and benefits for 2020 totaled $418.8 million or 47.5% of revenue compared to $429.7 million or 45.6% of revenue for 2019. The increase in payroll taxes and benefits as a percentage of revenues is primarily due to the relative increase in PEO services within the mix of our customer base compared to 2019.

Workers’ compensation expense for 2020 totaled $200.7 million or 22.8% of revenue compared to $211.9 million or 22.5% of revenue for 2019. The increase in workers’ compensation expense as a percentage of revenue was primarily due to a favorable adjustment of $6.4 million in 2020 compared to a favorable adjustment of $13.4 million in 2019 related to claims incurred in prior periods.

Selling, general and administrative (“SG&A”) expenses for 2020 totaled $141.9 million or 16.1% of revenue compared to $153.9 million or 16.3% of revenue for 2019. The decrease was primarily attributable to decreases in employee-related expenses and reduced employee profit sharing and incentive compensation of $12.1 million.

Other income, net for 2020 totaled $6.4 million compared to other income of $10.7 million for 2019. The change was attributable to a decrease in investment income of $4.5 million in 2020 due primarily to lower interest rates.

Our effective income tax rate for 2020 was 20.7% compared to 21.0% for 2019. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits. See “Note 9 - Income Taxes” to the consolidated financial statements incorporated into Item 8 of Part II of this report for additional information regarding income taxes.

A discussion regarding our financial condition and results of operations for 2019 compared to 2018 can be found under Part II, Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 3, 2020.

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

Liquidity and Capital Resources

The Company's cash balance of $233.8 million, which includes cash, cash equivalents, and restricted cash, decreased $39.5 million for the twelve months ended December 31, 2020, compared to an increase of $132.6 million for the comparable period of 2019. The decrease in cash at December 31, 2020 as compared to December 31, 2019 was primarily due to decreased workers’ compensation claims liabilities, decreased accrued payroll, payroll taxes and related benefits, dividends payments and repurchases of common stock, partially offset by decreased trade accounts receivable, net income and proceeds from the sales and maturities of investments and restricted investments.

Net cash used in operating activities in 2020 amounted to $27.9 million, compared to net cash provided of $77.1 million for the comparable period of 2019. In 2020, cash used in operating activities was primarily due to decreased workers’ compensation claims liabilities of $80.8 million related primarily to the transfer of obligations associated with certain claims incurred between February 1, 2014 and December 31, 2017, decreased accrued payroll, payroll taxes and related benefits of $22.6 million and decreased safety incentive of $9.1 million, partially offset by decreased trade accounts receivable of $45.1 million and net income of $33.8 million

Net cash provided by investing activities totaled $4.1 million in 2020, compared to net cash provided of $66.3 million for the comparable period of 2019. In 2020, net cash provided by investing activities consisted primarily of proceeds from sales and maturities of investments and restricted investments of $113.5 million, partially offset by purchases of investments and restricted investments of $100.7 million and purchases of property, equipment and software of $8.6 million.

Net cash used in financing activities in 2020 was $15.7 million compared to net cash used of $10.8 million for the comparable period of 2019. In 2020, cash was primarily used for dividend payments of $9.1 million, repurchases of common stock of $8.1 million, and common stock repurchased on vesting of stock awards of $1.4 million, partially offset by proceeds from exercises of stock options of $3.1 million.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly collateral payments into trust accounts (the “Chubb trust accounts”). The balance in the Chubb trust accounts was $290.7 million and $393.5 million at December 31, 2020 and December 31, 2019, respectively. Included within the Chubb trust account at December 31, 2020, is $122.2 million of restricted cash. The restricted cash accrues interest at the 3-month Treasury bill yield rate plus 0.25%. The Chubb trust account balances are included as a component of the current and long-term restricted cash and investments on the Company’s consolidated balance sheets.

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

On September 30, 2020, the Company entered into an amended credit agreement (the “Agreement”) with the Bank, which reverted to the provisions set forth in the agreement prior to May 15, 2020. The Agreement reduced the revolving credit line from $50.0 million back to $33.0 million; the sublimit for standby letters of credit remains at $8.0 million. At December 31, 2020, $6.2 million of the sublimit for standby letters of credit was used. The Agreement expires on July 1, 2022.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2020 and 2019. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provides for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2021, subject to automatic renewal in specified circumstances. The Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 15 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million. Through the fourth quarter of 2020, the Company deposited $38.9 million into the Collateral Accounts.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company's workers' compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At December 31, 2020, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $3.7 million and $4.0 million at December 31, 2020 and 2019, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022. LIBOR likely will no longer be in general use as a reference rate by financial institutions by December 31, 2021.

Management expects that the funds anticipated to be generated from operations, current liquid assets, and availability under the Company’s revolving credit facility will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months.

Contractual Obligations

The Company's contractual obligations as of December 31, 2020 are summarized below:

	As of December 31, 2020
	Payments Due by Period
(in thousands)		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$28,747	$8,821	$13,277	$5,524	$1,125
Long-term debt	3,731	221	3,510	—	—
Total contractual obligations	$32,478	$9,042	$16,787	$5,524	$1,125

(1) As of December 31, 2020, the Company has additional operating leases that have not yet commenced of $2.9 million and remaining balances on short-term operating leases of $7,290.

Inflation

Inflation generally has not been a significant factor in the Company's operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future workers' compensation claims payments.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt. As of December 31, 2020, the Company’s investments consisted principally of approximately $144.8 million in corporate bonds, $82.1 million in money market funds, $55.5 million in mortgage backed securities, $40.4 million in U.S. government agency securities, $37.1 million in asset backed securities, $5.0 million in mutual funds, $4.8 million in supranational bonds, and $4.5 million in U.S. treasuries. The Company’s outstanding debt totaled approximately $3.7 million at December 31, 2020. Based on the Company's overall interest exposure at December 31, 2020, a 50 basis point increase in market interest rates would have a $3.2 million effect on the fair value of the Company's investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Barrett Business Services, Inc.

Vancouver, Washington

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Workers' Compensation Claims Liabilities

Workers’ compensation claims liabilities represent management’s estimate of future amounts necessary to pay claims and related expenses with respect to workplace injuries that have occurred as of a given reporting date. The estimated liability for open workers’ compensation claims is based on an evaluation of information provided by the Company’s third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse loss development with respect to reported claims and incurred but not reported claims (together, IBNR). Workers’ compensation claims liabilities included case reserve estimates for reported losses, plus additional amounts for estimated IBNR claims, medical cost containment, legal costs, and unallocated loss adjustment expenses. The process of arriving at an estimate of unpaid claims and claims adjustment expense involves a high degree of judgment and is affected by both internal and external events, including changes in claims handling practices, changes in reserve estimation procedures, inflation, trends in the litigation and settlement of pending claims, and legislative changes. The Company’s estimates are based on informed judgment, derived from individual experience and expertise applied to multiple sets of data and analyses. The company considers significant facts and circumstances known both at the time that loss reserves are initially established, and as new facts and circumstances become known. Workers’ compensation claims liabilities as of December 31, 2020 were $358 million.

Given the high degree of judgment required to estimate the value of the workers’ compensation claims liabilities, performing audit procedures to evaluate the workers’ compensation claims liabilities recorded for the year ended December 31, 2020, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the workers’ compensation claims liabilities included the following, among others:

•	We tested the effectiveness of controls related to workers’ compensation claims liabilities, including those over estimating the value of reported and IBNR losses for workers’ compensation.
•

We tested the underlying data that served as inputs into the actuarial analysis, including historical claims, to evaluate whether inputs were reasonable. In addition, we assessed whether any changes in the business or environment, including legislative changes, interest rates, and claims handling practices, were appropriately considered in the reserve setting process.

•	With the assistance of our actuarial specialists, we evaluated the methods and assumptions used by management to estimate the workers’ compensation claims liabilities by performing the following:
•

Compared management’s prior-year assumptions of expected claims development and ultimate loss to actuals incurred during the current year to identify and evaluate potential bias in the determination of the workers’ compensation claims liabilities.

•

Developed a range of independent estimates of the workers’ compensation claims liabilities, utilizing claim payment patterns, loss development factors, and future cost trends for workers’ compensation claims liabilities. We compared our estimated ranges to management’s estimates.

/s/ Deloitte & Touche LLP

Portland, Oregon

March 8, 2021

We have served as the Company's auditor since 2016.

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

(In Thousands, Except Par Value)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$68,688	$44,570
Investments	101,244	82,590
Trade accounts receivable, net	118,506	163,561
Income taxes receivable	6,485	1,335
Prepaid expenses and other	15,961	14,919
Restricted cash and investments	96,991	116,873
Total current assets	407,875	423,848
Property, equipment and software, net	34,916	31,724
Operating lease right-of-use assets	23,025	23,805
Restricted cash and investments	258,153	327,326
Goodwill	47,820	47,820
Other assets	3,161	3,618
Deferred income taxes	—	2,788
	$774,950	$860,929
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	4,746	5,993
Accrued payroll, payroll taxes and related benefits	149,989	174,168
Current operating lease liabilities	7,539	6,671
Other accrued liabilities	7,275	8,846
Workers' compensation claims liabilities	102,040	118,273
Safety incentives liability	18,827	27,950
Total current liabilities	290,637	342,122
Long-term workers' compensation claims liabilities	255,706	320,713
Long-term debt	3,510	3,730
Deferred income taxes	4,518	—
Long-term operating lease liabilities	16,419	17,883
Customer deposits and other long-term liabilities	5,925	4,682
Total liabilities	576,715	689,130
Commitments and contingencies (Notes 6, 8 and 12)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,566 and 7,514 shares issued and outstanding in 2020 and 2019, respectively	76	75
Additional paid-in capital	24,885	20,227
Accumulated other comprehensive income	7,564	2,819
Retained earnings	165,710	148,678
Total stockholders' equity	198,235	171,799
	$774,950	$860,929

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2020, 2019 and 2018

(In Thousands, Except Per Share Amounts)

	Year Ended
	December 31,
	2020	2019	2018
Revenues:
Professional employer service fees	$777,430	$819,873	$793,399
Staffing services	103,394	122,438	147,299
Total revenues	880,824	942,311	940,698
Cost of revenues:
Direct payroll costs	78,380	92,455	111,443
Payroll taxes and benefits	418,793	429,713	407,003
Workers' compensation	200,744	211,890	235,579
Total cost of revenues	697,917	734,058	754,025
Gross margin	182,907	208,253	186,673
Selling, general and administrative expenses	141,916	153,879	145,465
Depreciation and amortization	4,844	3,886	4,219
Income from operations	36,147	50,488	36,989
Other income (expense):
Investment income, net	7,977	12,520	9,077
Interest expense	(1,244)	(1,789)	(1,052)
Other, net	(284)	(81)	(245)
Other income, net	6,449	10,650	7,780
Income before income taxes	42,596	61,138	44,769
Provision for income taxes	8,831	12,846	6,707
Net income	$33,765	$48,292	$38,062
Basic income per common share	$4.46	$6.48	$5.18
Weighted average number of basic common shares outstanding	7,577	7,451	7,342
Diluted income per common share	$4.39	$6.27	$4.98
Weighted average number of diluted common shares outstanding	7,688	7,699	7,647

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2020, 2019 and 2018

(In Thousands)

	Year Ended
	December 31,
	2020	2019	2018
Net income	$33,765	$48,292	$38,062
Unrealized gains (losses) on investments, net of tax of $1,814, $3,014, and ($1,432) in 2020, 2019, and 2018, respectively	4,745	7,887	(3,638)
Comprehensive income	$38,510	$56,179	$34,424

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2020, 2019 and 2018

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2017	7,301	$73	$12,311	$(1,430)	$77,880	$88,834
Common stock issued on exercise of options and vesting of restricted stock units	126	1	576	—	—	577
Common stock repurchased on vesting of restricted stock units	(32)	—	(2,952)	—	—	(2,952)
Share-based compensation expense	—	—	5,502	—	—	5,502
Cash dividends on common stock ($1.00 per share)	—	—	—	—	(7,348)	(7,348)
Unrealized loss on investments, net of tax	—	—	—	(3,638)	—	(3,638)
Net income	—	—	—	—	38,062	38,062
Balance, December 31, 2018	7,395	$74	$15,437	$(5,068)	$108,594	$119,037
Common stock issued on exercise of options and vesting of restricted stock units	157	1	753	—	—	754
Common stock repurchased on vesting of restricted stock units	(38)	—	(3,136)	—	—	(3,136)
Share-based compensation expense	—	—	7,173	—	—	7,173
Cash dividends on common stock ($1.10 per share)	—	—	—	—	(8,208)	(8,208)
Unrealized gain on investments, net of tax	—	—	—	7,887	—	7,887
Net income	—	—	—	—	48,292	48,292
Balance, December 31, 2019	7,514	$75	$20,227	$2,819	$148,678	$171,799
Common stock issued on exercise of options and vesting of restricted stock units	223	2	3,082	—	—	3,084
Common stock repurchased on vesting of stock awards	(27)	—	(1,417)	—	—	(1,417)
Share-based compensation expense	—	—	3,436	—	—	3,436
Company repurchase of common stock	(144)	(1)	(443)	—	(7,612)	(8,056)
Cash dividends on common stock ($1.10 per share)	—	—	—	—	(9,121)	(9,121)
Unrealized gain on investments, net of tax	—	—	—	4,745	—	4,745
Net income	—	—	—	—	33,765	33,765
Balance, December 31, 2020	7,566	$76	$24,885	$7,564	$165,710	$198,235

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, 2019 and 2018

(In Thousands)

	Year Ended
	December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$33,765	$48,292	$38,062
Reconciliations of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,844	3,886	4,219
Non-cash operating lease expense	7,246	6,991	—
Investment (accretion) amortization and (gains) losses recognized	587	1,117	163
Loss recognized on sale or disposal of property and equipment	574	—	64
Deferred income taxes	5,492	2,656	(1,192)
Share-based compensation	3,436	7,173	5,502
Changes in certain operating assets and liabilities:
Trade accounts receivable	45,055	(11,964)	(14,933)
Income taxes	(5,150)	(5,738)	6,089
Prepaid expenses and other	(1,042)	(1,039)	(8,156)
Accounts payable	(1,247)	1,657	(830)
Accrued payroll, payroll taxes and related benefits	(22,608)	17,858	(21,863)
Other accrued liabilities	(1,671)	(11,720)	12,550
Workers' compensation claims liabilities	(80,783)	25,477	49,632
Safety incentives liability	(9,123)	(1,260)	678
Operating lease liabilities	(7,062)	(6,242)	—
Other assets and liabilities, net	(228)	(7)	(201)
Net cash (used in) provided by operating activities	(27,915)	77,137	69,784
Cash flows from investing activities:
Purchase of property, equipment and software	(8,610)	(10,798)	(5,679)
Proceeds from sale of property	—	—	485
Purchase of investments	(65,738)	(54,343)	(1,946)
Proceeds from sales and maturities of investments	47,922	88,771	1,885
Purchase of restricted investments	(34,968)	(9,812)	(108,739)
Proceeds from sales and maturities of restricted investments	65,535	52,495	74,650
Net cash provided by (used in) investing activities	4,141	66,313	(39,344)
Cash flows from financing activities:
Proceeds from credit-line borrowings	—	18,843	8,500
Payments on credit-line borrowings	—	(18,843)	(8,500)
Payments on long-term debt	(220)	(221)	(220)
Repurchase of common stock	(8,056)	—	—
Common stock repurchased on vesting of stock awards	(1,417)	(3,136)	(2,952)
Dividends paid	(9,121)	(8,208)	(7,348)
Proceeds from exercise of stock options	3,084	754	577
Net cash used in financing activities	(15,730)	(10,811)	(9,943)
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,504)	132,639	20,497
Cash, cash equivalents and restricted cash, beginning of period	273,341	140,702	120,205
Cash, cash equivalents and restricted cash, end of period	$233,837	$273,341	$140,702

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

We believe this platform, delivered through our decentralized organizational structure, differentiates BBSI from our competitors. The Company operates through a network of 56 branch offices throughout California, Oregon, Arizona, Colorado, Idaho, Utah, Washington, Maryland, Nevada, Pennsylvania, Delaware, North Carolina, New Mexico, and Virginia. Approximately 75%, 77% and 79%, respectively, of our revenue during 2020, 2019, and 2018 was attributable to our California operations. BBSI was incorporated in Maryland in 1965.

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

We report PEO revenues net of direct payroll costs because we are not the primary obligor for these payments to our clients’ employees. Direct payroll costs include salaries, wages, health insurance, and employee out-of-pocket expenses incurred incidental to employment. We also present revenue net of safety incentives, because these incentives represent consideration payable to customers.

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $757,000 and $888,000 at December 31, 2020 and 2019, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers' payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

Our allowance for doubtful accounts activity is summarized as follows (in thousands):

	2020	2019	2018
Balance at January 1,
Allowance for doubtful accounts	$888	$533	$265
Charges to expense	125	459	268
Write-offs of uncollectible accounts, net of recoveries	(256)	(104)	—
Balance at December 31,
Allowance for doubtful accounts	$757	$888	$533

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

Property, equipment and software

Property, equipment and software are stated at cost. Expenditures for maintenance and repairs are charged to selling, general and administrative expenses as incurred and expenditures for additions and improvements to property and equipment are capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in the consolidated statements of operations.

We capitalize software development costs incurred during the application development stage, which is the stage when preliminary project planning ends and software development begins. Capitalized costs generally include both internal and external costs associated with coding and testing. Capitalized costs are amortized on a straight-line basis over the estimated useful life, commencing when the software is placed into service. Costs incurred during the preliminary project stage and the postimplementation stage, as well as general and administrative and overhead costs, are expensed as they are incurred.

Depreciation of property and equipment and amortization of software is calculated using the straight-line method over estimated useful lives of the related assets or lease terms, as follows:

Years
Buildings	39
Office furniture and fixtures	7
Computer hardware, software and software development costs	3-10
Leasehold improvements	Shorter of lease term or estimated useful life

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

Customer incentives

We accrue for and present expected safety incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers' compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third party administrator. The Company provided $18.8 million and $28.0 million at December 31, 2020 and 2019, respectively, as an estimate of the liability for unpaid safety incentives. Also, a one-time customer incentive of $9.8 million was declared in December 2018. At December 31, 2019 the remaining unpaid amount of this incentive was $2.4 million and is included in other accrued liabilities on the consolidated balance sheets. At December 31, 2020, no unpaid amount of this incentive remains.

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

Statements of cash flows

Interest paid in 2020, 2019, and 2018 did not materially differ from interest expense. Income taxes paid by the Company totaled $8.5 million, $15.4 million, and $1.8 million in 2020, 2019, and 2018, respectively.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our consolidated balance sheets to the amounts reported on the consolidated statements of cash flows (in thousands):

	December 31,	December 31,	December 31,
	2020	2019	2018
Cash and cash equivalents	$68,688	$44,570	$35,371
Restricted cash, included in restricted cash and investments	165,149	228,771	105,331
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$233,837	$273,341	$140,702

Basic and diluted earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year using the treasury method. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options and the issuance of stock associated with outstanding restricted stock units, performance share units and the Company’s employee stock purchase plan. Basic and diluted shares outstanding are summarized as follows (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Weighted average number of basic shares outstanding	7,577	7,451	7,342
Effect of dilutive securities	111	248	305
Weighted average number of diluted shares outstanding	7,688	7,699	7,647

Accounting estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are used for fair value measurement of investments, allowance for doubtful accounts, deferred income taxes, carrying values for goodwill and property, equipment and software, accrued workers' compensation liabilities and safety incentive liabilities. Actual results may or may not differ from such estimates.

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

At December 31, 2020, we had concentrations of credit risk as follows:

•	$144.8 million, at fair value, in corporate bonds.
•	$82.1 million, at fair value, in money market funds.
•	$55.5 million, at fair value, in mortgage backed securities.
•	$40.4 million, at fair value, in U.S. government agency securities.
•	$37.1 million, at fair value, in asset backed securities.
•	$5.0 million, at fair value, in mutual funds.
•	$4.8 million, at fair value, in supranational bonds.
•	$4.5 million, at fair value, in U.S. treasuries.

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

The following table summarizes the Company’s investments at December 31, 2020 and 2019 measured at fair value on a recurring basis (in thousands):

	December 31, 2020			December 31, 2019
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$42,007	$—	$42,007	$35,526	$—	$35,526
Total cash equivalents	42,007	—	42,007	35,526	—	35,526
Investments:
Corporate bonds	50,918	884	51,802	53,493	156	53,649
Asset backed securities	36,948	(146)	36,802	14,017	(13)	14,004
U.S. government agency securities	7,396	752	8,148	7,408	282	7,690
Mortgage backed securities	4,367	24	4,391	2,737	1	2,738
U.S. treasuries	100	1	101	4,500	9	4,509
Total current investments	99,729	1,515	101,244	82,155	435	82,590
Restricted cash and investments (1):
Corporate bonds	88,902	4,091	92,993	98,481	1,931	100,412
Mortgage backed securities	48,795	2,356	51,151	62,930	837	63,767
Money market funds	40,063	(4)	40,059	29,046	—	29,046
U.S. government agency securities	29,737	2,466	32,203	27,885	642	28,527
Mutual funds	5,036	—	5,036	3,466	—	3,466
Supranational bonds	4,775	3	4,778	4,770	30	4,800
U.S. treasuries	4,371	19	4,390	16,906	21	16,927
Asset backed securities	256	4	260	303	—	303
Total restricted cash and investments	221,935	8,935	230,870	243,787	3,461	247,248
Total investments	$363,671	$10,450	$374,121	$361,468	$3,896	$365,364

(1) Included in restricted cash and investments within the consolidated balance sheets as of December 31, 2020 and 2019 is restricted cash of $124.3 million and $197.0 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company's investments at December 31, 2020 and 2019 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	December 31, 2020					December 31, 2019
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$42,007	$—	$—	$—	$42,007	$35,526	$—	$—	$—	$35,526
Investments:
Corporate bonds	51,802	—	51,802	—	—	53,649	—	53,649	—	—
Asset backed securities	36,802	—	36,802	—	—	14,004	—	14,004	—	—
U.S. government agency securities	8,148	—	8,148	—	—	7,690	—	7,690	—	—
Mortgage backed securities	4,391	—	4,391	—	—	2,738	—	2,738	—	—
U.S. treasuries	101	—	101	—	—	4,509	—	4,509	—	—
Restricted cash and investments:
Corporate bonds	92,993	—	92,993	—	—	100,412	—	100,412	—	—
Mortgage backed securities	51,151	—	51,151	—	—	63,767	—	63,767	—	—
Money market funds	40,059	—	—	—	40,059	29,046	—	—	—	29,046
U.S. government agency securities	32,203	—	32,203	—	—	28,527	—	28,527	—	—
Mutual funds	5,036	5,036	—	—	—	3,466	3,466	—	—	—
Supranational bonds	4,778	—	4,778	—	—	4,800	—	4,800	—	—
U.S. treasuries	4,390	—	4,390	—	—	16,927	—	16,927	—	—
Asset backed securities	260	—	260	—	—	303	—	303	—	—
Total investments	$374,121	$5,036	$287,019	$—	$82,066	$365,364	$3,466	$297,326	$—	$64,572

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

The following table summarizes the contractual maturities of the Company’s available for sale securities at December 31, 2020 and 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2020
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$49,308	$61,315	$34,172	$—	$144,795
Money market funds	82,066	—	—	—	82,066
U.S. government agency securities	1,013	18,668	20,670	—	40,351
Asset backed securities	2	267	—	36,793	37,062
Supranational bonds	4,778	—	—	—	4,778
U.S. treasuries	1,367	1,504	1,620	—	4,491
Total	$138,534	$81,754	$56,462	$36,793	$313,543

	December 31, 2019
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$7,238	$120,887	$25,936	$—	$154,061
Money market funds	64,572	—	—	—	64,572
U.S. government agency securities	2,128	6,425	27,664	—	36,217
U.S. treasuries	20,632	804	—	—	21,436
Asset backed securities	—	319	—	13,988	14,307
Supranational bonds	—	4,800	—	—	4,800
Total	$94,570	$133,235	$53,600	$13,988	$295,393

The average contractual maturity of mortgage backed securities, which are excluded from the table above, was 17 years as of December 31, 2020 and 2019.

Note 4 - Property, Equipment and Software

Property, equipment and software consists of the following (in thousands):

	December 31,
	2020	2019
Buildings	$16,498	$16,551
Office furniture and fixtures	13,691	12,805
Computer hardware and software	11,591	12,728
Software development costs	18,353	12,313
Other	437	403
	60,570	54,800
Less accumulated depreciation and amortization	(27,144)	(24,566)
	33,426	30,234
Land	1,490	1,490
	$34,916	$31,724

 We recognized $3.4 million, $3.3 million and $3.8 million in depreciation expense associated with our property and equipment in 2020, 2019 and 2018, respectively. We recognized $1.4 million, $531,000, and $368,000 in amortization of capitalized software development costs in 2020, 2019 and 2018, respectively. We capitalized $6.0 million, $8.3 million and $0.9 million of software development costs in 2020, 2019 and 2018, respectively.

Note 5 - Workers' Compensation Claims

The following table summarizes the aggregate workers' compensation reserve activity (in thousands):

	Years Ended December 31,
	2020	2019	2018
Beginning balance
Workers' compensation claims liabilities	$438,986	$413,397	$363,517
Add: claims expense accrual
Current period	147,097	161,691	162,525
Prior periods	(6,383)	(13,355)	(3,846)
	140,714	148,336	158,679
Less: claim payments related to
Current period	22,877	24,414	23,444
Prior periods	198,620	98,445	85,603
	221,497	122,859	109,047
Change in claims incurred in excess of retention limits	(457)	112	248
Ending balance
Workers' compensation claims liabilities	$357,746	$438,986	$413,397
Incurred but not reported (IBNR)	$210,798	$285,191	$260,529

Ratio of IBNR to workers' compensation claims liabilities	59%	65%	63%

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

Through various insurance arrangements, the Company retains risk of loss up to the first $3.0 million per occurrence, except in Maryland and Colorado, where our retention per occurrence is $1.0 million and $2.0 million, respectively. For claims incurred prior to July 1, 2020, the Company retains risk of loss up to the first $5.0 million per occurrence, except in Maryland and Colorado, where the retention per occurrence is $1.0 million and $2.0 million, respectively.

The fronted program with Chubb requires that collateral be advanced at the inception of the policy term. To partially satisfy these collateral requirements, the Company provided a letter of credit of $63.7 million from its principal bank, Wells Fargo Bank, National Association (the “Bank”).

In addition, the Company makes monthly collateral payments into trust accounts (the “Chubb trust accounts”) for the fronted program. The balance in the Chubb trust accounts was $290.7 million and $393.5 million at December 31, 2020 and December 31, 2019, respectively. The Chubb trust accounts’ balances are included as a component of the current and long-term restricted cash and investments on the Company’s consolidated balance sheets.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain collateral totaling $60.1 million and $76.1 million at December 31, 2020 and 2019, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At December 31, 2020, the Company provided surety bonds and standby letters of credit totaling $60.1 million, including a California requirement of $39.2 million.

On June 29, 2020, the Company entered into a loss portfolio transfer agreement to remove all outstanding workers’ compensation claims obligations for claims incurred under its fronted insurance program between February 1, 2014 and December 31, 2017. This transaction reduced the Company’s outstanding workers’ compensation liabilities and Chubb trust account balances by $115.7 million.

The Company provided a total of $357.7 million and $439.0 million at December 31, 2020 and 2019, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $2.9 million and $3.3 million at December 31, 2020 and 2019, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from excess insurance carriers of $2.9 million and $3.3 million at December 31, 2020 and 2019, respectively, included on other assets on the consolidated balance sheets.

Note 6 - Revolving Credit Facility and Long-Term Debt

On September 30, 2020, the Company entered into an amended credit agreement (the “Agreement”) with the Bank, which reverted to the provisions set forth in the agreement prior to May 15, 2020. The Agreement reduced the revolving credit line from $50.0 million back to $33.0 million; the sublimit for standby letters of credit remains at $8.0 million. At December 31, 2020, $6.2 million of the sublimit for standby letters of credit was used. The Agreement expires on July 1, 2022.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2020 and 2019. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provides for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2021, subject to automatic renewal in specified circumstances. The Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 15 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million. Through the fourth quarter of 2020, the Company deposited $38.9 million into the Collateral Accounts.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company's workers' compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At December 31, 2020, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $3.7 million and $4.0 million at December 31, 2020 and 2019, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022. LIBOR likely will no longer be in general use as a reference rate by financial institutions by December 31, 2021.

Note 7 – Benefit Plans

We have a 401(k) Retirement Savings Plan for the benefit of our eligible employees. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. We make matching contributions to the 401(k) plan under a safe harbor provision. The determination of any discretionary Company contributions to the plan is at the sole discretion of our Board of Directors. No discretionary Company contributions were made to the plan for the years ended December 31, 2020, 2019 and 2018. We made matching contributions of $1.8 million, $1.9 million and $1.6 million in 2020, 2019, and 2018, respectively.

The Company allows certain highly compensated employees of the Company to defer compensation under a nonqualified deferred compensation plan. The long-term portion of the deferred compensation plan liability was $4.9 million and $3.5 million at December 31, 2020 and 2019, respectively, and is recorded in customer deposits and other long-term liabilities on the consolidated balance sheets. The current portion of the deferred compensation plan liability was $0.1 million at December 31, 2020, and is recorded in other accrued liabilities on the consolidated balance sheets. There was no balance in the current portion of the deferred compensation plan liability at December 31, 2019. The fair value of the long-term portion of this plan was $4.9 million and $3.5 million at December 31, 2020 and 2019, respectively, and is recorded in noncurrent restricted cash and investments on the consolidated balance sheets. The fair value of the current portion of this plan was $0.1 million at December 31, 2020, and is recorded in current restricted cash and investments on the consolidated balance sheets. There was no balance in the fair value of the current portion of this plan at December 31, 2019.

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

Information related to the Company's total lease costs were as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Operating lease cost	$8,352	$7,825
Variable lease cost	928	1,068
Short-term lease cost	709	304
Total lease cost	$9,989	$9,197

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, rental expense for the year ended December 31, 2018 was $7.9 million.

Information related to the Company's ROU assets and related lease liabilities were as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Cash paid for operating lease liabilities	$8,136	$7,479
Right-of-use assets obtained in exchange for new operating lease obligations (1)	6,444	30,792

(1) The 2019 year-end balance includes $25.8 million for operating leases existing on January 1, 2019 and $5.0 million for operating leases that commenced in 2019.

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term	3.7 years	3.9 years
Weighted-average discount rate	3.9%	4.3%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2020 (in thousands):

2021	$8,314
2022	6,833
2023	5,309
2024	3,309
2025	1,153
Thereafter	728
Total undiscounted future minimum lease payments	25,646
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	1,688
Total operating lease liabilities	$23,958
Current operating lease liabilities	$7,539
Long-term operating lease liabilities	16,419
Total operating lease liabilities	$23,958

The Company has additional operating leases of $2.3 million that have not commenced as of December 31, 2020, and as such, have not been recognized on the Company’s Consolidated Balance Sheets. These operating leases are expected to commence in 2021 with lease terms between 5 years and 7 years.

Note 9 - Income Taxes

The provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$2,943	$8,806	$7,412
State	396	1,381	408
	3,339	10,187	7,820
Deferred:
Federal	4,156	(774)	(824)
State	1,336	3,433	(289)
	5,492	2,659	(1,113)
Total provision	$8,831	$12,846	$6,707

Deferred income tax assets and liabilities consist of the following components (in thousands):

	December 31,
	2020	2019
Deferred income tax assets:
Workers' compensation claims liabilities	$9,946	$12,151
Operating lease liability	6,107	5,920
Deferred compensation	2,235	1,988
Payroll tax deferral	1,668	—
Other	1,154	1,345
MCC accrual	1,062	1,458
Equity based compensation	555	913
State credit carryforward	518	923
Customer incentives	54	333
State loss carryforward	—	33
	23,299	25,064
Less: valuation allowance	163	173
	23,136	24,891
Deferred income tax liabilities:
Tax amortization of goodwill	(10,375)	(10,312)
Tax depreciation in excess of book depreciation	(7,187)	(3,421)
Operating lease right-of-use	(5,766)	(5,588)
Tax effect of unrealized gains, net	(2,871)	(1,058)
Other	(1,455)	(1,724)
	(27,654)	(22,103)
Net deferred income taxes	$(4,518)	$2,788

The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

	Year Ended December 31,
	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.2	6.2	0.3
Adjustment for final positions on filed returns	0.6	(0.2)	(1.1)
Nondeductible expenses and other, net	0.7	1.3	1.2
Federal and state tax credits	(4.9)	(7.5)	(6.4)
Other, net	0.1	0.2	—
	20.7%	21.0%	15.0%

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely than not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended at both December 31, 2020 and December 31, 2019.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014. In July 2020, BBSI received a draft Revenue Agent Report in relation to the ongoing IRS audit for tax years 2011 to 2014. The report indicates that the IRS intends to disallow certain wage-based tax credits claimed, which would result in an estimated total additional tax due of approximately $2.3 million for the tax years 2012 through 2015, including the impact on carryover tax attributes. The Company disagrees with the initial determination and believes that it has technical merits to defend its position. Based on management’s more-likely-than-not assessment that the position is sustainable, no reserve has been recorded in the financial statements.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for the 2015 and 2016 tax year and tax years before 2011. As of December 31, 2020, 2019 and 2018, the Company had no material unrecognized tax benefits.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At December 31, 2020, the Company had an immaterial amount of state operating loss carryforwards. At December 31, 2020, the Company did not have a federal general business tax credit carryforward or an alternative minimum tax credit carryforward.

Note 10 - Stock Incentive Plans

The Company's 2020 Stock Incentive Plan (the "2020 Plan"), which provides for share-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by stockholders on May 27, 2020. The number of shares of common stock reserved for issuance under the 2020 Plan is 375,000, of which the maximum number of shares for which incentive stock options may be granted is 375,000. The 2020 Plan replaced the Company’s 2015 Stock Incentive Plan (the “2015 Plan”), and no new share-based awards may be granted under the 2015 Plan. The number of shares available for grant at December 31, 2020 is 303,462.

Share-based compensation expense included in selling, general and administrative expenses during the years ended December 31, 2020, 2019 and 2018, was $3.4 million, $7.2 million and $5.5 million, respectively. Related income tax benefits for the years ended December 31, 2020, 2019 and 2018, were $0.8 million, $1.3 million and $1.5 million, respectively.

Stock Options

Outstanding stock options generally vest over either four or eight years and expire ten years after the date of grant.

A summary of the status of the Company’s stock options at December 31, 2020, together with changes during the periods then ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term (Years)	(In Thousands)
Outstanding at December 31, 2019	317,840	$43.40	—	—
Options exercised	(138,192)	19.30	—	—
Options cancelled	(40,000)	82.21	—	—
Outstanding at December 31, 2020	139,648	56.13	4.88	2,807
Exercisable at December 31, 2020	56,648	$21.15	1.71	$2,807

The fair value of stock option awards as determined under the Black-Scholes option-pricing model was estimated with the following weighted-average assumptions:

2018
Expected volatility	42.2%
Risk free interest rate	2.7%
Expected dividend yield	1.2%
Expected term	8.3 years
Weighted average fair value per share	$36.41

No stock options were granted during the years ended December 31, 2020 and 2019. The weighted average fair value per share of stock options granted for the year ended December 31, 2018 was $36.41. No stock options were granted with an exercise price below market price during 2018.

The intrinsic value of stock options exercised for the years ended December 31, 2020, 2019 and 2018 was $4.1 million, $3.8 million, and $2.5 million, respectively. The fair value of stock options vested for the years ended December 31, 2020, 2019 and 2018 was $43,000, $312,000, and $312,000, respectively. As of December 31, 2020, unrecognized compensation expense related to stock options was $2.4 million with a weighted average remaining amortization period of 5.2 years.

Restricted Stock Units

Restricted stock units generally vest in four equal annual installments beginning one year following the date of grant.

The following table presents restricted stock unit activity:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested at December 31, 2019	173,473	$71.49
Granted	126,206	49.65
Vested	(62,244)	63.93
Cancelled/Forfeited	(55,612)	67.94
Nonvested at December 31, 2020	181,823	$59.16

The total fair value of restricted stock units vested during the years ended December 31, 2020, 2019 and 2018 was $3.8 million, $5.8 million and $4.0 million, respectively. As of December 31, 2020, unrecognized compensation expense related to restricted stock units was $8.6 million with a weighted average remaining amortization period of 2.9 years.

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

The following table presents PSU activity:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested at December 31, 2019	35,826	$67.47
Vested	(13,912)	53.42
Cancelled/Forfeited	(13,450)	76.15
Nonvested at December 31, 2020	8,464	$76.78

The total fair value of PSUs vested during the years ended December 31, 2020 and 2019 was $743,000 and $296,000. No PSUs vested in 2018.

Employee Stock Purchase Plan

The Company offers employees the right to purchase shares at a discount from the market price under the Company’s 2019 Employee Stock Purchase Plan. Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 15% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the fair market value at the end of the offering period. As of December 31, 2020, approximately 293,000 shares were reserved for future issuance under the 2019 Employee Stock Purchase Plan.

Note 11 - Stock Repurchase Program

The Company maintains a stock repurchase program approved by the Board of Directors, which authorizes the repurchase of shares from time to time in open market purchases. On August 6, 2019, the Board of Directors authorized the repurchase of up to $50.0 million of the Company's common stock over a three-year period beginning August 15, 2019. The Company repurchased 144,470 shares at an aggregate purchase price of $8.1 million during 2020. No share repurchases were made during 2019. In addition, shares of restricted stock units withheld to satisfy tax-withholding obligations from the vesting of restricted stock units were 25,922 and 38,356 in 2020 and 2019, respectively, which are not subject to the current repurchase program. See “Note 6. Revolving Credit Facility and Long-Term Debt” for related restrictions.

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

On February 27, 2019, the California Supreme Court granted the petition to review the appellate court’s decision, and oral argument took place on January 5, 2021. A decision from the California Supreme Court is pending.

BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. Given the uncertainties surrounding litigation, management is unable to estimate a potential range of loss arising from these actions.

Note 13 - Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2020
Revenues	$219,104	$201,031	$227,513	$233,176
Cost of revenues	193,053	154,388	168,279	182,197
Gross margin	26,051	46,643	59,234	50,979
Net (loss) income	(3,407)	11,510	18,511	7,151
Basic (loss) income per common share	(0.45)	1.52	2.42	0.94
Diluted (loss) income per common share	(0.45)	1.51	2.40	0.93

Year ended December 31, 2019
Revenues	$218,215	$230,982	$247,962	$245,152
Cost of revenues	189,868	175,863	177,198	191,129
Gross margin	28,347	55,119	70,764	54,023
Net (loss) income	(2,300)	13,907	24,971	11,714
Basic (loss) income per common share	(0.31)	1.88	3.34	1.57
Diluted (loss) income per common share	(0.31)	1.81	3.24	1.51

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2020.

Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is a process designed by, or under the supervision of, our CEO and our CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our ICFR based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting has also been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report included below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To the Stockholders and the Board of Directors of
Barrett Business Services, Inc.
Vancouver, Washington

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Barrett Business Services, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 8, 2021, expressed an unqualified opinion on those financial statements.

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

March 8, 2021

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

The information required by this item is incorporated by reference to the information set forth under the captions “Director Compensation for 2020” and “Executive Compensation” in the Proxy Statement.

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

Exhibits

The following exhibits are filed or furnished herewith or incorporated by reference and this list is intended to constitute the exhibit index.

Exhibit

Number	Description
3.1

Charter of the Registrant, as amended, through May 31, 2018. Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2018 (the "2018 Second Quarter 10-Q").

3.2

Bylaws of the Registrant, as amended through May 27, 2020. Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2020 (the "2020 Second Quarter 10-Q").

4.1

Second Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”), dated as of August 5, 2019. Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019 (the "2019 Second Quarter 10-Q").

4.2

First Amendment, dated as of May 15, 2020, to Second Amended and Restated Credit Agreement between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 21, 2020.

4.3

Second Amendment, dated as of September 25, 2020, to Second Amended and Restated Credit Agreement between the Registrant and Wells Fargo.  Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 6, 2020.

4.4

Security Agreement: Specific Rights to Payment dated as of June 14, 2013, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

4.5

Second Amended and Restated Third Party Security Agreement: Specific Rights to Payment dated as of December 29, 2014, between Associated Insurance Company for Excess (“AICE”) and Wells Fargo. Incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10‑K for the year ended December 31, 2014.

4.6

First Amendment to Second Amended and Restated Third Party Security Agreement: Specific Rights to Payment dated as of August 27, 2015, between AICE and Wells Fargo. Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “2016 First Quarter 10-Q”).

4.7

Second Amendment to Second Amended and Restated Third Party Security Agreement: Specific Rights to Payment dated as of December 30, 2015, between AICE and Wells Fargo. Incorporated by reference to Exhibit 4.4 to the 2016 First Quarter 10-Q.

4.8

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

4.10	Amended and Restated Security Agreement: Business Assets, dated as of June 20, 2018, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.5 to the 2018 Second Quarter 10‑Q.
4.11

Third Party Security Agreement: Business Assets, dated as of June 20, 2018, between Associated Insurance Company for Excess, a subsidiary of the Registrant, and Wells Fargo. Incorporated by reference to Exhibit 4.6 to the 2018 Second Quarter 10‑Q.

4.12	Amended and Restated Standby Letter of Credit Agreement dated as of June 20, 2018, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.4 to the 2018 Second Quarter 10‑Q.
4.13	Third Amended and Restated Revolving Line of Credit Note dated August 5, 2019 of the Registrant. Incorporated by reference to Exhibit 4.2 to the 2019 Second Quarter 10-Q.
4.14	Description of the Registrant's Capital Stock. Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 26, 2020.
10.1	Second Amended and Restated 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*
10.2	2003 Stock Incentive Plan of the Registrant (the "2003 Plan"). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.*
10.3	2009 Stock Incentive Plan of the Registrant (the “2009 Plan”). Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*
10.4	2015 Stock Incentive Plan of the Registrant (the "2015 Plan"). Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8‑K filed on June 2, 2015.*
10.5	2020 Stock Incentive Plan of the Registrant (the "2020 Plan"). Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2020.*

10.6	Form of Performance Share Award Agreement for Executive Officers for awards granted beginning in 2018 under the 2015 Plan. Incorporated by reference to Exhibit 10.1 to the 2018 Second Quarter 10‑Q.*
10.7

Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “2010 First Quarter 10-Q”).*

10.8	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.3 to the 2010 First Quarter 10-Q.*
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
10.11

Nonqualified Stock Option Award Agreement between the Registrant and Thomas J. Carley dated July 1, 2016. Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

10.12

Form of Employee Nonqualified Stock Option Award Agreement for grants to Gerald R. Blotz and Gary E. Kramer effective March 28, 2018, under the 2015 Plan. Incorporated by reference to Exhibit 10.2 to the 2018 Second Quarter 10‑Q.*

10.13	Form of Incentive Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the 2010 First Quarter 10-Q.*
10.14	Form of Incentive Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.1 to the 2011 First Quarter 10-Q.*
10.15

Form of Incentive Stock Option Award Agreement relating to February 2, 2015, grants under the 2009 Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.*

10.16

Form of Employee Restricted Stock Units Award Agreement for Executive Officers for awards granted beginning in 2017 under the 2015 Plan. Incorporated by reference to Exhibit 10.3 to the 2017 Second Quarter 10-Q.*

10.17

Amendment to each outstanding Employee Restricted Stock Units, Award Agreement for Executive Officers effective August 7, 2017. Incorporated by reference to Exhibit 10.5 to the 2017 Second Quarter 10-Q.*

10.18

Form of Restricted Stock Units Award Agreement for Executive Officers for awards granted beginning in 2018 under the 2015 Plan. Incorporated by reference to Exhibit 10.3 to the 2018 Second Quarter 10‑Q.*

10.19

Form of Restricted Stock Units Award Agreement for Executive Officers under the 2020 Plan.  Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10‑Q for the quarter ended September 30, 2020 (the "2020 Third Quarter 10-Q").*

10.20	Form of Non-Employee Director Restricted Stock Units Award Agreement for awards granted in 2019 under the 2015 Plan. Incorporated by reference to Exhibit 10.1 to the 2019 Second Quarter 10‑Q.*
10.21	Form of Restricted Stock Units Award Agreement for Non-Employee Directors under the 2020 Plan. Incorporated by reference to Exhibit 10.2 to the 2020 Third Quarter 10-Q.*
10.22	Summary of Compensatory Arrangements for Non-Employee Directors of the Registrant effective July 1, 2020. Incorporated by reference to Exhibit 10.4 to the 2020 Third Quarter 10-Q.*
10.23	Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.8 to the 2017 Second Quarter 10-Q.*

10.24

First and Second Amendments to the Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*

10.25

Form of Restricted Stock Units Award Agreement under Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*

10.26

Form of Restricted Stock Units Award Agreement under Nonqualified Deferred Compensation Plan for grants beginning July 1, 2020. Incorporated by reference to Exhibit 10.3 to the 2020 Third Quarter 10-Q.*

10.27

Employment Agreement between the Registrant and Gary Kramer Jr., dated April 22, 2020. Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 24, 2020.*

10.28	Employment Agreement between the Registrant and Gerald Blotz, dated April 22, 2020. Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 24, 2020.*
10.29	Employment Agreement between the Registrant and Anthony Harris, dated April 22, 2020. Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 24, 2020.*
10.30	Employment Agreement between the Registrant and James Potts, dated August 14, 2020.*
10.31	Amended Death Benefit Agreement entered into by the Registrant and Gerald L. Blotz effective October 30, 2020.*
10.32	Death Benefit Agreement entered into by the Registrant and Anthony Harris effective June 30, 2020. Incorporated by reference to Exhibit 10.7 to the 2020 Second Quarter 10‑Q.*
10.33	Amended Death Benefit Agreement entered into by the Registrant and Gary Kramer effective June 30, 2020. Incorporated by reference to Exhibit 10.8 to the 2020 Second Quarter 10‑Q.*
10.34	Death Benefit Agreement entered into by the Registrant and James Potts effective October 30, 2020.*
10.35

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

21.	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Coverage Page Interactive Data File (embedded within the Inline XBRL document).
*	Denotes a management contract or a compensatory plan or arrangement.
Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: March 8, 2021	By:	/s/ Anthony J. Harris
Anthony J. Harris Executive Vice President and Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 8th day of March, 2021.

Principal Executive Officer and Director:

/s/ Gary E. Kramer	President and Chief Executive Officer and Director
Gary E. Kramer

Principal Financial and Accounting Officer:

/s/ Anthony J. Harris	Executive Vice President and Chief Financial Officer and Treasurer
Anthony J. Harris

Majority of Directors:

/s/ Thomas J. Carley	Director
Thomas J. Carley

/s/ Thomas B. Cusick	Director
Thomas B. Cusick

/s/ Diane L. Dewbrey	Director
Diane L. Dewbrey

/s/ James B. Hicks	Director
James B. Hicks, Ph.D.

/s/ Jon L. Justesen	Director
Jon L. Justesen

/s/ Anthony Meeker	Chairman of the Board and Director
Anthony Meeker

/s/ Vincent P. Price	Director
Vincent P. Price