Form 10-Q
period 2021-03-31
BARRETT BUSINESS SERVICES INC
filed 2021-05-05
CIK 902791

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of April 21, 2021, 7,565,315 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$28,545	$68,688
Investments	114,142	101,244
Trade accounts receivable, net	207,430	118,506
Income taxes receivable	8,209	6,485
Prepaid expenses and other	14,613	15,961
Restricted cash and investments	99,183	96,991
Total current assets	472,122	407,875
Property, equipment and software, net	35,400	34,916
Operating lease right-of-use assets	23,475	23,025
Restricted cash and investments	261,020	258,153
Goodwill	47,820	47,820
Other assets	2,818	3,161
	$842,655	$774,950
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	5,611	4,746
Accrued payroll, payroll taxes and related benefits	233,132	149,989
Current operating lease liabilities	8,006	7,539
Other accrued liabilities	8,292	7,275
Workers' compensation claims liabilities	103,290	102,040
Safety incentives liability	11,254	18,827
Total current liabilities	369,806	290,637
Long-term workers' compensation claims liabilities	259,373	255,706
Long-term debt	3,455	3,510
Deferred income taxes	2,511	4,518
Long-term operating lease liabilities	16,387	16,419
Customer deposits and other long-term liabilities	6,638	5,925
Total liabilities	658,170	576,715
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,554 and 7,566 shares issued and outstanding	76	76
Additional paid-in capital	26,483	24,885
Accumulated other comprehensive income	2,314	7,564
Retained earnings	155,612	165,710
Total stockholders' equity	184,485	198,235
	$842,655	$774,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Professional employer service fees	$193,819	$193,592
Staffing services	24,626	25,512
Total revenues	218,445	219,104
Cost of revenues:
Direct payroll costs	18,450	19,077
Payroll taxes and benefits	122,783	119,462
Workers' compensation	46,347	54,514
Total cost of revenues	187,580	193,053
Gross margin	30,865	26,051
Selling, general and administrative expenses	37,107	32,115
Depreciation and amortization	1,297	1,000
Loss from operations	(7,539)	(7,064)
Other income (expense):
Investment income, net	1,769	2,967
Interest expense	(308)	(235)
Other, net	9	1
Other income, net	1,470	2,733
Loss before income taxes	(6,069)	(4,331)
Benefit from income taxes	(1,515)	(924)
Net loss	$(4,554)	$(3,407)
Basic loss per common share	$(0.60)	$(0.45)
Weighted average number of basic common shares outstanding	7,576	7,521
Diluted loss per common share	$(0.60)	$(0.45)
Weighted average number of diluted common shares outstanding	7,576	7,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(4,554)	$(3,407)
Unrealized losses on investments, net of tax of ($2,007) and ($1,046) in 2021 and 2020, respectively	(5,250)	(2,735)
Comprehensive loss	$(9,804)	$(6,142)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2021 and 2020

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance, December 31, 2020	7,566	$76	$24,885	$7,564	$165,710	$198,235
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	38	—	815	—	—	815
Common stock repurchased on vesting of restricted stock units and performance awards	(1)	—	(107)	—	—	(107)
Share-based compensation expense	—	—	1,060	—	—	1,060
Company repurchase of common stock	(49)	—	(170)	—	(3,266)	(3,436)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,278)	(2,278)
Unrealized loss on investments, net of tax	—	—	—	(5,250)	—	(5,250)
Net loss	—	—	—	—	(4,554)	(4,554)
Balance, March 31, 2021	7,554	$76	$26,483	$2,314	$155,612	$184,485

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance, December 31, 2019	7,514	$75	$20,227	$2,819	$148,678	$171,799
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	56	1	903	—	—	904
Common stock repurchased on vesting of restricted stock units and performance awards	(6)	—	(378)	—	—	(378)
Share-based compensation expense	—	—	342	—	—	342
Company repurchase of common stock	(59)	(1)	(169)		(2,817)	(2,987)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,262)	(2,262)
Unrealized loss on investments, net of tax	—	—	—	(2,735)	—	(2,735)
Net loss	—	—	—	—	(3,407)	(3,407)
Balance, March 31, 2020	7,505	$75	$20,925	$84	$140,192	$161,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,554)	$(3,407)
Reconciliations of net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,297	1,000
Non-cash lease expense	1,872	1,724
Investment amortization and losses recognized	203	81
Deferred Income taxes	—	508
Share-based compensation	1,060	342
Changes in certain operating assets and liabilities:
Trade accounts receivable	(88,924)	(2,229)
Income taxes	(1,724)	(1,102)
Prepaid expenses and other	1,348	(1,592)
Accounts payable	865	(1,660)
Accrued payroll, payroll taxes and related benefits	83,926	6,406
Other accrued liabilities	964	(2,095)
Workers' compensation claims liabilities	5,273	6,452
Safety incentives liability	(7,573)	(1,620)
Operating lease liabilities	(1,887)	(1,672)
Other assets and liabilities, net	(30)	(95)
Net cash (used in) provided by operating activities	(7,884)	1,041
Cash flows from investing activities:
Purchase of property, equipment and software	(1,781)	(3,439)
Purchase of investments	(23,444)	(23,722)
Proceeds from sales and maturities of investments	9,381	21,758
Purchase of restricted investments	(132,788)	(1,828)
Proceeds from sales and maturities of restricted investments	24,286	14,449
Net cash (used in) provided by investing activities	(124,346)	7,218
Cash flows from financing activities:
Payments on long-term debt	(55)	(55)
Repurchase of common stock	(3,436)	(2,987)
Common stock repurchased on vesting of stock awards	(107)	(378)
Dividends paid	(2,278)	(2,262)
Proceeds from exercise of stock options	815	904
Net cash used in financing activities	(5,061)	(4,778)
Net (decrease) increase in cash, cash equivalents and restricted cash	(137,291)	3,481
Cash, cash equivalents and restricted cash, beginning of period	233,837	273,341
Cash, cash equivalents and restricted cash, end of period	$96,546	$276,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The accompanying condensed financial statements are prepared on a consolidated basis. All intercompany account balances and transactions have been eliminated in consolidation. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K at pages 34 – 61. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $1,092,000 and $757,000 at March 31, 2021 and December 31, 2020, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Safety incentives

We accrue for and present expected safety incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator. The Company provided $11.3 million and $18.8 million at March 31, 2021 and December 31, 2020, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid during the three months ended March 31, 2021 and 2020 did not materially differ from interest expense. Income taxes paid during the three months ended March 31, 2021 totaled $0.2 million. No income taxes were paid during the three months ended March 31, 2020.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$28,545	$68,688	$14,272	$44,570
Restricted cash, included in restricted cash and investments	68,001	165,149	262,550	228,771
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$96,546	$233,837	$276,822	$273,341

Basic and diluted earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year using the treasury method. Diluted earnings per share reflect the potential effects of the exercise of outstanding stock options, the issuance of stock associated with outstanding restricted stock units, performance share units and the Company’s employee stock purchase plan. Basic and diluted shares outstanding are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Weighted average number of basic shares outstanding	7,576	7,521
Effect of dilutive securities	—	—
Weighted average number of diluted shares outstanding	7,576	7,521

As a result of the net loss for the three months ended March 31, 2021 and 2020, 95,899 and 187,745 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at March 31, 2021 and December 31, 2020 measured at fair value on a recurring basis (in thousands):

	March 31, 2021			December 31, 2020
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$225	$—	$225	$42,007	$—	$42,007
Total cash equivalents	225	—	225	42,007	—	42,007
Investments:
Corporate bonds	59,034	70	59,104	50,918	884	51,802
Asset backed securities	36,945	55	37,000	36,948	(146)	36,802
Mortgage backed securities	10,078	(171)	9,907	4,367	24	4,391
U.S. government agency securities	7,393	638	8,031	7,396	752	8,148
U.S. treasuries	100	—	100	100	1	101
Total current investments	113,550	592	114,142	99,729	1,515	101,244
Restricted cash and investments (1):
Corporate bonds	149,582	155	149,737	88,902	4,091	92,993
Mortgage backed securities	68,674	1,619	70,293	48,795	2,356	51,151
Money market funds	39,290	4	39,294	40,063	(4)	40,059
U.S. government agency securities	34,937	1,717	36,654	29,737	2,466	32,203
U.S. treasuries	30,129	(897)	29,232	4,371	19	4,390
Mutual funds	5,821	—	5,821	5,036	—	5,036
Asset backed securities	237	3	240	256	4	260
Supranational bonds	—	—	—	4,775	3	4,778
Total restricted cash and investments	328,670	2,601	331,271	221,935	8,935	230,870
Total investments	$442,445	$3,193	$445,638	$363,671	$10,450	$374,121

(1) Included in restricted cash and investments within the condensed consolidated balance sheets is restricted cash of $28.9 million and $124.3 million as of March 31, 2021 and December 31, 2020, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at March 31, 2021 and December 31, 2020 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	March 31, 2021					December 31, 2020
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$225	$—	$—	$—	$225	$42,007	$—	$—	$—	$42,007
Investments:
Corporate bonds	59,104	—	59,104	—	—	51,802	—	51,802	—	—
Asset backed securities	37,000	—	37,000	—	—	36,802	—	36,802	—	—
Mortgage backed securities	9,907	—	9,907	—	—	4,391	—	4,391	—	—
U.S. government agency securities	8,031	—	8,031	—	—	8,148	—	8,148	—	—
U.S. treasuries	100	—	100	—	—	101	—	101	—	—
Restricted cash and investments:
Corporate bonds	149,737	—	149,737	—	—	92,993	—	92,993	—	—
Mortgage backed securities	70,293	—	70,293	—	—	51,151	—	51,151	—	—
Money market funds	39,294	—	—	—	39,294	40,059	—	—	—	40,059
U.S. government agency securities	36,654	—	36,654	—	—	32,203	—	32,203	—	—
U.S. treasuries	29,232	—	29,232	—	—	4,390	—	4,390	—	—
Mutual funds	5,821	5,821	—	—	—	5,036	5,036	—	—	—
Asset backed securities	240	—	240	—	—	260	—	260	—	—
Supranational bonds	—	—	—	—	—	4,778	—	4,778	—	—
Total investments	$445,638	$5,821	$400,298	$—	$39,519	$374,121	$5,036	$287,019	$—	$82,066

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at March 31, 2021 and December 31, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2021
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$44,701	$68,171	$95,969	$—	$208,841
U.S. government agency securities	1,007	18,497	25,181	—	44,685
Money market funds	39,519	—	—	—	39,519
Asset backed securities	—	246	2,201	34,793	37,240
U.S. treasuries	959	682	27,691	—	29,332
Total	$86,186	$87,596	$151,042	$34,793	$359,617

	December 31, 2020
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$49,308	$61,315	$34,172	$—	$144,795
Money market funds	82,066	—	—	—	82,066
U.S. government agency securities	1,013	18,668	20,670	—	40,351
Asset backed securities	2	267	—	36,793	37,062
Supranational bonds	4,778	—	—	—	4,778
U.S. treasuries	1,367	1,504	1,620	—	4,491
Total	$138,534	$81,754	$56,462	$36,793	$313,543

The average contractual maturity of mortgage backed securities, which are excluded from the table above, was 21 years and 17 years as of March 31, 2021 and December 31, 2020, respectively.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Beginning balance
Workers' compensation claims liabilities	$357,746	$438,986
Add: claims expense accrual
Current period	33,270	38,492
Prior periods	(1,180)	(813)
	32,090	37,679
Less: claim payments related to
Current period	1,050	1,550
Prior periods	25,767	29,677
	26,817	31,227

Change in claims incurred in excess of retention limits	(356)	(128)

Ending balance
Workers' compensation claims liabilities	$362,663	$445,310
Incurred but not reported (IBNR)	$212,297	$282,497

Ratio of IBNR to workers' compensation claims liabilities	59%	63%

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

In addition, the Company makes monthly collateral payments into trust accounts (the “Chubb trust accounts”) for the fronted program. The balance in the Chubb trust accounts was $295.4 million and $290.7 million at March 31, 2021 and December 31, 2020, respectively. The Chubb trust accounts’ balances are included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required us to maintain collateral totaling $65.2 million and $60.1 million at March 31, 2021 and December 31, 2020, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At March 31, 2021, the Company provided surety bonds and standby letters of credit totaling $65.2 million, including a California requirement of $39.2 million.

On June 29, 2020, the Company entered into a loss portfolio transfer agreement to remove all outstanding workers’ compensation claims obligations for claims incurred under its fronted insurance program between February 1, 2014 and December 31, 2017. This transaction reduced the Company’s outstanding workers’ compensation liabilities and Chubb trust account balances by $115.7 million.

The Company provided a total of $362.7 million and $357.7 million at March 31, 2021 and December 31, 2020, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $2.5 million and $2.9 million at March 31, 2021 and December 31, 2020, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from insurance carriers of $2.5 million and $2.9 million at March 31, 2021 and December 31, 2020, respectively, included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

On September 30, 2020, the Company entered into an amended credit agreement (the “Agreement”) with the Bank, which reverted to the provisions set forth in the agreement prior to May 15, 2020. The Agreement reduced the revolving credit line from $50.0 million back to $33.0 million; the sublimit for standby letters of credit remains at $8.0 million. At March 31, 2021, $6.2 million of the sublimit for standby letters of credit was used. The Agreement expires on July 1, 2022.

Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2021 and December 31, 2020. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provides for a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). The Chubb Letter of Credit has an expiration date of July 1, 2021, subject to automatic renewal in specified circumstances. The Bank has been granted a security interest of first priority in certain blocked securities accounts (collectively, the “Collateral Accounts”). The Company has agreed to deposit in the Collateral Accounts 50% of the Company’s consolidated net income (after tax and less cash dividends) for each quarter plus, to the extent necessary, an additional amount by May 15 each year so that the deposits in the Collateral Accounts for the prior year total at least $16 million. Through the first quarter of 2021, the Company deposited $38.7 million into the Collateral Accounts.

In April 2021, the Company and Chubb reached an agreement to replace the Chubb Letter of Credit with other collateral assets and cancel the Chubb Letter of Credit in its entirety. As part of the transaction, the Bank released the $38.7 million of collateral held in support of the Chubb Letter of Credit, and the Company transferred the $38.7 million along with an additional $25.0 million to the Chubb trust accounts to satisfy the collateral requirements of the fronted program.

The initial fee paid under the Chubb Letter of Credit in June 2018 was equal to 2.5% of the face amount thereof. Upon annual renewal, the fees payable to the Bank quarterly in advance included (a) a fee at the annual rate of 2.5%, calculated based on the difference between the face amount of the Chubb Letter of Credit and 95% of the aggregate value of the Collateral Accounts as of the end of the previous quarter, (b) a fee at the annual rate of 1.0% calculated based on the balance of the face amount, and (c) other fees upon the payment or negotiation of each drawing under the Chubb Letter of Credit.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At March 31, 2021, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $3.7 million at March 31, 2021 and December 31, 2020, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022. LIBOR likely will no longer be in general use as a reference rate by financial institutions by December 31, 2021.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more likely than not” standard. As part of this evaluation, management reviews all evidence, both positive and negative, to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters.  The Company was in a cumulative income position for the 12 quarters ended March 31, 2021.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014. In July 2020, BBSI received notice that the IRS intends to disallow certain wage-based tax credits claimed for years 2011 to 2014, which would result in an estimated total additional tax due of approximately $2.3 million for the tax years 2012 through 2015, including the impact on carryover tax attributes. The Company disagrees with the IRS determination and believes that it has technical merits to defend its position. Based on management’s more-likely-than-not assessment that the position is sustainable, no reserve has been recorded in the financial statements.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for the 2015 and 2016 tax year and tax years before 2011. As of March 31, 2021, the Company had no material unrecognized tax benefits.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

Note 6 – Litigation

On November 21, 2012, David Kaanaana (“Kaanaana”), a former staffing employee, filed a class action wage and hour lawsuit against BBSI in the California Superior Court on behalf of himself and certain other employees who worked at County Sanitation District No. 2 of Los Angeles County (“the District”). The trial court ruled in plaintiffs’ favor regarding certain alleged meal breach violations but ruled in favor of BBSI with respect to the application of the California prevailing wage law to the District and other claims. These latter rulings were appealed by the plaintiffs to the California Court of Appeal. On November 30, 2018, the California Court of Appeal for the Second Appellate District returned its decision in Kaanaana v. Barrett Business Services, Inc., overruling the trial court's decision to dismiss the prevailing wage claim, ruling that the work in question at the District constitutes “public works” under the applicable law, and also ruling that plaintiffs’ are entitled to additional remedies with regard to the meal break violations under California law. On January 9, 2019, BBSI filed a petition of review to the California Supreme Court.

On February 27, 2019, the California Supreme Court granted the petition to review the Court of Appeal’s decision with respect to the prevailing wage issue. An amicus brief in support of BBSI’s appeal was filed by the District and certain associations of special districts, cities and counties in California. Oral argument took place on January 5, 2021. A decision from the California Supreme Court was issued March 29, 2021 affirming the Court of Appeal decision and concluding that the recycling sorting work performed by the staffing employees in question was a “public work” and therefore would be subject to prevailing wage requirements. No damages were awarded in the appeals process, and management expects the case to be remanded to Superior Court for any such determination with respect to both the prevailing wage issue and any additional remedies for the meal break violations.

Although certain costs from the Kaanaana case are estimable and accrued, potential liability from the public work determination is not currently considered estimable and is therefore not accrued. There is not precedent on how this type of ruling would impact historical work performed prior to a relevant prevailing wage rate being established by the California Department of Industrial Relations. There remain many possible outcomes, including that a prevailing wage rate could be set considerably higher than actual wages paid, which totaled approximately $2.2 million, or that actual wages paid may be determined to be equivalent to prevailing wages. There may also be other procedural outcomes.

BBSI believes it has the right to recover from the District any increased costs that may result from the court’s past or future decisions related to prevailing wage requirements, including any fees and penalties that may be incurred.

In addition to the matter above, BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation, including the possible liabilities in the Kaanaana case. For this case and others, management has recorded estimated liabilities of $3.1 million in other accrued liabilities in the condensed consolidated balance sheets.

Note 7 – Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through our filing date and noted no events that are subject to recognition or disclosure, except as disclosed in Note 4 - Revolving Credit Facility and Long-Term Debt.
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

Business Organization. We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and comprise senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety and various types of administration, including payroll. These teams are responsible for growth of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 40 states and the District of Columbia through a network of 56 branch locations in California, Oregon, Arizona, Colorado, Idaho, Utah, Washington, Maryland, Nevada, Pennsylvania, Delaware, North Carolina, New Mexico, and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended
	March 31,
	2021		2020
Revenues:
Professional employer service fees	$193,819	88.7%	$193,592	88.4%
Staffing services	24,626	11.3	25,512	11.6
Total revenues	218,445	100.0	219,104	100.0
Cost of revenues:
Direct payroll costs	18,450	8.4	19,077	8.7
Payroll taxes and benefits	122,783	56.2	119,462	54.5
Workers’ compensation	46,347	21.2	54,514	24.9
Total cost of revenues	187,580	85.8	193,053	88.1
Gross margin	30,865	14.2	26,051	11.9
Selling, general and administrative expenses	37,107	17.0	32,115	14.7
Depreciation and amortization	1,297	0.6	1,000	0.5
Loss from operations	(7,539)	(3.4)	(7,064)	(3.3)
Other income, net	1,470	0.7	2,733	1.3
Loss before income taxes	(6,069)	(2.8)	(4,331)	(2.0)
Benefit from income taxes	(1,515)	(0.7)	(924)	(0.4)
Net loss	$(4,554)	(2.1)%	$(3,407)	(1.6)%

We report professional employer (“PEO”) services revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three months ended March 31, 2021 and 2020.

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2021	2020
Gross billings	$1,471,541	$1,439,120
PEO and staffing wages	$1,271,392	$1,232,581

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

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2021	2020
Workers' compensation	$46,347	$54,514
Safety incentive costs	1,075	6,979
Non-GAAP gross workers' compensation	$47,422	$61,493

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)
	Percentage of Gross Billings
	Three Months Ended
	March 31,
	2021	2020
PEO and staffing wages	86.4%	85.6%
Payroll taxes and benefits	8.3%	8.3%
Non-GAAP gross workers' compensation	3.2%	4.3%
Gross margin	2.1%	1.8%

The presentation of revenue on a net basis and the relative contributions of staffing and PEO services revenue can create volatility in our gross margin as a percentage of revenue. A relative increase in PEO services revenue will result in a higher gross margin as a percentage of revenue. Improvement in gross margin percentage occurs because incremental client services revenue dollars are reported as revenue net of all related direct payroll and safety incentive costs.

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

	Three Months Ended
	March 31,
	2021	% Change	2020	% Change
Average WSEs	106,300	-6.1%	113,226	3.1%
Ending WSEs	108,423	-4.3%	113,349	1.6%

Three Months Ended March 31, 2021 and 2020

Net loss for the first quarter of 2021 amounted to $4.6 million compared to net loss of $3.4 million for the first quarter of 2020. Diluted loss per share for the first quarter of 2021 was $0.60 compared to diluted loss per share of $0.45 for the first quarter of 2020.

Revenue for the first quarter of 2021 totaled $218.4 million, a decrease of $0.7 million or 0.3% over the first quarter of 2020, which reflects an increase in the Company’s PEO service fee revenue of $0.2 million or 0.1% and a decrease in staffing services revenue of $0.9 million or 3.5%.

Our growth in PEO services revenues was primarily attributable to an increase in average billing per WSE, partially offset by a decrease in the average number of WSEs due to the COVID-19 pandemic. The decrease in staffing services revenue was due primarily to the impacts of COVID-19 during the 2021 period.

Gross margin for the first quarter of 2021 totaled $30.9 million or 14.2% of revenue compared to $26.1 million or 11.9% of revenue for the first quarter of 2020. The increase in gross margin as a percentage of revenues is a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the first quarter of 2021 totaled $18.5 million or 8.4% of revenue compared to $19.1 million or 8.7% of revenue for the first quarter of 2020. The decrease in the direct payroll costs percentage was primarily due to the increase in PEO services and the decrease of staffing services within the mix of our customer base compared to the first quarter of 2020.

Payroll taxes and benefits for the first quarter of 2021 totaled $122.8 million or 56.2% of revenue compared to $119.5 million or 54.5% of revenue for the first quarter of 2020. The increase in payroll taxes and benefits as a percentage of revenues is primarily due to the relative increase in PEO services within the mix of our customer base compared to the first quarter of 2020.

Workers’ compensation expense for the first quarter of 2021 totaled $46.3 million or 21.2% of revenue compared to $54.5 million or 24.9% for the first quarter of 2020. The decrease in workers’ compensation expense as a percentage of revenue is primarily related to lower loss accrual rates and a favorable adjustment related to claims incurred in prior periods of $1.2 million compared to a favorable adjustment of $0.8 million in the first quarter of 2020.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2021 totaled $37.1 million or 17.0% of revenue compared to $32.1 million or 14.7% of revenue for the first quarter of 2020. The increase was primarily attributable to management changes during the first quarter of 2020 which resulted in reductions of $1.9 million and $1.1 million in stock compensation expense and incentive compensation during the prior year quarter as well as increased IT costs in the first quarter of 2021.

Other income, net for the first quarter of 2021 was $1.5 million, compared to other income, net of $2.7 million for the first quarter of 2020. The decrease was primarily attributable to a decrease in investment income in the first quarter of 2021 as a result of lower interest rates.

Our effective income tax rate for the first quarter of 2021 was 25.0%, compared to 21.3% for the first quarter of 2020. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $96.5 million, which includes cash, cash equivalents, and restricted cash, decreased $137.3 million for the three months ended March 31, 2021, compared to an increase of $3.5 million for the comparable period of 2020. The decrease in cash at March 31, 2021 as compared to December 31, 2020 was primarily due to increased trade accounts receivable and purchases of investments and restricted investments, partially offset by increased accrued payroll, payroll taxes and related benefits and proceeds from sales and maturities of investments and restricted investments.

Net cash used in operating activities for the three months ended March 31, 2021 was $7.9 million, compared to net cash provided of $1.0 million for the comparable period of 2020. For the three months ended March 31, 2021, cash used in operating activities was primarily due to increased trade accounts receivable of $88.9 million, decreased safety incentive liability of $7.6 million and net loss of $4.6 million, partially offset by an increase in accrued payroll, payroll taxes and related benefits of $83.9 million and increase in workers compensation liability of $5.3 million.

Net cash used in investing activities for the three months ended March 31, 2021 was $124.3 million, compared to net cash provided of $7.2 million for the comparable period of 2020. For the three months ended March 31, 2021, cash used in investing activities consisted primarily of purchases of investments and restricted investments of $156.2 million and purchases of property, equipment and software of $1.8 million, partially offset by proceeds from sales and maturities of investments and restricted investments of $33.7 million.

Net cash used in financing activities for the three months ended March 31, 2021 was $5.1 million, compared to net cash used of $4.8 million for the comparable period of 2020. For the three months ended March 31, 2021, cash was primarily used for dividend payments of $2.3 million and repurchases of common stock of $3.4 million, partially offset by proceeds from exercises of stock options of $0.8 million.

As part of its fronted workers’ compensation insurance program with Chubb, the Company makes monthly collateral payments into trust accounts (the “Chubb trust accounts”). The balance in the Chubb trust accounts was $295.4 million and $290.7 million at March 31, 2021 and December 31, 2020, respectively. The Chubb trust account balances are included as a component of the current and long-term restricted cash and investments on the Company’s condensed consolidated balance sheets.

The Company maintains an agreement (the “Agreement”) with the Bank for a revolving credit line of $33.0 million and a sublimit for standby letters of credit of $8.0 million. At March 31, 2021, $6.2 million of the sublimit for standby letters of credit was used. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2021 and December 31, 2020. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provides a $63.7 million standby letter of credit (the “Chubb Letter of Credit”). In April 2021, the Company and Chubb reached an agreement to replace the Chubb Letter of Credit with other collateral assets and cancel the Chubb Letter of Credit in its entirety. As part of the transaction, the Bank released the $38.7 million of collateral held in support of the Chubb Letter of Credit, and the Company transferred the $38.7 million along with an additional $25.0 million to the Chubb trust accounts to satisfy the collateral requirements of the fronted program.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At March 31, 2021, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $3.7 million at March 31, 2021 and December 31, 2020, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022. LIBOR likely will no longer be in general use as a reference rate by financial institutions by December 31, 2021.

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

All of our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include our ability to retain current clients and attract new clients, the effects of governmental orders imposing business closures and shelter-in-place and social distancing requirements, difficulties associated with integrating clients into our operations, economic trends in our service areas, the potential for material deviations from expected future workers’ compensation claims experience, changes in the workers’ compensation regulatory environment in our primary markets, security breaches or failures in the Company’s information technology systems, collectability of accounts receivable, changes in effective payroll tax rates and federal and state income tax rates, the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results), the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business, the effect of conditions in the global capital markets on our investment portfolio, and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our fronted insurance program. Additional risk factors affecting our business are discussed in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 8, 2021. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt. As of March 31, 2021, the Company’s investments consisted principally of $208.8 million in corporate bonds, $80.2 million in mortgage backed securities, $44.7 million in U.S. government agency securities, $39.5 million in money market funds, $37.2 million in asset backed securities, $29.3 million in U.S. treasuries and $5.8 million in mutual funds. The Company’s outstanding debt totaled approximately $3.7 million at March 31, 2021. Based on the Company’s overall interest exposure at March 31, 2021, a 50 basis point increase in market interest rates would have a $7.6 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than the information below, there have been no material changes in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 8, 2021.

The Company’s business may be negatively affected by outbreaks of disease, such as epidemics or pandemics, including the ongoing COVID-19 pandemic.

In March 2020, the World Health Organization and the United States government declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. In response to the COVID-19 pandemic, preventative actions such as shelter-in-place orders, restrictions on travel, and temporary closures of businesses deemed to be high-risk or non-essential are ongoing in many areas of the country, including states where BBSI and our clients operate, particularly on the West Coast. These restrictions on business operations have significantly disrupted, the U.S. economy, including small-and mid-sized businesses, which comprise our primary client base. Our clients are continuing to experience workforce reductions in the form of layoffs, furloughs, and reductions in hours worked. As our PEO fees are based on client payroll, these responses by clients to the pandemic could have a material adverse effect on our business. Additionally, clients who are impacted by government restrictions and shutdowns may experience liquidity and other financial issues, which may reduce their capacity to pay for our services.

In response to the pandemic, federal and state government agencies have enacted numerous laws and regulatory guidelines designed to help the economy, individuals and employers, including retroactively. Many of these legislative and regulatory changes, including the America Rescue Plan enacted on March 11, 2021, directly impact the Company and our clients. Failure to appropriately interpret and comply with legal and regulatory changes arising from the COVID-19 pandemic could have a material adverse effect on our business and reputation. Additionally, failure to incorporate changes to laws and regulations resulting from COVID-19 into our PEO business model may decrease our ability to attract and retain clients.

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

Due to the ongoing COVID-19 outbreak and related government mandates, the Company transitioned much of its workforce to a temporary remote working model, which may adversely affect the Company’s ability to provide the level of service our clients expect. As our employees work from home and access the Company’s systems remotely, the Company may be exposed to heightened security risks, including the risk of cyber-attacks. Additionally, if any of the Company’s key management employees are unable to perform their duties for an extended period, including as the result of illness, the Company’s business could be adversely affected.

The COVID-19 pandemic has also caused significant volatility and uncertainty in the U.S. economy that may result in a prolonged economic downturn, which could in turn lead to increases in workers’ compensation and unemployment claims, increased unemployment taxes, increased uncollectable receivables and reductions in the value of the Company’s investment portfolio.

Continuation or exacerbation of the consequences of the pandemic is likely to have a material adverse effect on our business, cash flows, results of operations and financial condition, which may also result in our inability to comply with financial covenants under our credit facilities, our inability to obtain necessary additional financing and a decline in stockholder value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended March 31, 2021.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (1)
January	7,000	$67.70	7,000	$41,471,724
February	—	—	—	41,471,724
March	41,594	71.24	41,594	38,508,505
Total	48,594		48,594

(1) In August 2019, the Board had authorized the repurchase of up to $50.0 million of shares of the Company’s stock from time to time in open market purchases over a three-year period beginning August 15, 2019. As of March 31, 2021, the Company had repurchased 193,064 shares at an aggregate purchase price of $11.5 million.

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.
**	Except as otherwise indicated, the SEC File Number for all exhibits is 000-21886.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: May 5, 2021	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer