Form 10-Q
period 2021-06-30
BARRETT BUSINESS SERVICES INC
filed 2021-08-04
CIK 902791

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of July 21, 2021, 7,558,205 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,469	$68,688
Investments	107,284	101,244
Trade accounts receivable, net	226,582	118,506
Income taxes receivable	3,005	6,485
Prepaid expenses and other	18,437	15,961
Restricted cash and investments	104,640	96,991
Total current assets	462,417	407,875
Property, equipment and software, net	35,515	34,916
Operating lease right-of-use assets	23,208	23,025
Restricted cash and investments	294,364	258,153
Goodwill	47,820	47,820
Other assets	2,794	3,161
	$866,118	$774,950
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$221	$221
Accounts payable	4,606	4,746
Accrued payroll, payroll taxes and related benefits	235,928	149,989
Current operating lease liabilities	7,748	7,539
Other accrued liabilities	65,415	7,275
Workers' compensation claims liabilities	86,047	102,040
Safety incentives liability	6,883	18,827
Total current liabilities	406,848	290,637
Long-term workers' compensation claims liabilities	229,686	255,706
Long-term debt	3,399	3,510
Deferred income taxes	3,328	4,518
Long-term operating lease liabilities	16,525	16,419
Customer deposits and other long-term liabilities	6,910	5,925
Total liabilities	666,696	576,715
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,523 and 7,566 shares issued and outstanding	75	76
Additional paid-in capital	27,437	24,885
Accumulated other comprehensive income	4,465	7,564
Retained earnings	167,445	165,710
Total stockholders' equity	199,422	198,235
	$866,118	$774,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Professional employer service fees	$208,496	$180,488	$402,315	$374,080
Staffing services	24,707	20,543	49,333	46,055
Total revenues	233,203	201,031	451,648	420,135
Cost of revenues:
Direct payroll costs	18,498	15,796	36,948	34,873
Payroll taxes and benefits	111,719	93,671	234,502	213,133
Workers' compensation	45,513	44,921	91,860	99,435
Total cost of revenues	175,730	154,388	363,310	347,441
Gross margin	57,473	46,643	88,338	72,694
Selling, general and administrative expenses	35,662	33,255	72,769	65,370
Depreciation and amortization	1,328	1,171	2,625	2,171
Income from operations	20,483	12,217	12,944	5,153
Other income (expense):
Investment income, net	1,965	1,800	3,734	4,767
Interest expense	(79)	(306)	(387)	(541)
Other, net	(13)	172	(4)	173
Other income, net	1,873	1,666	3,343	4,399
Income before income taxes	22,356	13,883	16,287	9,552
Provision for income taxes	5,266	2,373	3,751	1,449
Net income	$17,090	$11,510	$12,536	$8,103
Basic income per common share	$2.26	$1.52	$1.66	$1.07
Weighted average number of basic common shares outstanding	7,554	7,557	7,565	7,539
Diluted income per common share	$2.24	$1.51	$1.64	$1.06
Weighted average number of diluted common shares outstanding	7,645	7,647	7,658	7,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	June 30,
	2021	2020
Net income	$17,090	$11,510
Unrealized gains on investments, net of tax of $828 and $2,630 in 2021 and 2020, respectively	2,151	6,877
Comprehensive income	$19,241	$18,387

	Six Months Ended
	June 30,
	2021	2020
Net income	$12,536	$8,103
Unrealized (losses) gains on investments, net of tax of ($1,179) and $1,584 in 2021 and 2020, respectively	(3,099)	4,142
Comprehensive income	$9,437	$12,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2021

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance, December 31, 2020	7,566	$76	$24,885	$7,564	$165,710	$198,235
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	38	—	815	—	—	815
Common stock repurchased on vesting of restricted stock units and performance awards	(1)	—	(107)	—	—	(107)
Share-based compensation expense	—	—	1,060	—	—	1,060
Company repurchase of common stock	(49)	—	(170)	—	(3,266)	(3,436)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,278)	(2,278)
Unrealized loss on investments, net of tax	—	—	—	(5,250)	—	(5,250)
Net loss	—	—	—	—	(4,554)	(4,554)
Balance, March 31, 2021	7,554	$76	$26,483	$2,314	$155,612	$184,485
Common stock issued on exercise of options and vesting of restricted stock units	15	—	61	—	—	61
Common stock repurchased on vesting of restricted stock units	(4)	—	(287)	—	—	(287)
Share-based compensation expense	—	—	1,335	—	—	1,335
Company repurchase of common stock	(42)	(1)	(155)	—	(2,986)	(3,142)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,271)	(2,271)
Unrealized gain on investments, net of tax	—	—	—	2,151	—	2,151
Net income	—	—	—	—	17,090	17,090
Balance, June 30, 2021	7,523	$75	$27,437	$4,465	$167,445	$199,422

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

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$12,536	$8,103
Reconciliations of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,625	2,171
Non-cash lease expense	3,937	3,545
Investment amortization and losses recognized	671	283
Deferred Income taxes	—	3,890
Share-based compensation	2,395	1,139
Changes in certain operating assets and liabilities:
Trade accounts receivable	(108,076)	(24,822)
Income taxes	3,480	(2,171)
Prepaid expenses and other	(2,476)	(2,458)
Accounts payable	(140)	(1,042)
Accrued payroll, payroll taxes and related benefits	87,024	8,035
Other accrued liabilities	58,051	(2,759)
Workers' compensation claims liabilities	(41,634)	(102,572)
Safety incentives liability	(11,944)	(2,183)
Operating lease liabilities	(3,805)	(3,405)
Other assets and liabilities, net	(23)	(143)
Net cash provided by (used in) operating activities	2,621	(114,389)
Cash flows from investing activities:
Purchase of property, equipment and software	(3,224)	(5,725)
Purchase of investments	(42,011)	(23,722)
Proceeds from sales and maturities of investments	40,054	38,547
Purchase of restricted investments	(253,048)	(29,570)
Proceeds from sales and maturities of restricted investments	46,690	22,453
Net cash (used in) provided by investing activities	(211,539)	1,983
Cash flows from financing activities:
Payments on long-term debt	(111)	(110)
Repurchase of common stock	(6,578)	(2,987)
Common stock repurchased on vesting of stock awards	(394)	(488)
Dividends paid	(4,549)	(4,534)
Proceeds from exercise of stock options	876	2,714
Net cash used in financing activities	(10,756)	(5,405)
Net decrease in cash, cash equivalents and restricted cash	(219,674)	(117,811)
Cash, cash equivalents and restricted cash, beginning of period	233,837	273,341
Cash, cash equivalents and restricted cash, end of period	$14,163	$155,530

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

Our PEO client service agreements have a minimum term of one year, are renewable on an annual basis, and typically require 30 days’ written notice to cancel or terminate the contract by either party. In addition, our client service agreements provide for immediate termination upon any default of the client regardless of when notice is given. PEO customers are invoiced following the end of each payroll processing cycle, with payment generally due on the invoice date. Staffing customers are generally invoiced weekly based on agreed rates per employee and actual hours worked, typically with payment terms of 30 days. The amount of earned but unbilled revenue is classified as a receivable on the condensed consolidated balance sheets.

We report PEO revenues net of direct payroll costs because we are not the primary obligor for these payments to our clients’ employees. Direct payroll costs include salaries, wages, health insurance, and employee out-of-pocket expenses incurred incidental to employment. We also present revenue net of safety incentives because these incentives represent consideration payable to customers.

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes and workers’ compensation costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, employee benefits, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers’ compensation costs consist primarily of claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, risk manager payroll, premiums for excess insurance, and the insured program, as well as costs associated with operating our two wholly owned insurance companies, Associated Insurance Company for Excess (“AICE”) and Ecole Insurance Company (“Ecole”).

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $761,000 and $757,000 at June 30, 2021 and December 31, 2020, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Our estimates are based on actuarial analysis and informed judgment, derived from individual experience and expertise applied to multiple sets of data and analyses. We consider significant facts and circumstances known both at the time that loss reserves are initially established and as new facts and circumstances become known. Due to the inherent uncertainty underlying loss reserve estimates, the expenses incurred through final resolution of our liability for our workers’ compensation claims will likely vary from the related loss reserves at the reporting date. Therefore, as specific claims are paid out in the future, actual paid losses may be materially different from our current loss reserves.

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

Safety incentives

We accrue for and present expected safety incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator. In July 2020, the Company began limiting its safety incentive offering in certain markets. The Company provided $6.9 million and $18.8 million at June 30, 2021 and December 31, 2020, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid during the six months ended June 30, 2021 and 2020 did not materially differ from interest expense. Income taxes paid during the six months ended June 30, 2021 totaled $0.21 million. No income taxes were paid during the six months ended June 30, 2020.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$2,469	$68,688	$62,210	$44,570
Restricted cash, included in restricted cash and investments	11,694	165,149	93,320	228,771
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$14,163	$233,837	$155,530	$273,341

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average number of basic shares outstanding	7,554	7,557	7,565	7,539
Effect of dilutive securities	91	90	93	139
Weighted average number of diluted shares outstanding	7,645	7,647	7,658	7,678

Accounting estimates

The preparation of our condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions. These affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are used for fair value measurement of investments, allowance for doubtful accounts, deferred income taxes, carrying values for goodwill and property, equipment and software, accrued workers’ compensation liabilities and safety incentive liabilities. Actual results may or may not differ from such estimates.

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at June 30, 2021 and December 31, 2020 measured at fair value on a recurring basis (in thousands):

	June 30, 2021			December 31, 2020
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$1,149	$—	$1,149	$42,007	$—	$42,007
Total cash equivalents	1,149	—	1,149	42,007	—	42,007
Investments:
Corporate bonds	48,243	541	48,784	50,918	884	51,802
Asset backed securities	36,943	(7)	36,936	36,948	(146)	36,802
Mortgage backed securities	11,592	(125)	11,467	4,367	24	4,391
U.S. government agency securities	7,389	593	7,982	7,396	752	8,148
U.S. treasuries	2,101	14	2,115	100	1	101
Total current investments	106,268	1,016	107,284	99,729	1,515	101,244
Restricted cash and investments (1):
Corporate bonds	183,186	1,628	184,814	88,902	4,091	92,993
Mortgage backed securities	88,288	1,470	89,758	48,795	2,356	51,151
U.S. treasuries	69,225	147	69,372	4,371	19	4,390
U.S. government agency securities	34,908	1,909	36,817	29,737	2,466	32,203
Mutual funds	6,121	—	6,121	5,036	—	5,036
Money market funds	396	—	396	40,063	(4)	40,059
Asset backed securities	203	2	205	256	4	260
Supranational bonds	—	—	—	4,775	3	4,778
Total restricted cash and investments	382,327	5,156	387,483	221,935	8,935	230,870
Total investments	$489,744	$6,172	$495,916	$363,671	$10,450	$374,121

(1) Included in restricted cash and investments within the condensed consolidated balance sheets is restricted cash of $11.5 million and $124.3 million as of June 30, 2021 and December 31, 2020, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at June 30, 2021 and December 31, 2020 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	June 30, 2021					December 31, 2020
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$1,149	$—	$—	$—	$1,149	$42,007	$—	$—	$—	$42,007
Investments:
Corporate bonds	48,784	—	48,784	—	—	51,802	—	51,802	—	—
Asset backed securities	36,936	—	36,936	—	—	36,802	—	36,802	—	—
Mortgage backed securities	11,467	—	11,467	—	—	4,391	—	4,391	—	—
U.S. government agency securities	7,982	—	7,982	—	—	8,148	—	8,148	—	—
U.S. treasuries	2,115	—	2,115	—	—	101	—	101	—	—
Restricted cash and investments:
Corporate bonds	184,814	—	184,814	—	—	92,993	—	92,993	—	—
Mortgage backed securities	89,758	—	89,758	—	—	51,151	—	51,151	—	—
U.S. treasuries	69,372	—	69,372	—	—	4,390	—	4,390	—	—
U.S. government agency securities	36,817	—	36,817	—	—	32,203	—	32,203	—	—
Mutual funds	6,121	6,121	—	—	—	5,036	5,036	—	—	—
Money market funds	396	—	—	—	396	40,059	—	—	—	40,059
Asset backed securities	205	—	205	—	—	260	—	260	—	—
Supranational bonds	—	—	—	—	—	4,778	—	4,778	—	—
Total investments	$495,916	$6,121	$488,250	$—	$1,545	$374,121	$5,036	$287,019	$—	$82,066

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at June 30, 2021 and December 31, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2021
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$24,506	$67,063	$142,029	$—	$233,598
U.S. treasuries	1,010	424	70,053	—	71,487
U.S. government agency securities	1,002	18,413	25,384	—	44,799
Asset backed securities	—	209	2,201	34,731	37,141
Money market funds	$1,545	$—	$—	$—	$1,545
Total	$28,063	$86,109	$239,667	$34,731	$388,570

	December 31, 2020
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$49,308	$61,315	$34,172	$—	$144,795
Money market funds	82,066	—	—	—	82,066
U.S. government agency securities	1,013	18,668	20,670	—	40,351
Asset backed securities	2	267	—	36,793	37,062
Supranational bonds	4,778	—	—	—	4,778
U.S. treasuries	1,367	1,504	1,620	—	4,491
Total	$138,534	$81,754	$56,462	$36,793	$313,543

The average contractual maturity of mortgage backed securities, which are excluded from the table above, was 23 years and 17 years as of June 30, 2021 and December 31, 2020, respectively.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Beginning balance
Workers' compensation claims liabilities	$362,663	$445,310	$357,746	$438,986
Add: claims expense accrual
Current period	35,743	32,729	69,013	71,221
Prior periods	(5,483)	(1,373)	(6,663)	(2,186)
	30,260	31,356	62,350	69,035
Less: claim payments related to
Current period	3,927	4,527	4,979	6,077
Prior periods (1)	73,240	135,853	99,005	165,530
	77,167	140,380	103,984	171,607

Change in claims incurred in excess of retention limits	(23)	218	(379)	90

Ending balance
Workers' compensation claims liabilities	$315,733	$336,504	$315,733	$336,504
Incurred but not reported (IBNR)	$190,818	$206,521	$190,818	$206,521

Ratio of IBNR to workers' compensation claims liabilities	60%	61%	60%	61%

(1) Claim payments related to prior periods includes an amount payable to a third-party insurance carrier of $47.4 million, which represents consideration for the loss portfolio transfer agreement entered into on June 30, 2021.

Insured program

The Company provides workers’ compensation coverage for client employees primarily through arrangements with fully licensed, third-party insurers (the “insured program”). Under this program, carriers issue policies to the Company’s clients on behalf of the Company. Approximately 82% of the Company’s workers’ compensation exposure is covered through the insured program.

The Company entered into a new arrangement for its insured program effective July 1, 2021 whereby third-party insurers assume all risk of loss for claims incurred after June 30, 2021. The agreement continues to June 30, 2022 and includes a renewal commitment through June 30, 2023. The arrangement allows for premium adjustments depending on overall portfolio performance. If claims develop favorably, BBSI can participate in the savings up to $20.0 million for a twelve-month policy period. If claims develop adversely, additional premium may be charged up to $7.5 million for a twelve-month policy period.

For claims incurred under the insured program prior to July 1, 2021, the Company retains risk of loss up to the first $3.0 million per occurrence on policies issued after June 30, 2020 and $5.0 million per occurrence on policies issued before that date.

On June 29, 2020, the Company entered into a loss portfolio transfer agreement (“LPT 1”) to remove all outstanding workers’ compensation claims obligations for claims incurred under its insured program between February 1, 2014 and December 31, 2017. This transaction reduced the Company’s outstanding workers’ compensation liabilities and trust account balances by $115.7 million.

On June 30, 2021, the Company entered into a loss portfolio transfer agreement (“LPT 2”) to remove all remaining outstanding workers’ compensation claims obligations for client policies issued under its insured program up to June 30, 2018. This transaction reduced the Company’s outstanding workers’ compensation liabilities by $53.1 million. The payment terms of the LPT required $5.0 million to be paid prior to June 30, 2021, with the remaining amount due in July 2021. The balance payable is included in other accrued liabilities on the condensed consolidated balance sheets.

The following is a summary of the risk retained by the Company under its insured program after considering the effects of the loss portfolio transfers and current insurance arrangements:

Year	Claims risk retained
2014	No
2015	No
2016	No
2017	No
2018 (1)	No
2019 (1)	Yes
2020	Yes
2021 - Through June 30	Yes
2021 - July 1 and after	No

(1) LPT 2 excluded approximately 10% of claims from 2018 and included an approximately offsetting amount of claims from 2019.

The Company is required to maintain minimum collateral levels for policies issued under the insured program, which is held in trust accounts (the “trust accounts”). The balance in the trust accounts was $376.6 million and $290.7 million at June 30, 2021 and December 31, 2020, respectively. The trust account balances are included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

Self-insured programs

The Company is a self-insured employer with respect to workers' compensation coverage for all employees, including client employees, working in Colorado, Maryland and Oregon. In the state of Washington, state law allows only the Company's staffing services and internal management employees to be covered under the Company's self-insured workers' compensation program. The Company also operates a wholly owned, fully licensed insurance company, Ecole, which provides workers’ compensation coverage to client employees working in Arizona and Utah. Approximately 18% of the Company’s workers’ compensation exposure is covered through self-insurance or Ecole (the “self-insured programs”).

For all claims incurred under the Company’s self-insured programs, the Company retains risk of loss up to the first $3.0 million per occurrence, except in Maryland and Colorado, where the Company’s retention per occurrence is $1.0 million and $2.0 million, respectively. For claims incurred under the Company’s self-insured programs prior to July 1, 2020, the Company retains risk of loss up to the first $5.0 million per occurrence, except in Maryland and Colorado, where the retention per occurrence is $1.0 million and $2.0 million, respectively.

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $58.4 million and $60.1 million at June 30, 2021 and December 31, 2020, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At June 30, 2021, the Company provided surety bonds and standby letters of credit totaling $58.4 million.

Claims liabilities

The Company provided a total of $315.7 million and $357.7 million at June 30, 2021 and December 31, 2020, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $2.5 million and $2.9 million at June 30, 2021 and December 31, 2020, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from insurance carriers of $2.5 million and $2.9 million at June 30, 2021 and December 31, 2020, respectively, included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the “Bank”) for a revolving credit line of $33.0 million and a sublimit for standby letters of credit of $8.0 million. At June 30, 2021, $6.2 million of the sublimit for standby letters of credit was used. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at June 30, 2021 and December 31, 2020. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provided a $63.7 million standby letter of credit (the “Letter of Credit”). In April 2021, the Company and the insurance carrier reached an agreement to replace the Letter of Credit with other collateral assets and cancel the Letter of Credit in its entirety. As part of the transaction, the Bank released the $38.7 million of collateral held in support of the Letter of Credit, and the Company transferred the $38.7 million along with an additional $25.0 million to the trust accounts to satisfy the collateral requirements of the insured program.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At June 30, 2021, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $3.6 million and $3.7 million at June 30, 2021 and December 31, 2020, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022. LIBOR likely will no longer be in general use as a reference rate by financial institutions by December 31, 2021.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more likely than not” standard. As part of this evaluation, management reviews all evidence, both positive and negative, to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters.  The Company was in a cumulative income position for the 12 quarters ended June 30, 2021.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011, 2012, 2013 and 2014. In July 2020, BBSI received notice that the IRS intends to disallow certain wage-based tax credits claimed for years 2011 to 2014, which would result in an estimated total additional tax due of approximately $2.3 million for the tax years 2012 through 2015, including the impact on carryover tax attributes. The Company disagrees with the IRS determination and believes that it has technical merits to defend its position. Based on management’s more-likely-than-not assessment that the position is sustainable, no reserve for the aforementioned IRS notice of disallowance of wage-based tax credits has been recorded in the financial statements. In July 2021, the Company received a notice from the IRS indicating the IRS plans to audit the Company’s federal tax returns for the years ended December 31, 2017, 2018, and 2019.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for the 2015 and 2016 tax year and tax years before 2011. As of June 30, 2021, the Company had no material unrecognized tax benefits.

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

On February 27, 2019, the California Supreme Court granted the petition to review the Court of Appeal’s decision with respect to the prevailing wage issue. An amicus brief in support of BBSI’s appeal was filed by the District and certain associations of special districts, cities and counties in California. Oral argument took place on January 5, 2021. A decision from the California Supreme Court was issued March 29, 2021 affirming the Court of Appeal decision and concluding that the recycling sorting work performed by the staffing employees in question was a “public work” and therefore would be subject to prevailing wage requirements. No damages were awarded in the appeals process. The case has been remanded to Superior Court for any such determination with respect to both the prevailing wage issue and any additional remedies for the meal break violations.

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

In addition to the matter above, BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation, including the possible liabilities in the Kaanaana case. For this case and others, management has recorded estimated liabilities of $3.8 million in other accrued liabilities in the condensed consolidated balance sheets.

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

Business Organization. We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and include senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety and various types of administration, including payroll. These teams are responsible for growth of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 43 states and the District of Columbia through a network of 56 branch locations in California, Oregon, Arizona, Colorado, Idaho, Utah, Washington, Maryland, Nevada, Pennsylvania, Delaware, North Carolina, New Mexico, and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

Results of Operations

The spread of COVID-19 and resulting restrictions and labor shortages across the United States are having, and will continue to have, a negative impact on the operating results of the Company. As our clients respond to the effects of efforts to address the consequences of the pandemic, including the measures taken at various levels of government to contain the virus’s spread, we expect that our ability to add new customers, as well as to grow revenues from existing customers, will be adversely affected due to economic slowdown, business closures, labor shortages and reductions in hours worked.

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
Revenues:
Professional employer service fees	$208,496	89.4%	$180,488	89.8%	$402,315	89.1%	$374,080	89.0%
Staffing services	24,707	10.6	20,543	10.2	49,333	10.9	46,055	11.0
Total revenues	233,203	100.0	201,031	100.0	451,648	100.0	420,135	100.0
Cost of revenues:
Direct payroll costs	18,498	7.9	15,796	7.9	36,948	8.2	34,873	8.3
Payroll taxes and benefits	111,719	47.9	93,671	46.6	234,502	51.9	213,133	50.7
Workers’ compensation	45,513	19.5	44,921	22.3	91,860	20.3	99,435	23.7
Total cost of revenues	175,730	75.3	154,388	76.8	363,310	80.4	347,441	82.7
Gross margin	57,473	24.7	46,643	23.2	88,338	19.6	72,694	17.3
Selling, general and administrative expenses	35,662	15.3	33,255	16.5	72,769	16.1	65,370	15.6
Depreciation and amortization	1,328	0.6	1,171	0.6	2,625	0.6	2,171	0.5
Income from operations	20,483	8.8	12,217	6.1	12,944	2.9	5,153	1.2
Other income, net	1,873	0.8	1,666	0.8	3,343	0.7	4,399	1.0
Income before income taxes	22,356	9.6	13,883	6.9	16,287	3.6	9,552	2.2
Provision for income taxes	5,266	2.3	2,373	1.2	3,751	0.8	1,449	0.3
Net income	$17,090	7.3%	$11,510	5.7%	$12,536	2.8%	$8,103	1.9%

We report professional employer (“PEO”) services revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three and six months ended June 30, 2021 and 2020.

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Gross billings	$1,601,339	$1,369,990	$3,072,880	$2,809,110
PEO and staffing wages	$1,384,861	$1,177,855	$2,656,253	$2,410,435

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Workers' compensation	$45,513	$44,921	$91,860	$99,435
Safety incentive costs	1,470	6,802	1,476	13,781
Non-GAAP gross workers' compensation	$46,983	$51,723	$93,336	$113,216

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
PEO and staffing wages	86.5%	86.0%	86.4%	85.8%
Payroll taxes and benefits	7.0%	6.8%	7.6%	7.6%
Non-GAAP gross workers' compensation	2.9%	3.8%	3.0%	4.0%
Gross margin	3.6%	3.4%	2.9%	2.6%

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

	(Unaudited)
	Three Months Ended
	June 30,
	2021	% Change	2020	% Change
Average WSEs	112,363	9.5%	102,602	-10.1%
Ending WSEs	114,288	8.0%	105,832	-8.3%

	(Unaudited)
	Six Months Ended
	June 30,
	2021	% Change	2020	% Change
Average WSEs	109,311	1.3%	107,914	-5.6%
Ending WSEs	114,288	8.0%	105,832	-8.3%

Three Months Ended June 30, 2021 and 2020

Net income for the second quarter of 2021 amounted to $17.1 million compared to net income of $11.5 million for the second quarter of 2020. Diluted income per share for the second quarter of 2021 was $2.24 compared to diluted income per share of $1.51 for the second quarter of 2020.

Revenue for the second quarter of 2021 totaled $233.2 million, an increase of $32.2 million or 16.0% over the second quarter of 2020, which reflects an increase in the Company’s PEO service fee revenue of $28.0 million or 15.5% and an increase in staffing services revenue of $4.2 million or 20.3%.

Our growth in PEO service revenues was primarily attributable to an increase in average billing per WSE as well as an increase in the average number of WSEs. The increase in staffing services revenue was due primarily to the reopening of business after the impacts of COVID-19 during the prior year period.

Gross margin for the second quarter of 2021 totaled $57.5 million or 24.7% of revenue compared to $46.6 million or 23.2% of revenue for the second quarter of 2020. The increase in gross margin as a percentage of revenues is a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the second quarter of 2021 totaled $18.5 million or 7.9% of revenue compared to $15.8 million or 7.9% of revenue for the second quarter of 2020. The direct payroll percentage remained unchanged due to a consistent mix of PEO and staffing clients in our customer base during the second quarter of 2021 as compared to the second quarter of 2020.

Payroll taxes and benefits for the second quarter of 2021 totaled $111.7 million or 47.9% of revenue compared to $93.7 million or 46.6% of revenue for the second quarter of 2020. The increase in payroll taxes and benefits as a percentage of revenues is primarily due to the timing of when payroll tax caps were reached in the second quarter of 2021 as compared to the second quarter of 2020.

Workers’ compensation expense for the second quarter of 2021 totaled $45.5 million or 19.5% of revenue compared to $44.9 million or 22.3% for the second quarter of 2020. The decrease in workers’ compensation expense as a percentage of revenue is primarily related to a favorable adjustment related to claims incurred in prior periods of $5.5 million compared to a favorable adjustment of $1.4 million in the second quarter of 2020.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2021 totaled $35.7 million or 15.3% of revenue compared to $33.3 million or 16.5% of revenue for the second quarter of 2020. The increase of $2.4 million in SG&A expense was primarily attributable to an increase in IT and employee related expenses in the second quarter of 2021.

Other income, net for the second quarter of 2021 was $1.9 million, compared to other income, net of $1.7 million for the second quarter of 2020. The increase was primarily attributable to an increase in investment income in the second quarter of 2021.

Our effective income tax rate for the second quarter of 2021 was 23.6%, compared to 17.1% for the second quarter of 2020. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

Six Months Ended June 30, 2021 and 2020

Net income for the first six months of 2021 amounted to $12.5 million compared to net income of $8.1 million for the first six months of 2020. Diluted income per share for the first six months of 2021 was $1.64 compared to diluted income per share of $1.06 for the first six months of 2020.

Revenues for the first six months of 2021 totaled $451.6 million, an increase of $31.5 million or 7.5% over the first six months of 2020, which reflects an increase in the Company’s PEO service fee revenue of $28.2 million or 7.5% and an increase in staffing services revenue of $3.3 million or 7.1%.

The increase in PEO service revenues was primarily attributable to an increase in average billing per WSE as well as an increase in the average number of WSEs. The increase in staffing services revenue was due primarily to the reopening of business after the impacts of COVID-19 during the prior year period.

Gross margin for the first six months of 2021 totaled $88.3 million or 19.6% of revenue compared to $72.7 million or 17.3% of revenue for the first six months of 2020. The increase in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the first six months of 2021 totaled $36.9 million or 8.2% of revenue compared to $34.9 million or 8.3% of revenue for the first six months of 2020. The direct payroll percentage remained relatively unchanged due to a consistent mix of PEO and staffing clients in our customer base during the first six months of 2021 as compared to the first six months of 2020.

Payroll taxes and benefits for the first six months of 2021 totaled $234.5 million or 51.9% of revenue compared to $213.1 million or 50.7% of revenue for the first six months of 2020. The increase in payroll taxes and benefits as a percentage of revenues is due primarily to the timing of when payroll tax caps were reached in the first six months of 2021 as compared to the first six months of 2020.

Workers’ compensation expense for the first six months of 2021 totaled $91.9 million or 20.3% of revenue compared to $99.4 million or 23.7% of revenue for the first six months of 2020. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to favorable claims development as well as a favorable adjustment of $6.7 million related to prior period claims during the first six months of 2021, compared to a favorable adjustment of $2.2 million in the first six months of 2020.

SG&A expenses for the first six months of 2021 totaled $72.8 million or 16.1% of revenue compared to $65.4 million or 15.6% of revenue for the first six months of 2020. The increase of $7.4 million in SG&A expense was primarily attributable to an increase in IT and employee related expenses in the first six months of 2021.

Other income, net for the first six months of 2021 was $3.3 million as compared to other income, net of $4.4 million for the first six months of 2020. The decrease was primarily attributable to a decrease in investment income in the first six months of 2021 because of lower interest rates.

Our effective income tax rate for the first six months of 2021 was 23.0% compared to 15.2% for the first six months of 2020. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $14.2 million, which includes cash, cash equivalents, and restricted cash, decreased $219.7 million for the six months ended June 30, 2021, compared to a decrease of $117.8 million for the comparable period of 2020. The decrease in cash at June 30, 2021 as compared to December 31, 2020 was primarily due to increased trade accounts receivable and purchases of investments and restricted investments, partially offset by increased accrued payroll, payroll taxes and related benefits, increased other accrued liabilities and proceeds from sales and maturities of investments and restricted investments.

Net cash provided by operating activities for the six months ended June 30, 2021 was $2.6 million, compared to net cash used of $114.4 million for the comparable period of 2020. For the six months ended June 30, 2021, cash provided by operating activities was primarily due to increased trade accounts receivable of $108.1 million, decreased workers’ compensation claims liabilities of $41.6 million, decreased safety incentive liability of $11.9 million and net income of $12.5 million, partially offset by net income of $12.5 million, increased accrued payroll, payroll taxes and related benefits of $87.0 million and increase in other accrued liabilities of $58.1 million.

Net cash used in investing activities for the six months ended June 30, 2021 was $211.5 million, compared to net cash provided of $2.0 million for the comparable period of 2020. For the six months ended June 30, 2021, cash used in investing activities consisted primarily of purchases of investments and restricted investments of $295.1 million and purchases of property, equipment and software of $3.2 million, partially offset by proceeds from sales and maturities of investments and restricted investments of $86.7 million.

Net cash used in financing activities for the six months ended June 30, 2021 was $10.8 million, compared to net cash used of $5.4 million for the comparable period of 2020. For the six months ended June 30, 2021, cash was primarily used for repurchases of common stock of $6.6 million and dividend payments of $4.5 million, partially offset by proceeds from exercises of stock options of $0.9 million.

The Company is required to maintain minimum collateral levels for policies issued under the insured program, which is held in trust accounts (the “trust accounts”). The balance in the trust accounts was $376.6 million and $290.7 million at June 30, 2021 and December 31, 2020, respectively. The trust account balances are included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

On June 30, 2021, the Company entered into a loss portfolio transfer agreement to remove all remaining outstanding workers’ compensation claims obligations for client policies issued under its insured program up to June 30, 2018. This transaction reduced the Company’s outstanding workers’ compensation liabilities by $53.1 million. The payment terms of the LPT required $5.0 million to be paid prior to June 30, 2021, with the remaining amount due in July 2021. The balance payable is included in other accrued liabilities on the condensed consolidated balance sheets.

The Company maintains an agreement (the “Agreement”) with the Bank for a revolving credit line of $33.0 million and a sublimit for standby letters of credit of $8.0 million. At June 30, 2021, $6.2 million of the sublimit for standby letters of credit was used. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at June 30, 2021 and December 31, 2020. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provided a $63.7 million standby letter of credit (the “Letter of Credit”). In April 2021, the Company and the insurance carrier reached an agreement to replace the Letter of Credit with other collateral assets and cancel the Letter of Credit in its entirety. As part of the transaction, the Bank released the $38.7 million of collateral held in support of the Letter of Credit, and the Company transferred the $38.7 million along with an additional $25.0 million to the trust accounts to satisfy the collateral requirements of the insured program.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At June 30, 2021, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $3.6 million and $3.7 million at June 30, 2021 and December 31, 2020, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022. LIBOR likely will no longer be in general use as a reference rate by financial institutions by December 31, 2021.

Inflation

Inflation generally has not been a significant factor in the Company’s operations during the periods discussed above.  The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future workers’ compensation claims payments.

Forward-Looking Information

Statements in this report include forward-looking statements which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the effects of the COVID-19 pandemic on our business operations, the competitiveness of our service offerings, our ability to attract and retain clients and to achieve revenue growth, the effect of changes in our mix of services on gross margin, the effect of tight labor market conditions, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, expected levels of required surety deposits and letters of credit, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our insured program, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, litigation costs, the effect of changes in the interest rate environment on the value of our investment securities and long-term debt, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions.

All of our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include our ability to retain current clients and attract new clients, the effects of governmental orders imposing business closures and shelter-in-place and social distancing requirements, difficulties associated with integrating clients into our operations, economic trends in our service areas, the potential for material deviations from expected future workers’ compensation claims experience, changes in the workers’ compensation regulatory environment in our primary markets, security breaches or failures in the Company’s information technology systems, collectability of accounts receivable, changes in effective payroll tax rates and federal and state income tax rates, the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results), the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business, the effect of conditions in the global capital markets on our investment portfolio, and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our insured program. Additional risk factors affecting our business are discussed in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 8, 2021. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt. As of June 30, 2021, the Company’s investments consisted principally of $233.6 million in corporate bonds, $101.2 million in mortgage backed securities, $71.5 million in U.S. treasuries, $44.8 million in U.S. government agency securities, $37.1 million in asset backed securities, $6.1 million in mutual funds and $1.5 million in money market funds. The Company’s outstanding debt totaled approximately $3.6 million at June 30, 2021. Based on the Company’s overall interest exposure at June 30, 2021, a 50 basis point increase in market interest rates would have a $10.8 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In March 2020, the World Health Organization and the United States government declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. In response to the COVID-19 pandemic, preventative actions such as shelter-in-place orders, restrictions on travel, and temporary closures of businesses deemed to be high-risk or non-essential have affected many areas of the country, including states where BBSI and our clients operate, particularly on the West Coast. These restrictions on business operations have significantly disrupted the U.S. economy, including small-and mid-sized businesses, which comprise our primary client base. As our PEO fees are based on client payroll, workforce reductions or shortages related to the pandemic could have a material adverse effect on our business. Clients who are impacted by government restrictions and economic disruptions may experience liquidity and other financial issues, which may reduce their capacity to pay for our services.

In response to the pandemic, federal and state government agencies have enacted numerous laws and regulatory guidelines designed to help the economy, individuals and employers, including retroactively. Many of these legislative and regulatory changes, including the American Rescue Plan Act enacted on March 11, 2021, directly impact the Company and our clients. Several of these programs use payroll tax credits and other payroll tax-related reductions or deferrals as the mechanism to provide benefits to small businesses and employees. The guidance surrounding these programs is limited and continuously evolving. Failure to appropriately interpret and comply with legal and regulatory changes arising from the COVID-19 pandemic could have a material adverse effect on our business and reputation. Additionally, failure to incorporate changes to laws and regulations resulting from COVID-19 into our PEO business model may decrease our ability to attract and retain clients.

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

As our employees may work from home more frequently and access the Company’s systems remotely, the Company may be exposed to heightened security risks, including the risk of cyber-attacks. Additionally, if any of the Company’s key management employees are unable to perform their duties for an extended period, including as the result of illness, the Company’s business could be adversely affected.

The COVID-19 pandemic has also caused significant volatility and uncertainty in the U.S. economy that may result in another economic downturn, which could in turn lead to increases in workers’ compensation and unemployment claims, increased unemployment taxes, increased uncollectable receivables and reductions in the value of the Company’s investment portfolio.

Continuation or exacerbation of the consequences of the pandemic is likely to have a material adverse effect on our business, cash flows, results of operations and financial condition, which may also result in our inability to comply with financial covenants under our credit facilities, our inability to obtain necessary additional financing and a decline in stockholder value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended June 30, 2021.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (1)
April	—	$—	—	$38,508,505
May	11,643	75.25	11,643	37,632,399
June	30,699	73.78	30,699	35,567,300
Total	42,342		42,342

(1) In August 2019, the Board had authorized the repurchase of up to $50.0 million of shares of the Company’s stock from time to time in open market purchases over a three-year period beginning August 15, 2019. As of June 30, 2021, the Company had repurchased 235,406 shares at an aggregate purchase amount of $14.6 million.

Item 6.	Exhibits
10.1	Form of Performance Share Award Agreement under 2020 Stock Incentive Plan.
10.2	Form of Indemnification Agreement with each outside director of Barrett Business Services, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: August 4, 2021	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer