Form 10-Q
period 2021-09-30
BARRETT BUSINESS SERVICES INC
filed 2021-11-03
CIK 902791

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of October 20, 2021, 7,504,924 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$12,860	$68,688
Investments	102,709	101,244
Trade accounts receivable, net	240,293	118,506
Income taxes receivable	1,732	6,485
Prepaid expenses and other	23,418	15,961
Restricted cash and investments	82,273	96,991
Total current assets	463,285	407,875
Property, equipment and software, net	35,965	34,916
Operating lease right-of-use assets	22,058	23,025
Restricted cash and investments	237,182	258,153
Goodwill	47,820	47,820
Other assets	2,657	3,161
	$808,967	$774,950
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,565	$221
Accounts payable	4,483	4,746
Accrued payroll, payroll taxes and related benefits	249,713	149,989
Current operating lease liabilities	7,435	7,539
Other accrued liabilities	8,190	7,275
Workers' compensation claims liabilities	78,225	102,040
Safety incentives liability	5,363	18,827
Total current liabilities	356,974	290,637
Long-term workers' compensation claims liabilities	218,774	255,706
Long-term debt	—	3,510
Deferred income taxes	2,946	4,518
Long-term operating lease liabilities	15,720	16,419
Customer deposits and other long-term liabilities	6,920	5,925
Total liabilities	601,334	576,715
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,505 and 7,566 shares issued and outstanding	75	76
Additional paid-in capital	27,981	24,885
Accumulated other comprehensive income	3,464	7,564
Retained earnings	176,113	165,710
Total stockholders' equity	207,633	198,235
	$808,967	$774,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Professional employer service fees	$217,972	$199,082	$620,287	$573,162
Staffing services	28,978	28,431	78,311	74,486
Total revenues	246,950	227,513	698,598	647,648
Cost of revenues:
Direct payroll costs	21,870	21,452	58,818	56,325
Payroll taxes and benefits	115,012	100,142	349,514	313,275
Workers' compensation	49,833	46,685	141,693	146,120
Total cost of revenues	186,715	168,279	550,025	515,720
Gross margin	60,235	59,234	148,573	131,928
Selling, general and administrative expenses	41,170	35,587	113,939	100,957
Depreciation and amortization	1,342	1,341	3,967	3,512
Income from operations	17,723	22,306	30,667	27,459
Other income (expense):
Investment income, net	1,825	1,664	5,559	6,431
Interest expense	(46)	(366)	(433)	(907)
Other, net	—	(4)	(4)	169
Other income, net	1,779	1,294	5,122	5,693
Income before income taxes	19,502	23,600	35,789	33,152
Provision for income taxes	4,573	5,089	8,324	6,538
Net income	$14,929	$18,511	$27,465	$26,614
Basic income per common share	$1.98	$2.42	$3.63	$3.51
Weighted average number of basic common shares outstanding	7,545	7,639	7,559	7,572
Diluted income per common share	$1.96	$2.40	$3.59	$3.46
Weighted average number of diluted common shares outstanding	7,607	7,709	7,642	7,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	September 30,
	2021	2020
Net income	$14,929	$18,511
Unrealized (losses) gains on investments, net of tax of ($383) and $263 in 2021 and 2020, respectively	(1,001)	688
Comprehensive Income	$13,928	$19,199

	Nine Months Ended
	September 30,
	2021	2020
Net income	$27,465	$26,614
Unrealized (losses) gains on investments, net of tax of ($1,567) and $1,847 in 2021 and 2020, respectively	(4,100)	4,830
Comprehensive income	$23,365	$31,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2021

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2020	7,566	$76	$24,885	$7,564	$165,710	$198,235
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	38	—	815	—	—	815
Common stock repurchased on vesting of restricted stock units and performance awards	(1)	—	(107)	—	—	(107)
Share-based compensation expense	—	—	1,060	—	—	1,060
Company repurchase of common stock	(49)	—	(170)	—	(3,266)	(3,436)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,278)	(2,278)
Unrealized loss on investments, net of tax	—	—	—	(5,250)	—	(5,250)
Net loss	—	—	—	—	(4,554)	(4,554)
Balance, March 31, 2021	7,554	$76	$26,483	$2,314	$155,612	$184,485
Common stock issued on exercise of options and vesting of restricted stock units	15	—	61	—	—	61
Common stock repurchased on vesting of restricted stock units	(4)	—	(287)	—	—	(287)
Share-based compensation expense	—	—	1,335	—	—	1,335
Company repurchase of common stock	(42)	(1)	(155)	—	(2,986)	(3,142)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,271)	(2,271)
Unrealized gain on investments, net of tax	—	—	—	2,151	—	2,151
Net income	—	—	—	—	17,090	17,090
Balance, June 30, 2021	7,523	$75	$27,437	$4,465	$167,445	$199,422
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units	51	1	279	—	—	280
Common stock repurchased on vesting of restricted stock units	(14)	—	(1,010)	—	—	(1,010)
Share-based compensation expense	—	—	1,479	—	—	1,479
Company repurchase of common stock	(55)	(1)	(204)	—	(3,992)	(4,197)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,269)	(2,269)
Unrealized loss on investments, net of tax	—	—	—	(1,001)	—	(1,001)
Net income	—	—	—	—	14,929	14,929
Balance, September 30, 2021	7,505	$75	$27,981	$3,464	$176,113	$207,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2020

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2019	7,514	$75	$20,227	$2,819	$148,678	$171,799
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	56	1	903	—	—	904
Common stock repurchased on vesting of restricted stock units and performance awards	(6)	—	(378)	—	—	(378)
Share-based compensation expense	—	—	342	—	—	342
Company repurchase of common stock	(59)	(1)	(169)		(2,817)	(2,987)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,262)	(2,262)
Unrealized loss on investments, net of tax	—	—	—	(2,735)	—	(2,735)
Net loss	—	—	—	—	(3,407)	(3,407)
Balance, March 31, 2020	7,505	$75	$20,925	$84	$140,192	$161,276
Common stock issued on exercise of options and vesting of restricted stock units	96	1	1,809	—	—	1,810
Common stock repurchased on vesting of restricted stock units	(3)	—	(110)	—	—	(110)
Share-based compensation expense	—	—	797	—	—	797
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,272)	(2,272)
Unrealized gain on investments, net of tax	—	—	—	6,877	—	6,877
Net income	—	—	—	—	11,510	11,510
Balance, June 30, 2020	7,598	$76	$23,421	$6,961	$149,430	$179,888
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units	66	—	300	—	—	300
Common stock repurchased on vesting of restricted stock units	(18)	—	(928)	—	—	(928)
Share-based compensation expense	—	—	1,145	—	—	1,145
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,292)	(2,292)
Unrealized gain on investments, net of tax	—	—	—	688	—	688
Net income	—	—	—	—	18,511	18,511
Balance, September 30, 2020	7,646	$76	$23,938	$7,649	$165,649	$197,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$27,465	$26,614
Reconciliations of net income to net cash used in operating activities:
Depreciation and amortization	3,967	3,512
Non-cash lease expense	5,937	5,394
Investment amortization and losses recognized	1,053	343
Deferred Income taxes	(1)	3,890
Share-based compensation	3,874	2,284
Changes in certain operating assets and liabilities:
Trade accounts receivable	(121,787)	(48,801)
Income taxes	4,753	(405)
Prepaid expenses and other	(7,457)	1,036
Accounts payable	(263)	454
Accrued payroll, payroll taxes and related benefits	100,792	32,554
Other accrued liabilities	835	(2,698)
Workers' compensation claims liabilities	(60,230)	(93,097)
Safety incentives liability	(13,464)	(4,596)
Operating lease liabilities	(5,773)	(5,215)
Other assets and liabilities, net	(5)	(130)
Net cash used in operating activities	(60,304)	(78,861)
Cash flows from investing activities:
Purchase of property, equipment and software	(5,016)	(6,936)
Purchase of investments	(56,775)	(50,329)
Proceeds from sales and maturities of investments	72,130	46,791
Purchase of restricted investments	(253,778)	(32,508)
Proceeds from sales and maturities of restricted investments	110,131	45,160
Net cash (used in) provided by investing activities	(133,308)	2,178
Cash flows from financing activities:
Proceeds from credit-line borrowings	2,718	—
Payments on credit-line borrowings	(2,718)	—
Payments on long-term debt	(166)	(165)
Repurchase of common stock	(10,775)	(2,987)
Common stock repurchased on vesting of stock awards	(1,404)	(1,416)
Dividends paid	(6,818)	(6,826)
Proceeds from exercise of stock options	1,156	3,014
Net cash used in financing activities	(18,007)	(8,380)
Net decrease in cash, cash equivalents and restricted cash	(211,619)	(85,063)
Cash, cash equivalents and restricted cash, beginning of period	233,837	273,341
Cash, cash equivalents and restricted cash, end of period	$22,218	$188,278

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

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes and workers’ compensation costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, employee benefits, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers’ compensation costs consist primarily of premiums paid to third-party insurers, claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, risk manager payroll, as well as costs associated with operating our two wholly owned insurance companies, Associated Insurance Company for Excess (“AICE”) and Ecole Insurance Company (“Ecole”).

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $460,000 and $757,000 at September 30, 2021 and December 31, 2020, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Safety incentives

We accrue for and present expected safety incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator. In July 2020, the Company began limiting its safety incentive offering in certain markets. The Company provided $5.4 million and $18.8 million at September 30, 2021 and December 31, 2020, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid during the nine months ended September 30, 2021 and 2020 did not materially differ from interest expense. Income taxes paid during the nine months ended September 30, 2021 totaled $3.5 million. Income taxes paid during the nine months ended September 30, 2020 totaled $3.2 million.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$12,860	$68,688	$61,193	$44,570
Restricted cash, included in restricted cash and investments	9,358	165,149	127,085	228,771
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$22,218	$233,837	$188,278	$273,341

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average number of basic shares outstanding	7,545	7,639	7,559	7,572
Effect of dilutive securities	62	70	83	116
Weighted average number of diluted shares outstanding	7,607	7,709	7,642	7,688

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

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at September 30, 2021 and December 31, 2020 measured at fair value on a recurring basis (in thousands):

	September 30, 2021			December 31, 2020
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$10,742	$—	$10,742	$42,007	$—	$42,007
Total cash equivalents	10,742	—	10,742	42,007	—	42,007
Investments:
Corporate bonds	42,007	344	42,351	50,918	884	51,802
Asset backed securities	33,548	(25)	33,523	36,948	(146)	36,802
Mortgage backed securities	19,197	(296)	18,901	4,367	24	4,391
U.S. government agency securities	7,386	548	7,934	7,396	752	8,148
U.S. treasuries	—	—	—	100	1	101
Total current investments	102,138	571	102,709	99,729	1,515	101,244
Restricted cash and investments (1):
Corporate bonds	127,026	1,209	128,235	88,902	4,091	92,993
Mortgage backed securities	71,546	1,331	72,877	48,795	2,356	51,151
U.S. treasuries	67,908	(32)	67,876	4,371	19	4,390
U.S. government agency securities	32,928	1,703	34,631	29,737	2,466	32,203
Mutual funds	6,104	—	6,104	5,036	—	5,036
Asset backed securities	150	1	151	256	4	260
Money market funds	143	—	143	40,063	(4)	40,059
Supranational bonds	—	—	—	4,775	3	4,778
Total restricted cash and investments	305,805	4,212	310,017	221,935	8,935	230,870
Total investments	$418,685	$4,783	$423,468	$363,671	$10,450	$374,121

(1) Included in restricted cash and investments within the condensed consolidated balance sheets is restricted cash of $9.4 million and $124.3 million as of September 30, 2021 and December 31, 2020, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at September 30, 2021 and December 31, 2020 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	September 30, 2021					December 31, 2020
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$10,742	$—	$—	$—	$10,742	$42,007	$—	$—	$—	$42,007
Investments:
Corporate bonds	42,351	—	42,351	—	—	51,802	—	51,802	—	—
Asset backed securities	33,523	—	33,523	—	—	36,802	—	36,802	—	—
Mortgage backed securities	18,901	—	18,901	—	—	4,391	—	4,391	—	—
U.S. government agency securities	7,934	—	7,934	—	—	8,148	—	8,148	—	—
U.S. treasuries	—	—	—	—	—	101	—	101	—	—
Restricted cash and investments:
Corporate bonds	128,235	—	128,235	—	—	92,993	—	92,993	—	—
Mortgage backed securities	72,877	—	72,877	—	—	51,151	—	51,151	—	—
U.S. treasuries	67,876	—	67,876	—	—	4,390	—	4,390	—	—
U.S. government agency securities	34,631	—	34,631	—	—	32,203	—	32,203	—	—
Mutual funds	6,104	6,104	—	—	—	5,036	5,036	—	—	—
Asset backed securities	151	—	151	—	—	260	—	260	—	—
Money market funds	143	—	—	—	143	40,059	—	—	—	40,059
Supranational bonds	—	—	—	—	—	4,778	—	4,778	—	—
Total investments	$423,468	$6,104	$406,479	$—	$10,885	$374,121	$5,036	$287,019	$—	$82,066

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at September 30, 2021 and December 31, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2021
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$22,114	$48,127	$100,345	$—	$170,586
U.S. treasuries	1,005	1,987	64,884	—	67,876
U.S. government agency securities	—	23,742	18,823	—	42,565
Asset backed securities	—	153	2,200	31,321	33,674
Money market funds	$10,885	$—	$—	$—	$10,885
Total	$34,004	$74,009	$186,252	$31,321	$325,586

	December 31, 2020
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$49,308	$61,315	$34,172	$—	$144,795
Money market funds	82,066	—	—	—	82,066
U.S. government agency securities	1,013	18,668	20,670	—	40,351
Asset backed securities	2	267	—	36,793	37,062
Supranational bonds	4,778	—	—	—	4,778
U.S. treasuries	1,367	1,504	1,620	—	4,491
Total	$138,534	$81,754	$56,462	$36,793	$313,543

The average contractual maturity of mortgage backed securities, which are excluded from the table above, was 23 years and 17 years as of September 30, 2021 and December 31, 2020, respectively.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning balance
Workers' compensation claims liabilities	$315,733	$336,504	$357,746	$438,986
Add: claims expense accrual
Current period	2,394	35,138	71,407	106,359
Prior periods	(823)	(2,977)	(7,486)	(5,163)
	1,571	32,161	63,921	101,196
Less: claim payments related to
Current period	6,149	7,046	11,129	13,123
Prior periods	14,018	15,640	113,022	181,170
	20,167	22,686	124,151	194,293

Change in claims incurred in excess of retention limits	(138)	1,369	(517)	1,459

Ending balance
Workers' compensation claims liabilities	$296,999	$347,348	$296,999	$347,348
Incurred but not reported (IBNR)	$162,382	$203,595	$162,382	$203,595

Ratio of IBNR to workers' compensation claims liabilities	55%	59%	55%	59%

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

On June 30, 2021, the Company entered into a loss portfolio transfer agreement (“LPT 2”) to remove all remaining outstanding workers’ compensation claims obligations for client policies issued under its insured program up to June 30, 2018. This transaction reduced the Company’s outstanding workers’ compensation liabilities by $53.1 million. The payment terms of the LPT required $5.0 million to be paid prior to June 30, 2021, with the remaining amount paid in July 2021.

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

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in trust accounts (the “trust accounts”). The balance in the trust accounts was $293.1 million and $290.7 million at September 30, 2021 and December 31, 2020, respectively. The trust account balances are included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $58.4 million and $60.1 million at September 30, 2021 and December 31, 2020, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At September 30, 2021, the Company provided surety bonds and standby letters of credit to satisfy state collateral requirements.

Claims liabilities

The Company provided a total of $297.0 million and $357.7 million at September 30, 2021 and December 31, 2020, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $2.3 million and $2.9 million at September 30, 2021 and December 31, 2020, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from insurance carriers of $2.3 million and $2.9 million at September 30, 2021 and December 31, 2020, respectively, included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the “Bank”) for a revolving credit line of $33.0 million and a sublimit for standby letters of credit of $8.0 million. At September 30, 2021, $6.2 million of the sublimit for standby letters of credit was used. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at September 30, 2021 and December 31, 2020. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At September 30, 2021, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $3.6 million and $3.7 million at September 30, 2021 and December 31, 2020, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022. LIBOR likely will no longer be in general use as a reference rate by financial institutions by December 31, 2021.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more likely than not” standard. As part of this evaluation, management reviews all evidence, both positive and negative, to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters.  The Company was in a cumulative income position for the 12 quarters ended September 30, 2021.

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

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for the 2015 and 2016 tax years and tax years before 2011. As of September 30, 2021, the Company had no material unrecognized tax benefits.

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

In addition to the matter above, BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation, including the possible liabilities in the Kaanaana case. For this case and others, management has recorded estimated liabilities of $4.0 million in other accrued liabilities in the condensed consolidated balance sheets.

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

Business Organization. We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and include senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety and various types of administration, including payroll. These teams are responsible for growth of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 43 states and the District of Columbia through a network of 53 branch locations in California, Oregon, Arizona, Colorado, Pennsylvania, Washington, Idaho, Maryland, Nevada, Utah, Delaware, North Carolina, New Mexico, Tennessee, and Virginia. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

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

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020
Revenues:
Professional employer service fees	$217,972	88.3%	$199,082	87.5%	$620,287	88.8%	$573,162	88.5%
Staffing services	28,978	11.7	28,431	12.5	78,311	11.2	74,486	11.5
Total revenues	246,950	100.0	227,513	100.0	698,598	100.0	647,648	100.0
Cost of revenues:
Direct payroll costs	21,870	8.9	21,452	9.4	58,818	8.4	56,325	8.7
Payroll taxes and benefits	115,012	46.6	100,142	44.0	349,514	50.0	313,275	48.4
Workers’ compensation	49,833	20.2	46,685	20.5	141,693	20.3	146,120	22.6
Total cost of revenues	186,715	75.7	168,279	73.9	550,025	78.7	515,720	79.6
Gross margin	60,235	24.3	59,234	26.1	148,573	21.3	131,928	20.4
Selling, general and administrative expenses	41,170	16.7	35,587	15.6	113,939	16.3	100,957	15.6
Depreciation and amortization	1,342	0.5	1,341	0.6	3,967	0.6	3,512	0.5
Income from operations	17,723	7.1	22,306	9.9	30,667	4.4	27,459	4.2
Other income, net	1,779	0.7	1,294	0.6	5,122	0.7	5,693	0.9
Income before income taxes	19,502	7.9	23,600	10.4	35,789	5.1	33,152	5.1
Provision for income taxes	4,573	1.9	5,089	2.2	8,324	1.2	6,538	1.0
Net income	$14,929	6.0%	$18,511	8.1%	$27,465	3.9%	$26,614	4.1%

We report professional employer (“PEO”) services revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three and nine months ended September 30, 2021 and 2020.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Gross billings	$1,689,313	$1,511,908	$4,762,193	$4,321,018
PEO and staffing wages	$1,462,982	$1,300,352	$4,119,235	$3,710,788

Because safety incentives represent consideration payable to PEO customers, safety incentive costs are netted against PEO revenue in our consolidated statements of operations. We therefore present below for purposes of analysis non-GAAP gross workers’ compensation expense, which represents workers’ compensation costs including safety incentive costs. We believe this non-GAAP measure is useful in evaluating the total costs of our workers’ compensation program. In July 2020, the Company began limiting its safety incentive offering in certain markets, resulting in a reduction to safety incentive costs.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Workers' compensation	$49,833	$46,685	$141,693	$146,120
Safety incentive costs	687	5,369	2,163	19,150
Non-GAAP gross workers' compensation	$50,520	$52,054	$143,856	$165,270

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
PEO and staffing wages	86.6%	86.0%	86.5%	85.9%
Payroll taxes and benefits	6.8%	6.6%	7.3%	7.3%
Non-GAAP gross workers' compensation	3.0%	3.4%	3.0%	3.8%
Gross margin	3.6%	3.9%	3.1%	3.1%

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

	(Unaudited)
	Three Months Ended
	September 30,
	2021	% Change	2020	% Change
Average WSEs	116,258	8.0%	107,600	-8.1%
Ending WSEs	115,949	7.7%	107,612	-7.6%

	(Unaudited)
	Nine Months Ended
	September 30,
	2021	% Change	2020	% Change
Average WSEs	111,640	3.6%	107,809	-5.2%
Ending WSEs	115,949	7.7%	107,612	-7.6%

Three Months Ended September 30, 2021 and 2020

Net income for the third quarter of 2021 amounted to $14.9 million compared to net income of $18.5 million for the third quarter of 2020. Diluted income per share for the third quarter of 2021 was $1.96 compared to diluted income per share of $2.40 for the third quarter of 2020.

Revenue for the third quarter of 2021 totaled $247.0 million, an increase of $19.4 million or 8.5% over the third quarter of 2020, which reflects an increase in the Company’s PEO service fee revenue of $18.9 million or 9.5% and an increase in staffing services revenue of $0.5 million or 1.9%.

Our growth in PEO service revenues was primarily attributable to an increase in average billing per WSE as well as an increase in the average number of WSEs. The increase in staffing services revenue was due primarily to the reopening of business after the impacts of COVID-19 during the prior year period.

Gross margin for the third quarter of 2021 totaled $60.2 million or 24.3% of revenue compared to $59.2 million or 26.1% of revenue for the third quarter of 2020. The decrease in gross margin as a percentage of revenues is a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the third quarter of 2021 totaled $21.9 million or 8.9% of revenue compared to $21.5 million or 9.4% of revenue for the third quarter of 2020. The decrease in direct payroll costs percentage was primarily due to the increase in PEO services and decrease in staffing services within the mix of our customer base compared to the third quarter of 2020.

Payroll taxes and benefits for the third quarter of 2021 totaled $115.0 million or 46.6% of revenue compared to $100.1 million or 44.0% of revenue for the third quarter of 2020. The increase in payroll taxes and benefits as a percentage of revenues is due primarily to an increase in newly hired WSEs, which increased the amount of payroll subject to payroll taxes in the third quarter of 2021 as compared to the third quarter of 2020.

Workers’ compensation expense for the third quarter of 2021 totaled $49.8 million or 20.2% of revenue compared to $46.7 million or 20.5% for the third quarter of 2020. The decrease in workers’ compensation expense as a percentage of revenue is primarily related to favorable claims development as compared to the third quarter of 2020.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2021 totaled $41.2 million or 16.7% of revenue compared to $35.6 million or 15.6% of revenue for the third quarter of 2020. The increase of $5.6 million in SG&A expense was primarily attributable to lower employee related expenses in the prior year due to reductions implemented in response to the COVID-19 pandemic that have since been reversed as well as increased variable employee compensation and incentive pay in the current year related to stronger than expected financial results.

Other income, net for the third quarter of 2021 was $1.8 million, compared to other income, net of $1.3 million for the third quarter of 2020. The increase was primarily attributable to an increase in investment income in the third quarter of 2021.

Our effective income tax rate for the third quarter of 2021 was 23.4%, compared to 21.6% for the third quarter of 2020. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

Nine Months Ended September 30, 2021 and 2020

Net income for the first nine months of 2021 amounted to $27.5 million compared to net income of $26.6 million for the first nine months of 2020. Diluted income per share for the first nine months of 2021 was $3.59 compared to diluted income per share of $3.46 for the first nine months of 2020.

Revenues for the first nine months of 2021 totaled $698.6 million, an increase of $51.0 million or 7.9% over the first nine months of 2020, which reflects an increase in the Company’s PEO service fee revenue of $47.1 million or 8.2% and an increase in staffing services revenue of $3.8 million or 5.1%.

The increase in PEO service revenues was primarily attributable to an increase in average billing per WSE as well as an increase in the average number of WSEs. The increase in staffing services revenue was due primarily to the reopening of business after the impacts of COVID-19 during the prior year period.

Gross margin for the first nine months of 2021 totaled $148.6 million or 21.3% of revenue compared to $131.9 million or 20.4% of revenue for the first nine months of 2020. The increase in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the first nine months of 2021 totaled $58.8 million or 8.4% of revenue compared to $56.3 million or 8.7% of revenue for the first nine months of 2020. The decrease in direct payroll costs percentage was primarily due to the increase in PEO services and decrease in staffing services within the mix of our customer base in the first nine months of 2021 as compared to the first nine months of 2020.

Payroll taxes and benefits for the first nine months of 2021 totaled $349.5 million or 50.0% of revenue compared to $313.3 million or 48.4% of revenue for the first nine months of 2020. The increase in payroll taxes and benefits as a percentage of revenues is primarily due to an increase in newly hired WSEs, which increased the amount of payroll subject to payroll taxes in the first nine months of 2021 as compared to the first nine months of 2020.

Workers’ compensation expense for the first nine months of 2021 totaled $141.7 million or 20.3% of revenue compared to $146.1 million or 22.6% of revenue for the first nine months of 2020. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to favorable claims development as well as a favorable adjustment of $7.5 million related to prior period claims during the first nine months of 2021, compared to a favorable adjustment of $5.2 million in the first nine months of 2020.

SG&A expenses for the first nine months of 2021 totaled $113.9 million or 16.3% of revenue compared to $101.0 million or 15.6% of revenue for the first nine months of 2020. The increase of $12.9 million in SG&A expense was primarily attributable to an increase in IT expense related to the launch of the myBBSI portal in 2020 and increased employee related expenses due to prior year reductions during the COVID-19 pandemic that have since been reversed and increased variable employee compensation and incentive pay in the current year related to stronger than expected financial results.

Other income, net for the first nine months of 2021 was $5.1 million as compared to other income, net of $5.7 million for the first nine months of 2020. The decrease was primarily attributable to a decrease in investment income in the first nine months of 2021 because of lower interest rates.

Our effective income tax rate for the first nine months of 2021 was 23.3% compared to 19.7% for the first nine months of 2020. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $22.2 million, which includes cash, cash equivalents, and restricted cash, decreased $211.6 million for the nine months ended September 30, 2021, compared to a decrease of $85.1 million for the comparable period of 2020. The decrease in cash at September 30, 2021 as compared to December 31, 2020 was primarily due to purchases of investments and restricted investments, increased trade accounts receivable and decreased workers’ compensation claims liabilities, which was due primarily to the loss portfolio transfer agreement, partially offset by proceeds from sales and maturities of investments and restricted investments and increased accrued payroll, payroll taxes and related benefits.

Net cash used by operating activities for the nine months ended September 30, 2021 was $60.3 million, compared to net cash used of $78.9 million for the comparable period of 2020. For the nine months ended September 30, 2021, cash used by operating activities was primarily due to increased trade accounts receivable of $121.8 million, decreased workers’ compensation claims liabilities of $60.2 million and decreased safety incentive liabilities of $13.5 million, partially offset by increased accrued payroll, payroll taxes and related benefits of $100.8 million and net income of $27.5 million.

Net cash used in investing activities for the nine months ended September 30, 2021 was $133.3 million, compared to net cash provided of $2.2 million for the comparable period of 2020. For the nine months ended September 30, 2021, cash used in investing activities consisted primarily of purchases of investments and restricted investments of $310.6 million and purchases of property, equipment and software of $5.0 million, partially offset by proceeds from sales and maturities of investments and restricted investments of $182.3 million.

Net cash used in financing activities for the nine months ended September 30, 2021 was $18.0 million, compared to net cash used of $8.4 million for the comparable period of 2020. For the nine months ended September 30, 2021, cash was primarily used for repurchases of common stock of $10.8 million and dividend payments of $6.8 million, partially offset by proceeds from exercises of stock options of $1.2 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in trust accounts (the “trust accounts”). The balance in the trust accounts was $293.1 million and $290.7 million at September 30, 2021 and December 31, 2020, respectively. The trust account balances are included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

On June 30, 2021, the Company entered into a loss portfolio transfer agreement to remove all remaining outstanding workers’ compensation claims obligations for client policies issued under its insured program up to June 30, 2018. This transaction reduced the Company’s outstanding workers’ compensation liabilities by $53.1 million. The payment terms of the LPT required $5.0 million to be paid prior to June 30, 2021, with the remaining amount paid in July 2021.

The Company maintains an agreement (the “Agreement”) with the Bank for a revolving credit line of $33.0 million and a sublimit for standby letters of credit of $8.0 million. At September 30, 2021, $6.2 million of the sublimit for standby letters of credit was used. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month LIBOR plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at September 30, 2021 and December 31, 2020. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements.  If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At September 30, 2021, the Company was in compliance with all covenants.

The Company maintains a mortgage loan with the Bank with a balance of approximately $3.6 million and $3.7 million at September 30, 2021 and December 31, 2020, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan requires payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022. LIBOR likely will no longer be in general use as a reference rate by financial institutions by December 31, 2021.

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

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt. As of September 30, 2021, the Company’s investments consisted principally of $170.6 million in corporate bonds, $91.8 million in mortgage backed securities, $67.9 million in U.S. treasuries, $42.6 million in U.S. government agency securities, $33.7 million in asset backed securities, $10.9 million in money market funds and $6.1 million in mutual funds. The Company’s outstanding debt totaled approximately $3.6 million at September 30, 2021. Based on the Company’s overall interest exposure at September 30, 2021, a 50 basis point increase in market interest rates would have a $7.0 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Refer to “Note 6 - Litigation," to the condensed consolidated financial statements included in Part I, Item 1 of this report for information regarding legal proceedings in which we are involved.

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

In March 2020, the World Health Organization and the United States government declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. In response to the COVID-19 pandemic, preventative actions such as shelter-in-place orders, restrictions on travel, temporary closures of businesses deemed to be high-risk or non-essential, and other government mandates have affected many areas of the country, including states where BBSI and our clients operate, particularly on the West Coast. These restrictions on business operations have significantly disrupted the U.S. economy, including small-and mid-sized businesses, which comprise our primary client base. As our PEO fees are based on client payroll, workforce reductions or shortages related to the pandemic could have a material adverse effect on our business. Clients who are impacted by government restrictions and economic disruptions may experience liquidity and other financial issues, which may reduce their capacity to pay for our services.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended September 30, 2021.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (1)
July	7,687	$71.54	7,687	$34,819,079
August	—	—	—	34,819,079
September	47,860	76.19	47,860	31,172,822
Total	55,547		55,547

(1) In August 2019, the Board authorized the repurchase of up to $50.0 million of shares of the Company’s stock from time to time in open market purchases over a three-year period beginning August 15, 2019. As of September 30, 2021, the Company had repurchased 290,953 shares at an aggregate purchase amount of $18.8 million.

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: November 3, 2021	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer