Form 10-K
period 2021-12-31
BARRETT BUSINESS SERVICES INC
filed 2022-03-07
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $534,958,957 at June 30, 2021

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 21, 2022
Common Stock, Par Value $.01 Per Share	7,422,523 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are hereby incorporated by reference in Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2021 ANNUAL REPORT ON FORM 10-K

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

Business Organization

We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and include senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety, and various types of administration, including payroll. These teams are responsible for growth and profitability of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with employees located in 47 states and the District of Columbia through a network of 50 branch locations in Arizona, California, Colorado, Delaware, Idaho, Maryland, Nevada, New Mexico, North Carolina, Oregon, Pennsylvania, Tennessee, Utah, Virginia and Washington. We also have several smaller recruiting locations in our general market areas, which are under the direction of a branch office.

Services Overview

BBSI’s core purpose is to advocate for business owners, particularly in the small and mid-sized business segment. Our evolution from an entrepreneurially run company to a professionally managed organization has helped to form our view that all businesses experience inflection points at key stages of growth. The insights gained through our own growth, along with the trends we see in working with more than 7,600 companies each day, define our approach to guiding business owners through the challenges associated with being an employer. BBSI’s business teams align with each business owner client through a structured three-tiered progression. In doing so, business teams focus on the objectives of each business owner and deliver planning, guidance and resources in support of those objectives.

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

Categories of Services

We report financial results in two categories of services: Professional Employer Services (“PEO”) and Staffing. See Item 7 of Part II of this Report for information regarding the percentages of total net revenues provided by our PEO and staffing services for each of the last three fiscal years, and our consolidated financial statements in Item 8 of Part II of this Report for information regarding revenues, net income and total assets in our single reportable segment.

PEO

We enter into a client services agreement to establish a co-employment relationship with each client company, assuming responsibility for payroll, payroll taxes, workers’ compensation coverage (if elected) and certain other administrative functions for the client’s existing workforce. We refer to employees of our PEO clients as worksite employees (“WSEs”). The client maintains physical care, custody and control of the WSEs, including the authority to hire and terminate employees. During 2021, we supported in excess of 7,600 PEO clients with total average WSEs of 112,928. This compares to more than 7,500 PEO clients with an average of 108,249 total WSEs during 2020.

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

Clients and Client Contracts

Our PEO business is typically characterized by long-term relationships that result in recurring revenue. The terms and conditions applicable to our client relationships are set forth in a client services agreement, which typically provides for an initial term of one year with renewal for additional one-year periods, but generally permits cancellation by either party upon 30 days’ written notice. In addition, in most cases we may terminate the agreement at any time for certain breaches of contract, including nonpayment or failure to follow our workplace safety recommendations.

The PEO client services agreement also provides for indemnification by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety, or immigration laws or regulations. Our client service agreement requires that clients enter into a co-employment arrangement and maintain comprehensive liability coverage in the amount of $1.0 million for acts of their employees. It is nevertheless possible that claims not satisfied or covered through indemnification or insurance may be asserted against us, which could adversely affect our results of operations.

We have PEO client services agreements with a diverse array of customers, including electronics manufacturers, various light-manufacturing industries, agriculture-based companies, transportation and shipping enterprises, food processors, telecommunications companies, public utilities, general contractors in various construction-related fields, and professional services firms. None of our clients individually represented more than 1% of our total revenues in 2021.

Market Opportunity

As a PEO that aligns with the mission of business owners by providing resources and guidance to small and mid-size businesses, BBSI believes its growth is driven by the desire of business owners to focus on mission-critical functions, reduce complexity associated with the employment function, mitigate costs and maximize their investment in human capital. Our integrated management platform has enabled us to capitalize on these needs within the small to mid-size business sector.

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

Growth Strategy

We believe our clients are one of our best advocates and powerful drivers of referral-based growth. In each market, operations teams provide expertise, consultation and support to our clients, driving growth and supporting retention. We anticipate that by adding business teams to existing branches, we can achieve incremental growth in those markets, driven by our reputation and by client referrals. In most markets business development efforts are led by area managers and are further supported by business development managers.

Our business growth has three primary sources: referrals from existing clients, direct business-to-business sales efforts by our area managers and business development managers, and an extensive referral network. Partners in our referral network include insurance brokers, financial advisors, attorneys, CPA’s, and other business professionals who can facilitate an introduction to prospective clients. These referral partners facilitate introductions to business owners on our behalf, typically in exchange for a fee equal to a small percentage of payroll.

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

Insured Program

The Company provides workers’ compensation coverage for client employees primarily through arrangements with fully licensed, third-party insurers (the “insured program”). Under this program, carriers issue policies or afford coverage to the Company’s clients under a program maintained by the Company. Approximately 82% of the Company’s workers’ compensation exposure is covered through the insured program.

The Company entered into a new arrangement for its insured program effective July 1, 2021, whereby third-party insurers assume all risk of loss for claims incurred after June 30, 2021. The agreement continues to June 30, 2022 and includes a renewal commitment through June 30, 2023. The arrangement allows for premium adjustments depending on overall portfolio performance. If claims develop favorably, BBSI can participate in the savings up to $20.0 million for a twelve-month policy period. If claims develop adversely, additional premium may be charged up to $7.5 million for a twelve-month policy period.

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

Self-Insured Programs

The Company is a self-insured employer with respect to workers' compensation coverage for all employees, including employees of PEO clients that elect to participate in our workers’ compensation program, working in Colorado, Maryland and Oregon. In the state of Washington, state law allows only the Company's staffing services and internal management employees to be covered under the Company's self-insured workers' compensation program. The Company also operates a wholly owned, fully licensed insurance company, Ecole, which provides workers’ compensation coverage to client employees working in Arizona and Utah. Approximately 18% of the Company’s workers’ compensation exposure is covered through self-insurance or Ecole (the “self-insured programs”).

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

Human Capital

At December 31, 2021, we had 121,660 total employees, including 116,154 WSEs under our PEO client service agreements, 4,760 staffing services employees, 742 managerial, sales and administrative employees (together, “management employees”), and 4 executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. We believe our employee relations with management employees are good.

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

We motivate our management employees through a compensation package that includes a competitive base salary and the opportunity for profit sharing. At the branch level, profit sharing is in direct correlation to client WSE growth and workers’ compensation claims performance, reinforcing a culture focused on achievement of client goals. We also provide a comprehensive benefits package as well as an employee stock purchase plan. We seek feedback from employees regarding our benefits package through employee surveys. This information is used by management to make improvements as we continuously strive to be an employer of choice. During 2021, we implemented a program that provides paid volunteer time to encourage our management employees to participate in community service projects, which has been favorably received both internally and externally.

We offer various qualified employee benefit plans to our employees, including those employees for whom we are the administrative employer in a co-employment arrangement with a PEO client that so elects. Employees covered under a PEO arrangement may participate in our 401(k) plan at the sole discretion of the PEO client. Our qualified staffing and management employee benefit plans include our 401(k) plan, in which employees may enroll upon reaching 21 years of age and completing 1,000 hours of service in a 12 consecutive month period. We make matching contributions to the 401(k) plan under a safe harbor provision, which are immediately 100% vested. We match 100% of contributions by management and staffing employees up to 3% of each participating employee's annual compensation and 50% of the employee's contributions up to an additional 2% of annual compensation. We may also make discretionary contributions to the 401(k) plan, which vest over six years and are subject to certain legal limits, at the sole discretion of our Board of Directors.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) subject us to potential penalties unless we offer to our employees minimum essential healthcare coverage that is affordable. Because each PEO client is considered to be the sole employer in the application of any rule or law included within the scope of the Acts, we are not required to offer health care coverage to the WSEs of our PEO clients. However, in order to comply with the employer mandate provision of the Acts, we offer health care coverage to all eligible staffing employees and management employees eligible for coverage under the Acts.

In response to the COVID-19 pandemic in March 2020, we transitioned much of our workforce to a remote working environment with a commitment to the safety of our employees and the communities we serve. Beginning in the third quarter of 2020 and continuing through 2021, we re-opened our offices while continuing to adhere to health and safety protocols and provided remote work options to accommodate employees seeking the flexibility to work remotely as well as in the office.

Regulatory and Legislative Environment

We are subject to the laws and regulations of the jurisdictions within which we operate, including those governing self-insured employers under the workers' compensation systems in Oregon, Maryland, and Colorado, as well as in Washington for staffing and management employees. We are also subject to laws and regulations governing our two wholly owned insurance companies in Arizona. While the specific PEO laws and regulations vary among these jurisdictions, they typically require some form of licensing or registration and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk, particularly with respect to those clients who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date.

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

Additional Information

Our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and registration statements, as well as any amendments to these filings, are accessible free of charge at our website at http://www.bbsi.com as soon as reasonably practicable after they are electronically filed with the SEC. By making this reference to our website, we do not intend to incorporate into this report any information posted on our website. The website should not be considered part of this report.

The SEC also maintains a website at http://www.sec.gov that provides access to reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

Item 1A.	RISK FACTORS

In addition to other information contained in this report, the following risk factors should be considered carefully in evaluating our business.

Risks Relating to the COVID-19 Pandemic

The Company’s business may be negatively affected by outbreaks of disease, such as epidemics or pandemics, including the ongoing COVID-19 pandemic.

In March 2020, the World Health Organization and the United States government declared COVID-19 a pandemic and recommended containment and mitigation measures worldwide. In response to the COVID-19 pandemic, various preventative actions and government mandates have affected many areas of the country, including states where BBSI and our clients operate, particularly on the West Coast. These restrictions on business operations have had a particularly disruptive effect on small-and mid-sized businesses, which comprise our primary client base. As our PEO fees are based on client payroll, workforce reductions, labor shortages and supply disruptions related to the pandemic or otherwise could have a material adverse effect on our business. Clients that are impacted by government restrictions and economic disruptions may experience liquidity and other financial issues, reducing their capacity to pay for our services.

In response to the pandemic, federal and state government agencies have enacted numerous laws and regulatory guidelines designed to help the economy, individuals and employers. Many of these legislative and regulatory changes, including the American Rescue Plan Act enacted on March 11, 2021, directly impact the Company and our clients. Several of these programs use payroll tax credits and other payroll tax-related reductions or deferrals as the mechanism to provide benefits to small businesses and employees. The guidance surrounding these programs is limited and continuously evolving. Failure to appropriately interpret and comply with legal and regulatory changes arising from the COVID-19 pandemic could have a material adverse effect on our business and reputation. Additionally, failure to incorporate changes to laws and regulations resulting from COVID-19 into our PEO business model may decrease our ability to attract and retain clients.

Additionally, many states revised their workers’ compensation standards of coverage to include COVID-19 related illnesses for certain groups of workers. While effects on the Company’s workers’ compensation exposure in the states in which we operate have been limited to date, these changes in laws and regulations or in the pattern of COVID-19 illnesses could increase our exposure to workers’ compensation claims.

As our employees may work from home more frequently and access the Company’s systems remotely, the Company may be exposed to heightened security risks, including the risk of cyber-attacks. Additionally, if the Company’s key management employees are unable to perform their duties for an extended period, including as the result of illness, the Company’s business may be adversely affected.

The COVID-19 pandemic has also caused significant volatility and uncertainty in the U.S. economy that may result in another economic downturn, which could in turn lead to a decrease in gross billings, increases in workers’ compensation and unemployment claims, increased unemployment taxes, increased uncollectable receivables and reductions in the value of the Company’s investment portfolio.

Continuation or exacerbation of the consequences of the pandemic described above and elsewhere in this report would likely have a material adverse effect on our business, cash flows, results of operations and financial condition, which may also result in our inability to comply with financial covenants under our credit facilities, our inability to obtain necessary additional financing and a decline in stockholder value.

Risks Relating to Workers’ Compensation

Our ability to continue our business operations under our present service model is dependent on maintaining workers' compensation insurance coverage.

Our arrangement with fully licensed, third-party insurers under the insured program provides workers’ compensation coverage to BBSI’s PEO clients through June 30, 2022, with committed coverage through June 30, 2023, and the possibility of additional annual renewals. If our fully licensed third-party insurers are unwilling or unable to renew our arrangement in the future, we would need to seek coverage from a small number of alternative insurers. If replacement coverage were unavailable or available only on significantly less favorable terms, our business and results of operations would be materially adversely affected.

Our consolidated retention for workers' compensation claims prior to July 1, 2021 is $3.0 million per occurrence under our insurance arrangement in the majority of states in which we operate.

For claims incurred under the insured program prior to July 1, 2021, the Company retains risk of loss up to the first $3.0 million per occurrence on policies issued after June 30, 2020, and $5.0 million per occurrence on policies issued before that date.

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

Thus, for claims incurred before July 1, 2020, the Company has financial risk for most workers’ compensation claims under $5.0 million on a per occurrence basis, except for claims transferred under the insured program as part of LPT 1 and LPT 2. For claims incurred between July 1, 2020 and June 30, 2021, the Company has financial risk for most workers' compensation claims under $3.0 million on a per occurrence basis. This level of per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results and financial condition.

Collateral requirements could increase beyond our ability to satisfy those requirements.

The Company is required to provide collateral for its insured program and by certain states related to its current and former status as a self-insured employer. Various factors, including adverse loss experience or a decline in the fair value of investments in our collateral accounts, could cause the counterparties to require that additional collateral be posted. To partially satisfy these collateral requirements, the Company has provided surety bonds and standby letters of credit. If there are significant changes to the market for these credit products, or if we are unable to renew these agreements, we may incur increased costs or be required to deposit additional capital as collateral.

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

We rely extensively on computer systems, including systems of third-party vendors, to provide service offerings to our clients, manage our branch network, perform employment-related services and accounting and reporting functions, and summarize and analyze our financial results. These systems are subject to damage or interruption from telecommunications failures, power-related outages, third-party disruptions, computer viruses and malicious attacks, security breaches and catastrophic events. If these systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, experience loss of critical data and interruptions or delays in our ability to manage our operations, and encounter a loss of client confidence. In addition, our clients’ businesses may be adversely affected by any system or equipment failure or breach we experience. As a result, we may suffer damage to our reputation, we may lose clients, our ability to attract new clients may be adversely affected, and we could be exposed to contractual liability.

We depend on third-party software to provide our services and support our operations.

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

Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, corruption of data, misuse or theft of private or other sensitive information, or inadvertent acts by our own employees, could result in the disclosure or misuse of confidential or proprietary information, which could have a material adverse effect on our business operations or that of our clients. If we experience a significant data security breach, fail to detect and appropriately respond to a significant data security breach, or fail to comply with the various state cybersecurity regulations, we could be exposed to government enforcement actions and private litigation. These losses may exceed our insurance coverage for such incidents. In addition, our employees and clients could lose confidence in our ability to protect their personal and proprietary information, which could cause them to terminate their relationships with us. Any loss of confidence arising from a significant data security breach could hurt our reputation, further damaging our business.

Other Risks Related to our Business and Industry

In order to continue to grow revenues, we are dependent on retaining current clients and attracting new clients.

The Company’s revenue growth can be volatile and is dependent on same customer sales and the addition of new clients. Revenues increased 8.4% in 2021 and decreased 6.5% in 2020. There can be no assurance that we will continue to maintain current levels of revenues. Efforts to achieve business growth intensifies pressure on retaining current clients and attracting increasing numbers of new clients.

Our business is subject to risks associated with geographic market concentration.

Our California operations accounted for approximately 73% of our total revenues in 2021. As a result of the current importance of our California operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in California. If California experiences an economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business or limits our competitive advantages, our profitability and growth prospects may be materially adversely affected. Similarly, due to our geographic concentration in California, a natural disaster or major event that disrupts these markets or the related workforce could have an immediate and material adverse impact on our operations and profitability.

Economic conditions may impact our ability to attract new clients and cause our existing clients to reduce staffing levels or cease operations.

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

Demand for our staffing services is sensitive to changes in the level of economic activity in the regions in which we do business. As economic activity slows down, companies often reduce their use of temporary employees before undertaking layoffs of permanent staff, resulting in decreased demand for staffing services. On the other hand, during strong economic periods or tight labor markets due to other factors, we often experience shortages of qualified employees to meet customer needs, as occurred during 2021.

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

Increases in unemployment claims could raise our state and federal unemployment tax rates that we may not be able to pass on to our customers.

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

Our success depends in part on our ability to maintain our reputation for providing excellent service to our customers. Service quality issues, whether actual or perceived, and even when due to dissemination of false information or unfounded perceptions, could tarnish the image of our brand and may cause customers to use other companies. Also, adverse publicity surrounding labor relations, data breaches, SEC investigations, and the like, could negatively affect our overall reputation. Damage to our reputation could reduce demand for our services and thus have an adverse effect on our business, financial condition and results of operations.

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

We are dependent on certain key personnel and recruitment and retention of key employees may be difficult and expensive.

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

We seek to hold a diversified portfolio of high-quality investments that is managed by a professional investment advisory firm in accordance with our investment policy and routinely reviewed by management and approved by the risk management committee of our Board of Directors. However, our investments, including those held as collateral for our various insurance programs, are subject to general economic conditions and market risks, as well as risks inherent to particular securities, including credit, interest rate and liquidity risks. Our portfolio consists primarily of debt securities and is subject to the risk that certain investments may default, become impaired due to deterioration in the financial condition of one or more issuers of the securities, or will need to be sold for realized losses. Although our investment strategy is designed to preserve our capital, we cannot be certain that our investment objectives will be achieved, and we could incur substantial realized and unrealized investment losses in future periods.

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

Our long-term growth strategy may include acquisitions which could be unsuccessful or cause disruptions to our business, which could adversely impact our financial condition or results of operations.

Potential future acquisitions may introduce a number of risks related to the integration of businesses, personnel, product lines, and technologies. If we are unable to successfully identify appropriate acquisition candidates, negotiate favorable terms, and successfully integrate an acquisition, our business, financial condition, and results of operation could be materially and adversely affected.

Risks Related to Our Regulatory Environment

We operate in a complex regulatory environment, and failure to comply with applicable laws and regulations could adversely affect our business.

Corporate human resource operations are subject to a broad range of complex and evolving laws and regulations, including those applicable to payroll practices, benefits administration, employment practices, workers’ compensation coverage, and privacy. Because our clients have employees in many states throughout the United States, we must perform our services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret and may change from time to time. Violation of such laws and regulations could subject us to fines, penalties, and damages, damage our reputation, constitute a breach of our client agreements, impair our ability to obtain and renew required licenses, and decrease our profitability or competitiveness. If any of these effects were to occur, our operating results and financial condition could be adversely affected.

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

Future growth in our operations depends, in part, on our ability to offer our services to prospective clients in new states, which may subject us to different regulatory requirements and standards. In order to operate effectively in a new state, we must obtain and maintain all necessary licenses and regulatory approvals, adapt our procedures to that state's regulatory requirements and modify our service offerings to adapt to local market conditions. As we expand into additional states, we may not be able to duplicate in other markets the financial performance experienced in our current markets.

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

Certain provisions of Maryland law and our Charter and bylaws could have the effect of delaying or preventing a third-party from acquiring the Company, even if a change in control would be beneficial to our stockholders. These provisions of our Charter and bylaws permit the Board of Directors to issue up to 500,000 shares of preferred stock with such rights and preferences, including voting rights, as the Board may establish, without further approval by the Company's stockholders, which could also adversely affect the voting power of holders of our Common Stock.

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

We operate through 50 branch offices. The following table shows the number of locations in each state in which we have offices. We also lease office space in other locations in our market areas which we use to recruit and place employees.

Number of Branch
Offices	Locations
California	23
Colorado	3
Oregon	3
Pennsylvania	3
Washington	3
Arizona	2
Idaho	2
Maryland	2
Nevada	2
Utah	2
Delaware	1
New Mexico	1
North Carolina	1
Tennessee	1
Virginia	1

We lease office space for our branch offices. At December 31, 2021, our leases had expiration dates ranging from less than one year to seven years. Our corporate headquarters occupies approximately 81 percent of the 65,300 square foot building we own in Vancouver, Washington.

Item 3.	LEGAL PROCEEDINGS

BBSI is not subject to material legal proceedings and claims other than those which arise in the ordinary course of our business, except for those matters discussed in “Note 12 - Litigation” to the consolidated financial statements incorporated into Item 8 of Part II of this report.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the "Common Stock") trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol "BBSI." At February 10, 2022, there were 23 stockholders of record and approximately 5,906 beneficial owners of the Common Stock.

The following table summarizes information related to stock repurchases during the quarter ended December 31, 2021.

	Total		Total Number of	Approximate Dollar Value of
	Number of	Average Price	Shares Repurchased	Shares that May Yet
	Shares	Paid	as Part of Publicly	Be Repurchased
Month	Repurchased	Per Share	Announced Plan (1)	Under the Plan (1)
October	-	$-	-	$31,172,822
November	31,006	75.83	31,006	28,821,716
December	60,098	69.23	60,098	24,660,945
Total	91,104		91,104

(1) In August 2019, the Board authorized the repurchase of up to $50.0 million of shares of the Company’s stock from time to time in open market purchases over a three-year period beginning August 15, 2019. As of December 31, 2021, the Company had repurchased 382,057 shares at an aggregate purchase price of $25.3 million. On February 28, 2022, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning February 28, 2022. The new repurchase program replaces the program approved in August 2019.

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2016 until December 31, 2021, for our Common Stock, The Nasdaq Composite Index, and the S&P 1500 Human Resource & Employment Services Index, a published industry index that is considered reflective of the Company’s peers.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2016 in our Common Stock and the indexes shown, and that dividends are reinvested. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/16	12/17	12/18	12/19	12/20	12/21

Barrett Business Services, Inc.	100.00	102.36	92.03	147.34	113.60	116.89
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
S&P 1500 Human Resource & Employment Services Index	100.00	133.65	117.99	139.40	140.36	211.75

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

With our PEO clients, we enter into a co-employment arrangement in which we become the administrative employer while the client maintains physical care, custody and control of their workforce. Our PEO services are billed as a percentage of client payroll; the gross amount invoiced includes direct payroll costs plus an additional percentage amount to cover employer payroll-related taxes, workers’ compensation coverage (if provided), other service related costs and a margin. However, actual costs can be higher or lower than anticipated. PEO customers are invoiced following the end of each payroll processing cycle, with payment generally due on the invoice date. Revenues for PEO services exclude direct payroll billings because we are not the primary obligor for those payments.

We generate staffing services revenues primarily from short-term staffing, contract staffing, on-site management and direct placement services. For staffing services other than direct placement, invoiced amounts include direct payroll, an amount intended to cover employer payroll-related taxes, workers’ compensation coverage, other service related costs and a margin. Staffing customers are invoiced weekly and typically have payment terms of 30 days. Direct placement services are billed at agreed fees at the time of a successful placement.

Our business is concentrated in California, and we expect to continue to derive a majority of our revenues from this market in the future. Revenues generated in our California operations accounted for 73% of our total revenues in 2021, 75% in 2020 and 77% in 2019. Consequently, any weakness in economic conditions or changes in the regulatory or insurance environment in California could have a material adverse effect on our financial results.

Our cost of revenues for PEO services includes employer payroll-related taxes and workers' compensation costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, employee benefits, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer's portion of Social Security and Medicare taxes, federal and state unemployment taxes and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers' compensation costs consist primarily of the costs associated with our workers' compensation program, including premiums for the insured program, claims reserves for the self-insured program, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, risk manager payroll, premiums for excess insurance, and costs associated with operating our two wholly owned insurance companies, AICE and Ecole.

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

Workers' Compensation Reserves

We recognize our liability for the ultimate payment of incurred claims and claims adjustment expenses by establishing a reserve that represents our estimates of future amounts necessary to pay claims and related expenses with respect to workplace injuries that have occurred. When a claim involving a probable loss is reported, our independent third-party administrator for workers’ compensation claims (“TPA”) establishes a case reserve for the estimated amount of ultimate loss. The estimate reflects a judgment based on established case reserving practices and the experience and knowledge of the TPA regarding the nature and expected amount of the claim, as well as the estimated expenses of settling the claim, including legal and other fees and expenses of claims administration. The adequacy of such case reserves depends in part on the professional judgment of the TPA to properly and comprehensively evaluate the economic consequences of each claim.

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

Our estimates are based on actuarial analyses and informed judgment, derived from individual experiences and expertise applied to multiple sets of data and analyses. We consider significant facts and circumstances known both at the time that loss reserves are initially established and as new facts and circumstances become known. Due to the inherent uncertainty underlying loss reserve estimates, the expenses incurred through final resolution of our liability for our workers’ compensation claims will likely vary from the related loss reserves at the reporting date. Therefore, as specific claims are paid out in the future, actual paid losses may be materially different from our current loss reserves.

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

We believe that the amounts recorded for our estimated liabilities for workers’ compensation claims, which are based on informed judgment, analysis of data, actuarial estimates, and analysis of other trends associated with the Company’s historical universe of claims data, are reasonable. Nevertheless, adjustments to such estimates will be required in future periods if the development of claim costs varies materially from our estimates, and such future adjustments may be material to our results of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on the Company's results of operations and financial condition, see “Note 1 - Summary of Operations and Significant Accounting Policies” to the consolidated financial statements in Item 8 of Part II of this report.

Forward-Looking Information

Statements in this Item or in Items 1, 1A, 3 and 9A of this report include forward-looking statements, which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the effects of the COVID-19 pandemic on our business operations, the competitiveness of our service offerings, our ability to attract and retain clients and to achieve revenue growth, the effect of changes in our mix of services on gross margin, the effect of tight labor market conditions, the adequacy of our workers' compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, expected levels of required surety deposits and letters of credit, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our insured program, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, litigation costs, the effect of changes in the interest rate environment on the value of our investment securities and long-term debt, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions.

All of our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include our ability to retain current clients and attract new clients, the effects of governmental orders, laws or regulations imposing requirements related to the COVID-19 pandemic, difficulties associated with integrating clients into our operations, economic trends in our service areas, the potential for material deviations from expected future workers’ compensation claims experience, changes in the workers’ compensation regulatory environment in our primary markets, security breaches or failures in the Company’s information technology systems, collectability of accounts receivable, changes in effective payroll tax rates and federal and state income tax rates, the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results), the effects of inflation on our operating expenses and those of our clients, the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business, the effect of conditions in the global capital markets on our investment portfolio, and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers' compensation coverage or our insured program. Additional risk factors affecting our business are discussed in Item 1A of Part I of this report. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The following table sets forth the percentages of total revenues represented by selected items in the Company's consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, included in Item 8 of Part II of this report.

	Percentage of Total Net Revenues
($ in thousands)	Years Ended December 31,
	2021		2020		2019
Revenues:
Professional employer service fees	$843,815	88.3%	$777,430	88.3%	$819,873	87.0%
Staffing services	111,351	11.7	103,394	11.7	$122,438	13.0
Total revenues	955,166	100.0	880,824	100.0	942,311	100.0
Cost of revenues:
Direct payroll costs	83,821	8.8	78,380	8.9	92,455	9.8
Payroll taxes and benefits	469,888	49.2	418,793	47.5	429,713	45.6
Workers’ compensation	196,949	20.6	200,744	22.8	211,890	22.5
Total cost of revenues	750,658	78.6	697,917	79.2	734,058	77.9
Gross margin	204,508	21.4	182,907	20.8	208,253	22.1
Selling, general and administrative expenses	155,259	16.3	141,916	16.1	153,879	16.3
Depreciation and amortization	5,326	0.6	4,844	0.6	3,886	0.4
Income from operations	43,923	4.6	36,147	4.1	50,488	5.4
Other income, net	6,738	0.7	6,449	0.7	10,650	1.1
Income before income taxes	50,661	5.3	42,596	4.8	61,138	6.5
Provision for income taxes	12,582	1.3	8,831	1.0	12,846	1.4
Net income	$38,079	3.9%	$33,765	3.8%	$48,292	5.2%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the years ended December 31, 2021, 2020 and 2019.

	Year Ended
	December 31,
(in thousands)	2021	2020	2019
Gross billings	$6,569,986	$5,924,539	$5,971,008
PEO and staffing wages	5,693,903	5,098,604	5,090,943

Because safety incentives represent consideration payable to PEO customers, safety incentive costs are netted against PEO revenue in our consolidated statements of operations. We therefore present below for purposes of analysis non-GAAP gross workers’ compensation expense, which represents workers’ compensation costs including safety incentive costs. We believe this non-GAAP measure is useful in evaluating the total costs of our workers’ compensation program. In July 2020, the Company began limiting its safety incentive offering in certain markets, resulting in a substantial reduction in safety incentive costs.

	Year Ended
	December 31,
(in thousands)	2021	2020	2019
Workers' compensation	$196,949	$200,744	$211,890
Safety incentive costs	2,985	23,544	31,663
Non-GAAP gross workers' compensation	$199,934	$224,288	$243,553

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	Percentage of Gross Billings
	Year Ended
	December 31,
	2021	2020	2019
PEO and staffing wages	86.7%	86.1%	85.3%
Payroll taxes and benefits	7.2%	7.1%	7.2%
Non-GAAP gross workers' compensation	3.0%	3.8%	4.1%
Gross margin	3.1%	3.1%	3.5%

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

	Year Ended
	December 31,
	2021	% Change	2020	% Change	2019
Average WSEs	112,928	4.3%	108,249	-5.3%	114,341
Ending WSEs	116,154	6.3%	109,292	-4.6%	114,584

Years Ended December 31, 2021 and 2020

Net income for 2021 was $38.1 million compared to net income of $33.8 million for 2020. Diluted income per share for 2021 was $5.00 compared to diluted income per share of $4.39 for 2020.

Revenue for 2021 totaled $955.2 million, an increase of $74.3 million or 8.4% over 2020, which reflects an increase in the Company’s PEO service fee revenue of $66.4 million or 8.5% and an increase in staffing services revenue of $8.0 million or 7.7%.

The increase in PEO services revenues was primarily attributable to an increase in average billing per WSE as well as an increase in the average number of WSEs. The increase in staffing services revenue was due primarily to the reopening of business after the impacts of COVID-19 during the prior year period.

Gross margin for 2021 totaled $204.5 million or 21.4% of revenue compared to $182.9 million or 20.8% of revenue for 2020. The increase in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for 2021 totaled $83.8 million or 8.8% of revenue compared to $78.4 million or 8.9% of revenue for 2020. The decrease in direct payroll costs percentage was primarily due to the increase in PEO services and decrease in staffing services within the mix of our customer base in 2021 as compared to 2020.

Payroll taxes and benefits for 2021 totaled $469.9 million or 49.2% of revenue compared to $418.8 million or 47.5% of revenue for 2020. The increase in payroll taxes and benefits as a percentage of revenues is due primarily to an increase in newly hired WSEs, which increased the amount of payroll subject to payroll taxes in 2021 as compared to 2020.

Workers’ compensation expense for 2021 totaled $196.9 million or 20.6% of revenue compared to $200.7 million or 22.8% of revenue for 2020. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to favorable claims development as well as a favorable adjustment of $9.2 million related to prior period claims in 2021, compared to a favorable adjustment of $6.4 million in 2020.

Selling, general and administrative (“SG&A”) expenses for 2021 totaled $155.3 million or 16.3% of revenue compared to $141.9 million or 16.1% of revenue for 2020. The increase of $13.4 million in SG&A expense in 2021 was primarily attributable to an increase in IT expense related to the launch of our myBBSI portal in 2020 and increased employee related expenses due to prior year reductions during the COVID-19 pandemic that have since been reversed, as well as increased variable employee compensation and incentive pay in 2021 related to stronger than expected financial results.

Other income, net for 2021 totaled $6.7 million compared to other income of $6.4 million for 2020. The increase was primarily attributable to a decrease in interest expense, partially offset by decreased investment income due to lower interest rates.

Our effective income tax rate for 2021 was 24.8% compared to 20.7% for 2020. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits. See “Note 9 - Income Taxes” to the consolidated financial statements included in Item 8 of Part II of this report for additional information regarding income taxes.

A discussion of our financial condition and results of operations for 2020 compared to 2019 can be found in Part II, Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 8, 2021.

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

Liquidity and Capital Resources

The Company's cash balance of $78.6 million, which includes cash, cash equivalents, and restricted cash, decreased $155.2 million for the twelve months ended December 31, 2021, compared to a decrease of $39.5 million for the comparable period of 2020. The decrease in cash at December 31, 2021 as compared to December 31, 2020 was primarily due to purchases of investments and restricted investments, decreased workers’ compensation claims liabilities, increased trade accounts receivable and repurchase of common stock, partially offset by proceeds from the sales and maturities of investments and restricted investments, increased accrued payroll, payroll taxes and related benefits and net income.

Net cash used in operating activities in 2021 amounted to $15.5 million, compared to net cash used in $27.9 million for the comparable period of 2020. In 2021, cash used in operating activities was primarily due to decreased workers’ compensation claims liabilities of $77.6 million, increased trade accounts receivable of $37.2 million and decreased safety incentive of $14.5 million, partially offset by increased accrued payroll, payroll taxes and related benefits of $49.7 million and net income of $38.1 million.

Net cash used in investing activities totaled $112.9 million in 2021, compared to net cash provided of $4.1 million for the comparable period of 2020. In 2021, net cash used in investing activities consisted primarily of proceeds from sales and maturities of investments and restricted investments of $202.6 million, partially offset by purchases of investments and restricted investments of $308.6 million and purchases of property, equipment and software of $6.8 million.

Net cash used in financing activities in 2021 was $26.9 million compared to net cash used of $15.7 million for the comparable period of 2020. In 2021, cash used in financing activities primarily consisted of repurchases of common stock of $17.3 million, dividend payments of $9.1 million and common stock repurchased on vesting of stock awards to settle income tax obligations of $1.5 million, partially offset by proceeds from exercises of stock options of $1.2 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in trust accounts (the “trust accounts”). The balance in the trust accounts was $273.6 million and $290.7 million at December 31, 2021 and December 31, 2020, respectively. The trust account balances are included as a component of the current and long-term restricted cash and investments in the Company’s consolidated balance sheets.

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

In March 2022, the Company entered into an amended credit agreement (the “Amended Agreement”) with Wells Fargo Bank, N.A. (the “Bank”), which supersedes the previous agreement. The Amended Agreement increased the revolving credit line from $33.0 million to $50.0 million and maintained the sublimit for standby letters of credit at $8.0 million. Advances under the credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) the one-month Term SOFR plus 1.75%. The Amended Agreement also provides for an unused commitment fee of 0.30% per year on the average daily unused amount of the revolving credit line.

The Amended Agreement replaced the financial covenants in the Agreement (as defined below) with the following financial covenants:

•

adjusted free cash flow [net profit after taxes plus interest expense (net of capitalized interest), depreciation, expense and amortization expense, less dividends/distributions] not less than $10 million as of each fiscal quarter end, determined on a rolling 4-quarter basis.

•

tangible net worth [aggregate of total stockholders' equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals] not less than $100 million at each fiscal quarter end.

Other than as described above, the Agreement (as defined below) previously in place during 2021 is substantially unchanged.

At December, 31, 2021, the Company maintained an agreement (the “Agreement”) with the Bank for a revolving credit line of $33.0 million and a sublimit for standby letters of credit of $8.0 million. At December 31, 2021, $6.2 million of the sublimit for standby letters of credit was used. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provided for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2021 and 2020. The credit facility was collateralized by the Company’s accounts receivable and other rights to receive payment.

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

The Agreement required the satisfaction of certain financial covenants as follows:

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

The Agreement imposed certain additional restrictions unless the Bank provides its prior written consent as follows:

•

incurring additional indebtedness is prohibited, other than purchase financing for the acquisition of assets, provided that the aggregate of all purchase financing does not exceed $1 million at any time;

•	the Company may not terminate or cancel any of the AICE policies; and
•

if an event of default would occur, and is continuing, including on a pro forma basis, no dividends or distributions would be permitted to be paid and redemptions and repurchases of the Company’s stock would be permitted only up to $15 million in any rolling 12-month period.

The Agreement also contained customary events of default and specified cross-defaults under the Company's workers' compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At December 31, 2021, the Company was in compliance with all covenants.

The Company maintained a mortgage loan with the Bank with a balance of approximately $3.5 million and $3.7 million at December 31, 2021 and 2020, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan required payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022. On January 31, 2022, the Company paid the outstanding balance of the mortgage loan.

Management expects that the funds anticipated to be generated from operations, current liquid assets, and availability under the Company’s revolving credit facility will be sufficient in the aggregate to fund the Company’s working capital needs for the next twelve months.

Contractual Obligations

The Company's contractual obligations as of December 31, 2021 are summarized below:

	As of December 31, 2021
	Payments Due by Period
(in thousands)		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$25,409	$8,129	$11,377	$4,201	$1,702
Long-term debt	3,510	3,510	—	—	—
Total contractual obligations	$28,919	$11,639	$11,377	$4,201	$1,702

(1) As of December 31, 2021, the Company has additional operating leases that have not yet commenced of $2.1 million and remaining balances on short-term operating leases of $22,394. In January 2022, the Company paid off all of its long-term debt.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit and long-term debt. As of December 31, 2021, the Company’s investments consisted principally of approximately $159.5 million in corporate bonds, $82.6 million in mortgage backed securities, $67.3 million in U.S. treasuries, $42.0 million in U.S. government agency securities, $29.6 million in asset backed securities, $13.9 million in money market funds, and $6.3 million in mutual funds. The Company’s outstanding debt totaled approximately $3.5 million at December 31, 2021. Based in the Company's overall interest exposure at December 31, 2021, a 50 basis point increase in market interest rates would have an $8.2 million effect on the fair value of the Company's investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Barrett Business Services, Inc.

Vancouver, Washington

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2022, expressed an unqualified opinion on the company's internal control over financial reporting.

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

Workers' Compensation Claims Liabilities

Workers’ compensation claims liabilities represent management’s estimate of future amounts necessary to pay claims and related expenses with respect to workplace injuries that have occurred as of a given reporting date. The estimated liability for open workers’ compensation claims is based on an evaluation of information provided by the Company’s third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse loss development with respect to reported claims and incurred but not reported claims (together, IBNR). Workers’ compensation claims liabilities included case reserve estimates for reported losses, plus additional amounts for estimated IBNR claims, medical cost containment, legal costs, and unallocated loss adjustment expenses. The process of arriving at an estimate of unpaid claims and claims adjustment expense involves a high degree of judgment and is affected by both internal and external events, including changes in claims handling practices, changes in reserve estimation procedures, inflation, trends in the litigation and settlement of pending claims, and legislative changes. The Company’s estimates are based on informed judgment, derived from individual experience and expertise applied to multiple sets of data and analyses. The company considers significant facts and circumstances known both at the time that loss reserves are initially established, and as new facts and circumstances become known. Workers’ compensation claims liabilities as of December 31, 2021 were $279 million.

Given the high degree of judgment required to estimate the value of the workers’ compensation claims liabilities, performing audit procedures to evaluate the workers’ compensation claims liabilities recorded for the year ended December 31, 2021, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the workers’ compensation claims liabilities included the following, among others:

•

We tested the effectiveness of controls related to workers’ compensation claims liabilities, including those involved in estimating the ultimate losses to be incurred for reported and unreported claims.

•

We tested the underlying data that is used as inputs into the actuarial analysis, including historical claims, to evaluate whether those inputs were reasonable. In addition, we assessed whether any changes in the business or environment, including legislative changes, interest rates, and claims handling practices, were appropriately considered in developing the estimate of ultimate losses to be incurred for reported and unreported claims.

•	With the assistance of our actuarial specialists, we evaluated the methods and assumptions used by management to estimate the workers’ compensation claims liabilities by performing the following:
o

Compared management’s prior-year assumptions of expected claims development and ultimate loss to actuals incurred during the current year to identify and evaluate potential bias in the determination of the workers’ compensation claims liabilities.

o

Developed a range of independent estimates of the workers’ compensation claims liabilities, utilizing claim payment patterns, loss development factors, and future cost trends for workers’ compensation claims liabilities.  We compared our estimated ranges to management’s estimates.

o	Read the Company’s reinsurance policies and compared the coverage and terms to the assumptions used by management.

/s/ Deloitte & Touche LLP

Portland, Oregon

March 7, 2022

We have served as the Company's auditor since 2016.

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2021 and 2020

(In Thousands, Except Par Value)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$69,405	$68,688
Investments	96,763	101,244
Trade accounts receivable, net	155,707	118,506
Income taxes receivable	—	6,485
Prepaid expenses and other	17,606	15,961
Restricted cash and investments	67,238	96,991
Total current assets	406,719	407,875
Property, equipment and software, net	36,277	34,916
Operating lease right-of-use assets	20,697	23,025
Restricted cash and investments	232,965	258,153
Goodwill	47,820	47,820
Other assets	2,474	3,161
	$746,952	$774,950
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,510	$221
Accounts payable	4,485	4,746
Accrued payroll, payroll taxes and related benefits	199,067	149,989
Income taxes payable	1,673	—
Current operating lease liabilities	7,191	7,539
Other accrued liabilities	15,120	7,275
Workers' compensation claims liabilities	80,028	102,040
Safety incentives liability	4,322	18,827
Total current liabilities	315,396	290,637
Long-term workers' compensation claims liabilities	199,379	255,706
Long-term debt	—	3,510
Deferred income taxes	1,687	4,518
Long-term operating lease liabilities	14,598	16,419
Customer deposits and other long-term liabilities	7,362	5,925
Total liabilities	538,422	576,715
Commitments and contingencies (Notes 6, 8 and 12)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,415 and 7,566 shares issued and outstanding in 2021 and 2020, respectively	74	76
Additional paid-in capital	29,054	24,885
Accumulated other comprehensive income	1,079	7,564
Retained earnings	178,323	165,710
Total stockholders' equity	208,530	198,235
	$746,952	$774,950

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2021, 2020 and 2019

(In Thousands, Except Per Share Amounts)

	Year Ended
	December 31,
	2021	2020	2019
Revenues:
Professional employer service fees	$843,815	$777,430	$819,873
Staffing services	111,351	103,394	122,438
Total revenues	955,166	880,824	942,311
Cost of revenues:
Direct payroll costs	83,821	78,380	92,455
Payroll taxes and benefits	469,888	418,793	429,713
Workers' compensation	196,949	200,744	211,890
Total cost of revenues	750,658	697,917	734,058
Gross margin	204,508	182,907	208,253
Selling, general and administrative expenses	155,259	141,916	153,879
Depreciation and amortization	5,326	4,844	3,886
Income from operations	43,923	36,147	50,488
Other income (expense):
Investment income, net	7,215	7,977	12,520
Interest expense	(372)	(1,244)	(1,789)
Other, net	(105)	(284)	(81)
Other income, net	6,738	6,449	10,650
Income before income taxes	50,661	42,596	61,138
Provision for income taxes	12,582	8,831	12,846
Net income	$38,079	$33,765	$48,292
Basic income per common share	$5.05	$4.46	$6.48
Weighted average number of basic common shares outstanding	7,540	7,577	7,451
Diluted income per common share	$5.00	$4.39	$6.27
Weighted average number of diluted common shares outstanding	7,621	7,688	7,699

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2021, 2020 and 2019

(In Thousands)

	Year Ended
	December 31,
	2021	2020	2019
Net income	$38,079	$33,765	$48,292
Unrealized (losses) gains on investments, net of tax of ($2,478), $1,814, and $3,014 in 2021, 2020, and 2019, respectively	(6,485)	4,745	7,887
Comprehensive income	$31,594	$38,510	$56,179

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2021, 2020 and 2019

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2018	7,395	$74	$15,437	$(5,068)	$108,594	$119,037
Common stock issued on exercise of options and vesting of restricted stock units	157	1	753	—	—	754
Common stock repurchased on vesting of restricted stock units	(38)	—	(3,136)	—	—	(3,136)
Share-based compensation expense	—	—	7,173	—	—	7,173
Cash dividends on common stock ($1.10 per share)	—	—	—	—	(8,208)	(8,208)
Unrealized gain on investments, net of tax	—	—	—	7,887	—	7,887
Net income	—	—	—	—	48,292	48,292
Balance, December 31, 2019	7,514	$75	$20,227	$2,819	$148,678	$171,799
Common stock issued on exercise of options and vesting of restricted stock units	223	2	3,082	—	—	3,084
Common stock repurchased on vesting of restricted stock units	(27)	—	(1,417)	—	—	(1,417)
Share-based compensation expense	—	—	3,436	—	—	3,436
Company repurchase of common stock	(144)	(1)	(443)	—	(7,612)	(8,056)
Cash dividends on common stock ($1.10 per share)	—	—	—	—	(9,121)	(9,121)
Unrealized gain on investments, net of tax	—	—	—	4,745	—	4,745
Net income	—	—	—	—	33,765	33,765
Balance, December 31, 2020	7,566	$76	$24,885	$7,564	$165,710	$198,235
Common stock issued on exercise of options and vesting of restricted stock units	106	1	1,155	—	—	1,156
Common stock repurchased on vesting of stock awards	(20)	—	(1,465)	—	—	(1,465)
Share-based compensation expense	—	—	5,366	—	—	5,366
Company repurchase of common stock	(237)	(3)	(887)	—	(16,397)	(17,287)
Cash dividends on common stock ($1.10 per share)	—	—	—	—	(9,069)	(9,069)
Unrealized loss on investments, net of tax	—	—	—	(6,485)	—	(6,485)
Net income	—	—	—	—	38,079	38,079
Balance, December 31, 2021	7,415	$74	$29,054	$1,079	$178,323	$208,530

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2021, 2020 and 2019

(In Thousands)

	Year Ended
	December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$38,079	$33,765	$48,292
Reconciliations of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,326	4,844	3,886
Non-cash operating lease expense	8,045	7,246	6,991
Investment amortization and losses recognized	1,433	587	1,117
Loss recognized on disposal of property and equipment	114	574	—
Deferred income taxes	(347)	5,492	2,656
Share-based compensation	5,366	3,436	7,173
Changes in certain operating assets and liabilities:
Trade accounts receivable	(37,201)	45,055	(11,964)
Income taxes	8,158	(5,150)	(5,738)
Prepaid expenses and other	(1,645)	(1,042)	(1,039)
Accounts payable	(261)	(1,247)	1,657
Accrued payroll, payroll taxes and related benefits	49,739	(22,608)	17,858
Other accrued liabilities	7,753	(1,671)	(11,720)
Workers' compensation claims liabilities	(77,640)	(80,783)	25,477
Safety incentives liability	(14,505)	(9,123)	(1,260)
Operating lease liabilities	(7,886)	(7,062)	(6,242)
Other assets and liabilities, net	13	(228)	(7)
Net cash (used in) provided by operating activities	(15,459)	(27,915)	77,137
Cash flows from investing activities:
Purchase of property, equipment and software	(6,801)	(8,610)	(10,798)
Purchase of investments	(54,835)	(65,738)	(54,343)
Proceeds from sales and maturities of investments	75,256	47,922	88,771
Purchase of restricted investments	(253,781)	(34,968)	(9,812)
Proceeds from sales and maturities of restricted investments	127,298	65,535	52,495
Net cash (used in) provided by investing activities	(112,863)	4,141	66,313
Cash flows from financing activities:
Proceeds from credit-line borrowings	2,718	—	18,843
Payments on credit-line borrowings	(2,718)	—	(18,843)
Payments on long-term debt	(221)	(220)	(221)
Repurchase of common stock	(17,287)	(8,056)	—
Common stock repurchased on vesting of stock awards	(1,465)	(1,417)	(3,136)
Dividends paid	(9,069)	(9,121)	(8,208)
Proceeds from exercise of stock options	1,156	3,084	754
Net cash used in financing activities	(26,886)	(15,730)	(10,811)
Net (decrease) increase in cash, cash equivalents and restricted cash	(155,208)	(39,504)	132,639
Cash, cash equivalents and restricted cash, beginning of period	233,837	273,341	140,702
Cash, cash equivalents and restricted cash, end of period	$78,629	$233,837	$273,341

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

We believe this platform, delivered through our decentralized organizational structure, differentiates BBSI from our competitors. The Company operates through a network of 50 branch offices throughout Arizona, California, Colorado, Delaware, Idaho, Maryland, Nevada, New Mexico, North Carolina, Oregon, Pennsylvania, Tennessee, Utah, Virginia and Washington. Approximately 73%, 75% and 77%, respectively, of our revenue during 2021, 2020, and 2019 was attributable to our California operations. BBSI was incorporated in Maryland in 1965.

The Company operates a wholly owned, fully licensed captive insurance company, Associated Insurance Company for Excess ("AICE") and a wholly owned, fully licensed insurance company, Ecole. AICE and Ecole provide access to more competitive and cost-effective insurance markets and provide cost-effective risk management. See “Note 5 – Workers’ Compensation Claims” for additional information in the Company’s insurance programs.

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

Our PEO client service agreements have a minimum term of one year, are renewable on an annual basis and typically require 30 days’ written notice to cancel or terminate the contract by either party. In addition, our client service agreements provide for immediate termination upon any payment default of the client regardless of when notice is given. PEO customers are invoiced following the end of each payroll processing cycle, with payment generally due on the invoice date. Staffing customers are generally invoiced weekly based on agreed rates per employee and actual hours worked, typically with payment terms of 30 days. The amount of earned but unbilled revenue is classified as a receivable on the consolidated balance sheets.

We report PEO revenues net of direct payroll costs because we are not the primary obligor for these payments to our clients’ employees. Direct payroll costs include salaries, wages, health insurance, and employee out-of-pocket expenses incurred incidental to employment. We also present revenue net of safety incentives, because these incentives represent consideration payable to customers.

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes and workers' compensation costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, employee benefits, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer's portion of Social Security and Medicare taxes, federal and state unemployment taxes, and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by our customer. Workers' compensation costs consist primarily of premiums paid to third-party insurers, claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, risk manager payroll, as well as costs associated with operating our two wholly owned insurance companies, AICE and Ecole.

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $460,000 and $757,000 at December 31, 2021 and 2020, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers' payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

Our allowance for doubtful accounts activity is summarized as follows (in thousands):

	2021	2020	2019
Balance at January 1,
Allowance for doubtful accounts	$757	$888	$533
Charges to expense	193	125	459
Write-offs of uncollectible accounts, net of recoveries	(490)	(256)	(104)
Balance at December 31,
Allowance for doubtful accounts	$460	$757	$888

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

Depreciation of property and equipment and amortization of software is calculated using the straight-line method over estimated useful lives of the related assets or lease terms, as follows:

Years
Buildings	39
Office furniture and fixtures	7
Computer hardware, software and software development costs	3 - 10
Leasehold improvements	1 - 7

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

We determine whether an arrangement is or contains a lease at inception. We record our operating lease liabilities and right-of-use (ROU) assets at the lease commencement date. Operating lease liabilities are based on the present value of future minimum lease payments over the lease term, and include options to renew a lease in the future minimum lease payments if it is reasonably certain that the Company will exercise that option. ROU assets are based on the lease liability, adjusted for any lease prepayments and lease incentives. If a lease does not provide an implicit interest rate, we use our incremental borrowing rate on a collateralized basis from the information available at commencement date in determining the present value of lease payments. We recognize expense for lease payments on a straight-line basis over the lease term for operating leases. Leases with initial terms of 12 months or less are considered short-term lease costs and are not recorded as ROU assets on the consolidated balance sheets. ROU assets are reviewed for impairment in the same manner as long-lived assets. No impairment has been recorded in the periods presented.

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

Safety incentives

We accrue for and present expected safety incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers' compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator. In July 2020, the Company began limiting its safety incentive offering in certain markets. The Company provided $4.3 million and $18.8 million at December 31, 2021 and 2020, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid in 2021, 2020, and 2019 did not materially differ from interest expense. Income taxes paid by the Company totaled $4.7 million, $8.5 million, and $15.4 million in 2021, 2020, and 2019, respectively.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our consolidated balance sheets to the amounts reported on the consolidated statements of cash flows (in thousands):

	December 31,	December 31,	December 31,
	2021	2020	2019
Cash and cash equivalents	$69,405	$68,688	$44,570
Restricted cash, included in restricted cash and investments	9,224	165,149	228,771
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$78,629	$233,837	$273,341

Basic and diluted earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year using the treasury method. Diluted earnings per share reflect the potential effects of the issuance of shares in connection with the exercise of outstanding stock options, vesting of outstanding restricted stock units and performance share units, and the Company’s employee stock purchase plan. Basic and diluted shares outstanding are summarized as follows (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Weighted average number of basic shares outstanding	7,540	7,577	7,451
Effect of dilutive securities	81	111	248
Weighted average number of diluted shares outstanding	7,621	7,688	7,699

Accounting estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are used for fair value measurement of investments, allowance for doubtful accounts, deferred income taxes, carrying values for goodwill and property, equipment and software, accrued workers' compensation liabilities and safety incentive liabilities. Actual results may or may not differ from such estimates.

Recent accounting pronouncements

There were no new or pending accounting pronouncements in 2021 that had, or will have, a material impact on our results of operations or financial condition.

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

At December 31, 2021, we had concentrations of credit risk as follows:

•	$159.5 million, at fair value, in corporate bonds.
•	$82.6 million, at fair value, in mortgage backed securities
•	$67.3 million, at fair value, in U.S. treasuries.
•	$42.0 million, at fair value, in U.S. government agency securities.
•	$29.6 million, at fair value, in asset backed securities.
•	$13.9 million, at fair value, in money market funds
•	$6.3 million, at fair value, in mutual funds

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

The following table summarizes the Company’s investments at December 31, 2021 and 2020 measured at fair value on a recurring basis (in thousands):

	December 31, 2021			December 31, 2020
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$13,384	$—	$13,384	$42,007	$—	$42,007
Total cash equivalents	13,384	—	13,384	42,007	—	42,007
Investments:
Corporate bonds	41,954	(136)	41,818	50,918	884	51,802
Asset backed securities	29,533	(38)	29,495	36,948	(146)	36,802
U.S. government agency securities	7,383	418	7,801	7,396	752	8,148
Mortgage backed securities	18,089	(440)	17,649	4,367	24	4,391
U.S. treasuries	—	—	—	100	1	101
Total current investments	96,959	(196)	96,763	99,729	1,515	101,244
Restricted cash and investments (1):
Corporate bonds	117,700	(17)	117,683	88,902	4,091	92,993
Mortgage backed securities	64,217	764	64,981	48,795	2,356	51,151
Money market funds	528	—	528	40,063	(4)	40,059
U.S. government agency securities	32,898	1,281	34,179	29,737	2,466	32,203
Mutual funds	6,273	—	6,273	5,036	—	5,036
Supranational bonds	—	—	—	4,775	3	4,778
U.S. treasuries	67,614	(342)	67,272	4,371	19	4,390
Asset backed securities	107	1	108	256	4	260
Total restricted cash and investments	289,337	1,687	291,024	221,935	8,935	230,870
Total investments	$399,680	$1,491	$401,171	$363,671	$10,450	$374,121

(1) Included in restricted cash and investments within the consolidated balance sheets as of December 31, 2021 and 2020 is restricted cash of $9.2 million and $124.3 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company's investments at December 31, 2021 and 2020 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	December 31, 2021					December 31, 2020
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	13,384	$—	$—	$—	$13,384	$42,007	$—	$—	$—	$42,007
Investments:
Corporate bonds	41,818	—	41,818	—	—	51,802	—	51,802	—	—
Asset backed securities	29,495	—	29,495	—	—	36,802	—	36,802	—	—
U.S. government agency securities	7,801	—	7,801	—	—	8,148	—	8,148	—	—
Mortgage backed securities	17,649	—	17,649	—	—	4,391	—	4,391	—	—
U.S. treasuries	—	—	—	—	—	101	—	101	—	—
Restricted cash and investments:
Corporate bonds	117,683	—	117,683	—	—	92,993	—	92,993	—	—
Mortgage backed securities	64,981	—	64,981	—	—	51,151	—	51,151	—	—
Money market funds	528	—	—	—	528	40,059	—	—	—	40,059
U.S. government agency securities	34,179	—	34,179	—	—	32,203	—	32,203	—	—
Mutual funds	6,273	6,273	—	—	—	5,036	5,036	—	—	—
Supranational bonds	—	—	—	—	—	4,778	—	4,778	—	—
U.S. treasuries	67,272	—	67,272	—	—	4,390	—	4,390	—	—
Asset backed securities	108	—	108	—	—	260	—	260	—	—
Total investments	$401,171	$6,273	$380,986	$—	$13,912	$374,121	$5,036	$287,019	$—	$82,066

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

The following table summarizes the contractual maturities of the Company’s available for sale securities at December 31, 2021 and 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2021
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$24,601	$35,570	$99,180	$150	$159,501
Money market funds	13,657	—	—	—	13,657
U.S. government agency securities	—	25,171	16,809	—	41,980
Asset backed securities	—	108	2,200	27,295	29,603
Supranational bonds	—	—	—	—	—
U.S. treasuries	953	4,295	62,024	—	67,272
Total	$39,211	$65,144	$180,213	$27,445	$312,013

	December 31, 2020
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$49,308	$61,315	$34,172	$—	$144,795
Money market funds	82,066	—	—	—	82,066
U.S. government agency securities	1,013	18,668	20,670	—	40,351
Asset backed securities	2	267	—	36,793	37,062
Supranational bonds	4,778	—	—	—	4,778
U.S. treasuries	1,367	1,504	1,620	—	4,491
Total	$138,534	$81,754	$56,462	$36,793	$313,543

The average contractual maturity of mortgage backed securities, which are excluded from the table above, was 23 years as of December 31, 2021 and 2020.

Note 4 - Property, Equipment and Software

Property, equipment and software consists of the following (in thousands):

	December 31,
	2021	2020
Buildings	$16,857	$16,498
Office furniture and fixtures	14,159	13,691
Computer hardware and software	11,458	11,591
Software development costs	23,332	18,353
Other	512	437
	66,318	60,570
Less accumulated depreciation and amortization	(31,531)	(27,144)
	34,787	33,426
Land	1,490	1,490
	$36,277	$34,916

 We recognized $3.1 million, $3.4 million and $3.3 million in depreciation expense associated with our property and equipment in 2021, 2020 and 2019, respectively. We recognized $2.2 million, $1.4 million, and $531,000 in amortization of capitalized software development costs in 2021, 2020 and 2019, respectively. We capitalized $5.0 million, $6.0 million and $8.3 million of software development costs in 2021, 2020 and 2019, respectively.

Note 5 - Workers' Compensation Claims

The following table summarizes the aggregate workers' compensation reserve activity (in thousands):

	Years Ended December 31,
	2021	2020	2019
Beginning balance
Workers' compensation claims liabilities	$357,746	$438,986	$413,397
Add: claims expense accrual
Current period	75,786	147,097	161,691
Prior periods	(9,225)	(6,383)	(13,355)
	66,561	140,714	148,336
Less: claim payments related to
Current period	15,063	22,877	24,414
Prior periods	129,138	198,620	98,445
	144,201	221,497	122,859
Change in claims incurred in excess of retention limits	(699)	(457)	112
Ending balance
Workers' compensation claims liabilities	$279,407	$357,746	$438,986
Incurred but not reported (IBNR)	$153,838	$210,798	$285,191

Ratio of IBNR to workers' compensation claims liabilities	55%	59%	65%

Insured program

The Company provides workers’ compensation coverage for client employees primarily through arrangements with fully licensed, third-party insurers (the “insured program”). Under this program, carriers issue policies or afford coverage to the Company’s clients under a program maintained by the Company. Approximately 82% of the Company’s workers’ compensation exposure is covered through the insured program.

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

On June 30, 2021, the Company entered into a loss portfolio transfer agreement (“LPT 2”) to remove all remaining outstanding workers’ compensation claims obligations for client policies issued under its insured program up to June 30, 2018. This transaction reduced the Company’s outstanding workers’ compensation liabilities by $53.1 million. The payment terms of LPT 2 required $5.0 million to be paid prior to June 30, 2021, with the remaining amount paid in July 2021.

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

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in trust accounts (the “trust accounts”). The balance in the trust accounts was $273.6 million and $290.7 million at December 31, 2021 and December 31, 2020, respectively. The trust account balances are included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

Self-insured programs

The Company is a self-insured employer with respect to workers' compensation coverage for all employees, including employees of PEO clients that elect to participate in our workers’ compensation program, working in Colorado, Maryland and Oregon. In the state of Washington, state law allows only the Company's staffing services and internal management employees to be covered under the Company's self-insured workers' compensation program. The Company also operates a wholly owned, fully licensed insurance company, Ecole, which provides workers’ compensation coverage to client employees working in Arizona and Utah. Approximately 18% of the Company’s workers’ compensation exposure is covered through self-insurance or Ecole (the “self-insured programs”).

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $58.4 million and $60.1 million at December 31, 2021 and 2020, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At December 31, 2021, the Company provided surety bonds and standby letters of credit totaling $58.4 million, including a California requirement of $32.6 million.

Claims liabilities

The Company provided a total of $279.4 million and $357.7 million at December 31, 2021 and 2020, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $2.2 million and $2.9 million at December 31, 2021 and 2020, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from insurance carriers of $2.2 million and $2.9 million at December 31, 2021 and 2020, respectively, included in other assets in the consolidated balance sheets.

Note 6 - Revolving Credit Facility and Long-Term Debt

In March 2022, the Company entered into an amended credit agreement (the “Amended Agreement”) with Wells Fargo Bank, N.A. (the “Bank”), which supersedes the previous agreement. The Amended Agreement increased the revolving credit line from $33.0 million to $50.0 million and maintained the sublimit for standby letters of credit at $8.0 million. Advances under the credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) the one-month Term SOFR plus 1.75%. The Amended Agreement also provides for an unused commitment fee of 0.30% per year on the average daily unused amount of the revolving credit line.

The Amended Agreement replaced the financial covenants in the Agreement (as defined below) with the following financial covenants:

•

adjusted free cash flow [net profit after taxes plus interest expense (net of capitalized interest), depreciation, expense and amortization expense, less dividends/distributions] not less than $10 million as of each fiscal quarter end, determined on a rolling 4-quarter basis.

•

tangible net worth [aggregate of total stockholders' equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals] not less than $100 million at each fiscal quarter end.

Other than as described above, the Agreement (as defined below) previously in place during 2021 is substantially unchanged.

At December 31, 2021, the Company maintained an agreement (the “Agreement”) with the Bank for a revolving credit line of $33.0 million and a sublimit for standby letters of credit of $8.0 million. At December 31, 2021, $6.2 million of the sublimit for standby letters of credit was used.  Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily floating rate of one-month London Inter-Bank Offered Rate (“LIBOR”) plus 1.75% or (b) the fixed rate of LIBOR plus 1.75%. The Agreement also provided for an unused commitment fee of 0.375% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2021 and 2020. The credit facility was collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement also provided a $63.7 million standby letter of credit (the “Letter of Credit”). In April 2021, the Company and the insurance carrier reached an agreement to replace the Letter of Credit with other collateral assets and cancel the Letter of Credit in its entirety. As part of the transaction, the Bank released the $38.7 million of collateral held in support of the Letter of Credit and the Company transferred the $38.7 million along with an additional $25.0 million to the trust accounts to satisfy the collateral requirements of the insured program.

The Agreement required the satisfaction of certain financial covenants as follows:

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

The Agreement imposed certain additional restrictions unless the Bank provides its prior written consent as follows:

•

incurring additional indebtedness is prohibited, other than purchase financing for the acquisition of assets, provided that the aggregate of all purchase financing does not exceed $1 million at any time;

•	the Company may not terminate or cancel any of the AICE policies; and
•

if an event of default would occur, and is continuing, including on a pro forma basis, no dividends or distributions would be permitted to be paid and redemptions and repurchases of the Company’s stock would be permitted only up to $15 million in any rolling 12-month period.

The Agreement also contained customary events of default and specified cross-defaults under the Company's workers' compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At December 31, 2021, the Company was in compliance with all covenants.

The Company maintained a mortgage loan with the Bank with a balance of approximately $3.5 million and $3.7 million at December 31, 2021 and 2020, respectively, secured by the Company’s corporate office building in Vancouver, Washington. This loan required payment of monthly installments of $18,375, bearing interest at the one-month LIBOR plus 2.0%, with the unpaid principal balance due July 1, 2022. On January 31, 2022, the Company paid the outstanding balance of the mortgage loan.

Note 7 – Benefit Plans

We have a 401(k) Retirement Savings Plan for the benefit of our eligible employees. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. We make matching contributions to the 401(k) plan under a safe harbor provision. The determination of any discretionary Company contributions to the plan is at the sole discretion of our Board of Directors. No discretionary Company contributions were made to the plan for the years ended December 31, 2021, 2020 and 2019. We made matching contributions of $1.9 million, $1.8 million and $1.9 million in 2021, 2020, and 2019, respectively.

The Company allows certain highly compensated employees of the Company to defer compensation under a nonqualified deferred compensation plan. The long-term portion of the deferred compensation plan liability was $6.3 million and $4.9 million at December 31, 2021 and 2020, respectively, and is recorded in customer deposits and other long-term liabilities on the consolidated balance sheets. The current portion of the deferred compensation plan liability was $0.2 million and $0.1 million at December 31, 2021 and 2020, respectively, and is recorded in other accrued liabilities on the consolidated balance sheets. The fair value of the long-term portion of this plan was $6.3 million and $4.9 million at December 31, 2021 and 2020, respectively, and is recorded in noncurrent restricted cash and investments on the consolidated balance sheets. The fair value of the current portion of this plan was $0.2 million and $0.1 million at December 31, 2021 and 2020, respectively, and is recorded in current restricted cash and investments on the consolidated balance sheets.

Note 8 – Leases

The Company primarily leases office buildings under operating leases which are included in Operating lease right-of-use (“ROU”) assets, Current operating lease liabilities, and Long-term operating lease liabilities on the consolidated balance sheets. The Company’s leases have remaining terms of 1 to 7 years.

Information related to the Company's total lease costs was as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Operating lease cost	$8,957	$8,352
Variable lease cost	689	928
Short-term lease cost	94	709
Total lease cost	$9,740	$9,989

Information related to the Company's ROU assets and related lease liabilities was as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for operating lease liabilities	$8,854	$8,136
Right-of-use assets obtained in exchange for new operating lease obligations	5,717	6,444

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term	3.6 years	3.7 years
Weighted-average discount rate	3.6%	3.9%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2021 (in thousands):

2022	$7,807
2023	6,405
2024	4,359
2025	2,231
2026	1,322
Thereafter	1,038
Total undiscounted future minimum lease payments	23,162
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	1,373
Total operating lease liabilities	$21,789
Current operating lease liabilities	$7,191
Long-term operating lease liabilities	14,598
Total operating lease liabilities	$21,789

The Company has additional operating leases of $2.1 million that have not commenced as of December 31, 2021, and as such, have not been recognized in the Company’s Consolidated Balance Sheets. These operating leases are expected to commence in 2022 with lease terms of 7 years.

Note 9 - Income Taxes

The provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$9,527	$2,943	$8,806
State	3,408	396	1,381
	12,935	3,339	10,187
Deferred:
Federal	143	4,156	(774)
State	(496)	1,336	3,433
	(353)	5,492	2,659
Total provision	$12,582	$8,831	$12,846

Deferred income tax assets and liabilities consist of the following components (in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
Workers' compensation claims liabilities	$7,870	$9,946
Deferred compensation	6,109	2,235
Operating lease liability	5,870	6,107
Other	1,388	1,154
Payroll tax deferral	749	1,668
Equity based compensation	678	555
State credit carryforward	329	518
MCC accrual	167	1,062
Customer incentives	12	54
	23,172	23,299
Less: valuation allowance	163	163
	23,009	23,136
Deferred income tax liabilities:
Tax amortization of goodwill	(10,120)	(10,375)
Tax depreciation in excess of book depreciation	(7,433)	(7,187)
Operating lease right-of-use	(5,527)	(5,766)
Other	(1,223)	(1,455)
Tax effect of unrealized gains, net	(393)	(2,871)
	(24,696)	(27,654)
Net deferred income taxes	$(1,687)	$(4,518)

The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

	Year Ended December 31,
	2021	2020	2019
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.5	3.2	6.2
Adjustment for final positions on filed returns	0.9	0.6	(0.2)
Nondeductible expenses and other, net	0.5	0.7	1.3
Federal and state tax credits	(2.1)	(4.9)	(7.5)
Other, net	—	0.1	0.2
	24.8%	20.7%	21.0%

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely-than-not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended at both December 31, 2021 and December 31, 2020.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011 through 2014 and 2017 through 2019. In July 2020, BBSI received notice that the IRS intends to disallow certain wage-based tax credits claimed for years 2011 to 2014, which would result in an estimated total additional tax due of approximately $2.3 million for the tax years 2012 through 2015, including the impact on carryover tax attributes. In November 2021, BBSI received notice that the IRS intends to disallow certain wage-based tax credits claimed for the year 2017, which could result in an estimated total additional taxes and penalties due of $1.7 million for 2017. Years 2018 and 2019 remain under audit, however, disallowance of similar wage-based credits for these years would result in additional estimated tax due of $1.7 million and $1.6 million for 2018 and 2019, respectively. The Company disagrees with the IRS determination to disallow certain wage-based credits taken by the Company and believes that the Company has the technical merits to defend its position. Based on management’s more-likely-than-not assessment that the position is sustainable, no reserve for the aforementioned IRS notice of disallowance of wage-based tax credits or underpayment penalties has been recorded in the financial statements.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for the 2015 and 2016 tax years and tax years before 2011. As of December 31, 2021, 2020 and 2019, the Company had no material unrecognized tax benefits.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At December 31, 2021, the Company had no state operating loss carryforwards. At December 31, 2021, the Company did not have a federal general business tax credit carryforward or an alternative minimum tax credit carryforward.

Note 10 - Stock Incentive Plans

The Company's 2020 Stock Incentive Plan (the "2020 Plan"), which provides for share-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by stockholders on May 27, 2020. The number of shares of common stock reserved for issuance under the 2020 Plan is 375,000, of which the maximum number of shares for which incentive stock options may be granted is 375,000. The 2020 Plan replaced the Company’s 2015 Stock Incentive Plan (the “2015 Plan”), and no new share-based awards may be granted under the 2015 Plan. The number of shares available for grant at December 31, 2021 was 185,665.

Share-based compensation expense included in selling, general and administrative expenses during the years ended December 31, 2021, 2020 and 2019, was $5.4 million, $3.4 million and $7.2 million, respectively. Related income tax benefits for the years ended December 31, 2021, 2020 and 2019, were $1.3 million, $0.8 million and $1.3 million, respectively.

Stock Options

Outstanding stock options generally vest over either four or eight years and expire ten years after the date of grant.

A summary of the status of the Company’s stock options at December 31, 2021, together with changes during the periods then ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term (Years)	(In Thousands)
Outstanding at December 31, 2020	139,648	$56.13	—	—
Options exercised	(34,773)	17.60	—	—
Outstanding at December 31, 2021	104,875	68.91	5.32	1,068
Exercisable at December 31, 2021	24,875	$26.12	2.40	$1,068

No stock options were granted during the years ended December 31, 2021, 2020, and 2019.

The intrinsic value of stock options exercised for the years ended December 31, 2021, 2020 and 2019 was $1.7 million, $4.1 million, and $3.8 million, respectively. No stock options vested during the year ended December 31, 2021. The fair value of stock options vested for the years ended December 31, 2020 and 2019 was $43,000 and $312,000, respectively. As of December 31, 2021, unrecognized compensation expense related to stock options was $2.2 million with a weighted average remaining amortization period of 4.2 years.

Restricted Stock Units

Restricted stock units generally vest in four equal annual installments beginning one year following the date of grant.

The following table presents restricted stock unit activity:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested at December 31, 2020	181,823	$59.16
Granted	91,409	72.23
Vested	(60,038)	60.48
Cancelled/Forfeited	(17,130)	53.08
Nonvested at December 31, 2021	196,064	$65.38

The total fair value of restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $3.6 million, $3.8 million and $5.8 million, respectively. As of December 31, 2021, unrecognized compensation expense related to restricted stock units was $10.0 million with a weighted average remaining amortization period of 2.7 years.

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

The following table presents PSU activity:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested at December 31, 2020	8,464	$76.78
Granted	29,821	69.17
Vested	(3,360)	82.21
Cancelled/Forfeited	(592)	82.21
Nonvested at December 31, 2021	34,333	$69.54

The total fair value of PSUs vested during the years ended December 31, 2021, 2020 and 2019 was $276,000, $743,000, and $296,000.

Employee Stock Purchase Plan

The Company offers employees the right to purchase shares at a discount from the market price under the Company’s 2019 Employee Stock Purchase Plan. Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 15% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the fair market value at the end of the offering period. As of December 31, 2021, approximately 284,000 shares were reserved for future issuance under the 2019 Employee Stock Purchase Plan.

Note 11 - Stock Repurchase Program

The Company maintains a stock repurchase program approved by the Board of Directors, which authorizes the repurchase of shares from time to time in open market purchases. On August 6, 2019, the Board of Directors authorized the repurchase of up to $50.0 million of the Company's common stock over a three-year period beginning August 15, 2019. The Company repurchased 237,587 and 144,470 shares at an aggregate purchase price of $17.3 million and $8.1 million during 2021 and 2020, respectively. No share repurchases were made during 2019. In addition, shares of restricted stock units withheld to satisfy tax-withholding obligations from the vesting of restricted stock units were 20,308, 25,922 and 38,356 in 2021, 2020, and 2019, respectively, which are not subject to the current repurchase program. See “Note 6. Revolving Credit Facility and Long-Term Debt” for related restrictions.

On February 28, 2022, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning February 28, 2022. The new repurchase program replaces the program approved in August 2019.

Note 12 - Litigation

On November 21, 2012, David Kaanaana (“Kaanaana”), a former staffing employee, filed a class action wage and hour lawsuit against BBSI in the California Superior Court on behalf of himself and certain other employees who worked at County Sanitation District No. 2 of Los Angeles County (“the District”). The trial court ruled in plaintiffs’ favor regarding certain alleged meal break violations but ruled in favor of BBSI with respect to the application of the California prevailing wage law to the District and other claims. These latter rulings were appealed by the plaintiffs to the California Court of Appeal. On November 30, 2018, the California Court of Appeal for the Second Appellate District returned its decision in Kaanaana v. Barrett Business Services, Inc., overruling the trial court's decision to dismiss the prevailing wage claim, ruling that the work in question at the District constitutes “public works” under the applicable law, and also ruling that plaintiffs’ are entitled to additional remedies with regard to the meal break violations under California law. On January 9, 2019, BBSI filed a petition of review to the California Supreme Court.

On February 27, 2019, the California Supreme Court granted the petition to review the Court of Appeal’s decision with respect to the prevailing wage issue. An amicus brief in support of BBSI’s appeal was filed by the District and certain associations of special districts, cities and counties in California. Oral argument took place on January 5, 2021. A decision from the California Supreme Court was issued March 29, 2021 affirming the Court of Appeal decision and concluding that the recycling sorting work performed by the staffing employees in question was a “public work” and therefore would be subject to prevailing wage requirements. No damages were awarded in the appeals process. The case has been remanded to Superior Court for any such determination with respect to both the prevailing wage issue and any additional remedies for the meal break violations. On December 7, 2021 the parties engaged in a mediation effort which resulted in a settlement agreement on December 22, 2021. The settlement is subject to customary court approval.

In addition to the matter above, BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation. For the settlement discussed above, as well as other cases, management has recorded estimated liabilities of $2.6 million in other accrued liabilities in the condensed consolidated balance sheets.

Note 13 - Subsequent Events

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2021.

Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is a process designed by, or under the supervision of, our CEO and our CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP in the United States of America. Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our ICFR based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting has also been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report included below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To the Stockholders and the Board of Directors of
Barrett Business Services, Inc.
Vancouver, Washington

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Barrett Business Services, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 7, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Portland, Oregon

March 7, 2022

Item 9B.	OTHER INFORMATION

In March 2022, the Company entered into an amended credit agreement with the Bank, which supersedes the previous agreement. The amended agreement increased the revolving credit line from $33.0 million to $50.0 million, maintained the sublimit for standby letters of credit at $8.0 million, and replaced certain financial covenants. The term of the agreement was also extended from July 1, 2022 to July 1, 2024. For additional information regarding the Company’s borrowing relationship with the Bank, see Note 6 to our consolidated financial statements in Part II, Item 8 of this report.  The amended loan documents are filed with this report as Exhibits 4.1, 4.2 and 4.4.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the information set forth under the captions "Item 1-Election of Directors," “Background and Experience of Executive Officers” and "Code of Ethics" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Proxy Statement”).

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the captions “Director Compensation for 2021” and “Executive Compensation” in the Proxy Statement.

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

4.1	Third Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”), dated as of March 1, 2022.

4.2	Amended and Restated Security Agreement: Business Assets, dated as of March 1, 2022, between the Registrant and Wells Fargo.

4.3	Amended and Restated Standby Letter of Credit Agreement dated as of June 20, 2018, between the Registrant and Wells Fargo. Incorporated by reference to Exhibit 4.4 to the 2018 Second Quarter 10‑Q.

4.4	Fourth Amended and Restated Revolving Line of Credit Note dated March 1, 2022 of the Registrant.

4.5	Description of the Registrant's Capital Stock. Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 26, 2020.

10.1	Second Amended and Restated 1993 Stock Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.*

10.2	2003 Stock Incentive Plan of the Registrant (the "2003 Plan"). Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.*

10.3	2009 Stock Incentive Plan of the Registrant (the “2009 Plan”). Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10.4	2015 Stock Incentive Plan of the Registrant (the "2015 Plan"). Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8‑K filed on June 2, 2015.*

10.5	2020 Stock Incentive Plan of the Registrant (the "2020 Plan"). Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2020.*

10.6	Form of Performance Share Award Agreement for Executive Officers for awards granted beginning in 2018 under the 2015 Plan. Incorporated by reference to Exhibit 10.1 to the 2018 Second Quarter 10‑Q.*

10.7

Form of Performance Share Award Agreement under 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2021 (the "2021 Second Quarter 10-Q").*

10.8

Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “2010 First Quarter 10-Q”).*

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

10.15

Form of Restricted Stock Units Award Agreement for Executive Officers for awards granted beginning in 2018 under the 2015 Plan. Incorporated by reference to Exhibit 10.3 to the 2018 Second Quarter 10‑Q.*

10.16

Form of Restricted Stock Units Award Agreement for Executive Officers under the 2020 Plan.  Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10‑Q for the quarter ended September 30, 2020 (the "2020 Third Quarter 10-Q").*

10.17	Form of Restricted Stock Units Award Agreement for Non-Employee Directors under the 2020 Plan. Incorporated by reference to Exhibit 10.2 to the 2020 Third Quarter 10-Q.*

10.18	Summary of Compensatory Arrangements for Non-Employee Directors of the Registrant effective January 1, 2022.*

10.19	Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.8 to the 2017 Second Quarter 10-Q.*

10.20

First and Second Amendments to the Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*

10.21

Form of Restricted Stock Units Award Agreement under Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*

10.22

Form of Restricted Stock Units Award Agreement under Nonqualified Deferred Compensation Plan for grants beginning July 1, 2020. Incorporated by reference to Exhibit 10.3 to the 2020 Third Quarter 10-Q.*

10.23

Employment Agreement between the Registrant and Gary Kramer Jr., dated April 22, 2020. Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 24, 2020 (the “April 24, 2020 8-K”).*

10.24	Employment Agreement between the Registrant and Gerald Blotz, dated April 22, 2020. Incorporated by reference to Exhibit 10.3 to the April 24, 2020 8-K.*

10.25	Employment Agreement between the Registrant and Anthony Harris, dated April 22, 2020. Incorporated by reference to Exhibit 10.4 to the April 24, 2020 8-K.*

10.26

Employment Agreement between the Registrant and James Potts, dated August 14, 2020. Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”)*

10.27	Amended Death Benefit Agreement entered into by the Registrant and Gerald L. Blotz effective October 30, 2020. Incorporated by reference to Exhibit 10.31 to the 2020 10-K *

10.28	Death Benefit Agreement entered into by the Registrant and Anthony Harris effective June 30, 2020. Incorporated by reference to Exhibit 10.7 to the 2020 Second Quarter 10‑Q.*

10.29	Amended Death Benefit Agreement entered into by the Registrant and Gary Kramer effective June 30, 2020. Incorporated by reference to Exhibit 10.8 to the 2020 Second Quarter 10‑Q.*

10.30	Death Benefit Agreement entered into by the Registrant and James Potts effective October 30, 2020. Incorporated by reference to Exhibit 10.34 to the 2020 10-K.*

10.31

Barrett Business Services, Inc. Amended and Restated Annual Cash Incentive Award Plan. Incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10‑K for the year ended December 31, 2018.*

10.32	Form of Indemnification Agreement with each outside director of Barrett Business Services, Inc. Incorporated by reference to Exhibit 10.2 to the 2021 Second Quarter 10‑Q.*

21.	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Coverage Page Interactive Data File (embedded within the Inline XBRL document).
*	Denotes a management contract or a compensatory plan or arrangement.
Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: March 7, 2022	By:	/s/ Anthony J. Harris
Anthony J. Harris Executive Vice President and Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of March, 2022.

Principal Executive Officer and Director:

/s/ Gary E. Kramer	President and Chief Executive Officer and Director
Gary E. Kramer

Principal Financial and Accounting Officer:

/s/ Anthony J. Harris	Executive Vice President and Chief Financial Officer and Treasurer
Anthony J. Harris

Majority of Directors:

/s/ Thomas J. Carley	Director
Thomas J. Carley

/s/ Thomas B. Cusick	Director
Thomas B. Cusick

/s/ Diane L. Dewbrey	Director
Diane L. Dewbrey

/s/ James B. Hicks	Director
James B. Hicks, Ph.D.

/s/ Jon L. Justesen	Director
Jon L. Justesen

/s/ Anthony Meeker	Chairman of the Board and Director
Anthony Meeker

/s/ Carla A. Moradi	Director
Carla A. Moradi

/s/ Vincent P. Price	Director
Vincent P. Price