Form 10-Q
period 2022-03-31
BARRETT BUSINESS SERVICES INC
filed 2022-05-05
CIK 902791

!

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of April 20, 2022, 7,320,152 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$46,074	$69,405
Investments	81,334	96,763
Trade accounts receivable, net	256,296	155,707
Prepaid expenses and other	19,239	17,606
Restricted cash and investments	113,427	67,238
Total current assets	516,370	406,719
Property, equipment and software, net	41,595	36,277
Operating lease right-of-use assets	18,367	20,697
Restricted cash and investments	153,982	232,965
Goodwill	47,820	47,820
Other assets	2,608	2,474
Deferred income taxes	3,775	—
	$784,517	$746,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$3,510
Accounts payable	4,332	4,485
Accrued payroll, payroll taxes and related benefits	283,937	199,067
Income taxes payable	1,896	1,673
Current operating lease liabilities	6,603	7,191
Other accrued liabilities	15,958	15,120
Workers' compensation claims liabilities	75,893	80,028
Safety incentives liability	3,284	4,322
Total current liabilities	391,903	315,396
Long-term workers' compensation claims liabilities	186,753	199,379
Deferred income taxes	—	1,687
Long-term operating lease liabilities	13,000	14,598
Customer deposits and other long-term liabilities	7,149	7,362
Total liabilities	598,805	538,422
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,314 and 7,415 shares issued and outstanding	73	74
Additional paid-in capital	30,626	29,054
Accumulated other comprehensive (loss) income	(13,279)	1,079
Retained earnings	168,292	178,323
Total stockholders' equity	185,712	208,530
	$784,517	$746,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Professional employer service fees	$217,433	$193,819
Staffing services	28,942	24,626
Total revenues	246,375	218,445
Cost of revenues:
Direct payroll costs	21,921	18,450
Payroll taxes and benefits	135,865	122,783
Workers' compensation	48,236	46,347
Total cost of revenues	206,022	187,580
Gross margin	40,353	30,865
Selling, general and administrative expenses	40,165	37,107
Depreciation and amortization	1,508	1,297
Loss from operations	(1,320)	(7,539)
Other income (expense):
Investment income, net	1,638	1,769
Interest expense	(34)	(308)
Other, net	32	9
Other income, net	1,636	1,470
Income (loss) before income taxes	316	(6,069)
Provision for (benefit from) income taxes	28	(1,515)
Net income (loss)	$288	$(4,554)
Basic income (loss) per common share	$0.04	$(0.60)
Weighted average number of basic common shares outstanding	7,406	7,576
Diluted income (loss) per common share	$0.04	$(0.60)
Weighted average number of diluted common shares outstanding	7,474	7,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$288	$(4,554)
Unrealized losses on investments, net of tax of ($5,487) and ($2,007) in 2022 and 2021, respectively	(14,358)	(5,250)
Comprehensive loss	$(14,070)	$(9,804)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2022 and 2021

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2021	7,415	$74	$29,054	$1,079	$178,323	$208,530
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	18	—	411	—	—	411
Common stock repurchased on vesting of restricted stock units and performance awards	(4)	—	(185)	—	—	(185)
Share-based compensation expense	—	—	1,830	—	—	1,830
Company repurchase of common stock	(115)	(1)	(484)	—	(8,090)	(8,575)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,229)	(2,229)
Unrealized loss on investments, net of tax	—	—	—	(14,358)	—	(14,358)
Net income	—	—	—	—	288	288
Balance, March 31, 2022	7,314	$73	$30,626	$(13,279)	$168,292	$185,712

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2020	7,566	$76	$24,885	$7,564	$165,710	$198,235
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	38	—	815	—	—	815
Common stock repurchased on vesting of restricted stock units and performance awards	(1)	—	(107)	—	—	(107)
Share-based compensation expense	—	—	1,060	—	—	1,060
Company repurchase of common stock	(49)	—	(170)	—	(3,266)	(3,436)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,278)	(2,278)
Unrealized loss on investments, net of tax	—	—	—	(5,250)	—	(5,250)
Net loss	—	—	—	—	(4,554)	(4,554)
Balance, March 31, 2021	7,554	$76	$26,483	$2,314	$155,612	$184,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$288	$(4,554)
Reconciliations of net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,508	1,297
Non-cash lease expense	1,798	1,872
Investment amortization and losses recognized	336	203
Deferred Income taxes	25	—
Share-based compensation	1,830	1,060
Changes in certain operating assets and liabilities:
Trade accounts receivable	(100,589)	(88,924)
Income taxes	223	(1,724)
Prepaid expenses and other	(1,633)	1,348
Accounts payable	(153)	865
Accrued payroll, payroll taxes and related benefits	85,897	83,926
Other accrued liabilities	50	964
Workers' compensation claims liabilities	(16,894)	5,273
Safety incentives liability	(1,038)	(7,573)
Operating lease liabilities	(1,725)	(1,887)
Other assets and liabilities, net	(132)	(30)
Net cash used in operating activities	(30,209)	(7,884)
Cash flows from investing activities:
Purchase of property, equipment and software	(6,754)	(1,781)
Purchase of investments	—	(23,444)
Proceeds from sales and maturities of investments	10,796	9,381
Purchase of restricted investments	(2,272)	(132,788)
Proceeds from sales and maturities of restricted investments	18,735	24,286
Net cash provided by (used in) investing activities	20,505	(124,346)
Cash flows from financing activities:
Payments on long-term debt	(3,510)	(55)
Repurchase of common stock	(8,575)	(3,436)
Common stock repurchased on vesting of stock awards	(185)	(107)
Dividends paid	(2,229)	(2,278)
Proceeds from exercise of stock options	411	815
Net cash used in financing activities	(14,088)	(5,061)
Net decrease in cash, cash equivalents and restricted cash	(23,792)	(137,291)
Cash, cash equivalents and restricted cash, beginning of period	78,629	233,837
Cash, cash equivalents and restricted cash, end of period	$54,837	$96,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The accompanying condensed financial statements are prepared on a consolidated basis. All intercompany account balances and transactions have been eliminated in consolidation. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K at pages 33 – 60. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $555,000 and $460,000 at March 31, 2022 and December 31, 2021, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Safety incentives

We accrue for and present expected safety incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator. In July 2020, the Company began limiting its safety incentive offering in certain markets. The Company provided $3.3 million and $4.3 million at March 31, 2022 and December 31, 2021, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid during the three months ended March 31, 2022 and 2021 did not materially differ from interest expense. Income taxes paid during the three months ended March 31, 2022 totaled $0.04 million. Income taxes paid during the three months ended March 31, 2021 totaled $0.2 million.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$46,074	$69,405	$28,545	$68,688
Restricted cash, included in restricted cash and investments	8,763	9,224	68,001	165,149
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$54,837	$78,629	$96,546	$233,837

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

	Three Months Ended
	March 31,
	2022	2021
Weighted average number of basic shares outstanding	7,406	7,576
Effect of dilutive securities	68	—
Weighted average number of diluted shares outstanding	7,474	7,576

As a result of the net loss for the three months ended March 31, 2021, 95,889 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at March 31, 2022 and December 31, 2021 measured at fair value on a recurring basis (in thousands):

	March 31, 2022			December 31, 2021
					Gross
		Gross			Unrealized
		Unrealized	Recorded		Gains	Recorded
	Cost	Losses	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$29,439	$—	$29,439	$13,384	$—	$13,384
Total cash equivalents	29,439	—	29,439	13,384	—	13,384
Investments:
Corporate bonds	41,899	(2,912)	38,987	41,954	(136)	41,818
Asset backed securities	19,521	(220)	19,301	29,533	(38)	29,495
Mortgage backed securities	17,270	(1,588)	15,682	18,089	(440)	17,649
U.S. government agency securities	7,379	(15)	7,364	7,383	418	7,801
Total current investments	86,069	(4,735)	81,334	96,959	(196)	96,763
Restricted cash and investments (1):
Corporate bonds	107,011	(5,914)	101,097	117,700	(17)	117,683
U.S. treasuries	66,525	(4,505)	62,020	67,614	(342)	67,272
Mortgage backed securities	58,378	(2,491)	55,887	64,217	764	64,981
U.S. government agency securities	32,868	(709)	32,159	32,898	1,281	34,179
Mutual funds	6,992	—	6,992	6,273	—	6,273
Money market funds	427	—	427	528	—	528
Asset backed securities	77	—	77	107	1	108
Total restricted cash and investments	272,278	(13,619)	258,659	289,337	1,687	291,024
Total investments	$387,786	$(18,354)	$369,432	$399,680	$1,491	$401,171

(1) Included in restricted cash and investments within the condensed consolidated balance sheets is restricted cash of $8.8 million and $9.2 million as of March 31, 2022 and December 31, 2021, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at March 31, 2022 and December 31, 2021 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	March 31, 2022					December 31, 2021
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$29,439	$—	$—	$—	$29,439	$13,384	$—	$—	$—	$13,384
Investments:
Corporate bonds	38,987	—	38,987	—	—	41,818	—	41,818	—	—
Asset backed securities	19,301	—	19,301	—	—	29,495	—	29,495	—	—
Mortgage backed securities	15,682	—	15,682	—	—	17,649	—	17,649	—	—
U.S. government agency securities	7,364	—	7,364	—	—	7,801	—	7,801	—	—
Restricted cash and investments:
Corporate bonds	101,097	—	101,097	—	—	117,683	—	117,683	—	—
U.S. treasuries	62,020	—	62,020	—	—	67,272	—	67,272	—	—
Mortgage backed securities	55,887	—	55,887	—	—	64,981	—	64,981	—	—
U.S. government agency securities	32,159	—	32,159	—	—	34,179	—	34,179	—	—
Mutual funds	6,992	6,992	—	—	—	6,273	6,273	—	—	—
Money market funds	427	—	—	—	427	528	—	—	—	528
Asset backed securities	77	—	77	—	—	108	—	108	—	—
Total investments	$369,432	$6,992	$332,574	$—	$29,866	$401,171	$6,273	$380,986	$—	$13,912

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at March 31, 2022 and December 31, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2022
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$18,509	$37,911	$83,028	$636	$140,084
U.S. treasuries	251	3,738	58,031	—	62,020
U.S. government agency securities	—	23,956	15,567	—	39,523
Money market funds	29,680	—	—	—	29,680
Asset backed securities	—	77	2,189	17,112	19,378
Total	$48,440	$65,682	$158,815	$17,748	$290,685

	December 31, 2021
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$24,601	$35,570	$99,180	$150	$159,501
U.S. treasuries	953	4,295	62,024	—	67,272
U.S. government agency securities	—	25,171	16,809	—	41,980
Asset backed securities	—	108	2,200	27,295	29,603
Money market funds	13,657	—	—	—	13,657
Total	$39,211	$65,144	$180,213	$27,445	$312,013

The average contractual maturity of mortgage backed securities, which are excluded from the table above, was 24 years and 23 years as of March 31, 2022 and December 31, 2021, respectively.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Beginning balance
Workers' compensation claims liabilities	$279,407	$357,746
Add: claims expense accrual
Current period	4,284	33,270
Prior periods	(2,919)	(1,180)
	1,365	32,090
Less: claim payments related to
Current period	225	1,050
Prior periods	18,034	25,767
	18,259	26,817

Change in claims incurred in excess of retention limits	133	(356)

Ending balance
Workers' compensation claims liabilities	$262,646	$362,663
Incurred but not reported (IBNR)	$138,604	$212,297

Ratio of IBNR to workers' compensation claims liabilities	53%	59%

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

The following is a summary of the risk retained by the Company under its insured program after considering the effects of the loss portfolio transfers and current insurance arrangements:

Year	Claims risk retained
2014	No
2015	No
2016	No
2017	No
2018 (1)	No
2019 (1)	Yes
2020	Yes
2021 - Through June 30	Yes
2021 - July 1 and after	No
2022	No

(1) LPT 2 excluded approximately 10% of claims from 2018 and included an approximately offsetting amount of claims from 2019.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $240.4 million and $273.6 million at March 31, 2022 and December 31, 2021, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $58.4 million at both March 31, 2022 and December 31, 2021, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At March 31, 2022, the Company provided surety bonds and standby letters of credit totaling $58.4 million, including a California requirement of $32.6 million.

Claims liabilities

The Company provided a total of $262.6 million and $279.4 million at March 31, 2022 and December 31, 2021, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $2.3 million and $2.2 million at March 31, 2022 and December 31, 2021, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from insurance carriers of $2.3 million and $2.2 million at March 31, 2022 and December 31, 2021, respectively, included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the ”Bank”) for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $8.0 million. At March 31, 2022, $6.2 million of the sublimit for standby letters of credit was used. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.30% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2022 and December 31, 2021. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement requires the satisfaction of certain financial covenants as follows:

•

adjusted free cash flow [net profit after taxes plus interest expense (net of capitalized interest), depreciation expense, and amortization expense, less dividends/distributions] not less than $10 million as of each fiscal quarter end, determined on a rolling 4-quarter basis; and

•

tangible net worth [aggregate of total stockholders' equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals] not less than $100 million at each fiscal quarter end.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At March 31, 2022, the Company was in compliance with all covenants.

The Company maintained a mortgage loan with the Bank with a balance of approximately $3.5 million at December 31, 2021. On January 31, 2022, the Company paid the outstanding balance of the mortgage loan.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more likely than not” standard. As part of this evaluation, management reviews all evidence, both positive and negative, to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended March 31, 2022.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011 through 2014 and 2017 through 2019. In July 2020, BBSI received notice that the IRS intends to disallow certain wage-based tax credits claimed for years 2011 to 2014, which would result in estimated total additional tax due of approximately $2.3 million for the tax years 2012 through 2015, including the impact on carryover tax attributes. In November 2021, BBSI received notice that the IRS intends to disallow certain wage-based tax credits claimed for the year 2017, which could result in estimated total additional taxes and penalties due of $1.7 million for 2017. Years 2018 and 2019 remain under audit; however, disallowance of similar wage-based credits for these years would result in additional estimated tax due of $1.7 million and $1.6 million for 2018 and 2019, respectively. The Company disagrees with the IRS determination to disallow certain wage-based credits taken by the Company and believes that the Company has the technical merits to defend its position. Based on management’s more-likely-than-not assessment that the position is sustainable, no reserve for the aforementioned IRS notices of disallowance of wage-based tax credits or underpayment penalties has been recorded in the financial statements.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for the 2015 and 2016 tax years and tax years before 2011. As of March 31, 2022, the Company had no material unrecognized tax benefits.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At March 31, 2022, the Company had no state operating loss carryforwards. At March 31, 2022, the Company did not have a federal general business tax credit carryforward or an alternative minimum tax credit carryforward.

Note 6 – Litigation

On November 21, 2012, David Kaanaana (“Kaanaana”), a former staffing employee, filed a class action wage and hour lawsuit against BBSI in the California Superior Court on behalf of himself and certain other employees who worked at County Sanitation District No. 2 of Los Angeles County (“the District”). The trial court ruled in plaintiffs’ favor regarding certain alleged meal break violations but ruled in favor of BBSI with respect to the application of the California prevailing wage law to the District and other claims. These latter rulings were appealed by the plaintiffs to the California Court of Appeal. On November 30, 2018, the California Court of Appeal for the Second Appellate District returned its decision in Kaanaana v. Barrett Business Services, Inc., overruling the trial court's decision to dismiss the prevailing wage claim, ruling that the work in question at the District constituted “public works” under the applicable law, and also ruling that plaintiffs’ were entitled to additional remedies with regard to the meal break violations under California law. On January 9, 2019, BBSI filed a petition of review to the California Supreme Court.

On February 27, 2019, the California Supreme Court granted the petition to review the Court of Appeal’s decision with respect to the prevailing wage issue. A decision from the California Supreme Court was issued March 29, 2021 affirming the Court of Appeal decision and concluding that the recycling sorting work performed by the staffing employees in question was a “public work” and therefore would be subject to prevailing wage requirements. No damages were awarded in the appeals process. The case was remanded to Superior Court for any such determination with respect to both the prevailing wage issue and any additional remedies for the meal break violations. On December 7, 2021 the parties engaged in a mediation effort which resulted in a settlement agreement on December 22, 2021. The settlement is subject to customary court approval.

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

Business Organization We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and include senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety, and various types of administration, including payroll. These teams are responsible for growth and profitability of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. This structure also provides a means of incubating talent to support increased growth and capacity. We support clients with a local presence in 68 markets in Arizona, California, Colorado, Delaware, Idaho, Maryland, Nevada, North Carolina, Oregon, Pennsylvania, Tennessee, Utah, and Washington.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended
	March 31,
	2022		2021
Revenues:
Professional employer service fees	$217,433	88.3%	$193,819	88.7%
Staffing services	28,942	11.7	24,626	11.3
Total revenues	246,375	100.0	218,445	100.0
Cost of revenues:
Direct payroll costs	21,921	8.9	18,450	8.4
Payroll taxes and benefits	135,865	55.1	122,783	56.2
Workers’ compensation	48,236	19.6	46,347	21.2
Total cost of revenues	206,022	83.6	187,580	85.9
Gross margin	40,353	16.4	30,865	14.1
Selling, general and administrative expenses	40,165	16.3	37,107	17.0
Depreciation and amortization	1,508	0.6	1,297	0.6
Loss from operations	(1,320)	(0.5)	(7,539)	(3.5)
Other income, net	1,636	0.7	1,470	0.7
Income (loss) before income taxes	316	0.1	(6,069)	(2.8)
Provision for (benefit from) income taxes	28	0.0	(1,515)	(0.7)
Net income (loss)	$288	0.1%	$(4,554)	(2.1)%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three months ended March 31, 2022 and 2021.

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2022	2021
Gross billings	$1,707,175	$1,471,541
PEO and staffing wages	$1,482,201	$1,271,392

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

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2022	2021
Workers' compensation	$48,236	$46,347
Safety incentive costs	516	1,075
Non-GAAP gross workers' compensation	$48,752	$47,422

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)
	Percentage of Gross Billings
	Three Months Ended
	March 31,
	2022	2021
PEO and staffing wages	86.8%	86.4%
Payroll taxes and benefits	8.0%	8.3%
Non-GAAP gross workers' compensation	2.9%	3.2%
Gross margin	2.4%	2.1%

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

	(Unaudited)
	Three Months Ended
	March 31,
	2022	% Change	2021	% Change
Average WSEs	116,197	9.3%	106,300	-6.1%
Ending WSEs	117,924	8.8%	108,423	-4.3%

Three Months Ended March 31, 2022 and 2021

Net income for the first quarter of 2022 amounted to $0.3 million compared to net loss of $4.6 million for the first quarter of 2021. Diluted income per share for the first quarter of 2022 was $0.04 compared to diluted loss per share of $0.60 for the first quarter of 2021.

Revenue for the first quarter of 2022 totaled $246.4 million, an increase of $27.9 million or 12.8% over the first quarter of 2021, which reflects an increase in the Company’s PEO service fee revenue of $23.6 million or 12.2% and an increase in staffing services revenue of $4.3 million or 17.5%.

The increase in PEO services revenues was primarily attributable to an increase in average billing per WSE as well as an increase in the average number of WSEs. The increase in staffing services revenue was due primarily to the reopening of business after the impacts of COVID-19 during the prior year period.

Gross margin for the first quarter of 2022 totaled $40.4 million or 16.4% of revenue compared to $30.9 million or 14.1% of revenue for the first quarter of 2021. The increase in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the first quarter of 2022 totaled $21.9 million or 8.9% of revenue compared to $18.5 million or 8.4% of revenue for the first quarter of 2021. The increase in direct payroll costs percentage was primarily due to an increase in staffing services within the mix of our customer base compared to the first quarter of 2021.

Payroll taxes and benefits for the first quarter of 2022 totaled $135.9 million or 55.1% of revenue compared to $122.8 million or 56.2% of revenue for the first quarter of 2021. The decrease in payroll taxes and benefits as a percentage of revenues is primarily due to lower average state tax rates and an increase in the amount of payroll not subject to payroll taxes in the period due to higher average wages per WSE.

Workers’ compensation expense for the first quarter of 2022 totaled $48.2 million or 19.6% of revenue compared to $46.3 million or 21.2% of revenue for the first quarter of 2021. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to favorable claims development as well as a favorable adjustment of $2.9 million related to prior period claims in the first quarter of 2022, compared to a favorable adjustment of $1.2 million in the first quarter of 2021.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2022 totaled $40.2 million or 16.3% of revenue compared to $37.1 million or 17.0% of revenue for the first quarter of 2021. The increase of $3.1 million in SG&A expense was primarily attributable to increased variable employee compensation and incentive pay in the current quarter related to stronger financial results and increased travel and marketing expenses due to more in-person meetings and events.

Other income, net for the first quarter of 2022 was $1.6 million compared to other income of $1.5 million for the first quarter of 2021. The increase was primarily attributable to a decrease in interest expense in the first quarter of 2022.

Our effective income tax rate for the first quarter of 2022 was 8.9% compared to 25.0% for the first quarter of 2021. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

Fluctuations in Quarterly Operating Results

We have historically experienced significant fluctuations in our quarterly operating results, including losses or minimal income in the first quarter of each year, and expect such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers’ compensation, demand for our services, and competition. Payroll taxes, as a component of cost of revenues, generally decline throughout a calendar year as the applicable statutory wage bases for federal and state unemployment taxes and Social Security taxes are exceeded on a per employee basis. Our revenue levels may be higher in the third quarter due to the effect of increased business activity of our customers’ businesses in the agriculture, food processing and forest products-related industries. In addition, revenues in the fourth quarter may be reduced by many customers’ practice of operating on holiday-shortened schedules. Workers’ compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. In addition, positive or adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company’s estimated workers’ compensation expense.

Liquidity and Capital Resources

The Company’s cash balance of $54.8 million, which includes cash, cash equivalents, and restricted cash, decreased $23.8 million for the three months ended March 31, 2022, compared to a decrease of $137.3 million for the comparable period of 2021. The decrease in cash at March 31, 2022 as compared to December 31, 2021 was primarily due to increased trade accounts receivable and decreased workers’ compensation claims liabilities, partially offset by increased accrued payroll, payroll taxes and related benefits and proceeds from the sales and maturities of investments and restricted investments.

Net cash used by operating activities for the three months ended March 31, 2022 was $30.2 million, compared to net cash used of $7.9 million for the comparable period of 2021. For the three months ended March 31, 2022, cash used by operating activities was primarily due to increased trade accounts receivable of $100.6 million, decreased workers’ compensation claims liabilities of $16.9 million and increased prepaid expenses and other of $1.6 million, partially offset by increased accrued payroll, payroll taxes and related benefits of $85.9 million and net income of $0.3 million.

Net cash provided by investing activities for the three months ended March 31, 2022 was $20.5 million, compared to net cash used of $124.3 million for the comparable period of 2021. For the three months ended March 31, 2022, net cash provided by investing activities consisted primarily of proceeds from sales and maturities of investment and restricted investments of $29.5 million, partially offset by purchases of property, equipment and software of $6.8 million and the purchase of restricted investments of $2.3 million.

Net cash used in financing activities for the three months ended March 31, 2022 was $14.1 million, compared to net cash used of $5.1 million for the comparable period of 2021. For the three months ended March 31, 2022, cash used in financing activities primarily consisted of repurchases of common stock of $8.6 million, pay down of the outstanding balance of the mortgage loan of $3.5 million and dividend payments of $2.2 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $240.4 million and $273.6 million at March 31, 2022 and December 31, 2021, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

See “Note 4 – Revolving Credit Facility and Long-Term Debt” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for additional information regarding the Company’s credit agreement with Wells Fargo Bank, N.A.

Forward-Looking Information

Statements in this report include forward-looking statements which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the lingering effects of the COVID-19 pandemic on our business operations, the competitiveness of our service offerings, our ability to attract and retain clients and to achieve revenue growth, the effect of changes in our mix of services on gross margin, the effect of tight labor market conditions, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, expected levels of required surety deposits and letters of credit, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our insured program, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, litigation costs, the effect of changes in the interest rate environment on the value of our investment securities, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions.

All of our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include our ability to retain current clients and attract new clients, the effects of governmental orders, laws or regulations imposing requirements related to the COVID-19 pandemic, difficulties associated with integrating clients into our operations, economic trends in our service areas, the potential for material deviations from expected future workers’ compensation claims experience, changes in the workers’ compensation regulatory environment in our primary markets, security breaches or failures in the Company’s information technology systems, collectability of accounts receivable, changes in effective payroll tax rates and federal and state income tax rates, the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results), the effects of inflation on our operating expenses and those of our clients, the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business, the effect of conditions in the global capital markets on our investment portfolio, and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our insured program. Additional risk factors affecting our business are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 7, 2022. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit. As of March 31, 2022, the Company’s investments consisted principally of $140.0 million in corporate bonds, $71.6 million in mortgage backed securities, $62.0 million in U.S. treasuries, $39.5 million in U.S. government agency securities, $29.9 million in money market funds, $19.4 million in asset backed securities and $6.9 million in mutual funds. Based on the Company’s overall interest exposure at March 31, 2022, a 50 basis point increase in market interest rates would have a $7.5 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 7, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended March 31, 2022.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (1)
January	—	$—	—	$24,660,945
February	—	—	—	24,660,945
March	114,868	74.65	114,868	66,424,868
Total	114,868		114,868

(1) On February 28, 2022, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning February 28, 2022. The new repurchase program replaces the program approved in August 2019. As of March 31, 2022, the Company had repurchased 114,868 shares at an aggregate purchase price of $8.6 million.

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: May 4, 2022	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer