Form 10-Q
period 2022-06-30
BARRETT BUSINESS SERVICES INC
filed 2022-08-04
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of July 20, 2022, 7,088,682 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$34,098	$69,405
Investments	77,303	96,763
Trade accounts receivable, net	266,870	155,707
Prepaid expenses and other	20,358	17,606
Restricted cash and investments	111,905	67,238
Total current assets	510,534	406,719
Property, equipment and software, net	41,726	36,277
Operating lease right-of-use assets	18,601	20,697
Restricted cash and investments	128,059	232,965
Goodwill	47,820	47,820
Other assets	2,438	2,474
Deferred income taxes	7,096	—
	$756,274	$746,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3,510
Accounts payable	4,321	4,485
Accrued payroll, payroll taxes and related benefits	282,754	199,067
Income taxes payable	5,214	1,673
Current operating lease liabilities	6,716	7,191
Other accrued liabilities	18,873	15,120
Workers' compensation claims liabilities	69,130	80,028
Safety incentives liability	2,760	4,322
Total current liabilities	389,768	315,396
Long-term workers' compensation claims liabilities	172,380	199,379
Deferred income taxes	—	1,687
Long-term operating lease liabilities	13,267	14,598
Customer deposits and other long-term liabilities	6,361	7,362
Total liabilities	581,776	538,422
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 7,314 and 7,415 shares issued and outstanding	71	74
Additional paid-in capital	30,941	29,054
Accumulated other comprehensive (loss) income	(21,903)	1,079
Retained earnings	165,389	178,323
Total stockholders' equity	174,498	208,530
	$756,274	$746,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Professional employer service fees	$232,174	$208,496	$449,607	$402,315
Staffing services	30,005	24,707	58,947	49,333
Total revenues	262,179	233,203	508,554	451,648
Cost of revenues:
Direct payroll costs	22,458	18,498	44,379	36,948
Payroll taxes and benefits	126,353	111,719	262,218	234,502
Workers' compensation	46,483	45,513	94,719	91,860
Total cost of revenues	195,294	175,730	401,316	363,310
Gross margin	66,885	57,473	107,238	88,338
Selling, general and administrative expenses	42,272	35,662	82,437	72,769
Depreciation and amortization	1,523	1,328	3,031	2,625
Income from operations	23,090	20,483	21,770	12,944
Other income (expense):
Investment income, net	1,568	1,965	3,206	3,734
Interest expense	(33)	(79)	(67)	(387)
Other, net	19	(13)	51	(4)
Other income, net	1,554	1,873	3,190	3,343
Income before income taxes	24,644	22,356	24,960	16,287
Provision for income taxes	6,630	5,266	6,658	3,751
Net income	$18,014	$17,090	$18,302	$12,536
Basic income per common share	$2.52	$2.26	$2.51	$1.66
Weighted average number of basic common shares outstanding	7,162	7,554	7,284	7,565
Diluted income per common share	$2.48	$2.24	$2.48	$1.64
Weighted average number of diluted common shares outstanding	7,257	7,645	7,365	7,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In Thousands)

	Three Months Ended
	June 30,
	2022	2021
Net income	$18,014	$17,090
Unrealized (losses) gains on investments, net of tax of ($3,296) and $828 in 2022 and 2021, respectively	(8,624)	2,151
Comprehensive income	$9,390	$19,241

	Six Months Ended
	June 30,
	2022	2021
Net income	$18,302	$12,536
Unrealized (losses) gains on investments, net of tax of ($8,783) and ($1,179) in 2022 and 2021, respectively	(22,982)	(3,099)
Comprehensive (loss) income	$(4,680)	$9,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2022

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2021	7,415	$74	$29,054	$1,079	$178,323	$208,530
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	18	—	411	—	—	411
Common stock repurchased on vesting of restricted stock units and performance awards	(4)	—	(185)	—	—	(185)
Share-based compensation expense	—	—	1,830	—	—	1,830
Company repurchase of common stock	(115)	(1)	(484)	—	(8,090)	(8,575)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,229)	(2,229)
Unrealized loss on investments, net of tax	—	—	—	(14,358)	—	(14,358)
Net income	—	—	—	—	288	288
Balance, March 31, 2022	7,314	$73	$30,626	$(13,279)	$168,292	$185,712
Common stock issued on exercise of options and vesting of restricted stock units	12	—	—	—	—	—
Common stock repurchased on vesting of restricted stock units	(3)	—	(258)	—	—	(258)
Share-based compensation expense	—	—	1,766	—	—	1,766
Company repurchase of common stock	(270)	(2)	(1,193)	—	(18,722)	(19,917)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,195)	(2,195)
Unrealized loss on investments, net of tax	—	—	—	(8,624)	—	(8,624)
Net income	—	—	—	—	18,014	18,014
Balance, June 30, 2022	7,053	$71	$30,941	$(21,903)	$165,389	$174,498

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

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$18,302	$12,536
Reconciliations of net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,031	2,625
Non-cash lease expense	3,499	3,937
Investment amortization and losses recognized	600	671
Share-based compensation	3,596	2,395
Changes in certain operating assets and liabilities:
Trade accounts receivable	(111,163)	(108,076)
Income taxes	3,541	3,480
Prepaid expenses and other	(2,752)	(2,476)
Accounts payable	(164)	(140)
Accrued payroll, payroll taxes and related benefits	83,795	87,024
Other accrued liabilities	3,080	58,051
Workers' compensation claims liabilities	(37,871)	(41,634)
Safety incentives liability	(1,562)	(11,944)
Operating lease liabilities	(3,280)	(3,805)
Other assets and liabilities, net	(68)	(23)
Net cash (used in) provided by operating activities	(37,416)	2,621
Cash flows from investing activities:
Purchase of property, equipment and software	(8,408)	(3,224)
Purchase of investments	—	(42,011)
Proceeds from sales and maturities of investments	11,363	40,054
Purchase of restricted investments	(3,062)	(253,048)
Proceeds from sales and maturities of restricted investments	39,490	46,690
Net cash provided by (used in) investing activities	39,383	(211,539)
Cash flows from financing activities:
Payments on long-term debt	(3,510)	(111)
Repurchase of common stock	(28,492)	(6,578)
Common stock repurchased on vesting of stock awards	(443)	(394)
Dividends paid	(4,424)	(4,549)
Proceeds from exercise of stock options	411	876
Net cash used in financing activities	(36,458)	(10,756)
Net decrease in cash, cash equivalents and restricted cash	(34,491)	(219,674)
Cash, cash equivalents and restricted cash, beginning of period	78,629	233,837
Cash, cash equivalents and restricted cash, end of period	$44,138	$14,163

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $539,000 and $460,000 at June 30, 2022 and December 31, 2021, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Safety incentives

We accrue for and present expected safety incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator. In July 2020, the Company began limiting its safety incentive offering in certain markets. The Company provided $2.8 million and $4.3 million at June 30, 2022 and December 31, 2021, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid during the six months ended June 30, 2022 and 2021 did not materially differ from interest expense. Income taxes paid during the six months ended June 30, 2022 totaled $3.1 million. Income taxes paid during the six months ended June 30, 2021 totaled $0.2 million.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$34,098	$69,405	$2,469	$68,688
Restricted cash, included in restricted cash and investments	10,040	9,224	11,694	165,149
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$44,138	$78,629	$14,163	$233,837

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average number of basic shares outstanding	7,162	7,554	7,284	7,565
Effect of dilutive securities	95	91	81	93
Weighted average number of diluted shares outstanding	7,257	7,645	7,365	7,658

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

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at June 30, 2022 and December 31, 2021 measured at fair value on a recurring basis (in thousands):

	June 30, 2022			December 31, 2021
					Gross
		Gross			Unrealized
		Unrealized	Recorded		Gains	Recorded
	Cost	Losses	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$29,587	$—	$29,587	$13,384	$—	$13,384
Total cash equivalents	29,587	—	29,587	13,384	—	13,384
Investments:
Corporate bonds	39,720	(4,739)	34,981	41,954	(136)	41,818
Asset backed securities	19,509	(806)	18,703	29,533	(38)	29,495
Mortgage backed securities	16,753	(2,470)	14,283	18,089	(440)	17,649
U.S. government agency securities	7,376	(58)	7,318	7,383	418	7,801
Emerging markets	2,064	(46)	2,018	—	—	—
Total current investments	85,422	(8,119)	77,303	96,959	(196)	96,763
Restricted cash and investments (1):
Corporate bonds	93,129	(9,578)	83,551	117,700	(17)	117,683
U.S. treasuries	66,252	(6,774)	59,478	67,614	(342)	67,272
Mortgage backed securities	54,255	(4,595)	49,660	64,217	764	64,981
U.S. government agency securities	31,857	(1,203)	30,654	32,898	1,281	34,179
Mutual funds	5,985	—	5,985	6,273	—	6,273
Money market funds	597	—	597	528	—	528
Asset backed securities	51	—	51	107	1	108
Total restricted cash and investments	252,126	(22,150)	229,976	289,337	1,687	291,024
Total investments	$367,135	$(30,269)	$336,866	$399,680	$1,491	$401,171

(1) Included in restricted cash and investments within the condensed consolidated balance sheets is restricted cash of $10.0 million and $9.2 million as of June 30, 2022 and December 31, 2021, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at June 30, 2022 and December 31, 2021 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	June 30, 2022					December 31, 2021
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$29,587	$—	$—	$—	$29,587	$13,384	$—	$—	$—	$13,384
Investments:
Corporate bonds	34,981	—	34,981	—	—	41,818	—	41,818	—	—
Asset backed securities	18,703	—	18,703	—	—	29,495	—	29,495	—	—
Mortgage backed securities	14,283	—	14,283	—	—	17,649	—	17,649	—	—
U.S. government agency securities	7,318	—	7,318	—	—	7,801	—	7,801	—	—
Emerging markets	2,018	—	2,018	—	—	—	—	—	—	—
Restricted cash and investments:
Corporate bonds	83,551	—	83,551	—	—	117,683	—	117,683	—	—
U.S. treasuries	59,478	—	59,478	—	—	67,272	—	67,272	—	—
Mortgage backed securities	49,660	—	49,660	—	—	64,981	—	64,981	—	—
U.S. government agency securities	30,654	—	30,654	—	—	34,179	—	34,179	—	—
Mutual funds	5,985	5,985	—	—	—	6,273	6,273	—	—	—
Money market funds	597	—	—	—	597	528	—	—	—	528
Asset backed securities	51	—	51	—	—	108	—	108	—	—
Total investments	$336,866	$5,985	$300,697	$—	$30,184	$401,171	$6,273	$380,986	$—	$13,912

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at June 30, 2022 and December 31, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2022
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$7,548	$35,743	$75,120	$121	$118,532
U.S. treasuries	—	3,664	55,814	—	59,478
U.S. government agency securities	2,425	25,530	10,017	—	37,972
Money market funds	29,878	—	—	—	29,878
Asset backed securities	—	51	2,118	16,585	18,754
Emerging markets	—	2,018	—	—	2,018
Total	$39,851	$67,006	$143,069	$16,706	$266,632

	December 31, 2021
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$24,601	$35,570	$99,180	$150	$159,501
U.S. treasuries	953	4,295	62,024	—	67,272
U.S. government agency securities	—	25,171	16,809	—	41,980
Asset backed securities	—	108	2,200	27,295	29,603
Money market funds	13,657	—	—	—	13,657
Total	$39,211	$65,144	$180,213	$27,445	$312,013

The average contractual maturity of mortgage backed securities, which are excluded from the table above, was 24 years and 23 years as of June 30, 2022 and December 31, 2021, respectively.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning balance
Workers' compensation claims liabilities	$262,646	$362,663	$279,407	$357,746
Add: claims expense accrual
Current period	4,541	35,743	8,825	69,013
Prior periods	(6,458)	(5,483)	(9,377)	(6,663)
	(1,917)	30,260	(552)	62,350
Less: claim payments related to
Current period	803	3,927	1,028	4,979
Prior periods	18,257	73,240	36,291	99,005
	19,060	77,167	37,319	103,984

Change in claims incurred in excess of retention limits	(159)	(23)	(26)	(379)

Ending balance
Workers' compensation claims liabilities	$241,510	$315,733	$241,510	$315,733
Incurred but not reported (IBNR)	$124,320	$190,818	$124,320	$190,818

Ratio of IBNR to workers' compensation claims liabilities	51%	60%	51%	60%

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

The Company entered into a new arrangement for its insured program effective July 1, 2021 whereby third-party insurers assume all risk of loss for claims incurred from July 1, 2021 to June 30, 2022 (the “2021-2022 Policy”). The 2021-2022 Policy allows for premium adjustments depending on overall policy performance. If claims develop favorably, BBSI can participate in the savings up to $20.0 million for the twelve-month policy period. If claims develop adversely, additional premium may be charged up to $7.5 million for a twelve-month policy period.

Effective July 1, 2022, the Company renewed the arrangement for its insured program, which now continues to June 30, 2023 (the “2022-2023 Policy”). Under the renewed arrangement the Company can participate in savings up to $22.5 million for the twelve-month policy period. For the 2022-2023 Policy, no additional premium may be charged if claims develop adversely. The 2022-2023 Policy includes a renewal commitment through June 30, 2024.

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

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $213.7 million and $273.6 million at June 30, 2022 and December 31, 2021, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $49.7 million and $58.4 million at June 30, 2022 and December 31, 2021, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At June 30, 2022, the Company provided surety bonds and standby letters of credit totaling $49.7 million, including a California requirement of $22.3 million.

Claims liabilities

The Company provided a total of $241.5 million and $279.4 million at June 30, 2022 and December 31, 2021, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $2.1 million and $2.2 million at June 30, 2022 and December 31, 2021, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from insurance carriers of $2.1 million and $2.2 million at June 30, 2022 and December 31, 2021, respectively, included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the ”Bank”) for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $8.0 million. At June 30, 2022, $6.2 million of the sublimit for standby letters of credit was used. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.30% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at June 30, 2022 and December 31, 2021. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At June 30, 2022, the Company was in compliance with all covenants.

The Company maintained a mortgage loan with the Bank with a balance of approximately $3.5 million at December 31, 2021. On January 31, 2022, the Company paid the outstanding balance of the mortgage loan.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more likely than not” standard. As part of this evaluation, management reviews all evidence, both positive and negative, to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended June 30, 2022.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011 through 2014 and 2017 through 2020. In July 2020, BBSI received notice that the IRS intends to disallow certain wage-based tax credits claimed for years 2011 to 2014, which would result in estimated total additional tax due of approximately $2.3 million for the tax years 2012 through 2015, including the impact on carryover tax attributes. In November 2021, BBSI received notice that the IRS intends to disallow certain wage-based tax credits claimed for the year 2017, which could result in estimated total additional taxes and penalties due of $1.7 million for 2017. Years 2018 through 2020 remain under audit; however, disallowance of similar wage-based credits for these years would result in additional estimated tax due of $1.7 million, $1.6 million, $0.7 million, and $0.2 million for years 2018, 2019, 2020, and 2021, respectively. The amounts above exclude interest and penalties not yet assessed. The Company disagrees with the IRS determination to disallow certain wage-based credits taken by the Company and believes that the Company has the technical merits to defend its position. Based on management’s more-likely-than-not assessment that the position is sustainable, no reserve for the aforementioned IRS notices of disallowance of wage-based tax credits or underpayment penalties has been recorded in the financial statements.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for 2015 and tax years before 2011. As of June 30, 2022, the Company had no material unrecognized tax benefits.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At June 30, 2022, the Company had no state operating loss carryforwards. At June 30, 2022, the Company did not have a federal general business tax credit carryforward or an alternative minimum tax credit carryforward.

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

On January 17, 2018 and January 18, 2018, respectively, suits were filed in the California Superior Court for the County of Santa Cruz by Sandra Gill, Robert Seth Gill Jr. and Alyssa Gill, individually and on behalf of the estate of Robert S. Gill, Sr., and by Stephen and Torrey Whitmire, against Hildebrand and Sons Trucking, Daniel Harrington, BBSI, the State of California, Department of Transportation, the State of California, California Highway Patrol, and Statewide Traffic Safety and Signs seeking monetary damages arising out of personal injuries and a fatality suffered after Messrs. Gill and Whitmire were struck by a truck at a California highway mudslide removal operation. Hildebrand was a PEO client of BBSI and operated the truck involved in the accident. The actions allege that the injuries and death were the result of, among other things, the negligent actions of a Hildebrand employee, and the unsafe conditions at the mudslide removal operation. Plaintiffs contend that BBSI is responsible because, among other things, it was allegedly a joint-employer of the Hildebrand employee. BBSI contends that it was not a joint-employer and therefore is not responsible for employee conduct or the conditions at the worksite. In 2021 BBSI sought summary judgment to be removed from the case. The trial court denied BBSI’s motion on the ground that it is a question for a jury to decide whether or not BBSI was an employer under applicable California law. Given the uncertainties of litigation, BBSI management is not able to estimate to what extent BBSI may be found liable, if at all, in this matter. However, BBSI believes plaintiffs’ claims against it are without merit and intends to vigorously defend the claims.

In addition to the matters above, BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation. For the settlement discussed above, as well as other cases, management has recorded estimated liabilities of $2.6 million in other accrued liabilities in the condensed consolidated balance sheets.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
Revenues:
Professional employer service fees	$232,174	88.6%	$208,496	89.4%	$449,607	88.4%	$402,315	89.1%
Staffing services	30,005	11.4	24,707	10.6	58,947	11.6	49,333	10.9
Total revenues	262,179	100.0	233,203	100.0	508,554	100.0	451,648	100.0
Cost of revenues:
Direct payroll costs	22,458	8.6	18,498	7.9	44,379	8.7	36,948	8.2
Payroll taxes and benefits	126,353	48.2	111,719	47.9	262,218	51.6	234,502	51.9
Workers’ compensation	46,483	17.7	45,513	19.5	94,719	18.6	91,860	20.3
Total cost of revenues	195,294	74.5	175,730	75.3	401,316	78.9	363,310	80.4
Gross margin	66,885	25.5	57,473	24.7	107,238	21.1	88,338	19.6
Selling, general and administrative expenses	42,272	16.1	35,662	15.3	82,437	16.2	72,769	16.1
Depreciation and amortization	1,523	0.6	1,328	0.6	3,031	0.6	2,625	0.6
Income from operations	23,090	8.8	20,483	8.8	21,770	4.3	12,944	2.9
Other income, net	1,554	0.6	1,873	0.8	3,190	0.6	3,343	0.7
Income before income taxes	24,644	9.4	22,356	9.6	24,960	4.9	16,287	3.6
Provision for income taxes	6,630	2.5	5,266	2.3	6,658	1.3	3,751	0.8
Net income	$18,014	6.9%	$17,090	7.3%	$18,302	3.6%	$12,536	2.8%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three and six months ended June 30, 2022 and 2021.

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Gross billings	$1,829,225	$1,601,339	$3,536,400	$3,072,880
PEO and staffing wages	$1,588,990	$1,384,861	$3,071,196	$2,656,253

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Workers' compensation	$46,483	$45,513	$94,719	$91,860
Safety incentive costs	511	1,470	1,027	1,476
Non-GAAP gross workers' compensation	$46,994	$46,983	$95,746	$93,336

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
PEO and staffing wages	86.9%	86.5%	86.8%	86.4%
Payroll taxes and benefits	6.9%	7.0%	7.4%	7.6%
Non-GAAP gross workers' compensation	2.6%	2.9%	2.7%	3.0%
Gross margin	3.7%	3.6%	3.0%	2.9%

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

	(Unaudited)
	Three Months Ended
	June 30,
	2022	% Change	2021	% Change
Average WSEs	122,234	8.8%	112,363	9.5%
Ending WSEs	123,853	8.4%	114,288	8.0%

	(Unaudited)
	Six Months Ended
	June 30,
	2022	% Change	2021	% Change
Average WSEs	119,216	9.1%	109,311	1.3%
Ending WSEs	123,853	8.4%	114,288	8.0%

Three Months Ended June 30, 2022 and 2021

Net income for the second quarter of 2022 amounted to $18.0 million compared to net income of $17.1 million for the second quarter of 2021. Diluted net income per share for the second quarter of 2022 was $2.48 compared to diluted net income per share of $2.24 for the second quarter of 2021.

Revenue for the second quarter of 2022 totaled $262.2 million, an increase of $29.0 million or 12.4% over the second quarter of 2021, which reflects an increase in the Company’s PEO service fee revenue of $23.7 million or 11.4% and an increase in staffing services revenue of $5.3 million or 21.4%.

The increase in PEO services revenues was primarily attributable to an increase in the average number of WSEs as well as an increase in average billing per WSE. The increase in staffing services revenue was due primarily to the expanding of business operations after the impacts of COVID-19 during the prior year period.

Gross margin for the second quarter of 2022 totaled $66.9 million or 25.5% of revenue compared to $57.5 million or 24.7% of revenue for the second quarter of 2021. The increase in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the second quarter of 2022 totaled $22.5 million or 8.6% of revenue compared to $18.5 million or 7.9% of revenue for the second quarter of 2021. The increase in direct payroll costs percentage was primarily due to an increase in staffing services within the mix of our customer base compared to the second quarter of 2021.

Payroll taxes and benefits for the second quarter of 2022 totaled $126.4 million or 48.2% of revenue compared to $111.7 million or 47.9% of revenue for the second quarter of 2021. The increase in payroll taxes and benefits as a percentage of revenues is primarily due to an increase in newly hired WSEs, which increased the amount of payroll subject to payroll taxes in the second quarter of 2022 as compared to the second quarter of 2021.

Workers’ compensation expense for the second quarter of 2022 totaled $46.5 million or 17.7% of revenue compared to $45.5 million or 19.5% of revenue for the second quarter of 2021. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to favorable claims development as compared to the second quarter of 2021 as well as a favorable adjustment in the second quarter of 2022 of $6.5 million related to prior period claims, compared to a favorable adjustment of $5.5 million in the second quarter of 2021.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2022 totaled $42.3 million or 16.1% of revenue compared to $35.7 million or 15.3% of revenue for the second quarter of 2021. The increase of $6.6 million in SG&A expense was primarily attributable to increased employee-related costs, as well as increased travel and marketing expenses due to more in-person meetings and events.

Other income, net for the second quarter of 2022 was $1.6 million compared to other income of $1.9 million for the second quarter of 2021. The decrease was primarily attributable to a decrease in investment income in the second quarter of 2022.

Our effective income tax rate for the second quarter of 2022 was 26.9% compared to 23.6% for the second quarter of 2021. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

Six Months Ended June 30, 2022 and 2021

Net income for the first six months of 2022 amounted to $18.3 million compared to net income of $12.5 million for the first six months of 2021. Diluted net income per share for the first six months of 2022 was $2.48 compared to diluted net income per share of $1.64 for the first six months of 2021.

Revenues for the first six months of 2022 totaled $508.6 million, an increase of $56.9 million or 12.6% over the first six months of 2021 which reflects an increase in the Company’s PEO service fee revenue of $47.3 million or 11.8% and an increase in staffing services revenue of $9.6 million or 19.5%.

The increase in PEO service revenues was primarily attributable to an increase in the average number of WSEs as well as an increase in average billing per WSE. The increase in staffing services revenue was due primarily to the expanding of business operations after the impacts of COVID-19 during the prior year period.

Gross margin for the first six months of 2022 totaled $107.2 million or 21.1% of revenue compared to $88.3 million or 19.6% of revenue for the first six months of 2021. The increase in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the first six months of 2022 totaled $44.4 million or 8.7% of revenue compared to $36.9 million or 8.2% of revenue for the first six months of 2021. The increase in direct payroll costs percentage was primarily due to an increase in staffing services within the mix of our customer base compared to the first six months of 2021.

Payroll taxes and benefits for the first six months of 2022 totaled $262.2 million or 51.6% of revenue compared to $234.5 million or 51.9% of revenue for the first six months of 2021. The decrease in payroll taxes and benefits as a percentage of revenues is due primarily to the timing of when payroll tax caps were reached in the first six months of 2022 as compared to the first six months of 2021.

Workers’ compensation expense for the first six months of 2022 totaled $94.7 million or 18.6% of revenue compared to $91.9 million or 20.3% of revenue for the first six months of 2021. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to favorable claims development as compared to the first six months of 2021 as well as a favorable adjustment in the first six months of 2022 of $9.4 million related to prior period claims, compared to a favorable adjustment of $6.7 million in the first six months of 2021.

SG&A expenses for the first six months of 2022 totaled $82.4 million or 16.2% of revenue compared to $72.8 million or 16.1% of revenue. The increase of $9.6 million in SG&A expense was primarily attributable to increased employee-related costs, as well as increased travel and marketing expenses due to more in-person meetings and events.

Other income, net for the first six months of 2022 was $3.2 million as compared to other income, net of $3.3 million for the first six months of 2021. The decrease was primarily attributable to a decrease in investment income in the first months of 2022.

Our effective income tax rate for the first six months of 2022 was 26.7% compared to 23.0% for the first six months of 2021. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $44.1 million, which includes cash, cash equivalents, and restricted cash, decreased $34.5 million for the six months ended June 30, 2022, compared to a decrease of $219.7 million for the comparable period of 2021. The decrease in cash at June 30, 2022 as compared to December 31, 2021 was primarily due to increased trade accounts receivable and decreased workers’ compensation claims liabilities, partially offset by increased accrued payroll, payroll taxes, and related benefits and the proceeds from the sales and maturities of investments and restricted investments.

Net cash used by operating activities for the six months ended June 30, 2022 was $37.4 million, compared to net cash provided of $2.6 million for the comparable period of 2021. For the six months ended June 30, 2022, cash used by operating activities was primarily due to increased trade accounts receivable of $111.2 million, decreased workers’ compensation claims liabilities of $37.9 million, partially offset by increased accrued payroll, payroll taxes and related benefits of $83.8 million and net income of $18.3 million.

Net cash provided by investing activities for the six months ended June 30, 2022 was $39.4 million, compared to net cash used of $211.5 million for the comparable period of 2021. For the six months ended June 30, 2022, net cash provided by investing activities consisted primarily of proceeds from sales and maturities of investment and restricted investments of $50.9 million, partially offset by purchases of property, equipment and software of $8.4 million and the purchase of restricted investments of $3.1 million.

Net cash used in financing activities for the six months ended June 30, 2022 was $36.5 million, compared to net cash used of $10.8 million for the comparable period of 2021. For the six months ended June 30, 2022, cash used in financing activities primarily consisted of repurchases of common stock of $28.5 million, dividend payments of $4.4 million and the pay down of the outstanding balance of the mortgage loan of $3.5 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $213.7 million and $273.6 million at June 30, 2022 and December 31, 2021, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

See “Note 4 – Revolving Credit Facility and Long-Term Debt” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for additional information regarding the Company’s credit agreement with Wells Fargo Bank, N.A.

Forward-Looking Information

Statements in this report include forward-looking statements which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the lingering effects of the COVID-19 pandemic on our business operations, the competitiveness of our service offerings, our plans to make certain fully insured medical and other health and welfare benefits available to qualifying worksite employees beginning in 2023, our ability to attract and retain clients and to achieve revenue growth, the effect of changes in our mix of services on gross margin, the effect of tight labor market conditions, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, expected levels of required surety deposits and letters of credit, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our insured program, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, litigation costs, the effect of changes in the interest rate environment on the value of our investment securities, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions.

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

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit. As of June 30, 2022, the Company’s investments consisted principally of $118.5 million in corporate bonds, $63.9 million in mortgage backed securities, $59.5 million in U.S. treasuries, $38.0 million in U.S. government agency securities, $30.2 million in money market funds, $18.8 million in asset backed securities, $6.0 million in mutual funds and $2.0 million in emerging markets securities. Based on the Company’s overall interest exposure at June 30, 2022, a 50 basis point increase in market interest rates would have a $7.0 million effect on the fair value of the Company’s investment portfolio. A 50 basis point increase would have an immaterial effect on the Company’s outstanding borrowings because of the relative size of the outstanding borrowings.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

New service offerings may subject us to additional risks.

In August 2022, BBSI announced its plans to make certain fully insured medical and other health and welfare benefits available to qualifying worksite employees beginning in 2023. This new service offering, as well as other potential future service offerings, may introduce additional risks and uncertainties to our business. Our efforts to implement new services may place substantial additional demands on our employees, as well as our information systems and technology platforms. We may also need to invest significant additional resources in our people, processes, controls and information security. Failure to successfully implement new service offerings, including the appropriate controls, policies and procedures, information systems, and data privacy and security, could have a material adverse effect on our business, reputation, results of operations and financial condition.

New service offerings, including health care benefits, may also introduce additional legislative and regulatory requirements with which we are not familiar, or from which we are currently exempt. Violation of such laws and regulations could subject us to fines, penalties, and damages, damage our reputation, constitute a breach of our client agreements, impair our ability to obtain and renew required licenses, and decrease our profitability or competitiveness. If any of these effects were to occur, our operating results and financial condition could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended June 30, 2022.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (1)
April	116,500	$75.03	116,500	$57,683,688
May	106,991	74.15	106,991	49,750,103
June	46,090	70.35	46,090	46,507,687
Total	269,581		269,581

(1) On February 28, 2022, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning February 28, 2022. The new repurchase program replaces the program approved in August 2019. As of June 30, 2022, the Company had repurchased 384,449 shares at an aggregate purchase price of $28.5 million.

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: August 3, 2022	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer