Form 10-Q
period 2022-09-30
BARRETT BUSINESS SERVICES INC
filed 2022-11-03
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of October 19, 2022, 6,961,858 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$58,951	$69,405
Investments	73,185	96,763
Trade accounts receivable, net	194,537	155,707
Prepaid expenses and other	20,167	17,606
Restricted cash and investments	113,942	67,238
Total current assets	460,782	406,719
Property, equipment and software, net	43,221	36,277
Operating lease right-of-use assets	20,919	20,697
Restricted cash and investments	110,412	232,965
Goodwill	47,820	47,820
Other assets	3,339	2,474
Deferred income taxes	10,497	—
	$696,990	$746,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3,510
Accounts payable	4,553	4,485
Accrued payroll, payroll taxes and related benefits	232,219	199,067
Income taxes payable	2,572	1,673
Current operating lease liabilities	6,908	7,191
Other accrued liabilities	27,461	15,120
Workers' compensation claims liabilities	65,537	80,028
Safety incentives liability	2,505	4,322
Total current liabilities	341,755	315,396
Long-term workers' compensation claims liabilities	161,806	199,379
Deferred income taxes	—	1,687
Long-term operating lease liabilities	15,405	14,598
Customer deposits and other long-term liabilities	6,661	7,362
Total liabilities	525,627	538,422
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 6,962 and 7,415 shares issued and outstanding	70	74
Additional paid-in capital	31,351	29,054
Accumulated other comprehensive (loss) income	(30,803)	1,079
Retained earnings	170,745	178,323
Total stockholders' equity	171,363	208,530
	$696,990	$746,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Professional employer services	$244,567	$217,972	$694,174	$620,287
Staffing services	29,255	28,978	88,202	78,311
Total revenues	273,822	246,950	782,376	698,598
Cost of revenues:
Direct payroll costs	22,112	21,870	66,491	58,818
Payroll taxes and benefits	128,459	115,012	390,677	349,514
Workers' compensation	56,350	49,833	151,069	141,693
Total cost of revenues	206,921	186,715	608,237	550,025
Gross margin	66,901	60,235	174,139	148,573
Selling, general and administrative expenses	43,001	41,170	125,438	113,939
Depreciation and amortization	1,554	1,342	4,585	3,967
Income from operations	22,346	17,723	44,116	30,667
Other income (expense):
Investment income, net	1,584	1,825	4,790	5,559
Interest expense	(35)	(46)	(102)	(433)
Other, net	19	—	70	(4)
Other income, net	1,568	1,779	4,758	5,122
Income before income taxes	23,914	19,502	48,874	35,789
Provision for income taxes	6,476	4,573	13,134	8,324
Net income	$17,438	$14,929	$35,740	$27,465
Basic income per common share	$2.48	$1.98	$4.96	$3.63
Weighted average number of basic common shares outstanding	7,036	7,545	7,201	7,559
Diluted income per common share	$2.45	$1.96	$4.91	$3.59
Weighted average number of diluted common shares outstanding	7,127	7,607	7,286	7,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	September 30,
	2022	2021
Net income	$17,438	$14,929
Unrealized losses on investments, net of tax of ($3,401) and ($383) in 2022 and 2021, respectively	(8,900)	(1,001)
Comprehensive income	$8,538	$13,928

	Nine Months Ended
	September 30,
	2022	2021
Net income	$35,740	$27,465
Unrealized losses on investments, net of tax of ($12,184) and ($1,567) in 2022 and 2021, respectively	(31,882)	(4,100)
Comprehensive income	$3,858	$23,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2022

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2021	7,415	$74	$29,054	$1,079	$178,323	$208,530
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	18	—	411	—	—	411
Common stock repurchased on vesting of restricted stock units and performance awards	(4)	—	(185)	—	—	(185)
Share-based compensation expense	—	—	1,830	—	—	1,830
Company repurchase of common stock	(115)	(1)	(484)	—	(8,090)	(8,575)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,229)	(2,229)
Unrealized loss on investments, net of tax	—	—	—	(14,358)	—	(14,358)
Net income	—	—	—	—	288	288
Balance, March 31, 2022	7,314	$73	$30,626	$(13,279)	$168,292	$185,712
Common stock issued on exercise of options and vesting of restricted stock units	12	—	—	—	—	—
Common stock repurchased on vesting of restricted stock units	(3)	—	(258)	—	—	(258)
Share-based compensation expense	—	—	1,766	—	—	1,766
Company repurchase of common stock	(270)	(2)	(1,193)	—	(18,722)	(19,917)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,195)	(2,195)
Unrealized loss on investments, net of tax	—	—	—	(8,624)	—	(8,624)
Net income	—	—	—	—	18,014	18,014
Balance, June 30, 2022	7,053	$71	$30,941	$(21,903)	$165,389	$174,498
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units	54	1	299	—	—	300
Common stock repurchased on vesting of restricted stock units	(16)	—	(1,178)	—	—	(1,178)
Share-based compensation expense	—	—	1,893	—	—	1,893
Company repurchase of common stock	(129)	(2)	(604)	—	(9,954)	(10,560)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,128)	(2,128)
Unrealized loss on investments, net of tax	—	—	—	(8,900)	—	(8,900)
Net income	—	—	—	—	17,438	17,438
Balance, September 30, 2022	6,962	$70	$31,351	$(30,803)	$170,745	$171,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2021

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2020	7,566	$76	$24,885	$7,564	$165,710	$198,235
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	38	—	815	—	—	815
Common stock repurchased on vesting of restricted stock units and performance awards	(1)	—	(107)	—	—	(107)
Share-based compensation expense	—	—	1,060	—	—	1,060
Company repurchase of common stock	(49)	—	(170)	—	(3,266)	(3,436)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,278)	(2,278)
Unrealized loss on investments, net of tax	—	—	—	(5,250)	—	(5,250)
Net loss	—	—	—	—	(4,554)	(4,554)
Balance, March 31, 2021	7,554	$76	$26,483	$2,314	$155,612	$184,485
Common stock issued on exercise of options and vesting of restricted stock units	15	—	61	—	—	61
Common stock repurchased on vesting of restricted stock units	(4)	—	(287)	—	—	(287)
Share-based compensation expense	—	—	1,335	—	—	1,335
Company repurchase of common stock	(42)	(1)	(155)	—	(2,986)	(3,142)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,271)	(2,271)
Unrealized gain on investments, net of tax	—	—	—	2,151	—	2,151
Net income	—	—	—	—	17,090	17,090
Balance, June 30, 2021	7,523	$75	$27,437	$4,465	$167,445	$199,422
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units	51	$1	$279	—	—	280.00
Common stock repurchased on vesting of restricted stock units	(14)	—	(1,010)	—	—	(1,010)
Share-based compensation expense	-	—	1,479	—	—	1,479
Company repurchase of common stock	(55)	(1)	(204)	—	(3,992)	(4,197)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,269)	(2,269)
Unrealized loss on investments, net of tax	—	—	—	(1,001)	—	(1,001)
Net income	—	—	—	—	14,929	14,929
Balance, September 30, 2021	7,505	$75	$27,981	$3,464	$176,113	$207,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$35,740	$27,465
Reconciliations of net income to net cash used in operating activities:
Depreciation and amortization	4,585	3,967
Non-cash lease expense	5,236	5,937
Investment amortization and losses recognized	915	1,053
Deferred Income taxes	—	(1)
Share-based compensation	5,489	3,874
Changes in certain operating assets and liabilities:
Trade accounts receivable	(38,830)	(121,787)
Income taxes	899	4,753
Prepaid expenses and other	(2,561)	(7,457)
Accounts payable	68	(263)
Accrued payroll, payroll taxes and related benefits	33,093	100,792
Other accrued liabilities	11,747	835
Workers' compensation claims liabilities	(52,937)	(60,230)
Safety incentives liability	(1,817)	(13,464)
Operating lease liabilities	(5,005)	(5,773)
Other assets and liabilities, net	319	(5)
Net cash used in operating activities	(3,059)	(60,304)
Cash flows from investing activities:
Purchase of property, equipment and software	(11,458)	(5,016)
Purchase of investments	—	(56,775)
Proceeds from sales and maturities of investments	12,828	72,130
Purchase of restricted investments	(3,644)	(253,778)
Proceeds from sales and maturities of restricted investments	44,746	110,131
Net cash provided by (used in) investing activities	42,472	(133,308)
Cash flows from financing activities:
Proceeds from credit-line borrowings	—	2,718
Payments on credit-line borrowings	—	(2,718)
Payments on long-term debt	(3,510)	(166)
Repurchase of common stock	(39,052)	(10,775)
Common stock repurchased on vesting of stock awards	(1,621)	(1,404)
Dividends paid	(6,552)	(6,818)
Proceeds from exercise of stock options	711	1,156
Net cash used in financing activities	(50,024)	(18,007)
Net decrease in cash, cash equivalents and restricted cash	(10,611)	(211,619)
Cash, cash equivalents and restricted cash, beginning of period	78,629	233,837
Cash, cash equivalents and restricted cash, end of period	$68,018	$22,218

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

Restricted cash and investments

The Company holds restricted cash and investments primarily for the future payment of insurance premiums and workers’ compensation claims. These investments are categorized as available-for-sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Restricted cash and investments are classified as current and noncurrent on the condensed consolidated balance sheets based on the nature of the restriction. Management considers available evidence in evaluating potential impairment of restricted investments, including the extent to which fair value is less than cost and adverse conditions related to the security. In the event of a credit loss, an allowance would be recognized to the extent that the fair value of the security is less than the present value of the expected future cash flows. Realized gains and losses on sales of restricted investments are included in investment income in our condensed consolidated statements of operations.

Restricted cash and investments also includes investments held as part of the Company’s deferred compensation plan. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported as a component of income (loss) from operations.

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $700,000 and $460,000 at September 30, 2022 and December 31, 2021, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Safety incentives

We accrue for and present expected safety incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator. In July 2020, the Company began limiting its safety incentive offering in certain markets. The Company provided $2.5 million and $4.3 million at September 30, 2022 and December 31, 2021, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid during the nine months ended September 30, 2022 and 2021 did not materially differ from interest expense. Income taxes paid during the nine months ended September 30, 2022 totaled $12.2 million. Income taxes paid during the nine months ended September 30, 2021 totaled $3.5 million.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$58,951	$69,405	$12,860	$68,688
Restricted cash, included in restricted cash and investments	9,067	9,224	9,358	165,149
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$68,018	$78,629	$22,218	$233,837

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average number of basic shares outstanding	7,036	7,545	7,201	7,559
Effect of dilutive securities	91	62	85	83
Weighted average number of diluted shares outstanding	7,127	7,607	7,286	7,642

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

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at September 30, 2022 and December 31, 2021 measured at fair value on a recurring basis (in thousands):

	September 30, 2022			December 31, 2021
					Gross
		Gross			Unrealized
		Unrealized	Recorded		Gains	Recorded
	Cost	Losses	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$29,787	$—	$29,787	$13,384	$—	$13,384
Total cash equivalents	29,787	—	29,787	13,384	—	13,384
Investments:
Corporate bonds	38,552	(5,923)	32,629	41,954	(136)	41,818
Asset backed securities	19,496	(1,097)	18,399	29,533	(38)	29,495
Mortgage backed securities	16,366	(3,255)	13,111	18,089	(440)	17,649
U.S. government agency securities	7,373	(301)	7,072	7,383	418	7,801
Emerging markets	2,054	(80)	1,974	—	—	—
Total current investments	83,841	(10,656)	73,185	96,959	(196)	96,763
Restricted cash and investments (1):
Corporate bonds	90,292	(12,900)	77,392	117,700	(17)	117,683
U.S. treasuries	66,397	(9,725)	56,672	67,614	(342)	67,272
Mortgage backed securities	52,309	(6,965)	45,344	64,217	764	64,981
U.S. government agency securities	31,827	(2,324)	29,503	32,898	1,281	34,179
Mutual funds	6,124	—	6,124	6,273	—	6,273
Money market funds	553	—	553	528	—	528
Asset backed securities	28	—	28	107	1	108
Total restricted cash and investments	247,530	(31,914)	215,616	289,337	1,687	291,024
Total investments	$361,158	$(42,570)	$318,588	$399,680	$1,491	$401,171

(1) Included in restricted cash and investments within the condensed consolidated balance sheets is restricted cash of $8.7 million and $9.2 million as of September 30, 2022 and December 31, 2021, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at September 30, 2022 and December 31, 2021 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	September 30, 2022					December 31, 2021
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$29,787	$—	$—	$—	$29,787	$13,384	$—	$—	$—	$13,384
Investments:
Corporate bonds	32,629	—	32,629	—	—	41,818	—	41,818	—	—
Asset backed securities	18,399	—	18,399	—	—	29,495	—	29,495	—	—
Mortgage backed securities	13,111	—	13,111	—	—	17,649	—	17,649	—	—
U.S. government agency securities	7,072	—	7,072	—	—	7,801	—	7,801	—	—
Emerging markets	1,974	—	1,974	—	—	—	—	—	—	—
Restricted cash and investments:
Corporate bonds	77,392	—	77,392	—	—	117,683	—	117,683	—	—
U.S. treasuries	56,672	—	56,672	—	—	67,272	—	67,272	—	—
Mortgage backed securities	45,344	—	45,344	—	—	64,981	—	64,981	—	—
U.S. government agency securities	29,503	—	29,503	—	—	34,179	—	34,179	—	—
Mutual funds	6,124	6,124	—	—	—	6,273	6,273	—	—	—
Money market funds	553	—	—	—	553	528	—	—	—	528
Asset backed securities	28	—	28	—	—	108	—	108	—	—
Total investments	$318,588	$6,124	$282,124	$—	$30,340	$401,171	$6,273	$380,986	$—	$13,912

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at September 30, 2022 and December 31, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2022
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$4,829	$51,107	$53,973	$112	$110,021
U.S. treasuries	145	3,578	52,949	—	56,672
U.S. government agency securities	3,919	29,240	3,416	—	36,575
Money market funds	30,339	—	—	—	30,339
Asset backed securities	—	28	2,058	16,341	18,427
Emerging markets	—	1,974	—	—	1,974
Total	$39,232	$85,927	$112,396	$16,453	$254,008

	December 31, 2021
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$24,601	$35,570	$99,180	$150	$159,501
U.S. treasuries	953	4,295	62,024	—	67,272
U.S. government agency securities	—	25,171	16,809	—	41,980
Asset backed securities	—	108	2,200	27,295	29,603
Money market funds	13,657	—	—	—	13,657
Total	$39,211	$65,144	$180,213	$27,445	$312,013

The average contractual maturity of mortgage backed securities, which are excluded from the table above was 23 years as of September 30, 2022 and December 31, 2021.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning balance
Workers' compensation claims liabilities	$241,510	$315,733	$279,407	$357,746
Add: claims expense accrual
Current period	4,854	2,394	13,678	71,407
Prior periods	(1,360)	(823)	(10,737)	(7,486)
	3,494	1,571	2,941	63,921
Less: claim payments related to
Current period	1,714	6,149	2,742	11,129
Prior periods	16,846	14,018	53,136	113,022
	18,560	20,167	55,878	124,151

Change in claims incurred in excess of retention limits	899	(138)	873	(517)

Ending balance
Workers' compensation claims liabilities	$227,343	$296,999	$227,343	$296,999
Incurred but not reported (IBNR)	$117,587	$162,382	$117,587	$162,382

Ratio of IBNR to workers' compensation claims liabilities	52%	55%	52%	55%

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

The Company entered into a new arrangement for its insured program effective July 1, 2021 whereby third-party insurers assumed all risk of loss for claims incurred from July 1, 2021 to June 30, 2022 (the “2021-2022 Policy”). The 2021-2022 Policy allows for premium adjustments depending on overall policy performance. If claims develop favorably, BBSI can participate in the savings up to $20.0 million for the twelve-month policy period. If claims develop adversely, additional premium may be charged up to $7.5 million for a twelve-month policy period.

Effective July 1, 2022, the Company renewed the arrangement for its insured program, which now continues to June 30, 2023 (the “2022-2023 Policy”). Under the renewed arrangement, the Company can participate in savings up to $22.5 million for the twelve-month policy period. For the 2022-2023 Policy, no additional premium may be charged if claims develop adversely. The 2022-2023 Policy includes a renewal commitment through June 30, 2024.

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

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $198.6 million and $273.6 million at September 30, 2022 and December 31, 2021, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $54.5 million and $58.4 million at September 30, 2022 and December 31, 2021, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At September 30, 2022, the Company provided surety bonds totaling $54.5 million, including a California requirement of $22.3 million.

Claims liabilities

The Company provided a total of $227.3 million and $279.4 million at September 30, 2022 and December 31, 2021, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $3.0 million and $2.2 million at September 30, 2022 and December 31, 2021, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from insurance carriers of $3.0 million and $2.2 million at September 30, 2022 and December 31, 2021, respectively, included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the ”Bank”) for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $8.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.30% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at September 30, 2022 and December 31, 2021. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At September 30, 2022, the Company was in compliance with all covenants.

The Company maintained a mortgage loan with the Bank with a balance of approximately $3.5 million at December 31, 2021. On January 31, 2022, the Company paid the outstanding balance of the mortgage loan.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more likely than not” standard. As part of this evaluation, management reviews all evidence, both positive and negative, to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended September 30, 2022.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2011 through 2014 and 2017 through 2020. In July 2020, BBSI received notice that the IRS intends to disallow certain wage-based tax credits claimed for years 2011 to 2014, which would result in estimated total additional tax due of approximately $2.3 million for the tax years 2012 through 2015, including the impact on carryover tax attributes. In November 2021, BBSI received notice that the IRS intends to disallow certain wage-based tax credits claimed for the year 2017, which could result in estimated total additional taxes and penalties due of $1.7 million for 2017. Years 2018 through 2020 remain under audit; however, disallowance of similar wage-based credits would result in additional estimated tax due of $1.7 million, $1.6 million, $0.7 million, and $0.2 million for years 2018, 2019, 2020, and 2021, respectively. The amounts above exclude interest and penalties not yet assessed. The Company disagrees with the IRS determination to disallow certain wage-based credits taken by the Company and believes that the Company has the technical merits to defend its position. Based on management’s more-likely-than-not assessment that the position is sustainable, no reserve for the aforementioned IRS notices of disallowance of wage-based tax credits or underpayment penalties has been recorded in the financial statements.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for 2015 and tax years before 2011. As of September 30, 2022, the Company had no material unrecognized tax benefits.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At September 30, 2022, the Company had no state operating loss carryforwards. At September 30, 2022, the Company did not have a federal general business tax credit carryforward or an alternative minimum tax credit carryforward.

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

In addition to the matters above, BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation. For the settlement discussed above, as well as other cases, management has recorded estimated liabilities of $2.4 million in other accrued liabilities in the condensed consolidated balance sheets.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
Revenues:
Professional employer services	$244,567	89.3%	$217,972	88.3%	$694,174	88.7%	$620,287	88.8%
Staffing services	29,255	10.7	28,978	11.7	88,202	11.3	78,311	11.2
Total revenues	273,822	100.0	246,950	100.0	782,376	100.0	698,598	100.0
Cost of revenues:
Direct payroll costs	22,112	8.1	21,870	8.9	66,491	8.5	58,818	8.4
Payroll taxes and benefits	128,459	46.9	115,012	46.6	390,677	49.9	349,514	50.0
Workers’ compensation	56,350	20.6	49,833	20.2	151,069	19.3	141,693	20.3
Total cost of revenues	206,921	75.6	186,715	75.7	608,237	77.7	550,025	78.7
Gross margin	66,901	24.4	60,235	24.3	174,139	22.3	148,573	21.3
Selling, general and administrative expenses	43,001	15.7	41,170	16.7	125,438	16.0	113,939	16.3
Depreciation and amortization	1,554	0.6	1,342	0.5	4,585	0.6	3,967	0.6
Income from operations	22,346	8.1	17,723	7.1	44,116	5.7	30,667	4.4
Other income, net	1,568	0.6	1,779	0.7	4,758	0.6	5,122	0.7
Income before income taxes	23,914	8.7	19,502	7.9	48,874	6.3	35,789	5.1
Provision for income taxes	6,476	2.4	4,573	1.9	13,134	1.7	8,324	1.2
Net income	$17,438	6.3%	$14,929	6.0%	$35,740	4.6%	$27,465	3.9%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three and nine months ended September 30, 2022 and 2021.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Gross billings	$1,908,818	$1,689,313	$5,445,217	$4,762,193
PEO and staffing wages	$1,656,580	$1,462,982	$4,727,772	$4,119,235

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Workers' compensation	$56,350	$49,833	$151,069	$141,693
Safety incentive costs	527	687	1,554	2,163
Non-GAAP gross workers' compensation	$56,877	$50,520	$152,623	$143,856

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
PEO and staffing wages	86.8%	86.6%	86.8%	86.5%
Payroll taxes and benefits	6.7%	6.8%	7.2%	7.3%
Non-GAAP gross workers' compensation	3.0%	3.0%	2.8%	3.0%
Gross margin	3.5%	3.6%	3.2%	3.1%

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

	(Unaudited)
	Three Months Ended
	September 30,
	2022	% Change	2021	% Change
Average WSEs	125,813	8.2%	116,258	8.0%
Ending WSEs	127,297	9.8%	115,949	7.7%

	(Unaudited)
	Nine Months Ended
	September 30,
	2022	% Change	2021	% Change
Average WSEs	121,415	8.8%	111,640	3.6%
Ending WSEs	127,297	9.8%	115,949	7.7%

Three Months Ended September 30, 2022 and 2021

Net income for the third quarter of 2022 amounted to $17.4 million compared to net income of $14.9 million for the third quarter of 2021. Diluted net income per share for the third quarter of 2022 was $2.45 compared to diluted net income per share of $1.96 for the third quarter of 2021.

Revenue for the third quarter of 2022 totaled $273.8 million, an increase of $26.9 million or 10.9% over the third quarter of 2021, which reflects an increase in the Company’s PEO service revenue of $26.6 million or 12.2% and an increase in staffing services revenue of $0.3 million or 1.0%.

The increase in PEO services revenues was primarily attributable to an increase in the average number of WSEs as well as an increase in average billing per WSE.

Gross margin for the third quarter of 2022 totaled $66.9 million or 24.4% of revenue compared to $60.2 million or 24.3% of revenue for the third quarter of 2021. The increase in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the third quarter of 2022 totaled $22.1 million or 8.1% of revenue compared to $21.9 million or 8.9% of revenue for the third quarter of 2021. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the third quarter of 2021.

Payroll taxes and benefits for the third quarter of 2022 totaled $128.5 million or 46.9% of revenue compared to $115.0 million or 46.6% of revenue for the third quarter of 2021. The increase in payroll taxes and benefits expense was primarily due to an increase in payroll volume, offset in part by lower average payroll tax rates in 2022.

Workers’ compensation expense for the third quarter of 2022 totaled $56.4 million or 20.6% of revenue compared to $49.8 million or 20.2% of revenue for the third quarter of 2021. The increase in workers’ compensation expense was primarily attributable to higher payroll volume.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2022 totaled $43.0 million or 15.7% of revenue compared to $41.2 million or 16.7% of revenue for the third quarter of 2021. The increase of $1.8 million in SG&A expense was primarily attributable to increased employee-related costs, as well as increased travel and marketing expenses due to more in-person meetings and events.

Other income, net for the third quarter of 2022 was $1.6 million compared to other income of $1.8 million for the third quarter of 2021. The decrease was primarily attributable to a decrease in investment income in the third quarter of 2022.

Our effective income tax rate for the third quarter of 2022 was 27.1% compared to 23.4% for the third quarter of 2021. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

Nine Months Ended September 30, 2022 and 2021

Net income for the first nine months of 2022 amounted to $35.7 million compared to net income of $27.5 million for the first nine months of 2021. Diluted net income per share for the first nine months of 2022 was $4.91 compared to diluted net income per share of $3.59 for the first nine months of 2021.

Revenues for the first nine months of 2022 totaled $782.4 million, an increase of $83.8 million or 12.0% over the first nine months of 2021, which reflects an increase in the Company’s PEO service revenue of $73.9 million or 11.9% and an increase in staffing services revenue of $9.9 million or 12.6%.

The increase in PEO service revenues was primarily attributable to an increase in the average number of WSEs as well as an increase in average billing per WSE.

Gross margin for the first nine months of 2022 totaled $174.1 million or 22.3% of revenue compared to $148.6 million or 21.3% of revenue for the first nine months of 2021. The increase in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the first nine months of 2022 totaled $66.5 million or 8.5% of revenue compared to $58.8 million or 8.4% of revenue for the first nine months of 2021. The increase in direct payroll costs percentage was primarily due to an increase in staffing services within the mix of our customer base compared to the first nine months of 2021.

Payroll taxes and benefits for the first nine months of 2022 totaled $390.7 million or 49.9% of revenue compared to $349.5 million or 50.0% of revenue for the first nine months of 2021. The increase in payroll taxes and benefits expense was due primarily to higher payroll volume, offset in part by lower average payroll tax rates in 2022.

Workers’ compensation expense for the first nine months of 2022 totaled $151.1 million or 19.3% of revenue compared to $141.7 million or 20.3% of revenue for the first nine months of 2021. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to favorable adjustments in the first nine months of 2022 of $10.7 million related to prior period claims, compared to favorable adjustments of $7.5 million in the first nine months of 2021.

SG&A expenses for the first nine months of 2022 totaled $125.4 million or 16.0% of revenue compared to $113.9 million or 16.3% of revenue for the first nine months of 2021. The increase of $11.5 million in SG&A expense was primarily attributable to increased employee-related costs, as well as increased travel and marketing expenses due to more in-person meetings and events.

Other income, net for the first nine months of 2022 was $4.8 million as compared to other income, net of $5.1 million for the first nine months of 2021. The decrease was primarily attributable to a decrease in investment income in the first nine months of 2022.

Our effective income tax rate for the first nine months of 2022 was 26.9% compared to 23.3% for the first nine months of 2021. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes and federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $68.0 million, which includes cash, cash equivalents, and restricted cash, decreased $10.6 million for the nine months ended September 30, 2022, compared to a decrease of $211.6 million for the comparable period of 2021. The decrease in cash at September 30, 2022 as compared to December 31, 2021 was primarily due to decreased workers' compensation claims liabilities, the repurchase of common stock and increased trade accounts receivable, partially offset by the proceeds from the sales and maturities of investments and restricted investments, net income and increased accrued payroll, payroll taxes, and related benefits.

Net cash used by operating activities for the nine months ended September 30, 2022 was $3.1 million, compared to net cash used of $60.3 million for the comparable period of 2021. For the nine months ended September 30, 2022, net cash used by operating activities was primarily due to decreased workers’ compensation claims liabilities of $52.9 million and increased trade accounts receivable of $38.8 million, partially offset by net income of $35.7 million, increased accrued payroll, payroll taxes and related benefits of $33.1 million and increased other accrued liabilities of $11.7 million.

Net cash provided by investing activities for the nine months ended September 30, 2022 was $42.5 million, compared to net cash used of $133.3 million for the comparable period of 2021. For the nine months ended September 30, 2022, net cash provided by investing activities consisted primarily of proceeds from sales and maturities of investment and restricted investments of $57.6 million, partially offset by purchases of property, equipment and software of $11.5 million and the purchase of restricted investments of $3.6 million.

Net cash used in financing activities for the nine months ended September 30, 2022 was $50.0 million, compared to net cash used of $18.0 million for the comparable period of 2021. For the nine months ended September 30, 2022, cash used in financing activities primarily consisted of repurchases of common stock of $39.1 million, dividend payments of $6.6 million and the payoff of the outstanding mortgage loan balance of $3.5 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $198.6 million and $273.6 million at September 30, 2022 and December 31, 2021, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit. As of September 30, 2022, the Company’s investments consisted principally of $110.0 million in corporate bonds, $58.5 million in mortgage backed securities, $56.7 million in U.S. treasuries, $36.6 million in U.S. government agency securities, $30.3 million in money market funds, $18.4 million in asset backed securities, $6.1 million in mutual funds and $2.0 million in emerging markets securities. Based on the Company’s overall interest exposure at September 30, 2022, a 50 basis point increase in market interest rates would have a $6.3 million effect on the fair value of the Company’s investment portfolio. At September 30, 2022, the Company had no outstanding borrowings on its line of credit.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended September 30, 2022.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (1)
July	14,780	$74.14	14,780	$45,411,878
August	59,300	84.46	59,300	40,403,166
September	55,100	80.84	55,100	35,948,868
Total	129,180		129,180

(1) On February 28, 2022, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning February 28, 2022. The new repurchase program replaces the program approved in August 2019. As of September 30, 2022, the Company had repurchased 513,629 shares at an aggregate purchase price of $39.1 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: November 2, 2022	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer