Form 10-K
period 2022-12-31
BARRETT BUSINESS SERVICES INC
filed 2023-03-06
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $503,083,248 at June 30, 2022

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 20, 2023
Common Stock, Par Value $.01 Per Share	6,876,398 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are hereby incorporated by reference in Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2022 ANNUAL REPORT ON FORM 10-K

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

Business Organization

We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and include senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety, recruiting, and various types of administration, including payroll and benefits. These teams are responsible for growth and profitability of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. We support clients with a local presence in 68 markets throughout the United States.

Services Overview

BBSI’s core purpose is to advocate for business owners, particularly in the small and mid-sized business segment. Our evolution from an entrepreneurially run company to a professionally managed organization has helped to form our view that all businesses experience inflection points at key stages of growth. The insights gained through our own growth, along with the trends we see in working with more than 7,770 companies each day, define our approach to guiding business owners through the challenges associated with being an employer. BBSI’s business teams align with each business owner client through a structured three-tiered progression. In doing so, business teams focus on the objectives of each business owner and deliver planning, guidance and resources in support of those objectives.

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

In addition to serving as a resource and guide, BBSI can provide workers’ compensation coverage as a means of meeting statutory requirements and protecting our clients from employment-related injury claims. Through our third-party administrators, we provide claims management services for our clients. We work to manage and reduce job injury claims, identify fraudulent claims and structure optimal work programs, including modified duty.

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

PEO

We enter into a client services agreement to establish a co-employment relationship with each client company, assuming responsibility for payroll, payroll taxes, workers’ compensation coverage (if elected) and certain other administrative functions for the client’s existing workforce. We provide our PEO clients access to human resource advisors, retirement plans, a learning management system and our web-based technology platform, myBBSI. In addition, we're launching our fully-insured health and welfare benefits offering in 2023.

We refer to employees of our PEO clients as worksite employees (“WSEs”). The client maintains physical care, custody and control of the WSEs, including the authority to hire and terminate employees. During 2022, we supported in excess of 7,700 PEO clients with total average WSEs of 122,001.

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

The PEO client services agreement also provides for indemnification by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety, or immigration laws or regulations. Our client service agreement requires that clients enter a co-employment arrangement and maintain comprehensive liability coverage in the amount of $1.0 million for acts of their employees. It is nevertheless possible that claims not satisfied or covered through indemnification or insurance may be asserted against us, which could adversely affect our results of operations.

We have PEO client services agreements with a diverse array of customers, including electronics manufacturers, various light-manufacturing industries, agriculture-based companies, transportation and shipping enterprises, food processors, telecommunications companies, public utilities, general contractors in various construction-related fields, restaurant franchises, and professional services firms. None of our clients individually represented more than 1% of our total revenues in 2022.

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

Competition

The business environment in which we operate is characterized by intense competition and fragmentation. BBSI is not aware of reliable statistics regarding the number of its competitors, but certain large, well-known companies typically compete with us in the same markets and have greater financial and marketing resources than we do, including Automatic Data Processing, Inc., ManpowerGroup, Inc., Kelly Services, Inc., Insperity, Inc., TriNet Group, Inc., Robert Half International Inc. and Paychex, Inc. We face additional competition from regional providers and we may in the future also face competition from new entrants to the field, including other staffing services companies, payroll processing companies and insurance companies. The principal competitive factors in the business environment in which we operate are price and level of service.

We believe that our growth is attributable to our ability to provide small and mid-sized companies with the resources and knowledge base of a large employer delivered through a local operations team. Our level of integration with each client business provides us an additional competitive advantage.

Technology Platform

Our client-facing technology platform, myBBSI, includes both internally developed and licensed software which gives our clients a wide range of tools, including the ability to process payroll, collect and process time and attendance information, manage human resource information including employee onboarding and termination, as well as compensation, benefits, and payroll tax reporting.

Growth Strategy

We believe our clients are one of our best advocates and powerful drivers of referral-based growth. In each market, operations teams provide expertise, consultation and support to our clients, driving growth and supporting retention. We anticipate that by adding business teams to existing branches, we can achieve incremental growth in those markets, driven by our reputation and by client referrals. In most markets, business development efforts are led by area managers and are further supported by business development managers.

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
•
Penetrate new markets. We intend to expand our geographic presence as opportunities arise. We continue to refine our approach to geographic expansion, which now includes an "asset-light" entry to new markets until sufficient scale is reached to warrant a physical office location. As part of this effort to expand geographically, we have become licensed to provide PEO services nationwide.

Workers’ Compensation

Through our client services agreement, BBSI can provide workers’ compensation coverage to its clients. We provide this coverage through a variety of methods, all of which are subject to rigorous underwriting to assess financial stability, risk factors and cultural alignment related to safety and the client’s desire to improve their operations. In providing this coverage, we are responsible for complying with applicable statutory requirements for workers' compensation coverage.

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

Insured Program

The Company provides workers’ compensation coverage for client employees primarily through arrangements with fully licensed, third-party insurers (the “insured program”). Under this program, carriers issue policies or afford coverage to the Company’s clients under a program maintained by the Company. Approximately 83% of the Company’s workers’ compensation exposure is covered through the insured program.

The Company entered into a new arrangement for its insured program effective July 1, 2021, whereby third-party insurers assumed all risk of loss for claims incurred from July 1, 2021 to June 30, 2022 (the "2021-2022 Policy"). The 2021-2022 Policy allows for premium adjustments depending on overall policy performance. If claims develop favorably, BBSI can participate in the savings up to $20.0 million for the twelve-month policy period. If claims develop adversely, additional premium may be charged up to $7.5 million for the twelve-month policy period.

Effective July 1, 2022, the Company renewed the arrangement for its insured program, which now continues through June 30, 2023 (the “2022-2023 Policy”). Under the renewed arrangement, the Company can participate in savings up to $22.5 million for the twelve-month policy period. For the 2022-2023 Policy, no additional premium may be charged if claims develop adversely. The 2022-2023 Policy includes a renewal commitment through June 30, 2024.

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

Self-Insured Programs

The Company is a self-insured employer with respect to workers' compensation coverage for all employees, including employees of PEO clients that elect to participate in our workers’ compensation program, working in Colorado, Maryland and Oregon. In the state of Washington, state law allows only the Company's staffing services and internal management employees to be covered under the Company's self-insured workers' compensation program. The Company also operates a wholly owned, fully licensed insurance company, Ecole, which provides workers’ compensation coverage to client employees working in Arizona and Utah. Approximately 17% of the Company’s workers’ compensation exposure is covered through self-insurance or Ecole (the “self-insured programs”).

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

Claims Management

As a result of our status as a self-insured employer in four states and our remaining retention arrangements, our workers' compensation expense is tied directly to the incidence and severity of covered workplace injuries. We seek to contain our workers' compensation costs through a comprehensive approach to claims management. We use managed-care systems to reduce medical costs and keep time-loss costs to a minimum by assigning injured workers, whenever possible, to short-term assignments which accommodate the workers' physical limitations. We believe that these assignments minimize both time actually lost from work and covered time-loss costs. We engage a third-party claims administrator ("TPA") to provide the primary claims management expertise. Typical claims management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and attempting to negotiate early settlements to eliminate future adverse development of claims costs. We also maintain a corporate-wide pre-employment drug screening program and a post-injury drug test program. We believe our claims management program has resulted in a reduction in the frequency of fraudulent claims and in accidents in which the use of illicit drugs appears to have been a contributing factor.

Human Capital

At December 31, 2022, we had 127,141 total employees, including 122,306 WSEs under our PEO client service agreements, 4,029 staffing services employees, 802 managerial, sales and administrative employees (together, “management employees”), and 4 executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. We believe our employee relations with management employees are good.

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

We offer various qualified employee benefit plans to our employees, including those employees for whom we are the administrative employer in a co-employment arrangement with a PEO client that so elects. Employees covered under a PEO arrangement may participate in our 401(k) plan at the sole discretion of the PEO client. Our qualified staffing and management employee benefit plans include our 401(k) plan. Beginning in 2023, qualified employees may enroll upon reaching 21 years of age and completing six months of service. We make matching contributions to the 401(k) plan under a safe harbor provision, which are immediately 100% vested. We match 100% of contributions by management and staffing employees up to 3% of each participating employee's annual compensation and 50% of the employee's contributions up to an additional 2% of annual compensation.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) subject us to potential penalties unless we offer to our employees minimum essential healthcare coverage that is affordable. Because each PEO client is considered to be the sole employer in the application of any rule or law included within the scope of the Acts, we are not required to offer health care coverage to the WSEs of our PEO clients. However, to comply with the employer mandate provision of the Acts, we offer health care coverage to all eligible staffing employees and management employees eligible for coverage under the Acts.

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

As an employer, we are subject to all federal statutes and regulations governing our employer-employee relationships for staffing and management employees. Subject to the discussion of risk factors below, we believe that our operations comply in all material respects with applicable federal statutes and regulations.

Due to the nature of our operations, we collect, store, process, use and retain significant amounts of confidential and sensitive personal employee and client information. As such, we are subject to a variety of federal and state laws and regulations associated with data privacy and security.

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

Our arrangement with fully licensed, third-party insurers under the insured program provides workers’ compensation coverage to BBSI’s PEO clients through June 30, 2023, with committed coverage through June 30, 2024, and the possibility of additional annual renewals. If our fully licensed third-party insurers are unwilling or unable to renew our arrangement in the future, we would need to seek coverage from a small number of alternative insurers. If replacement coverage were unavailable or available only on significantly less favorable terms, our business and results of operations would be materially adversely affected.

We continue to have retention for certain workers' compensation claims incurred prior to July 1, 2021 in the majority of states in which we operate.

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

We rely extensively on computer systems, including systems of third-party vendors, to provide service offerings to our clients, manage our branch network, perform employment-related services and accounting and reporting functions, and summarize and analyze our financial results. These systems are subject to damage or interruption from telecommunications failures, power-related outages, third-party disruptions, computer viruses and malicious attacks, security breaches and catastrophic events. If these systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, experience loss of critical data and interruptions or delays in our ability to manage our operations and encounter a loss of client confidence. In addition, our clients’ businesses may be adversely affected by any system or equipment failure or breach we experience. As a result, we may suffer damage to our reputation, we may lose clients, our ability to attract new clients may be adversely affected, and we could be exposed to contractual liability.

We depend on third-party software to provide our services and support our operations.

Significant portions of our services and operations rely on software that is licensed from third-party vendors. The fees associated with these license agreements could increase in future periods, resulting in increased operating expenses. If there are significant changes to the terms and conditions of our license agreements, if we are unable to renew these license agreements, if the software is not up to date with current legal requirements and that causes us to be non-compliant, if the software is not updated to meet our needs as our business evolves, or if the software becomes unavailable for any other reason, we may be required to make changes to our vendors or information technology systems. These changes may impact the services we provide to our clients or the processes we have in place to support our operations, which could have an adverse effect on our business.

We could be subject to reduced revenues, increased costs, liability claims, or harm to our reputation as a result of data theft, cyberattacks or other security vulnerabilities.

The nature of our business involves the receipt, storage, and transmission of personal and proprietary information about thousands of employees and clients. Attacks on information technology systems continue to grow in frequency and sophistication, and we and our third-party vendors are targeted by unauthorized parties using malicious tactics, code, and viruses. Hardware or applications we develop or procure from third-party vendors may contain defects in design or other problems that could unexpectedly compromise the confidentiality, integrity or availability of data or our systems. Because the techniques used to obtain unauthorized access and disable or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventive measures. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. While our technology infrastructure is designed to safeguard and protect personal and business information, we have limited ability to monitor the implementation of similar safeguards by our vendors.

Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, corruption of data, misuse or theft of private or other sensitive information, or inadvertent acts by our own employees, could result in the disclosure or misuse of confidential or proprietary information, which could have a material adverse effect on our business operations or that of our clients. If we experience a significant data security breach, fail to detect and appropriately respond to a significant data security breach, or fail to comply with the various state cybersecurity regulations including the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA), we could be exposed to government enforcement actions and private litigation. These losses may exceed our insurance coverage for such incidents. In addition, our employees and clients could lose confidence in our ability to protect their personal and proprietary information, which could cause them to terminate their relationships with us. Any loss of confidence arising from a significant data security breach could hurt our reputation, further damaging our business.

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

In response to the pandemic, federal and state government agencies have enacted numerous laws and regulatory guidelines designed to help the economy, individuals and employers, including retroactively. Many of these legislative and regulatory changes, including the American Rescue Plan Act enacted on March 11, 2021, directly impact the Company and our clients. Several of these programs, including the Employee Retention Tax Credit ("ERC") use payroll tax credits and other payroll tax-related reductions or deferrals as the mechanism to provide benefits to small businesses and employees. When clients and former clients wish to claim these payroll tax credits, the tax forms must be filed through the PEO. The guidance surrounding these programs is limited and continuously evolving. Failure to appropriately interpret and comply with legal and regulatory changes arising from the COVID-19 pandemic could have a material adverse effect on our business and reputation. Additionally, failure to incorporate changes to laws and regulations resulting from COVID-19 into our PEO business model may decrease our ability to attract and retain clients.

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

Other Risks Related to our Business and Industry

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

The Company’s revenue growth can be volatile and is dependent on same customer sales and the addition of new clients. Revenues increased 10.4% in 2022 and increased 8.4% in 2021. There can be no assurance that we will continue to maintain current levels of revenues. Efforts to achieve business growth intensifies pressure on retaining current clients and attracting increasing numbers of new clients.

Our business is subject to risks associated with geographic market concentration.

Our California operations accounted for approximately 73% of our total revenues in 2022. As a result of the current importance of our California operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in California. If California experiences an economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business or limits our competitive advantages, our profitability and growth prospects may be materially adversely affected. Similarly, due to our geographic concentration in California, a natural disaster or major event that disrupts these markets or the related workforce could have an immediate and material adverse impact on our operations and profitability.

Economic conditions may impact our ability to attract new clients and cause our existing clients to reduce staffing levels or cease operations.

Weak economic conditions, including periods of elevated inflation and interest rates, may have a negative impact on small-and mid-sized businesses, which make up the majority of our clients. In turn, these businesses could cut costs, including trimming employees from their payrolls, or closing locations or ceasing operations altogether. If current economic conditions were to weaken further, these forces may result in decreased revenues due both to the downsizing of our current clients and increased difficulties in attracting new clients in a poor economic environment. An economic downturn may also result in additional bad debt expense to the extent that existing clients cease operations or are otherwise unable to meet their financial obligations. Additionally, weak economic conditions may result in higher unemployment, which is correlated with increased workers’ compensation claims. These factors could have a material adverse effect on our results of operations and financial condition.

Our staffing business is vulnerable to economic fluctuations.

Demand for our staffing services is sensitive to changes in the level of economic activity in the regions in which we do business. As economic activity slows down, companies often reduce their use of temporary employees before undertaking layoffs of permanent staff, resulting in decreased demand for staffing services. On the other hand, during strong economic periods or tight labor markets due to other factors, we often experience shortages of qualified employees to meet customer needs, as occurred during 2022.

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

We either co-employ employees in connection with our PEO client services agreements or place our employees in our customers' workplace in connection with our staffing business. As such, we are subject to several risks inherent to our status as the administrative employer, including without limitation:

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

We believe that the successful operation of our business is dependent upon our retention of the services of key personnel, including our Chief Executive Officer, other executive officers and area managers. We may not be able to retain all our executives, senior managers and key personnel in light of competition for their services. If we lose the services of one of our executive officers or a significant number of our senior managers, our results of operations likely would be adversely affected.

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

Failure to maintain health insurance coverage or significant increases in the cost of health insurance coverage could adversely affect our business and results of operations.

In 2023 BBSI began offering health insurance benefits as part of our PEO services. Our arrangement with third-party insurers provides health insurance coverage to BBSI’s PEO clients through December 31, 2023, with the possibility of additional annual renewals. If our third-party insurers are unwilling or unable to renew our arrangement in the future, we would need to seek coverage from alternative insurers. If replacement coverage were unavailable or available only on significantly less favorable terms, our business and results of operations would be materially adversely affected. Additionally, if maintaining health insurance coverage becomes significantly more costly due to claims experience or other factors, this could also have a material adverse effect on our business and results of operations.

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

We face competition from several other companies.

We face competition from various companies that may provide all or some of the services we offer. Our competitors include companies that are engaged in staffing services such as Robert Half International Inc., Kelly Services, Inc., and ManpowerGroup Inc.; companies that are focused on co-employment, such as Insperity, Inc., and TriNet Group, Inc.; and companies that primarily provide payroll processing services, such as Automatic Data Processing, Inc. and Paychex, Inc. We also compete with insurance carriers and other providers of workers’ compensation insurance, and our offerings must be priced competitively with prices provided by these competitors for us to attract and retain our clients. Maintaining competitive pricing in the workers’ compensation market could lead to reduced margins and profitability. Additionally, we face competition from information technology outsourcing firms and broad-based outsourcing and consulting firms that perform individual projects.

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

We seek to hold a diversified portfolio of high-quality investments that is managed by a professional investment advisory firm in accordance with our investment policy and routinely reviewed by management and approved by the risk management committee of our Board of Directors. However, our investments, including those held as collateral for our various insurance programs, are subject to general economic conditions and market risks, as well as risks inherent to particular securities, including credit, interest rate and liquidity risks. Our portfolio consists primarily of fixed-rate debt securities and is subject to changing valuation based on interest rate fluctuations, and the risk that certain investments may default, become impaired due to deterioration in the financial condition of one or more issuers of the securities, or will need to be sold for realized losses. Although our investment strategy is designed to preserve our capital, we cannot be certain that our investment objectives will be achieved, and we could incur substantial realized and unrealized investment losses in future periods which could have a material adverse effect on our business, financial condition and results of operations.

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

Potential future acquisitions may introduce several risks related to the integration of businesses, personnel, product lines, and technologies. If we are unable to successfully identify appropriate acquisition candidates, negotiate favorable terms, and successfully integrate an acquisition, our business, financial condition, and results of operation could be materially and adversely affected.

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

Future growth in our operations depends, in part, on our ability to offer our services to prospective clients in new states, which may subject us to different regulatory requirements and standards. To operate effectively in a new state, we must maintain all necessary licenses and regulatory approvals, adapt our procedures to that state's regulatory requirements and modify our service offerings to adapt to local market conditions. As we expand into additional states, we may not be able to duplicate in other markets the financial performance experienced in our current markets.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We operate through 43 branches. The following table shows the number of branches in each state. We also lease office space in other locations in our market areas which we use to recruit and place employees.

Number of
Offices	Branches
California	21
Oregon	3
Washington	3
Utah	2
Colorado	2
Idaho	2
Arizona	2
Maryland	2
Nevada	2
Delaware	1
North Carolina	1
Pennsylvania	1
Tennessee	1

On December 31, 2022, our leases had expiration dates ranging from less than one year to seven years. Our corporate headquarters occupies approximately 90 percent of the 65,300 square foot building we own in Vancouver, Washington.

Item 3. LEGAL PROCEEDINGS

BBSI is not subject to material legal proceedings and claims other than those which arise in the ordinary course of our business, except for those matters discussed in “Note 11 - Litigation” to the consolidated financial statements included in Item 8 of Part II of this report.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the "Common Stock") trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol "BBSI." At February 10, 2023, there were 23 stockholders of record and approximately 8,016 beneficial owners of the Common Stock.

The following table summarizes information related to stock repurchases during the quarter ended December 31, 2022.

	Total		Total Number of	Approximate Dollar Value of
	Number of	Average Price	Shares Repurchased	Shares that May Yet
	Shares	Paid	as Part of Publicly	Be Repurchased
Month	Repurchased	Per Share	Announced Plan (1)	Under the Plan (1)
October	41,000	$81.14	41,000	$32,621,955
November	5,400	87.72	5,400	32,148,278
December	45,908	94.00	45,908	27,832,833
Total	92,308		92,308

(1) On February 28, 2022, the Board of Directors, authorized the repurchase of up to $75.0 million of the Company's common stock over a two-year period beginning February 28, 2022. The new repurchase program replaces the program approved in August 2019. As of December 31, 2022, the Company had repurchased 605,937 shares at an aggregate purchase price of $47.2 million.

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2017 until December 31, 2022, for our Common Stock, The Nasdaq Composite Index, and the S&P 1500 Human Resource & Employment Services Index, a published industry index that is considered reflective of the Company’s peers.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2017 in our Common Stock and the indexes shown, and that dividends are reinvested. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/17	12/18	12/19	12/20	12/21	12/22

Barrett Business Services, Inc.	100.00	89.91	143.94	110.98	114.20	156.54
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
S&P 1500 Human Resource & Employment Services Index	100.00	83.73	102.81	103.69	156.71	117.07

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

Our business is concentrated in California, and we expect to continue to derive a majority of our revenues from this market in the future. Revenues generated in our California operations accounted for 73% of our total revenues in 2022, 73% in 2021 and 75% in 2020. Consequently, any weakness in economic conditions, changes in the regulatory or insurance environment, or natural disasters or other major events in California could have a material adverse effect on our financial results.

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

Workers' Compensation Reserves

We recognize our liability for the ultimate payment of incurred claims and claims adjustment expenses by establishing a reserve that represents our estimates of future amounts necessary to pay claims and related expenses with respect to workplace injuries that have occurred. When a claim involving a probable loss is reported, our independent third-party administrator for workers’ compensation claims (“TPA”) establishes a case reserve for the estimated amount of ultimate loss. The estimate reflects a judgment based on established case reserving practices and the experience and knowledge of the TPA regarding the nature and expected amount of the claim, as well as the estimated expenses of settling the claim, including legal and other fees and expenses of claims administration. The adequacy of such case reserves depends in part on the professional judgment of the TPA to evaluate the economic consequences of each claim properly and comprehensively.

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

Forward-Looking Information

Statements in this Item or in Items 1, 1A, 3 and 9A of this report include forward-looking statements, which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the lingering effects of the COVID-19 pandemic on our business operations, the competitiveness of our service offerings, the availability of certain fully insured medical and other health and welfare benefits to qualifying worksite employees beginning in 2023, our ability to attract and retain clients and to achieve revenue growth, the effect of changes in our mix of services on gross margin, the effect of tight labor market conditions, the adequacy of our workers' compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, expected levels of required surety deposits and letters of credit, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our insured program, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, litigation costs, the effect of changes in the interest rate environment on the value of our investment securities, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions.

All our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include: our ability to retain current clients and attract new clients; the effects of governmental orders, laws or regulations imposing requirements related to the COVID-19 pandemic; difficulties associated with integrating clients into our operations; economic trends in our service areas; the potential for material deviations from expected future workers’ compensation claims experience; changes in the workers’ compensation regulatory environment in our primary markets; security breaches or failures in the Company’s information technology systems; collectability of accounts receivable; changes in effective payroll tax rates and federal and state income tax rates; the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results); the effects of inflation on our operating expenses and those of our clients; the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business; the effect of conditions in the global capital markets on our investment portfolio; and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers' compensation coverage or our insured program. Additional risk factors affecting our business are discussed in Item 1A of Part I of this report. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company's consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, included in Item 8 of Part II of this report.

	Percentage of Total Net Revenues
($ in thousands)	Years Ended December 31,
	2022		2021		2020
Revenues:
Professional employer services	$937,363	88.9%	$843,815	88.3%	$777,430	88.3%
Staffing services	116,963	11.1	111,351	11.7	$103,394	11.7
Total revenues	1,054,326	100.0	955,166	100.0	880,824	100.0
Cost of revenues:
Direct payroll costs	87,944	8.3	83,821	8.8	78,380	8.9
Payroll taxes and benefits	522,392	49.5	469,888	49.2	418,793	47.5
Workers’ compensation	209,145	19.8	196,949	20.6	200,744	22.8
Total cost of revenues	819,481	77.7	750,658	78.6	697,917	79.2
Gross margin	234,845	22.3	204,508	21.4	182,907	20.8
Selling, general and administrative expenses	169,642	16.1	155,259	16.3	141,916	16.1
Depreciation and amortization	6,228	0.6	5,326	0.6	4,844	0.5
Income from operations	58,975	5.6	43,923	4.6	36,147	4.1
Other income, net	6,328	0.6	6,738	0.7	6,449	0.7
Income before income taxes	65,303	6.2	50,661	5.3	42,596	4.8
Provision for income taxes	18,035	1.7	12,582	1.3	8,831	1.0
Net income	$47,268	4.5%	$38,079	4.0%	$33,765	3.8%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the years ended December 31, 2022, 2021 and 2020.

	Year Ended
	December 31,
(in thousands)	2022	2021	2020
Gross billings	$7,393,808	$6,569,986	$5,924,539
PEO and staffing wages	6,425,286	5,693,903	5,098,604

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

	Year Ended
	December 31,
(in thousands)	2022	2021	2020
Workers' compensation	$209,145	$196,949	$200,744
Safety incentive costs	1,852	2,985	23,544
Non-GAAP gross workers' compensation	$210,997	$199,934	$224,288

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	Percentage of Gross Billings
	Year Ended
	December 31,
	2022	2021	2020
PEO and staffing wages	86.9%	86.7%	86.1%
Payroll taxes and benefits	7.0%	7.2%	7.1%
Non-GAAP gross workers' compensation	2.9%	3.0%	3.8%
Gross margin	3.2%	3.1%	3.1%

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

	Year Ended
	December 31,
	2022	% Change	2021	% Change	2020
Average WSEs	122,001	8.0%	112,928	4.3%	108,249
Ending WSEs	122,306	5.3%	116,154	6.3%	109,292

Years Ended December 31, 2022 and 2021

Net income for 2022 was $47.3 million compared to net income of $38.1 million for 2021. Diluted net income per share for 2022 was $6.54 compared to diluted income per share of $5.00 for 2021.

Revenue for 2022 totaled $1,054.3 million, an increase of $99.2 million or 10.4% over 2021, which reflects an increase in the Company’s PEO service revenue of $93.5 million or 11.1% and an increase in staffing services revenue of $5.6 million or 5.0%.

The increase in PEO services revenues was primarily attributable to an increase in average number of WSEs as well as an increase in average billing per WSE.

Gross margin for 2022 totaled $234.8 million or 22.3% of revenue compared to $204.5 million or 21.4% of revenue for 2021. The increase in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for 2022 totaled $87.9 million or 8.3% of revenue compared to $83.8 million or 8.8% of revenue for 2021. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base in 2022 as compared to 2021.

Payroll taxes and benefits for 2022 totaled $522.4 million or 49.5% of revenue compared to $469.9 million or 49.2% of revenue for 2021. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to the relative decrease in workers' compensation costs and an increase in federal payroll tax rates, partially offset by lower average state payroll tax rates in 2022.

Workers’ compensation expense for 2022 totaled $209.1 million or 19.8% of revenue compared to $196.9 million or 20.6% of revenue for 2021. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to favorable adjustments of $11.3 million related to prior period claims in 2022, compared to favorable adjustments of $9.2 million in 2021.

Selling, general and administrative (“SG&A”) expenses for 2022 totaled $169.6 million or 16.1% of revenue compared to $155.3 million or 16.3% of revenue for 2021. The increase of $14.3 million in SG&A expense in 2022 was primarily attributable to increased employee related costs, as well as increased travel and marketing expenses due to more in-person meetings and events.

Other income, net for 2022 totaled $6.3 million compared to other income of $6.7 million for 2021. The decrease was primarily attributable to a decrease in investment income in 2022.

Our effective income tax rate for 2022 was 27.6% compared to 24.8% for 2021. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits. See “Note 8 - Income Taxes” to the consolidated financial statements included in Item 8 of Part II of this report for additional information regarding income taxes.

A discussion of our financial condition and results of operations for 2021 compared to 2020 can be found in Part II, Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 7, 2022.

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

Liquidity and Capital Resources

The Company's cash balance of $107.4 million, which includes cash, cash equivalents, and restricted cash, increased $28.7 million for the twelve months ended December 31, 2022, compared to a decrease of $155.2 million for the comparable period of 2021. The increase in cash at December 31, 2022 as compared to December 31, 2021 was primarily due to proceeds from the sales and maturities of investments and restricted investments, net income, increased accrued payroll, payroll taxes and related benefits, and increased other accrued liabilities, partially offset by decreased workers' compensation claims liabilities, repurchase of common stock, and purchase of property, equipment and software.

Net cash provided by operating activities in 2022 amounted to $27.8 million, compared to net cash used of $15.5 million for the comparable period of 2021. In 2022, net cash provided by operating activities was primarily due to net income of $47.3 million, increased accrued payroll, payroll taxes and related benefits of $24.9 million and increased other accrued liabilities of $15.7 million, partially offset by decreased workers’ compensation claims liabilities of $64.2 million and increased trade accounts receivable of $8.1 million.

Net cash provided by investing activities totaled $61.2 million in 2022, compared to net cash used of $112.9 million for the comparable period of 2021. In 2022, net cash provided by investing activities consisted primarily of proceeds from sales and maturities of investments and restricted investments of $81.5 million, partially offset by purchase of property, equipment and software of $16.0 million, and purchase of restricted investments of $4.3 million.

Net cash used in financing activities in 2022 was $60.2 million compared to net cash used of $26.9 million for the comparable period of 2021. In 2022, net cash used in financing activities primarily consisted of repurchases of common stock of $47.2 million, dividend payments of $8.5 million and the payoff of the outstanding mortgage loan balance of $3.5 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $188.2 million and $273.6 million at December 31, 2022 and December 31, 2021, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s consolidated balance sheets.

See “Note 5 - Revolving Credit Facility and Long-Term Debt” to the consolidated financial statements included in Item 8 of Part II of this report for information regarding the Company’s credit agreement with Wells Fargo Bank, N.A.

Contractual Obligations

The Company's contractual obligations as of December 31, 2022 are summarized below:

	As of December 31, 2022
	Payments Due by Period
(in thousands)		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$24,624	$7,870	$10,303	$5,221	$1,230
Total contractual obligations	$24,624	$7,870	$10,303	$5,221	$1,230

(1) As of December 31, 2022, the Company has additional operating leases that have not yet commenced of $1.7 million and remaining balances on short-term operating leases of $37,301. In January 2022, the Company paid off all of its long-term debt.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit. As of December 31, 2022, the Company’s investments consisted principally of approximately $104.0 million in corporate bonds, $57.3 million in U.S. treasuries, $53.1 million in mortgage backed securities, $41.0 million in money market funds, $31.4 million in U.S. government agency securities, $12.9 million in asset backed securities, $6.3 million in mutual funds and $2.0 million in emerging markets securities. Based on the Company's overall interest exposure at December 31, 2022, a 50 basis point increase in market interest rates would have a $5.9 million effect on the fair value of the Company's investment portfolio. At December 31, 2022, the Company had no outstanding borrowings on its line of credit.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Barrett Business Services, Inc.
Vancouver, Washington

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholder's equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Workers' Compensation Claims Liabilities

Workers’ compensation claims liabilities represent management’s estimate of future amounts necessary to pay claims and related expenses with respect to workplace injuries that have occurred as of a given reporting date. The estimated liability for open workers’ compensation claims is based on an evaluation of information provided by the Company’s third-party administrators for workers’ compensation claims, coupled with an actuarial estimate of future adverse loss development with respect to reported claims and incurred but not reported claims (together, IBNR). Workers’ compensation claims liabilities included case reserve estimates for reported losses, plus additional amounts for estimated IBNR claims, medical cost containment, legal costs, and unallocated loss adjustment expenses. The process of arriving at an estimate of unpaid claims and claims adjustment expense involves a high degree of judgment and is affected by both internal and external events, including changes in claims handling practices, changes in reserve estimation procedures, inflation, trends in the litigation and settlement of pending claims, and legislative changes. The Company’s estimates are based on informed judgment, derived from individual experience and expertise applied to multiple sets of data and analyses. The company considers significant facts and circumstances known both at the time that loss reserves are initially established, and as new facts and circumstances become known. Workers’ compensation claims liabilities as of December 31, 2022 were $216 million.

Given the high degree of judgment required to estimate the value of the workers’ compensation claims liabilities, performing audit procedures to evaluate the workers’ compensation claims liabilities recorded for the year ended December 31, 2022, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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

March 6, 2023

We have served as the Company's auditor since 2016.

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2022 and 2021

(In Thousands, Except Par Value)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$91,423	$69,405
Investments	68,325	96,763
Trade accounts receivable, net	163,838	155,707
Prepaid expenses and other	19,787	17,606
Restricted cash and investments	110,989	67,238
Total current assets	454,362	406,719
Property, equipment and software, net	45,954	36,277
Operating lease right-of-use assets	19,804	20,697
Restricted cash and investments	104,277	232,965
Goodwill	47,820	47,820
Other assets	3,281	2,474
Deferred income taxes	11,440	-
Total assets	$686,938	$746,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$3,510
Accounts payable	8,264	4,485
Accrued payroll, payroll taxes and related benefits	222,331	199,067
Income taxes payable	610	1,673
Current operating lease liabilities	6,957	7,191
Other accrued liabilities	31,603	15,120
Workers' compensation claims liabilities	62,917	80,028
Safety incentives liability	2,049	4,322
Total current liabilities	334,731	315,396
Long-term workers' compensation claims liabilities	153,070	199,379
Deferred income taxes	-	1,687
Long-term operating lease liabilities	14,225	14,598
Customer deposits and other long-term liabilities	7,070	7,362
Total liabilities	509,096	538,422
Commitments and contingencies (Notes 5, 7 and 11)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 6,871 and 7,415 shares issued and outstanding in 2022 and 2021, respectively	69	74
Additional paid-in capital	32,744	29,054
Accumulated other comprehensive (loss) income	(27,594)	1,079
Retained earnings	172,623	178,323
Total stockholders' equity	177,842	208,530
Total liabilities and stockholders' equity	$686,938	$746,952

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2022, 2021 and 2020

(In Thousands, Except Per Share Amounts)

	Year Ended
	December 31,
	2022	2021	2020
Revenues:
Professional employer services	$937,363	$843,815	$777,430
Staffing services	116,963	111,351	103,394
Total revenues	1,054,326	955,166	880,824
Cost of revenues:
Direct payroll costs	87,944	83,821	78,380
Payroll taxes and benefits	522,392	469,888	418,793
Workers' compensation	209,145	196,949	200,744
Total cost of revenues	819,481	750,658	697,917
Gross margin	234,845	204,508	182,907
Selling, general and administrative expenses	169,642	155,259	141,916
Depreciation and amortization	6,228	5,326	4,844
Income from operations	58,975	43,923	36,147
Other income (expense):
Investment income, net	6,476	7,215	7,977
Interest expense	(141)	(372)	(1,244)
Other, net	(7)	(105)	(284)
Other income, net	6,328	6,738	6,449
Income before income taxes	65,303	50,661	42,596
Provision for income taxes	18,035	12,582	8,831
Net income	$47,268	$38,079	$33,765
Basic income per common share	$6.63	$5.05	$4.46
Weighted average number of basic common shares outstanding	7,130	7,540	7,577
Diluted income per common share	$6.54	$5.00	$4.39
Weighted average number of diluted common shares outstanding	7,226	7,621	7,688

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2022, 2021 and 2020

(In Thousands)

	Year Ended
	December 31,
	2022	2021	2020
Net income	$47,268	$38,079	$33,765
Unrealized (losses) gains on investments, net of tax of ($10,958), ($2,478), and $1,814 in 2022, 2021 and 2020, respectively	(28,673)	(6,485)	4,745
Comprehensive income	$18,595	$31,594	$38,510

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2022, 2021 and 2020

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance, December 31, 2019	7,514	$75	$20,227	$2,819	$148,678	$171,799
Common stock issued on exercise of options and vesting of restricted stock units	223	2	3,082	—	—	3,084
Common stock repurchased on vesting of restricted stock units	(27)	—	(1,417)	—	—	(1,417)
Share-based compensation expense	—	—	3,436	—	—	3,436
Company repurchase of common stock	(144)	(1)	(443)	—	(7,612)	(8,056)
Cash dividends on common stock ($1.20 per share)	—	—	—	—	(9,121)	(9,121)
Unrealized gain on investments, net of tax	—	—	—	4,745	—	4,745
Net income	—	—	—	—	33,765	33,765
Balance, December 31, 2020	7,566	$76	$24,885	$7,564	$165,710	$198,235
Common stock issued on exercise of options and vesting of restricted stock units	106	1	1,155	—	—	1,156
Common stock repurchased on vesting of restricted stock units	(20)	—	(1,465)	—	—	(1,465)
Share-based compensation expense	—	—	5,366	—	—	5,366
Company repurchase of common stock	(237)	(3)	(887)	—	(16,397)	(17,287)
Cash dividends on common stock ($1.20 per share)	—	—	—	—	(9,069)	(9,069)
Unrealized loss on investments, net of tax	—	—	—	(6,485)	—	(6,485)
Net income	—	—	—	—	38,079	38,079
Balance, December 31, 2021	7,415	$74	$29,054	$1,079	$178,323	$208,530
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	84	1	710	—	—	711
Common stock repurchased on vesting of restricted stock units and performance awards	(22)	—	(1,692)	—	—	(1,692)
Share-based compensation expense	—	—	7,390	—	—	7,390
Company repurchase of common stock	(606)	(6)	(2,718)	—	(44,444)	(47,168)
Cash dividends on common stock ($1.20 per share)	—	—	—	—	(8,524)	(8,524)
Unrealized loss on investments, net of tax	—	—	—	(28,673)	—	(28,673)
Net income	—	—	—	—	47,268	47,268
Balance, December 31, 2022	6,871	$69	$32,744	$(27,594)	$172,623	$177,842

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2022, 2021 and 2020

(In Thousands)

	Year Ended
	December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$47,268	$38,079	$33,765
Reconciliations of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,228	5,326	4,844
Non-cash operating lease expense	6,955	8,045	7,246
Investment amortization and losses recognized	1,859	1,433	587
Loss recognized on disposal of property and equipment	139	114	574
Deferred income taxes	(2,169)	(347)	5,492
Share-based compensation	7,390	5,366	3,436
Changes in certain operating assets and liabilities:
Trade accounts receivable	(8,131)	(37,201)	45,055
Income taxes	(1,063)	8,158	(5,150)
Prepaid expenses and other	(2,181)	(1,645)	(1,042)
Accounts payable	3,779	(261)	(1,247)
Accrued payroll, payroll taxes and related benefits	24,916	49,739	(22,608)
Other accrued liabilities	15,725	7,753	(1,671)
Workers' compensation claims liabilities	(64,222)	(77,640)	(80,783)
Safety incentives liability	(2,273)	(14,505)	(9,123)
Operating lease liabilities	(6,740)	(7,886)	(7,062)
Other assets and liabilities, net	298	13	(228)
Net cash provided by (used in) operating activities	27,778	(15,459)	(27,915)
Cash flows from investing activities:
Purchase of property, equipment and software	(15,973)	(6,801)	(8,610)
Purchase of investments	—	(54,835)	(65,738)
Proceeds from sales and maturities of investments	18,732	75,256	47,922
Purchase of restricted investments	(4,345)	(253,781)	(34,968)
Proceeds from sales and maturities of restricted investments	62,740	127,298	65,535
Net cash provided by (used in) investing activities	61,154	(112,863)	4,141
Cash flows from financing activities:
Proceeds from credit-line borrowings	—	2,718	—
Payments on credit-line borrowings	—	(2,718)	—
Payments on long-term debt	(3,510)	(221)	(220)
Repurchase of common stock	(47,168)	(17,287)	(8,056)
Common stock repurchased on vesting of stock awards	(1,692)	(1,465)	(1,417)
Dividends paid	(8,524)	(9,069)	(9,121)
Proceeds from exercise of stock options	711	1,156	3,084
Net cash used in financing activities	(60,183)	(26,886)	(15,730)
Net increase (decrease) in cash, cash equivalents and restricted cash	28,749	(155,208)	(39,504)
Cash, cash equivalents and restricted cash, beginning of period	78,629	233,837	273,341
Cash, cash equivalents and restricted cash, end of period	$107,378	$78,629	$233,837

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

We believe this platform, delivered through our decentralized organizational structure, differentiates BBSI from our competitors. The Company supports clients with a local presence in 68 markets throughout the United States. Approximately 73%, 73% and 75%, respectively, of our revenue during 2022, 2021 and 2020 was attributable to our California operations. BBSI was incorporated in Maryland in 1965.

The Company operates a wholly owned, fully licensed captive insurance company, Associated Insurance Company for Excess ("AICE") and a wholly owned, fully licensed insurance company, Ecole. AICE and Ecole provide access to more competitive and cost-effective insurance markets and provide cost-effective risk management. See “Note 4 - Workers’ Compensation Claims” for additional information in the Company’s insurance programs.

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $893,000 and $460,000 at December 31, 2022 and 2021, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers' payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

Our allowance for doubtful accounts activity is summarized as follows (in thousands):

	2022	2021	2020
Balance at January 1,
Allowance for doubtful accounts	$460	$757	$888
Charges to expense	462	193	125
Write-offs of uncollectible accounts, net of recoveries	(29)	(490)	(256)
Balance at December 31,
Allowance for doubtful accounts	$893	$460	$757

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

Depreciation of property and equipment and amortization of software is calculated using the straight-line method over estimated useful lives of the related assets or lease terms, as follows:

Years
Buildings	39
Equipment, furniture and fixtures	7 - 15
Computer hardware, software and software development costs	3 - 10
Leasehold improvements	1 - 7

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

Leases

The Company leases office facilities and equipment under operating leases. We determine whether an arrangement is or contains a lease at inception. For all leases with a term greater than 12 months, we record our operating lease liabilities and right-of-use (ROU) assets at the lease commencement date. Operating lease liabilities are based on the present value of future minimum lease payments over the lease term, and include options to renew a lease in the future minimum lease payments if it is reasonably certain that the Company will exercise that option. ROU assets are based on the lease liability, adjusted for any lease prepayments and lease incentives. If a lease does not provide an implicit interest rate, we use our incremental borrowing rate on a collateralized basis from the information available at commencement date in determining the present value of lease payments. We recognize expense for lease payments on a straight-line basis over the lease term for operating leases. Leases with initial terms of 12 months or less are considered short-term lease costs and are not recorded as ROU assets on the consolidated balance sheets. ROU assets are reviewed for impairment in the same manner as long-lived assets. No impairment has been recorded in the periods presented.

The Company has elected the practical expedient not to separate non-lease components from lease components for all classes of assets. Our lease agreements generally do not contain material variable lease payments or restrictive covenants.

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

Safety incentives

We accrue for and present expected safety incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers' compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator. In July 2020, the Company began limiting its safety incentive offering in certain markets. The Company provided $2.0 million and $4.3 million at December 31, 2022 and 2021, respectively, as an estimate of the liability for unpaid safety incentives.

Customer deposits

We require deposits from certain PEO customers to cover a portion of our accounts receivable due from such customers in the event of default of payment.

Comprehensive income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's stockholders.

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles (“GAAP”) are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Our other comprehensive income comprises unrealized holding gains and losses on our available-for-sale investments.

Statements of cash flows

Interest paid in 2022, 2021 and 2020 did not materially differ from interest expense. Income taxes paid by the Company totaled $21.0 million, $4.7 million, and $8.5 million in 2022, 2021 and 2020, respectively.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our consolidated balance sheets to the amounts reported on the consolidated statements of cash flows (in thousands):

	December 31,	December 31,	December 31,
	2022	2021	2020
Cash and cash equivalents	$91,423	$69,405	$68,688
Restricted cash, included in restricted cash and investments	15,955	9,224	165,149
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$107,378	$78,629	$233,837

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

	Year Ended
	December 31,
	2022	2021	2020
Weighted average number of basic shares outstanding	7,130	7,540	7,577
Effect of dilutive securities	96	81	111
Weighted average number of diluted shares outstanding	7,226	7,621	7,688

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

Recent accounting pronouncements

There were no new or pending accounting pronouncements in 2022 that had, or will have, a material impact on our results of operations or financial condition.

Note 2 - Fair Value Measurement

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

In determining the fair value of our financial assets, the Company predominately uses the market approach. In determining the fair value of all its corporate bonds, mortgage backed securities, U.S. treasuries, U.S. government agency securities, mutual funds, money market funds, asset backed securities, and emerging markets, the Company utilizes non-binding quotes provided by our investment brokers.

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

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

In determining the fair value measurement of our financial assets, the fair value measurement level within the hierarchy is based on the lowest level input and is applied to each financial asset. Valuation techniques are used to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table summarizes the Company’s investments at December 31, 2022 and 2021 measured at fair value on a recurring basis (in thousands):

	December 31, 2022			December 31, 2021
		Gross			Gross
		Unrealized			Unrealized
		Gains	Recorded		Gains	Recorded
	Cost	(Losses)	Basis	Cost	(Losses)	Basis
Current:
Cash equivalents:
Money market funds	$40,296	$—	$40,296	$13,384	$—	$13,384
Total cash equivalents	40,296	—	40,296	13,384	—	13,384
Investments:
Corporate bonds	38,489	(5,181)	33,308	41,954	(136)	41,818
Mortgage backed securities	16,135	(3,139)	12,996	18,089	(440)	17,649
Asset backed securities	13,709	(737)	12,972	29,533	(38)	29,495
U.S. government agency securities	7,369	(302)	7,067	7,383	418	7,801
Emerging markets	2,044	(62)	1,982	—	—	—
Total current investments	77,746	(9,421)	68,325	96,959	(196)	96,763
Restricted cash and investments (1):
Corporate bonds	81,993	(11,296)	70,697	117,700	(17)	117,683
U.S. treasuries	66,479	(9,222)	57,257	67,614	(342)	67,272
Mortgage backed securities	46,138	(6,045)	40,093	64,217	764	64,981
U.S. government agency securities	26,479	(2,156)	24,323	32,898	1,281	34,179
Mutual funds	6,301	—	6,301	6,273	—	6,273
Money market funds	646	—	646	528	—	528
Asset backed securities	9	—	9	107	1	108
Total restricted cash and investments	228,045	(28,719)	199,326	289,337	1,687	291,024
Total investments	$346,087	$(38,140)	$307,947	$399,680	$1,491	$401,171

(1) Included in restricted cash and investments within the consolidated balance sheets as of December 31, 2022 and 2021 is restricted cash of $15.9 million and $9.2 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company's investments at December 31, 2022 and 2021 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	December 31, 2022					December 31, 2021
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$40,296	$—	$—	$—	$40,296	$13,384	$—	$—	$—	$13,384
Investments:
Corporate bonds	33,308	—	33,308	—	—	41,818	—	41,818	—	—
Mortgage backed securities	12,996	—	12,996	—	—	17,649	—	17,649	—	—
Asset backed securities	12,972	—	12,972	—	—	29,495	—	29,495	—	—
U.S. government agency securities	7,067	—	7,067	—	—	7,801	—	7,801	—	—
Emerging markets	1,982	—	1,982	—	—	—	—	—	—	—
Restricted cash and investments:
Corporate bonds	70,697	—	70,697	—	—	117,683	—	117,683	—	—
U.S. treasuries	57,257	—	57,257	—	—	67,272	—	67,272	—	—
Mortgage backed securities	40,093	—	40,093	—	—	64,981	—	64,981	—	—
U.S. government agency securities	24,323	—	24,323	—	—	34,179	—	34,179	—	—
Mutual funds	6,301	6,301	—	—	—	6,273	6,273	—	—	—
Money market funds	646	—	—	—	646	528	—	—	—	528
Asset backed securities	9	—	9	—	—	108	—	108	—	—
Total investments	$307,947	$6,301	$260,704	$—	$40,942	$401,171	$6,273	$380,986	$—	$13,912

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

The following table summarizes the contractual maturities of the Company’s available for sale securities at December 31, 2022 and 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The table also includes money market funds, which are classified as cash and cash equivalents on the Company’s consolidated balance sheets.

	December 31, 2022
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$646	$50,439	$52,920	$—	$104,005
U.S. treasuries	440	3,405	53,412	—	57,257
Money market funds	40,539	—	—	—	40,539
U.S. government agency securities	3,943	24,025	3,422	—	31,390
Asset backed securities	—	9	2,113	10,859	12,981
Emerging markets	—	1,982	—	—	1,982
Total	$45,568	$79,860	$111,867	$10,859	$248,154

	December 31, 2021
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$24,601	$35,570	$99,180	$150	$159,501
U.S. treasuries	953	4,295	62,024	—	67,272
U.S. government agency securities	—	25,171	16,809	—	41,980
Asset backed securities	—	108	2,200	27,295	29,603
Money market funds	13,657	—	—	—	13,657
Total	$39,211	$65,144	$180,213	$27,445	$312,013

The average contractual maturity of mortgage backed securities, which are excluded from the table above, was 24 years and 23 years as of December 31, 2022 and 2021, respectively.

Note 3 - Property, Equipment and Software

Property, equipment and software consists of the following (in thousands):

	December 31,
	2022	2021
Buildings	$16,862	$16,857
Equipment, furniture and fixtures	24,407	14,671
Computer hardware and software	6,408	11,458
Software development costs	28,631	23,332
	76,308	66,318
Less accumulated depreciation and amortization	(31,844)	(31,531)
	44,464	34,787
Land	1,490	1,490
	$45,954	$36,277

We recognized $3.4 million, $3.1 million and $3.4 million in depreciation expense associated with our property and equipment in 2022, 2021 and 2020, respectively. We recognized $2.8 million, $2.2 million, and $1.4 million in amortization of capitalized software development costs in 2022, 2021 and 2020, respectively. We capitalized $5.3 million, $5.0 million and $6.0 million of software development costs in 2022, 2021 and 2020, respectively.

Note 4 - Workers' Compensation Claims

The following table summarizes the aggregate workers' compensation reserve activity (in thousands):

	Years Ended December 31,
	2022	2021	2020
Beginning balance
Workers' compensation claims liabilities	$279,407	$357,746	$438,986
Add: claims expense accrual
Current period	19,146	75,786	147,097
Prior periods	(11,337)	(9,225)	(6,383)
	7,809	66,561	140,714
Less: claim payments related to
Current period	4,450	15,063	22,877
Prior periods	67,581	129,138	198,620
	72,031	144,201	221,497
Change in claims incurred in excess of retention limits	802	(699)	(457)
Ending balance
Workers' compensation claims liabilities	$215,987	$279,407	$357,746
Incurred but not reported (IBNR)	$110,824	$153,838	$210,798

Ratio of IBNR to workers' compensation claims liabilities	51%	55%	59%

Insured program

The Company provides workers’ compensation coverage for client employees primarily through arrangements with fully licensed, third-party insurers (the “insured program”). Under this program, carriers issue policies or afford coverage to the Company’s clients under a program maintained by the Company. Approximately 83% of the Company’s workers’ compensation exposure is covered through the insured program.

The Company entered into a new arrangement for its insured program effective July 1, 2021 whereby third-party insurers assumed all risk of loss for claims incurred from July 1, 2021 to June 30, 2022 (the “2021-2022 Policy”). The 2021-2022 Policy allows for premium adjustments depending on overall policy performance. If claims develop favorably, BBSI can participate in the savings up to $20.0 million for the twelve-month policy period. If claims develop adversely, additional premium may be charged up to $7.5 million for the twelve-month policy period.

Effective July 1, 2022, the Company renewed the arrangement for its insured program, which now continues through June 30, 2023 (the “2022-2023 Policy”). Under the renewed arrangement, the Company can participate in savings up to $22.5 million for the twelve-month policy period. For the 2022-2023 Policy, no additional premium may be charged if claims develop adversely. The 2022-2023 Policy includes a renewal commitment through June 30, 2024.

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

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $188.2 million and $273.6 million at December 31, 2022 and December 31, 2021, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

Self-insured programs

The Company is a self-insured employer with respect to workers' compensation coverage for all employees, including employees of PEO clients that elect to participate in our workers’ compensation program, working in Colorado, Maryland and Oregon. In the state of Washington, state law allows only the Company's staffing services and internal management employees to be covered under the Company's self-insured workers' compensation program. The Company also operates a wholly owned, fully licensed insurance company, Ecole, which provides workers’ compensation coverage to client employees working in Arizona and Utah. Approximately 17% of the Company’s workers’ compensation exposure is covered through self-insurance or Ecole (the “self-insured programs”).

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $54.5 million and $58.4 million at December 31, 2022 and 2021, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At December 31, 2022, the Company provided surety bonds totaling $54.5 million, including a California requirement of $22.3 million.

Claims liabilities

The Company provided a total of $216.0 million and $279.4 million at December 31, 2022 and 2021, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $3.0 million and $2.2 million on December 31, 2022 and 2021, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from insurance carriers of $3.0 million and $2.2 million at December 31, 2022 and 2021, respectively, included in other assets in the consolidated balance sheets.

Note 5 - Revolving Credit Facility and Long-Term Debt

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the "Bank") for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $8.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate ("SOFR") plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.30% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2022 and 2021. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company's workers' compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At December 31, 2022, the Company was in compliance with all covenants.

The Company maintained a mortgage loan with the Bank with a balance of approximately $3.5 million at December 31, 2021. On January 31, 2022, the Company paid the outstanding balance of the mortgage loan.

Note 6 - Benefit Plans

We have a 401(k) Retirement Savings Plan for the benefit of our eligible employees. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. We make matching contributions to the 401(k) plan under a safe harbor provision. The determination of any discretionary Company contributions to the plan is at the sole discretion of our Board of Directors. No discretionary Company contributions were made to the plan for the years ended December 31, 2022, 2021 and 2020. We made matching contributions of $2.1 million, $1.9 million and $1.8 million in 2022, 2021 and 2020, respectively.

The Company allows certain highly compensated employees of the Company to defer compensation under a nonqualified deferred compensation plan. The long-term portion of the deferred compensation plan liability was $5.8 million and $6.3 million at December 31, 2022 and 2021, respectively, and is recorded in customer deposits and other long-term liabilities on the consolidated balance sheets. The current portion of the deferred compensation plan liability was $1.0 million and $0.2 million at December 31, 2022 and 2021, respectively, and is recorded in other accrued liabilities on the consolidated balance sheets. The fair value of the long-term portion of this plan was $6.7 million and $6.3 million at December 31, 2022 and 2021, respectively, and is recorded in noncurrent restricted cash and investments on the consolidated balance sheets. The fair value of the current portion of this plan was $1.0 million and $0.2 million at December 31, 2022 and 2021, respectively, and is recorded in current restricted cash and investments on the consolidated balance sheets.

Note 7 - Leases

The Company primarily leases office buildings under operating leases which are included in Operating lease right-of-use (“ROU”) assets, Current operating lease liabilities, and Long-term operating lease liabilities on the consolidated balance sheets. The Company’s leases have remaining terms of 1 to 7 years.

Information related to the Company's total lease costs was as follows (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Operating lease cost	$7,747	$8,957
Variable lease cost	1,310	689
Short-term lease cost	165	94
Total lease cost	$9,222	$9,740

Information related to the Company's ROU assets and related lease liabilities was as follows (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Cash paid for operating lease liabilities	$7,607	$8,854
Right-of-use assets obtained in exchange for new operating lease obligations	6,591	5,717

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term	3.8 years	3.6 years
Weighted-average discount rate	4.1%	3.6%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2022 (in thousands):

2023	$7,624
2024	5,915
2025	3,747
2026	2,685
2027	1,859
Thereafter	1,027
Total undiscounted future minimum lease payments	22,857
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	1,675
Total operating lease liabilities	$21,182
Current operating lease liabilities	$6,957
Long-term operating lease liabilities	14,225
Total operating lease liabilities	$21,182

The Company has additional operating leases of $1.7 million that have not commenced as of December 31, 2022, and as such, have not been recognized in the Company’s Consolidated Balance Sheets. These operating leases are expected to commence in 2023 with lease terms of 5 years.

Note 8 - Income Taxes

The provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$14,683	$9,527	$2,943
State	5,529	3,408	396
	20,212	12,935	3,339
Deferred:
Federal	(1,096)	143	4,156
State	(1,081)	(496)	1,336
	(2,177)	(353)	5,492
Total provision	$18,035	$12,582	$8,831

Deferred income tax assets and liabilities consist of the following components (in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
Tax effect of unrealized losses (gains), net	$10,565	$(393)
Workers' compensation claims liabilities	7,459	7,870
Deferred compensation	7,347	6,109
Operating lease liability	5,813	5,870
MCC accrual	2,173	167
Other	1,254	1,388
Equity based compensation	743	678
State credit carryforward	54	329
Customer incentives	6	12
Payroll tax deferral	—	749
	35,414	22,779
Less: valuation allowance	—	163
	35,414	22,616
Deferred income tax liabilities:
Tax amortization of goodwill	(9,377)	(10,120)
Tax depreciation in excess of book depreciation	(8,914)	(7,433)
Operating lease right-of-use	(5,316)	(5,527)
Other	(367)	(1,223)
	(23,974)	(24,303)
Net deferred income taxes	$11,440	$(1,687)

The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

	Year Ended December 31,
	2022	2021	2020
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.4	4.5	3.2
Nondeductible expenses and other, net	1.5	0.5	0.7
Adjustment for final positions on filed returns	0.2	0.9	0.6
Federal and state tax credits	(0.5)	(2.1)	(4.9)
Other, net	—	—	0.1
Effective tax rate	27.6%	24.8%	20.7%

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely-than-not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended at both December 31, 2022 and December 31, 2021.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service is examining the Company’s federal tax returns for the years ended December 31, 2017 through 2021. In November 2022, BBSI received notice that the IRS intends to disallow certain wage-based tax credits claimed for the years 2017 through 2020, which could result in estimated total additional taxes of $5.5 million and penalties of $1.7 million. Tax year 2021 remains under audit, however, disallowance of similar wage-based credits would result in additional estimated tax due of $0.2 million. The Company disagrees with the IRS determination to disallow certain wage-based credits taken by the Company and believes that the Company has the technical merits to defend its position. Based on management’s more-likely-than-not assessment that the position is sustainable, no reserve for the aforementioned IRS notices of disallowance of wage-based tax credits or underpayment penalties has been recorded in the financial statements.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for tax years before 2016. As of December 31, 2022, total gross unrecognized tax benefits, excluding interest and penalties, were $0.6 million, which would affect the Company's effective tax rate if recognized in future periods. The Company does not anticipate any material changes to the reserve in the next 12 months. As of December 31, 2021 and 2020, the Company had no material unrecognized tax benefits.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At December 31, 2022, the Company had no state operating loss carryforwards. At December 31, 2022, the Company did not have a federal general business tax credit carryforward or an alternative minimum tax credit carryforward.

Note 9 - Stock Incentive Plans

The Company's 2020 Stock Incentive Plan (the "2020 Plan"), which provides for share-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by stockholders on May 27, 2020. The number of shares of common stock reserved for issuance under the 2020 Plan is 375,000, of which the maximum number of shares for which incentive stock options may be granted is 375,000. The 2020 Plan replaced the Company’s 2015 Stock Incentive Plan (the “2015 Plan”), and no new share-based awards may be granted under the 2015 Plan. The number of shares available for grant at December 31, 2022 was 77,715.

Share-based compensation expense included in selling, general and administrative expenses during the years ended December 31, 2022, 2021 and 2020, was $7.4 million, $5.4 million and $3.4 million, respectively. Related income tax benefits for the years ended December 31, 2022, 2021 and 2020, were $1.2 million, $1.3 million and $0.8 million, respectively.

Stock Options

Outstanding stock options generally vest over either four or eight years and expire ten years after the date of grant.

A summary of the status of the Company’s stock options at December 31, 2022, together with changes during the periods then ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term (Years)	(In Thousands)
Outstanding at December 31, 2021	104,875	$68.91	—	—
Options exercised	(3,750)	17.55	—	—
Outstanding at December 31, 2022	101,125	70.81	4.56	2,272
Exercisable at December 31, 2022	41,125	$54.18	3.58	$1,608

No stock options were granted during the years ended December 31, 2022, 2021 and 2020.

The intrinsic value of stock options exercised for the years ended December 31, 2022, 2021 and 2020 was $0.2 million, $1.7 million, and $4.1 million, respectively. The fair value of stock options vested for the years ended December 31, 2022 and 2020 was $728,000 and $43,000, respectively. No stock options vested during the year ended December 31, 2021. As of December 31, 2022, unrecognized compensation expense related to stock options was $1.9 million with a weighted average remaining amortization period of 3.2 years.

Restricted Stock Units

Restricted stock units generally vest in four equal annual installments beginning one year following the date of grant.

The following table presents restricted stock unit activity:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested at December 31, 2021	196,064	$65.38
Granted	87,216	74.22
Vested	(66,723)	68.01
Cancelled/Forfeited	(5,575)	60.58
Nonvested at December 31, 2022	210,982	$68.33

The total fair value of restricted stock units vested during the years ended December 31, 2022, 2021 and 2020 was $4.5 million, $3.6 million and $3.8 million, respectively. As of December 31, 2022, unrecognized compensation expense related to restricted stock units was $11.0 million with a weighted average remaining amortization period of 2.7 years.

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

The following table presents PSU activity:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested at December 31, 2021	34,333	$69.54
Granted	24,147	60.15
Vested	(3,592)	72.02
Cancelled/Forfeited	(920)	72.02
Nonvested at December 31, 2022	53,968	$65.13

The total fair value of PSUs vested during the years ended December 31, 2022, 2021 and 2020 was $259,000, $276,000, and $743,000, respectively.

Employee Stock Purchase Plan

The Company offers employees the right to purchase shares at a discount from the market price under the Company’s 2019 Employee Stock Purchase Plan. Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 15% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the fair market value at the end of the offering period. As of December 31, 2022, approximately 273,000 shares were reserved for future issuance under the 2019 Employee Stock Purchase Plan.

Note 10 - Stock Repurchase Program

The Company maintains a stock repurchase program approved by the Board of Directors, which authorizes the repurchase of shares from time to time in open market purchases. On February 28, 2022, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning February 28, 2022. The new repurchase program replaces the program approved in August 2019. The Company repurchased 605,937, 237,587 and 144,470 shares at an aggregate purchase price of $47.2 million, $17.3 million, and $8.1 million during 2022, 2021 and 2020, respectively.

In addition, shares of restricted stock units withheld to satisfy tax-withholding obligations from the vesting of restricted stock units were 23,113, 20,308 and 25,922 in 2022, 2021 and 2020, respectively, which are not subject to the current repurchase program. See “Note 5. Revolving Credit Facility and Long-Term Debt” for related restrictions.

Note 11 - Litigation

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

On January 17, 2018 and January 18, 2018, respectively, suits were filed in the California Superior Court for the County of Santa Cruz by Sandra Gill, Robert Seth Gill Jr. and Alyssa Gill, individually and on behalf of the estate of Robert S. Gill, Sr., and by Stephen and Torrey Whitmire, against Hildebrand and Sons Trucking, Daniel Harrington, BBSI, the State of California, Department of Transportation, the State of California, California Highway Patrol, and Statewide Traffic Safety and Signs seeking monetary damages arising out of personal injuries and a fatality suffered after Messrs. Gill and Whitmire were struck by a truck at a California highway mudslide removal operation. Hildebrand was a PEO client of BBSI and operated the truck involved in the accident. The actions allege that the injuries and death were the result of, among other things, the negligent actions of a Hildebrand employee, and the unsafe conditions at the mudslide removal operation. In February 2023, BBSI and the plaintiffs reached an agreement to settle, which will remove BBSI from the suit.

In addition to the matters above, BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation. For the matters discussed above, as well as other cases, management has recorded estimated liabilities totaling $3.5 million in other accrued liabilities in the condensed consolidated balance sheets.

Note 12 - Subsequent Events

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2022.

Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is a process designed by, or under the supervision of, our CEO and our CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP in the United States of America. Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our ICFR based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting has also been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report included below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To the Stockholders and the Board of Directors of
Barrett Business Services, Inc.
Vancouver, Washington

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Barrett Business Services, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 6, 2023, expressed an unqualified opinion on those financial statements.

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

March 6, 2023

Item 9B. OTHER INFORMATION

None.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the captions “Director Compensation for 2022” and “Executive Compensation” in the Proxy Statement.

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

Exhibits

The following exhibits are filed or furnished herewith or incorporated by reference and this list is intended to constitute the exhibit index.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Charter of the Registrant, as amended, through May 31, 2018.	10-Q	0-21886	3.1	8/8/2018

3.2	Bylaws of the Registrant, as amended through May 27, 2020.	10-Q	0-21886	3.1	8/5/2020

4.1	Third Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”), dated as of March 1, 2022.	10-K	0-21886	4.1	3/7/2022

4.2	Amended and Restated Security Agreement: Business Assets, dated as of March 1, 2022, between the Registrant and Wells Fargo.	10-K	0-21886	4.2	3/7/2022

4.3	Amended and Restated Standby Letter of Credit Agreement dated as of June 20, 2018, between the Registrant and Wells Fargo.	10-Q	0-21886	4.4	8/8/2018

4.4	Fourth Amended and Restated Revolving Line of Credit Note dated March 1, 2022 of the Registrant.	10-K	0-21886	4.4	3/7/2022

4.5	Description of the Registrant's Capital Stock.	8-K	0-21886	4.1	6/26/2020

10.1	2009 Stock Incentive Plan of the Registrant (the “2009 Plan”).	10-Q	0-21886	10.2	8/10/2009

10.2	2015 Stock Incentive Plan of the Registrant (the "2015 Plan").	8-K	0-21886	10.1	6/2/2015

10.3	2020 Stock Incentive Plan of the Registrant (the "2020 Plan").	8-K	0-21886	10.1	6/2/2020

10.4	Form of Performance Share Award Agreement for Executive Officers for awards granted beginning in 2018 under the 2015 Plan.	10-Q	0-21886	10.1	8/8/2018

10.5	Form of Performance Share Award Agreement under 2020 Stock Incentive Plan.	10-Q	0-21886	10.1	8/4/2021

10.6	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan.	10-Q	0-21886	10.3	5/10/2010

10.7	Form of Employee Nonqualified Stock Option Award Agreement under the 2009 Plan.	10-Q	0-21886	10.2	5/9/2011

10.8	Form of Non-Employee Director Nonqualified Stock Option Award Agreement under the 2009 Plan.	10-Q	0-21886	10.3	5/9/2011

10.9	Nonqualified Stock Option Award Agreement between the Registrant and Thomas J. Carley dated July 1, 2016.	10-Q	0-21886	10.5	11/9/2016

10.10	Form of Employee Nonqualified Stock Option Award Agreement for grants to Gerald R. Blotz and Gary E. Kramer effective March 28, 2018, under the 2015 Plan.	10-Q	0-21886	10.2	8/8/2018

10.11	Form of Incentive Stock Option Award Agreement relating to February 2, 2015, grants under the 2009 Plan.	10-K	0-21886	10.11	5/26/2016

10.12	Form of Restricted Stock Units Award Agreement for Executive Officers for awards granted beginning in 2018 under the 2015 Plan.	10-Q	0-21886	10.3	8/8/2018

10.13	Form of Restricted Stock Units Award Agreement for Executive Officers under the 2020 Plan.	10-Q	0-21886	10.1	11/4/2020

10.14	Form of Restricted Stock Units Award Agreement for Non-Employee Directors under the 2020 Plan.	10-Q	0-21886	10.2	11/4/2020

10.15	Summary of Compensatory Arrangements for Non-Employee Directors of the Registrant effective January 1, 2022.	10-K	0-21886	10.18	3/7/2022

10.16	Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan.	10-Q	0-21886	10.8	8/9/2017

10.17	First and Second Amendments to the Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan.	10-Q	0-21886	10.1	5/7/2019

10.18	Form of Restricted Stock Units Award Agreement under Nonqualified Deferred Compensation Plan.	10-Q	0-21886	10.1	5/8/2018

10.19	Form of Restricted Stock Units Award Agreement under Nonqualified Deferred Compensation Plan for grants beginning July 1, 2020.	10-Q	0-21886	10.3	11/4/2020

10.20	Employment Agreement between the Registrant and Gary Kramer Jr., dated April 22, 2020.	8-K	0-21886	10.2	4/24/2020

10.21	Employment Agreement between the Registrant and Gerald Blotz, dated April 22, 2020.	8-K	0-21886	10.3	4/24/2020

10.22	Employment Agreement between the Registrant and Anthony Harris, dated April 22, 2020.	8-K	0-21886	10.4	4/24/2020

10.23	Employment Agreement between the Registrant and James Potts, dated August 14, 2020.	10-K	0-21886	10.30	3/8/2021

10.24	Amended Death Benefit Agreement entered into by the Registrant and Gerald L. Blotz effective October 30, 2020.	10-K	0-21886	10.31	3/8/2021

10.25	Death Benefit Agreement entered into by the Registrant and Anthony Harris effective June 30, 2020.	10-Q	0-21886	10.7	8/5/2020

10.26	Amended Death Benefit Agreement entered into by the Registrant and Gary Kramer effective June 30, 2020.	10-Q	0-21886	10.8	8/5/2020

10.27	Death Benefit Agreement entered into by the Registrant and James Potts effective October 30, 2020.	10-K	0-21886	10.34	3/8/2021

10.28	Barrett Business Services, Inc. Amended and Restated Annual Cash Incentive Award Plan.	10-K	0-21886	10.45	3/5/2019

10.29	Form of Indemnification Agreement with each outside director of Barrett Business Services, Inc.	10-Q	0-21886	10.2	8/4/2021

21.	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).					X

32.	Certification pursuant to 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Coverage Page Interactive Data File (embedded within the Inline XBRL document).	X
* Denotes a management contract or a compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: March 6, 2023	By:	/s/ Anthony J. Harris
Anthony J. Harris Executive Vice President and Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 6th day of March, 2023.

Principal Executive Officer and Director:

/s/ Gary E. Kramer	President and Chief Executive Officer and Director
Gary E. Kramer

Principal Financial and Accounting Officer:

/s/ Anthony J. Harris	Executive Vice President and Chief Financial Officer and Treasurer
Anthony J. Harris

Majority of Directors:

/s/ Thomas J. Carley	Director
Thomas J. Carley

/s/ Joseph S. Clabby	Director
Joseph S. Clabby

/s/ Thomas B. Cusick	Director
Thomas B. Cusick

/s/ Jon L. Justesen	Director
Jon L. Justesen

/s/ Anthony Meeker	Chairman of the Board and Director
Anthony Meeker

/s/ Carla A. Moradi	Director
Carla A. Moradi

/s/ Alexandra Morehouse	Director
Alexandra Morehouse

/s/ Vincent P. Price	Director
Vincent P. Price