Form 10-Q
period 2023-03-31
BARRETT BUSINESS SERVICES INC
filed 2023-05-04
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of April 19, 2023, 6,806,397 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$52,635	$91,423
Investments	80,088	68,325
Trade accounts receivable, net	188,013	163,838
Prepaid expenses and other	20,605	19,787
Restricted cash and investments	108,165	110,989
Total current assets	449,506	454,362
Property, equipment and software, net	47,272	45,954
Operating lease right-of-use assets	19,273	19,804
Restricted cash and investments	99,117	104,277
Goodwill	47,820	47,820
Other assets	3,358	3,281
Deferred income taxes	10,044	11,440
Total assets	$676,390	$686,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,384	$8,264
Accrued payroll, payroll taxes and related benefits	235,922	222,331
Income taxes payable	722	610
Current operating lease liabilities	7,029	6,957
Other accrued liabilities	29,314	31,603
Workers' compensation claims liabilities	58,233	62,917
Safety incentives liability	1,784	2,049
Total current liabilities	338,388	334,731
Long-term workers' compensation claims liabilities	143,408	153,070
Long-term operating lease liabilities	13,559	14,225
Customer deposits and other long-term liabilities	7,557	7,070
Total liabilities	502,912	509,096
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 6,800 and 6,871 shares issued and outstanding	68	69
Additional paid-in capital	33,559	32,744
Accumulated other comprehensive expense	(23,942)	(27,594)
Retained earnings	163,793	172,623
Total stockholders' equity	173,478	177,842
Total liabilities and stockholders' equity	$676,390	$686,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Professional employer services	$232,307	$217,433
Staffing services	22,360	28,942
Total revenues	254,667	246,375
Cost of revenues:
Direct payroll costs	16,871	21,921
Payroll taxes and benefits	144,582	135,865
Workers' compensation	51,670	48,236
Total cost of revenues	213,123	206,022
Gross margin	41,544	40,353
Selling, general and administrative expenses	41,226	40,165
Depreciation and amortization	1,677	1,508
Loss from operations	(1,359)	(1,320)
Other income (expense):
Investment income, net	2,315	1,638
Interest expense	(38)	(34)
Other, net	36	32
Other income, net	2,313	1,636
Income before income taxes	954	316
Provision for income taxes	135	28
Net income	$819	$288
Basic income per common share	$0.12	$0.04
Weighted average number of basic common shares outstanding	6,866	7,406
Diluted income per common share	$0.12	$0.04
Weighted average number of diluted common shares outstanding	6,985	7,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$819	$288
Unrealized income (losses) on investments, net of tax of $1,397 and ($5,487) in 2023 and 2022, respectively	3,652	(14,358)
Comprehensive income (loss)	$4,471	$(14,070)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2023

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2022	6,871	$69	$32,744	$(27,594)	$172,623	$177,842
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	31	-	339	-	-	339
Common stock repurchased on vesting of restricted stock units and performance awards	(11)	-	(1,005)	-	-	(1,005)
Share-based compensation expense	-	-	1,928	-	-	1,928
Company repurchases of common stock	(91)	(1)	(447)	-	(7,582)	(8,030)
Cash dividends on common stock ($0.30 per share)	-	-	-	-	(2,067)	(2,067)
Unrealized income on investments, net of tax	-	-	-	3,652	-	3,652
Net income	-	-	-	-	819	819
Balance, March 31, 2023	6,800	$68	$33,559	$(23,942)	$163,793	$173,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2022

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance, December 31, 2021	7,415	$74	$29,054	$1,079	$178,323	$208,530
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	18	-	411	-	-	411
Common stock repurchased on vesting of restricted stock units and performance awards	(4)	-	(185)	-	-	(185)
Share-based compensation expense	-	-	1,830	-	-	1,830
Company repurchases of common stock	(115)	(1)	(484)	-	(8,090)	(8,575)
Cash dividends on common stock ($0.30 per share)	-	-	-	-	(2,229)	(2,229)
Unrealized loss on investments, net of tax	-	-	-	(14,358)	-	(14,358)
Net income	-	-	-	-	288	288
Balance, March 31, 2022	7,314	$73	$30,626	$(13,279)	$168,292	$185,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$819	$288
Reconciliations of net income to net cash used in operating activities:
Depreciation and amortization	1,677	1,508
Non-cash lease expense	1,756	1,798
Investment amortization and losses recognized	237	336
Deferred Income taxes	-	25
Share-based compensation	1,928	1,830
Changes in certain operating assets and liabilities:
Trade accounts receivable	(24,175)	(100,589)
Income taxes	112	223
Prepaid expenses and other	(818)	(1,633)
Accounts payable	(2,880)	(153)
Accrued payroll, payroll taxes and related benefits	13,944	85,897
Other accrued liabilities	(2,372)	50
Workers' compensation claims liabilities	(14,412)	(16,894)
Safety incentives liability	(265)	(1,038)
Operating lease liabilities	(1,819)	(1,725)
Other assets and liabilities, net	(247)	(132)
Net cash used in operating activities	(26,515)	(30,209)
Cash flows from investing activities:
Purchase of property, equipment and software	(2,995)	(6,754)
Proceeds from sales and maturities of investments	233	10,796
Purchase of restricted investments	(1,725)	(2,272)
Proceeds from sales and maturities of restricted investments	2,446	18,735
Net cash (used in) provided by investing activities	(2,041)	20,505
Cash flows from financing activities:
Payments on long-term debt	-	(3,510)
Repurchases of common stock	(8,030)	(8,575)
Common stock repurchased on vesting of stock awards	(1,005)	(185)
Dividends paid	(2,067)	(2,229)
Proceeds from exercise of stock options	339	411
Net cash used in financing activities	(10,763)	(14,088)
Net decrease in cash, cash equivalents and restricted cash	(39,319)	(23,792)
Cash, cash equivalents and restricted cash, beginning of period	107,378	78,629
Cash, cash equivalents and restricted cash, end of period	$68,059	$54,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The accompanying condensed financial statements are prepared on a consolidated basis. All intercompany account balances and transactions have been eliminated in consolidation. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K at pages 31 - 58. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes, workers’ compensation costs and employee benefits costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and employee benefit costs, which primarily comprises health insurance premiums paid to third-party insurers and direct support payroll. Workers’ compensation costs consist primarily of premiums paid to third-party insurers, claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, risk manager payroll, as well as costs associated with operating our two wholly owned insurance companies, Associated Insurance Company for Excess (“AICE”) and Ecole Insurance Company (“Ecole”).

Cash and cash equivalents

We consider non-restricted short-term investments that are highly liquid, readily convertible into cash, with maturities at acquisition of less than three months to be cash equivalents for purposes of the condensed consolidated statements of cash flows and condensed consolidated balance sheets. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. The Company has not experienced any losses related to its cash concentration.

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $885,000 and $893,000 at March 31, 2023 and December 31, 2022, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Safety incentives

We accrue for and present expected safety incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator. In July 2020, the Company began limiting its safety incentive offering in certain markets. The Company provided $1.8 million and $2.0 million at March 31, 2023 and December 31, 2022, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid during the three months ended March 31, 2023 and 2022 did not materially differ from interest expense. Income taxes paid by the Company during the three months ended March 31, 2023 and 2022 totaled $0.01 million and $0.04 million, respectively.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2023	2022	2022	2021
Cash and cash equivalents	$52,635	$91,423	$46,074	$69,405
Restricted cash, included in restricted cash and investments	15,424	15,955	8,763	9,224
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$68,059	$107,378	$54,837	$78,629

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

	Three Months Ended
	March 31,
	2023	2022
Weighted average number of basic shares outstanding	6,866	7,406
Effect of dilutive securities	119	68
Weighted average number of diluted shares outstanding	6,985	7,474

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

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at March 31, 2023 and December 31, 2022 measured at fair value on a recurring basis (in thousands):

	March 31, 2023			December 31, 2022

		Gross			Gross
		Unrealized	Recorded		Unrealized	Recorded
	Cost	Losses	Basis	Cost	Losses	Basis
Current:
Cash equivalents:
Money market funds	$26,823	$-	$26,823	$40,296	$-	$40,296
Total cash equivalents	26,823	-	26,823	40,296	-	40,296
Investments:
Corporate bonds	38,447	(4,644)	33,803	38,489	(5,181)	33,308
Asset backed securities	13,696	(581)	13,115	13,709	(737)	12,972
Mortgage backed securities	15,903	(2,972)	12,931	16,135	(3,139)	12,996
U.S. treasuries	12,439	(1,310)	11,129	-	-	-
U.S. government agency securities	7,366	(240)	7,126	7,369	(302)	7,067
Emerging markets	2,034	(50)	1,984	2,044	(62)	1,982
Total current investments	89,885	(9,797)	80,088	77,746	(9,421)	68,325
Restricted cash and investments (1):
Corporate bonds	81,833	(9,834)	71,999	81,993	(11,296)	70,697
U.S. treasuries	56,950	(6,441)	50,509	66,479	(9,222)	57,257
Mortgage backed securities	44,878	(5,394)	39,484	46,138	(6,045)	40,093
U.S. government agency securities	26,450	(1,625)	24,825	26,479	(2,156)	24,323
Mutual funds	7,509	-	7,509	6,301	-	6,301
Money market funds	150	-	150	646	-	646
Asset backed securities	-	-	-	9	-	9
Total restricted cash and investments	217,770	(23,294)	194,476	228,045	(28,719)	199,326
Total investments	$334,478	$(33,091)	$301,387	$346,087	$(38,140)	$307,947

(1) Included in restricted cash and investments within the condensed consolidated balance sheets is restricted cash of $12.8 million and $15.9 million as of March 31, 2023 and December 31, 2022, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at March 31, 2023 and December 31, 2022 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	March 31, 2023					December 31, 2022
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$26,823	$-	$-	$-	$26,823	$40,296	$-	$-	$-	$40,296
Investments:
Corporate bonds	33,803	-	33,803	-	-	33,308	-	33,308	-	-
Asset backed securities	13,115	-	13,115	-	-	12,972	-	12,972	-	-
Mortgage backed securities	12,931	-	12,931	-	-	12,996	-	12,996	-	-
U.S. treasuries	11,129	-	11,129	-	-	-	-	-	-	-
U.S. government agency securities	7,126	-	7,126	-	-	7,067	-	7,067	-	-
Emerging markets	1,984	-	1,984	-	-	1,982	-	1,982	-	-
Restricted cash and investments:
Corporate bonds	71,999	-	71,999	-	-	70,697	-	70,697	-	-
U.S. treasuries	50,509	-	50,509	-	-	57,257	-	57,257	-	-
Mortgage backed securities	39,484	-	39,484	-	-	40,093	-	40,093	-	-
U.S. government agency securities	24,825	-	24,825	-	-	24,323	-	24,323	-	-
Mutual funds	7,509	7,509	-	-	-	6,301	6,301	-	-	-
Money market funds	150	-	-	-	150	646	-	-	-	646
Asset backed securities	-	-	-	-	-	9	-	9	-	-
Total investments	$301,387	$7,509	$266,905	$-	$26,973	$307,947	$6,301	$260,704	$-	$40,942

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at March 31, 2023 and December 31, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The table also includes money market funds, which are classified as cash and cash equivalents on the Company’s consolidated balance sheets.

	March 31, 2023
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$2,536	$53,788	$49,300	$178	$105,802
U.S. treasuries	3,532	16,627	41,479	-	61,638
U.S. government agency securities	3,986	24,436	3,529	-	31,951
Money market funds	26,973	-	-	-	26,973
Asset backed securities	-	-	11,821	1,294	13,115
Emerging markets	1,984	-	-	-	1,984
Total	$39,011	$94,851	$106,129	$1,472	$241,463

	December 31, 2022
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$646	$50,439	$52,920	$-	$104,005
U.S. treasuries	440	3,405	53,412	-	57,257
Money market funds	40,539	-	-	-	40,539
U.S. government agency securities	3,943	24,025	3,422	-	31,390
Asset backed securities	-	9	2,113	10,859	12,981
Emerging markets	-	1,982	-	-	1,982
Total	$45,568	$79,860	$111,867	$10,859	$248,154

The average contractual maturity of mortgage backed securities, which are excluded from the table above, was 23 years as of March 31, 2023 and December 31, 2022.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Beginning balance
Workers' compensation claims liabilities	$215,987	$279,407
Add: claims expense accrual
Current period	4,362	4,284
Prior periods	(1,114)	(2,919)
	3,248	1,365
Less: claim payments related to
Current period	180	225
Prior periods	17,480	18,034
	17,660	18,259

Change in claims incurred in excess of retention limits	66	133

Ending balance
Workers' compensation claims liabilities	$201,641	$262,646
Incurred but not reported (IBNR)	$103,804	$138,604

Ratio of IBNR to workers' compensation claims liabilities	51%	53%

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

The following is a summary of the risk retained by the Company under its insured program after considering the effects of the loss portfolio transfers and current insurance arrangements:

Year	Claims risk retained
2014	No
2015	No
2016	No
2017	No
2018 (1)	No
2019 (1)	Yes
2020	Yes
2021 - Through June 30	Yes
2021 - July 1 and after	No
2022	No
2023	No

(1) LPT 2 excluded approximately 10% of claims from 2018 and included an approximately offsetting amount of claims from 2019.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $178.8 million and $188.2 million at March 31, 2023 and December 31, 2022, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $53.9 million and $54.5 million at March 31, 2023 and December 31, 2022, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At March 31, 2023, the Company provided surety bonds totaling $53.9 million, including a California requirement of $22.3 million.

Claims liabilities

The Company provided a total of $201.6 million and $216.0 million at March 31, 2023 and December 31, 2022, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $3.0 million at March 31, 2023 and December 31, 2022, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from insurance carriers of $3.0 million and $3.0 million at March 31, 2023 and December 31, 2022, respectively, included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the ”Bank”) for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $8.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.30% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2023 and December 31, 2022. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At March 31, 2023, the Company was in compliance with all covenants.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more likely than not” standard. As part of this evaluation, management reviews all evidence, both positive and negative, to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended March 31, 2023.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service (the "IRS") is examining the Company’s federal tax returns for the years ended December 31, 2017 through 2021. In November 2022, BBSI received notice that the IRS intends to disallow certain wage-based tax credits claimed for the years 2017 through 2020, which could result in estimated total additional taxes of $5.5 million and penalties of $1.7 million. Tax year 2021 remains under audit; disallowance of similar wage-based credits would result in additional estimated tax due of $0.2 million. The Company disagrees with the IRS determination to disallow certain wage-based credits taken by the Company and believes that the Company has the technical merits to defend its position. Based on management’s more-likely-than-not assessment that the position is sustainable, no reserve for the aforementioned IRS notices of disallowance of wage-based tax credits or underpayment penalties has been recorded in the financial statements.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for tax years before 2016. As of March 31, 2023 and December 31, 2022, total gross unrecognized tax benefits, excluding interest and penalties, of $0.6 million would affect the Company's effective tax rate if recognized in future periods. The Company does not anticipate any material changes to the reserve in the next 12 months.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At March 31, 2023, the Company had no state operating loss carryforwards. At March 31, 2023, the Company did not have a federal general business tax credit carryforward or an alternative minimum tax credit carryforward.

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

On January 17, 2018 and January 18, 2018, respectively, suits were filed in the California Superior Court for the County of Santa Cruz by Sandra Gill, Robert Seth Gill Jr. and Alyssa Gill, individually and on behalf of the estate of Robert S. Gill, Sr., and by Stephen and Torrey Whitmire, against Hildebrand and Sons Trucking, Daniel Harrington, BBSI, the State of California, Department of Transportation, the State of California, California Highway Patrol, and Statewide Traffic Safety and Signs seeking monetary damages arising out of personal injuries and a fatality suffered after Messrs. Gill and Whitmire were struck by a truck at a California highway mudslide removal operation. Hildebrand was a PEO client of BBSI and operated the truck involved in the accident. The actions allege that the injuries and death were the result of, among other things, the negligent actions of a Hildebrand employee, and the unsafe conditions at the mudslide removal operation. In February 2023, BBSI and the plaintiffs reached an agreement to settle, which removed BBSI from the suit.

On April 5, 2011, several individual plaintiffs filed a wage and hour class action in the California Superior Court, County of Fresno, naming as defendants their employer, a Merry Maids franchisee; BBSI, which was providing PEO services to the franchisee; and various parties related to the franchisor. Plaintiffs claimed, among other things, that BBSI and the franchisor were their joint employer with franchisee and therefore jointly responsible for the alleged wage and hour violations. The case was subsequently removed to the United States District Court for the Eastern District of California, and on January 18, 2019, the District Court certified a class of former non-exempt employees who resided in California and worked for the franchisee in certain positions during the period from April 6, 2007 through January 19, 2019. On November 30, 2020, the District Court granted BBSI’s motion for summary judgment to be removed from the case. Thereafter the plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit, and on June 2, 2022, the Court of Appeals reversed the order granting summary judgment to BBSI. The court held that there is a triable issue of fact concerning whether or not BBSI was a joint-employer under applicable California law. BBSI intends to vigorously defend the claim, including continuing to assert its defense on the ground that it was not a joint-employer of plaintiffs. Given the uncertainties surrounding this litigation, management is unable to estimate a potential range of loss.

In addition to the matters above, BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation. For the matters discussed above, as well as other cases, management has recorded estimated liabilities totaling $2.7 million in other accrued liabilities in the condensed consolidated balance sheets.

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

Business Organization We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by senior level business generalists and include senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety, recruiting, employee benefits, and various types of administration, including payroll. These teams are responsible for growth and profitability of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. We support clients with a local presence in 68 markets throughout the United States.

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

In addition to serving as a resource and guide, BBSI can provide workers’ compensation coverage as a means of meeting statutory requirements and protecting our clients from employment-related injury claims. Through our third-party administrators, we provide claims management services for our clients. We work to manage and reduce job injury claims, identify fraudulent claims and structure optimal work programs, including modified duty. In 2023, BBSI began offering employee benefits to our clients. The employee benefit programs are designed to provide strategic value to our clients through access to best-in-class plans and service. Benefit plans available to clients include medical, dental and vision plans, flexible spending accounts and health savings accounts, life insurance and voluntary accident coverage, and critical illness and disability coverage.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended
	March 31,
	2023		2022
Revenues:
Professional employer services	$232,307	91.2%	$217,433	88.3%
Staffing services	22,360	8.8	28,942	11.7
Total revenues	254,667	100.0	246,375	100.0
Cost of revenues:
Direct payroll costs	16,871	6.6	21,921	8.9
Payroll taxes and benefits	144,582	56.8	135,865	55.1
Workers’ compensation	51,670	20.3	48,236	19.6
Total cost of revenues	213,123	83.7	206,022	83.6
Gross margin	41,544	16.3	40,353	16.4
Selling, general and administrative expenses	41,226	16.2	40,165	16.3
Depreciation and amortization	1,677	0.7	1,508	0.6
Loss from operations	(1,359)	(0.6)	(1,320)	(0.5)
Other income, net	2,313	0.9	1,636	0.7
Income before income taxes	954	0.3	316	0.1
Provision for income taxes	135	0.1	28	0.0
Net income	$819	0.2%	$288	0.1%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three months ended March 31, 2023 and 2022.

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2023	2022
Gross billings	$1,789,218	$1,707,175
PEO and staffing wages	$1,551,352	$1,482,201

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)
	Percentage of Gross Billings
	Three Months Ended
	March 31,
	2023	2022
PEO and staffing wages	86.7%	86.8%
Payroll taxes and benefits	8.1%	8.0%
Workers' compensation	2.9%	2.8%
Gross margin	2.3%	2.4%

The presentation of revenue on a net basis and the relative contributions of staffing and PEO services revenue can create volatility in our gross margin as a percentage of revenue. Generally, a relative increase in PEO services revenue will result in a higher gross margin as a percentage of revenue. Improvement in gross margin percentage occurs because incremental client services revenue dollars are reported as revenue net of all related direct payroll and safety incentive costs.

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

	(Unaudited)
	Three Months Ended
	March 31,
	2023	% Change	2022	% Change
Average WSEs	119,313	2.7%	116,197	9.3%
Ending WSEs	121,363	2.9%	117,924	8.8%

Three Months Ended March 31, 2023 and 2022

Net income for the first quarter of 2023 amounted to $0.8 million compared to net income of $0.3 million for the first quarter of 2022. Diluted net income per share for the first quarter of 2023 was $0.12 compared to diluted net income per share of $0.04 for the first quarter of 2022.

Revenue for the first quarter of 2023 totaled $254.7 million, an increase of $8.3 million or 3.4% over the first quarter of 2022, which reflects an increase in the Company’s PEO service revenue of $14.9 million or 6.8% and a decrease in staffing services revenue of $6.6 million or 22.8%.

The increase in PEO services revenues was primarily attributable to an increase in the average number of WSEs as well as an increase in average billing per WSE. The decrease in staffing services revenue was due primarily to lower demand for temporary workers caused by inclement weather and continued tight labor market conditions.

Gross margin for the first quarter of 2023 totaled $41.5 million or 16.3% of revenue compared to $40.4 million or 16.4% of revenue for the first quarter of 2022. The separate components of gross margin are discussed below.

Direct payroll costs for the first quarter of 2023 totaled $16.9 million or 6.6% of revenue compared to $21.9 million or 8.9% of revenue for the first quarter of 2022. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the first quarter of 2022.

Payroll taxes and benefits for the first quarter of 2023 totaled $144.6 million or 56.8% of revenue compared to $135.9 million or 55.1% of revenue for the first quarter of 2022. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to higher average payroll tax rates in the first quarter of 2023 and PEO client benefit costs of $1.4 million related to the availability of employee benefits to our PEO clients beginning in 2023.

Workers’ compensation expense for the first quarter of 2023 totaled $51.7 million or 20.3% of revenue compared to $48.2 million or 19.6% of revenue for the first quarter of 2022. The increase in workers’ compensation expense as a percentage of revenue was primarily due to favorable adjustments of only $1.1 million related to prior period claims in the first quarter of 2023, compared to favorable adjustments of $2.9 million related to prior period claims in the first quarter of 2022.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2023 totaled $41.2 million or 16.2% of revenue compared to $40.2 million or 16.3% of revenue for the first quarter of 2022. The increase of $1.0 million in SG&A expense was primarily attributable to increased employee-related costs.

Other income, net for the first quarter of 2023 totaled $2.3 million compared to other income of $1.6 million for the first quarter of 2022. The increase was primarily attributable to an increase in investment income in the first quarter of 2023.

Our effective income tax rate for the first quarter of 2023 was 14.2% compared to 8.9% for the first quarter of 2022. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $68.1 million, which includes cash, cash equivalents, and restricted cash, decreased $39.3 million for the three months ended March 31, 2023, compared to a decrease of $23.8 million for the comparable period of 2022. The decrease in cash at March 31, 2023 as compared to December 31, 2022 was primarily due to increased trade accounts receivable, decreased workers’ compensation claims liabilities and repurchases of common stock, partially offset by increased accrued payroll, payroll taxes and related benefits.

Net cash used in operating activities for the three months ended March 31, 2023 amounted to $26.5 million, compared to cash used of $30.2 million for the comparable period of 2022. For the three months ended March 31, 2023, net cash used in operating activities was primarily due to increased trade accounts receivable of $24.2 million and decreased workers’ compensation claims liabilities of $14.4 million, partially offset by increased accrued payroll, payroll taxes and related benefits of $13.9 million.

Net cash used in investing activities for the three months ended March 31, 2023 totaled $2.0 million, compared to cash provided of $20.5 million for the comparable period of 2022. For the three months ended March 31, 2023, net cash used in investing activities consisted primarily of purchase of property, equipment and software of $3.0 million and purchase of restricted investments of $1.7 million, partially offset by proceeds from sales and maturities of investments and restricted investments of $2.7 million.

Net cash used in financing activities for the three months ended March 31, 2023 was $10.8 million, compared to cash used of $14.1 million for the comparable period of 2022. For the three months ended March 31, 2023, net cash used in financing activities primarily consisted of repurchases of common stock of $8.0 million and dividend payments of $2.1 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $178.8 million and $188.2 million at March 31, 2023 and December 31, 2022, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

See “Note 4 – Revolving Credit Facility and Long-Term Debt” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for additional information regarding the Company’s credit agreement with Wells Fargo Bank, N.A.

Forward-Looking Information

Statements in this report include forward-looking statements which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the lingering effects of the COVID-19 pandemic on our business operations, the competitiveness of our service offerings, the availability of certain fully insured medical and other health and welfare benefits to qualifying worksite employees, our ability to attract and retain clients and to achieve revenue growth, the effect of changes in our mix of services on gross margin, the effect of tight labor market conditions, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, expected levels of required surety deposits and letters of credit, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our insured program, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, litigation costs, the effect of changes in the interest rate environment on the value of our investment securities, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions.

All our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include: our ability to retain current clients and attract new clients; the effects of governmental orders; laws or regulations imposing requirements related to the COVID-19 pandemic; difficulties associated with integrating clients into our operations; economic trends in our service areas; the potential for material deviations from expected future workers’ compensation claims experience; changes in the workers’ compensation regulatory environment in our primary markets; security breaches or failures in the Company’s information technology systems; collectability of accounts receivable; changes in effective payroll tax rates and federal and state income tax rates; the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results); the effects of inflation on our operating expenses and those of our clients; the impact of and potential changes to the Patient Protection and Affordable Care Act; escalating medical costs; and other health care legislative initiatives on our business; the effect of conditions in the global capital markets on our investment portfolio; and the availability of capital; borrowing capacity on our revolving credit facility; or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our insured program. Additional risk factors affecting our business are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 6, 2023. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit. As of March 31, 2023, the Company’s investments consisted principally of approximately $105.8 million in corporate bonds, $61.6 million in U.S. treasuries, $52.4 million in mortgage backed securities, $32.0 million in U.S. government agency securities, $27.0 million in money market funds, $13.1 million in asset backed securities, $7.5 million in mutual funds and $2.0 million in emerging markets securities. Based on the Company’s overall interest exposure at March 31, 2023, a 50 basis point increase in market interest rates would have a $5.8 million downward effect on the fair value of the Company’s investment portfolio. At March 31, 2023, the Company had no outstanding borrowings on its line of credit.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Other than the information below, there have been no material changes in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 6, 2023.

If we are determined not to be an “employer” under certain laws and regulations, our clients may stop using our services, and we may be subject to additional liabilities.

We are the administrative employer in our co-employment relationships under the various laws and regulations of the IRS and the U.S. Department of Labor. If we are determined not to be the administrative employer under such laws and regulations and are therefore unable to assume our clients’ obligations for employment and other taxes, our clients may be held jointly and severally liable for payment of such taxes. Some clients or prospective clients may view such potential liability as an unacceptable risk, discouraging current clients from continuing a relationship with us or prospective clients from entering into a new relationship with us. Any determination that we are not the administrative employer for purposes of ERISA could also adversely affect our ability to offer health care benefits to our PEO clients by subjecting us to additional state and federal laws and regulations, and could materially adversely affect our business, financial condition, and results of operations.

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

Additionally, we began offering employee health and welfare benefits to our PEO clients beginning in 2023. We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to or repeal of the Acts or changed interpretations of our obligations under the Acts. If new healthcare legislation or future changes to the Acts were to increase the cost of providing health care benefits, or to limit our ability to offer health care benefits to our PEO clients, our business, operating results, and financial condition could be materially adversely affected.

Failure to comply with applicable data security regulations related to our health care offering could adversely affect our business.

As BBSI began offering health benefits to our PEO clients in 2023, we have access to protected health information (PHI) of our client employees. Compliance with federal regulations such as HIPAA and the HITECH Act is required for handling this PHI. HIPAA imposes limitations on the use and disclosure of PHI, and sets requirements for health data privacy, security, and breach notification. Non-compliance with HIPAA can lead to penalties and fines. Failure to appropriately comply with data security regulations could materially adversely impact our business, reputation, operating results, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended March 31, 2023.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (1)
January	—	$—	—	$27,832,833
February	—	—	—	27,832,833
March	90,553	88.67	90,553	19,803,564
Total	90,553		90,553

(1) On February 28, 2022, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning February 28, 2022. As of March 31, 2023, the Company had repurchased 696,490 shares at an aggregate purchase price of $55.2 million.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: May 3, 2023	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer