Form 10-Q
period 2023-06-30
BARRETT BUSINESS SERVICES INC
filed 2023-08-03
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of July 19, 2023, 6,729,644 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$48,347	$91,423
Investments	84,658	68,325
Trade accounts receivable, net	198,055	163,838
Prepaid expenses and other	17,625	19,787
Restricted cash and investments	68,970	110,989
Total current assets	417,655	454,362
Property, equipment and software, net	48,354	45,954
Operating lease right-of-use assets	19,818	19,804
Restricted cash and investments	123,443	104,277
Goodwill	47,820	47,820
Other assets	3,995	3,281
Deferred income taxes	10,819	11,440
Total assets	$671,904	$686,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,701	$8,264
Accrued payroll, payroll taxes and related benefits	238,388	222,331
Income taxes payable	4,491	610
Current operating lease liabilities	6,882	6,957
Other accrued liabilities	22,785	31,603
Workers' compensation claims liabilities	55,941	62,917
Safety incentives liability	1,630	2,049
Total current liabilities	335,818	334,731
Long-term workers' compensation claims liabilities	135,881	153,070
Long-term operating lease liabilities	14,236	14,225
Customer deposits and other long-term liabilities	8,000	7,070
Total liabilities	493,935	509,096
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 6,686 and 6,871 shares issued and outstanding	67	69
Additional paid-in capital	34,576	32,744
Accumulated other comprehensive loss	(25,970)	(27,594)
Retained earnings	169,296	172,623
Total stockholders' equity	177,969	177,842
Total liabilities and stockholders' equity	$671,904	$686,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Professional employer services	$244,256	$232,174	$476,563	$449,607
Staffing services	20,374	30,005	42,734	58,947
Total revenues	264,630	262,179	519,297	508,554
Cost of revenues:
Direct payroll costs	15,110	22,458	31,981	44,379
Payroll taxes and benefits	134,109	126,353	278,691	262,218
Workers' compensation	48,365	46,483	100,035	94,719
Total cost of revenues	197,584	195,294	410,707	401,316
Gross margin	67,046	66,885	108,590	107,238
Selling, general and administrative expenses	43,808	42,272	85,034	82,437
Depreciation and amortization	1,729	1,523	3,406	3,031
Income from operations	21,509	23,090	20,150	21,770
Other income (expense):
Investment income, net	2,129	1,568	4,444	3,206
Interest expense	-	(33)	(38)	(67)
Other, net	19	19	55	51
Other income, net	2,148	1,554	4,461	3,190
Income before income taxes	23,657	24,644	24,611	24,960
Provision for income taxes	6,641	6,630	6,776	6,658
Net income	$17,016	$18,014	$17,835	$18,302
Basic income per common share	$2.52	$2.52	$2.62	$2.51
Weighted average number of basic common shares outstanding	6,751	7,162	6,809	7,284
Diluted income per common share	$2.47	$2.48	$2.57	$2.48
Weighted average number of diluted common shares outstanding	6,875	7,257	6,931	7,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In Thousands)

	Three Months Ended
	June 30,
	2023	2022
Net income	$17,016	$18,014
Unrealized losses on investments, net of tax of ($775) and ($3,296) in 2023 and 2022, respectively	(2,028)	(8,624)
Comprehensive income	$14,988	$9,390

	Six Months Ended
	June 30,
	2023	2022
Net income	$17,835	$18,302
Unrealized gains (losses) on investments, net of tax of $620 and ($8,783) in 2023 and 2022, respectively	1,624	(22,982)
Comprehensive income (loss)	$19,459	$(4,680)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2023

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2022	6,871	$69	$32,744	$(27,594)	$172,623	$177,842
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	31	-	339	-	-	339
Common stock repurchased on vesting of restricted stock units and performance awards	(11)	-	(1,005)	-	-	(1,005)
Share-based compensation expense	-	-	1,928	-	-	1,928
Company repurchases of common stock	(91)	(1)	(447)	-	(7,582)	(8,030)
Cash dividends on common stock ($0.30 per share)	-	-	-	-	(2,067)	(2,067)
Unrealized gain on investments, net of tax	-	-	-	3,652	-	3,652
Net income	-	-	-	-	819	819
Balance, March 31, 2023	6,800	$68	$33,559	$(23,942)	$163,793	$173,478
Common stock issued on exercise of options and vesting of restricted stock units	13	-	2	-	-	2
Common stock repurchased on vesting of restricted stock units	(3)	-	(304)	-	-	(304)
Share-based compensation expense	-	-	1,963	-	-	1,963
Company repurchases of common stock	(123)	(1)	(644)	-	(9,500)	(10,145)
Cash dividends on common stock ($0.30 per share)	-	-	-	-	(2,013)	(2,013)
Unrealized loss on investments, net of tax	-	-	-	(2,028)	-	(2,028)
Net income	-	-	-	-	17,016	17,016
Balance, June 30, 2023	6,687	$67	$34,576	$(25,970)	$169,296	$177,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2022

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance, December 31, 2021	7,415	$74	$29,054	$1,079	$178,323	$208,530
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	18	-	411	-	-	411
Common stock repurchased on vesting of restricted stock units and performance awards	(4)	-	(185)	-	-	(185)
Share-based compensation expense	-	-	1,830	-	-	1,830
Company repurchases of common stock	(115)	(1)	(484)	-	(8,090)	(8,575)
Cash dividends on common stock ($0.30 per share)	-	-	-	-	(2,229)	(2,229)
Unrealized loss on investments, net of tax	-	-	-	(14,358)	-	(14,358)
Net income	-	-	-	-	288	288
Balance, March 31, 2022	7,314	$73	$30,626	$(13,279)	$168,292	$185,712
Common stock issued on exercise of options and vesting of restricted stock units	12	-	-	-	-	-
Common stock repurchased on vesting of restricted stock units	(3)	-	(258)	-	-	(258)
Share-based compensation expense	-	-	1,766	-	-	1,766
Company repurchases of common stock	(270)	(2)	(1,193)	-	(18,722)	(19,917)
Cash dividends on common stock ($0.30 per share)	-	-	-	-	(2,195)	(2,195)
Unrealized loss on investments, net of tax	-	-	-	(8,624)	-	(8,624)
Net income	-	-	-	-	18,014	18,014
Balance, June 30, 2022	7,053	$71	$30,941	$(21,903)	$165,389	$174,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$17,835	$18,302
Reconciliations of net income to net cash used in operating activities:
Depreciation and amortization	3,406	3,031
Non-cash lease expense	3,514	3,499
Investment amortization and losses recognized	468	600
Share-based compensation	3,891	3,596
Changes in certain operating assets and liabilities:
Trade accounts receivable	(34,217)	(111,163)
Income taxes	3,881	3,541
Prepaid expenses and other	2,162	(2,752)
Accounts payable	(2,563)	(164)
Accrued payroll, payroll taxes and related benefits	16,507	83,795
Other accrued liabilities	(8,936)	3,080
Workers' compensation claims liabilities	(24,902)	(37,871)
Safety incentives liability	(419)	(1,562)
Operating lease liabilities	(3,592)	(3,280)
Other assets and liabilities, net	(232)	(68)
Net cash used in operating activities	(23,197)	(37,416)
Cash flows from investing activities:
Purchase of property, equipment and software	(5,806)	(8,408)
Purchase of investments	(188)	-
Proceeds from sales and maturities of investments	514	11,363
Purchase of restricted investments	(11,454)	(3,062)
Proceeds from sales and maturities of restricted investments	10,571	39,490
Net cash (used in) provided by investing activities	(6,363)	39,383
Cash flows from financing activities:
Payments on long-term debt	-	(3,510)
Repurchases of common stock	(18,175)	(28,492)
Common stock repurchased on vesting of stock awards	(1,309)	(443)
Dividends paid	(4,080)	(4,424)
Proceeds from exercise of stock options	341	411
Net cash used in financing activities	(23,223)	(36,458)
Net decrease in cash, cash equivalents and restricted cash	(52,783)	(34,491)
Cash, cash equivalents and restricted cash, beginning of period	107,378	78,629
Cash, cash equivalents and restricted cash, end of period	$54,595	$44,138

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $885,000 and $893,000 at June 30, 2023 and December 31, 2022, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Safety incentives

We accrue for and present expected safety incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator. In July 2020, the Company began limiting its safety incentive offering in certain markets. The Company provided $1.6 million and $2.0 million at June 30, 2023 and December 31, 2022, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid during the six months ended June 30, 2023 and 2022 did not materially differ from interest expense. Income taxes paid by the Company during the six months ended June 30, 2023 and 2022 totaled $2.84 million and $3.10 million, respectively.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2023	2022	2022	2021
Cash and cash equivalents	$48,347	$91,423	$34,098	$69,405
Restricted cash, included in restricted cash and investments	6,248	15,955	10,040	9,224
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$54,595	$107,378	$44,138	$78,629

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted average number of basic shares outstanding	6,751	7,162	6,809	7,284
Effect of dilutive securities	124	95	122	81
Weighted average number of diluted shares outstanding	6,875	7,257	6,931	7,365

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

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at June 30, 2023 and December 31, 2022 measured at fair value on a recurring basis (in thousands):

	June 30, 2023			December 31, 2022

		Gross			Gross
		Unrealized	Recorded		Unrealized	Recorded
	Cost	Losses	Basis	Cost	Losses	Basis
Current:
Cash equivalents:
Money market funds	$11,664	$-	$11,664	$40,296	$-	$40,296
Total cash equivalents	11,664	-	11,664	40,296	-	40,296
Investments:
Corporate bonds	38,592	(4,891)	33,701	38,489	(5,181)	33,308
Asset backed securities	13,684	(494)	13,190	13,709	(737)	12,972
Mortgage backed securities	15,622	(3,089)	12,533	16,135	(3,139)	12,996
U.S. government agency securities	12,876	(543)	12,333	7,369	(302)	7,067
U.S. treasuries	12,442	(1,522)	10,920	-	-	-
Emerging markets	2,024	(43)	1,981	2,044	(62)	1,982
Total current investments	95,240	(10,582)	84,658	77,746	(9,421)	68,325
Restricted cash and investments (1):
Corporate bonds	82,628	(10,591)	72,037	81,993	(11,296)	70,697
U.S. treasuries	56,925	(7,398)	49,527	66,479	(9,222)	57,257
Mortgage backed securities	44,462	(5,897)	38,565	46,138	(6,045)	40,093
U.S. government agency securities	18,432	(1,422)	17,010	26,479	(2,156)	24,323
Mutual funds	8,007	-	8,007	6,301	-	6,301
Asset backed securities	798	(6)	792	9	-	9
Money market funds	28	-	28	646	-	646
Total restricted cash and investments	211,280	(25,314)	185,966	228,045	(28,719)	199,326
Total investments	$318,184	$(35,896)	$282,288	$346,087	$(38,140)	$307,947

(1) Included in restricted cash and investments within the condensed consolidated balance sheets is restricted cash of $6.4 million and $15.9 million as of June 30, 2023 and December 31, 2022, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at June 30, 2023 and December 31, 2022 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	June 30, 2023				December 31, 2022
	Total				Total
	Recorded				Recorded
	Basis	Level 1	Level 2	Other (1)	Basis	Level 1	Level 2	Other (1)
Cash equivalents:
Money market funds	$11,664	$-	$-	$11,664	$40,296	$-	$-	$40,296
Investments:
Corporate bonds	33,701	-	33,701	-	33,308	-	33,308	-
Asset backed securities	13,190	-	13,190	-	12,972	-	12,972	-
Mortgage backed securities	12,533	-	12,533	-	12,996	-	12,996	-
U.S. government agency securities	12,333	-	12,333	-	7,067	-	7,067	-
U.S. treasuries	10,920	-	10,920	-	-	-	-	-
Emerging markets	1,981	-	1,981	-	1,982	-	1,982	-
Restricted cash and investments:
Corporate bonds	72,037	-	72,037	-	70,697	-	70,697	-
U.S. treasuries	49,527	-	49,527	-	57,257	-	57,257	-
Mortgage backed securities	38,565	-	38,565	-	40,093	-	40,093	-
U.S. government agency securities	17,010	-	17,010	-	24,323	-	24,323	-
Mutual funds	8,007	8,007	-	-	6,301	6,301	-	-
Asset backed securities	792	-	792	-	9	-	9	-
Money market funds	28	-	-	28	646	-	-	646
Total investments	$282,288	$8,007	$262,589	$11,692	$307,947	$6,301	$260,704	$40,942

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at June 30, 2023 and December 31, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The table also includes money market funds, which are classified as cash and cash equivalents on the Company’s consolidated balance sheets.

	June 30, 2023
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$3,049	$63,667	$38,847	$175	$105,738
U.S. treasuries	3,775	27,007	29,665	-	60,447
U.S. government agency securities	1,539	24,269	3,535	-	29,343
Asset backed securities	-	792	11,921	1,269	13,982
Money market funds	11,692	-	-	-	11,692
Emerging markets	1,981	-	-	-	1,981
Total	$22,036	$115,735	$83,968	$1,444	$223,183

	December 31, 2022
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$646	$50,439	$52,920	$-	$104,005
U.S. treasuries	440	3,405	53,412	-	57,257
Money market funds	40,539	-	-	-	40,539
U.S. government agency securities	3,943	24,025	3,422	-	31,390
Asset backed securities	-	9	2,113	10,859	12,981
Emerging markets	-	1,982	-	-	1,982
Total	$45,568	$79,860	$111,867	$10,859	$248,154

The average contractual maturity of mortgage backed securities, which are excluded from the table above, was 23 years and 24 years as of June 30, 2023 and December 31, 2022, respectively.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning balance
Workers' compensation claims liabilities	$201,641	$262,646	$215,987	$279,407
Add: claims expense accrual
Current period	3,482	4,541	7,844	8,825
Prior periods	(1,580)	(6,458)	(2,694)	(9,377)
	1,902	(1,917)	5,150	(552)
Less: claim payments related to
Current period	585	803	765	1,028
Prior periods	11,807	18,257	29,287	36,291
	12,392	19,060	30,052	37,319

Change in claims incurred in excess of retention limits	671	(159)	737	(26)

Ending balance
Workers' compensation claims liabilities	$191,822	$241,510	$191,822	$241,510
Incurred but not reported (IBNR)	$90,053	$124,320	$90,053	$124,320

Ratio of IBNR to workers' compensation claims liabilities	47%	51%	47%	51%

Insured program

The Company provides workers’ compensation coverage for client employees primarily through arrangements with fully licensed, third-party insurers (the “insured program”). Under this program, carriers issue policies or afford coverage to the Company’s clients under a program maintained by the Company. Approximately 84% of the Company’s workers’ compensation exposure is covered through the insured program.

Effective July 1, 2021, the Company entered into a new arrangement for its insured program, whereby third-party insurers assumed all risk of loss for claims incurred from July 1, 2021 to June 30, 2022 (the “2021-2022 Policy”). The arrangement for the insured program was renewed for claims incurred from July 1, 2022 to June 30, 2023 (the “2022-2023 Policy”) and for claims incurred from July 1, 2023 to June 30, 2024 (the “2023-2024 Policy”).

The 2021-2022 Policy, 2022-2023 Policy, and 2023-2024 Policy allow for premium adjustments depending on overall policy performance. If claims develop favorably, BBSI can participate in savings up to $20.0 million, $22.5 million, and $28.5 million for the 2021-2022 Policy, 2022-2023 Policy, and 2023-2024 Policy, respectively. If claims develop adversely, additional premium may be charged up to $7.5 million under the 2021-2022 Policy. No additional premiums may be charged if claims develop adversely under the 2022-2023 Policy and the 2023-2024 Policy.

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

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $163.4 million and $188.2 million at June 30, 2023 and December 31, 2022, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

Self-insured programs

The Company is a self-insured employer with respect to workers' compensation coverage for all employees, including employees of PEO clients that elect to participate in our workers’ compensation program, working in Colorado, Maryland and Oregon. In the state of Washington, state law allows only the Company's staffing services and internal management employees to be covered under the Company's self-insured workers' compensation program. The Company also operates a wholly owned, fully licensed insurance company, Ecole, which provides workers’ compensation coverage to client employees working in Arizona and Utah. Approximately 16% of the Company’s workers’ compensation exposure is covered through self-insurance or Ecole (the “self-insured programs”).

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $48.1 million and $54.5 million at June 30, 2023 and December 31, 2022, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At June 30, 2023, the Company provided surety bonds totaling $48.1 million, including a California requirement of $17.2 million.

Claims liabilities

The Company provided a total of $191.8 million and $216.0 million at June 30, 2023 and December 31, 2022, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $3.7 million and $3.0 million at June 30, 2023 and December 31, 2022, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from insurance carriers of $3.7 million and $3.0 million at June 30, 2023 and December 31, 2022, respectively, included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

At June 30, 2023, the Company maintained a credit agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the "Bank"). Under the Agreement prior to the Amendment (defined below), the Company maintained a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $8.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.30% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at June 30, 2023 and December 31, 2022. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At June 30, 2023, the Company was in compliance with all covenants.

On July 31, 2023 the Company entered into an amendment (the "Amendment") to the Agreement with the Bank. Under the Amendment, the Company's revolving credit line of $50.0 million was extended from July, 1 2024 to July 1, 2026. The Amendment increased the sublimit for standby letters of credit from $8.0 million to $25.0 million and increased the unused commitment fee from 0.30% per year to 0.35% per year on the average daily unused amount of the revolving credit line.

The Amendment modified certain financial covenants and additional restrictions as follows:

•
the financial covenant relating to minimum tangible net worth [aggregate total of stockholder's equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals] is decreased from $100 million to $50 million at each fiscal quarter end; and
•
the limitation for investments in existing and future subsidiaries or in connection with an acquisition was increased from $10 million to $25 million per acquisition and $25 million in any fiscal year.

Other than as described above, all material terms and conditions of the Agreement are substantially unchanged.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more likely than not” standard. As part of this evaluation, management reviews all evidence, both positive and negative, to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended June 30, 2023.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service (the "IRS") is examining the Company’s federal tax returns for the years ended December 31, 2017 through 2021. BBSI received notice that the IRS intends to disallow certain wage-based tax credits claimed for the years 2017 through 2020, which could result in estimated total additional taxes of $7.4 million and penalties of $1.7 million. Tax year 2021 remains under audit; disallowance of similar wage-based credits would result in additional estimated tax due of $0.6 million. The Company disagrees with the IRS determination to disallow certain wage-based credits taken by the Company and believes that the Company has the technical merits to defend its position. Based on management’s more-likely-than-not assessment that the position is sustainable, no reserve for the aforementioned IRS notices of disallowance of wage-based tax credits or underpayment penalties has been recorded in the financial statements.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for tax years before 2016. As of June 30, 2023 and December 31, 2022, total gross unrecognized tax benefits, excluding interest and penalties, of $0.6 million would affect the Company's effective tax rate if recognized in future periods. The Company does not anticipate any material changes to the reserve in the next 12 months.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At June 30, 2023, the Company had no state operating loss carryforwards. At June 30, 2023, the Company did not have a federal general business tax credit carryforward or an alternative minimum tax credit carryforward.

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

On February 27, 2019, the California Supreme Court granted the petition to review the Court of Appeal’s decision with respect to the prevailing wage issue. A decision from the California Supreme Court was issued March 29, 2021 affirming the Court of Appeal decision and concluding that the recycling sorting work performed by the staffing employees in question was a “public work” and therefore would be subject to prevailing wage requirements. No damages were awarded in the appeals process. The case was remanded to Superior Court for any such determination with respect to both the prevailing wage issue and any additional remedies for the meal break violations. On December 7, 2021 the parties engaged in a mediation effort which resulted in a settlement agreement on December 22, 2021. The settlement has received court approval and is now final.

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

In addition to the matters above, BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation. For the matters discussed above, as well as other cases, management has recorded estimated liabilities totaling $2.0 million in other accrued liabilities in the condensed consolidated balance sheets.

Note 7 – Subsequent Events

Revolving Credit Facility

On July 31, 2023, the Company entered into an amended credit agreement with Wells Fargo Bank, N.A.

For additional information regarding the Company’s borrowing relationship with the Bank, see “Note 4 – Revolving Credit Facility and Long-Term Debt” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

We have evaluated events and transactions occurring after the balance sheet date through our filing date and noted no other events that are subject to recognition or disclosure.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
Revenues:
Professional employer services	$244,256	92.3%	$232,174	88.6%	$476,563	91.8%	$449,607	88.4%
Staffing services	20,374	7.7	30,005	11.4	42,734	8.2	58,947	11.6
Total revenues	264,630	100.0	262,179	100.0	519,297	100.0	508,554	100.0
Cost of revenues:
Direct payroll costs	15,110	5.7	22,458	8.6	31,981	6.2	44,379	8.7
Payroll taxes and benefits	134,109	50.7	126,353	48.2	278,691	53.7	262,218	51.6
Workers’ compensation	48,365	18.3	46,483	17.7	100,035	19.3	94,719	18.6
Total cost of revenues	197,584	74.7	195,294	74.5	410,707	79.2	401,316	78.9
Gross margin	67,046	25.3	66,885	25.5	108,590	20.8	107,238	21.1
Selling, general and administrative expenses	43,808	16.6	42,272	16.1	85,034	16.4	82,437	16.2
Depreciation and amortization	1,729	0.7	1,523	0.6	3,406	0.7	3,031	0.6
Income from operations	21,509	8.0	23,090	8.8	20,150	3.7	21,770	4.3
Other income, net	2,148	0.8	1,554	0.6	4,461	0.9	3,190	0.6
Income before income taxes	23,657	8.8	24,644	9.4	24,611	4.6	24,960	4.9
Provision for income taxes	6,641	2.5	6,630	2.5	6,776	1.3	6,658	1.3
Net income	$17,016	6.3%	$18,014	6.9%	$17,835	3.3%	$18,302	3.6%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three and six months ended June 30, 2023 and 2022.

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Gross billings	$1,911,550	$1,829,225	$3,700,768	$3,536,400
PEO and staffing wages	$1,661,668	$1,588,990	3,213,021	$3,071,196

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
PEO and staffing wages	86.9%	86.9%	86.9%	86.9%
Payroll taxes and benefits	7.0%	6.9%	7.5%	7.4%
Workers' compensation	2.6%	2.5%	2.7%	2.7%
Gross margin	3.5%	3.7%	2.9%	3.0%

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

	(Unaudited)
	Three Months Ended
	June 30,
	2023	% Change	2022	% Change
Average WSEs	124,186	1.6%	122,234	8.8%
Ending WSEs	127,336	2.8%	123,853	8.4%

	(Unaudited)
	Six Months Ended
	June 30,
	2023	% Change	2022	% Change
Average WSEs	121,749	2.1%	119,216	9.1%
Ending WSEs	127,336	2.8%	123,853	8.4%

Three Months Ended June 30, 2023 and 2022

Net income for the second quarter of 2023 amounted to $17.0 million compared to net income of $18.0 million for the second quarter of 2022. Diluted net income per share for the second quarter of 2023 was $2.47 compared to diluted net income per share of $2.48 for the second quarter of 2022.

Revenue for the second quarter of 2023 totaled $264.6 million, an increase of $2.5 million or 0.9% over the second quarter of 2022, which reflects an increase in the Company’s PEO services revenue of $12.1 million or 5.2% and a decrease in staffing services revenue of $9.6 million or 32.1%.

The increase in PEO services revenue was primarily attributable to an increase in the average number of WSEs as well as an increase in average billing per WSE. The decrease in staffing services revenue was primarily due to lower demand for staffing services and continued tight labor market conditions in the second quarter of 2023.

Gross margin for the second quarter of 2023 totaled $67.0 million or 25.3% of revenue compared to $66.9 million or 25.5% of revenue for the second quarter of 2022. The separate components of gross margin are discussed below.

Direct payroll costs for the second quarter of 2023 totaled $15.1 million or 5.7% of revenue compared to $22.5 million or 8.6% of revenue for the second quarter of 2022. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the second quarter of 2022.

Payroll taxes and benefits for the second quarter of 2023 totaled $134.1 million or 50.7% of revenue compared to $126.4 million or 48.2% of revenue for the second quarter of 2022. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to higher average payroll tax rates in the second quarter of 2023 and PEO client benefit costs of $1.8 million in the second quarter of 2023 related to the availability of employee benefits to our PEO clients beginning in 2023.

Workers’ compensation expense for the second quarter of 2023 totaled $48.4 million or 18.3% of revenue compared to $46.5 million or 17.7% of revenue for the second quarter of 2022. The increase in workers’ compensation expense as a percentage of revenue was primarily due to favorable prior year liability and premium adjustments of $6.3 million in the second quarter of 2023, compared to favorable prior year liability and premium adjustments of $8.5 million in the second quarter of 2022.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2023 totaled $43.8 million or 16.6% of revenue compared to $42.3 million or 16.1% of revenue for the second quarter of 2022. The increase as a percentage of revenue was primarily due to the decrease in staffing services within the mix of our customer base. The increase of $1.5 million in SG&A expense was primarily attributable to increased employee-related costs.

Other income, net for the second quarter of 2023 totaled $2.1 million compared to other income, net of $1.6 million for the second quarter of 2022. The increase was primarily attributable to an increase in investment income in the second quarter of 2023.

Our effective income tax rate for the second quarter of 2023 was 28.1% compared to 26.9% for the second quarter of 2022. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

Six Months Ended June 30, 2023 and 2022

Net income for the first six months of 2023 amounted to $17.8 million compared to net income of $18.3 million for the first six months of 2022. Diluted net income per share for the first six months of 2023 was $2.57 compared to diluted net income per share of $2.48 for the first six months of 2022.

Revenue for the first six months of 2023 totaled $519.3 million, an increase of $10.7 million or 2.1% over the first six months of 2022, which reflects an increase in the Company's PEO services revenue of $27.0 million or 6.0% and a decrease in staffing services revenue of $16.2 million or 27.5%.

The increase in PEO services revenue was primarily attributable to an increase in the average number of WSEs as well as an increase in average billing per WSE. The decrease in staffing services revenue was primarily due to lower demand for staffing services and continued tight labor market conditions in the first six months of 2023.

Gross margin for the first six months of 2023 totaled $108.6 million or 20.8% of revenue compared to $107.2 million or 21.1% of revenue for the first six months of 2022. The separate components of gross margin are discussed below.

Direct payroll costs for the first six months of 2023 totaled $32.0 million or 6.2% of revenue compared to $44.4 million or 8.7% of revenue for the first six months of 2022. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the first six months of 2022.

Payroll taxes and benefits for the first six months of 2023 totaled $278.7 million or 53.7% of revenue compared to $262.2 million or 51.6% of revenue for the first six months of 2022. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to higher average payroll tax rates in the first six months of 2023 and PEO client benefit costs of $3.2 million related to the availability of employee benefits to our PEO clients beginning in 2023.

Workers' compensation expense for the first six months of 2023 totaled $100.0 million or 19.3% of revenue compared to $94.7 million or 18.6% of revenue for the first six months of 2022. The increase in workers' compensation expense as a percentage of revenue was primarily due to favorable prior year liability and premium adjustments of $7.4 million in the first six months of 2023 compared to favorable prior year liability and premium adjustments of $11.4 million in the first six months of 2022.

SG&A expense for the first six months of 2023 totaled $85.0 million or 16.4% of revenue compared to $82.4 million or 16.2% of revenue for the first six months of 2022. The increase as a percentage of revenue was primarily due to the decrease in staffing services within the mix of our customer base. The increase of $2.6 million in SG&A expense was primarily attributable to increased employee-related costs.

Other income, net for the first six months of 2023 totaled $4.5 million compared to other income, net of $3.2 million for the first six months of 2022. The increase was primarily attributable to an increase in investment income in the first six months of 2023.

Our effective income tax rate for the first six months of 2023 was 27.5% compared to 26.7% for the first six months of 2022. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $54.6 million, which includes cash, cash equivalents, and restricted cash, decreased $52.8 million for the six months ended June 30, 2023, compared to a decrease of $34.5 million for the comparable period of 2022. The decrease in cash at June 30, 2023 as compared to December 31, 2022 was primarily due to increased trade accounts receivable, decreased workers’ compensation claims liabilities and repurchases of common stock, partially offset by net income and increased accrued payroll, payroll taxes and related benefits.

Net cash used in operating activities for the six months ended June 30, 2023 amounted to $23.2 million, compared to cash used of $37.4 million for the comparable period of 2022. For the six months ended June 30, 2023, net cash used in operating activities was primarily due to increased trade accounts receivable of $34.2 million and decreased workers’ compensation claims liabilities of $24.9 million, partially offset by net income of $17.8 million and increased accrued payroll, payroll taxes and related benefits of $16.5 million.

Net cash used in investing activities for the six months ended June 30, 2023 totaled $6.4 million, compared to cash provided of $39.4 million for the comparable period of 2022. For the six months ended June 30, 2023, net cash used in investing activities consisted primarily of purchase of restricted investments of $11.5 million, and purchase of property, equipment and software of $5.8 million, partially offset by proceeds from sales and maturities of investments and restricted investments of $11.1 million.

Net cash used in financing activities for the six months ended June 30, 2023 was $23.2 million, compared to cash used of $36.5 million for the comparable period of 2022. For the six months ended June 30, 2023, net cash used in financing activities primarily consisted of repurchases of common stock of $18.2 million and dividend payments of $4.1 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $163.4 million and $188.2 million at June 30, 2023 and December 31, 2022, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

All our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include: our ability to retain current clients and attract new clients; the effects of governmental orders, laws or regulations imposing requirements related to the COVID-19 pandemic; difficulties associated with integrating clients into our operations; economic trends in our service areas; the potential for material deviations from expected future workers’ compensation claims experience; changes in the workers’ compensation regulatory environment in our primary markets; security breaches or failures in the Company’s information technology systems; collectability of accounts receivable; changes in effective payroll tax rates and federal and state income tax rates; the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results); the effects of inflation on our operating expenses and those of our clients; the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business; the effect of conditions in the global capital markets on our investment portfolio; and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our insured program. Additional risk factors affecting our business are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 6, 2023, and in Item 1A of Part II of this report. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit. As of June 30, 2023, the Company’s investments consisted principally of approximately $105.7 million in corporate bonds, $60.4 million in U.S. treasuries, $51.1 million in mortgage backed securities, $29.3 million in U.S. government agency securities, $14.0 million in asset backed securities, $11.7 million in money market funds, $8.0 million in mutual funds and $2.0 million in emerging markets securities. Based on the Company’s overall interest exposure at June 30, 2023, a 50 basis point increase in market interest rates would have a $5.5 million downward effect on the fair value of the Company’s investment portfolio. At June 30, 2023, the Company had no outstanding borrowings on its line of credit.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended June 30, 2023.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (1)
April	5,000	$82.77	5,000	$19,389,728
May	90,461	81.41	90,461	12,024,947
June	27,900	84.80	27,900	9,659,076
Total	123,361		123,361

(1) On February 28, 2022, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning February 28, 2022. As of June 30, 2023, the Company had repurchased 819,851 shares at an aggregate purchase price of $65.3 million. On July 31, 2023, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning July 31, 2023. The new repurchase program replaces the program approved in February 2022.

Item 5. Other Information

(a) On July 31, 2023, the Company entered into an amended credit agreement with the Bank. Under the Amendment, the Company’s revolving credit line of $50.0 million was extended from July 1, 2024 to July 1, 2026. The amendment increased the sublimit for standby letters of credit from $8.0 million to $25.0 million, increased the unused commitment fee from 0.30% per year to 0.35% per year on the average daily unused amount of the revolving credit line, and modified certain financial covenants and restrictions.

For additional information regarding the Company’s borrowing relationship with the Bank, see “Note 4 – Revolving Credit Facility and Long-Term Debt” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. The amended loan documents are filed with this report as Exhibits 4.1 and 4.2.

(b) Not applicable.

(c) Not applicable.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. Section 1350.
4.1	First Amendment, effective as of June 12, 2023, to Third Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association.
4.2	Fifth Amended and Restated Revolving Line of Credit Note effective June 12, 2023 of the Registrant.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: August 2, 2023	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer