Form 10-Q
period 2023-09-30
BARRETT BUSINESS SERVICES INC
filed 2023-11-02
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of October 18, 2023, 6,616,653 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$41,579	$91,423
Investments	87,653	68,325
Trade accounts receivable, net	205,217	163,838
Prepaid expenses and other	17,136	19,787
Restricted cash and investments	75,876	110,989
Total current assets	427,461	454,362
Property, equipment and software, net	48,679	45,954
Operating lease right-of-use assets	18,428	19,804
Restricted cash and investments	131,619	104,277
Goodwill	47,820	47,820
Other assets	3,765	3,281
Deferred income taxes	12,236	11,440
Total assets	$690,008	$686,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,268	$8,264
Accrued payroll, payroll taxes and related benefits	247,454	222,331
Income taxes payable	786	610
Current operating lease liabilities	6,753	6,957
Current premium payable	18,853	18,920
Other accrued liabilities	6,904	12,683
Workers' compensation claims liabilities	53,622	62,917
Safety incentives liability	1,469	2,049
Total current liabilities	341,109	334,731
Long-term workers' compensation claims liabilities	124,180	153,070
Long-term premium payable	23,301	-
Long-term operating lease liabilities	13,049	14,225
Customer deposits and other long-term liabilities	7,923	7,070
Total liabilities	509,562	509,096
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 6,617 and 6,871 shares issued and outstanding	66	69
Additional paid-in capital	34,847	32,744
Accumulated other comprehensive loss	(29,677)	(27,594)
Retained earnings	175,210	172,623
Total stockholders' equity	180,446	177,842
Total liabilities and stockholders' equity	$690,008	$686,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Professional employer services	$251,423	$244,567	$727,986	$694,174
Staffing services	21,905	29,255	64,639	88,202
Total revenues	273,328	273,822	792,625	782,376
Cost of revenues:
Direct payroll costs	16,318	22,112	48,299	66,491
Payroll taxes and benefits	135,704	128,459	414,395	390,677
Workers' compensation	52,977	56,350	153,012	151,069
Total cost of revenues	204,999	206,921	615,706	608,237
Gross margin	68,329	66,901	176,919	174,139
Selling, general and administrative expenses	44,160	43,001	129,194	125,438
Depreciation and amortization	1,867	1,554	5,273	4,585
Income from operations	22,302	22,346	42,452	44,116
Other income (expense):
Investment income, net	2,412	1,584	6,856	4,790
Interest expense	(80)	(35)	(118)	(102)
Other, net	38	19	93	70
Other income, net	2,370	1,568	6,831	4,758
Income before income taxes	24,672	23,914	49,283	48,874
Provision for income taxes	6,453	6,476	13,229	13,134
Net income	$18,219	$17,438	$36,054	$35,740
Basic income per common share	$2.72	$2.48	$5.32	$4.96
Weighted average number of basic common shares outstanding	6,699	7,036	6,772	7,201
Diluted income per common share	$2.68	$2.45	$5.24	$4.91
Weighted average number of diluted common shares outstanding	6,795	7,127	6,885	7,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	September 30,
	2023	2022
Net income	$18,219	$17,438
Unrealized losses on investments, net of tax of ($1,417) and ($3,401) in 2023 and 2022, respectively	(3,707)	(8,900)
Comprehensive income	$14,512	$8,538

	Nine Months Ended
	September 30,
	2023	2022
Net income	$36,054	$35,740
Unrealized losses on investments, net of tax of ($796) and ($12,184) in 2023 and 2022, respectively	(2,083)	(31,882)
Comprehensive income	$33,971	$3,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2023

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, December 31, 2022	6,871	$69	$32,744	$(27,594)	$172,623	$177,842
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	31	-	339	-	-	339
Common stock repurchased on vesting of restricted stock units and performance awards	(11)	-	(1,005)	-	-	(1,005)
Share-based compensation expense	-	-	1,928	-	-	1,928
Company repurchases of common stock	(91)	(1)	(447)	-	(7,582)	(8,030)
Cash dividends on common stock ($0.30 per share)	-	-	-	-	(2,067)	(2,067)
Unrealized gain on investments, net of tax	-	-	-	3,652	-	3,652
Net income	-	-	-	-	819	819
Balance, March 31, 2023	6,800	$68	$33,559	$(23,942)	$163,793	$173,478
Common stock issued on exercise of options and vesting of restricted stock units	13	-	2	-	-	2
Common stock repurchased on vesting of restricted stock units	(3)	-	(304)	-	-	(304)
Share-based compensation expense	-	-	1,963	-	-	1,963
Company repurchases of common stock	(123)	(1)	(644)	-	(9,500)	(10,145)
Cash dividends on common stock ($0.30 per share)	-	-	-	-	(2,013)	(2,013)
Unrealized loss on investments, net of tax	-	-	-	(2,028)	-	(2,028)
Net income	-	-	-	-	17,016	17,016
Balance, June 30, 2023	6,687	$67	$34,576	$(25,970)	$169,296	$177,969
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units	64	1	360	-	-	361
Common stock repurchased on vesting of restricted stock units	(18)	-	(1,590)	-	-	(1,590)
Share-based compensation expense	-	-	2,136	-	-	2,136
Company repurchases of common stock	(115)	(2)	(635)		(10,280)	(10,917)
Cash dividends on common stock ($0.30 per share)	-	-	-	-	(2,025)	(2,025)
Unrealized loss on investments, net of tax	-	-	-	(3,707)	-	(3,707)
Net income	-	-	-	-	18,219	18,219
Balance, September 30, 2023	6,618	$66	$34,847	$(29,677)	$175,210	$180,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2022

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance, December 31, 2021	7,415	$74	$29,054	$1,079	$178,323	$208,530
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	18	-	411	-	-	411
Common stock repurchased on vesting of restricted stock units and performance awards	(4)	-	(185)	-	-	(185)
Share-based compensation expense	-	-	1,830	-	-	1,830
Company repurchases of common stock	(115)	(1)	(484)	-	(8,090)	(8,575)
Cash dividends on common stock ($0.30 per share)	-	-	-	-	(2,229)	(2,229)
Unrealized loss on investments, net of tax	-	-	-	(14,358)	-	(14,358)
Net income	-	-	-	-	288	288
Balance, March 31, 2022	7,314	$73	$30,626	$(13,279)	$168,292	$185,712
Common stock issued on exercise of options and vesting of restricted stock units	12	-	-	-	-	-
Common stock repurchased on vesting of restricted stock units	(3)	-	(258)	-	-	(258)
Share-based compensation expense	-	-	1,766	-	-	1,766
Company repurchases of common stock	(270)	(2)	(1,193)	-	(18,722)	(19,917)
Cash dividends on common stock ($0.30 per share)	-	-	-	-	(2,195)	(2,195)
Unrealized loss on investments, net of tax	-	-	-	(8,624)	-	(8,624)
Net income	-	-	-	-	18,014	18,014
Balance, June 30, 2022	7,053	$71	$30,941	$(21,903)	$165,389	$174,498
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units	54	1	299	-	-	300
Common stock repurchased on vesting of restricted stock units	(16)	-	(1,178)	-	-	(1,178)
Share-based compensation expense	-	-	1,893	-	-	1,893
Company repurchases of common stock	(129)	(2)	(604)	-	(9,954)	(10,560)
Cash dividends on common stock ($0.30 per share)	-	-	-	-	(2,128)	(2,128)
Unrealized loss on investments, net of tax	-	-	-	(8,900)	-	(8,900)
Net income	-	-	-	-	17,438	17,438
Balance, September 30, 2022	6,962	$70	$31,351	$(30,803)	$170,745	$171,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$36,054	$35,740
Reconciliations of net income to net cash used in operating activities:
Depreciation and amortization	5,273	4,585
Non-cash lease expense	5,270	5,236
Investment amortization and losses recognized	543	915
Share-based compensation	6,027	5,489
Changes in certain operating assets and liabilities:
Trade accounts receivable	(41,379)	(38,830)
Income taxes	176	899
Prepaid expenses and other	2,651	(2,561)
Accounts payable	(2,996)	68
Accrued payroll, payroll taxes and related benefits	25,801	33,093
Other accrued liabilities	(5,867)	1,769
Premium payable	23,234	9,978
Workers' compensation claims liabilities	(38,693)	(52,937)
Safety incentives liability	(580)	(1,817)
Operating lease liabilities	(5,274)	(5,005)
Other assets and liabilities, net	(241)	319
Net cash provided by (used in) operating activities	9,999	(3,059)
Cash flows from investing activities:
Purchase of property, equipment and software	(8,115)	(11,458)
Proceeds from sale of property	117	-
Purchase of investments	(4,386)	-
Proceeds from sales and maturities of investments	805	12,828
Purchase of restricted investments	(20,943)	(3,644)
Proceeds from sales and maturities of restricted investments	14,975	44,746
Net cash (used in) provided by investing activities	(17,547)	42,472
Cash flows from financing activities:
Payments on long-term debt	-	(3,510)
Repurchases of common stock	(29,092)	(39,052)
Common stock repurchased on vesting of stock awards	(2,899)	(1,621)
Dividends paid	(6,105)	(6,552)
Proceeds from exercise of stock options and purchase of ESPP	702	711
Net cash used in financing activities	(37,394)	(50,024)
Net decrease in cash, cash equivalents and restricted cash	(44,942)	(10,611)
Cash, cash equivalents and restricted cash, beginning of period	107,378	78,629
Cash, cash equivalents and restricted cash, end of period	$62,436	$68,018

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

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes, workers’ compensation costs and employee benefits costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and employee benefit costs, which primarily comprises health insurance premiums paid to third-party insurers and direct support payroll. Workers’ compensation costs consist primarily of premiums paid to third-party insurers, claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, and risk manager payroll, as well as costs associated with operating our two wholly owned insurance companies, Associated Insurance Company for Excess (“AICE”) and Ecole Insurance Company (“Ecole”).

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $885,000 and $893,000 at September 30, 2023 and December 31, 2022, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Safety incentives

We accrue for and present expected safety incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe-work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers’ compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator. In July 2020, the Company began limiting its safety incentive offering in certain markets. The Company provided $1.5 million and $2.0 million at September 30, 2023 and December 31, 2022, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid during the nine months ended September 30, 2023 and 2022 did not materially differ from interest expense. Income taxes paid by the Company during the nine months ended September 30, 2023 and 2022 totaled $13.0 million and $12.2 million, respectively.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2023	2022	2022	2021
Cash and cash equivalents	$41,579	$91,423	$58,951	$69,405
Restricted cash, included in restricted cash and investments	20,857	15,955	9,067	9,224
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$62,436	$107,378	$68,018	$78,629

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average number of basic shares outstanding	6,699	7,036	6,772	7,201
Effect of dilutive securities	96	91	113	85
Weighted average number of diluted shares outstanding	6,795	7,127	6,885	7,286

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

Reclassifications

To conform to the current period’s presentation, premiums payable to third party insurance carriers of $18.9 million were reclassified from other accrued liabilities to current premium payable in the prior period condensed consolidated balance sheets and premiums payable to third party insurance carriers of $10.0 million were reclassified from other accrued liabilities to premium payable in the prior period condensed consolidated statements of cash flows.

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at September 30, 2023 and December 31, 2022 measured at fair value on a recurring basis (in thousands):

	September 30, 2023			December 31, 2022

		Gross			Gross
		Unrealized	Recorded		Unrealized	Recorded
	Cost	Losses	Basis	Cost	Losses	Basis
Current:
Cash equivalents:
U.S. treasuries	$8,398	$-	$8,398	$-	$-	$-
Money market funds	1,502	-	1,502	40,296	-	40,296
Total cash equivalents	9,900	-	9,900	40,296	-	40,296
Investments:
Corporate bonds	38,525	(5,088)	33,437	38,489	(5,181)	33,308
U.S. treasuries	16,690	(1,683)	15,007	-	-	-
Asset backed securities	13,672	(341)	13,331	13,709	(737)	12,972
U.S. government agency securities	12,853	(635)	12,218	7,369	(302)	7,067
Mortgage backed securities	15,351	(3,676)	11,675	16,135	(3,139)	12,996
Emerging markets	2,014	(29)	1,985	2,044	(62)	1,982
Total current investments	99,105	(11,452)	87,653	77,746	(9,421)	68,325
Restricted cash and investments (1):
U.S. treasuries	83,064	(8,532)	74,532	66,479	(9,222)	57,257
Corporate bonds	82,708	(11,823)	70,885	81,993	(11,296)	70,697
Mortgage backed securities	43,389	(7,574)	35,815	46,138	(6,045)	40,093
U.S. government agency securities	16,872	(1,629)	15,243	26,479	(2,156)	24,323
Mutual funds	7,857	-	7,857	6,301	-	6,301
Asset backed securities	799	(9)	790	9	-	9
Money market funds	173	-	173	646	-	646
Total restricted cash and investments	234,862	(29,567)	205,295	228,045	(28,719)	199,326
Total investments	$343,867	$(41,019)	$302,848	$346,087	$(38,140)	$307,947

(1) Included in restricted cash and investments within the condensed consolidated balance sheets is restricted cash of $2.1 million and $15.9 million as of September 30, 2023 and December 31, 2022, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at September 30, 2023 and December 31, 2022 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	September 30, 2023				December 31, 2022
	Total				Total
	Recorded				Recorded
	Basis	Level 1	Level 2	Other (1)	Basis	Level 1	Level 2	Other (1)
Cash equivalents:
U.S. treasuries	$8,398	$-	$8,398	$-	$-	$-	$-	$-
Money market funds	1,502	-	-	1,502	40,296	-	-	40,296
Investments:
Corporate bonds	33,437	-	33,437	-	33,308	-	33,308	-
U.S. treasuries	15,007	-	15,007	-	-	-	-	-
Asset backed securities	13,331	-	13,331	-	12,972	-	12,972	-
U.S. government agency securities	12,218	-	12,218	-	7,067	-	7,067	-
Mortgage backed securities	11,675	-	11,675	-	12,996	-	12,996	-
Emerging markets	1,985	-	1,985	-	1,982	-	1,982	-
Restricted cash and investments:
U.S. treasuries	74,532	-	74,532	-	57,257	-	57,257	-
Corporate bonds	70,885	-	70,885	-	70,697	-	70,697	-
Mortgage backed securities	35,815	-	35,815	-	40,093	-	40,093	-
U.S. government agency securities	15,243	-	15,243	-	24,323	-	24,323	-
Mutual funds	7,857	7,857	-	-	6,301	6,301	-	-
Asset backed securities	790	-	790	-	9	-	9	-
Money market funds	173	-	-	173	646	-	-	646
Total investments	$302,848	$7,857	$293,316	$1,675	$307,947	$6,301	$260,704	$40,942

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at September 30, 2023 and December 31, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The table also includes money market funds, which are classified as cash and cash equivalents on the Company’s consolidated balance sheets.

	September 30, 2023
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$3,209	$65,749	$35,197	$167	$104,322
U.S. treasuries	42,587	26,839	28,511	-	97,937
U.S. government agency securities	38	25,448	1,975	-	27,461
Asset backed securities	-	790	12,073	1,258	14,121
Emerging markets	1,985	-	-	-	1,985
Money market funds	1,675	-	-	-	1,675
Total	$49,494	$118,826	$77,756	$1,425	$247,501

	December 31, 2022
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$646	$50,439	$52,920	$-	$104,005
U.S. treasuries	440	3,405	53,412	-	57,257
Money market funds	40,539	-	-	-	40,539
U.S. government agency securities	3,943	24,025	3,422	-	31,390
Asset backed securities	-	9	2,113	10,859	12,981
Emerging markets	-	1,982	-	-	1,982
Total	$45,568	$79,860	$111,867	$10,859	$248,154

The average contractual maturity of mortgage backed securities, which are excluded from the table above, was 23 years and 24 years as of September 30, 2023 and December 31, 2022, respectively.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning balance
Workers' compensation claims liabilities	$191,823	$241,510	$215,987	$279,407
Add: claims expense accrual
Current period	3,792	4,854	11,636	13,678
Prior periods	(4,098)	(1,360)	(6,792)	(10,737)
	(306)	3,494	4,844	2,941
Less: claim payments related to
Current period	1,240	1,714	2,005	2,742
Prior periods	12,244	16,846	41,532	53,136
	13,484	18,560	43,537	55,878

Change in claims incurred in excess of retention limits	(231)	899	508	873

Ending balance
Workers' compensation claims liabilities	$177,802	$227,343	$177,802	$227,343
Incurred but not reported (IBNR)	$82,076	$117,587	$82,076	$117,587

Ratio of IBNR to workers' compensation claims liabilities	46%	52%	46%	52%

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

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $178.7 million and $188.2 million at September 30, 2023 and December 31, 2022, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $48.1 million and $54.5 million at September 30, 2023 and December 31, 2022, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At September 30, 2023, the Company provided surety bonds totaling $48.1 million, including a California requirement of $17.2 million.

Claims liabilities

The Company provided a total of $177.8 million and $216.0 million at September 30, 2023 and December 31, 2022, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $3.5 million and $3.0 million at September 30, 2023 and December 31, 2022, respectively, represent case reserves incurred in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from insurance carriers of $3.5 million and $3.0 million at September 30, 2023 and December 31, 2022, respectively, included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains an agreement (the "Agreement") with Wells Fargo Bank, N.A. (the "Bank") for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $25.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at September 30, 2023 and December 31, 2022. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement requires the satisfaction of certain financial covenants as follows:

•
adjusted free cash flow [net profit after taxes plus interest expense (net of capitalized interest), depreciation expense, and amortization expense, less dividends/distributions] not less than $10 million as of each fiscal quarter end, determined on a rolling 4-quarter basis
•
tangible net worth [aggregate of total stockholders' equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals] not less than $50 million at each fiscal quarter end; and

The Agreement imposes certain additional restrictions unless the Bank provides its prior written consent as follows:

•
incurring additional indebtedness is prohibited, other than purchase financing for the acquisition of assets, provided that the aggregate of all purchase financing does not exceed $1 million at any time;

•
the Company may not terminate or cancel any of the AICE policies; and
•
if an event of default would occur, and is continuing, including on a pro forma basis, no dividends or distributions would be permitted to be paid and redemptions and repurchases of the Company's stock would be permitted only up to $15 million in any rolling 12-month period.

The Agreement also contains customary events of default and specified cross-defaults under the Company's workers' compensation insurance arrangements. If an event of default under The Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At September 30, 2023, the Company was in compliance with all covenants.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more likely than not” standard. As part of this evaluation, management reviews all evidence, both positive and negative, to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended September 30, 2023.

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

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for tax years before 2016. As of September 30, 2023 and December 31, 2022, total gross unrecognized tax benefits, excluding interest and penalties, of $0.6 million would affect the Company's effective tax rate if recognized in future periods. The Company does not anticipate any material changes to the reserve in the next 12 months.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At September 30, 2023, the Company had no state operating loss carryforwards. At September 30, 2023, the Company did not have a federal general business tax credit carryforward or an alternative minimum tax credit carryforward.

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

In addition to the matter above, BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation. For the matter discussed above, as well as other cases, management has recorded estimated liabilities totaling $0.2 million in other accrued liabilities in the condensed consolidated balance sheets.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
Revenues:
Professional employer services	$251,423	92.0%	$244,567	89.3%	$727,986	91.8%	$694,174	88.7%
Staffing services	21,905	8.0	29,255	10.7	64,639	8.2	88,202	11.3
Total revenues	273,328	100.0	273,822	100.0	792,625	100.0	782,376	100.0
Cost of revenues:
Direct payroll costs	16,318	6.0	22,112	8.1	48,299	6.1	66,491	8.5
Payroll taxes and benefits	135,704	49.6	128,459	46.9	414,395	52.3	390,677	49.9
Workers’ compensation	52,977	19.4	56,350	20.6	153,012	19.3	151,069	19.3
Total cost of revenues	204,999	75.0	206,921	75.6	615,706	77.7	608,237	77.7
Gross margin	68,329	25.0	66,901	24.4	176,919	22.3	174,139	22.3
Selling, general and administrative expenses	44,160	16.2	43,001	15.7	129,194	16.3	125,438	16.0
Depreciation and amortization	1,867	0.7	1,554	0.6	5,273	0.7	4,585	0.6
Income from operations	22,302	8.1	22,346	8.1	42,452	5.3	44,116	5.7
Other income, net	2,370	0.9	1,568	0.6	6,831	0.9	4,758	0.6
Income before income taxes	24,672	9.0	23,914	8.7	49,283	6.2	48,874	6.3
Provision for income taxes	6,453	2.4	6,476	2.4	13,229	1.7	13,134	1.7
Net income	$18,219	6.6%	$17,438	6.3%	$36,054	4.5%	$35,740	4.6%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three and nine months ended September 30, 2023 and 2022.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Gross billings	$1,963,462	$1,908,818	$5,664,230	$5,445,217
PEO and staffing wages	$1,706,302	$1,656,580	4,919,323	$4,727,772

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
PEO and staffing wages	86.9%	86.8%	86.9%	86.8%
Payroll taxes and benefits	6.9%	6.7%	7.3%	7.2%
Workers' compensation	2.7%	3.0%	2.7%	2.8%
Gross margin	3.5%	3.5%	3.1%	3.2%

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

	(Unaudited)
	Three Months Ended
	September 30,
	2023	% Change	2022	% Change
Average WSEs	127,232	1.1%	125,813	8.2%
Ending WSEs	128,448	0.9%	127,297	9.8%

	(Unaudited)
	Nine Months Ended
	September 30,
	2023	% Change	2022	% Change
Average WSEs	123,577	1.8%	121,415	8.8%
Ending WSEs	128,448	0.9%	127,297	9.8%

Three Months Ended September 30, 2023 and 2022

Net income for the third quarter of 2023 amounted to $18.2 million compared to net income of $17.4 million for the third quarter of 2022. Diluted net income per share for the third quarter of 2023 was $2.68 compared to diluted net income per share of $2.45 for the third quarter of 2022.

Revenue for the third quarter of 2023 totaled $273.3 million, a decrease of $0.5 million or 0.2% over the third quarter of 2022, which reflects an increase in the Company’s PEO services revenue of $6.9 million or 2.8% and a decrease in staffing services revenue of $7.4 million or 25.1%.

The increase in PEO services revenue was primarily attributable to an increase in the number of WSEs from net new clients, partially offset by a reduction in WSEs at existing clients, as well as an increase in average billing per WSE. The decrease in staffing services revenue was primarily due to lower demand for staffing services and continued tight labor market conditions in the third quarter of 2023.

Gross margin for the third quarter of 2023 totaled $68.3 million or 25.0% of revenue compared to $66.9 million or 24.4% of revenue for the third quarter of 2022. The separate components of gross margin are discussed below.

Direct payroll costs for the third quarter of 2023 totaled $16.3 million or 6.0% of revenue compared to $22.1 million or 8.1% of revenue for the third quarter of 2022. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the third quarter of 2022.

Payroll taxes and benefits for the third quarter of 2023 totaled $135.7 million or 49.6% of revenue compared to $128.5 million or 46.9% of revenue for the third quarter of 2022. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to PEO client benefit costs of $3.4 million in the third quarter of 2023 related to the availability of employee benefits to our PEO clients beginning in 2023.

Workers’ compensation expense for the third quarter of 2023 totaled $53.0 million or 19.4% of revenue compared to $56.4 million or 20.6% of revenue for the third quarter of 2022. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to lower workers' compensation costs in the current year as well as favorable prior year liability and premium adjustments of $2.2 million in the third quarter of 2023, compared to favorable prior year liability adjustments of $1.4 million in the third quarter of 2022.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2023 totaled $44.2 million or 16.2% of revenue compared to $43.0 million or 15.7% of revenue for the third quarter of 2022. The increase as a percentage of revenue was primarily due to the decrease in staffing services within the mix of our customer base. The increase of $1.2 million in SG&A expense was primarily attributable to increased employee-related costs.

Other income, net for the third quarter of 2023 totaled $2.4 million compared to other income, net of $1.6 million for the third quarter of 2022. The increase was primarily attributable to an increase in investment income in the third quarter of 2023.

Our effective income tax rate for the third quarter of 2023 was 26.2% compared to 27.1% for the third quarter of 2022. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

Nine Months Ended September 30, 2023 and 2022

Net income for the first nine months of 2023 amounted to $36.1 million compared to net income of $35.7 million for the first nine months of 2022. Diluted net income per share for the first nine months of 2023 was $5.24 compared to diluted net income per share of $4.91 for the first nine months of 2022.

Revenue for the first nine months of 2023 totaled $792.6 million, an increase of $10.2 million or 1.3% over the first nine months of 2022, which reflects an increase in the Company's PEO services revenue of $33.8 million or 4.9% and a decrease in staffing services revenue of $23.6 million or 26.7%.

The increase in PEO services revenue was primarily attributable to an increase in the number of WSEs from net new clients, partially offset by a reduction in WSEs at existing clients, as well as an increase in average billing per WSE. The decrease in staffing services revenue was primarily due to lower demand for staffing services and continued tight labor market conditions in the first nine months of 2023.

Gross margin for the first nine months of 2023 totaled $176.9 million or 22.3% of revenue compared to $174.1 million or 22.3% of revenue for the first nine months of 2022. The separate components of gross margin are discussed below.

Direct payroll costs for the first nine months of 2023 totaled $48.3 million or 6.1% of revenue compared to $66.5 million or 8.5% of revenue for the first nine months of 2022. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the first nine months of 2022.

Payroll taxes and benefits for the first nine months of 2023 totaled $414.4 million or 52.3% of revenue compared to $390.7 million or 49.9% of revenue for the first nine months of 2022. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to PEO client benefit costs of $6.6 million related to the availability of employee benefits to our PEO clients beginning in 2023.

Workers' compensation expense for the first nine months of 2023 totaled $153.0 million or 19.3% of revenue compared to $151.1 million or 19.3% of revenue for the first nine months of 2022. Workers' compensation expense as a percentage of revenue benefited from lower workers' compensation costs in the current year, offset by lower favorable prior year liability and premium adjustments of $9.5 million in the first nine months of 2023 compared to favorable prior year liability and premium adjustments of $12.8 million in the first nine months of 2022.

SG&A expense for the first nine months of 2023 totaled $129.2 million or 16.3% of revenue compared to $125.4 million or 16.0% of revenue for the first nine months of 2022. The increase as a percentage of revenue was primarily due to the decrease in staffing services within the mix of our customer base. The increase of $3.8 million in SG&A expense was primarily attributable to increased employee-related costs.

Other income, net for the first nine months of 2023 totaled $6.8 million compared to other income, net of $4.8 million for the first nine months of 2022. The increase was primarily attributable to an increase in investment income in the first nine months of 2023.

Our effective income tax rate for the first nine months of 2023 was 26.8% compared to 26.9% for the first nine months of 2022. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $62.4 million, which includes cash, cash equivalents, and restricted cash, decreased $44.9 million for the nine months ended September 30, 2023, compared to a decrease of $10.6 million for the comparable period of 2022. The decrease in cash at September 30, 2023 as compared to December 31, 2022 was primarily due to increased trade accounts receivable, decreased workers’ compensation claims liabilities, repurchases of common stock, and purchases of investments and restricted investments, partially offset by net income, increased accrued payroll, payroll taxes and related benefits, and increased premium payable.

Net cash provided by operating activities for the nine months ended September 30, 2023 amounted to $10.0 million, compared to cash used of $3.1 million for the comparable period of 2022. For the nine months ended September 30, 2023, net cash provided by operating activities was primarily due to net income of $36.1 million, increased accrued payroll, payroll taxes and related benefits of $25.8 million, and increased premium payable of $23.2 million, partially offset by increased trade accounts receivable of $41.4 million and decreased workers’ compensation claims liabilities of $38.7 million.

Net cash used in investing activities for the nine months ended September 30, 2023 totaled $17.5 million, compared to cash provided of $42.5 million for the comparable period of 2022. For the nine months ended September 30, 2023, net cash used in investing activities consisted of the purchase of investments and restricted investments of $25.3 million and the purchase of property, equipment and software of $8.1 million, partially offset by proceeds from sales and maturities of investments and restricted investments of $15.8 million.

Net cash used in financing activities for the nine months ended September 30, 2023 was $37.4 million, compared to cash used of $50.0 million for the comparable period of 2022. For the nine months ended September 30, 2023, net cash used in financing activities primarily consisted of repurchases of common stock of $29.1 million and dividend payments of $6.1 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $178.7 million and $188.2 million at September 30, 2023 and December 31, 2022, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

All our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include: our ability to retain current clients and attract new clients; the effects of governmental orders, laws or regulations imposing requirements related to the COVID-19 pandemic; difficulties associated with integrating clients into our operations; economic trends in our service areas; the potential for material deviations from expected future workers’ compensation claims experience; changes in the workers’ compensation regulatory environment in our primary markets; security breaches or failures in the Company’s information technology systems; collectability of accounts receivable; changes in executive management; changes in effective payroll tax rates and federal and state income tax rates; the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results); the effects of inflation on our operating expenses and those of our clients; the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business; the effect of conditions in the global capital markets on our investment portfolio; and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our insured program. Additional risk factors affecting our business are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 6, 2023, and in Item 1A of Part II of this report. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its outstanding borrowings on its line of credit. As of September 30, 2023, the Company’s investments consisted principally of approximately $104.3 million in corporate bonds, $97.9 million in U.S. treasuries, $47.5 million in mortgage backed securities, $27.5 million in U.S. government agency securities, $14.1 million in asset backed securities, $7.9 million in mutual funds, $2.0 million in emerging markets securities and $1.7 million in money market funds. Based on the Company’s overall interest exposure at September 30, 2023, a 50 basis point increase in market interest rates would have a $5.2 million downward effect on the fair value of the Company’s investment portfolio. At September 30, 2023, the Company had no outstanding borrowings on its line of credit.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Failure to comply with applicable data security and privacy regulations related to our health care offering could adversely affect our business.

As BBSI began offering health benefits to our PEO clients in 2023, we have access to protected health information (PHI) of our client employees. Compliance with federal and state regulations such as HIPAA and the HITECH Act is required for handling this PHI. HIPAA imposes limitations on the use and disclosure of PHI, and sets requirements for health data privacy, security, and breach notification. Non-compliance with HIPAA can lead to penalties and fines. Failure to appropriately comply with data security regulations could materially adversely impact our business, reputation, operating results, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended September 30, 2023.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (1)
July	-	$-	-	$75,000,000
August	48,500	95.66	48,500	70,360,386
September	66,900	93.83	66,900	64,082,866
Total	115,400		115,400

(1) On July 31, 2023, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning July 31, 2023. The new repurchase program replaces the program approved in February 2022. As of September 30, 2023, the Company had repurchased 115,400 shares at an aggregate purchase price of $10.9 million under the new repurchase program.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: November 1, 2023	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer