Form 10-K
period 2023-12-31
BARRETT BUSINESS SERVICES INC
filed 2024-03-01
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $569,579,064 at June 30, 2023

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 16, 2024
Common Stock, Par Value $.01 Per Share	6,571,358 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are hereby incorporated by reference in Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2023 ANNUAL REPORT ON FORM 10-K

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

Business Organization

We operate a decentralized delivery model using operationally-focused business teams, typically located within 50 miles of our client companies. These teams are led by experienced business generalists and include senior level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety, recruiting, employee benefits, and various types of administration, including payroll. These teams are responsible for growth and profitability of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. We support clients with a local presence in 68 markets throughout the United States.

Services Overview

BBSI’s core purpose is to advocate for business owners, particularly in the small and mid-sized business segment. Our evolution from an entrepreneurially run company to a professionally managed organization has helped to form our view that all businesses experience inflection points at key stages of growth. The insights gained through our own growth, along with the trends we see in working with more than 8,000 companies each day, define our approach to guiding business owners through the challenges associated with being an employer. BBSI’s business teams align with each business owner client through a structured three-tiered progression. In doing so, business teams focus on the objectives of each business owner and deliver planning, guidance and resources in support of those objectives.

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

In 2023, BBSI began offering employee benefit programs to our clients. The employee benefit programs are designed to provide strategic value to our clients through access to best-in-class plans and service. Benefit plans available to clients include medical, dental and vision plans, flexible spending accounts and health savings accounts, life insurance and voluntary accident coverage, critical illness and disability coverage, among others.

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

PEO

We enter into a client services agreement to establish a co-employment relationship with each client company, assuming responsibility for payroll, payroll taxes, workers’ compensation and benefits coverage (if elected) and certain other administrative functions for the client’s existing workforce. We provide our PEO clients access to human resource advisors, retirement plans, a learning management system and our web-based technology platform, myBBSI.

We refer to employees of our PEO clients as worksite employees (“WSEs”). The client maintains physical care, custody and control of the WSEs, including the authority to hire and terminate employees. During 2023, we supported in excess of 8,000 PEO clients with total average WSEs of 124,306.

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

We have PEO client services agreements with a diverse array of customers, including electronics manufacturers, various light-manufacturing industries, agriculture-based companies, transportation and shipping enterprises, food processors, telecommunications companies, public utilities, general contractors in various construction-related fields, restaurant franchises, and professional services firms. None of our clients individually represented more than 1% of our total revenues in 2023.

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

Our business growth has three primary sources: referrals from existing clients, direct business-to-business sales efforts by our area managers and business development managers, and an extensive referral network. Partners in our referral network include insurance brokers, financial advisors, attorneys, CPAs, and other business professionals who can facilitate an introduction to prospective clients. These referral partners facilitate introductions to business owners on our behalf, typically in exchange for a fee equal to a small percentage of payroll.

We see two key drivers to our growth:

•
Increase market share in existing markets. We seek to support, strengthen and expand branch office operations through the ongoing development of business teams. We believe that strengthening and expanding the operations of each location is an efficient and effective means of increasing market share in the geographic areas in which we do business, and that our business teams serve a dual purpose: 1) Delivering high-quality service to our clients, thereby supporting client business growth and retention, and driving client referrals, and 2) Incubating and acquiring talent at the branch level to support expansion into new markets.
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

Effective July 1, 2021, the Company entered into a new arrangement for its insured program, whereby third-party insurers assumed all risk of loss for claims incurred from July 1, 2021 to June 30, 2022 (the “2021-2022 Policy”). The arrangement for the insured program was extended for claims incurred from July 1, 2022 to June 30, 2023 (the “2022-2023 Policy”) and for claims incurred from July 1, 2023 to June 30, 2024 (the “2023-2024 Policy”).

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

Sponsored Benefits

In 2023, BBSI began offering employee benefits to its PEO client employees. As a plan sponsor, BBSI engages with third-party insurance carriers to enter into fully insured arrangements to offer a wide range of employee benefit programs to our clients, including medical, dental and vision plans, flexible spending accounts and health savings accounts, life insurance and voluntary accident coverage, and critical illness and disability coverage, among others.

As the sponsor and administrator of the PEO benefit programs, BBSI negotiates the terms of the benefit programs with third-party insurance carriers and benefit providers, pays insurance carrier premiums, and maintains the plans to comply with all applicable federal, state, and local laws and regulations. We also provide access to benefit consultants who design benefit plans that meet the specific needs of our clients, produce tailored benefit guides that assist our worksite employees in selecting benefit products that are right for them, and we provide a custom enrollment interface through myBBSI. We believe that the administration services and the wide array of benefit products that we offer as a plan sponsor would traditionally only be available to large organizations. By providing our small and medium-sized business clients with access to best-in-class benefits and administration services, we are providing strategic value that improves our clients' ability to attract and retain top talent for their organizations.

Human Capital

At December 31, 2023, we had 130,513 total employees, including 126,446 WSEs under our PEO client service agreements, 3,224 staffing services employees, 839 managerial, sales and administrative employees (together, “management employees”), and 4 executive officers. The number of employees at any given time may vary significantly due to business conditions at customer or client companies. We believe our employee relations with management employees are good.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) subject us to potential penalties unless we offer to our employees minimum essential healthcare coverage that is affordable. Because each PEO client is considered to be the sole employer in the application of any rule or law included within the scope of the Acts, we are not required to offer health care coverage to the WSEs of our PEO clients. However, in 2023 we began offering sponsored benefits, including healthcare coverage, to eligible PEO client employees as part of our PEO service offering. To comply with the employer mandate provision of the Acts for our staffing and management employees, we offer health care coverage to all staffing and management employees eligible for coverage under the Acts.

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

Due to the nature of our operations, we collect, store, process, use and retain significant amounts of confidential and sensitive personal employee and client information. As such, we are subject to a variety of federal and state laws and regulations associated with data privacy and security. For further discussion on the federal and state laws and regulations associated with data privacy and security, including protected health information ("PHI") and the related federal and state regulations such as HIPAA and the HITECH act, refer to “Risk Factors” in Item 1A of Part I of this report.

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

Our arrangement with fully licensed, third-party insurers under the insured program provides workers’ compensation coverage to BBSI’s PEO clients through June 30, 2024, with committed coverage through

June 30, 2024, and the possibility of additional annual renewals. If our fully licensed third-party insurers are unwilling or unable to renew our arrangement in the future, we would need to seek coverage from a small number of alternative insurers. If replacement coverage were unavailable or available only on significantly less favorable terms, our business and results of operations would be materially adversely affected.

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

Significant portions of our services and operations rely on software that is licensed from third-party vendors. The fees associated with these license agreements could increase in future periods, resulting in increased operating expenses. If there are significant changes to the terms and conditions of our license agreements, if we are unable to renew these license agreements, if the software is not up to date with current legal requirements such that we become non-compliant, if the software is not updated to meet our needs as our business evolves, or if the software becomes unavailable for any other reason, we may be required to make changes to our vendors or information technology systems. These changes may impact the services we provide to our clients or the processes we have in place to support our operations, which could have an adverse effect on our business.

We could be subject to reduced revenues, increased costs, liability claims, or harm to our reputation as a result of data theft, cyberattacks or other security vulnerabilities.

The nature of our business involves the receipt, storage, and transmission of personal and proprietary information about thousands of employees and clients. Attacks on information technology systems continue to grow in frequency and sophistication, and we and our third-party vendors are targeted by unauthorized parties using malicious tactics, code, and viruses. Hardware or applications we develop or procure from third-party vendors may contain defects in design or other problems that could unexpectedly compromise the confidentiality, integrity or availability of data or our systems. Because the techniques used to obtain unauthorized access and disable or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventive measures. Additionally, as our employees may work from home more frequently and access the Company's systems remotely, the Company may be exposed to heightened security risks, including the risk of cyber-attacks.

The methods and techniques used by cyber threat actors to gain entry into our network and access our computer systems, software and data will become more advanced with the use of artificial intelligence and may become increasingly difficult or impossible to detect and prevent. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. While our technology infrastructure is designed to safeguard and protect personal and business information, we have limited ability to monitor the implementation of similar safeguards by our vendors.

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

The Company’s revenue growth can be volatile and is dependent on same customer sales and the addition of new clients. Revenues increased 1.4% in 2023 and increased 10.4% in 2022. There can be no assurance that we will continue to maintain current levels of revenues. Efforts to achieve business growth intensifies pressure on retaining current clients and attracting increasing numbers of new clients.

Our business is subject to risks associated with geographic market concentration.

Our California operations accounted for approximately 72% of our total revenues in 2023. As a result of the current importance of our California operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in California. If California experiences an economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business or limits our competitive advantages, our profitability and growth prospects may be materially adversely affected. Similarly, due to our geographic concentration in California, a natural disaster or major event that disrupts these markets or the related workforce could have an immediate and material adverse impact on our operations and profitability.

Economic conditions may impact our ability to attract new clients and cause our existing clients to reduce staffing levels or cease operations.

Weak economic conditions, including periods of elevated inflation and interest rates, may have a negative impact on small-and mid-sized businesses, which make up the majority of our clients. In turn, these businesses could cut costs, including trimming employees from their payrolls, or closing locations or ceasing operations altogether. If current economic conditions were to weaken further, these forces may result in decreased revenues due both to the downsizing of our current clients and increased difficulties in attracting new clients in a poor economic environment. An economic downturn may also result in additional bad debt expense to the extent that existing clients cease operations or are otherwise unable to meet their financial obligations. Additionally, weak economic conditions may result in higher unemployment, which is correlated with increased workers’ compensation claims. The spread of a highly infectious or contagious disease, and the response by federal, state, and local government agencies, including preventative actions taken such as shelter-in-place orders, restrictions on travel, temporary closures of businesses deemed to be high-risk or non-essential, and other government mandates, could create significant economic disruption that results in a material reduction in business operations, such as occurred during the COVID-19 pandemic. As our PEO fees are based on client payroll, workforce reductions or shortages related to a future pandemic could have a material adverse effect on our business. Clients who are impacted by government restrictions and economic disruptions may experience liquidity and other financial issues, which may reduce their capacity to pay for our services. These factors could have a material adverse effect on our results of operations and financial condition.

Our staffing business is vulnerable to economic fluctuations.

Demand for our staffing services is sensitive to changes in the level of economic activity in the regions in which we do business. As economic activity slows down, companies often reduce their use of temporary employees before undertaking layoffs of permanent staff, resulting in decreased demand for staffing services. On the other hand, during strong economic periods or tight labor markets due to other factors, we often experience shortages of qualified employees to meet customer needs.

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

We currently maintain a limited internal professional sales force, instead relying heavily on referral partners to provide referrals to new business. In connection with these arrangements, we pay a fee to referral partners for new clients. These referral firms and individuals do not have an exclusive relationship with us. If we are unable to maintain these relationships or if our referral partners increase their fees or lose confidence in our services, we could face declines in our business and additional costs and uncertainties as we attempt to hire and train an internal sales force.

Failure to maintain health insurance coverage or significant increases in the cost of health insurance coverage could adversely affect our business and results of operations.

In 2023 BBSI began offering health insurance benefits as part of our PEO services. Our arrangement with third-party insurers provides health insurance coverage to BBSI’s PEO clients through December 31, 2024, with the possibility of additional annual renewals. If our third-party insurers are unwilling or unable to renew our arrangement in the future, we would need to seek coverage from alternative insurers. If replacement coverage were unavailable or available only on significantly less favorable terms, our business and results of operations would be materially adversely affected. Additionally, if maintaining health insurance coverage becomes significantly more costly due to claims experience or other factors, this could also have a material adverse effect on our business and results of operations.

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

As BBSI began offering health benefits to our PEO clients in 2023, we have access to protected health information ("PHI") of our client employees. Compliance with federal and state regulations such as HIPAA and the HITECH Act is required for handling this PHI. HIPAA imposes limitations on the use and disclosure of PHI, and sets requirements for health data privacy, security, and breach notification. Non-compliance with HIPAA can lead to penalties and fines. Failure to appropriately comply with data security regulations could materially adversely impact our business, reputation, operating results, and financial condition.

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

Risks Related to Our Regulatory Environment

Failure to appropriately interpret and comply with COVID-19 relief programs could materially adversely affect our business, reputation, results of operations and financial condition.

In response to the pandemic, federal and state government agencies have enacted numerous laws and regulatory guidelines designed to help the economy, individuals and employers. Many of these legislative and regulatory programs, including the CARES Act and the American Rescue Plan Act, directly impact the Company and our clients. The guidance surrounding these programs can be limited and has evolved over time. Failure to appropriately interpret and comply with legal and regulatory requirements arising from the COVID-19 pandemic could harm client relationships and result in fines, penalties, and legal or regulatory action, which could have a material adverse effect on our business and reputation. Several of these programs, including the Employee Retention Tax Credit ("ERC"), use payroll tax credits or deferrals as the mechanism to provide benefits to small businesses and employees. As such, when clients and former clients wish to utilize these programs, the associated tax forms must be filed through the PEO, which creates additional administrative effort for the PEO. Because of this process, IRS review of our clients may further result in administrative effort for BBSI. Additionally, determining eligibility for programs such as ERC is complex and is based on company-specific data that PEOs do not possess for their clients. If the IRS denies any of our clients' claims or deems clients who have received ERC through BBSI ineligible, and if the IRS or our clients attempt to hold BBSI liable for these amounts, this could have a material adverse effect on our business, results of operation and financial condition.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

Cybersecurity Risk Management Process

We have developed and continue to enhance our cybersecurity program to help secure our computer systems, software, networks, and data against material risks from cybersecurity threats, and help manage the material cybersecurity risks associated with our use of third-party service providers.

BBSI has integrated cybersecurity risk management into our overall risk management framework to identify, assess, and manage cybersecurity risks. As part of our integrated risk management process, our technology and information security team work closely with our management team on an ongoing basis to identify and respond to cybersecurity threats. Our proactive approach to cybersecurity risk management includes cybersecurity risk assessments performed internally by our IT security team and externally by third-party experts, penetration and vulnerability testing using third-party vendors and tools, tabletop exercises that simulate cybersecurity incidents, cybersecurity awareness training, and internal audit assessments of critical IT controls.

Use of Cybersecurity Experts

Due to the complex and evolving cybersecurity threat landscape, BBSI engages third-party experts to conduct in-depth threat assessments, identify vulnerabilities, monitor and detect threats, and offer strategic insights into our risk management process. Leveraging the knowledge, expertise, and resources of third-party experts, we regularly evaluate our cybersecurity risk management strategy to help us align with best practices and address cybersecurity threats that could impact our ability to achieve our business objectives.

Third-Party Service Provider Risk Management

We utilize third-party service providers for a variety of reasons, including, without limitation, infrastructure and SaaS cloud computing services, technology and business process service providers, content delivery to customers, back-office support, and other functions. Such providers may have access to information about BBSI or that we hold about our customers, associates or vendors.

To mitigate the cybersecurity risk associated with the use of third-party service providers, we tier our third-party service providers based on their risk profile to establish applicable cybersecurity risk review standards and evaluate those providers in accordance with the tiering process. BBSI also relies on its third-party service providers to maintain cybersecurity control environments that address the risks associated with the products and services they provide to BBSI.

Cybersecurity Threats

We are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect BBSI, including our business strategy, results of operations, or financial condition. Despite our efforts to ensure the integrity of our computer systems, software, networks, third-party relationships, and other technology assets, we may not be able to anticipate, detect, or recognize threats to our systems and assets, or to implement effective preventative measures against all cyber threats, given the sophistication of the techniques used. For further discussion, see Item 1A. “Risk Factors – Risks Related to Technology."

Governance

Board Oversight of Cybersecurity Risk

Our Board of Directors has a significant role in the oversight of BBSI’s cybersecurity risk. The Board’s Risk Management Committee provides oversight of BBSI’s enterprise-wide risk management framework, including the strategies, policies, procedures, processes, and systems established by management to identify, assess, measure, monitor, and manage cybersecurity and other risks facing the Company. The Board of Directors also periodically receives reports from third-party consultants on the current cybersecurity threat environment, the results of third-party penetration testing, and the evaluation of the Company’s cybersecurity preparedness.

Management’s Role in Assessing and Managing Cybersecurity Risk

BBSI’s Chief Information Security Officer (“CISO”) leads our enterprise information security program and is primarily responsible for the assessment and management of the Company’s cybersecurity risk. The CISO has extensive experience in information technology and cybersecurity, including at another publicly traded company. The CISO oversees our cybersecurity risk management framework and manages a team of IT security professionals to identify and prioritize cybersecurity risks. The CISO also utilizes the expertise of third-party security partners to provide threat detection support, vulnerability management, incident response, penetration testing, and consulting services.

Ongoing Monitoring and Reporting of Cybersecurity Incidents

The Company has an internal security team, supplemented with third-party security partners, to consistently monitor, detect and respond to potential cybersecurity incidents. The Company has a cybersecurity incident reporting protocol that provides a mechanism for the appropriate members of management and the Board to be made aware of cybersecurity incidents. The Company also requires security awareness training for all employees to enable employees to understand their role in preventing and reporting cybersecurity incidents.

Reporting to the Board of Directors

The CISO and Chief Information Officer (“CIO”) regularly update the Board's Risk Management Committee on cybersecurity risks that the Company faces and the risk mitigation strategies that the Company employs to respond to those risks, with meetings generally occurring quarterly.

Item 2. PROPERTIES

We operate through 44 branches. The following table shows the number of branches in each state. We also lease office space in other locations in our market areas which we use to recruit and place employees.

Number of
Offices	Branches
California	20
Oregon	4
Washington	4
Arizona	2
Colorado	2
Idaho	2
Maryland	2
Nevada	2
Utah	2
Delaware	1
North Carolina	1
Pennsylvania	1
Tennessee	1

On December 31, 2023, our leases had expiration dates ranging from less than one year to seven years. We own our 65,300 square foot corporate headquarters building, which is located in Vancouver, Washington.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the "Common Stock") trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol "BBSI." At February 9, 2024, there were 25 stockholders of record and approximately 8,144 beneficial owners of the Common Stock.

The following table summarizes information related to stock repurchases during the quarter ended December 31, 2023.

	Total		Total Number of	Approximate Dollar Value of
	Number of	Average Price	Shares Repurchased	Shares that May Yet
	Shares	Paid	as Part of Publicly	Be Repurchased
Month	Repurchased	Per Share	Announced Plan (1)	Under the Plan (1)
				(in thousands)
October	-	$-	-	$64,083
November	12,850	108.42	12,850	62,690
December	32,950	112.54	32,950	58,982
Total	45,800		45,800

(1) On July 31, 2023, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning July 31, 2023. The new repurchase program replaces the program approved in February 2022. As of December 31, 2023, the Company had repurchased 161,200 shares at an aggregate purchase price of $16.0 million under the new repurchase program.

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2018 until December 31, 2023, for our Common Stock, The Nasdaq Composite Index, and the S&P 1500 Human Resource & Employment Services Index, a published industry index that is considered reflective of the Company’s peers.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2018 in our Common Stock and the indexes shown, and that dividends are reinvested. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/18	12/19	12/20	12/21	12/22	12/23

Barrett Business Services, Inc.	100.00	160.10	123.44	127.02	174.12	218.98
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
S&P 1500 Human Resource & Employment Services Index	100.00	122.79	123.83	187.16	139.81	148.84

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

With our PEO clients, we enter into a co-employment arrangement in which we become the administrative employer while the client maintains physical care, custody and control of their workforce. Our PEO services are billed as a percentage of client payroll; the gross amount invoiced includes direct payroll costs plus an additional percentage amount to cover employer payroll-related taxes, workers’ compensation coverage (if provided), other service-related costs and a margin. However, actual costs can be higher or lower than anticipated. PEO customers are invoiced following the end of each payroll processing cycle, with payment generally due on the invoice date. Revenues for PEO services exclude direct payroll billings because we are not the primary obligor for those payments.

We generate staffing services revenues primarily from short-term staffing, contract staffing, on-site management and direct placement services. For staffing services other than direct placement, invoiced amounts include direct payroll, an amount intended to cover employer payroll-related taxes, workers’ compensation coverage, other service-related costs and a margin. Staffing customers are invoiced weekly and typically have payment terms of 30 days. Direct placement services are billed at agreed fees at the time of a successful placement.

Our business is concentrated in California, and we expect to continue to derive a majority of our revenues from this market in the future. Revenues generated in our California operations accounted for 72% of our total revenues in 2023, 73% in 2022 and 73% in 2021. Consequently, weakness in economic conditions, changes in the regulatory or insurance environment, or natural disasters or other major disruptive events in California could have a material adverse effect on our financial results.

Our cost of revenues for PEO services includes employer payroll-related taxes, workers’ compensation costs and employee benefits costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and employee benefit costs, which primarily comprises health insurance premiums paid to third-party insurers and underwriting and benefit consultant payroll. Workers’ compensation costs consist primarily of premiums paid to third-party insurers, claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, and risk manager payroll, as well as costs associated with operating our two wholly owned insurance companies, Associated Insurance Company for Excess (“AICE”) and Ecole Insurance Company (“Ecole”).

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

Forward-Looking Information

Statements in this Item or in Items 1, 1A, 3 and 9A of this report include forward-looking statements, which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the lingering effects of the COVID-19 pandemic on our business operations, the competitiveness of our service offerings, the availability of certain fully insured medical and other health and welfare benefits to qualifying worksite employees, our ability to attract and retain clients and to achieve revenue growth, the effect of changes in our mix of services on gross margin, labor market conditions, the adequacy of our workers' compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, expected levels of required surety deposits and letters of credit, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our insured program, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, litigation costs, the effect of changes in the interest rate environment on the value of our investment securities, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company's consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, included in Item 8 of Part II of this report.

	Percentage of Total Net Revenues
($ in thousands)	Years Ended December 31,
	2023		2022		2021
Revenues:
Professional employer services	$982,268	91.9%	$937,363	88.9%	$843,815	88.3%
Staffing services	87,039	8.1	116,963	11.1	111,351	11.7
Total revenues	1,069,307	100.0	1,054,326	100.0	955,166	100.0
Cost of revenues:
Direct payroll costs	65,042	6.1	87,944	8.3	83,821	8.8
Payroll taxes and benefits	555,758	52.0	522,392	49.5	469,888	49.2
Workers’ compensation	205,975	19.2	209,145	19.8	196,949	20.6
Total cost of revenues	826,775	77.3	819,481	77.7	750,658	78.6
Gross margin	242,532	22.7	234,845	22.3	204,508	21.4
Selling, general and administrative expenses	174,772	16.3	169,642	16.1	155,259	16.3
Depreciation and amortization	7,110	0.7	6,228	0.6	5,326	0.6
Income from operations	60,650	5.7	58,975	5.6	43,923	4.6
Other income, net	8,338	0.8	6,328	0.6	6,738	0.7
Income before income taxes	68,988	6.5	65,303	6.2	50,661	5.3
Provision for income taxes	18,376	1.7	18,035	1.7	12,582	1.3
Net income	$50,612	4.8%	$47,268	4.5%	$38,079	4.0%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the years ended December 31, 2023, 2022 and 2021.

	Year Ended
	December 31,
(in thousands)	2023	2022	2021
Gross billings	$7,716,152	$7,393,808	$6,569,986
PEO and staffing wages	6,711,115	6,425,286	5,693,903

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	Percentage of Gross Billings
	Year Ended
	December 31,
	2023	2022	2021
PEO and staffing wages	87.0%	86.9%	86.7%
Payroll taxes and benefits	7.2%	7.0%	7.2%
Workers' compensation	2.7%	2.9%	3.0%
Gross margin	3.1%	3.2%	3.1%

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

	Year Ended
	December 31,
	2023	% Change	2022	% Change	2021
Average WSEs	124,306	1.9%	122,001	8.0%	112,928
Ending WSEs	126,446	3.4%	122,306	5.3%	116,154

Years Ended December 31, 2023 and 2022

Net income for 2023 was $50.6 million compared to net income of $47.3 million for 2022. Diluted net income per share for 2023 was $7.39 compared to diluted income per share of $6.54 for 2022.

Revenue for 2023 totaled $1,069.3 million, an increase of $15.0 million or 1.4% over 2022, which reflects an increase in the Company’s PEO service revenue of $44.9 million or 4.8% and a decrease in staffing services revenue of $29.9 million or 25.6%.

The increase in PEO services revenues was primarily attributable to an increase in average number of WSEs as well as an increase in average billing per WSE.

Gross margin for 2023 totaled $242.5 million or 22.7% of revenue compared to $234.8 million or 22.3% of revenue for 2022. The increase in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for 2023 totaled $65.0 million or 6.1% of revenue compared to $87.9 million or 8.3% of revenue for 2022. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base in 2023 as compared to 2022.

Payroll taxes and benefits for 2023 totaled $555.8 million or 52.0% of revenue compared to $522.4 million or 49.5% of revenue for 2022. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to higher average payroll tax rates in 2023, in addition to PEO client benefit costs of $10.5 million related to the availability of employee benefits to our PEO clients beginning in 2023.

Workers’ compensation expense for 2023 totaled $206.0 million or 19.3% of revenue compared to $209.1 million or 19.8% of revenue for 2022. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to lower workers' compensation costs in the current year as well as favorable prior year liability and premium adjustments of $14.9 million in 2023, compared to prior year liability and premium adjustments of $13.4 million in 2022.

Selling, general and administrative (“SG&A”) expenses for 2023 totaled $174.8 million or 16.3% of revenue compared to $169.6 million or 16.1% of revenue for 2022. The increase as a percentage of revenue was primarily due to the decrease in staffing services within the mix of our customer base. The increase of $5.2 million in SG&A expense was primarily attributable to increased employee-related costs.

Other income, net for 2023 totaled $8.3 million compared to other income of $6.3 million for 2022. The increase was primarily attributable to an increase in investment income in 2023.

Our effective income tax rate for 2023 was 26.6% compared to 27.6% for 2022. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits. See “Note 8 - Income Taxes” to the consolidated financial statements included in Item 8 of Part II of this report for additional information regarding income taxes.

A discussion of our financial condition and results of operations for 2022 compared to 2021 can be found in Part II, Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023.

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

Liquidity and Capital Resources

The Company's cash balance of $74.8 million, which includes cash, cash equivalents, and restricted cash, decreased $32.5 million for the twelve months ended December 31, 2023, compared to an increase of $28.7 million for the comparable period of 2022. The decrease in cash at December 31, 2023 as compared to December 31, 2022 was primarily due to the purchase of investments and restricted investments, decreased workers' compensation claim liabilities, and repurchases of common stock partially offset by increased premium payable, net income, and proceeds from the sale and maturities of investments and restricted investments.

Net cash provided by operating activities in 2023 amounted to $67.2 million, compared to net cash provided of $27.8 million for the comparable period of 2022. In 2023, net cash provided by operating activities was primarily due to increased premium payable of $54.2 million, net income of $50.6 million, and increased accrued payroll, payroll taxes and related benefits of $12.7 million, partially offset by decreased workers’ compensation claims liabilities of $51.2 million.

Net cash used in investing activities totaled $55.2 million in 2023, compared to net cash provided of $61.2 million for the comparable period of 2022. In 2023, net cash used in investing activities consisted primarily of purchase of investments and restricted investments of $71.1 million and purchase of property, equipment and software of $11.8 million, partially offset by proceeds from the sale and maturity of investments and restricted investments of $27.6 million.

Net cash used in financing activities in 2023 was $44.6 million compared to net cash used of $60.2 million for the comparable period of 2022. In 2023, net cash used in financing activities primarily consisted of repurchases of common stock of $34.2 million and dividend payments of $8.1 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $210.9 million and $188.2 million at December 31, 2023 and December 31, 2022, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s consolidated balance sheets.

See “Note 5 - Revolving Credit Facility and Long-Term Debt” to the consolidated financial statements included in Item 8 of Part II of this report for information regarding the Company’s credit agreement with Wells Fargo Bank, N.A.

Contractual Obligations

The Company's contractual obligations as of December 31, 2023 are summarized below:

	As of December 31, 2023
	Payments Due by Period
(in thousands)		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$24,311	$7,571	$10,171	$5,767	$802
Total contractual obligations	$24,311	$7,571	$10,171	$5,767	$802

(1) As of December 31, 2023, the Company has additional operating leases that have not yet commenced of $1.0 million and remaining balances on short-term operating leases of $60,332. In January 2022, the Company paid off all of its long-term debt.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and outstanding borrowings on its line of credit. The Company's investments and restricted investments, which are classified as available-for-sale, consist primarily of fixed-rate debt securities, the fair value of which fluctuates with prevailing interest rates. Our cash equivalents consist primarily of money market funds, which are not meaningfully impacted by interest rate risk. We attempt to limit our investment portfolio's exposure to market risk through low investment turnover and diversification. Based on the Company's overall interest exposure at December 31, 2023, a 50 basis point increase in market interest rates would have a $5.0 million downward effect on the fair value of the Company's investment portfolio. Outstanding borrowings on the Company's line of credit bear interest at a variable market rate, which makes the cost of borrowing on the line of credit susceptible to changing interest rates. At December 31, 2023, the Company had no outstanding borrowings on its line of credit.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Barrett Business Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Given the high degree of judgment required to estimate the value of the workers’ compensation claims liabilities, performing audit procedures to evaluate the workers’ compensation claims liabilities recorded for the year ended December 31, 2023, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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

March 1, 2024

We have served as the Company's auditor since 2016.

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

(In Thousands, Except Par Value)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$71,168	$91,423
Investments	81,027	68,325
Trade accounts receivable, net	171,407	163,838
Income taxes receivable	7,987	—
Prepaid expenses and other	18,443	19,787
Restricted cash and investments	97,470	110,989
Total current assets	447,502	454,362
Property, equipment and software, net	50,295	45,954
Operating lease right-of-use assets	19,898	19,804
Restricted cash and investments	145,583	104,277
Goodwill	47,820	47,820
Other assets	6,222	3,281
Deferred income taxes	4,218	11,440
Total assets	$721,538	$686,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,593	$8,264
Accrued payroll, payroll taxes and related benefits	234,080	222,331
Income taxes payable	—	610
Current operating lease liabilities	6,623	6,957
Current premium payable	35,276	18,920
Other accrued liabilities	9,412	12,683
Workers' compensation claims liabilities	50,006	62,917
Safety incentives liability	1,262	2,049
Total current liabilities	343,252	334,731
Long-term workers' compensation claims liabilities	117,757	153,070
Long-term premium payable	37,812	—
Long-term operating lease liabilities	14,590	14,225
Customer deposits and other long-term liabilities	8,987	7,070
Total liabilities	522,398	509,096
Commitments and contingencies (Notes 5, 7 and 11)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 6,572 and 6,871 shares issued and outstanding in 2023 and 2022, respectively	66	69
Additional paid-in capital	36,940	32,744
Accumulated other comprehensive loss	(20,801)	(27,594)
Retained earnings	182,935	172,623
Total stockholders' equity	199,140	177,842
Total liabilities and stockholders' equity	$721,538	$686,938

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2023, 2022 and 2021

(In Thousands, Except Per Share Amounts)

	Year Ended
	December 31,
	2023	2022	2021
Revenues:
Professional employer services	$982,268	$937,363	$843,815
Staffing services	87,039	116,963	111,351
Total revenues	1,069,307	1,054,326	955,166
Cost of revenues:
Direct payroll costs	65,042	87,944	83,821
Payroll taxes and benefits	555,758	522,392	469,888
Workers' compensation	205,975	209,145	196,949
Total cost of revenues	826,775	819,481	750,658
Gross margin	242,532	234,845	204,508
Selling, general and administrative expenses	174,772	169,642	155,259
Depreciation and amortization	7,110	6,228	5,326
Income from operations	60,650	58,975	43,923
Other income (expense):
Investment income, net	8,643	6,476	7,215
Interest expense	(166)	(141)	(372)
Other, net	(139)	(7)	(105)
Other income, net	8,338	6,328	6,738
Income before income taxes	68,988	65,303	50,661
Provision for income taxes	18,376	18,035	12,582
Net income	$50,612	$47,268	$38,079
Basic income per common share	$7.52	$6.63	$5.05
Weighted average number of basic common shares outstanding	6,731	7,130	7,540
Diluted income per common share	$7.39	$6.54	$5.00
Weighted average number of diluted common shares outstanding	6,849	7,226	7,621

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2023, 2022 and 2021

(In Thousands)

	Year Ended
	December 31,
	2023	2022	2021
Net income	$50,612	$47,268	$38,079
Unrealized gains (losses) on investments, net of tax of $2,596, ($10,958), and ($2,478) in 2023, 2022 and 2021, respectively	6,793	(28,673)	(6,485)
Comprehensive income	$57,405	$18,595	$31,594

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2023, 2022 and 2021

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance, December 31, 2020	7,566	$76	$24,885	$7,564	$165,710	$198,235
Common stock issued on exercise of options and vesting of restricted stock units	106	1	1,155	—	—	1,156
Common stock repurchased on vesting of restricted stock units	(20)	—	(1,465)	—	—	(1,465)
Share-based compensation expense	—	—	5,366	—	—	5,366
Company repurchase of common stock	(237)	(3)	(887)	—	(16,397)	(17,287)
Cash dividends on common stock ($1.20 per share)	—	—	—	—	(9,069)	(9,069)
Unrealized loss on investments, net of tax	—	—	—	(6,485)	—	(6,485)
Net income	—	—	—	—	38,079	38,079
Balance, December 31, 2021	7,415	$74	$29,054	$1,079	$178,323	$208,530
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	84	1	710	—	—	711
Common stock repurchased on vesting of restricted stock units and performance awards	(22)	—	(1,692)	—	—	(1,692)
Share-based compensation expense	—	—	7,390	—	—	7,390
Company repurchase of common stock	(606)	(6)	(2,718)	—	(44,444)	(47,168)
Cash dividends on common stock ($1.20 per share)	—	—	—	—	(8,524)	(8,524)
Unrealized loss on investments, net of tax	—	—	—	(28,673)	—	(28,673)
Net income	—	—	—	—	47,268	47,268
Balance, December 31, 2022	6,871	$69	$32,744	$(27,594)	$172,623	$177,842
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	110	1	701	—	—	702
Common stock repurchased on vesting of restricted stock units and performance awards	(33)	—	(2,993)	—	—	(2,993)
Share-based compensation expense			8,465	—	—	8,465
Company repurchase of common stock	(376)	(4)	(1,977)	—	(32,211)	(34,192)
Cash dividends on common stock ($1.20 per share)	—	—	—	—	(8,089)	(8,089)
Unrealized gain on investments, net of tax	—	—	—	6,793	—	6,793
Net income	—	—	—	—	50,612	50,612
Balance, December 31, 2023	6,572	$66	$36,940	$(20,801)	$182,935	$199,140

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2023, 2022 and 2021

(In Thousands)

	Year Ended
	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$50,612	$47,268	$38,079
Reconciliations of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,110	6,228	5,326
Non-cash operating lease expense	7,036	6,955	8,045
Investment amortization and losses recognized	1,396	1,859	1,433
Loss recognized on disposal of property and equipment	256	139	114
Deferred income taxes	4,626	(2,169)	(347)
Share-based compensation	8,465	7,390	5,366
Changes in certain operating assets and liabilities:
Trade accounts receivable	(7,569)	(8,131)	(37,201)
Income taxes	(8,597)	(1,063)	8,158
Prepaid expenses and other	1,344	(2,181)	(1,645)
Accounts payable	(1,671)	3,779	(261)
Accrued payroll, payroll taxes and related benefits	12,728	24,916	49,739
Other accrued liabilities	(3,390)	3,644	25
Premium payable	54,168	12,081	7,728
Workers' compensation claims liabilities	(51,246)	(64,222)	(77,640)
Safety incentives liability	(787)	(2,273)	(14,505)
Operating lease liabilities	(7,099)	(6,740)	(7,886)
Other assets and liabilities, net	(160)	298	13
Net cash provided by (used in) operating activities	67,222	27,778	(15,459)
Cash flows from investing activities:
Purchase of property, equipment and software	(11,827)	(15,973)	(6,801)
Proceeds from sale of property	120	—	—
Purchase of investments	(4,387)	—	(54,835)
Proceeds from sales and maturities of investments	10,352	18,732	75,256
Purchase of restricted investments	(66,734)	(4,345)	(253,781)
Proceeds from sales and maturities of restricted investments	17,289	62,740	127,298
Net cash (used in) provided by investing activities	(55,187)	61,154	(112,863)
Cash flows from financing activities:
Proceeds from credit-line borrowings	12,313	—	2,718
Payments on credit-line borrowings	(12,313)	—	(2,718)
Payments on long-term debt	—	(3,510)	(221)
Repurchase of common stock	(34,192)	(47,168)	(17,287)
Common stock repurchased on vesting of stock awards	(2,993)	(1,692)	(1,465)
Dividends paid	(8,089)	(8,524)	(9,069)
Proceeds from exercise of stock options and purchase of ESPP	702	711	1,156
Net cash used in financing activities	(44,572)	(60,183)	(26,886)
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,537)	28,749	(155,208)
Cash, cash equivalents and restricted cash, beginning of period	107,378	78,629	233,837
Cash, cash equivalents and restricted cash, end of period	$74,841	$107,378	$78,629

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

We believe this platform, delivered through our decentralized organizational structure, differentiates BBSI from our competitors. The Company supports clients with a local presence in 68 markets throughout the United States. Approximately 72%, 73% and 73%, respectively, of our revenue during 2023, 2022 and 2021 was attributable to our California operations. BBSI was incorporated in Maryland in 1965.

The Company operates a wholly owned, fully licensed captive insurance company, Associated Insurance Company for Excess ("AICE") and a wholly owned, fully licensed insurance company, Ecole. AICE and Ecole provide access to more competitive and cost-effective insurance markets and provide cost-effective risk management. See “Note 4 - Workers’ Compensation Claims” for additional information on the Company’s insurance programs.

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

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes, workers' compensation costs, and employee benefits costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and benefits consist of the employer's portion of Social Security and Medicare taxes, federal and state unemployment taxes, and employee benefit costs, which primarily comprises health insurance premiums paid to third-party insurers and underwriting and benefit consultant payroll. Workers' compensation costs consist primarily of premiums paid to third-party insurers, claims reserves, claims administration fees, legal fees, MCC expense, state administrative agency fees, third-party broker commissions, risk manager payroll, as well as costs associated with operating our two wholly owned insurance companies, AICE and Ecole.

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $885,000 and $893,000 at December 31, 2023 and 2022, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers' payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

Our allowance for doubtful accounts activity is summarized as follows (in thousands):

	2023	2022	2021
Balance at January 1,
Allowance for doubtful accounts	$893	$460	$757
Charges to expense	98	462	193
Write-offs of uncollectible accounts, net of recoveries	(106)	(29)	(490)
Balance at December 31,
Allowance for doubtful accounts	$885	$893	$460

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

We capitalize software development costs incurred during the application development stage, which is the stage when preliminary project planning ends and software development begins. Capitalized costs generally include both internal and external costs associated with coding and testing. Capitalized costs are amortized on a straight-line basis over the estimated useful life, commencing when the software is placed into service. Costs incurred during the preliminary project stage and the post-implementation stage, as well as general and administrative and overhead costs, are expensed as they are incurred.

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

Safety incentives

We accrue for and present expected safety incentives as a reduction of revenue. Safety incentives represent cash incentives paid to certain PEO client companies for maintaining safe work practices and minimizing workplace injuries. The incentive is based on a percentage of annual payroll and is paid annually to customers who meet predetermined workers’ compensation claims cost objectives. Safety incentive payments are made only after closure of all workers' compensation claims incurred during the customer’s contract period. The safety incentive liability is estimated and accrued each month based upon contract year-to-date payroll and the then current amount of the customer’s estimated workers’ compensation claims reserves as established by us and our third-party administrator. In July 2020, the Company began limiting its safety incentive offering in certain markets. The Company provided $1.3 million and $2.0 million at December 31, 2023 and 2022, respectively, as an estimate of the liability for unpaid safety incentives.

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

Statements of cash flows

Interest paid in 2023, 2022 and 2021 did not materially differ from interest expense. Income taxes paid by the Company totaled $22.2 million, $21.0 million, and $4.7 million in 2023, 2022 and 2021, respectively.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our consolidated balance sheets to the amounts reported on the consolidated statements of cash flows (in thousands):

	December 31,	December 31,	December 31,
	2023	2022	2021
Cash and cash equivalents	$71,168	$91,423	$69,405
Restricted cash, included in restricted cash and investments	3,673	15,955	9,224
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$74,841	$107,378	$78,629

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

	Year Ended
	December 31,
	2023	2022	2021
Weighted average number of basic shares outstanding	6,731	7,130	7,540
Effect of dilutive securities	118	96	81
Weighted average number of diluted shares outstanding	6,849	7,226	7,621

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

Reclassifications

To conform to the current period’s presentation, premiums payable to third party insurance carriers of $18.9 million were reclassified from other accrued liabilities to current premium payable in the prior period consolidated balance sheets and premiums payable to third party insurance carriers of $12.1 million and $7.7 million were reclassified from other accrued liabilities to premium payable in the prior period consolidated statements of cash flows as of December 31, 2022 and 2021, respectively.

Recent accounting pronouncements

The following Accounting Standards Updates (ASUs) have been recently issued by the Financial Accounting Standards Board (FASB).

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which expands annual and interim reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. All disclosure requirements under the new guidance are also required for public entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are evaluating the impact of applying this new accounting guidance to our financial statement disclosures.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU applies to all entities subject to income taxes. The new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. We are evaluating the impact of applying this new accounting guidance to our income tax disclosures.

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

The following table summarizes the Company’s investments at December 31, 2023 and 2022 measured at fair value on a recurring basis (in thousands):

	December 31, 2023			December 31, 2022
		Unrealized
		Gains	Recorded		Unrealized	Recorded
	Cost	(Losses)	Basis	Cost	Losses	Basis
Current:
Cash equivalents:
Money market funds	$19,539	$—	$19,539	$40,296	$—	$40,296
Total cash equivalents	19,539	—	19,539	40,296	—	40,296
Investments:
Corporate bonds	34,472	(3,159)	31,313	38,489	(5,181)	33,308
Asset backed securities	13,659	(187)	13,472	13,709	(737)	12,972
U.S. government agency securities	12,830	(408)	12,422	7,369	(302)	7,067
U.S. treasuries	12,448	(1,253)	11,195	—	—	—
Mortgage backed securities	13,084	(2,454)	10,630	16,135	(3,139)	12,996
Emerging markets	2,003	(8)	1,995	2,044	(62)	1,982
Total current investments	88,496	(7,469)	81,027	77,746	(9,421)	68,325
Restricted cash and investments (1):
U.S. treasuries	109,020	(6,415)	102,605	66,479	(9,222)	57,257
Corporate bonds	82,481	(8,454)	74,027	81,993	(11,296)	70,697
Mortgage backed securities	42,077	(5,216)	36,861	46,138	(6,045)	40,093
U.S. government agency securities	16,863	(1,199)	15,664	26,479	(2,156)	24,323
Mutual funds	8,941	—	8,941	6,301	—	6,301
Asset backed securities	799	—	799	9	—	9
Money market funds	337	—	337	646	—	646
Emerging markets	200	2	202	—	—	—
Total restricted cash and investments	260,718	(21,282)	239,436	228,045	(28,719)	199,326
Total investments	$368,753	$(28,751)	$340,002	$346,087	$(38,140)	$307,947

(1) Included in restricted cash and investments within the consolidated balance sheets as of December 31, 2023 and 2022 is restricted cash of $3.6 million and $15.9 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company's investments at December 31, 2023 and 2022 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	December 31, 2023					December 31, 2022
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$19,539	$—	$—	$—	$19,539	$40,296	$—	$—	$—	$40,296
Investments:
Corporate bonds	31,313	—	31,313	—	—	33,308	—	33,308	—	—
Asset backed securities	13,472	—	13,472	—	—	12,972	—	12,972	—	—
U.S. government agency securities	12,422	—	12,422	—	—	7,067	—	7,067	—	—
U.S. treasuries	11,195	—	11,195	—	—	—	—	—	—	—
Mortgage backed securities	10,630	—	10,630	—	—	12,996	—	12,996	—	—
Emerging markets	1,995	—	1,995	—	—	1,982	—	1,982	—	—
Restricted cash and investments:
U.S. treasuries	102,605	—	102,605	—	—	57,257	—	57,257	—	—
Corporate bonds	74,027	—	74,027	—	—	70,697	—	70,697	—	—
Mortgage backed securities	36,861	—	36,861	—	—	40,093	—	40,093	—	—
U.S. government agency securities	15,664	—	15,664	—	—	24,323	—	24,323	—	—
Mutual funds	8,941	8,941	—	—	—	6,301	6,301	—	—	—
Asset backed securities	799	—	799	—	—	9	—	9	—	—
Money market funds	337	—	—	—	337	646	—	—	—	646
Emerging markets	202	—	202	—	—	—	—	—	—	—
Total investments	$340,002	$8,941	$311,185	$—	$19,876	$307,947	$6,301	$260,704	$—	$40,942

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

The following table summarizes the contractual maturities of the Company’s available for sale securities at December 31, 2023 and 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The table also includes money market funds, which are classified as cash and cash equivalents on the Company’s consolidated balance sheets.

	December 31, 2023
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
U.S. treasuries	$55,955	$32,706	$25,139	$—	$113,800
Corporate bonds	6,859	67,731	30,574	176	105,340
U.S. government agency securities	39	27,018	1,029	—	28,086
Money market funds	19,876	—	—	—	19,876
Asset backed securities	—	799	12,182	1,290	14,271
Emerging markets	1,995	—	202	—	2,197
Total	$84,724	$128,254	$69,126	$1,466	$283,570

	December 31, 2022
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$646	$50,439	$52,920	$—	$104,005
U.S. treasuries	440	3,405	53,412	—	57,257
Money market funds	40,539	—	—	—	40,539
U.S. government agency securities	3,943	24,025	3,422	—	31,390
Asset backed securities	—	9	2,113	10,859	12,981
Emerging markets	—	1,982	—	—	1,982
Total	$45,568	$79,860	$111,867	$10,859	$248,154

The average contractual maturity of mortgage backed securities, which are excluded from the table above, was 23 years and 24 years as of December 31, 2023 and 2022, respectively.

Note 3 - Property, Equipment and Software

Property, equipment and software consists of the following (in thousands):

	December 31,
	2023	2022
Buildings	$18,449	$16,862
Equipment, furniture and fixtures	24,093	24,407
Computer hardware and software	6,109	6,408
Software development costs	34,620	28,631
	83,271	76,308
Less accumulated depreciation and amortization	(34,466)	(31,844)
	48,805	44,464
Land	1,490	1,490
	$50,295	$45,954

We recognized $3.6 million, $3.4 million and $3.1 million in depreciation expense associated with our property and equipment in 2023, 2022 and 2021, respectively. We recognized $3.5 million, $2.8 million, and $2.2 million in amortization of capitalized software development costs in 2023, 2022 and 2021, respectively. We capitalized $6.0 million, $5.3 million and $5.0 million of software development costs in 2023, 2022 and 2021, respectively.

Note 4 - Workers' Compensation Claims

The following table summarizes the aggregate workers' compensation reserve activity (in thousands):

	Years Ended December 31,
	2023	2022	2021
Beginning balance
Workers' compensation claims liabilities	$215,987	$279,407	$357,746
Add: claims expense accrual
Current period	16,731	19,146	75,786
Prior periods	(12,147)	(11,337)	(9,225)
	4,584	7,809	66,561
Less: claim payments related to
Current period	3,260	4,450	15,063
Prior periods	52,570	67,581	129,138
	55,830	72,031	144,201
Change in claims incurred in excess of retention limits	3,022	802	(699)
Ending balance
Workers' compensation claims liabilities	$167,763	$215,987	$279,407

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

Effective July 1, 2021, the Company entered into a new arrangement for its insured program, whereby third-party insurers assumed all risk of loss for claims incurred from July 1, 2021 to June 30, 2022 (the “2021-2022 Policy”). The arrangement for the insured program was extended for claims incurred from July 1, 2022 to June 30, 2023 (the “2022-2023 Policy”) and for claims incurred from July 1, 2023 to June 30, 2024 (the “2023-2024 Policy”).

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

For the above policies, premium amounts incurred but not paid are classified as either current or long-term based on the expected timing of the payments and are recorded in current premium payable and long-term premium payable on the consolidated balance sheets.

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

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $210.9 million and $188.2 million at December 31, 2023 and December 31, 2022, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s consolidated balance sheets.

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

The states of Maryland, California, Oregon, Colorado, Washington, and Delaware required the Company to maintain collateral totaling $48.1 million and $54.5 million at December 31, 2023 and 2022, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At December 31, 2023, the Company provided surety bonds totaling $48.1 million.

Claims liabilities

The Company provided a total of $167.8 million and $216.0 million at December 31, 2023 and 2022, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $6.0 million and $3.0 million on December 31, 2023 and 2022, respectively, represent case reserves and IBNR in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from insurance carriers of $6.0 million and $3.0 million at December 31, 2023 and 2022, respectively, included in other assets in the consolidated balance sheets.

Note 5 - Revolving Credit Facility and Long-Term Debt

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the "Bank") for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $25.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate ("SOFR") plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2023 and 2022. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company's workers' compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At December 31, 2023, the Company was in compliance with all covenants.

Note 6 - Benefit Plans

We have a 401(k) Retirement Savings Plan for the benefit of our eligible employees. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. We make matching contributions to the 401(k) plan under a safe harbor provision. The determination of any discretionary Company contributions to the plan is at the sole discretion of our Board of Directors. No discretionary Company contributions were made to the plan for the years ended December 31, 2023, 2022 and 2021. We made matching contributions of $2.4 million, $2.1 million and $1.9 million in 2023, 2022 and 2021, respectively.

The Company allows certain highly compensated employees of the Company to defer compensation under a nonqualified deferred compensation plan. The long-term portion of the deferred compensation plan liability was $7.9 million and $5.8 million at December 31, 2023 and 2022, respectively, and is recorded in customer deposits and other long-term liabilities on the consolidated balance sheets. The current portion of the deferred compensation plan liability was $1.1 million and $1.0 million at December 31, 2023 and 2022, respectively, and is recorded in other accrued liabilities on the consolidated balance sheets. The fair value of the long-term portion of this plan was $7.9 million and $6.7 million at December 31, 2023 and 2022, respectively, and is recorded in noncurrent restricted cash and investments on the consolidated balance sheets. The fair value of the current portion of this plan was $1.1 million and $1.0 million at December 31, 2023 and 2022, respectively, and is recorded in current restricted cash and investments on the consolidated balance sheets.

Note 7 - Leases

The Company primarily leases office buildings under operating leases which are included in Operating lease right-of-use (“ROU”) assets, Current operating lease liabilities, and Long-term operating lease liabilities on the consolidated balance sheets. The Company’s leases have remaining terms of 1 to 7 years.

Information related to the Company's total lease costs was as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Operating lease cost	$7,894	$7,747
Variable lease cost	1,229	1,310
Short-term lease cost	208	165
Total lease cost	$9,331	$9,222

Information related to the Company's ROU assets and related lease liabilities was as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for operating lease liabilities	$7,933	$7,607
Right-of-use assets obtained in exchange for new operating lease obligations	7,270	6,591

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	3.8 years	3.8 years
Weighted-average discount rate	4.7%	4.1%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2023 (in thousands):

2024	$7,411
2025	5,580
2026	4,313
2027	3,259
2028	2,213
Thereafter	449
Total undiscounted future minimum lease payments	23,225
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	2,012
Total operating lease liabilities	$21,213
Current operating lease liabilities	$6,623
Long-term operating lease liabilities	14,590
Total operating lease liabilities	$21,213

The Company has additional operating leases of $1.0 million that have not commenced as of December 31, 2023, and as such, have not been recognized in the Company’s Consolidated Balance Sheets. These operating leases are expected to commence in 2024 with lease terms of 7 years.

Note 8 - Income Taxes

The provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$11,896	$14,683	$9,527
State	1,854	5,529	3,408
	13,750	20,212	12,935
Deferred:
Federal	2,784	(1,096)	143
State	1,842	(1,081)	(496)
	4,626	(2,177)	(353)
Total provision	$18,376	$18,035	$12,582

Deferred income tax assets and liabilities consist of the following components (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Tax effect of unrealized losses (gains), net	$7,969	$10,565
Workers' compensation claims liabilities	6,709	9,632
Deferred compensation	6,149	7,347
Operating lease liability	5,813	5,813
Equity based compensation	907	743
Other	579	1,314
	28,126	35,414
Less: valuation allowance	65	—
	28,061	35,414
Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(9,180)	(8,914)
Tax amortization of goodwill	(8,441)	(9,377)
Operating lease right-of-use	(5,452)	(5,316)
Other	(770)	(367)
	(23,843)	(23,974)
Net deferred income taxes	$4,218	$11,440

The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

	Year Ended December 31,
	2023	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.3	5.4	4.5
Nondeductible expenses and other, net	1.7	1.5	0.5
Other, net	0.2	—	—
Federal and state tax credits	(0.1)	(0.5)	(2.1)
Adjustment for final positions on filed returns	(0.5)	0.2	0.9
Effective tax rate	26.6%	27.6%	24.8%

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely-than-not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended at both December 31, 2023 and December 31, 2022.

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

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for tax years before 2017. As of December 31, 2023, total gross unrecognized tax benefits, excluding interest and penalties, of $0.8 million would affect the Company's effective tax rate if recognized in future periods. The Company does not anticipate any material changes to the reserve in the next 12 months. The Company had unrecognized tax benefit of $0.6 million as of December 31, 2022 and no material unrecognized tax benefit as of December 31, 2021.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At December 31, 2023, the Company had no state operating loss carryforwards. At December 31, 2023, the Company did not have a federal general business tax credit carryforward or an alternative minimum tax credit carryforward.

Note 9 - Stock Incentive Plans

The Company's 2020 Stock Incentive Plan (the "2020 Plan"), which provides for share-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by stockholders on May 27, 2020. The 2020 Plan replaced the Company’s 2015 Stock Incentive Plan (the “2015 Plan”), and no new share-based awards may be granted under the 2015 Plan. On June 5, 2023, the Company's stockholders approved an increase in the number of shares of common stock reserved for issuance under the 2020 Plan from 375,000 to 725,000. The number of shares available for grants of awards at December 31, 2023 was 312,398.

Share-based compensation expense included in selling, general and administrative expenses during the years ended December 31, 2023, 2022 and 2021, was $8.5 million, $7.4 million and $5.4 million, respectively. Related income tax benefits for the years ended December 31, 2023, 2022 and 2021, were $1.6 million, $1.2 million and $1.3 million, respectively.

Stock Options

Outstanding stock options generally vest over either four or eight years and expire ten years after the date of grant.

A summary of the status of the Company’s stock options at December 31, 2023, together with changes during the periods then ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term (Years)	(In Thousands)
Outstanding at December 31, 2022	101,125	$70.81	—	—
Options exercised	(1,125)	2.05	—	—
Outstanding at December 31, 2023	100,000	71.59	3.65	4,421
Exercisable at December 31, 2023	40,000	$55.65	2.78	$2,406

No stock options were granted during the years ended December 31, 2023, 2022 and 2021.

The intrinsic value of stock options exercised for the years ended December 31, 2023, 2022 and 2021 was $0.1 million, $0.2 million, and $1.7 million, respectively. The fair value of stock options vested for the year ended December 31, 2022 was $728,000. No stock options vested during the year ended December 31, 2023 or 2021. As of December 31, 2023, unrecognized compensation expense related to stock options was $1.5 million with a weighted average remaining amortization period of 2.2 years.

Restricted Stock Units

Restricted stock units generally vest in four equal annual installments beginning one year following the date of grant.

The following table presents restricted stock unit activity:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested at December 31, 2022	210,982	$68.33
Granted	89,934	87.94
Vested	(76,127)	67.60
Cancelled/Forfeited	(5,511)	70.37
Nonvested at December 31, 2023	219,278	$76.57

The total fair value of restricted stock units vested during the years ended December 31, 2023, 2022 and 2021 was $5.1 million, $4.5 million and $3.6 million, respectively. As of December 31, 2023, unrecognized compensation expense related to restricted stock units was $12.7 million with a weighted average remaining amortization period of 2.7 years.

Performance Share Units

Performance share units (“PSUs”) are granted to key employees of the Company and are conditioned on attaining financial performance metrics specified in each award. Each award is subject to upward or downward adjustment depending on whether achievement of the financial metrics is above or below the target level, with a maximum payout of up to 200% of the target number of shares covered by the award.

PSUs vest on the date that the Compensation Committee determines the level of attainment of the specified financial metrics, generally measured over a three-year period.

The following table presents PSU activity:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested at December 31, 2022	53,968	$65.13
Granted	30,695	83.77
Vested	(23,369)	69.17
Nonvested at December 31, 2023	61,294	$72.93

The total grant date fair value of PSUs vested during the years ended December 31, 2023, 2022 and 2021 was $1.6 million, $259,000, and $276,000, respectively.

Employee Stock Purchase Plan

The Company offers employees the right to purchase shares at a discount from the market price under the Company’s 2019 Employee Stock Purchase Plan. Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 15% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the fair market value at the end of the offering period. As of December 31, 2023, approximately 264,000 shares were reserved for future issuance under the 2019 Employee Stock Purchase Plan.

Note 10 - Stock Repurchase Program

The Company maintains a stock repurchase program approved by the Board of Directors, which authorizes the repurchase of shares from time to time in open market purchases. On July 31, 2023, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning July 31, 2023. The new repurchase program replaces the program approved in February 2022. The Company repurchased 375,114, 605,937 and 237,587 shares at an aggregate purchase price of $34.2 million, $47.2 million, and $17.3 million during 2023, 2022 and 2021, respectively.

In addition, shares of restricted stock units withheld to satisfy tax-withholding obligations from the vesting of restricted stock units were 32,888, 23,113 and 20,308 in 2023, 2022 and 2021, respectively, which are not subject to the current repurchase program. See “Note 5. Revolving Credit Facility and Long-Term Debt” for related restrictions on share repurchases.

Note 11 - Litigation

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

In addition to the matter above, BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation. For all other cases not discussed above, management has recorded estimated liabilities totaling $0.4 million in other accrued liabilities in the consolidated balance sheets.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2023.

Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is a process designed by, or under the supervision of, our CEO and our CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP in the United States of America. Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our ICFR based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting has also been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report included below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Barrett Business Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Barrett Business Services, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 1, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 1, 2024

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the captions “Director Compensation for 2023” and “Executive Compensation” in the Proxy Statement.

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

Exhibits

The following exhibits are filed or furnished herewith or incorporated by reference and this list is intended to constitute the exhibit index.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Charter of the Registrant, as amended, through May 31, 2018.	10-Q	0-21886	3.1	8/8/2018

3.2	Bylaws of the Registrant, as amended through May 27, 2020.	10-Q	0-21886	3.1	8/5/2020

4.1	Third Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”), dated as of March 1, 2022.	10-K	0-21886	4.1	3/7/2022

4.2	First Amendment, effective as of June 12, 2023, to Third Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association.	10-Q	0-21886	4.1	8/3/2023

4.3	Amended and Restated Security Agreement: Business Assets, dated as of March 1, 2022, between the Registrant and Wells Fargo.	10-K	0-21886	4.2	3/7/2022

4.4	Amended and Restated Standby Letter of Credit Agreement dated as of June 20, 2018, between the Registrant and Wells Fargo.	10-Q	0-21886	4.4	8/8/2018

4.5	Fifth Amended and Restated Revolving Line of Credit Note effective June 12, 2023 of the Registrant.	10-Q	0-21886	4.2	8/3/2023

4.6	Description of the Registrant's Capital Stock.	8-K	0-21886	4.1	6/26/2020

10.1*	2009 Stock Incentive Plan of the Registrant (the “2009 Plan”).	10-Q	0-21886	10.2	8/10/2009

10.2*	2015 Stock Incentive Plan of the Registrant (the "2015 Plan").	8-K	0-21886	10.1	6/2/2015

10.3*	Amended and Restated 2020 Stock Incentive Plan of the Registrant (the "2020 Plan").	8-K	0-21886	10.1	6/8/2023

10.4*	Form of Performance Share Award Agreement under the 2020 Plan.	10-Q	0-21886	10.1	8/4/2021

10.5*	Nonqualified Stock Option Award Agreement between the Registrant and Thomas J. Carley dated July 1, 2016.	10-Q	0-21886	10.5	11/9/2016

10.6*	Form of Employee Nonqualified Stock Option Award Agreement for grants to Gerald R. Blotz and Gary E. Kramer effective March 28, 2018, under the 2015 Plan.	10-Q	0-21886	10.2	8/8/2018

10.7*	Form of Incentive Stock Option Award Agreement relating to February 2, 2015, grants under the 2009 Plan.	10-K	0-21886	10.11	5/26/2016

10.8*	Form of Restricted Stock Units Award Agreement for Executive Officers for awards granted beginning in 2018 under the 2015 Plan.	10-Q	0-21886	10.3	8/8/2018

10.9*	Form of Restricted Stock Units Award Agreement for Executive Officers under the 2020 Plan.	10-Q	0-21886	10.1	11/4/2020

10.10*	Form of Restricted Stock Units Award Agreement for Non-Employee Directors under the 2020 Plan.	10-Q	0-21886	10.2	11/4/2020

10.11*	Summary of Compensatory Arrangements for Non-Employee Directors of the Registrant effective January 1, 2024.					X

10.12*	Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan.	10-Q	0-21886	10.8	8/9/2017

10.13*	First and Second Amendments to the Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan.	10-Q	0-21886	10.1	5/7/2019

10.14*	Form of Restricted Stock Units Award Agreement under Nonqualified Deferred Compensation Plan.	10-Q	0-21886	10.1	5/8/2018

10.15*	Form of Restricted Stock Units Award Agreement under Nonqualified Deferred Compensation Plan for grants beginning July 1, 2020.	10-Q	0-21886	10.3	11/4/2020

10.16*	Employment Agreement between the Registrant and Gary Kramer Jr., dated April 22, 2020.	8-K	0-21886	10.2	4/24/2020

10.17*	Employment Agreement between the Registrant and Gerald Blotz, dated April 22, 2020.	8-K	0-21886	10.3	4/24/2020

10.18*	Employment Agreement between the Registrant and Anthony Harris, dated April 22, 2020.	8-K	0-21886	10.4	4/24/2020

10.19*	Employment Agreement between the Registrant and James Potts, dated August 14, 2020.	10-K	0-21886	10.30	3/8/2021

10.20*	Amended Death Benefit Agreement entered into by the Registrant and Gerald L. Blotz effective October 30, 2020.	10-K	0-21886	10.31	3/8/2021

10.21*	Death Benefit Agreement entered into by the Registrant and Anthony Harris effective June 30, 2020.	10-Q	0-21886	10.7	8/5/2020

10.22*	Amended Death Benefit Agreement entered into by the Registrant and Gary Kramer effective June 30, 2020.	10-Q	0-21886	10.8	8/5/2020

10.23*	Death Benefit Agreement entered into by the Registrant and James Potts effective October 30, 2020.	10-K	0-21886	10.34	3/8/2021

10.24*	Barrett Business Services, Inc. Amended and Restated Annual Cash Incentive Award Plan.	10-K	0-21886	10.45	3/5/2019

10.25*	Form of Indemnification Agreement with each outside director of Barrett Business Services, Inc.	10-Q	0-21886	10.2	8/4/2021

21.	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).					X

32.	Certification pursuant to 18 U.S.C. Section 1350.					X

97.1	Executive Compensation Recovery Policy					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Coverage Page Interactive Data File (embedded within the Inline XBRL document).	X

* Denotes a management contract or a compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: March 1, 2024	By:	/s/ Anthony J. Harris
Anthony J. Harris Executive Vice President and Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of March, 2024.

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