Form 10-Q
period 2024-03-31
BARRETT BUSINESS SERVICES INC
filed 2024-05-02
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of April 17, 2024, 6,541,799 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$51,267	$71,168
Investments	72,410	81,027
Trade accounts receivable, net	200,368	171,407
Income taxes receivable	7,727	7,987
Prepaid expenses and other	18,513	18,443
Restricted cash and investments	125,010	97,470
Total current assets	475,295	447,502
Property, equipment and software, net	51,222	50,295
Operating lease right-of-use assets	20,719	19,898
Restricted cash and investments	141,609	145,583
Goodwill	47,820	47,820
Other assets	6,346	6,222
Deferred income taxes	4,789	4,218
Total assets	$747,800	$721,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,697	$6,593
Accrued payroll, payroll taxes and related benefits	256,061	234,080
Current operating lease liabilities	6,345	6,623
Current premium payable	65,820	35,276
Other accrued liabilities	7,516	10,674
Workers' compensation claims liabilities	46,555	50,006
Total current liabilities	387,994	343,252
Long-term workers' compensation claims liabilities	111,499	117,757
Long-term premium payable	33,435	37,812
Long-term operating lease liabilities	15,594	14,590
Customer deposits and other long-term liabilities	9,689	8,987
Total liabilities	558,211	522,398
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 20,500 shares authorized, 6,536 and 6,572 shares issued and outstanding	65	66
Additional paid-in capital	37,696	36,940
Accumulated other comprehensive loss	(22,297)	(20,801)
Retained earnings	174,125	182,935
Total stockholders' equity	189,589	199,140
Total liabilities and stockholders' equity	$747,800	$721,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Professional employer services	$246,189	$232,307
Staffing services	19,593	22,360
Total revenues	265,782	254,667
Cost of revenues:
Direct payroll costs	14,717	16,871
Payroll taxes and benefits	161,895	144,582
Workers' compensation	49,603	51,670
Total cost of revenues	226,215	213,123
Gross margin	39,567	41,544
Selling, general and administrative expenses	42,414	41,226
Depreciation and amortization	1,852	1,677
Loss from operations	(4,699)	(1,359)
Other income (expense):
Investment income, net	3,274	2,315
Interest expense	(44)	(38)
Other, net	66	36
Other income, net	3,296	2,313
(Loss) income before income taxes	(1,403)	954
(Benefit from) provision for income taxes	(1,267)	135
Net (loss) income	$(136)	$819
Basic (loss) income per common share	$(0.02)	$0.12
Weighted average number of basic common shares outstanding	6,570	6,866
Diluted (loss) income per common share	$(0.02)	$0.12
Weighted average number of diluted common shares outstanding	6,570	6,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2024	2023
Net (loss) income	$(136)	$819
Unrealized (losses) gains on investments, net of tax of ($571) and $1,397 in 2024 and 2023, respectively	(1,496)	3,652
Comprehensive (loss) income	$(1,632)	$4,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2024

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, December 31, 2023	6,572	$66	$36,940	$(20,801)	$182,935	$199,140
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	35	—	376	—	—	376
Common stock repurchased on vesting of restricted stock units and performance awards	(12)	—	(1,456)	—	—	(1,456)
Share-based compensation expense	—	—	2,187	—	—	2,187
Company repurchases of common stock	(59)	(1)	(351)	—	(6,704)	(7,056)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(1,970)	(1,970)
Unrealized loss on investments, net of tax	—	—	—	(1,496)	—	(1,496)
Net loss	—	—	—	—	(136)	(136)
Balance, March 31, 2024	6,536	$65	$37,696	$(22,297)	$174,125	$189,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2023

(Unaudited)

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	(Loss)	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, December 31, 2022	6,871	$69	$32,744	$(27,594)	$172,623	$177,842
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	31	—	339	—	—	339
Common stock repurchased on vesting of restricted stock units and performance awards	(11)	—	(1,005)	—	—	(1,005)
Share-based compensation expense	—	—	1,928	—	—	1,928
Company repurchases of common stock	(91)	(1)	(447)	—	(7,582)	(8,030)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(2,067)	(2,067)
Unrealized gain on investments, net of tax	—	—	—	3,652	—	3,652
Net income	—	—	—	—	819	819
Balance, March 31, 2023	6,800	$68	$33,559	$(23,942)	$163,793	$173,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(136)	$819
Reconciliations of net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,852	1,677
Non-cash lease expense	1,711	1,756
Net investment (accretion) amortization	(396)	237
Share-based compensation	2,187	1,928
Changes in certain operating assets and liabilities:
Trade accounts receivable	(28,961)	(24,175)
Income taxes	260	112
Prepaid expenses and other	(70)	(818)
Accounts payable	(896)	(2,880)
Accrued payroll, payroll taxes and related benefits	22,048	13,944
Other accrued liabilities	(3,135)	(1,224)
Premium payable	26,167	(1,413)
Workers' compensation claims liabilities	(9,835)	(14,412)
Operating lease liabilities	(1,806)	(1,819)
Other assets and liabilities, net	(11)	(247)
Net cash provided by (used in) operating activities	8,979	(26,515)
Cash flows from investing activities:
Purchase of property, equipment and software	(2,779)	(2,995)
Proceeds from sales and maturities of investments	8,290	233
Purchase of restricted investments	(4,649)	(1,725)
Proceeds from sales and maturities of restricted investments	13,253	2,446
Net cash provided by (used in) investing activities	14,115	(2,041)
Cash flows from financing activities:
Repurchases of common stock	(7,056)	(8,030)
Common stock repurchased on vesting of stock awards	(1,456)	(1,005)
Dividends paid	(1,970)	(2,067)
Proceeds from exercise of stock options and purchase of ESPP	376	339
Net cash used in financing activities	(10,106)	(10,763)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,988	(39,319)
Cash, cash equivalents and restricted cash, beginning of period	74,841	107,378
Cash, cash equivalents and restricted cash, end of period	$87,829	$68,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The accompanying condensed financial statements are prepared on a consolidated basis. All intercompany account balances and transactions have been eliminated in consolidation. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K at pages 33 - 61. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes, workers’ compensation costs and employee benefits costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and employee benefit costs, which primarily comprise health insurance premiums paid to third-party insurers and underwriting and benefit consultant payroll. Workers’ compensation costs consist primarily of premiums paid to third-party insurers, claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, and risk manager payroll, as well as costs associated with operating our two wholly owned insurance companies, Associated Insurance Company for Excess (“AICE”) and Ecole Insurance Company (“Ecole”).

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

Allowance for doubtful accounts

The Company had an allowance for doubtful accounts of $0.9 million at March 31, 2024 and December 31, 2023. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Statements of cash flows

Interest paid during the three months ended March 31, 2024 and 2023 did not materially differ from interest expense. Income taxes paid by the Company during the three months ended March 31, 2024 and 2023 totaled $0.04 million and $0.01 million, respectively.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$51,267	$71,168	$52,635	$91,423
Restricted cash, included in restricted cash and investments	36,562	3,673	15,424	15,955
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$87,829	$74,841	$68,059	$107,378

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

	Three Months Ended
	March 31,
	2024	2023
Weighted average number of basic shares outstanding	6,570	6,866
Effect of dilutive securities	—	119
Weighted average number of diluted shares outstanding	6,570	6,985

As a result of the net loss for the three months ended March 31, 2024, 135,405 potential common shares have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Accounting estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are used for fair value measurement of investments, allowance for doubtful accounts, deferred income taxes, carrying values for goodwill and property, equipment and software, and accrued workers’ compensation liabilities. Actual results may or may not differ from such estimates.

Reclassifications

To conform to the current period’s presentation, safety incentives liability of $1.3 million was reclassified to other accrued liabilities in the prior period condensed consolidated balance sheets, and net cash outflows related to safety incentives liability of $0.3 million was reclassified to other accrued liabilities in the prior period condensed consolidated statements of cash flows. Additionally, to conform the current period’s presentation to reclassifications made in 2023, net cash outflows associated with premiums payable to third party insurance carriers of $1.4 million were reclassified from other accrued liabilities to premium payable in the prior period condensed consolidated statements of cash flows.

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

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at March 31, 2024 and December 31, 2023 measured at fair value on a recurring basis (in thousands):

	March 31, 2024			December 31, 2023

		Gross			Gross
		Unrealized	Recorded		Unrealized	Recorded
		(Losses)			(Losses)
	Cost	Gains	Basis	Cost	Gains	Basis
Current:
Cash equivalents:
Money market funds	$18,549	$—	$18,549	$19,539	$—	$19,539
Total cash equivalents	18,549	—	18,549	19,539	—	19,539
Investments:
Corporate bonds	32,319	(3,123)	29,196	34,472	(3,159)	31,313
U.S. government agency securities	12,806	(395)	12,411	12,830	(408)	12,422
U.S. treasuries	12,451	(1,369)	11,082	12,448	(1,253)	11,195
Mortgage backed securities	12,908	(2,677)	10,231	13,084	(2,454)	10,630
Asset backed securities	9,647	(157)	9,490	13,659	(187)	13,472
Emerging markets	—	—	—	2,003	(8)	1,995
Total current investments	80,131	(7,721)	72,410	88,496	(7,469)	81,027
Restricted cash and investments (1):
U.S. treasuries	125,052	(7,032)	118,020	109,020	(6,415)	102,605
Corporate bonds	82,816	(9,022)	73,794	82,481	(8,454)	74,027
Mortgage backed securities	42,418	(5,874)	36,544	42,077	(5,216)	36,861
U.S. government agency securities	16,854	(1,170)	15,684	16,863	(1,199)	15,664
Mutual funds	9,641	—	9,641	8,941	—	8,941
Asset backed securities	799	(2)	797	799	—	799
Emerging markets	200	3	203	200	2	202
Money market funds	107	—	107	337	—	337
Total restricted cash and investments	277,887	(23,097)	254,790	260,718	(21,282)	239,436
Total investments	$376,567	$(30,818)	$345,749	$368,753	$(28,751)	$340,002

(1) Included in restricted cash and investments within the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 is restricted cash of $11.8 million and $3.6 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at March 31, 2024 and December 31, 2023 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	March 31, 2024				December 31, 2023
	Total				Total
	Recorded				Recorded
	Basis	Level 1	Level 2	Other (1)	Basis	Level 1	Level 2	Other (1)
Cash equivalents:
Money market funds	$18,549	$—	$—	$18,549	$19,539	$—	$—	$19,539
Investments:
Corporate bonds	29,196	—	29,196	—	31,313	—	31,313	—
U.S. government agency securities	12,411	—	12,411	—	12,422	—	12,422	—
U.S. treasuries	11,082	—	11,082	—	11,195	—	11,195	—
Mortgage backed securities	10,231	—	10,231	—	10,630	—	10,630	—
Asset backed securities	9,490	—	9,490	—	13,472	—	13,472	—
Emerging markets	—	—	—	—	1,995	—	1,995	—
Restricted cash and investments:
U.S. treasuries	118,020	—	118,020	—	102,605	—	102,605	—
Corporate bonds	73,794	—	73,794	—	74,027	—	74,027	—
Mortgage backed securities	36,544	—	36,544	—	36,861	—	36,861	—
U.S. government agency securities	15,684	—	15,684	—	15,664	—	15,664	—
Mutual funds	9,641	9,641	—	—	8,941	8,941	—	—
Asset backed securities	797	—	797	—	799	—	799	—
Emerging markets	203	—	203	—	202	—	202	—
Money market funds	107	—	—	107	337	—	—	337
Total investments	$345,749	$9,641	$317,452	$18,656	$340,002	$8,941	$311,185	$19,876

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at March 31, 2024 and December 31, 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The table also includes money market funds, which are classified as cash and cash equivalents on the Company’s consolidated balance sheets.

	March 31, 2024
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
U.S. treasuries	$71,700	$32,671	$24,731	—	$129,102
Corporate bonds	4,920	67,561	30,339	170	102,990
U.S. government agency securities	39	27,018	1,038	—	28,095
Money market funds	18,656	—	—	—	18,656
Asset backed securities	—	797	8,199	1,291	10,287
Emerging markets	—	—	203	—	203
Total	$95,315	$128,047	$64,510	$1,461	$289,333

	December 31, 2023
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
U.S. treasuries	$55,955	$32,706	$25,139	$—	$113,800
Corporate bonds	6,859	67,731	30,574	176	105,340
U.S. government agency securities	39	27,018	1,029	—	28,086
Money market funds	19,876	—	—	—	19,876
Asset backed securities	—	799	12,182	1,290	14,271
Emerging markets	1,995	—	202	—	2,197
Total	$84,724	$128,254	$69,126	$1,466	$283,570

The average contractual maturity of mortgage backed securities, which are excluded from the table above, was 21 and 23 years as of March 31, 2024 and December 31, 2023, respectively.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Beginning balance
Workers' compensation claims liabilities	$167,763	$215,987
Add: claims expense accrual
Current period	3,600	4,362
Prior periods	(2,992)	(1,114)
	608	3,248
Less: claim payments related to
Current period	954	180
Prior periods	9,489	17,480
	10,443	17,660

Change in claims incurred in excess of retention limits	126	66
Ending balance
Workers' compensation claims liabilities	$158,054	$201,641

Insured program

The Company provides workers’ compensation coverage for client employees primarily through arrangements with fully licensed, third-party insurers (the “insured program”). Under this program, carriers issue policies or afford coverage to the Company’s clients under a program maintained by the Company. Approximately 85% of the Company’s workers’ compensation exposure is covered through the insured program.

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

For the above policies, premium amounts incurred but not paid are recorded as either current or long-term premium payable on the consolidated balance sheets based on the expected timing of the payments.

For claims incurred under the insured program prior to July 1, 2021, the Company retains risk of loss up to the first $3.0 million per occurrence on policies issued after June 30, 2020 and $5.0 million per occurrence on policies issued before that date.

Claim obligations for policies issued under the insured program between February 1, 2014 and June 30, 2018 were removed through loss portfolio transfers in 2020 and 2021.

The following is a summary of the risk retained by the Company under its insured program after considering the effects of the loss portfolio transfers and current insurance arrangements:

Year	Claims risk retained
2014	No
2015	No
2016	No
2017	No
2018 (1)	No
2019 (1)	Yes
2020	Yes
2021 - Through June 30	Yes
2021 - July 1 and after	No
2022	No
2023	No
2024	No

(1) The loss portfolio transfers excluded approximately 10% of claims from 2018 and included an approximately offsetting amount of claims from 2019.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $234.2 million and $210.9 million at March 31, 2024 and December 31, 2023, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

Self-insured programs

The Company is a self-insured employer with respect to workers' compensation coverage for all employees, including employees of PEO clients that elect to participate in our workers’ compensation program, working in Colorado, Maryland, Ohio, and Oregon. In the state of Washington, state law allows only the Company's staffing services and internal management employees to be covered under the Company's self-insured workers' compensation program. The Company also operates a wholly owned, fully licensed insurance company, Ecole, which provides workers’ compensation coverage to client employees working in Arizona and Utah. Approximately 15% of the Company’s workers’ compensation exposure is covered through self-insurance or Ecole (the “self-insured programs”).

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $48.1 million at both March 31, 2024 and December 31, 2023 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At March 31, 2024, the Company provided surety bonds totaling $48.1 million.

Claims liabilities

The Company provided a total of $158.1 million and $167.8 million at March 31, 2024 and December 31, 2023, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $6.1 million and $6.0 million at March 31, 2024 and December 31, 2023, respectively, represent case reserves and IBNR in excess of the Company’s retention. The accrual for costs incurred in excess of retention limits is offset by a receivable from insurance carriers of $6.1 million and $6.0 million at March 31, 2024 and December 31, 2023, respectively, included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains an agreement (the "Agreement") with Wells Fargo Bank, N.A. (the "Bank") for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $25.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2024 and December 31, 2023. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment.

The Agreement requires the satisfaction of certain financial covenants as follows:

•
adjusted free cash flow [net profit after taxes plus interest expense (net of capitalized interest), depreciation expense, and amortization expense, less dividends/distributions] not less than $10 million as of each fiscal quarter end, determined on a rolling 4-quarter basis; and
•
tangible net worth [aggregate of total stockholders' equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals] not less than $50 million at each fiscal quarter end.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company's workers' compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At March 31, 2024, the Company was in compliance with all covenants.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely-than-not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended March 31, 2024.

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

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for tax years before 2017. As of March 31, 2024 and December 31, 2023, total gross unrecognized tax benefits, excluding interest and penalties, of $0.5 million and $0.8 million, respectively, would affect the Company's effective tax rate if recognized in future periods. The Company does not anticipate any material changes to the reserve in the next 12 months.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At March 31, 2024, the Company had no state operating loss carryforwards. At March 31, 2024, the Company did not have a federal general business tax credit carryforward or an alternative minimum tax credit carryforward.

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

In addition to the matter above, BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation. For all other cases not discussed above, management has recorded estimated liabilities totaling $0.1 million in other accrued liabilities in the condensed consolidated balance sheets.

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

Business Organization We operate a decentralized delivery model using operationally focused business teams, typically located within 50 miles of our client companies. These teams are led by experienced business generalists and include senior-level professionals with expertise in human resources, organizational development, risk mitigation and workplace safety, recruiting, employee benefits, and various types of administration, including payroll. These teams are responsible for growth and profitability of their operations, and for providing strategic leadership, guidance and expert consultation to our client companies. The decentralized structure fosters autonomous decision-making in which business teams deliver plans that closely align with the objectives of each business owner client. We support clients with a local presence in 68 markets throughout the United States.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended
	March 31,
	2024		2023
Revenues:
Professional employer services	$246,189	92.6%	$232,307	91.2%
Staffing services	19,593	7.4	22,360	8.8
Total revenues	265,782	100.0	254,667	100.0
Cost of revenues:
Direct payroll costs	14,717	5.5	16,871	6.6
Payroll taxes and benefits	161,895	60.9	144,582	56.8
Workers’ compensation	49,603	18.7	51,670	20.3
Total cost of revenues	226,215	85.1	213,123	83.7
Gross margin	39,567	14.9	41,544	16.3
Selling, general and administrative expenses	42,414	16.0	41,226	16.2
Depreciation and amortization	1,852	0.7	1,677	0.7
Loss from operations	(4,699)	(1.8)	(1,359)	(0.6)
Other income, net	3,296	1.2	2,313	0.9
(Loss) income before income taxes	(1,403)	(0.6)	954	0.3
(Benefit from) provision for income taxes	(1,267)	(0.5)	135	0.1
Net (loss) income	$(136)	(0.1)%	$819	0.2%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three months ended March 31, 2024 and 2023.

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2024	2023
Gross billings	$1,907,549	$1,789,218
PEO and staffing wages	$1,656,443	$1,551,352

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)
	Percentage of Gross Billings
	Three Months Ended
	March 31,
	2024	2023
PEO and staffing wages	86.8%	86.7%
Payroll taxes and benefits	8.5%	8.1%
Workers' compensation	2.6%	2.9%
Gross margin	2.1%	2.3%

The presentation of revenue on a net basis and the relative contributions of PEO and staffing services revenue can create volatility in our gross margin as a percentage of revenue. Generally, a relative increase in PEO services revenue will result in a higher gross margin as a percentage of revenue. Improvement in gross margin percentage occurs because incremental client services revenue dollars are reported as revenue net of all related direct payroll costs.

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

	(Unaudited)
	Three Months Ended
	March 31,
	2024	% Change	2023	% Change
Average WSEs	123,050	3.1%	119,313	2.7%
Ending WSEs	124,785	2.8%	121,363	2.9%

Three Months Ended March 31, 2024 and 2023

Net loss for the first quarter of 2024 amounted to $0.1 million compared to net income of $0.8 million for the first quarter of 2023. Diluted net loss per share for the first quarter of 2024 was $0.02 compared to diluted net income per share of $0.12 for the first quarter of 2023.

Revenue for the first quarter of 2024 totaled $265.8 million, an increase of $11.1 million or 4.4% over the first quarter of 2023, which reflects an increase in the Company’s PEO services revenue of $13.9 million or 6.0% and a decrease in staffing services revenue of $2.8 million or 12.4%.

The increase in PEO services revenue was primarily attributable to an increase in average number of WSEs as well as an increase in average billing per WSE.

Gross margin for the first quarter of 2024 totaled $39.6 million or 14.9% of revenue compared to $41.5 million or 16.3% of revenue for the first quarter of 2023. The separate components of gross margin are discussed below.

Direct payroll costs for the first quarter of 2024 totaled $14.7 million or 5.5% of revenue compared to $16.9 million or 6.6% of revenue for the first quarter of 2023. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the first quarter of 2023.

Payroll taxes and benefits for the first quarter of 2024 totaled $161.9 million or 60.9% of revenue compared to $144.6 million or 56.8% of revenue for the first quarter of 2023. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to higher average payroll tax rates in the first quarter of 2024 and PEO client benefit costs of $6.6 million in the first quarter of 2024 compared to $1.4 million in the first quarter of 2023.

Workers’ compensation expense for the first quarter of 2024 totaled $49.6 million or 18.7% of revenue compared to $51.7 million or 20.3% of revenue for the first quarter of 2023. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to favorable prior year liability and premium adjustments of $3.0 million in the first quarter of 2024, compared to favorable prior year liability and premium adjustments of $1.1 million in the first quarter of 2023.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2024 totaled $42.4 million or 16.0% of revenue compared to $41.2 million or 16.2% of revenue for the first quarter of 2023. The decrease as a percentage of revenue was primarily the result of decreased employee-related costs as a percentage of revenue.

Other income, net for the first quarter of 2024 totaled $3.3 million compared to other income, net of $2.3 million for the first quarter of 2023. The increase was primarily attributable to an increase in investment income in the first quarter of 2024.

Our effective income tax rate for the first quarter of 2024 was 90.3% compared to 14.2% for the first quarter of 2023. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $87.8 million, which includes cash, cash equivalents, and restricted cash, increased $13.0 million for the three months ended March 31, 2024, compared to a decrease of $39.3 million for the comparable period of 2023. The increase in cash at March 31, 2024 as compared to December 31, 2023 was primarily due to increased premium payable, increased accrued payroll, payroll taxes and related benefits, and proceeds from sales and maturities of restricted and unrestricted cash and investments, partially offset by increased trade accounts receivable, decreased workers’ compensation claims liabilities, repurchases of common stock, and purchases of investments and restricted investments.

Net cash provided by operating activities for the three months ended March 31, 2024 amounted to $9.0 million, compared to cash used of $26.5 million for the comparable period of 2023. For the three months ended March 31, 2024, net cash provided by operating activities was primarily due to increased premium payable of $26.2 million and increased accrued payroll, payroll taxes and related benefits of $22.0 million, partially offset by increased trade accounts receivable of $29.0 million and decreased workers’ compensation claims liabilities of $9.8 million.

Net cash provided by investing activities for the three months ended March 31, 2024 totaled $14.1 million, compared to cash used of $2.0 million for the comparable period of 2023. For the three months ended March 31, 2024, net cash provided by investing activities consisted of proceeds from sales and maturities of investments and restricted investments of $21.5 million, partially offset by purchases of restricted investments of $4.6 million and purchases of property, equipment and software of $2.8 million.

Net cash used in financing activities for the three months ended March 31, 2024 was $10.1 million, compared to cash used of $10.8 million for the comparable period of 2023. For the three months ended March 31, 2024, net cash used in financing activities primarily consisted of repurchases of common stock of $7.1 million and dividend payments of $2.0 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $234.2 million and $210.9 million at March 31, 2024 and December 31, 2023, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

See “Note 4 – Revolving Credit Facility and Long-Term Debt” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for additional information regarding the Company’s credit agreement with Wells Fargo Bank, N.A.

Forward-Looking Information

Statements in this report include forward-looking statements which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the lingering effects of the COVID-19 pandemic on our business operations, the competitiveness of our service offerings, the availability of certain fully insured medical and other health and welfare benefits to qualifying worksite employees, our ability to attract and retain clients and to achieve revenue growth, the effect of changes in our mix of services on gross margin, labor market conditions, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, expected levels of required surety deposits and letters of credit, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our insured program, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, litigation costs, the effect of changes in the interest rate environment on the value of our investment securities, the adequacy of our allowance for doubtful accounts, and the potential for and effect of acquisitions.

All our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include: our ability to retain current clients and attract new clients; difficulties associated with integrating clients into our operations; economic trends in our service areas; the potential for material deviations from expected future workers’ compensation claims experience; changes in the workers’ compensation regulatory environment in our primary markets; security breaches or failures in the Company’s information technology systems; collectability of accounts receivable; changes in executive management; changes in effective payroll tax rates and federal and state income tax rates; the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results); the effects of inflation on our operating expenses and those of our clients; the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business; the effect of conditions in the global capital markets on our investment portfolio; and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our insured program. Additional risk factors affecting our business are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 1, 2024. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and outstanding borrowings on its line of credit. The Company's investments and restricted investments, which are classified as available-for-sale, consist primarily of fixed-rate debt securities, the fair value of which fluctuates with prevailing interest rates. Our cash equivalents consist primarily of money market funds, which are not meaningfully impacted by interest rate risk. We attempt to limit our investment portfolio's exposure to market risk through low investment turnover and diversification. Based on the Company’s overall interest exposure at March 31, 2024, a 50 basis point increase in market interest rates would have a $4.8 million downward effect on the fair value of the Company’s investment portfolio. Outstanding borrowings on the Company's line of credit bear interest at a variable market rate, which makes the cost of borrowing on the line of credit susceptible to changing interest rates. At March 31, 2024, the Company had no outstanding borrowings on its line of credit.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 1, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended March 31, 2024.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (in thousands) (1)
January	8,500	$112.28	8,500	$58,027
February	—	—	—	58,027
March	50,377	121.11	50,377	51,926
Total	58,877		58,877

(1) On July 31, 2023, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning July 31, 2023. The new repurchase program replaces the program approved in February 2022. As of March 31, 2024, the Company had repurchased 220,077 shares at an aggregate purchase price of $23.1 million under the new repurchase program.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: May 1, 2024	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer