Form 10-Q
period 2024-06-30
BARRETT BUSINESS SERVICES INC
filed 2024-08-01
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of July 17, 2024, 26,137,737 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$40,348	$71,168
Investments	70,100	81,027
Trade accounts receivable, net	211,565	171,407
Income taxes receivable	1,184	7,987
Prepaid expenses and other	17,459	18,443
Restricted cash and investments	80,818	97,470
Total current assets	421,474	447,502
Property, equipment and software, net	54,240	50,295
Operating lease right-of-use assets	20,278	19,898
Restricted cash and investments	133,617	145,583
Goodwill	47,820	47,820
Other assets	6,352	6,222
Deferred income taxes	4,806	4,218
Total assets	$688,587	$721,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,396	$6,593
Accrued payroll, payroll taxes and related benefits	250,630	234,080
Current operating lease liabilities	6,245	6,623
Current premium payable	16,134	35,276
Other accrued liabilities	10,496	10,674
Workers' compensation claims liabilities	44,929	50,006
Total current liabilities	332,830	343,252
Long-term workers' compensation claims liabilities	104,701	117,757
Long-term premium payable	27,127	37,812
Long-term operating lease liabilities	15,220	14,590
Customer deposits and other long-term liabilities	9,748	8,987
Total liabilities	489,626	522,398
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 82,000 shares authorized, 25,949 and 26,290 shares issued and outstanding (1)	259	263
Additional paid-in capital (1)	38,882	36,743
Accumulated other comprehensive loss	(22,340)	(20,801)
Retained earnings	182,160	182,935
Total stockholders' equity	198,961	199,140
Total liabilities and stockholders' equity	$688,587	$721,538

(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in June 2024. See Note 1, Basis of Presentation of Interim Period Statements for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Professional employer services	$259,887	$244,256	$506,076	$476,563
Staffing services	19,764	20,374	39,357	42,734
Total revenues	279,651	264,630	545,433	519,297
Cost of revenues:
Direct payroll costs	14,693	15,110	29,410	31,981
Payroll taxes and benefits	148,810	134,109	310,705	278,691
Workers' compensation	48,251	48,365	97,854	100,035
Total cost of revenues	211,754	197,584	437,969	410,707
Gross margin	67,897	67,046	107,464	108,590
Selling, general and administrative expenses	45,577	43,808	87,991	85,034
Depreciation and amortization	1,912	1,729	3,764	3,406
Income from operations	20,408	21,509	15,709	20,150
Other income (expense):
Investment income, net	3,069	2,129	6,343	4,444
Interest expense	(44)	—	(88)	(38)
Other, net	27	19	93	55
Other income, net	3,052	2,148	6,348	4,461
Income before income taxes	23,460	23,657	22,057	24,611
Provision for income taxes	6,759	6,641	5,492	6,776
Net income	$16,701	$17,016	$16,565	$17,835
Basic income per common share (1)	$0.64	$0.63	$0.63	$0.65
Weighted average number of basic common shares outstanding (1)	26,067	27,005	26,174	27,235
Diluted income per common share (1)	$0.62	$0.62	$0.62	$0.64
Weighted average number of diluted common shares outstanding (1)	26,765	27,500	26,794	27,721

(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in June 2024. See Note 1, Basis of Presentation of Interim Period Statements for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	June 30,
	2024	2023
Net income	$16,701	$17,016
Unrealized losses on investments, net of tax of ($16) and ($775) in 2024 and 2023, respectively	(43)	(2,028)
Comprehensive income	$16,658	$14,988

	Six Months Ended
	June 30,
	2024	2023
Net income	$16,565	$17,835
Unrealized (losses) gains on investments, net of tax of ($588) and $620 in 2024 and 2023, respectively	(1,539)	1,624
Comprehensive income	$15,026	$19,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2024

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares (1)	Amount (1)	Capital (1)	Loss	Earnings	Total
Balance, December 31, 2023	26,290	$263	$36,743	$(20,801)	$182,935	$199,140
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	140	1	375	—	—	376
Common stock repurchased on vesting of restricted stock units and performance awards	(50)	(1)	(1,455)	—	—	(1,456)
Share-based compensation expense	—	—	2,187	—	—	2,187
Company repurchases of common stock	(236)	(2)	(350)	—	(6,704)	(7,056)
Cash dividends on common stock ($0.075 per share)	—	—	—	—	(1,970)	(1,970)
Unrealized loss on investments, net of tax	—	—	—	(1,496)	—	(1,496)
Net loss	—	—	—	—	(136)	(136)
Balance, March 31, 2024	26,144	$261	$37,500	$(22,297)	$174,125	$189,589
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	41	—	7	—	—	7
Common stock repurchased on vesting of restricted stock units and performance awards	(13)	—	(397)	—	—	(397)
Share-based compensation expense	—	—	2,106	—	—	2,106
Company repurchases of common stock	(223)	(2)	(334)	—	(6,711)	(7,047)
Cash dividends on common stock ($0.075 per share)	—	—	—	—	(1,955)	(1,955)
Unrealized loss on investments, net of tax	—	—	—	(43)	—	(43)
Net income	—	—	—	—	16,701	16,701
Balance, June 30, 2024	25,949	$259	$38,882	$(22,340)	$182,160	$198,961

(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in June 2024. See Note 1, Basis of Presentation of Interim Period Statements for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2023

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares (1)	Amount (1)	Capital (1)	Loss	Earnings	Total
Balance, December 31, 2022	27,483	$275	$32,538	$(27,594)	$172,623	$177,842
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	122	1	338	—	—	339
Common stock repurchased on vesting of restricted stock units and performance awards	(43)	—	(1,005)	—	—	(1,005)
Share-based compensation expense	—	—	1,928	—	—	1,928
Company repurchases of common stock	(362)	(4)	(444)	—	(7,582)	(8,030)
Cash dividends on common stock ($0.075 per share)	—	—	—	—	(2,067)	(2,067)
Unrealized gain on investments, net of tax	—	—	—	3,652	—	3,652
Net income	—	—	—	—	819	819
Balance, March 31, 2023	27,200	$272	$33,355	$(23,942)	$163,793	$173,478
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	50	—	2	—	—	2
Common stock repurchased on vesting of restricted stock units and performance awards	(14)	—	(304)	—	—	(304)
Share-based compensation expense	—	—	1,963	—	—	1,963
Company repurchases of common stock	(492)	(5)	(640)	—	(9,500)	(10,145)
Cash dividends on common stock ($0.075 per share)	—	—	—	—	(2,013)	(2,013)
Unrealized loss on investments, net of tax	—	—	—	(2,028)	—	(2,028)
Net income	—	—	—	—	17,016	17,016
Balance, June 30, 2023	26,744	$267	$34,376	$(25,970)	$169,296	$177,969

(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in June 2024. See Note 1, Basis of Presentation of Interim Period Statements for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$16,565	$17,835
Reconciliations of net income to net cash used in operating activities:
Depreciation and amortization	3,764	3,406
Non-cash lease expense	3,308	3,514
Net investment (accretion) amortization and (gains) losses recognized	(498)	468
Share-based compensation	4,293	3,891
Changes in certain operating assets and liabilities:
Trade accounts receivable	(40,158)	(34,217)
Income taxes	6,803	3,881
Prepaid expenses and other	984	2,162
Accounts payable	(2,197)	(2,563)
Accrued payroll, payroll taxes and related benefits	16,776	16,507
Other accrued liabilities	(434)	(3,992)
Premium payable	(29,827)	(5,363)
Workers' compensation claims liabilities	(18,265)	(24,902)
Operating lease liabilities	(3,436)	(3,592)
Other assets and liabilities, net	(31)	(232)
Net cash used in operating activities	(42,353)	(23,197)
Cash flows from investing activities:
Purchase of property, equipment and software	(7,709)	(5,806)
Purchase of investments	—	(188)
Proceeds from sales and maturities of investments	10,607	514
Purchase of restricted investments	(7,650)	(11,454)
Proceeds from sales and maturities of restricted investments	61,758	10,571
Net cash provided by (used in) investing activities	57,006	(6,363)
Cash flows from financing activities:
Proceeds from credit-line borrowings	415	—
Payments on credit-line borrowings	(415)	—
Repurchases of common stock	(14,103)	(18,175)
Common stock repurchased on vesting of stock awards	(1,853)	(1,309)
Dividends paid	(3,925)	(4,080)
Proceeds from exercise of stock options and purchase of ESPP	383	341
Net cash used in financing activities	(19,498)	(23,223)
Net decrease in cash, cash equivalents and restricted cash	(4,845)	(52,783)
Cash, cash equivalents and restricted cash, beginning of period	74,841	107,378
Cash, cash equivalents and restricted cash, end of period	$69,996	$54,595

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

On June 4, 2024, we amended our Charter to increase the number of authorized shares of common stock from 20,500,000 shares to 82,000,000 shares, and our Board of Directors declared a four-for-one split of the Company’s common stock effected in the form of a stock dividend (the “2024 Stock Split”). Each stockholder of record at the close of business on June 14, 2024 received a dividend of three additional shares of common stock for each then-held share, distributed after close of trading on June 21, 2024. All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the 2024 Stock Split. The shares of common stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from additional paid-in capital to common stock.

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

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes, workers’ compensation costs and employee benefits costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes consist of the employer’s portion of Social Security and Medicare taxes and federal and state unemployment taxes. Benefit costs primarily comprise health insurance premiums paid to third-party carriers as part of our fully insured PEO benefits programs and underwriting and benefit consultant payroll. Workers’ compensation costs consist primarily of premiums paid to third-party insurers, claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, and risk manager payroll, as well as costs associated with operating our two wholly owned insurance companies, Associated Insurance Company for Excess (“AICE”) and Ecole Insurance Company (“Ecole”).

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

Investments

The Company classifies investments as available-for-sale. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive loss in stockholders’ equity. Investments are recorded as current on the condensed consolidated balance sheets as the invested funds are available for current operations. Management considers available evidence in evaluating potential impairment of investments, including the extent to which fair value is less than cost and adverse conditions related to the security. In the event of a credit loss, an allowance would be recognized to the extent that the fair value of the security is less than the present value of the expected future cash flows. Realized gains and losses on sales of investments are included in investment income in our condensed consolidated statements of operations.

Restricted cash and investments

The Company holds restricted cash and investments primarily for the future payment of insurance premiums and workers’ compensation claims. These investments are categorized as available-for-sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive loss in stockholders’ equity. Restricted cash and investments are classified as current and noncurrent on the condensed consolidated balance sheets based on the nature of the restriction. Management considers available evidence in evaluating potential impairment of restricted investments, including the extent to which fair value is less than cost and adverse conditions related to the security. In the event of a credit loss, an allowance would be recognized to the extent that the fair value of the security is less than the present value of the expected future cash flows. Realized gains and losses on sales of restricted investments are included in investment income in our condensed consolidated statements of operations.

Restricted cash and investments also includes investments held as part of the Company’s deferred compensation plan. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported as a component of income from operations.

Allowance for expected credit losses

The Company had an allowance for expected credit losses of $0.9 million at June 30, 2024 and December 31, 2023. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for expected credit losses. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Statements of cash flows

Interest paid during the six months ended June 30, 2024 and 2023 did not materially differ from interest expense. Income taxes paid by the Company during the six months ended June 30, 2024 and 2023 totaled $0.26 million and $2.84 million, respectively.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$40,348	$71,168	$48,347	$91,423
Restricted cash, included in restricted cash and investments	29,648	3,673	6,248	15,955
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$69,996	$74,841	$54,595	$107,378

Basic and diluted earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding for each year using the treasury method. Diluted earnings per share reflect the potential effects of the issuance of shares in connection with the exercise of outstanding stock options, vesting of outstanding restricted stock units and performance share units, and the Company’s employee stock purchase plan. Basic and diluted shares outstanding adjusted to reflect the 2024 Stock Split are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted average number of basic shares outstanding	26,067	27,005	26,174	27,235
Effect of dilutive securities	698	495	620	486
Weighted average number of diluted shares outstanding	26,765	27,500	26,794	27,721

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

Reclassifications

To conform to the current period’s presentation, safety incentives liability of $1.3 million was reclassified to other accrued liabilities in the prior period condensed consolidated balance sheets, and net cash outflows related to safety incentives liability of $0.4 million was reclassified to other accrued liabilities in the prior period condensed consolidated statements of cash flows. Additionally, to conform the current period’s presentation to reclassifications made in 2023, net cash outflows associated with premiums payable to third party insurance carriers of $5.4 million were reclassified from other accrued liabilities to premium payable in the prior period condensed consolidated statements of cash flows.

All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the 2024 Stock Split. To conform to the current period’s presentation, additional paid-in-capital of $0.2 million was reclassified to common stock in the prior period condensed consolidated balance sheets.

Recent accounting pronouncements

The following Accounting Standards Updates (ASUs) have been issued recently by the Financial Accounting Standards Board (FASB).

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which expands annual and interim reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. All disclosure requirements under the new guidance are also required for public entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. When adopted, the requirements will be applied retrospectively to all prior periods presented in the financial statements. We are evaluating the impact of applying this new accounting guidance to our financial statement disclosures.

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

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at June 30, 2024 and December 31, 2023 measured at fair value on a recurring basis (in thousands):

	June 30, 2024			December 31, 2023

		Gross			Gross
		Unrealized	Recorded		Unrealized	Recorded
		(Losses)			(Losses)
	Cost	Gains	Basis	Cost	Gains	Basis
Current:
Cash equivalents:
Money market funds	$3,334	$—	$3,334	$19,539	$—	$19,539
Total cash equivalents	3,334	—	3,334	19,539	—	19,539
Investments:
Corporate bonds	32,258	(3,033)	29,225	34,472	(3,159)	31,313
U.S. government agency securities	12,782	(398)	12,384	12,830	(408)	12,422
U.S. treasuries	12,454	(1,348)	11,106	12,448	(1,253)	11,195
Mortgage-backed securities	12,611	(2,727)	9,884	13,084	(2,454)	10,630
Asset backed securities	7,634	(133)	7,501	13,659	(187)	13,472
Emerging markets	—	—	—	2,003	(8)	1,995
Total current investments	77,739	(7,639)	70,100	88,496	(7,469)	81,027
Restricted cash and investments (1):
Corporate bonds	82,685	(8,950)	73,735	82,481	(8,454)	74,027
U.S. treasuries	54,962	(7,016)	47,946	109,020	(6,415)	102,605
Mortgage-backed securities	42,971	(6,080)	36,891	42,077	(5,216)	36,861
U.S. government agency securities	16,844	(1,191)	15,653	16,863	(1,199)	15,664
Mutual funds	9,999	—	9,999	8,941	—	8,941
Asset backed securities	1,094	(2)	1,092	799	—	799
Money market funds	247	—	247	337	—	337
Emerging markets	200	—	200	200	2	202
Total restricted cash and investments	209,002	(23,239)	185,763	260,718	(21,282)	239,436
Total investments	$290,075	$(30,878)	$259,197	$368,753	$(28,751)	$340,002

(1) Included in restricted cash and investments within the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 is restricted cash of $28.7 million and $3.6 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at June 30, 2024 and December 31, 2023 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	June 30, 2024				December 31, 2023
	Total				Total
	Recorded				Recorded
	Basis	Level 1	Level 2	Other (1)	Basis	Level 1	Level 2	Other (1)
Cash equivalents:
Money market funds	$3,334	$—	$—	$3,334	$19,539	$—	$—	$19,539
Investments:
Corporate bonds	29,225	—	29,225	—	31,313	—	31,313	—
U.S. government agency securities	12,384	—	12,384	—	12,422	—	12,422	—
U.S. treasuries	11,106	—	11,106	—	11,195	—	11,195	—
Mortgage-backed securities	9,884	—	9,884	—	10,630	—	10,630	—
Asset backed securities	7,501	—	7,501	—	13,472	—	13,472	—
Emerging markets	—	—	—	—	1,995	—	1,995	—
Restricted cash and investments:
Corporate bonds	73,735	—	73,735	—	74,027	—	74,027	—
U.S. treasuries	47,946	—	47,946	—	102,605	—	102,605	—
Mortgage-backed securities	36,891	—	36,891	—	36,861	—	36,861	—
U.S. government agency securities	15,653	—	15,653	—	15,664	—	15,664	—
Mutual funds	9,999	9,999	—	—	8,941	8,941	—	—
Asset backed securities	1,092	—	1,092	—	799	—	799	—
Money market funds	247	—	—	247	337	—	—	337
Emerging markets	200	—	200	—	202	—	202	—
Total investments	$259,197	$9,999	$245,617	$3,581	$340,002	$8,941	$311,185	$19,876

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at June 30, 2024 and December 31, 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The table also includes money market funds, which are classified as cash and cash equivalents on the Company’s consolidated balance sheets.

	June 30, 2024
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$4,319	$68,730	$29,744	$167	$102,960
U.S. treasuries	1,639	40,945	16,468	—	59,052
U.S. government agency securities	4,949	22,049	1,039	—	28,037
Asset backed securities	—	1,092	6,210	1,291	8,593
Money market funds	3,581	—	—	—	3,581
Emerging markets	—	—	200	—	200
Total	$14,488	$132,816	$53,661	$1,458	$202,423

	December 31, 2023
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
U.S. treasuries	$55,955	$32,706	$25,139	$—	$113,800
Corporate bonds	6,859	67,731	30,574	176	105,340
U.S. government agency securities	39	27,018	1,029	—	28,086
Money market funds	19,876	—	—	—	19,876
Asset backed securities	—	799	12,182	1,290	14,271
Emerging markets	1,995	—	202	—	2,197
Total	$84,724	$128,254	$69,126	$1,466	$283,570

The average contractual maturity of mortgage-backed securities, which are excluded from the table above, was 22 and 23 years as of June 30, 2024 and December 31, 2023, respectively.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning balance
Workers' compensation claims liabilities	$158,054	$201,641	$167,763	$215,987
Add: claims expense incurred
Current period	3,699	3,482	7,299	7,844
Prior periods	(1,830)	(1,580)	(4,822)	(2,694)
Total claims expense incurred	1,869	1,902	2,477	5,150
Less: claim payments related to
Current period	1,565	585	2,519	765
Prior periods	8,734	11,807	18,223	29,287
Total claim payments	10,299	12,392	20,742	30,052

Change in claims incurred in excess of retention limits	6	671	132	737
Ending balance
Workers' compensation claims liabilities	$149,630	$191,822	$149,630	$191,822

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

Effective July 1, 2021, the Company entered into a fully insured arrangement for its insured program, whereby third-party insurers assume substantially all risk of loss for claims incurred under the program. This fully insured arrangement has been extended annually and covers claims incurred between July 1, 2021 and June 30, 2025, with an option to renew through June 30, 2026.

Each annual fully insured policy allows for BBSI to participate in savings if claims develop favorably up to a maximum per policy year ranging from $20.5 million to $28.5 million, depending on the policy period. For only the policy period from July 1, 2021 to June 30 2022, BBSI can also incur additional premium up to $7.5 million if claims develop adversely. No additional premium can be charged based on claim performance for other policy years.

Premiums incurred but not paid are recorded as either current or long-term premium payable on the consolidated balance sheets based on the expected timing of the payments.

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

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $181.3 million and $210.9 million at June 30, 2024 and December 31, 2023, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $47.0 million and $48.1 million at June 30, 2024 and December 31, 2023 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At June 30, 2024, the Company provided surety bonds totaling $47.0 million.

Claims liabilities

The Company provided a total of $149.6 million and $167.8 million at June 30, 2024 and December 31, 2023, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $6.1 million and $6.0 million at June 30, 2024 and December 31, 2023, respectively, represent case reserves and IBNR in excess of the Company’s retention. The accrual for costs incurred in excess of retention is offset by a receivable from insurance carriers of $6.1 million and $6.0 million at June 30, 2024 and December 31, 2023, respectively, included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains an agreement (the "Agreement") with Wells Fargo Bank, N.A. (the "Bank") for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $25.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at June 30, 2024 and December 31, 2023. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment. The revolving credit facility will mature on July 1, 2026, unless extended.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company's workers' compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At June 30, 2024, the Company was in compliance with all covenants.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely-than-not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended June 30, 2024. At June 30, 2024 and December 31, 2023, the Company had not recorded a valuation allowance against its deferred tax assets.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service (the "IRS") is examining the Company’s federal tax returns for the years ended December 31, 2017 through 2021. BBSI received notices that the IRS intends to disallow certain wage-based tax credits claimed for the years 2017 through 2021, which could result in estimated total additional taxes of $8.0 million and penalties of $1.9 million. The Company disagrees with the IRS determination to disallow certain wage-based credits taken by the Company and has filed a U.S. Tax Court petition challenging these notices. We believe that the Company has the technical merits to defend its position. Based on management’s more-likely-than-not assessment that the Company's position is sustainable, no reserve for the aforementioned IRS notices of disallowance of wage-based tax credits or underpayment penalties has been recorded in the financial statements.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for tax years before 2017. As of June 30, 2024 and December 31, 2023, total gross unrecognized tax benefits, excluding interest and penalties, of $0.5 million and $0.8 million, respectively, would affect the Company's effective tax rate if recognized in future periods. The Company does not anticipate any material changes to the reserve in the next 12 months.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At June 30, 2024, the Company had no state operating loss carryforwards. At June 30, 2024, the Company did not have a federal general business tax credit carryforward or an alternative minimum tax credit carryforward.

Note 6 – Litigation

On April 5, 2011, several individual plaintiffs filed a wage and hour class action in the California Superior Court, County of Fresno, naming as defendants their employer, a Merry Maids franchisee; BBSI, which was providing PEO services to the franchisee; and various parties related to the franchisor. Plaintiffs claimed, among other things, that BBSI and the franchisor were their joint employer with franchisee and therefore jointly responsible for the alleged wage and hour violations. The case was subsequently removed to the United States District Court for the Eastern District of California, and on January 18, 2019, the District Court certified a class of former non-exempt employees who resided in California and worked for the franchisee in certain positions during the period from April 6, 2007 through January 19, 2019. On November 30, 2020, the District Court granted BBSI’s motion for summary judgment to be removed from the case. Thereafter the plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit, and on June 2, 2022, the Court of Appeals reversed the order granting summary judgment to BBSI. The court held that there is a triable issue of fact concerning whether or not BBSI was a joint-employer under applicable California law. BBSI intends to vigorously defend the claim, including continuing to assert its defense on the ground that it was not a joint-employer of plaintiffs. Management is unable to estimate a range of reasonably possible loss due to various reasons, including: (1) certain aspects of discovery are ongoing; (2) the existence of a defense that, if successful, will eliminate the possibility of loss; and (3) there are significant factual and legal issues to be resolved.

BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation. For all other cases not discussed above, management has recorded estimated liabilities totaling $0.04 million in other accrued liabilities in the condensed consolidated balance sheets.

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

In 2023, BBSI began offering employee benefit programs to our clients. The employee benefit programs are offered through fully insured arrangements with third-party carriers and are designed to provide strategic value to our clients through access to best-in-class plans and service. Benefit plans available to clients include medical, dental and vision plans, flexible spending accounts and health savings accounts, life insurance and voluntary accident coverage, and critical illness and disability coverage, among others.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
Revenues:
Professional employer services	$259,887	92.9%	$244,256	92.3%	$506,076	92.8%	$476,563	91.8%
Staffing services	19,764	7.1	20,374	7.7	39,357	7.2	42,734	8.2
Total revenues	279,651	100.0	264,630	100.0	545,433	100.0	519,297	100.0
Cost of revenues:
Direct payroll costs	14,693	5.3	15,110	5.7	29,410	5.4	31,981	6.2
Payroll taxes and benefits	148,810	53.2	134,109	50.7	310,705	57.0	278,691	53.7
Workers’ compensation	48,251	17.3	48,365	18.3	97,854	17.9	100,035	19.3
Total cost of revenues	211,754	75.8	197,584	74.7	437,969	80.3	410,707	79.2
Gross margin	67,897	24.2	67,046	25.3	107,464	19.7	108,590	20.8
Selling, general and administrative expenses	45,577	16.3	43,808	16.6	87,991	16.1	85,034	16.4
Depreciation and amortization	1,912	0.7	1,729	0.7	3,764	0.7	3,406	0.7
Income from operations	20,408	7.2	21,509	8.0	15,709	2.9	20,150	3.7
Other income, net	3,052	1.1	2,148	0.8	6,348	1.2	4,461	0.9
Income before income taxes	23,460	8.3	23,657	8.8	22,057	4.1	24,611	4.6
Provision for income taxes	6,759	2.4	6,641	2.5	5,492	1.0	6,776	1.3
Net income	$16,701	5.9%	$17,016	6.3%	$16,565	3.1%	$17,835	3.3%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three and six months ended June 30, 2024 and 2023.

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Gross billings	$2,029,036	$1,911,550	$3,936,584	$3,700,768
PEO and staffing wages	$1,764,182	$1,661,668	$3,420,626	$3,213,021

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
PEO and staffing wages	86.9%	86.9%	86.9%	86.9%
Payroll taxes and benefits	7.3%	7.0%	7.9%	7.5%
Workers' compensation	2.5%	2.6%	2.5%	2.7%
Gross margin	3.3%	3.5%	2.7%	2.9%

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

	(Unaudited)
	Three Months Ended
	June 30,
	2024	Year-over-year % Growth	2023	Year-over-year % Growth
Average WSEs	128,734	3.7%	124,186	1.6%
Ending WSEs	130,046	2.1%	127,336	2.8%

	(Unaudited)
	Six Months Ended
	June 30,
	2024	Year-over-year % Growth	2023	Year-over-year % Growth
Average WSEs	125,892	3.4%	121,749	2.1%
Ending WSEs	130,046	2.1%	127,336	2.8%

Three Months Ended June 30, 2024 and 2023

Net income for the second quarter of 2024 amounted to $16.7 million compared to net income of $17.0 million for the second quarter of 2023. Diluted net income per share for the second quarter of 2024 was $0.62 compared to diluted net income per share of $0.62 for the second quarter of 2023.

Revenue for the second quarter of 2024 totaled $279.7 million, an increase of $15.1 million or 5.7% over the second quarter of 2023, which reflects an increase in the Company’s PEO services revenue of $15.6 million or 6.4% and a decrease in staffing services revenue of $0.6 million or 3.0%.

The increase in PEO services revenue was primarily attributable to an increase in average number of WSEs and an increase in average billing per WSE, as well as an increase in PEO benefits revenue.

Gross margin for the second quarter of 2024 totaled $67.9 million or 24.2% of revenue compared to $67.0 million or 25.3% of revenue for the second quarter of 2023. The separate components of gross margin are discussed below.

Direct payroll costs for the second quarter of 2024 totaled $14.7 million or 5.3% of revenue compared to $15.1 million or 5.7% of revenue for the second quarter of 2023. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the second quarter of 2023.

Payroll taxes and benefits for the second quarter of 2024 totaled $148.8 million or 53.2% of revenue compared to $134.1 million or 50.7% of revenue for the second quarter of 2023. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to higher average payroll tax rates in the second quarter of 2024 and PEO client benefit costs of $7.1 million in the second quarter of 2024 compared to $1.8 million in the second quarter of 2023.

Workers’ compensation expense for the second quarter of 2024 totaled $48.3 million or 17.3% of revenue compared to $48.4 million or 18.3% of revenue for the second quarter of 2023. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to favorable prior year liability and premium adjustments of $8.9 million in the second quarter of 2024, compared to favorable prior year liability and premium adjustments of $6.3 million in the second quarter of 2023.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2024 totaled $45.6 million or 16.3% of revenue compared to $43.8 million or 16.6% of revenue for the second quarter of 2023. The decrease as a percentage of revenue was primarily the result of decreased employee-related costs as a percentage of revenue.

Other income, net for the second quarter of 2024 totaled $3.1 million compared to other income, net of $2.1 million for the second quarter of 2023. The increase was primarily attributable to an increase in investment income in the second quarter of 2024.

Our effective income tax rate for the second quarter of 2024 was 28.8% compared to 28.1% for the second quarter of 2023. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

Six Months Ended June 30, 2024 and 2023

Net income for the first six months of 2024 amounted to $16.6 million compared to net income of $17.8 million for the first six months of 2023. Diluted net income per share for the first six months of 2024 was $0.62 compared to diluted net income per share of $0.64 for the first six months of 2023.

Revenue for the first six months of 2024 totaled $545.4 million, an increase of $26.1 million or 5.0% over the first six months of 2023, which reflects an increase in the Company's PEO services revenue of $29.5 million or 6.2% and a decrease in staffing services revenue of $3.4 million or 7.9%.

The increase in PEO services revenue was primarily attributable to an increase in the average number of WSEs and an increase in average billing per WSE, as well as an increase in PEO benefits revenue.

Gross margin for the first six months of 2024 totaled $107.5 million or 19.7% of revenue compared to $108.6 million or 20.8% of revenue for the first six months of 2023. The separate components of gross margin are discussed below.

Direct payroll costs for the first six months of 2024 totaled $29.4 million or 5.4% of revenue compared to $32.0 million or 6.2% of revenue for the first six months of 2023. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the first six months of 2023.

Payroll taxes and benefits for the first six months of 2024 totaled $310.7 million or 57.0% of revenue compared to $278.7 million or 53.7% of revenue for the first six months of 2023. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to higher average payroll tax rates in the first six months of 2024 and PEO client benefit costs of $13.7 million in the first six months of 2024 compared to $3.2 million in the first six months of 2023.

Workers' compensation expense for the first six months of 2024 totaled $97.9 million or 17.9% of revenue compared to $100.0 million or 19.3% of revenue for the first six months of 2023. The decrease in workers' compensation expense as a percentage of revenue was primarily due to favorable prior year liability and premium adjustments of $11.8 million in the first six months of 2024 compared to favorable prior year liability and premium adjustments of $7.4 million in the first six months of 2023.

SG&A expense for the first six months of 2024 totaled $88.0 million or 16.1% of revenue compared to $85.0 million or 16.4% of revenue for the first six months of 2023. The decrease as a percentage of revenue was primarily the result of decreased employee-related costs as a percentage of revenue.

Other income, net for the first six months of 2024 totaled $6.3 million compared to other income, net of $4.5 million for the first six months of 2023. The increase was primarily attributable to an increase in investment income in the first six months of 2024.

Our effective income tax rate for the first six months of 2024 was 24.9% compared to 27.5% for the first six months of 2023. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $70.0 million, which includes cash, cash equivalents, and restricted cash, decreased $4.8 million for the six months ended June 30, 2024, compared to a decrease of $52.8 million for the comparable period of 2023. The decrease in cash at June 30, 2024 as compared to December 31, 2023 was primarily due to increased trade accounts receivable, decreased premium payable, decreased workers’ compensation claims liabilities, repurchases of common stock, and purchases of property, equipment and software, partially offset by proceeds from sales and maturities of restricted and unrestricted cash and investments, increased accrued payroll, payroll taxes and related benefits, and net income.

Net cash used in operating activities for the six months ended June 30, 2024 amounted to $42.4 million, compared to cash used of $23.2 million for the comparable period of 2023. For the six months ended June 30, 2024, net cash used in operating activities was primarily due to increased trade accounts receivable of $40.2 million, decreased premium payable of $29.8 million, and decreased workers’ compensation claims liabilities of $18.3 million, partially offset by increased accrued payroll, payroll taxes and related benefits of $16.8 million, and net income of $16.6 million.

Net cash provided by investing activities for the six months ended June 30, 2024 totaled $57.0 million, compared to cash used of $6.4 million for the comparable period of 2023. For the six months ended June 30, 2024, net cash provided by investing activities consisted of proceeds from sales and maturities of investments and restricted investments of $72.4 million, partially offset by purchases of property, equipment and software of $7.7 million and purchases of restricted investments of $7.7 million.

Net cash used in financing activities for the six months ended June 30, 2024 was $19.5 million, compared to cash used of $23.2 million for the comparable period of 2023. For the six months ended June 30, 2024, net cash used in financing activities primarily consisted of repurchases of common stock of $14.1 million and dividend payments of $3.9 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $181.3 million and $210.9 million at June 30, 2024 and December 31, 2023, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

See “Note 4 – Revolving Credit Facility and Long-Term Debt” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for additional information regarding the Company’s credit agreement with Wells Fargo Bank, N.A.

Forward-Looking Information

Statements in this report include forward-looking statements which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels, the lingering effects of the COVID-19 pandemic on our business operations, the competitiveness of our service offerings, the availability of certain fully insured medical and other health and welfare benefits to qualifying worksite employees, our ability to attract and retain clients and to achieve revenue growth, the effect of changes in our mix of services on gross margin, labor market conditions, the adequacy of our workers’ compensation reserves, the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates, expected levels of required surety deposits and letters of credit, our ability to generate sufficient taxable income in the future to utilize our deferred tax assets, the outcome of tax audits, the effect of our formation and operation of two wholly owned licensed insurance subsidiaries, the risks of operation and cost of our insured program, the financial viability of our excess insurance carriers, the effectiveness of our management information systems, our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements, litigation costs, the effect of changes in the interest rate environment on the value of our investment securities, the adequacy of our allowance for expected credit losses, and the potential for and effect of acquisitions.

All our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include: our ability to retain current clients and attract new clients; difficulties associated with integrating clients into our operations; economic trends in our service areas; the potential for material deviations from expected future workers’ compensation claims experience; changes in the workers’ compensation regulatory environment in our primary markets; PEO client benefits costs; security breaches or failures in the Company’s information technology systems; collectability of accounts receivable; changes in executive management; changes in effective payroll tax rates and federal and state income tax rates; the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results); the effects of inflation on our operating expenses and those of our clients; the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business; the effect of conditions in the global capital markets on our investment portfolio; and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our insured program. Additional risk factors affecting our business are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 1, 2024. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and outstanding borrowings on its line of credit. The Company's investments and restricted investments, which are classified as available-for-sale, consist primarily of fixed-rate debt securities, the fair value of which fluctuates with prevailing interest rates. Our cash equivalents consist primarily of money market funds, which are not meaningfully impacted by interest rate risk. We attempt to limit our investment portfolio's exposure to market risk through low investment turnover and diversification. Based on the Company’s overall interest exposure at June 30, 2024, a 50 basis point increase in market interest rates would have a $4.6 million downward effect on the fair value of the Company’s investment portfolio. Outstanding borrowings on the Company's line of credit bear interest at a variable market rate, which makes the cost of borrowing on the line of credit susceptible to changing interest rates. At June 30, 2024, the Company had no outstanding borrowings on its line of credit.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended June 30, 2024.

Month	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)(2)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (in thousands) (1)(2)
April	56,000	$30.32	56,000	$50,228
May	85,580	30.98	85,580	47,577
June	81,200	33.22	81,200	44,879
Total	222,780		222,780

(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in June 2024. See Note 1, Basis of Presentation of Interim Period Statements for details.

(2) On July 31, 2023, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning July 31, 2023. The new repurchase program replaces the program approved in February 2022. As of June 30, 2024, the Company had repurchased 1,103,088 shares at an aggregate purchase price of $30.1 million under the new repurchase program.

Item 6. Exhibits

3.1	Charter of the Registrant, as amended, through June 4, 2024.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: July 31, 2024	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer