Form 10-Q
period 2024-09-30
BARRETT BUSINESS SERVICES INC
filed 2024-11-07
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of October 23, 2024, 25,937,049 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$14,429	$71,168
Investments	79,934	81,027
Trade accounts receivable, net	253,749	171,407
Income taxes receivable	2,796	7,987
Prepaid expenses and other	18,768	18,443
Restricted cash and investments	83,009	97,470
Total current assets	452,685	447,502
Property, equipment and software, net	55,633	50,295
Operating lease right-of-use assets	20,595	19,898
Restricted cash and investments	140,834	145,583
Goodwill	47,820	47,820
Other assets	5,995	6,222
Deferred income taxes	2,206	4,218
Total assets	$725,768	$721,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,222	$6,593
Accrued payroll, payroll taxes and related benefits	268,831	234,080
Current operating lease liabilities	6,304	6,623
Current premium payable	12,778	35,276
Other accrued liabilities	10,453	10,674
Workers' compensation claims liabilities	42,291	50,006
Total current liabilities	344,879	343,252
Long-term workers' compensation claims liabilities	94,512	117,757
Long-term premium payable	44,621	37,812
Long-term operating lease liabilities	15,416	14,590
Customer deposits and other long-term liabilities	10,954	8,987
Total liabilities	510,382	522,398
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 82,000 shares authorized, 25,937 and 26,290 shares issued and outstanding (1)	259	263
Additional paid-in capital (1)	38,640	36,743
Accumulated other comprehensive loss	(15,536)	(20,801)
Retained earnings	192,023	182,935
Total stockholders' equity	215,386	199,140
Total liabilities and stockholders' equity	$725,768	$721,538

(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in June 2024. See Note 1, Basis of Presentation of Interim Period Statements for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Professional employer services	$272,793	$251,423	$778,869	$727,986
Staffing services	21,485	21,905	60,842	64,639
Total revenues	294,278	273,328	839,711	792,625
Cost of revenues:
Direct payroll costs	16,208	16,318	45,618	48,299
Payroll taxes and benefits	154,109	135,704	464,814	414,395
Workers' compensation	49,549	52,977	147,403	153,012
Total cost of revenues	219,866	204,999	657,835	615,706
Gross margin	74,412	68,329	181,876	176,919
Selling, general and administrative expenses	49,060	44,160	137,051	129,194
Depreciation and amortization	1,899	1,867	5,663	5,273
Income from operations	23,453	22,302	39,162	42,452
Other income (expense):
Investment income, net	2,265	2,412	8,608	6,856
Interest expense	(45)	(80)	(133)	(118)
Other, net	31	38	124	93
Other income, net	2,251	2,370	8,599	6,831
Income before income taxes	25,704	24,672	47,761	49,283
Provision for income taxes	6,076	6,453	11,568	13,229
Net income	$19,628	$18,219	$36,193	$36,054
Basic income per common share (1)	$0.75	$0.68	$1.38	$1.33
Weighted average number of basic common shares outstanding (1)	26,052	26,795	26,133	27,088
Diluted income per common share (1)	$0.74	$0.67	$1.35	$1.31
Weighted average number of diluted common shares outstanding (1)	26,620	27,182	26,736	27,541

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

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	September 30,
	2024	2023
Net income	$19,628	$18,219
Unrealized gains (losses) on investments, net of tax of $2,600 and ($1,417) in 2024 and 2023, respectively	6,804	(3,707)
Comprehensive income	$26,432	$14,512

	Nine Months Ended
	September 30,
	2024	2023
Net income	$36,193	$36,054
Unrealized gains (losses) on investments, net of tax of $2,012 and ($796) in 2024 and 2023, respectively	5,265	(2,083)
Comprehensive income	$41,458	$33,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2024

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares (1)	Amount (1)	Capital (1)	Loss	Earnings	Total
Balance, December 31, 2023	26,290	$263	$36,743	$(20,801)	$182,935	$199,140
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	140	1	375	—	—	376
Common stock repurchased on vesting of restricted stock units and performance awards	(50)	(1)	(1,455)	—	—	(1,456)
Share-based compensation expense	—	—	2,187	—	—	2,187
Company repurchases of common stock	(236)	(2)	(350)	—	(6,704)	(7,056)
Cash dividends on common stock ($0.075 per share)	—	—	—	—	(1,970)	(1,970)
Unrealized loss on investments, net of tax	—	—	—	(1,496)	—	(1,496)
Net loss	—	—	—	—	(136)	(136)
Balance, March 31, 2024	26,144	$261	$37,500	$(22,297)	$174,125	$189,589
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	41	—	7	—	—	7
Common stock repurchased on vesting of restricted stock units and performance awards	(13)	—	(397)	—	—	(397)
Share-based compensation expense	—	—	2,106	—	—	2,106
Company repurchases of common stock	(223)	(2)	(334)	—	(6,711)	(7,047)
Cash dividends on common stock ($0.075 per share)	—	—	—	—	(1,955)	(1,955)
Unrealized loss on investments, net of tax	—	—	—	(43)	—	(43)
Net income	—	—	—	—	16,701	16,701
Balance, June 30, 2024	25,949	$259	$38,882	$(22,340)	$182,160	$198,961
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	302	3	545	—	—	548
Common stock repurchased on vesting of restricted stock units and performance awards	(85)	(1)	(2,801)	—	—	(2,802)
Share-based compensation expense	—	—	2,355	—	—	2,355
Company repurchases of common stock	(229)	(2)	(341)		(7,679)	(8,022)
Cash dividends on common stock ($0.08 per share)	—	—	—	—	(2,086)	(2,086)
Unrealized gain on investments, net of tax	—	—	—	6,804	—	6,804
Net income	—	—	—	—	19,628	19,628
Balance, September 30, 2024	25,937	$259	$38,640	$(15,536)	$192,023	$215,386

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

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2023

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares (1)	Amount (1)	Capital (1)	Loss	Earnings	Total
Balance, December 31, 2022	27,483	$275	$32,538	$(27,594)	$172,623	$177,842
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	122	1	338	—	—	339
Common stock repurchased on vesting of restricted stock units and performance awards	(43)	—	(1,005)	—	—	(1,005)
Share-based compensation expense	—	—	1,928	—	—	1,928
Company repurchases of common stock	(362)	(4)	(444)	—	(7,582)	(8,030)
Cash dividends on common stock ($0.075 per share)	—	—	—	—	(2,067)	(2,067)
Unrealized gain on investments, net of tax	—	—	—	3,652	—	3,652
Net income	—	—	—	—	819	819
Balance, March 31, 2023	27,200	$272	$33,355	$(23,942)	$163,793	$173,478
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	50	—	2	—	—	2
Common stock repurchased on vesting of restricted stock units and performance awards	(14)	—	(304)	—	—	(304)
Share-based compensation expense	—	—	1,963	—	—	1,963
Company repurchases of common stock	(492)	(5)	(640)	—	(9,500)	(10,145)
Cash dividends on common stock ($0.075 per share)	—	—	—	—	(2,013)	(2,013)
Unrealized loss on investments, net of tax	—	—	—	(2,028)	—	(2,028)
Net income	—	—	—	—	17,016	17,016
Balance, June 30, 2023	26,744	$267	$34,376	$(25,970)	$169,296	$177,969
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	257	3	358	—	—	361
Common stock repurchased on vesting of restricted stock units and performance awards	(73)	(1)	(1,589)	—	—	(1,590)
Share-based compensation expense	—	—	2,136	—	—	2,136
Company repurchases of common stock	(462)	(4)	(633)	—	(10,280)	(10,917)
Cash dividends on common stock ($0.075 per share)	—	—	—	—	(2,025)	(2,025)
Unrealized loss on investments, net of tax	—	—	—	(3,707)	—	(3,707)
Net income	—	—	—	—	18,219	18,219
Balance, September 30, 2023	26,466	$265	$34,648	$(29,677)	$175,210	$180,446

(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in June 2024. See Note 1, Basis of Presentation of Interim Period Statements for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$36,193	$36,054
Reconciliations of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,663	5,273
Non-cash lease expense	4,876	5,270
Net investment (accretion) amortization and (gains) losses recognized	(309)	543
Share-based compensation	6,648	6,027
Changes in certain operating assets and liabilities:
Trade accounts receivable	(82,342)	(41,379)
Income taxes	5,191	176
Prepaid expenses and other	(325)	2,651
Accounts payable	(2,371)	(2,996)
Accrued payroll, payroll taxes and related benefits	35,026	25,801
Other accrued liabilities	(245)	(6,447)
Premium payable	(15,689)	23,234
Workers' compensation claims liabilities	(30,735)	(38,693)
Operating lease liabilities	(5,066)	(5,274)
Other assets and liabilities, net	197	(241)
Net cash (used in) provided by operating activities	(43,288)	9,999
Cash flows from investing activities:
Purchase of property, equipment and software	(11,001)	(8,115)
Proceeds from sale of property	—	117
Purchase of investments	(7,902)	(4,386)
Proceeds from sales and maturities of investments	10,871	805
Purchase of restricted investments	(27,542)	(20,943)
Proceeds from sales and maturities of restricted investments	64,596	14,975
Net cash provided by (used in) investing activities	29,022	(17,547)
Cash flows from financing activities:
Proceeds from credit-line borrowings	415	—
Payments on credit-line borrowings	(415)	—
Repurchases of common stock	(22,125)	(29,092)
Common stock repurchased on vesting of stock awards	(4,655)	(2,899)
Dividends paid	(6,011)	(6,105)
Proceeds from exercise of stock options and purchase of ESPP shares	931	702
Net cash used in financing activities	(31,860)	(37,394)
Net decrease in cash, cash equivalents and restricted cash	(46,126)	(44,942)
Cash, cash equivalents and restricted cash, beginning of period	74,841	107,378
Cash, cash equivalents and restricted cash, end of period	$28,715	$62,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The accompanying condensed financial statements are prepared on a consolidated basis. All intercompany account balances and transactions have been eliminated in consolidation. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K at pages 33 - 61. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

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

Allowance for expected credit losses

The Company had an allowance for expected credit losses of $0.9 million at September 30, 2024 and December 31, 2023. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for expected credit losses. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income comprises unrealized holding gains and losses on our available-for-sale investments.

Statements of cash flows

Interest paid during the nine months ended September 30, 2024 and 2023 did not materially differ from interest expense. Income taxes paid by the Company during the nine months ended September 30, 2024 and 2023 totaled $8.0 million and $13.0 million, respectively.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$14,429	$71,168	$41,579	$91,423
Restricted cash, included in restricted cash and investments	14,286	3,673	20,857	15,955
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$28,715	$74,841	$62,436	$107,378

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted average number of basic shares outstanding	26,052	26,795	26,133	27,088
Effect of dilutive securities	568	387	603	453
Weighted average number of diluted shares outstanding	26,620	27,182	26,736	27,541

Accounting estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are used for fair value measurement of investments, allowance for expected credit losses, deferred income taxes, carrying values for goodwill and property, equipment and software, and accrued workers’ compensation liabilities. Actual results may or may not differ from such estimates.

Reclassifications

To conform to the current period’s presentation, safety incentives liability of $1.3 million was reclassified to other accrued liabilities in the prior period condensed consolidated balance sheets, and net cash outflows related to safety incentives liability of $0.6 million was reclassified to other accrued liabilities in the prior period condensed consolidated statements of cash flows.

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

Recent accounting pronouncements

The following Accounting Standards Updates (ASUs) have been issued recently by the Financial Accounting Standards Board (FASB).

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which expands annual and interim reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. All disclosure requirements under the new guidance are also required for public entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. When adopted, the requirements will be applied retrospectively to all prior periods presented in the financial statements. We will adopt this ASU for the annual reporting period of our fiscal year beginning January 1, 2024, and for interim reporting periods of our fiscal year beginning January 1, 2025. We are currently evaluating the impact of applying this new accounting guidance to our financial statement disclosures. We do not expect the adoption of this ASU to have any material effects on the Company’s financial condition, results of operations, or cash flows.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The ASU applies to all entities subject to income taxes. The new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. We plan to adopt this ASU for the annual reporting period of our fiscal year beginning January 1, 2025. We are evaluating the impact of applying this new accounting guidance to our income tax disclosures. We do not expect the adoption of this ASU to have any material effects on the Company’s financial condition, results of operations, or cash flows.

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at September 30, 2024 and December 31, 2023 measured at fair value on a recurring basis (in thousands):

	September 30, 2024			December 31, 2023

		Gross			Gross
		Unrealized	Recorded		Unrealized	Recorded
		(Losses)			(Losses)
	Cost	Gains	Basis	Cost	Gains	Basis
Current:
Cash equivalents:
Money market funds	$4,873	$—	$4,873	$19,539	$—	$19,539
Total cash equivalents	4,873	—	4,873	19,539	—	19,539
Investments:
Corporate bonds	32,223	(2,092)	30,131	34,472	(3,159)	31,313
U.S. treasuries	20,380	(924)	19,456	12,448	(1,253)	11,195
U.S. government agency securities	12,758	(176)	12,582	12,830	(408)	12,422
Mortgage-backed securities	12,348	(2,115)	10,233	13,084	(2,454)	10,630
Asset-backed securities	7,622	(90)	7,532	13,659	(187)	13,472
Emerging markets	—	—	—	2,003	(8)	1,995
Total current investments	85,331	(5,397)	79,934	88,496	(7,469)	81,027
Restricted cash and investments (1):
Corporate bonds	100,340	(6,037)	94,303	82,481	(8,454)	74,027
U.S. treasuries	65,028	(5,045)	59,983	109,020	(6,415)	102,605
Mortgage-backed securities	41,942	(4,309)	37,633	42,077	(5,216)	36,861
U.S. government agency securities	16,795	(706)	16,089	16,863	(1,199)	15,664
Mutual funds	10,745	—	10,745	8,941	—	8,941
Asset-backed securities	1,367	11	1,378	799	—	799
Emerging markets	200	9	209	200	2	202
Money market funds	99	—	99	337	—	337
Total restricted cash and investments	236,516	(16,077)	220,439	260,718	(21,282)	239,436
Total investments	$326,720	$(21,474)	$305,246	$368,753	$(28,751)	$340,002

(1) Included in restricted cash and investments within the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 is restricted cash of $3.4 million and $3.6 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at September 30, 2024 and December 31, 2023 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	September 30, 2024				December 31, 2023
	Total				Total
	Recorded				Recorded
	Basis	Level 1	Level 2	Other (1)	Basis	Level 1	Level 2	Other (1)
Cash equivalents:
Money market funds	$4,873	$—	$—	$4,873	$19,539	$—	$—	$19,539
Investments:
Corporate bonds	30,131	—	30,131	—	31,313	—	31,313	—
U.S. treasuries	19,456	—	19,456	—	11,195	—	11,195	—
U.S. government agency securities	12,582	—	12,582	—	12,422	—	12,422	—
Mortgage-backed securities	10,233	—	10,233	—	10,630	—	10,630	—
Asset-backed securities	7,532	—	7,532	—	13,472	—	13,472	—
Emerging markets	—	—	—	—	1,995	—	1,995	—
Restricted cash and investments:
Corporate bonds	94,303	—	94,303	—	74,027	—	74,027	—
U.S. treasuries	59,983	—	59,983	—	102,605	—	102,605	—
Mortgage-backed securities	37,633	—	37,633	—	36,861	—	36,861	—
U.S. government agency securities	16,089	—	16,089	—	15,664	—	15,664	—
Mutual funds	10,745	10,745	—	—	8,941	8,941	—	—
Asset-backed securities	1,378	—	1,378	—	799	—	799	—
Emerging markets	209	—	209	—	202	—	202	—
Money market funds	99	—	—	99	337	—	—	337
Total investments	$305,246	$10,745	$289,529	$4,972	$340,002	$8,941	$311,185	$19,876

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at September 30, 2024 and December 31, 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The table also includes money market funds, which are classified as cash and cash equivalents on the Company’s consolidated balance sheets.

	September 30, 2024
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$22,767	$77,199	$24,293	$175	$124,434
U.S. treasuries	18,941	43,174	17,324	—	79,439
U.S. government agency securities	7,991	19,591	1,089	—	28,671
Asset-backed securities	—	1,378	6,210	1,322	8,910
Money market funds	4,972	—	—	—	4,972
Emerging markets	—	—	209	—	209
Total	$54,671	$141,342	$49,125	$1,497	$246,635

	December 31, 2023
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
U.S. treasuries	$55,955	$32,706	$25,139	$—	$113,800
Corporate bonds	6,859	67,731	30,574	176	105,340
U.S. government agency securities	39	27,018	1,029	—	28,086
Money market funds	19,876	—	—	—	19,876
Asset-backed securities	—	799	12,182	1,290	14,271
Emerging markets	1,995	—	202	—	2,197
Total	$84,724	$128,254	$69,126	$1,466	$283,570

The average contractual maturity of mortgage-backed securities, which are excluded from the table above, was 22 and 23 years as of September 30, 2024 and December 31, 2023, respectively.

Note 3 – Workers’ Compensation Claims

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning balance
Workers' compensation claims liabilities	$149,630	$191,823	$167,763	$215,987
Add: claims expense incurred
Current period	2,358	3,792	9,657	11,636
Prior periods	(4,272)	(4,098)	(9,094)	(6,792)
Total claims expense incurred	(1,914)	(306)	563	4,844
Less: claim payments related to
Current period	1,063	1,240	3,582	2,005
Prior periods	9,493	12,244	27,716	41,532
Total claim payments	10,556	13,484	31,298	43,537

Change in claims incurred in excess of retention limits	(357)	(231)	(225)	508
Ending balance
Workers' compensation claims liabilities	$136,803	$177,802	$136,803	$177,802

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

Each annual fully insured policy allows BBSI to participate in savings if claims develop favorably up to a maximum per policy year ranging from $20.5 million to $28.5 million, depending on the policy period. For only the policy period from July 1, 2021 to June 30 2022, BBSI can also incur additional premium up to $7.5 million if claims develop adversely. No additional premium can be charged based on claim performance for other policy years.

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

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $189.3 million and $210.9 million at September 30, 2024 and December 31, 2023, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

Self-insured programs

The Company is a self-insured employer with respect to workers’ compensation coverage for all employees, including employees of PEO clients that elect to participate in our workers’ compensation program, working in Colorado, Maryland, Ohio, and Oregon. In the state of Washington, state law allows only the Company’s staffing services and internal management employees to be covered under the Company’s self-insured workers’ compensation program. The Company also operates a wholly owned, fully licensed insurance company, Ecole, which provides workers’ compensation coverage to client employees working in Arizona and Utah. Approximately 15% of the Company’s workers’ compensation exposure is covered through self-insurance or Ecole (the “self-insured programs”).

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $53.9 million and $48.1 million at September 30, 2024 and December 31,

2023 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At September 30, 2024, the Company provided surety bonds totaling $53.9 million.

Claims liabilities

The Company provided a total of $136.8 million and $167.8 million at September 30, 2024 and December 31, 2023, respectively, as an estimated future liability for unsettled workers’ compensation claims liabilities. Of this amount, $5.8 million and $6.0 million at September 30, 2024 and December 31, 2023, respectively, represent case reserves and IBNR in excess of the Company’s retention. The accrual for costs incurred in excess of retention is offset by a receivable from insurance carriers of $5.8 million and $6.0 million at September 30, 2024 and December 31, 2023, respectively, included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the “Bank”) for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $25.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at September 30, 2024 and December 31, 2023. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment. The revolving credit facility will mature on July 1, 2026, unless extended.

The Agreement requires the satisfaction of certain financial covenants as follows:

•
adjusted free cash flow [net profit after taxes plus interest expense (net of capitalized interest), depreciation expense, and amortization expense, less dividends/distributions] not less than $10 million as of each fiscal quarter end, determined on a rolling 4-quarter basis; and
•
tangible net worth [aggregate of total stockholders’ equity plus subordinated debt less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals] not less than $50 million at each fiscal quarter end.

The Agreement imposes certain additional restrictions unless the Bank provides its prior written consent as follows:

•
incurring additional indebtedness is prohibited, other than purchase financing for the acquisition of assets, provided that the aggregate of all purchase financing does not exceed $1 million at any time;
•
the Company may not terminate or cancel any of the AICE policies; and
•
if an event of default occurs and is continuing, including on a pro forma basis, no dividends or distributions would be permitted to be paid and redemptions and repurchases of the Company’s stock would be permitted only up to $15 million in any rolling 12-month period.

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At September 30, 2024, the Company was in compliance with all covenants.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely-than-not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended September 30, 2024. At September 30, 2024 and December 31, 2023, the Company had not recorded a valuation allowance against its deferred tax assets.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service (the “IRS”) is examining the Company’s federal tax returns for the years ended December 31, 2017 through 2021. BBSI received notices that the IRS intends to disallow certain wage-based tax credits claimed for the years 2017 through 2021, which could result in estimated total additional taxes of $8.0 million and penalties of $1.9 million. The Company disagrees with the IRS determination to disallow certain wage-based credits taken by the Company and has filed a U.S. Tax Court petition challenging these notices. We believe that the Company has the technical merits to defend its position. Based on management’s more-likely-than-not assessment that the Company’s position is sustainable, no reserve for the aforementioned IRS notices of disallowance of wage-based tax credits or underpayment penalties has been recorded in the financial statements.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for tax years before 2017. As of September 30, 2024 and December 31, 2023, total gross unrecognized tax benefits, excluding interest and penalties, of $0.5 million and $0.8 million, respectively, would affect the Company’s effective tax rate if recognized in future periods. The Company does not anticipate any material changes to the reserve in the next 12 months.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At September 30, 2024, the Company had no state operating loss carryforwards. At September 30, 2024, the Company did not have a federal general business tax credit carryforward or an alternative minimum tax credit carryforward.

Note 6 – Litigation

On April 5, 2011, several individual plaintiffs filed a wage and hour class action in the California Superior Court, County of Fresno, naming as defendants their employer, a Merry Maids franchisee; BBSI, which was providing PEO services to the franchisee; and various parties related to the franchisor. Plaintiffs claimed, among other things, that BBSI and the franchisor were their joint employer with the franchisee and therefore jointly responsible for the alleged wage and hour violations. The case was subsequently removed to the United States District Court for the Eastern District of California, and on January 18, 2019, the District Court certified a class of former non-exempt employees who resided in California and worked for the franchisee in certain positions during the period from April 6, 2007 through January 19, 2019. On November 30, 2020, the District Court granted BBSI’s motion for summary judgment to be removed from the case. Thereafter the plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit, and on June 2, 2022, the Court of Appeals reversed the order granting summary judgment to BBSI. The court held that there is a triable issue of fact concerning whether or not BBSI was a joint-employer under applicable California law. BBSI intends to vigorously defend the claim, including continuing to assert its defense on the ground that it was not a joint-employer of plaintiffs. Management is unable to estimate a range of reasonably possible loss due to various reasons, including: (1) certain aspects of discovery are ongoing; (2) the existence of a defense that, if successful, will eliminate the possibility of loss; and (3) there are significant factual and legal issues to be resolved.

BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation. For all other cases not discussed above, management has recorded an immaterial amount in other accrued liabilities in the condensed consolidated balance sheets.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
Revenues:
Professional employer services	$272,793	92.7%	$251,423	92.0%	$778,869	92.8%	$727,986	91.8%
Staffing services	21,485	7.3	21,905	8.0	60,842	7.2	64,639	8.2
Total revenues	294,278	100.0	273,328	100.0	839,711	100.0	792,625	100.0
Cost of revenues:
Direct payroll costs	16,208	5.5	16,318	6.0	45,618	5.4	48,299	6.1
Payroll taxes and benefits	154,109	52.4	135,704	49.6	464,814	55.4	414,395	52.3
Workers’ compensation	49,549	16.8	52,977	19.4	147,403	17.6	153,012	19.3
Total cost of revenues	219,866	74.7	204,999	75.0	657,835	78.4	615,706	77.7
Gross margin	74,412	25.3	68,329	25.0	181,876	21.6	176,919	22.3
Selling, general and administrative expenses	49,060	16.7	44,160	16.2	137,051	16.3	129,194	16.3
Depreciation and amortization	1,899	0.6	1,867	0.7	5,663	0.7	5,273	0.7
Income from operations	23,453	8.0	22,302	8.1	39,162	4.6	42,452	5.3
Other income, net	2,251	0.8	2,370	0.9	8,599	1.0	6,831	0.9
Income before income taxes	25,704	8.8	24,672	9.0	47,761	5.6	49,283	6.2
Provision for income taxes	6,076	2.1	6,453	2.4	11,568	1.4	13,229	1.7
Net income	$19,628	6.7%	$18,219	6.6%	$36,193	4.2%	$36,054	4.5%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three and nine months ended September 30, 2024 and 2023.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Gross billings	$2,138,510	$1,963,462	$6,075,094	$5,664,230
PEO and staffing wages	$1,860,466	$1,706,302	$5,281,092	$4,919,323

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
PEO and staffing wages	87.0%	86.9%	86.9%	86.9%
Payroll taxes and benefits	7.2%	6.9%	7.7%	7.3%
Workers' compensation	2.3%	2.7%	2.4%	2.7%
Gross margin	3.5%	3.5%	3.0%	3.1%

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

	(Unaudited)
	Three Months Ended
	September 30,
	2024	Year-over-year % Growth	2023	Year-over-year % Growth
Average WSEs	133,398	4.8%	127,232	1.1%
Ending WSEs	132,698	3.3%	128,448	0.9%

	(Unaudited)
	Nine Months Ended
	September 30,
	2024	Year-over-year % Growth	2023	Year-over-year % Growth
Average WSEs	128,394	3.9%	123,577	1.8%
Ending WSEs	132,698	3.3%	128,448	0.9%

Three Months Ended September 30, 2024 and 2023

Net income for the third quarter of 2024 amounted to $19.6 million compared to net income of $18.2 million for the third quarter of 2023. Diluted net income per share for the third quarter of 2024 was $0.74 compared to diluted net income per share of $0.67 for the third quarter of 2023.

Revenue for the third quarter of 2024 totaled $294.3 million, an increase of $21.0 million or 7.7% over the third quarter of 2023, which reflects an increase in the Company’s PEO services revenue of $21.4 million or 8.5% and a decrease in staffing services revenue of $0.4 million or 1.9%.

The increase in PEO services revenue was primarily attributable to a 4.8% increase in average WSEs, a 2.9% increase in the average billing per WSE, as well as an increase in PEO client benefits revenue.

Gross margin for the third quarter of 2024 totaled $74.4 million or 25.3% of revenue compared to $68.3 million or 25.0% of revenue for the third quarter of 2023. The separate components of gross margin are discussed below.

Direct payroll costs for the third quarter of 2024 totaled $16.2 million or 5.5% of revenue compared to $16.3 million or 6.0% of revenue for the third quarter of 2023. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the third quarter of 2023.

Payroll taxes and benefits for the third quarter of 2024 totaled $154.1 million or 52.4% of revenue compared to $135.7 million or 49.6% of revenue for the third quarter of 2023. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to higher average payroll tax rates in the third quarter of 2024 and PEO client benefit costs of $9.0 million in the third quarter of 2024 compared to $3.4 million in the third quarter of 2023.

Workers’ compensation expense for the third quarter of 2024 totaled $49.5 million or 16.8% of revenue compared to $53.0 million or 19.4% of revenue for the third quarter of 2023. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to favorable claims development as compared to the third quarter of 2023, as well as favorable prior year liability and premium adjustments of $4.3 million in the third quarter of 2024, compared to favorable prior year liability and premium adjustments of $2.2 million in the third quarter of 2023.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2024 totaled $49.1 million or 16.7% of revenue compared to $44.2 million or 16.2% of revenue for the third quarter of 2023. The increase of $4.9 million in SG&A expense was primarily attributable to increased employee-related costs, including increased variable employee compensation and incentive pay related to stronger financial results compared to the third quarter of 2023.

Other income, net for the third quarter of 2024 totaled $2.3 million compared to other income, net of $2.4 million for the third quarter of 2023. The decrease was primarily attributable to a decrease in investment income in the third quarter of 2024.

Our effective income tax rate for the third quarter of 2024 was 23.6% compared to 26.2% for the third quarter of 2023. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

Nine Months Ended September 30, 2024 and 2023

Net income for the first nine months of 2024 amounted to $36.2 million compared to net income of $36.1 million for the first nine months of 2023. Diluted net income per share for the first nine months of 2024 was $1.35 compared to diluted net income per share of $1.31 for the first nine months of 2023.

Revenue for the first nine months of 2024 totaled $839.7 million, an increase of $47.1 million or 5.9% over the first nine months of 2023, which reflects an increase in the Company’s PEO services revenue of $50.9 million or 7.0% and a decrease in staffing services revenue of $3.8 million or 5.9%.

The increase in PEO services revenue was primarily attributable to a 3.9% increase in average WSEs, a 3.4% increase in the average billing per WSE, as well as an increase in PEO client benefits revenue.

Gross margin for the first nine months of 2024 totaled $181.9 million or 21.6% of revenue compared to $176.9 million or 22.3% of revenue for the first nine months of 2023. The separate components of gross margin are discussed below.

Direct payroll costs for the first nine months of 2024 totaled $45.6 million or 5.4% of revenue compared to $48.3 million or 6.1% of revenue for the first nine months of 2023. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the first nine months of 2023.

Payroll taxes and benefits for the first nine months of 2024 totaled $464.8 million or 55.4% of revenue compared to $414.4 million or 52.3% of revenue for the first nine months of 2023. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to higher average payroll tax rates in the first nine months of 2024 and PEO client benefit costs of $22.6 million in the first nine months of 2024 compared to $6.6 million in the first nine months of 2023.

Workers’ compensation expense for the first nine months of 2024 totaled $147.4 million or 17.6% of revenue compared to $153.0 million or 19.3% of revenue for the first nine months of 2023. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to favorable prior year liability and premium adjustments of $16.1 million in the first nine months of 2024 compared to favorable prior year liability and premium adjustments of $9.5 million in the first nine months of 2023, as well as favorable claims development as compared to the first nine months of 2023.

SG&A expense for the first nine months of 2024 totaled $137.1 million or 16.3% of revenue compared to $129.2 million or 16.3% of revenue for the first nine months of 2023. The increase of $7.9 million in SG&A expense was primarily attributable to increased employee-related costs.

Other income, net for the first nine months of 2024 totaled $8.6 million compared to other income, net of $6.8 million for the first nine months of 2023. The increase was primarily attributable to an increase in investment income in the first nine months of 2024.

Our effective income tax rate for the first nine months of 2024 was 24.2% compared to 26.8% for the first nine months of 2023. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

Fluctuations in Quarterly Operating Results

We historically have experienced significant fluctuations in our quarterly operating results, including losses or minimal income in the first quarter of each year, and expect such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, claims experience for workers’ compensation, demand for our services, and competition. Payroll taxes, as a component of cost of revenues, generally decline throughout a calendar year as the applicable statutory wage bases for federal and state unemployment taxes and Social Security taxes are exceeded on a per employee basis. Our revenue levels may be higher in the third quarter due to the effect of increased business activity of our customers’ businesses in the agriculture, food processing and forest products-related industries. In addition, revenues in the fourth quarter may be reduced by many customers’ practice of operating on holiday-shortened schedules. Workers’ compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. Positive or adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company’s estimated workers’ compensation expense.

Liquidity and Capital Resources

The Company’s cash balance of $28.7 million, which includes cash, cash equivalents, and restricted cash, decreased $46.1 million for the nine months ended September 30, 2024, compared to a decrease of $44.9 million for the comparable period of 2023. The decrease in cash at September 30, 2024 as compared to December 31, 2023 was primarily due to increased trade accounts receivable, purchases of investments and restricted investments, decreased workers’ compensation claims liabilities, repurchases of common stock, decreased premium payable, purchases of property, equipment and software, and dividend payments, partially offset by proceeds from sales and maturities of investments and restricted investments, net income, and increased accrued payroll, payroll taxes and related benefits.

Net cash used in operating activities for the nine months ended September 30, 2024 amounted to $43.3 million, compared to cash provided of $10.0 million for the comparable period of 2023. For the nine months ended September 30, 2024, net cash used in operating activities was primarily due to increased trade accounts receivable of $82.3 million, decreased workers’ compensation claims liabilities of $30.7 million, and decreased premium payable of $15.7 million, partially offset by net income of $36.2 million, and increased accrued payroll, payroll taxes and related benefits of $35.0 million.

Net cash provided by investing activities for the nine months ended September 30, 2024 totaled $29.0 million, compared to cash used of $17.5 million for the comparable period of 2023. For the nine months ended September 30, 2024, net cash provided by investing activities consisted of proceeds from sales and maturities of investments and restricted investments of $75.5 million, partially offset by purchases of investments and restricted investments of $35.4 million, and purchases of property, equipment and software of $11.0 million.

Net cash used in financing activities for the nine months ended September 30, 2024 was $31.9 million, compared to cash used of $37.4 million for the comparable period of 2023. For the nine months ended September 30, 2024, net cash used in financing activities primarily consisted of repurchases of common stock of $22.1 million and dividend payments of $6.0 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $189.3 million and $210.9 million at September 30, 2024 and December 31, 2023, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s unaudited condensed consolidated balance sheets.

See “Note 4 – Revolving Credit Facility and Long-Term Debt” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for additional information regarding the Company’s credit agreement with Wells Fargo Bank, N.A.

Forward-Looking Information

Statements in this report include forward-looking statements which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas and their effect on revenue levels; the competitiveness of our service offerings; the availability of certain fully insured medical and other health and welfare benefits to qualifying worksite employees; our ability to attract and retain clients and to achieve revenue growth; the effect of changes in our mix of services on gross margin; labor market conditions; the adequacy of our workers’ compensation reserves; the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates; expected levels of required surety deposits and letters of credit; the outcome of tax audits; the effect of our formation and operation of two wholly owned licensed insurance subsidiaries; the risks of operation and cost of our insured program; the financial viability of our excess insurance carriers; the effectiveness of our management information systems; our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements; litigation costs; the effect of changes in the interest rate environment on the value of our investment securities; the adequacy of our allowance for expected credit losses; and the potential for and effect of acquisitions.

All our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include: our ability to retain current clients and attract new clients; difficulties associated with integrating clients into our operations; economic trends in our service areas; the potential for material deviations from expected future workers’ compensation claims experience; changes in the workers’ compensation regulatory environment in our primary markets; PEO client benefit costs; security breaches or failures in the Company’s information technology systems; collectability of accounts receivable; changes in executive management; changes in effective payroll tax rates and federal and state income tax rates; the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results); the effects of inflation on our operating expenses and those of our clients; the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business; the effect of conditions in the global capital markets on our investment portfolio; and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our insured program. Additional risk factors affecting our business are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 1, 2024. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and outstanding borrowings on its line of credit. The Company's investments and restricted investments, which are classified as available-for-sale, consist primarily of fixed-rate debt securities, the fair value of which fluctuates with prevailing interest rates. Our cash equivalents consist primarily of money market funds, which are not meaningfully impacted by interest rate risk. We attempt to limit our investment portfolio’s exposure to market risk through low investment turnover and diversification. Based on the Company’s overall interest exposure at September 30, 2024, a 50-basis-point increase in market interest rates would have a $4.6 million downward effect on the fair value of the Company’s investment portfolio. Outstanding borrowings on the Company’s line of credit bear interest at a variable market rate, which makes the cost of borrowing on the line of credit susceptible to changing interest rates. At September 30, 2024, the Company had no outstanding borrowings on its line of credit.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 6 - Litigation,” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for information regarding legal proceedings in which we are involved.

Item 1A. Risk Factors

There have been no material changes in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 1, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended September 30, 2024.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (in thousands) (1)
Jul 1 - Jul 31, 2024	30,000	$32.64	30,000	$43,900
Aug 1 - Aug 31, 2024	79,370	35.18	79,370	41,108
Sep 1 - Sep 30, 2024	119,200	35.66	119,200	36,858
Total	228,570		228,570

(1) On July 31, 2023, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning July 31, 2023. As of September 30, 2024, the Company had repurchased 1,331,658 shares at an aggregate purchase price of $38.1 million under the repurchase program.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: November 6, 2024	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer