Form 10-K
period 2024-12-31
BARRETT BUSINESS SERVICES INC
filed 2025-02-28
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $825,395,030 at June 30, 2024

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 14, 2025
Common Stock, Par Value $.01 Per Share	25,833,116 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are hereby incorporated by reference in Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2024 ANNUAL REPORT ON FORM 10-K

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

Common Stock Split

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

Services Overview

BBSI’s core purpose is to advocate for business owners, particularly in the small and mid-sized business segment. Our evolution from an entrepreneurially run company to a professionally managed organization has helped to form our view that all businesses experience inflection points at key stages of growth. The insights gained through our own growth, along with the trends we see in working with more than 8,100 companies each day, define our approach to guiding business owners through the challenges associated with being an employer. BBSI’s business teams align with each business owner client through a structured three-tiered progression. In doing so, business teams focus on the objectives of each business owner and deliver planning, guidance and resources in support of those objectives.

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

In 2023, BBSI began offering additional employee benefit programs to our clients. The new benefit programs available to clients include medical, dental and vision plans, flexible spending accounts and health savings accounts, life insurance and voluntary accident coverage, critical illness and disability coverage, among others. These additional employee benefit programs are offered through fully insured arrangements with third-party carriers and are designed to provide strategic value to our clients through access to best-in-class plans and service.

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

PEO

We enter into a client services agreement to establish a co-employment relationship with each client company, assuming responsibility for payroll, payroll taxes, workers’ compensation (if elected) and benefits coverage (if elected) and certain other administrative functions for the client’s existing workforce. We provide our PEO clients access to human resource advisors, retirement plans, a learning management system and our web-based technology platform, myBBSI.

We refer to employees of our PEO clients as worksite employees (“WSEs”). The client maintains physical care, custody and control of the WSEs, including the authority to hire and terminate employees. During 2024, we supported in excess of 8,100 PEO clients with total average WSEs of 129,577.

Staffing and Recruiting

Our staffing services include on-demand or short-term staffing assignments, contract staffing, direct placement (including for PEO and non-PEO clients), and long-term or indefinite-term on-site management. On-site management employees are BBSI management employees who are based on the client-site and whose jobs are to assist BBSI staffing employees. Our recruiting experts maintain a deep network of professionals from which we source candidates. Through an assessment process, we gain an understanding of the short and long-term needs of our clients, allowing us to identify and source the right talent for each position. We then conduct a rigorous screening process to help ensure a successful hire.

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

We have PEO client services agreements with customers in a diverse array of industries, including, among others, construction, manufacturing, transportation and warehousing, waste management and remediation services, retail, leisure and hospitality and wholesale trade. None of our clients individually represented more than 1% of our total revenues in 2024.

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

Human Capital

At December 31, 2024, we had a total of 3,658 employees, including 870 managerial, sales and administrative employees (together, “management employees”), 4 executive officers and 2,784 staffing services employees. We are also the administrative employer for certain limited purposes such as processing payroll and remitting payroll taxes for 132,069 WSEs in our co-employment arrangements with our PEO clients. The number of employees and WSEs at any given time may vary significantly due to business conditions at BBSI and our client companies. We believe our employee relations with management employees are good.

BBSI believes that making significant investments in the best management employee talent available allows us to leverage the value of this investment many times over. Additionally, we believe our Company’s success depends on our ability to attract, develop and retain our management employee and staffing workforce. As such, we strive to be an employer of choice and promote the health, welfare and safety of our employees. This involves promoting diversity and treating all employees with dignity and respect, while providing our management employees with fair, market-based, competitive and equitable compensation. Because of our continuous commitment to our employees, we have recently been recognized as a Great Place to Work Certified company for our fourth consecutive year.

We motivate our management employees through a compensation package that includes a competitive base salary and the opportunity for profit sharing. At the branch level, profit sharing is in direct correlation to client WSE growth and workers’ compensation claims performance, reinforcing a culture focused on achievement of client goals. We also provide a comprehensive benefits package as well as an employee stock purchase plan to our employees. We seek feedback from employees regarding our benefits package through employee surveys. This information is used by management to make improvements as we continuously strive to be an employer of choice.

We offer various qualified employee benefit plans to our employees and WSEs for whom we are the administrative employer in a co-employment arrangement with a PEO client that so elects. Our qualified staffing and management employee benefit plans include our 401(k) plan. Beginning in 2023, qualified employees may enroll upon reaching 21 years of age and completing six months of service. We match 100% of contributions by management and staffing employees up to 3% of each participating employee's annual compensation and 50% of the employee's contributions up to an additional 2% of annual compensation. Matching contributions to the 401(k) plan for management and staffing employees are made under a safe harbor provision, which are immediately 100% vested. WSEs covered under a PEO arrangement may participate in our 401(k) plan at the sole discretion of the PEO client.

We also offer a cafeteria plan under Section 125 of the Internal Revenue Code and group health, life insurance and disability insurance plans to qualified staffing and management employees. Generally, qualified employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974 ("ERISA").

Certain highly compensated employees of the Company are allowed to participate in a nonqualified deferred compensation plan. Under the plan, participants are permitted to defer receipt for income tax purposes of up to 90% of salary and up to 100% of any incentive bonus. Participants earn a return on their deferred compensation based on the investment performance of participant-selected investments. As an incentive to participate in the plan, the Company awards restricted stock units with a value equal to 35% of the amount deferred under the plan, up to a maximum of $75,000 per year. The restricted stock units vest in full on the fifth anniversary of the grant date, contingent on the continued employment of the participant.

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

Regulatory and Legislative Environment

We are subject to the laws and regulations of the jurisdictions within which we operate, including those governing self-insured employers under the workers' compensation systems in Oregon, Maryland, Ohio, and Colorado, as well as in Washington for staffing and management employees. We are also subject to laws and regulations governing our two wholly owned insurance companies in Arizona. While the specific PEO laws and regulations vary among these jurisdictions, they typically require some form of licensing or registration and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk, particularly with respect to those clients who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date.

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

Additional Information

Our filings with the Securities and Exchange Commission ("SEC"), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and registration statements, as well as any amendments to these filings, are accessible free of charge at our website at http://www.bbsi.com as soon as reasonably practicable after they are electronically filed with the SEC. By making this reference to our website, we do not intend to incorporate into this report any information posted on our website. The website should not be considered part of this report.

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

Our arrangement with fully licensed, third-party insurers under the insured program provides workers’ compensation coverage to BBSI’s PEO clients through June 30, 2025, with the possibility of additional annual renewals. If our fully licensed third-party insurers are unwilling or unable to renew our arrangement in the future, we would need to seek coverage from a small number of alternative insurers. If replacement coverage were unavailable or available only on significantly less favorable terms, our business and results of operations would be materially adversely affected.

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

The methods and techniques used by cyber threat actors to gain entry into our network and access our computer systems, software and data will become more advanced with the use of artificial intelligence ("AI") and may become increasingly difficult or impossible to detect and prevent. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. While our technology infrastructure is designed to safeguard and protect personal and business information, we have limited ability to monitor the implementation of similar safeguards by our vendors.

Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, corruption of data, misuse or theft of private or other sensitive information, or inadvertent acts by our own employees, could result in the disclosure or misuse of confidential or proprietary information, which could have a material adverse effect on our business operations or that of our clients. If we experience a significant data security breach, fail to detect and appropriately respond to a significant data security breach, or fail to comply with the various state cybersecurity regulations including the California Consumer Privacy Act ("CCPA") and the California Privacy Rights Act ("CPRA"), we could be exposed to government enforcement actions and private litigation. These losses may exceed our insurance coverage for such incidents. In addition, our employees and clients could lose confidence in our ability to protect their personal and proprietary information, which could cause them to terminate their relationships with us. Any loss of confidence arising from a significant data security breach could hurt our reputation, further damaging our business.

Our business may be materially affected – either positively or negatively – by the emergence of disruptive new technologies or approaches enabled by the rapid pace of innovation unfolding in the artificial intelligence space.

The safe and responsible integration of AI functionality as it rapidly evolves presents emerging ethical and legal challenges, and the use of such technologies may result in diminished brand trust and reputational harm. As with many innovations, AI presents risks and challenges that could significantly disrupt our business model. In addition, the use of AI by bad actors presents increasingly complex and sophisticated security threats to our confidential customer, employee, and Company data, and we must make additional efforts to maintain network security. The regulatory landscape surrounding AI technologies is evolving, and the ways in which these technologies will be regulated by governmental authorities, self-regulatory institutions, or other regulatory authorities remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Certain jurisdictions in which we operate are considering or have proposed or enacted legislation and policies regulating AI and non-personal data, such as the recent Executive Order on AI. Such regulations may result in operational costs to modify, maintain, or align our business practices, or constrain our ability to develop, deploy, or maintain these technologies.

Other Risks Related to our Business and Industry

New service offerings may subject us to additional risks.

Future new service offerings may introduce additional risks and uncertainties to our business. Our efforts to implement new services may place substantial additional demands on our employees, as well as our information systems and technology platforms. We may also need to invest significant additional resources in our people, processes, controls and information security. Failure to successfully implement new service offerings, including the appropriate controls, policies and procedures, information systems, and data privacy and security, could have a material adverse effect on our business, reputation, results of operations and financial condition.

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

The Company’s revenue growth can be volatile and is dependent on same customer sales and the addition of new clients. Revenues increased 7.0% in 2024 and increased 1.4% in 2023. There can be no assurance that we will continue to maintain current levels of revenues. Efforts to achieve business growth intensifies pressure on retaining current clients and attracting increasing numbers of new clients.

Our business is subject to risks associated with geographic market concentration.

Our California operations accounted for approximately 72% of our total revenues in 2024. As a result of the current importance of our California operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in California. If California experiences an economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business or limits our competitive advantages, our profitability and growth prospects may be materially adversely affected. Similarly, due to our geographic concentration in California, a natural disaster or major event that disrupts these markets or the related workforce could have an immediate and material adverse impact on our operations and profitability.

Economic conditions may impact our ability to attract new clients and cause our existing clients to reduce staffing levels or cease operations.

Weak economic conditions, including periods of elevated inflation and interest rates, may have a negative impact on small-and mid-sized businesses, which make up the majority of our clients. In turn, these businesses could cut costs, including trimming employees from their payrolls, or closing locations or ceasing operations altogether. If current economic conditions were to weaken further, these forces may result in decreased revenues due both to the downsizing of our current clients and increased difficulties in attracting new clients in a poor economic environment. An economic downturn may also result in additional bad debt expense to the extent that existing clients cease operations or are otherwise unable to meet their financial obligations. Additionally, weak economic conditions may result in higher unemployment, which is correlated with increased workers’ compensation claims. The spread of a highly infectious or contagious disease, and the response by federal, state, and local government agencies, including preventative actions taken such as shelter-in-place orders, restrictions on travel, temporary closures of businesses deemed to be high-risk or non-essential, and other government mandates, could create significant economic disruption that results in a material reduction in business operations. Clients who are impacted by government restrictions and economic disruptions may experience liquidity and other financial issues, which may reduce their capacity to pay for our services.

Additionally, trade policies, including tariffs or other import restrictions, may increase costs for our clients, particularly those reliant on global supply chains. Higher input costs due to tariffs could lead our clients to reduce payroll expenses, delay hiring, or cut jobs, which could negatively impact our revenue. Supply chain disruptions caused by trade restrictions may also result in business slowdowns or closures, further affecting our ability to grow and retain clients. These factors could have a material adverse effect on our results of operations and financial condition.

Our business depends on reliable access to labor, which may be affected by economic conditions, government policies, and public health crises.

Our PEO and staffing revenue is based on client payroll, and our business growth depends on the availability of a sufficient and stable workforce for our clients. The availability of labor may be affected by various factors, including, among others, economic conditions; demographic trends, including outmigration from states in which we operate; government policies on immigration; and public health crises. The spread of highly infectious diseases can reduce workforce participation due to illness, quarantine requirements, or caregiving responsibilities. Economic downturns or shifts in labor market dynamics can impact workforce participation rates and overall labor availability. Additionally, changes in government administrations can result in shifts in immigration policies, which may affect our clients’ ability to recruit and retain workers. Stricter visa requirements, limitations on work permits, delays in processing, or reductions in visa allocations could lead to labor shortages, particularly in industries that rely on immigrant labor, such as agriculture, construction, and hospitality. Businesses that depend on seasonal labor, including those utilizing temporary work visa programs, may be especially vulnerable to such changes. Any of these factors could adversely impact our business and financial performance.

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

If we experience significant incidents involving any of the above-described risk areas, we could face substantial out-of-pocket losses, fines or negative publicity. In addition, such claims may give rise to litigation, which may be time-consuming, distracting and costly, and could have a material adverse effect on our business. With respect to claims involving our co-employer relationships, although our client services agreement provides that the client will indemnify us for any liability attributable to the conduct of the client or its employees, we may not be able to enforce such contractual indemnification, or the client may not have sufficient assets to satisfy its obligations to us. An increase in employment-related claims against us may have a material adverse effect on our results of operations.

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

In 2023, BBSI began offering health insurance benefits as part of our PEO services. Our arrangement with third-party insurers provides health insurance coverage to BBSI’s PEO clients through December 31, 2025, with the possibility of additional annual renewals. If our third-party insurers are unwilling or unable to renew our arrangement in the future, we would need to seek coverage from alternative insurers. If replacement coverage were unavailable or available only on significantly less favorable terms, our business and results of operations would be materially adversely affected. Additionally, if maintaining health insurance coverage becomes significantly more costly due to claims experience or other factors, this could also have a material adverse effect on our business and results of operations.

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

Potential future acquisitions may introduce several risks related to the integration of businesses, personnel, product lines, and technologies. If we discover compliance or regulatory issues after an acquisition, encounter greater than anticipated costs and/or use of management time associated with evaluating potential acquisitions and integrating acquired businesses into our operations, or are unable to successfully identify appropriate acquisition candidates, negotiate favorable terms, and successfully integrate an acquisition, our business, financial condition, and results of operation could be materially and adversely affected.

Risks Related to Our Regulatory Environment

Failure to interpret and comply with applicable federal and state payroll tax and unemployment tax laws could materially adversely affect our business, reputation, results of operations and financial condition.

As the administrative employer in our co-employer relationships with our clients, we are subject to a complex and evolving set of federal, state and local payroll tax laws and regulations, including requirements related to withholding, reporting and remitting payroll taxes on behalf of our clients. Compliance with these laws requires significant resources, and failure to comply with payroll tax laws in any jurisdiction in which we operate could subject us to financial penalties, interest charges and other liabilities. Additionally, our clients may be eligible for various legislative and regulatory programs, including those established under the CARES Act and the American Rescue Plan Act, such as the Employee Retention Tax Credit (“ERC”), which use payroll tax credits or deferrals as the mechanism to provide benefits to small businesses and employees. When clients and former clients wish to utilize these programs, the associated tax forms must be filed through the PEO, which creates additional administrative effort for the PEO. Additionally, determining eligibility for these programs is complex and is based on company-specific data that PEOs do not possess for their clients. If the IRS determines that clients who received payroll tax credits through BBSI are ineligible, and if the tax authorities or our clients attempt to hold BBSI liable for these amounts, this could have a materially adverse effect on our business, reputation, results of operation, and financial condition.

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

Our business is heavily regulated, and we cannot provide assurance that regulatory authorities in jurisdictions in which we conduct or seek to conduct business will not:

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

Increasing regulatory focus on privacy and security issues and expanding laws and regulatory requirements could impact our business models and expose us to increased liability.

We are subject to national data protection, privacy and security laws, and regulations that relate to our various business units and data processing activities, which may include sensitive, confidential, and personal information. These laws, regulations and codes may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This scrutiny can result in new and shifting interpretations of existing laws, thereby further impacting our business. State laws on privacy, data and related technologies create additional privacy and security compliance obligations and expand the scope of potential liability.

The dynamic and evolving nature of these laws, regulations and codes, as well as their interpretation by regulators and courts, may affect our ability to implement our business models effectively and to adequately address disclosure requirements. Perception of our practices and services, even if unfounded, as a violation of individual privacy, data protection rights or cybersecurity requirements, may subject us to public criticism, lawsuits, investigations, claims and other proceedings by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and reputation and expose us to increased liability, fines and other punitive measures.

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

Management’s Role in Assessing and Managing Cybersecurity Risk

BBSI’s Chief Information Security Officer (“CISO”) leads our enterprise information security program and is primarily responsible for the assessment and management of the Company’s cybersecurity risks. The CISO has extensive experience in information technology and cybersecurity, including at another publicly traded company. The CISO oversees our cybersecurity risk management framework and manages a team of IT security professionals to identify and prioritize cybersecurity risks. The CISO also utilizes the expertise of third-party security partners to provide threat detection support, vulnerability management, incident response, penetration testing, and consulting services.

Ongoing Monitoring and Reporting of Cybersecurity Incidents

The Company has an internal security team, supplemented with third-party security partners, to regularly monitor, detect and respond to potential cybersecurity incidents. The Company has a cybersecurity incident reporting protocol that provides a mechanism for the appropriate members of management and the Board to be made aware of cybersecurity incidents. The Company also requires security awareness training for all internal employees to enable employees to understand their role in preventing and reporting cybersecurity incidents.

Reporting to the Board of Directors

The CISO and Chief Information Officer (“CIO”) regularly update the Board's Risk Management Committee on cybersecurity risks that the Company faces and the risk mitigation strategies that the Company employs to respond to those risks, with meetings generally occurring quarterly.

Item 2. PROPERTIES

We operate through 45 branches. The following table shows the number of branches in each state. We also lease office space in other locations in our market areas which we use to recruit and place employees.

Number of
Offices	Branches
California	20
Oregon	4
Washington	4
Utah	3
Arizona	2
Colorado	2
Idaho	2
Maryland	2
Nevada	2
Delaware	1
North Carolina	1
Pennsylvania	1
Tennessee	1

On December 31, 2024, our leases had expiration dates ranging from less than one year to seven years. We own our 65,300 square foot corporate headquarters building, which is located in Vancouver, Washington.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the "Common Stock") trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol "BBSI." At February 7, 2025, there were 26 stockholders of record and approximately 10,741 beneficial owners of the Common Stock.

The following table summarizes information related to stock repurchases during the quarter ended December 31, 2024.

	Total		Total Number of	Approximate Dollar Value of
	Number of	Average Price	Shares Repurchased	Shares that May Yet
	Shares	Paid	as Part of Publicly	Be Repurchased
Month	Repurchased	Per Share	Announced Plan (1)	Under the Plan (1)
				(in thousands)
Oct 1 - Oct 31, 2024	—	$—	—	$36,858
Nov 1 - Nov 30, 2024	20,700	42.88	20,700	35,970
Dec 1 - Dec 31, 2024	141,400	43.29	141,400	29,849
Total	162,100		162,100

(1) On July 31, 2023, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning July 31, 2023. As of December 31, 2024, the Company had repurchased 1,493,758 shares at an aggregate purchase price of $45.2 million under the new repurchase program.

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2019 until December 31, 2024, for our Common Stock, The Nasdaq Composite Index, and the S&P 1500 Human Resource & Employment Services Index, a published industry index that is considered reflective of the Company’s peers.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2019 in our Common Stock and the indexes shown, and that dividends are reinvested. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/19	12/20	12/21	12/22	12/23	12/24

Barrett Business Services, Inc.	100.00	77.10	79.34	108.75	136.77	207.11
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
S&P 1500 Human Resource & Employment Services Index	100.00	100.85	152.43	113.87	121.22	143.93

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

Our business is concentrated in California, and we expect to continue to derive a majority of our revenues from this market in the future. Revenues generated in our California operations accounted for 72% of our total revenues in 2024, 72% in 2023 and 73% in 2022. Consequently, weakness in economic conditions, changes in the regulatory or insurance environment, or natural disasters or other major disruptive events in California could have a material adverse effect on our financial results.

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

Selling, general and administrative expenses consist primarily of payroll and personnel related costs, incentive compensation, information systems costs, rent and professional and legal fees.

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

Critical Accounting Estimate

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

Workers' Compensation Costs

For all claims incurred under the Company’s workers’ compensation programs, we record an estimate for the total amount of workers’ compensation costs, which represents the amount necessary to pay claims and related expenses, including premiums to third-party insurers, with respect to workplace injuries that have occurred under our various workers’ compensation insurance programs.

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

Our estimate of ultimate losses includes an additional component for potential future increases in the cost to finally resolve open injury claims and claims incurred in prior periods but not reported (together, "IBNR") based on actuarial estimates provided by the Company’s independent actuary. IBNR does not apply to a specific claim but rather applies to the entire population of claims arising from a specific time period. IBNR primarily covers costs relating to:

•
Future claim payments in excess of case reserves on recorded open claims;
•
Additional claim payments on closed claims; and
•
Claims that have occurred but have not yet been reported to us.

The process of estimating claims and claims adjustment expense involves a high degree of judgment and is affected by both internal and external events, including changes in claims handling practices, modifications in reserve estimation procedures, changes in individuals involved in the reserve estimation process, inflation, trends in the litigation and settlement of pending claims, and legislative changes.

Our estimates are based on actuarial analyses and informed judgment, derived from individual experiences and expertise applied to multiple sets of data and analyses. We consider significant facts and circumstances known both at the time that loss reserves are initially established and as new facts and circumstances become known. Due to the inherent uncertainty underlying loss estimates, the ultimate expense incurred will likely vary from the related loss estimate at the reporting date. Therefore, as specific claims are paid out in the future, actual paid losses may be materially different from our current loss estimates.

A basic premise in most actuarial analyses is that historical data and past patterns demonstrated in the incurred and paid historical data form a reasonable basis upon which to project future outcomes, absent a material change. Significant structural changes to the available data can materially impact the estimation process. To the extent a material change affecting the ultimate claim amount becomes known, such change is quantified to the extent possible through an analysis of internal company data and, if available and when appropriate, external data. Actuaries exercise a considerable degree of judgment in the evaluation of these factors and the need for such actuarial judgment is more pronounced when faced with material uncertainties.

To illustrate the sensitivity of changes in our estimate of workers’ compensation costs, a 5% increase in estimated ultimate losses for 2024 would result in a $0.5 million increase in workers’ compensation expense, and a 5% decrease in estimated ultimate losses would result in a $7.1 million decrease to workers’ compensation expense. This asymmetric impact on workers’ compensation expense is due to our insured program, which limits our expense if claim costs increase but passes through savings if claim costs are lower than expected.

We believe that the amounts that we have recorded for our estimated workers’ compensation costs are reasonable. Nevertheless, adjustments to such estimates will be required in future periods if the development of claim costs varies materially from our estimates, and such future adjustments may be material to our results of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on the Company's results of operations and financial condition, see “Note 1 - Summary of Operations and Significant Accounting Policies” to the consolidated financial statements in Item 8 of Part II of this report.

Forward-Looking Information

Statements in this Item or in Items 1, 1A, 3 and 9A of this report include forward-looking statements, which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas, especially in California, and their effect on revenue levels; the competitiveness of our service offerings; the availability of certain fully insured medical and other health and welfare benefits to qualifying worksite employees; our ability to attract and retain clients and to achieve revenue growth; the effect of changes in our mix of services on gross margin; labor market conditions; the adequacy of our workers' compensation reserves; the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates; expected levels of required surety deposits and letters of credit; the outcome of audits; the effect of our formation and operation of two wholly owned licensed insurance subsidiaries; the risks of operation and cost of our insured program; the financial viability of our excess insurance carriers; the effectiveness of our management information systems; our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements; litigation costs; the effect of changes in the interest rate environment on the value of our investment securities; the adequacy of our allowance for expected credit losses; and the potential for and effect of acquisitions.

All our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include: our ability to retain current clients and attract new clients; difficulties associated with integrating clients into our operations; economic trends in our service areas and the potential effects of changing governmental policies and natural disasters; the potential for material deviations from expected future workers’ compensation claims experience; changes in the workers’ compensation regulatory environment in our primary markets; PEO client benefit costs, particularly with regard to health insurance benefits; security breaches or failures in the Company’s information technology systems; collectability of accounts receivable; changes in executive management; changes in effective payroll tax rates and federal and state income tax rates; the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results); the effects of inflation on our operating expenses and those of our clients; the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business; the effect of changing interest rates and conditions in the global capital markets on our investment portfolio; and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers' compensation coverage or our insured program. Additional risk factors affecting our business are discussed in Item 1A of Part I of this report. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company's consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, included in Item 8 of Part II of this report.

	Percentage of Total Net Revenues
($ in thousands)	Years Ended December 31,
	2024		2023		2022
Revenues:
Professional employer services	$1,063,386	92.9%	$982,268	91.9%	$937,363	88.9%
Staffing services	81,145	7.1	87,039	8.1	116,963	11.1
Total revenues	1,144,531	100.0	1,069,307	100.0	1,054,326	100.0
Cost of revenues:
Direct payroll costs	61,010	5.3	65,042	6.1	87,944	8.3
Payroll taxes and benefits	628,534	54.9	555,758	52.0	522,392	49.5
Workers’ compensation	201,736	17.6	205,975	19.2	209,145	19.8
Total cost of revenues	891,280	77.8	826,775	77.3	819,481	77.7
Gross margin	253,251	22.2	242,532	22.7	234,845	22.3
Selling, general and administrative expenses	185,869	16.2	174,772	16.3	169,642	16.1
Depreciation and amortization	7,601	0.7	7,110	0.7	6,228	0.6
Income from operations	59,781	5.3	60,650	5.7	58,975	5.6
Other income, net	11,041	1.0	8,338	0.8	6,328	0.6
Income before income taxes	70,822	6.3	68,988	6.5	65,303	6.2
Provision for income taxes	17,829	1.6	18,376	1.7	18,035	1.7
Net income	$52,993	4.7%	$50,612	4.8%	$47,268	4.5%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the years ended December 31, 2024, 2023 and 2022.

	Year Ended
	December 31,
(in thousands)	2024	2023	2022
Gross billings	$8,327,091	$7,716,152	$7,393,808
PEO and staffing wages	$7,245,093	$6,711,115	$6,425,286

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	Percentage of Gross Billings
	Year Ended
	December 31,
	2024	2023	2022
PEO and staffing wages	87.0%	87.0%	86.9%
Payroll taxes and benefits	7.6%	7.2%	7.0%
Workers' compensation	2.4%	2.7%	2.9%
Gross margin	3.0%	3.1%	3.2%

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

	Year Ended
	December 31,
	2024	Year-over-year % Growth	2023	Year-over-year % Growth	2022
Average WSEs	129,577	4.2%	124,306	1.9%	122,001
Ending WSEs	132,069	4.4%	126,446	3.4%	122,306

Years Ended December 31, 2024 and 2023

Net income for 2024 was $53.0 million compared to net income of $50.6 million for 2023. Diluted net income per share for 2024 was $1.98 compared to diluted income per share of $1.85 for 2023.

Revenue for 2024 totaled $1,144.5 million, an increase of $75.2 million or 7.0% over 2023, which reflects an increase in the Company’s PEO service revenue of $81.1 million or 8.3% and a decrease in staffing services revenue of $5.9 million or 6.8%.

The increase in PEO services revenues was primarily attributable to a 4.2% increase in average number of WSEs as well as a 3.4% increase in average billing per WSE.

Gross margin for 2024 totaled $253.3 million or 22.2% of revenue compared to $242.5 million or 22.7% of revenue for 2023. The decrease in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for 2024 totaled $61.0 million or 5.3% of revenue compared to $65.0 million or 6.1% of revenue for 2023. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base in 2024 as compared to 2023.

Payroll taxes and benefits for 2024 totaled $628.5 million or 54.9% of revenue compared to $555.8 million or 52.0% of revenue for 2023. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to higher average payroll tax rates in 2024 and PEO client benefit costs of $33.4 million in 2024 compared to $10.5 million in 2023.

Workers’ compensation expense for 2024 totaled $201.7 million or 17.6% of revenue compared to $206.0 million or 19.2% of revenue for 2023. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to lower workers' compensation costs in the current year as well as favorable prior year liability and premium adjustments of $18.5 million in 2024, compared to prior year liability and premium adjustments of $14.9 million in 2023.

Selling, general and administrative (“SG&A”) expenses for 2024 totaled $185.9 million or 16.2% of revenue compared to $174.8 million or 16.3% of revenue for 2023. The increase of $11.1 million in SG&A expense was primarily attributable to increased employee-related costs, including increased variable employee compensation and incentive pay related to stronger financial results compared to 2023.

Other income, net for 2024 totaled $11.0 million compared to other income of $8.3 million for 2023. The increase was primarily attributable to an increase in investment income in 2024.

Our effective income tax rate for 2024 was 25.2% compared to 26.6% for 2023. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits. See “Note 8 - Income Taxes” to the consolidated financial statements included in Item 8 of Part II of this report for additional information regarding income taxes.

A discussion of our financial condition and results of operations for 2023 compared to 2022 can be found in Part II, Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 1, 2024.

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

Liquidity and Capital Resources

The Company's cash balance of $82.6 million, which includes cash, cash equivalents, and restricted cash, increased $7.7 million for the twelve months ended December 31, 2024, compared to a decrease of $32.5 million for the comparable period of 2023. The increase in cash at December 31, 2024 as compared to December 31, 2023 was primarily due to proceeds from the sale and maturities of investments and restricted investments, increased accrued payroll and related benefits, and net income, partially offset by increased trade accounts receivable, decreased workers' compensation claim liabilities, purchases of investments and restricted investments, and repurchases of common stock.

Net cash provided by operating activities in 2024 amounted to $10.1 million, compared to net cash provided of $67.2 million for the comparable period of 2023. In 2024, net cash provided by operating activities was primarily due to increased accrued payroll and related benefits of $55.2 million and net income of $53.0 million, largely offset by increased trade accounts receivable of $63.1 million and decreased workers’ compensation claims liabilities of $39.4 million.

Net cash provided by investing activities totaled $38.8 million in 2024, compared to net cash used of $55.2 million for the comparable period of 2023. In 2024, net cash provided by investing activities consisted primarily of proceeds from the sale and maturity of investments and restricted investments of $90.8 million, partially offset by the purchases of investments and restricted investments of $37.9 million and the purchase of property, equipment and software of $14.2 million.

Net cash used in financing activities in 2024 was $41.1 million compared to net cash used of $44.6 million for the comparable period of 2023. In 2024, net cash used in financing activities primarily consisted of repurchases of common stock of $29.1 million and dividend payments of $8.1 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $197.1 million and $210.9 million at December 31, 2024 and December 31, 2023, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s consolidated balance sheets.

See “Note 5 - Revolving Credit Facility and Long-Term Debt” to the consolidated financial statements included in Item 8 of Part II of this report for information regarding the Company’s credit agreement with Wells Fargo Bank, N.A.

Contractual Obligations

The Company's contractual obligations as of December 31, 2024 are summarized below:

	As of December 31, 2024
	Payments Due by Period
(in thousands)		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$30,755	$7,772	$13,397	$7,063	$2,523
Total contractual obligations	$30,755	$7,772	$13,397	$7,063	$2,523

(1) As of December 31, 2024, the Company has additional operating leases that have not yet commenced of $7.1 million and remaining balances on short-term operating leases of $0.06 million, included in the table above. In January 2022, the Company paid off all of its long-term debt.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and outstanding borrowings on its line of credit. The Company's investments and restricted investments, which are classified as available-for-sale, consist primarily of fixed-rate debt securities, the fair value of which fluctuates with prevailing interest rates. Our cash equivalents consist primarily of money market funds, which are not meaningfully impacted by interest rate risk. We attempt to limit our investment portfolio's exposure to market risk through low investment turnover and diversification. Based on the Company's overall interest exposure at December 31, 2024, a 50 basis point increase in market interest rates would have a $4.2 million downward effect on the fair value of the Company's investment portfolio. Outstanding borrowings on the Company's line of credit bear interest at a variable market rate, which makes the cost of borrowing on the line of credit susceptible to changing interest rates. At December 31, 2024, the Company had no outstanding borrowings on its line of credit.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Barrett Business Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Workers' Compensation Claims Liabilities

Workers’ compensation claims liabilities represent management’s estimate of future obligation amounts under workers’ compensation programs where the Company retains the risk. These estimates utilize actuarial expertise and projection techniques at a given reporting date, and are based on an evaluation of information provided by the Company’s third-party administrator for workers’ compensation claims, coupled with an actuarial estimate of future loss development with respect to reported claims and incurred but not reported claims (together, “IBNR”). The Company’s estimates are based on actuarial analysis and informed judgment, derived from individual experience and expertise applied to multiple sets of data and analyses. The Company considers significant facts and circumstances known both at the time that loss reserves are initially established, and as new facts and circumstances become known.

Given the subjectivity of estimating future loss development with respect to reported claims and incurred but not reported claims, the related audit procedures to evaluate the workers’ compensation claims liabilities required a high degree of auditor judgment and an increased extent of effort, including involvement of our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the workers’ compensation claims liabilities included the following:

•
We tested the effectiveness of controls related to the workers’ compensation claims liabilities, including those involving management’s estimates and ultimate loss projections.
•
We tested the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were complete and accurate.
•
With the assistance of our actuarial specialists, we evaluated the methods and assumptions used by management to estimate the workers’ compensation claims liabilities by:
o
Performing a retrospective review, including comparing management’s prior year estimates of expected incurred losses to actual experience during the current year, to identify potential bias in the determination of the workers’ compensation claims liabilities.
o
Developing a range of independent estimates of the workers’ compensation claims liabilities, and comparing our estimated ranges to management’s estimates and assessed the consistency of management’s approach.

/s/ Meghann Hartley

Portland, Oregon

February 28, 2025

We have served as the Company's auditor since 2016.

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2024 and 2023

(In Thousands, Except Par Value)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$55,367	$71,168
Investments	66,492	81,027
Trade accounts receivable, net	234,533	171,407
Income taxes receivable	2,662	7,987
Prepaid expenses and other	18,698	18,443
Restricted cash and investments	97,690	97,470
Total current assets	475,442	447,502
Property, equipment and software, net	56,781	50,295
Operating lease right-of-use assets	20,329	19,898
Restricted cash and investments	134,454	145,583
Goodwill	47,820	47,820
Other assets	6,205	6,222
Deferred income taxes	4,477	4,218
Total assets	$745,508	$721,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,787	$6,593
Accrued payroll and related benefits	215,648	160,930
Payroll taxes payable	49,685	73,150
Current operating lease liabilities	6,231	6,623
Current premium payable	31,134	35,276
Other accrued liabilities	10,330	10,674
Workers' compensation claims liabilities	39,081	50,006
Total current liabilities	358,896	343,252
Long-term workers' compensation claims liabilities	89,365	117,757
Long-term premium payable	49,840	37,812
Long-term operating lease liabilities	15,215	14,590
Customer deposits and other long-term liabilities	10,788	8,987
Total liabilities	524,104	522,398
Commitments and contingencies (Notes 5, 7 and 11)
Stockholders' equity:
Common stock, $.01 par value; 82,000 shares authorized, 25,784 and 26,290 shares issued and outstanding in 2024 and 2023, respectively (1)	258	263
Additional paid-in capital	40,396	36,743
Accumulated other comprehensive loss	(19,245)	(20,801)
Retained earnings	199,995	182,935
Total stockholders' equity	221,404	199,140
Total liabilities and stockholders' equity	$745,508	$721,538

(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in June 2024. See the Business section in Item 1 of Part I of this report for details.

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2024, 2023 and 2022

(In Thousands, Except Per Share Amounts)

	Year Ended
	December 31,
	2024	2023	2022
Revenues:
Professional employer services	$1,063,386	$982,268	$937,363
Staffing services	81,145	87,039	116,963
Total revenues	1,144,531	1,069,307	1,054,326
Cost of revenues:
Direct payroll costs	61,010	65,042	87,944
Payroll taxes and benefits	628,534	555,758	522,392
Workers' compensation	201,736	205,975	209,145
Total cost of revenues	891,280	826,775	819,481
Gross margin	253,251	242,532	234,845
Selling, general and administrative expenses	185,869	174,772	169,642
Depreciation and amortization	7,601	7,110	6,228
Income from operations	59,781	60,650	58,975
Other income (expense):
Investment income, net	11,130	8,643	6,476
Interest expense	(178)	(166)	(141)
Other, net	89	(139)	(7)
Other income, net	11,041	8,338	6,328
Income before income taxes	70,822	68,988	65,303
Provision for income taxes	17,829	18,376	18,035
Net income	$52,993	$50,612	$47,268
Basic income per common share (1)	$2.03	$1.88	$1.66
Weighted average number of basic common shares outstanding (1)	26,076	26,921	28,521
Diluted income per common share (1)	$1.98	$1.85	$1.64
Weighted average number of diluted common shares outstanding (1)	26,708	27,394	28,905

(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in June 2024. See the Business section in Item 1 of Part I of this report for details.

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2024, 2023 and 2022

(In Thousands)

	Year Ended
	December 31,
	2024	2023	2022
Net income	$52,993	$50,612	$47,268
Unrealized gains (losses) on investments, net of tax of $595, $2,596, and ($10,958) in 2024, 2023 and 2022, respectively	1,556	6,793	(28,673)
Comprehensive income	$54,549	$57,405	$18,595

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2024, 2023 and 2022

(In Thousands)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Retained
	Shares (1)	Amount (1)	Capital (1)	(Loss)	Earnings	Total
Balance, December 31, 2021	29,660	$297	$28,831	$1,079	$178,323	$208,530
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	339	3	708	—	—	711
Common stock repurchased on vesting of restricted stock units and performance awards	(92)	(1)	(1,691)	—	—	(1,692)
Share-based compensation expense	—	—	7,390	—	—	7,390
Company repurchase of common stock	(2,424)	(24)	(2,700)	—	(44,444)	(47,168)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(8,524)	(8,524)
Unrealized loss on investments, net of tax	—	—	—	(28,673)	—	(28,673)
Net income	—	—	—	—	47,268	47,268
Balance, December 31, 2022	27,483	$275	$32,538	$(27,594)	$172,623	$177,842
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	436	4	698	—	—	702
Common stock repurchased on vesting of restricted stock units and performance awards	(130)	(1)	(2,992)	—	—	(2,993)
Share-based compensation expense	—	—	8,465	—	—	8,465
Company repurchase of common stock	(1,499)	(15)	(1,966)	—	(32,211)	(34,192)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(8,089)	(8,089)
Unrealized gain on investments, net of tax	—	—	—	6,793	—	6,793
Net income	—	—	—	—	50,612	50,612
Balance, December 31, 2023	26,290	$263	$36,743	$(20,801)	$182,935	$199,140
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	497	5	926	—	—	931
Common stock repurchased on vesting of restricted stock units and performance awards	(153)	(2)	(4,835)	—	—	(4,837)
Share-based compensation expense	—	—	8,840	—	—	8,840
Company repurchase of common stock	(850)	(8)	(1,278)	—	(27,847)	(29,133)
Cash dividends on common stock ($0.31 per share)	—	—	—	—	(8,086)	(8,086)
Unrealized gain on investments, net of tax	—	—	—	1,556	—	1,556
Net income	—	—	—	—	52,993	52,993
Balance, December 31, 2024	25,784	$258	$40,396	$(19,245)	$199,995	$221,404
(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in June 2024. See the Business section in Item 1 of Part I of this report for details.

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2024, 2023 and 2022

(In Thousands)

	Year Ended
	December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$52,993	$50,612	$47,268
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	7,601	7,110	6,228
Non-cash operating lease expense	6,470	7,036	6,955
Investment (accretion) amortization and (gains) losses recognized	(221)	1,396	1,859
Losses recognized on disposal of property and equipment	65	256	139
Deferred income taxes	(854)	4,626	(2,169)
Share-based compensation	8,840	8,465	7,390
Changes in certain operating assets and liabilities:
Trade accounts receivable	(63,126)	(7,569)	(8,131)
Income taxes	5,325	(8,597)	(1,063)
Prepaid expenses and other	(255)	1,344	(2,181)
Accounts payable	194	(1,671)	3,779
Accrued payroll and related benefits	55,170	5,698	12,219
Payroll taxes payable	(23,465)	7,030	12,697
Other accrued liabilities	(736)	(4,177)	1,371
Premium payable	7,886	54,168	12,081
Workers' compensation claims liabilities	(39,350)	(51,246)	(64,222)
Operating lease liabilities	(6,668)	(7,099)	(6,740)
Other assets and liabilities, net	218	(160)	298
Net cash provided by operating activities	10,087	67,222	27,778
Cash flows from investing activities:
Purchase of property, equipment and software	(14,160)	(11,827)	(15,973)
Proceeds from sale of property and equipment	8	120	—
Purchase of investments	(7,902)	(4,387)	—
Proceeds from sales and maturities of investments	23,319	10,352	18,732
Purchase of restricted investments	(29,971)	(66,734)	(4,345)
Proceeds from sales and maturities of restricted investments	67,491	17,289	62,740
Net cash provided by (used in) investing activities	38,785	(55,187)	61,154
Cash flows from financing activities:
Proceeds from credit-line borrowings	415	12,313	—
Payments on credit-line borrowings	(415)	(12,313)	—
Payments on long-term debt	—	—	(3,510)
Repurchase of common stock	(29,133)	(34,192)	(47,168)
Common stock repurchased on vesting of stock awards	(4,837)	(2,993)	(1,692)
Dividends paid	(8,086)	(8,089)	(8,524)
Proceeds from exercise of stock options and purchase of ESPP	931	702	711
Net cash used in financing activities	(41,125)	(44,572)	(60,183)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,747	(32,537)	28,749
Cash, cash equivalents and restricted cash, beginning of period	74,841	107,378	78,629
Cash, cash equivalents and restricted cash, end of period	$82,588	$74,841	$107,378

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

We believe this platform, delivered through our decentralized organizational structure, differentiates BBSI from our competitors. The Company supports clients with a local presence in 67 markets throughout the United States. Approximately 72%, 72% and 73%, respectively, of our revenue during 2024, 2023 and 2022 was attributable to our California operations. BBSI was incorporated in Maryland in 1965.

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

Common stock split

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

Reportable segment

BBSI has one operating and reportable segment which provides business management solutions to small and mid-sized companies. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM is provided financial information presented on a consolidated basis, including consolidated gross margin and consolidated net income, to assess the financial performance of the Company and to decide how to allocate resources, including by reinvesting profits into our single operating segment or pursuing other strategic initiatives, such as stock repurchases or acquisitions. The financial information presented to the CODM, including the expense categories, is consistent with the financial information contained in these consolidated financial statements.

The accounting policies of our reportable segment are the same as those of the consolidated entity.

BBSI derives revenue exclusively in the United States and all of the Company’s long-lived assets are located in the United States.

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

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes, workers' compensation costs, and employee benefits costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes consist of the employer's portion of Social Security and Medicare taxes and federal and state unemployment taxes. Benefit costs primarily comprise health insurance premiums paid to third-party carriers as part of our fully insured PEO benefits programs and underwriting and benefit consultant payroll. Workers' compensation costs consist primarily of premiums paid to third-party insurers, claims reserves, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, third-party broker commissions, risk manager payroll, as well as costs associated with operating our two wholly owned insurance companies, AICE and Ecole.

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

Investments

The Company classifies investments as available-for-sale. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive loss in stockholders' equity. Investments are recorded as current on the consolidated balance sheets as the invested funds are available for current operations. Management considers available evidence in evaluating potential impairment of investments, including the extent to which fair value is less than cost and adverse conditions related to the security. In the event of a credit loss, an allowance would be recognized to the extent that the fair value of the security is less than the present value of the expected future cash flows. Realized gains and losses on sales of investments are included in investment income, net in our consolidated statements of operations. Investment income, net in the consolidated statements of operations includes interest income of $10.9 million, $9.1 million, and $6.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Trade accounts receivable

PEO customers are invoiced following the end of each payroll processing cycle with payment generally due on the invoice date and staffing customers are generally invoiced weekly with payment terms of 30 days. The balance in trade accounts receivable is comprised primarily of unbilled receivables of $218.8 million and $157.9 million at December 31, 2024 and 2023, respectively. The remaining balance of $16.6 million and $14.4 million in trade accounts receivable at December 31, 2024 and 2023, respectively, is primarily related to outstanding billings to PEO and staffing clients, offset by an allowance for expected credits losses of $0.9 million at December 31, 2024 and 2023, respectively.

Allowance for expected credit losses

The Company had an allowance for expected credit losses of $0.9 million at December 31, 2024 and 2023. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers' payment trends when evaluating the adequacy of the allowance for expected credit losses. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

Our allowance for expected credit losses activity is summarized as follows (in thousands):

	2024	2023	2022
Balance at January 1,
Allowance for expected credit losses	$885	$893	$460
Charges to expense	72	98	462
Write-offs of uncollectible accounts, net of recoveries	(72)	(106)	(29)
Balance at December 31,
Allowance for expected credit losses	$885	$885	$893

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

Goodwill and intangible assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for a business combination and the fair value of the net assets acquired. Goodwill is not amortized but is evaluated for impairment annually, or more frequently if circumstances indicate that it is more likely than not that the fair value of the operating segment is below its carrying value. The Company has one operating and reportable segment and evaluates the carrying value of goodwill annually at December 31. No impairment has been recognized in the periods presented.

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

Workers’ compensation claims liabilities

Our workers’ compensation claims liabilities do not represent an exact calculation of liability but rather management’s best estimate of future obligation amounts under workers' compensation programs where the Company retains risk. These estimates utilize actuarial expertise and projection techniques, at a given reporting date, and are based on an evaluation of information provided by our third-party administrator for workers’ compensation claims, coupled with an actuarial estimate of future loss development with respect to reported claims and incurred but not reported claims (together, “IBNR”). Workers’ compensation claims liabilities include case reserve estimates for reported losses, plus additional amounts for estimated IBNR claims, MCC and legal costs, unallocated loss adjustment expenses and estimated future recoveries. The estimate of incurred costs expected to be paid within one year is included in current liabilities, while the estimate of incurred costs expected to be paid beyond one year is included in long-term liabilities on our consolidated balance sheets. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

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

Statements of cash flows

Interest paid in 2024, 2023 and 2022 did not materially differ from interest expense. Income taxes paid by the Company totaled $14.9 million, $22.2 million, and $21.0 million in 2024, 2023 and 2022, respectively.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our consolidated balance sheets to the amounts reported on the consolidated statements of cash flows (in thousands):

	December 31,	December 31,	December 31,
	2024	2023	2022
Cash and cash equivalents	$55,367	$71,168	$91,423
Restricted cash, included in restricted cash and investments	27,221	3,673	15,955
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$82,588	$74,841	$107,378

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

	Year Ended
	December 31,
	2024	2023	2022
Weighted average number of basic shares outstanding	26,076	26,921	28,521
Effect of dilutive securities	632	473	384
Weighted average number of diluted shares outstanding	26,708	27,394	28,905

Accounting estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are used for fair value measurement of investments, allowance for expected credit losses, deferred income taxes, carrying values for goodwill and property, equipment and software, and accrued workers' compensation liabilities. Actual results may or may not differ from such estimates.

Reclassifications

To conform to the current period’s presentation, the prior period balance of accrued payroll, payroll taxes and related benefits on the consolidated balance sheets of $234.1 million was disaggregated into accrued payroll and related benefits of $160.9 million and payroll taxes payable of $73.2 million. In the consolidated statements of cash flows, the 2023 amount of net cash inflows from accrued payroll, payroll taxes and related benefits of $12.7 million was disaggregated into net cash inflows from accrued payroll and related benefits of $5.7 million and net cash inflows from payroll taxes payable of $7.0 million. For 2022, net cash inflows from accrued payroll, payroll taxes and related benefits of $24.9 million was disaggregated into net cash inflows from accrued payroll and related benefits of $12.2 million and net cash inflows from payroll taxes payable of $12.7 million.

To conform to the current period’s presentation, safety incentives liability of $1.3 million was reclassified to other accrued liabilities in the prior period consolidated balance sheets, and net cash outflows from safety incentives liability of $0.8 million and $2.3 million were reclassified to other accrued liabilities in the prior period consolidated statements of cash flows for the years ended December 31, 2023 and 2022, respectively.

All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the 2024 Stock Split. To conform to the current period’s presentation, additional paid-in-capital of approximately $0.2 million was reclassified to common stock in the prior period consolidated balance sheets and prior periods' consolidated statements of stockholders' equity.

Recent accounting pronouncements

The following Accounting Standards Updates (ASUs) have been recently issued by the Financial Accounting Standards Board (FASB).

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which expands annual and interim reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We have adopted this ASU on a retrospective basis for the annual reporting period of our fiscal year beginning January 1, 2024 with no material effects on the Company’s financial condition, results of operations, or cash flows.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes. The new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. We plan to adopt this ASU for the annual reporting period of our fiscal year beginning January 1, 2025. We are evaluating the impact of applying this new accounting guidance to our income tax disclosures but do not expect the adoption of this ASU to have any material effects on the Company’s financial condition, results of operations, or cash flows.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“DISE”)

In November 2024, the FASB issued ASU 2024-03, which requires disclosure of specified information about certain costs and expenses in the notes to interim and annual financial statements. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. We are evaluating the impact of this new accounting standard but do not expect the adoption of this ASU to have any material effects on the Company’s financial condition, results of operations, or cash flows.

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

In determining the fair value of our financial assets, the Company predominantly uses the market approach. In determining the fair value of all its corporate bonds, mortgage-backed securities, U.S. treasuries, U.S. government agency securities, mutual funds, money market funds, asset-backed securities, and emerging markets, the Company utilizes non-binding quotes provided by our investment brokers.

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

The following table summarizes the Company’s investments at December 31, 2024 and 2023 measured at fair value on a recurring basis (in thousands):

	December 31, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Recorded		Unrealized	Unrealized	Recorded
	Cost	Gains	Losses	Basis	Cost	Gains	Losses	Basis
Current:
Cash equivalents:
Money market funds	$26,661	$—	$—	$26,661	$19,539	$—	$—	$19,539
Total cash equivalents	26,661	—	—	26,661	19,539	—	—	19,539
Investments:
Corporate bonds	27,954	3	(2,365)	25,592	34,472	2	(3,161)	31,313
U.S. government agency securities	12,734	—	(203)	12,531	12,830	—	(408)	12,422
U.S. treasuries	12,460	—	(1,140)	11,320	12,448	—	(1,253)	11,195
Mortgage-backed securities	12,128	—	(2,592)	9,536	13,084	—	(2,454)	10,630
Asset-backed securities	7,610	12	(109)	7,513	13,659	4	(191)	13,472
Emerging markets	—	—	—	—	2,003	—	(8)	1,995
Total current investments	72,886	15	(6,409)	66,492	88,496	6	(7,475)	81,027
Restricted cash and investments (1):
Corporate bonds	100,030	16	(7,302)	92,744	82,481	19	(8,473)	74,027
U.S. treasuries	54,900	—	(6,348)	48,552	109,020	21	(6,436)	102,605
Mortgage-backed securities	40,858	10	(5,674)	35,194	42,077	2	(5,218)	36,861
U.S. government agency securities	16,785	—	(914)	15,871	16,863	—	(1,199)	15,664
Mutual funds	10,961	—	—	10,961	8,941	—	—	8,941
Asset-backed securities	1,666	6	(1)	1,671	799	1	(1)	799
Money market funds	216	—	—	216	337	—	—	337
Emerging markets	200	1	—	201	200	2	—	202
Total restricted cash and investments	225,616	33	(20,239)	205,410	260,718	45	(21,327)	239,436
Total investments	$325,163	$48	$(26,648)	$298,563	$368,753	$51	$(28,802)	$340,002

(1) Included in restricted cash and investments within the consolidated balance sheets as of December 31, 2024 and 2023 is restricted cash of $26.7 million and $3.6 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company's investments at December 31, 2024 and 2023 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	December 31, 2024					December 31, 2023
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$26,661	$—	$—	$—	$26,661	$19,539	$—	$—	$—	$19,539
Investments:
Corporate bonds	25,592	—	25,592	—	—	31,313	—	31,313	—	—
U.S. government agency securities	12,531	—	12,531	—	—	12,422	—	12,422	—	—
U.S. treasuries	11,320	—	11,320	—	—	11,195	—	11,195	—	—
Mortgage-backed securities	9,536	—	9,536	—	—	10,630	—	10,630	—	—
Asset-backed securities	7,513	—	7,513	—	—	13,472	—	13,472	—	—
Emerging markets	—	—	—	—	—	1,995	—	1,995	—	—
Restricted cash and investments:
Corporate bonds	92,744	—	92,744	—	—	74,027	—	74,027	—	—
U.S. treasuries	48,552	—	48,552	—	—	102,605	—	102,605	—	—
Mortgage-backed securities	35,194	—	35,194	—	—	36,861	—	36,861	—	—
U.S. government agency securities	15,871	—	15,871	—	—	15,664	—	15,664	—	—
Mutual funds	10,961	10,961	—	—	—	8,941	8,941	—	—	—
Asset-backed securities	1,671	—	1,671	—	—	799	—	799	—	—
Money market funds	216	—	—	—	216	337	—	—	—	337
Emerging markets	201	—	201	—	—	202	—	202	—	—
Total investments	$298,563	$10,961	$260,725	$—	$26,877	$340,002	$8,941	$311,185	$—	$19,876

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

The following table summarizes the contractual maturities of the Company’s available for sale securities at December 31, 2024 and 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The table also includes money market funds, which are classified as cash and cash equivalents on the Company’s consolidated balance sheets.

	December 31, 2024
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$18,815	$76,574	$22,947	$—	$118,336
U.S. treasuries	497	42,333	17,042	—	59,872
U.S. government agency securities	8,014	19,333	1,055	—	28,402
Money market funds	26,877	—	—	—	26,877
Asset-backed securities	—	1,228	6,654	1,302	9,184
Emerging markets	—	—	201	—	201
Total	$54,203	$139,468	$47,899	$1,302	$242,872

	December 31, 2023
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
U.S. treasuries	$55,955	$32,706	$25,139	$—	$113,800
Corporate bonds	6,859	67,731	30,574	176	105,340
U.S. government agency securities	39	27,018	1,029	—	28,086
Money market funds	19,876	—	—	—	19,876
Asset-backed securities	—	799	12,182	1,290	14,271
Emerging markets	1,995	—	202	—	2,197
Total	$84,724	$128,254	$69,126	$1,466	$283,570

The average contractual maturity of mortgage-backed securities, which are excluded from the table above, was 21 years and 23 years as of December 31, 2024 and 2023, respectively.

The fair values and gross unrealized losses of the Company’s available for sale securities that were in an unrealized loss position as of December 31, 2024 and 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	December 31, 2024
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Recorded	Unrealized	Recorded	Unrealized	Recorded	Unrealized
	Basis	Losses	Basis	Losses	Basis	Losses
Investments:
Corporate bonds	$20	$—	$25,377	$(2,365)	$25,397	$(2,365)
U.S. government agency securities	—	—	12,531	(203)	12,531	(203)
U.S. treasuries	—	—	11,320	(1,140)	11,320	(1,140)
Mortgage-backed securities	—	—	9,536	(2,592)	9,536	(2,592)
Asset-backed securities	—	—	1,301	(109)	1,301	(109)
Total investments	20	—	60,065	(6,409)	60,085	(6,409)
Restricted investments:
Corporate bonds	11,142	(15)	71,716	(7,287)	82,858	(7,302)
U.S. treasuries	1,399	(29)	46,656	(6,319)	48,055	(6,348)
Mortgage-backed securities	3,360	(37)	29,877	(5,637)	33,237	(5,674)
U.S. government agency securities	—	—	15,871	(914)	15,871	(914)
Asset-backed securities	443	(1)	—	—	443	(1)
Total restricted investments	16,344	(82)	164,120	(20,157)	180,464	(20,239)
Total investments and restricted investments	$16,364	$(82)	$224,185	$(26,566)	$240,549	$(26,648)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Recorded	Unrealized	Recorded	Unrealized	Recorded	Unrealized
	Basis	Losses	Basis	Losses	Basis	Losses
Investments:
Corporate bonds	$—	$—	$31,122	$(3,161)	$31,122	$(3,161)
U.S. government agency securities	562	(20)	11,859	(388)	12,421	(408)
U.S. treasuries	—	—	11,195	(1,253)	11,195	(1,253)
Mortgage-backed securities	—	—	10,629	(2,454)	10,629	(2,454)
Asset-backed securities	—	—	5,268	(191)	5,268	(191)
Emerging Markets	—	—	1,995	(8)	1,995	(8)
Total investments	562	(20)	72,068	(7,455)	72,630	(7,475)
Restricted investments:
Corporate bonds	176	(1)	72,439	(8,472)	72,615	(8,473)
U.S. treasuries	994	(1)	47,046	(6,435)	48,040	(6,436)
Mortgage-backed securities	1,235	(5)	35,383	(5,213)	36,618	(5,218)
U.S. government agency securities	3,287	(171)	12,377	(1,028)	15,664	(1,199)
Asset-backed securities	300	(1)	—	—	300	(1)
Total restricted investments	5,992	(179)	167,245	(21,148)	173,237	(21,327)
Total investments and restricted investments	$6,554	$(199)	$239,313	$(28,603)	$245,867	$(28,802)

We have determined that the gross unrealized losses on our investments as of December 31, 2024 and 2023 were temporary in nature. The decline in fair value was due to changes in market interest rates, rather than credit losses.

Note 3 - Property, Equipment and Software

Property, equipment and software consists of the following (in thousands):

	December 31,
	2024	2023
Buildings	$17,929	$18,449
Equipment, furniture and fixtures	24,244	24,093
Computer hardware and software	6,233	6,109
Software development costs	47,025	34,620
	95,431	83,271
Less accumulated depreciation and amortization	(40,140)	(34,466)
	55,291	48,805
Land	1,490	1,490
Total Property, Equipment and Software	$56,781	$50,295

We recognized $3.7 million, $3.6 million and $3.4 million in depreciation expense associated with our property and equipment in 2024, 2023 and 2022, respectively. We recognized $3.9 million, $3.5 million, and $2.8 million in amortization of capitalized software development costs in 2024, 2023 and 2022, respectively. We capitalized $12.4 million, $6.0 million and $5.3 million of software development costs in 2024, 2023 and 2022, respectively.

Note 4 - Workers' Compensation Claims

The following table summarizes the aggregate workers' compensation reserve activity (in thousands):

	Years Ended December 31,
	2024	2023	2022
Beginning balance
Workers' compensation claims liabilities	$167,763	$215,987	$279,407
Add: claims expense accrual
Current period	12,188	16,731	19,146
Prior periods	(11,524)	(12,147)	(11,337)
Total claims expense incurred	664	4,584	7,809
Less: claim payments related to
Current period	5,006	3,260	4,450
Prior periods	35,008	52,570	67,581
Total claim payments	40,014	55,830	72,031
Change in claims incurred in excess of retention limits	33	3,022	802
Ending balance
Workers' compensation claims liabilities	$128,446	$167,763	$215,987

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

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $197.1 million and $210.9 million at December 31, 2024 and December 31, 2023, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s consolidated balance sheets.

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

The states of Maryland, California, Oregon, Colorado, Washington, and Delaware required the Company to maintain collateral totaling $55.9 million and $48.1 million at December 31, 2024 and 2023, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At December 31, 2024, the Company provided surety bonds totaling $55.9 million.

Claims liabilities

The Company provided a total of $128.4 million and $167.8 million at December 31, 2024 and 2023, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $6.0 million on December 31, 2024 and 2023, represent case reserves and IBNR in excess of the Company’s retention. The accrual for costs incurred in excess of retention is offset by a receivable from insurance carriers of $6.0 million at December 31, 2024 and 2023, included in other assets in the consolidated balance sheets.

Note 5 - Revolving Credit Facility and Long-Term Debt

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the "Bank") for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $25.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate ("SOFR") plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2024 and 2023. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment. The revolving credit facility will mature on July 1, 2026, unless extended.

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
•
the Company may not terminate or cancel any of the AICE policies; and
•
if an event of default occurs, and is continuing, including on a pro forma basis, no dividends or distributions would be permitted to be paid and redemptions and repurchases of the Company’s stock would be permitted only up to $15 million in any rolling 12-month period.

The Agreement also contains customary events of default and specified cross-defaults under the Company's workers' compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At December 31, 2024, the Company was in compliance with all covenants.

Note 6 - Benefit Plans

We have a 401(k) Retirement Savings Plan for the benefit of our eligible employees. Employees covered under a PEO arrangement may participate in the plan at the sole discretion of the PEO client. We make matching contributions to the 401(k) plan under a safe harbor provision. The determination of any discretionary Company contributions to the plan is at the sole discretion of our Board of Directors. No discretionary Company contributions were made to the plan for the years ended December 31, 2024, 2023 and 2022. We made matching contributions of $2.6 million, $2.4 million and $2.1 million in 2024, 2023 and 2022, respectively.

The Company allows certain highly compensated employees of the Company to defer compensation under a nonqualified deferred compensation plan. The long-term portion of the deferred compensation plan liability was $9.5 million and $7.9 million at December 31, 2024 and 2023, respectively, and is recorded in customer deposits and other long-term liabilities on the consolidated balance sheets. The current portion of the deferred compensation plan liability was $1.5 million and $1.1 million at December 31, 2024 and 2023, respectively, and is recorded in other accrued liabilities on the consolidated balance sheets. The fair value of the long-term asset portion of this plan was $9.5 million and $7.9 million at December 31, 2024 and 2023, respectively, and is recorded in noncurrent restricted cash and investments on the consolidated balance sheets. The fair value of the current asset portion of this plan was $1.5 million and $1.1 million at December 31, 2024 and 2023, respectively, and is recorded in current restricted cash and investments on the consolidated balance sheets.

Note 7 - Leases

The Company primarily leases office buildings under operating leases which are included in Operating lease right-of-use (“ROU”) assets, Current operating lease liabilities, and Long-term operating lease liabilities on the consolidated balance sheets. The Company’s leases have remaining terms of 1 to 7 years.

Information related to the Company's total lease costs was as follows (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Operating lease cost	$7,556	$7,894
Variable lease cost	1,314	1,229
Short-term lease cost	662	208
Total lease cost	$9,532	$9,331

Information related to the Company's ROU assets and related lease liabilities was as follows (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Cash paid for operating lease liabilities	$7,745	$7,933
Right-of-use assets obtained in exchange for new operating lease obligations	6,913	7,270

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	3.7 years	3.8 years
Weighted-average discount rate	5.1%	4.7%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2024 (in thousands):

2025	$7,131
2026	6,249
2027	5,036
2028	3,477
2029	1,352
Thereafter	368
Total undiscounted future minimum lease payments	23,613
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	2,166
Total operating lease liabilities	$21,447
Current operating lease liabilities	$6,231
Long-term operating lease liabilities	15,215
Total operating lease liabilities	$21,447

The Company has additional operating leases of $7.1 million that have not commenced as of December 31, 2024, and as such, have not been recognized in the Company’s Consolidated Balance Sheets. These operating leases are expected to commence in 2025 with lease terms of 5 to 7 years.

Note 8 - Income Taxes

The provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$15,070	$11,896	$14,683
State	3,613	1,854	5,529
Total current provision for income taxes	18,683	13,750	20,212
Deferred:
Federal	(535)	2,784	(1,096)
State	(319)	1,842	(1,081)
Total deferred provision for income taxes	(854)	4,626	(2,177)
Total provision for income taxes	$17,829	$18,376	$18,035

Deferred income tax assets and liabilities consist of the following components (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Deferred compensation	$7,392	$6,149
Tax effect of unrealized losses, net	7,374	7,969
Operating lease liability	5,850	5,813
Workers' compensation claims liabilities	5,423	6,709
Other	1,164	579
Equity based compensation	857	907
Total deferred income tax assets	28,060	28,126
Less: valuation allowance	340	65
Net deferred income tax assets	27,720	28,061
Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(10,230)	(9,180)
Amortization of software and intangibles	(7,467)	(8,441)
Operating lease right-of-use	(5,545)	(5,452)
Other	(1)	(770)
Total deferred income tax liabilities	(23,243)	(23,843)
Net deferred income taxes	$4,477	$4,218

The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

	Year Ended December 31,
	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.6	4.3	5.4
Nondeductible expenses and other, net	1.0	1.7	1.5
Adjustment for final positions on filed returns	0.5	(0.5)	0.2
Other, net	(0.1)	0.2	—
Federal and state tax credits	(0.8)	(0.1)	(0.5)
Effective tax rate	25.2%	26.6%	27.6%

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely-than-not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended at both December 31, 2024 and December 31, 2023.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service (the "IRS") is examining the Company’s federal tax returns for the years ended December 31, 2017 through 2021. BBSI received notices that the IRS intends to disallow certain wage-based tax credits claimed for the years 2017 through 2021, which could result in estimated total additional taxes of $8.0 million and penalties of $1.9 million plus related interest. The Company disagrees with the IRS determination to disallow certain wage-based credits taken by the Company and has filed U.S. Tax Court petitions challenging these notices. We believe that the Company has the technical merits to defend its position. Based on management’s more-likely-than-not assessment that the Company’s position is sustainable, no reserve for the aforementioned IRS notices of disallowance of wage-based tax credits or underpayment penalties has been recorded in the financial statements.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for tax years before 2017. As of December 31, 2024, total gross unrecognized tax benefits, excluding interest and penalties, of $0.5 million would affect the Company's effective tax rate if recognized in future periods. The Company does not anticipate any material changes to the reserve in the next 12 months. The Company had unrecognized tax benefit of $0.8 million and $0.6 million as of December 31, 2023 and December 31, 2022, respectively.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At December 31, 2024, the Company had no state operating loss carryforwards. At December 31, 2024, the Company did not have a federal general business tax credit carryforward or an alternative minimum tax credit carryforward.

Note 9 - Stock Incentive Plans

The Company's 2020 Stock Incentive Plan (the "2020 Plan"), which provides for share-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by stockholders on May 27, 2020, and amended with stockholder approval on June 5, 2023, to increase the number of shares available for issuance under the 2020 Plan from 375,000 to 725,000. On June 3, 2024, the Company's stockholders approved an amendment of the Company's Amended and Restated Charter to increase the number of authorized shares of Common Stock of the Company from 20,500,000 to 82,000,000 (the "Charter Amendment"). The Company's Board of Directors proposed the Charter Amendment in part to permit a four-for-one split of the Company's common stock. As such, the number of shares available for issuance under the 2020 Plan increased from 725,000 to 2,900,000. The number of shares available for grants of awards at December 31, 2024 was 862,526.

Share-based compensation expense included in selling, general and administrative expenses during the years ended December 31, 2024, 2023 and 2022, was $8.8 million, $8.5 million and $7.4 million, respectively. Related income tax benefits for the years ended December 31, 2024, 2023 and 2022, were $2.2 million, $1.6 million and $1.2 million, respectively.

Stock Options

Outstanding stock options generally vest over four or eight years and expire up to ten years after the date of grant.

A summary of the status of the Company’s stock options at December 31, 2024, together with changes during the periods then ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term (Years)	(In Thousands)
Outstanding at December 31, 2023	400,000	$17.89	—	—
Options granted at market price	34,500	43.78	—	—
Options exercised	(20,500)	6.73	—	—
Outstanding at December 31, 2024	414,000	20.60	3.09	9,474
Exercisable at December 31, 2024	219,500	$17.00	2.54	$5,803

The fair value of stock option awards as determined under the Black-Scholes option-pricing model was estimated with the following weighted-average assumptions:

2024
Expected volatility	24.4%
Risk free interest rate	4.2%
Expected dividend yield	0.7%
Expected term (years)	5.0
Weighted average fair value per share	$12.16

The weighted average fair value of stock options granted for the year ended December 31, 2024 was $12.16. There were no stock options granted with an exercise price below market price during 2024. No stock options were granted during 2023 or 2022.

The intrinsic value of stock options exercised for the years ended December 31, 2024, 2023 and 2022 was $0.6 million, $0.1 million, and $0.2 million, respectively. The fair value of stock options vested for the years ended December 31, 2024 and December 31, 2022 was $728,000. No stock options vested during the years ended December 31, 2023. As of December 31, 2024, unrecognized compensation expense related to stock options was $1.3 million with a weighted average remaining amortization period of 2.1 years.

Restricted Stock Units

Restricted stock units generally vest in four equal annual installments beginning one year following the date of grant, other than restricted stock units granted to nonemployee directors since 2019, which vest one year following the date of grant.

The following table presents restricted stock unit activity:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested at December 31, 2023	877,112	$19.14
Granted	266,812	31.84
Vested	(348,524)	17.94
Cancelled/Forfeited	(34,543)	20.11
Nonvested at December 31, 2024	760,857	$24.10

The total fair value of restricted stock units vested during the years ended December 31, 2024, 2023 and 2022 was $6.3 million, $5.1 million and $4.5 million, respectively. As of December 31, 2024, unrecognized compensation expense related to restricted stock units was $14.0 million with a weighted average remaining amortization period of 2.8 years.

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

The following table presents PSU activity:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested at December 31, 2023	245,176	$18.23
Granted	117,661	25.99
Vested	(97,089)	17.29
Nonvested at December 31, 2024	265,748	$22.01

The total grant date fair value of PSUs vested during the years ended December 31, 2024, 2023 and 2022 was $1.7 million, $1.6 million, and $259,000, respectively.

Employee Stock Purchase Plan

The Company offers employees the right to purchase shares at a discount from the market price under the Company’s 2019 Employee Stock Purchase Plan. Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 15% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the fair market value at the end of the offering period. As of December 31, 2024, approximately 1,024,554 shares were reserved for future issuance under the 2019 Employee Stock Purchase Plan.

Note 10 - Stock Repurchase Program

The Company maintains a stock repurchase program approved by the Board of Directors, which authorizes the repurchase of shares from time to time in open market purchases. On July 31, 2023, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning July 31, 2023. The new repurchase program replaces the program approved in February 2022. The Company repurchased 848,958, 1,500,456 and 2,423,748 shares at an aggregate purchase price of $29.1 million, $34.2 million, and $47.2 million during 2024, 2023 and 2022, respectively.

In addition, shares of restricted stock units withheld to satisfy tax-withholding obligations from the vesting of restricted stock units were 153,372, 131,552 and 92,452 in 2024, 2023 and 2022, respectively, which are not subject to the current repurchase program. See “Note 5. Revolving Credit Facility and Long-Term Debt” for related restrictions on share repurchases.

Note 11 - Litigation

On April 5, 2011, several individual plaintiffs filed a wage and hour class action in the California Superior Court, County of Fresno, naming as defendants their employer, a Merry Maids franchisee; BBSI, which was providing PEO services to the franchisee; and various parties related to the franchisor. Plaintiffs claimed, among other things, that BBSI and the franchisor were their joint employer with the franchisee and therefore jointly responsible for the alleged wage and hour violations. BBSI continues to maintain that it was not the plaintiff's joint employer. Notwithstanding, in January 2025, the plaintiffs and BBSI reached an agreement in principle to settle the matter, subject to the completion of definitive documentation and customary court approval.

BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation. For the matter discussed above, as well as other cases, management has recorded estimated liabilities totaling $1.7 million in other accrued liabilities in the consolidated balance sheets.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2024.

Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is a process designed by, or under the supervision of, our CEO and our CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP in the United States of America. Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our ICFR based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting has also been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report included below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Barrett Business Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Barrett Business Services, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.

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

February 28, 2025

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities, applicable to our directors, officers, employees, and other covered persons, as well as procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Additional information required by this item is incorporated by reference to the information set forth under the captions or subcaptions “Proposal 1: Election of Directors,” “Audit and Compliance Committee,” “Background and Experience of Executive Officers," “Code of Ethics,” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Proxy Statement”).

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the captions “Director Compensation for 2024” and “Executive Compensation” in the Proxy Statement, other than the information under the subcaption “Pay Versus Performance.”

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth under the caption "Proposal 1: Election of Directors" and "Related Person Transactions" in the Proxy Statement.

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

Exhibits

The following exhibits are filed or furnished herewith or incorporated by reference and this list is intended to constitute the exhibit index.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Charter of the Registrant, as amended through June 4, 2024.	10-Q	0-21886	3.1	731/2024

3.2	Bylaws of the Registrant, as amended through May 27, 2020.	10-Q	0-21886	3.1	8/5/2020

4.1	Third Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”), dated as of March 1, 2022.	10-K	0-21886	4.1	3/7/2022

4.2	First Amendment, effective as of June 12, 2023, to Third Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association.	10-Q	0-21886	4.1	8/3/2023

4.3	Amended and Restated Security Agreement: Business Assets, dated as of March 1, 2022, between the Registrant and Wells Fargo.	10-K	0-21886	4.2	3/7/2022

4.4	Amended and Restated Standby Letter of Credit Agreement dated as of June 20, 2018, between the Registrant and Wells Fargo.	10-Q	0-21886	4.4	8/8/2018

4.5	Fifth Amended and Restated Revolving Line of Credit Note effective June 12, 2023 of the Registrant.	10-Q	0-21886	4.2	8/3/2023

4.6	Description of the Registrant's Capital Stock.					X

10.1*	2009 Stock Incentive Plan of the Registrant (the “2009 Plan”).					X

10.2*	2015 Stock Incentive Plan of the Registrant (the "2015 Plan").					X

10.3*	Amended and Restated 2020 Stock Incentive Plan of the Registrant (the "2020 Plan").					X

10.4*	Form of Performance Share Award Agreement under the 2020 Plan.	10-Q	0-21886	10.1	8/4/2021

10.5*	Nonqualified Stock Option Award Agreement between the Registrant and Thomas J. Carley dated July 1, 2016.					X

10.6*	Form of Employee Nonqualified Stock Option Award Agreement for grants to Gerald R. Blotz and Gary E. Kramer effective March 28, 2018, under the 2015 Plan.					X

10.7*	Form of Incentive Stock Option Award Agreement relating to February 2, 2015, grants under the 2009 Plan.	10-K	0-21886	10.11	5/26/2016

10.8*	Form of Restricted Stock Units Award Agreement for Executive Officers for awards granted beginning in 2018 under the 2015 Plan.	10-Q	0-21886	10.3	8/8/2018

10.9*	Form of Restricted Stock Units Award Agreement for Executive Officers under the 2020 Plan.	10-Q	0-21886	10.1	11/4/2020

10.10*	Form of Restricted Stock Units Award Agreement for Non-Employee Directors under the 2020 Plan.	10-Q	0-21886	10.2	11/4/2020

10.11*	Summary of Compensatory Arrangements for Non-Employee Directors of the Registrant effective January 1, 2025.					X

10.12*	Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan.	10-Q	0-21886	10.8	8/9/2017

10.13*	First and Second Amendments to the Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan.	10-Q	0-21886	10.1	5/7/2019

10.14*	Form of Restricted Stock Units Award Agreement under Nonqualified Deferred Compensation Plan.	10-Q	0-21886	10.1	5/8/2018

10.15*	Form of Restricted Stock Units Award Agreement under Nonqualified Deferred Compensation Plan for grants beginning July 1, 2020.	10-Q	0-21886	10.3	11/4/2020

10.16*	Employment Agreement between the Registrant and Gary Kramer Jr., dated April 22, 2020.	8-K	0-21886	10.2	4/24/2020

10.17*	Employment Agreement between the Registrant and Gerald Blotz, dated April 22, 2020.	8-K	0-21886	10.3	4/24/2020

10.18*	Employment Agreement between the Registrant and Anthony Harris, dated April 22, 2020.	8-K	0-21886	10.4	4/24/2020

10.19*	Employment Agreement between the Registrant and James Potts, dated August 14, 2020.	10-K	0-21886	10.30	3/8/2021

10.20*	Amended Death Benefit Agreement entered into by the Registrant and Gerald L. Blotz effective October 30, 2020.	10-K	0-21886	10.31	3/8/2021

10.21*	Death Benefit Agreement entered into by the Registrant and Anthony Harris effective June 30, 2020.	10-Q	0-21886	10.7	8/5/2020

10.22*	Amended Death Benefit Agreement entered into by the Registrant and Gary Kramer effective June 30, 2020.	10-Q	0-21886	10.8	8/5/2020

10.23*	Death Benefit Agreement entered into by the Registrant and James Potts effective October 30, 2020.	10-K	0-21886	10.34	3/8/2021

10.24*	Barrett Business Services, Inc. Amended and Restated Annual Cash Incentive Award Plan.	10-K	0-21886	10.45	3/5/2019

10.25*	Form of Indemnification Agreement with each outside director of Barrett Business Services, Inc.	10-Q	0-21886	10.2	8/4/2021

10.26*	Form of Employee Nonqualified Stock Option Award Agreement for grants under the 2020 Plan in 2024.					X

19.1	Insider Trading Policy.					X

21.	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).					X

32.	Certification pursuant to 18 U.S.C. Section 1350.					X

97.1	Executive Compensation Recovery Policy.	10-K	0-21886	97.1	3/1/2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Coverage Page Interactive Data File (embedded within the Inline XBRL document).	X

* Denotes a management contract or a compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: February 28, 2025	By:	/s/ Anthony J. Harris
Anthony J. Harris Executive Vice President and Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 2025.

Principal Executive Officer and Director:

/s/ Gary E. Kramer	President and Chief Executive Officer and Director
Gary E. Kramer

Principal Financial and Accounting Officer:

/s/ Anthony J. Harris	Executive Vice President and Chief Financial Officer and Treasurer
Anthony J. Harris

Majority of Directors:

/s/ Thomas J. Carley	Director
Thomas J. Carley

/s/ Joseph S. Clabby	Vice Chairman of the Board and Director
Joseph S. Clabby

/s/ Thomas B. Cusick	Director
Thomas B. Cusick

/s/ Anthony Meeker	Chairman of the Board and Director
Anthony Meeker

/s/ Carla A. Moradi	Director
Carla A. Moradi

/s/ Alexandra Morehouse	Director
Alexandra Morehouse

/s/ Vincent P. Price	Director
Vincent P. Price