Form 10-K/A
period 2024-12-31
BARRETT BUSINESS SERVICES INC
filed 2025-03-03
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Amendment No. 1)

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

BARRETT BUSINESS SERVICES, INC.

2024 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

This Amendment on Form 10-K/A (“Amendment No. 1”) amends the registrant’s Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 28, 2025 (the “Form 10-K”), solely for the purpose of correcting the signature in the Report of Independent Registered Public Accounting Firm included in Part II, Item 8 of the Form 10-K. Accordingly, we are filing this Amendment No. 1 to the Form 10-K to include a corrected Report of Independent Registered Public Accounting Firm.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the Company is also including the entire text of Part II, Item 8 of the Form 10-K in this Amendment No. 1. However, there have been no changes to the text of such Part II, Item 8 other than the change stated in the paragraph above.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1. As this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 4 and 5 of the certifications pursuant to Rule 13a-14(a) have been omitted.

No other information included in the Form 10-K has been amended and this Amendment No. 1 should be read in conjunction with the Form 10-K. Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-K, or reflect events occurring after the filing of the Form 10-K.

PART II

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

/s/ Deloitte & Touche LLP

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

Exhibits

The following exhibits are filed or furnished herewith or incorporated by reference and this list is intended to constitute the exhibit index.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Charter of the Registrant, as amended through June 4, 2024.	10-Q	0-21886	3.1	731/2024

3.2	Bylaws of the Registrant, as amended through May 27, 2020.	10-Q	0-21886	3.1	8/5/2020

4.1	Third Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”), dated as of March 1, 2022.	10-K	0-21886	4.1	3/7/2022

4.2	First Amendment, effective as of June 12, 2023, to Third Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association.	10-Q	0-21886	4.1	8/3/2023

4.3	Amended and Restated Security Agreement: Business Assets, dated as of March 1, 2022, between the Registrant and Wells Fargo.	10-K	0-21886	4.2	3/7/2022

4.4	Amended and Restated Standby Letter of Credit Agreement dated as of June 20, 2018, between the Registrant and Wells Fargo.	10-Q	0-21886	4.4	8/8/2018

4.5	Fifth Amended and Restated Revolving Line of Credit Note effective June 12, 2023 of the Registrant.	10-Q	0-21886	4.2	8/3/2023

4.6	Description of the Registrant's Capital Stock.	10-K	0-21886	4.6	2/28/2025

10.1*	2009 Stock Incentive Plan of the Registrant (the “2009 Plan”).	10-K	0-21886	10.1	2/28/2025

10.2*	2015 Stock Incentive Plan of the Registrant (the "2015 Plan").	10-K	0-21886	10.2	2/28/2025

10.3*	Amended and Restated 2020 Stock Incentive Plan of the Registrant (the "2020 Plan").	10-K	0-21886	10.3	2/28/2025

10.4*	Form of Performance Share Award Agreement under the 2020 Plan.	10-Q	0-21886	10.1	8/4/2021

10.5*	Nonqualified Stock Option Award Agreement between the Registrant and Thomas J. Carley dated July 1, 2016.	10-K	0-21886	10.5	2/28/2025

10.6*	Form of Employee Nonqualified Stock Option Award Agreement for grants to Gerald R. Blotz and Gary E. Kramer effective March 28, 2018, under the 2015 Plan.	10-K	0-21886	10.6	2/28/2025

10.7*	Form of Incentive Stock Option Award Agreement relating to February 2, 2015, grants under the 2009 Plan.	10-K	0-21886	10.11	5/26/2016

10.8*	Form of Restricted Stock Units Award Agreement for Executive Officers for awards granted beginning in 2018 under the 2015 Plan.	10-Q	0-21886	10.3	8/8/2018

10.9*	Form of Restricted Stock Units Award Agreement for Executive Officers under the 2020 Plan.	10-Q	0-21886	10.1	11/4/2020

10.10*	Form of Restricted Stock Units Award Agreement for Non-Employee Directors under the 2020 Plan.	10-Q	0-21886	10.2	11/4/2020

10.11*	Summary of Compensatory Arrangements for Non-Employee Directors of the Registrant effective January 1, 2025.	10-K	0-21886	10.11	2/28/2025

10.12*	Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan.	10-Q	0-21886	10.8	8/9/2017

10.13*	First and Second Amendments to the Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan.	10-Q	0-21886	10.1	5/7/2019

10.14*	Form of Restricted Stock Units Award Agreement under Nonqualified Deferred Compensation Plan.	10-Q	0-21886	10.1	5/8/2018

10.15*	Form of Restricted Stock Units Award Agreement under Nonqualified Deferred Compensation Plan for grants beginning July 1, 2020.	10-Q	0-21886	10.3	11/4/2020

10.16*	Employment Agreement between the Registrant and Gary Kramer Jr., dated April 22, 2020.	8-K	0-21886	10.2	4/24/2020

10.17*	Employment Agreement between the Registrant and Gerald Blotz, dated April 22, 2020.	8-K	0-21886	10.3	4/24/2020

10.18*	Employment Agreement between the Registrant and Anthony Harris, dated April 22, 2020.	8-K	0-21886	10.4	4/24/2020

10.19*	Employment Agreement between the Registrant and James Potts, dated August 14, 2020.	10-K	0-21886	10.30	3/8/2021

10.20*	Amended Death Benefit Agreement entered into by the Registrant and Gerald L. Blotz effective October 30, 2020.	10-K	0-21886	10.31	3/8/2021

10.21*	Death Benefit Agreement entered into by the Registrant and Anthony Harris effective June 30, 2020.	10-Q	0-21886	10.7	8/5/2020

10.22*	Amended Death Benefit Agreement entered into by the Registrant and Gary Kramer effective June 30, 2020.	10-Q	0-21886	10.8	8/5/2020

10.23*	Death Benefit Agreement entered into by the Registrant and James Potts effective October 30, 2020.	10-K	0-21886	10.34	3/8/2021

10.24*	Barrett Business Services, Inc. Amended and Restated Annual Cash Incentive Award Plan.	10-K	0-21886	10.45	3/5/2019

10.25*	Form of Indemnification Agreement with each outside director of Barrett Business Services, Inc.	10-Q	0-21886	10.2	8/4/2021

10.26*	Form of Employee Nonqualified Stock Option Award Agreement for grants under the 2020 Plan in 2024.	10-K	0-21886	10.26	2/28/2025

19.1	Insider Trading Policy.	10-K	0-21886	19.1	2/28/2025

21.	Subsidiaries of the Registrant.	10-K	0-21886	21	2/28/2025

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	10-K	0-21886	31.1	2/28/2025

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	10-K	0-21886	31.2	2/28/2025

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).					X

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).					X

32.	Certification pursuant to 18 U.S.C. Section 1350.					X

97.1	Executive Compensation Recovery Policy.	10-K	0-21886	97.1	3/1/2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Coverage Page Interactive Data File (embedded within the Inline XBRL document).					X

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