Form 10-Q
period 2025-03-31
BARRETT BUSINESS SERVICES INC
filed 2025-05-08
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of April 25, 2025, 25,680,212 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$31,977	$55,367
Investments	67,160	66,492
Trade accounts receivable, net	261,291	234,533
Income taxes receivable	3,232	2,662
Prepaid expenses and other	29,502	18,698
Restricted cash and investments	138,490	97,690
Total current assets	531,652	475,442
Property, equipment and software, net	59,337	56,781
Operating lease right-of-use assets	22,028	20,329
Restricted cash and investments	108,303	134,454
Goodwill	47,820	47,820
Other assets	6,139	6,205
Deferred income taxes	3,288	4,477
Total assets	$778,567	$745,508
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,634	$6,787
Accrued payroll and related benefits	230,983	215,648
Payroll taxes payable	65,042	49,685
Current operating lease liabilities	6,521	6,231
Current premium payable	80,543	31,134
Other accrued liabilities	9,600	10,330
Workers' compensation claims liabilities	37,438	39,081
Total current liabilities	437,761	358,896
Long-term workers' compensation claims liabilities	83,790	89,365
Long-term premium payable	16,354	49,840
Long-term operating lease liabilities	16,635	15,215
Customer deposits and other long-term liabilities	10,676	10,788
Total liabilities	565,216	524,104
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 82,000 shares authorized, 25,678 and 25,784 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	257	258
Additional paid-in capital	41,108	40,396
Accumulated other comprehensive loss	(16,137)	(19,245)
Retained earnings	188,123	199,995
Total stockholders' equity	213,351	221,404
Total liabilities and stockholders' equity	$778,567	$745,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Professional employer services	$274,926	$246,189
Staffing services	17,640	19,593
Total revenues	292,566	265,782
Cost of revenues:
Direct payroll costs	13,306	14,717
Payroll taxes and benefits	187,006	161,895
Workers' compensation	49,630	49,603
Total cost of revenues	249,942	226,215
Gross margin	42,624	39,567
Selling, general and administrative expenses	44,838	42,414
Depreciation and amortization	1,958	1,852
Loss from operations	(4,172)	(4,699)
Other income (expense):
Investment income, net	2,620	3,274
Interest expense	(44)	(44)
Other, net	58	66
Other income, net	2,634	3,296
Loss before income taxes	(1,538)	(1,403)
Benefit from income taxes	(517)	(1,267)
Net loss	$(1,021)	$(136)
Basic loss per common share (1)	$(0.04)	$(0.01)
Weighted average number of basic common shares outstanding (1)	25,809	26,280
Diluted loss per common share (1)	$(0.04)	$(0.01)
Weighted average number of diluted common shares outstanding (1)	25,809	26,280

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

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(1,021)	$(136)
Unrealized gains (losses) on investments, net of tax of $1,166 and ($571) in 2025 and 2024, respectively	3,108	(1,496)
Comprehensive income (loss)	$2,087	$(1,632)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2025

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, December 31, 2024	25,784	$258	$40,396	$(19,245)	$199,995	$221,404
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	179	2	691	—	—	693
Common stock repurchased on vesting of restricted stock units and performance awards	(56)	(1)	(2,271)	—	—	(2,272)
Share-based compensation expense	—	—	2,658	—	—	2,658
Company repurchases of common stock	(229)	(2)	(366)	—	(8,792)	(9,160)
Cash dividends on common stock ($0.08 per share)	—	—	—	—	(2,059)	(2,059)
Unrealized gain on investments, net of tax	—	—	—	3,108	—	3,108
Net loss	—	—	—	—	(1,021)	(1,021)
Balance, March 31, 2025	25,678	$257	$41,108	$(16,137)	$188,123	$213,351

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

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,021)	$(136)
Reconciliations of net loss to net cash provided by operating activities:
Depreciation and amortization	1,958	1,852
Non-cash operating lease expense	1,618	1,711
Net investment (accretion) amortization	(14)	(396)
Deferred Income taxes	23	—
Share-based compensation	2,658	2,187
Changes in certain operating assets and liabilities:
Trade accounts receivable	(26,758)	(28,961)
Income taxes	(570)	260
Prepaid expenses and other	(10,804)	(70)
Accounts payable	847	(896)
Accrued payroll and related benefits	15,670	16,982
Payroll taxes payable	15,357	5,066
Other accrued liabilities	(941)	(3,135)
Premium payable	15,923	26,167
Workers' compensation claims liabilities	(7,152)	(9,835)
Operating lease liabilities	(1,607)	(1,806)
Other assets and liabilities, net	24	(11)
Net cash provided by operating activities	5,211	8,979
Cash flows from investing activities:
Purchase of property, equipment and software	(4,514)	(2,779)
Purchase of investments	(5,468)	—
Proceeds from sales and maturities of investments	5,685	8,290
Purchase of restricted investments	(33,705)	(4,649)
Proceeds from sales and maturities of restricted investments	6,024	13,253
Net cash (used in) provided by investing activities	(31,978)	14,115
Cash flows from financing activities:
Repurchases of common stock	(9,160)	(7,056)
Common stock repurchased on vesting of restricted stock units and performance awards	(2,272)	(1,456)
Dividends paid	(2,059)	(1,970)
Proceeds from exercise of stock options and purchase of ESPP shares	693	376
Net cash used in financing activities	(12,798)	(10,106)
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,565)	12,988
Cash, cash equivalents and restricted cash, beginning of period	82,588	74,841
Cash, cash equivalents and restricted cash, end of period	$43,023	$87,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The accompanying condensed financial statements are prepared on a consolidated basis. All intercompany account balances and transactions have been eliminated in consolidation. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2024 Annual Report on Form 10-K, as amended, at pages 2 - 30. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

Common stock split

On June 4, 2024, we amended our Charter to increase the number of authorized shares of common stock from 20,500,000 shares to 82,000,000 shares, and our Board of Directors declared a four-for-one split of the Company’s common stock effected in the form of a stock dividend (the “2024 Stock Split”). Each stockholder of record at the close of business on June 14, 2024 received a dividend of three additional shares of common stock for each then-held share, distributed after close of trading on June 21, 2024. All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the 2024 Stock Split. The shares of common stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the additional shares issued due to the stock split was reclassified from additional paid-in capital to common stock.

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

Investments

The Company classifies investments as available-for-sale. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive loss in stockholders’ equity. Investments are recorded as current on the condensed consolidated balance sheets as the invested funds are available for current operations. Management considers available evidence in evaluating potential impairment of investments, including the extent to which fair value is less than cost and adverse conditions related to the security. In the event of a credit loss, an allowance would be recognized to the extent that the fair value of the security is less than the present value of the expected future cash flows. Realized gains and losses on sales of investments are included in investment income, net in our condensed consolidated statements of operations. Investment income, net in the condensed consolidated statements of operations includes interest income of $2.4 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

Restricted cash and investments also includes investments held as part of the Company’s deferred compensation plan. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported as a component of loss from operations.

Trade accounts receivable

PEO customers are invoiced following the end of each payroll processing cycle, with payment generally due on the invoice date, and staffing customers are generally invoiced weekly with payment terms of 30 days. The balance in trade accounts receivable comprises primarily unbilled receivables of $248.8 million and $218.8 million at March 31, 2025 and December 31, 2024, respectively. The remaining balance of $13.4 million and $16.6 million in trade accounts receivable at March 31, 2025 and December 31, 2024, respectively, is primarily related to outstanding billings to staffing clients, offset by an allowance for expected credit losses of $0.9 million at both March 31, 2025 and December 31, 2024.

Allowance for expected credit losses

The Company had an allowance for expected credit losses of $0.9 million at March 31, 2025 and December 31, 2024. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for expected credit losses. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

Workers’ compensation claims liabilities

Our workers’ compensation claims liabilities do not represent an exact calculation of liability, but rather management’s best estimate of future obligation amounts under workers' compensation programs where the Company retains risk. These estimates utilize actuarial expertise and projection techniques at a given reporting date, and are based on an evaluation of information provided by our third-party administrator for workers’ compensation claims, coupled with an actuarial estimate of future loss development with respect to reported claims and incurred but not reported claims (together, “IBNR”). Workers’ compensation claims liabilities include case reserve estimates for reported losses, plus additional amounts for estimated IBNR claims, MCC and legal costs, unallocated loss adjustment expenses and estimated future recoveries. The estimate of incurred costs expected to be paid within one year is included in current liabilities, while the estimate of incurred costs expected to be paid beyond one year is included in long-term liabilities on our condensed consolidated balance sheets. These estimates are reviewed at least quarterly and adjustments to estimated liabilities are reflected in current operating results as they become known.

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

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss), but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. Our other comprehensive income (loss) comprises unrealized holding gains and losses on our available-for-sale investments.

Statements of cash flows

Interest paid during the three months ended March 31, 2025 and 2024 did not materially differ from interest expense. Income tax refunds received net of income tax payments made by the Company during the three months ended March 31, 2025 were not material. Income tax refunds received net of income tax payments made by the Company during the three months ended March 31, 2024 totaled $1.1 million.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$31,977	$55,367	$51,267	$71,168
Restricted cash, included in restricted cash and investments	11,046	27,221	36,562	3,673
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$43,023	$82,588	$87,829	$74,841

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

	Three Months Ended
	March 31,
	2025	2024
Weighted average number of basic shares outstanding	25,809	26,280
Effect of dilutive securities	—	—
Weighted average number of diluted shares outstanding	25,809	26,280

As a result of the net loss for the three months ended March 31, 2025 and 2024, 593,988 and 541,620 potential common shares (adjusted to reflect the 2024 Stock Split) have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

Reclassifications

To conform to the current period’s presentation, the prior period net cash inflows from accrued payroll, payroll taxes and related benefits in the condensed consolidated statements of cash flows of $22.0 million was disaggregated into net cash inflows from accrued payroll and related benefits of $17.0 million and net cash inflows from payroll taxes payable of $5.0 million.

All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the 2024 Stock Split. To conform to the current period’s presentation, additional paid-in-capital of approximately $0.2 million was reclassified to common stock in the prior period's condensed consolidated statements of stockholders' equity.

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

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at March 31, 2025 and December 31, 2024 measured at fair value on a recurring basis (in thousands):

	March 31, 2025				December 31, 2024

		Gross	Gross			Gross	Gross	Recorded
		Unrealized	Unrealized	Recorded		Unrealized	Unrealized
	Cost	Gains	Losses	Basis	Cost	Gains	Losses	Basis
Current:
Cash equivalents:
Money market funds	$8,660	$—	$—	$8,660	$26,661	$—	$—	$26,661
Total cash equivalents	8,660	—	—	8,660	26,661	—	—	26,661
Investments:
Corporate bonds	27,928	4	(1,950)	25,982	27,954	3	(2,365)	25,592
U.S. government agency securities	12,710	—	(121)	12,589	12,734	—	(203)	12,531
U.S. treasuries	12,462	—	(911)	11,551	12,460	—	(1,140)	11,320
Mortgage-backed securities	11,917	—	(2,366)	9,551	12,128	—	(2,592)	9,536
Asset-backed securities	7,597	—	(110)	7,487	7,610	12	(109)	7,513
Total current investments	72,614	4	(5,458)	67,160	72,886	15	(6,409)	66,492
Restricted cash and investments (1):
Corporate bonds	96,896	33	(6,079)	90,850	100,030	16	(7,302)	92,744
U.S. treasuries	86,116	8	(5,236)	80,888	54,900	—	(6,348)	48,552
Mortgage-backed securities	39,853	52	(4,926)	34,979	40,858	10	(5,674)	35,194
U.S. government agency securities	16,775	—	(738)	16,037	16,785	—	(914)	15,871
Mutual funds	11,066	—	—	11,066	10,961	—	—	10,961
Asset-backed securities	1,713	10	—	1,723	1,666	6	(1)	1,671
Money market funds	424	—	—	424	216	—	—	216
Emerging markets	200	4	—	204	200	1	—	201
Total restricted cash and investments	253,043	107	(16,979)	236,171	225,616	33	(20,239)	205,410
Total investments	$334,317	$111	$(22,437)	$311,991	$325,163	$48	$(26,648)	$298,563

(1) Included in restricted cash and investments within the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 is restricted cash of $10.6 million and $26.7 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at March 31, 2025 and December 31, 2024 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	March 31, 2025				December 31, 2024
	Total				Total
	Recorded				Recorded
	Basis	Level 1	Level 2	Other (1)	Basis	Level 1	Level 2	Other (1)
Cash equivalents:
Money market funds	$8,660	$—	$—	$8,660	$26,661	$—	$—	$26,661
Investments:
Corporate bonds	25,982	—	25,982	—	25,592	—	25,592	—
U.S. government agency securities	12,589	—	12,589	—	12,531	—	12,531	—
U.S. treasuries	11,551	—	11,551	—	11,320	—	11,320	—
Mortgage-backed securities	9,551	—	9,551	—	9,536	—	9,536	—
Asset-backed securities	7,487	—	7,487	—	7,513	—	7,513	—
Restricted cash and investments:
Corporate bonds	90,850	—	90,850	—	92,744	—	92,744	—
U.S. treasuries	80,888	—	80,888	—	48,552	—	48,552	—
Mortgage-backed securities	34,979	—	34,979	—	35,194	—	35,194	—
U.S. government agency securities	16,037	—	16,037	—	15,871	—	15,871	—
Mutual funds	11,066	11,066	—	—	10,961	10,961	—	—
Asset-backed securities	1,723	—	1,723	—	1,671	—	1,671	—
Money market funds	424	—	—	424	216	—	—	216
Emerging markets	204	—	204	—	201	—	201	—
Total investments	$311,991	$11,066	$291,841	$9,084	$298,563	$10,961	$260,725	$26,877

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at March 31, 2025 and December 31, 2024. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The table also includes money market funds, which are classified as cash and cash equivalents on the Company’s condensed consolidated balance sheets.

	March 31, 2025
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$20,015	$82,530	$14,287	$—	$116,832
U.S. treasuries	31,735	43,135	17,569	—	92,439
U.S. government agency securities	8,042	19,507	1,077	—	28,626
Asset-backed securities	—	1,312	2,347	5,551	9,210
Money market funds	9,084	—	—	—	9,084
Emerging markets	—	—	204	—	204
Total	$68,876	$146,484	$35,484	$5,551	$256,395

	December 31, 2024
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$18,815	$76,574	$22,947	$—	$118,336
U.S. treasuries	497	42,333	17,042	—	59,872
U.S. government agency securities	8,014	19,333	1,055	—	28,402
Money market funds	26,877	—	—	—	26,877
Asset-backed securities	—	1,228	6,654	1,302	9,184
Emerging markets	—	—	201	—	201
Total	$54,203	$139,468	$47,899	$1,302	$242,872

The average contractual maturity of mortgage-backed securities, which are excluded from the table above, was 21 years at each of March 31, 2025 and December 31, 2024.

The fair values and gross unrealized losses of the Company’s available for sale securities that were in an unrealized loss position as of March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	March 31, 2025
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Recorded	Unrealized	Recorded	Unrealized	Recorded	Unrealized
	Basis	Losses	Basis	Losses	Basis	Losses
Investments:
Corporate bonds	$20	$—	$25,766	$(1,950)	$25,786	$(1,950)
U.S. government agency securities	—	—	12,589	(121)	12,589	(121)
U.S. treasuries	—	—	11,551	(911)	11,551	(911)
Mortgage-backed securities	—	—	9,551	(2,366)	9,551	(2,366)
Asset-backed securities	6,182	(17)	1,305	(93)	7,487	(110)
Total investments	6,202	(17)	60,762	(5,441)	66,964	(5,458)
Restricted investments:
Corporate bonds	5,214	(10)	72,543	(6,069)	77,757	(6,079)
U.S. treasuries	31,959	(14)	47,726	(5,222)	79,685	(5,236)
Mortgage-backed securities	1,080	(14)	29,482	(4,912)	30,562	(4,926)
U.S. government agency securities	—	—	16,037	(738)	16,037	(738)
Asset-backed securities	45	—	—	—	45	—
Total restricted investments	38,298	(38)	165,788	(16,941)	204,086	(16,979)
Total investments and restricted investments	$44,500	$(55)	$226,550	$(22,382)	$271,050	$(22,437)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Recorded	Unrealized	Recorded	Unrealized	Recorded	Unrealized
	Basis	Losses	Basis	Losses	Basis	Losses
Investments:
Corporate bonds	$20	$—	$25,377	$(2,365)	$25,397	$(2,365)
U.S. government agency securities	—	—	12,531	(203)	12,531	(203)
U.S. treasuries	—	—	11,320	(1,140)	11,320	(1,140)
Mortgage-backed securities	—	—	9,536	(2,592)	9,536	(2,592)
Asset-backed securities	—	—	1,301	(109)	1,301	(109)
Total investments	20	—	60,065	(6,409)	60,085	(6,409)
Restricted investments:
Corporate bonds	11,142	(15)	71,716	(7,287)	82,858	(7,302)
U.S. treasuries	1,399	(29)	46,656	(6,319)	48,055	(6,348)
Mortgage-backed securities	3,360	(37)	29,877	(5,637)	33,237	(5,674)
U.S. government agency securities	—	—	15,871	(914)	15,871	(914)
Asset-backed securities	443	(1)	—	—	443	(1)
Total restricted investments	16,344	(82)	164,120	(20,157)	180,464	(20,239)
Total investments and restricted investments	$16,364	$(82)	$224,185	$(26,566)	$240,549	$(26,648)

We have determined that the gross unrealized losses on our investments as of March 31, 2025 and December 31, 2024 were temporary in nature. The decline in fair value was due to changes in market interest rates, rather than credit losses.

Note 3 – Workers’ Compensation Claims Liabilities

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Beginning balance
Workers' compensation claims liabilities	$128,446	$167,763
Add: claims expense incurred
Current period	3,328	3,600
Prior periods	(3,782)	(2,992)
Total claims expense incurred	(454)	608
Less: claim payments related to
Current period	1,178	954
Prior periods	5,520	9,489
Total claim payments	6,698	10,443

Change in claims incurred in excess of retention limits	(66)	126
Ending balance
Workers' compensation claims liabilities	$121,228	$158,054

Insured program

The Company provides workers’ compensation coverage for client employees primarily through arrangements with fully licensed, third-party insurers (the “insured program”). Under this program, carriers issue policies or afford coverage to the Company’s clients under a program maintained by the Company. Approximately 86% of the Company’s workers’ compensation exposure is covered through the insured program.

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

Premiums incurred but not paid are recorded as either current or long-term premium payable on the condensed consolidated balance sheets based on the expected timing of the payments.

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

The following is a summary of the risk retained by the Company under its insured program after considering the effects of the loss portfolio transfers and current insurance arrangements:

Year	Claims risk retained
2014	No
2015	No
2016	No
2017	No
2018 (1)	No
2019 (1)	Yes
2020	Yes
2021 - Through June 30	Yes
2021 - July 1 and after	No
2022	No
2023	No
2024	No
2025	No

(1) The loss portfolio transfers excluded approximately 10% of claims from 2018 and included an approximately offsetting amount of claims from 2019.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $211.6 million and $197.1 million at March 31, 2025 and December 31, 2024, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

Self-insured programs

The Company is a self-insured employer with respect to workers' compensation coverage for all employees, including employees of PEO clients that elect to participate in our workers’ compensation program, working in Colorado, Maryland, Ohio, and Oregon. In the state of Washington, state law allows only the Company's staffing services and internal management employees to be covered under the Company's self-insured workers' compensation program. The Company also operates a wholly owned, fully licensed insurance company, Ecole, which provides workers’ compensation coverage to client employees working in Arizona and Utah. Approximately 14% of the Company’s workers’ compensation exposure is covered through self-insurance or Ecole (the “self-insured programs”).

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $55.9 million at March 31, 2025 and December 31, 2024 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At March 31, 2025, the Company provided surety bonds totaling $55.9 million.

Claims liabilities

The Company provided a total of $121.2 million and $128.4 million at March 31, 2025 and December 31, 2024, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $6.0 million at March 31, 2025 and December 31, 2024 represent case reserves and IBNR in excess of the Company’s retention. The accrual for costs incurred in excess of retention is offset by a receivable from insurance carriers of $6.0 million at March 31, 2025 and December 31, 2024, which is included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the “Bank”) for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $25.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2025 and December 31, 2024. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment. The revolving credit facility will mature on July 1, 2026, unless extended.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company's workers' compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At March 31, 2025, the Company was in compliance with all covenants.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely-than-not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended March 31, 2025. At March 31, 2025 and December 31, 2024, the Company had not recorded a valuation allowance against its deferred tax assets.

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

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for tax years before 2017. As of March 31, 2025 and December 31, 2024, total gross unrecognized tax benefits, excluding interest and penalties, of $0.5 million, would affect the Company's effective tax rate if recognized in future periods. The Company does not anticipate any material changes to the reserve in the next 12 months.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At March 31, 2025, the Company had no state operating loss carryforwards. At March 31, 2025, the Company had no operating loss or tax credit carryforwards.

Note 6 – Litigation

On April 5, 2011, several individual plaintiffs filed a wage and hour class action in the California Superior Court, County of Fresno, which was subsequently removed to the United States District Court for the Eastern District of California, naming as defendants their employer, a Merry Maids franchisee; BBSI, which was providing PEO services to the franchisee; and various parties related to the franchisor. Plaintiffs claimed, among other things, that BBSI and the franchisor were their joint employer with the franchisee and therefore jointly responsible for the alleged wage and hour violations. BBSI's position is that it was not the plaintiffs' joint employer. Notwithstanding, the plaintiffs and BBSI reached an agreement to settle the matter, which has been filed with the trial court for court approval pursuant to the rules for class action settlements.

BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation. For the settlement agreement discussed above, as well as other cases, management has recorded estimated liabilities totaling $1.7 million in other accrued liabilities in the condensed consolidated balance sheets.

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

In 2023, BBSI began offering additional employee benefit programs to our clients. The benefit programs available to clients include medical, dental and vision plans, flexible spending accounts and health savings accounts, life insurance and voluntary accident coverage, and critical illness and disability coverage, among others. These additional employee benefit programs are offered through fully insured arrangements with third-party carriers and are designed to provide strategic value to our clients through access to best-in-class plans and service.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended
	March 31,
	2025		2024
Revenues:
Professional employer services	$274,926	94.0%	$246,189	92.6%
Staffing services	17,640	6.0	19,593	7.4
Total revenues	292,566	100.0	265,782	100.0
Cost of revenues:
Direct payroll costs	13,306	4.5	14,717	5.5
Payroll taxes and benefits	187,006	63.9	161,895	60.9
Workers’ compensation	49,630	17.0	49,603	18.7
Total cost of revenues	249,942	85.4	226,215	85.1
Gross margin	42,624	14.6	39,567	14.9
Selling, general and administrative expenses	44,838	15.3	42,414	16.0
Depreciation and amortization	1,958	0.7	1,852	0.7
Loss from operations	(4,172)	(1.4)	(4,699)	(1.8)
Other income, net	2,634	0.9	3,296	1.2
Loss before income taxes	(1,538)	(0.5)	(1,403)	(0.6)
Benefit from income taxes	(517)	(0.2)	(1,267)	(0.5)
Net loss	$(1,021)	(0.3)%	$(136)	(0.1)%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three months ended March 31, 2025 and 2024.

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2025	2024
Gross billings	$2,088,669	$1,907,549
PEO and staffing wages	$1,809,468	$1,656,443

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)
	Percentage of Gross Billings
	Three Months Ended
	March 31,
	2025	2024
PEO and staffing wages	86.6%	86.8%
Payroll taxes and benefits	9.0%	8.5%
Workers' compensation	2.4%	2.6%
Gross margin	2.0%	2.1%

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

	(Unaudited)
	Three Months Ended
	March 31,
	2025	Year-over-year % Growth	2024	Year-over-year % Growth
Average WSEs	132,459	7.6%	123,050	3.1%
Ending WSEs	133,699	7.1%	124,785	2.8%

Three Months Ended March 31, 2025 and 2024

Net loss for the first quarter of 2025 amounted to $1.0 million compared to net loss of $0.1 million for the first quarter of 2024. Diluted net loss per share for the first quarter of 2025 was $0.04 compared to diluted net loss per share of $0.01 for the first quarter of 2024.

Revenue for the first quarter of 2025 totaled $292.6 million, an increase of $26.8 million or 10.1% over the first quarter of 2024, which reflects an increase in the Company’s PEO services revenue of $28.7 million or 11.7% and a decrease in staffing services revenue of $2.0 million or 10.0%.

The increase in PEO services revenue was primarily attributable to a 7.6% increase in average number of WSEs as well as a 2.6% increase in average billing per WSE.

Gross margin for the first quarter of 2025 totaled $42.6 million or 14.6% of revenue compared to $39.6 million or 14.9% of revenue for the first quarter of 2024. The decrease in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the first quarter of 2025 totaled $13.3 million or 4.5% of revenue compared to $14.7 million or 5.5% of revenue for the first quarter of 2024. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the first quarter of 2024.

Payroll taxes and benefits for the first quarter of 2025 totaled $187.0 million or 63.9% of revenue compared to $161.9 million or 60.9% of revenue for the first quarter of 2024. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to higher average payroll tax rates in the first quarter of 2025 and PEO client benefit costs of $17.0 million in the first quarter of 2025 compared to $6.6 million in the first quarter of 2024, primarily due to expanded adoption of the Company’s additional employee benefit programs.

Workers’ compensation expense for the first quarter of 2025 totaled $49.6 million or 17.0% of revenue compared to $49.6 million or 18.7% of revenue for the first quarter of 2024. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to lower workers' compensation costs in the first quarter of 2025, including favorable prior year liability and premium adjustments of $3.8 million in the first quarter of 2025, compared to favorable prior year liability and premium adjustments of $3.0 million in the first quarter of 2024.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2025 totaled $44.8 million or 15.3% of revenue compared to $42.4 million or 16.0% of revenue for the first quarter of 2024. The increase of $2.4 million in SG&A expense was primarily attributable to increased employee-related costs compared to the first quarter of 2024.

Other income, net for the first quarter of 2025 totaled $2.6 million compared to other income, net of $3.3 million for the first quarter of 2024. The decrease was primarily attributable to a decrease in investment income in the first quarter of 2025.

Our effective income tax rate for the first quarter of 2025 was 33.6% compared to 90.3% for the first quarter of 2024. The decrease in our effective income tax rate was primarily attributable to reduced discrete tax benefits in the first quarter of 2025, primarily due to the reduction of an unrecognized tax benefit in the first quarter of 2024, with no comparable benefit recorded in the first quarter of 2025. The impact of discrete items on our effective income tax rate is greater when our pre-tax income or loss is lower. Additionally, our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $43.0 million, which includes cash, cash equivalents, and restricted cash, decreased $39.6 million for the three months ended March 31, 2025, compared to an increase of $13.0 million for the comparable period of 2024. The decrease in cash at March 31, 2025 as compared to December 31, 2024 was primarily due to the factors discussed below.

Net cash provided by operating activities for the three months ended March 31, 2025 amounted to $5.2 million, compared to cash provided of $9.0 million for the comparable period of 2024. For the three months ended March 31, 2025, net cash provided by operating activities was primarily due to increased premium payable of $15.9 million, increased accrued payroll and related benefits of $15.7 million, and increased payroll taxes payable of $15.4 million, largely offset by increased trade accounts receivable of $26.8 million, increased prepaid expenses of $10.8 million, and decreased workers’ compensation claims liabilities of $7.2 million.

Net cash used in investing activities for the three months ended March 31, 2025 totaled $32.0 million, compared to cash provided of $14.1 million for the comparable period of 2024. For the three months ended March 31, 2025, net cash used in investing activities consisted of purchases of investments and restricted investments of $39.2 million and purchases of property, equipment and software of $4.5 million, partially offset by proceeds from sales and maturities of investments and restricted investments of $11.7 million.

Net cash used in financing activities for the three months ended March 31, 2025 was $12.8 million, compared to cash used of $10.1 million for the comparable period of 2024. For the three months ended March 31, 2025, net cash used in financing activities primarily consisted of repurchases of common stock of $9.2 million, repurchases of common stock on the vesting of restricted stock units and performance awards of $2.3 million, and dividend payments of $2.1 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $211.6 million and $197.1 million at March 31, 2025 and December 31, 2024, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

See “Note 4 – Revolving Credit Facility and Long-Term Debt” to the condensed consolidated financial statements included in Item 1 of Part I of this report for additional information regarding the Company’s credit agreement with Wells Fargo Bank, N.A.

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

All our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include: our ability to retain current clients and attract new clients; difficulties associated with integrating clients into our operations; economic trends in our service areas and the potential effects of changing governmental policies, including those related to immigration and tariffs; natural disasters; the potential for material deviations from expected future workers’ compensation claims experience; changes in the workers’ compensation regulatory environment in our primary markets; PEO client benefit costs, particularly with regard to health insurance benefits; security breaches or failures in the Company’s information technology systems; collectability of accounts receivable; changes in executive management; changes in effective payroll tax rates and federal and state income tax rates; the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results); the effects of inflation on our operating expenses and those of our clients; the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business; the effect of changing interest rates and conditions in the global capital markets on our investment portfolio; and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our insured program. Additional risk factors affecting our business are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 28, 2025. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and outstanding borrowings on its line of credit. The Company's investments and restricted investments, which are classified as available-for-sale, consist primarily of fixed-rate debt securities, the fair value of which fluctuates with prevailing interest rates. Our cash equivalents consist primarily of money market funds, which are not meaningfully impacted by interest rate risk. We attempt to limit our investment portfolio's exposure to market risk through low investment turnover and diversification. Based on the Company’s overall interest exposure at March 31, 2025, a 50 basis point increase in market interest rates would have a $4.1 million downward effect on the fair value of the Company’s investment portfolio. Outstanding borrowings on the Company's line of credit bear interest at a variable market rate, which makes the cost of borrowing on the line of credit susceptible to changing interest rates. At March 31, 2025, the Company had no outstanding borrowings on its line of credit.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 6 - Litigation,” to the condensed consolidated financial statements included in Part I, Item 1 of this report for information regarding legal proceedings in which we are involved.

Item 1A. Risk Factors

Other than the information below, there have been no material changes in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 28, 2025.

Failure to interpret and comply with applicable federal and state payroll tax and unemployment tax laws could materially adversely affect our business, reputation, results of operations and financial condition.

As the administrative employer in our co-employer relationships with our clients, we are subject to a complex and evolving set of federal, state and local payroll tax laws and regulations, including requirements related to withholding, reporting and remitting payroll taxes on behalf of our clients. Compliance with these laws requires significant resources, and failure to comply with payroll tax laws in any jurisdiction in which we operate could subject us to financial penalties, interest charges and other liabilities. Additionally, our clients may be eligible for various legislative and regulatory programs, including those established under the CARES Act and the American Rescue Plan Act, such as the Employee Retention Tax Credit (“ERC”), which use payroll tax credits or deferrals as the mechanism to provide benefits to small businesses and employees. When clients and former clients wish to utilize ERCs and other similar programs, the associated tax forms must be filed through the PEO, and we have made such filings for many of our current and former clients claiming ERCs. These filings are currently under exam by the IRS to assess the eligibility of the ERCs claimed by our PEO clients. Determining eligibility for ERCs and other programs is complex and is based on company-specific data that PEOs do not possess for their clients. Notwithstanding, the IRS has taken positions that certain third-party payors, including PEOs, as well as their clients, are responsible for repaying rejected tax credit claims under the ERC program. While we disagree with the IRS’s position and our clients are contractually and statutorily responsible for repaying any rejected tax credits, this does not guarantee recovery, and any failure to recover rejected tax credits from our clients where the IRS attempts to hold BBSI liable could have a material adverse effect on our business, reputation, results of operations, and financial condition.

Changes in U.S. and foreign trade policies, including tariffs, related retaliatory measures, and other trade restrictions, could adversely affect our clients and our business.

Recent developments in U.S. and foreign trade policies—including the imposition or escalation of tariffs, retaliatory measures by trading partners, and other trade restrictions such as export bans or suspensions of critical raw materials—may materially impact our clients and in turn our business, particularly for those clients that rely on global supply chains. The U.S. executive branch has imposed and threatened tariffs to address trade imbalances, promote domestic manufacturing, and respond to national security concerns. In response, countries such as China have implemented or threatened retaliatory actions, including higher tariffs on U.S. goods and restrictions on the export of strategic resources such as rare earth elements and key industrial inputs.

These measures can significantly raise the cost of raw materials, components, and finished goods, placing considerable financial pressure on our clients in certain industries that rely on imports, such as construction, manufacturing and logistics. To mitigate these impacts, clients may reduce payroll, delay hiring, or implement workforce reductions—all of which could lead to decreased demand for our services, adversely affecting our revenue. In addition, increased costs and supply chain disruptions resulting from these trade policies may strain our clients’ operations, which could result in client business slowdowns or closures, further affecting our ability to attract and retain clients. Clients affected by such trade restrictions may also experience liquidity constraints or broader financial difficulties, which could impair their ability to pay for our services. These factors could have a material adverse effect on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended March 31, 2025.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (in thousands) (1)
Jan 1 - Jan 31, 2025	—	$—	—	$29,849
Feb 1 - Feb 28, 2025	—	—	—	29,849
Mar 1 - Mar 31, 2025	228,376	39.85	228,376	20,749
Total	228,376		228,376

(1) On July 31, 2023, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning July 31, 2023. As of March 31, 2025, the Company had repurchased 1,722,134 shares at an aggregate purchase price of $54.3 million under the repurchase program.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: May 7, 2025	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer