Form 10-Q
period 2025-06-30
BARRETT BUSINESS SERVICES INC
filed 2025-08-07
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of July 25, 2025, 25,689,563 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$26,348	$55,367
Investments	64,097	66,492
Trade accounts receivable, net	264,175	234,533
Income taxes receivable	—	2,662
Prepaid expenses and other	25,769	18,698
Restricted cash and investments	91,042	97,690
Total current assets	471,431	475,442
Property, equipment and software, net	61,695	56,781
Operating lease right-of-use assets	24,343	20,329
Restricted cash and investments	99,701	134,454
Goodwill	47,820	47,820
Other assets	6,076	6,205
Deferred income taxes	2,562	4,477
Total assets	$713,628	$745,508
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,933	$6,787
Accrued payroll and related benefits	239,444	215,648
Payroll taxes payable	41,026	49,685
Income taxes payable	324	—
Current operating lease liabilities	6,682	6,231
Current premium payable	39,805	31,134
Other accrued liabilities	11,066	10,330
Workers' compensation claims liabilities	35,368	39,081
Total current liabilities	378,648	358,896
Long-term workers' compensation claims liabilities	78,534	89,365
Long-term premium payable	—	49,840
Long-term operating lease liabilities	18,828	15,215
Customer deposits and other long-term liabilities	11,801	10,788
Total liabilities	487,811	524,104
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 82,000 shares authorized, 25,497 and 25,784 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	255	258
Additional paid-in capital	43,093	40,396
Accumulated other comprehensive loss	(14,265)	(19,245)
Retained earnings	196,734	199,995
Total stockholders' equity	225,817	221,404
Total liabilities and stockholders' equity	$713,628	$745,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Professional employer services	$290,170	$259,887	$565,096	$506,076
Staffing services	17,487	19,764	35,127	39,357
Total revenues	307,657	279,651	600,223	545,433
Cost of revenues:
Direct payroll costs	13,165	14,693	26,471	29,410
Payroll taxes and benefits	173,277	148,810	360,283	310,705
Workers' compensation	47,956	48,251	97,586	97,854
Total cost of revenues	234,398	211,754	484,340	437,969
Gross margin	73,259	67,897	115,883	107,464
Selling, general and administrative expenses	48,188	45,577	93,026	87,991
Depreciation and amortization	2,038	1,912	3,996	3,764
Income from operations	23,033	20,408	18,861	15,709
Other income (expense):
Investment income, net	2,300	3,069	4,920	6,343
Interest expense	(44)	(44)	(88)	(88)
Other, net	41	27	99	93
Other income, net	2,297	3,052	4,931	6,348
Income before income taxes	25,330	23,460	23,792	22,057
Provision for income taxes	6,876	6,759	6,359	5,492
Net income	$18,454	$16,701	$17,433	$16,565
Basic income per common share	$0.72	$0.64	$0.68	$0.63
Weighted average number of basic common shares outstanding	25,592	26,067	25,700	26,174
Diluted income per common share	$0.70	$0.62	$0.66	$0.62
Weighted average number of diluted common shares outstanding	26,215	26,765	26,309	26,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	June 30,
	2025	2024
Net income	$18,454	$16,701
Unrealized gains (losses) on investments, net of tax of $727 and ($16) in 2025 and 2024, respectively	1,872	(43)
Comprehensive income	$20,326	$16,658

	Six Months Ended
	June 30,
	2025	2024
Net income	$17,433	$16,565
Unrealized gains (losses) on investments, net of tax of $1,893 and ($588) in 2025 and 2024, respectively	4,980	(1,539)
Comprehensive income	$22,413	$15,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2025

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, December 31, 2024	25,784	$258	$40,396	$(19,245)	$199,995	$221,404
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	179	2	691	—	—	693
Common stock repurchased on vesting of restricted stock units and performance awards	(56)	(1)	(2,271)	—	—	(2,272)
Share-based compensation expense	—	—	2,658	—	—	2,658
Company repurchases of common stock	(229)	(2)	(366)	—	(8,792)	(9,160)
Cash dividends on common stock ($0.08 per share)	—	—	—	—	(2,059)	(2,059)
Unrealized gain on investments, net of tax	—	—	—	3,108	—	3,108
Net loss	—	—	—	—	(1,021)	(1,021)
Balance, March 31, 2025	25,678	$257	$41,108	$(16,137)	$188,123	$213,351
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	18	—	123	—	—	123
Common stock repurchased on vesting of restricted stock units and performance awards	(2)	—	(70)	—	—	(70)
Share-based compensation expense	—	—	2,265	—	—	2,265
Company repurchases of common stock	(197)	(2)	(333)	—	(7,795)	(8,130)
Cash dividends on common stock ($0.08 per share)	—	—	—	—	(2,048)	(2,048)
Unrealized gain on investments, net of tax	—	—	—	1,872	—	1,872
Net income	—	—	—	—	18,454	18,454
Balance, June 30, 2025	25,497	$255	$43,093	$(14,265)	$196,734	$225,817

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

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$17,433	$16,565
Reconciliations of net income to net cash used in operating activities:
Depreciation and amortization	3,996	3,764
Non-cash operating lease expense	3,304	3,308
Net investment amortization (accretion) and losses (gains) recognized	137	(498)
Losses recognized on sale of property	16	—
Deferred income taxes	22	—
Share-based compensation	4,923	4,293
Changes in certain operating assets and liabilities:
Trade accounts receivable	(29,642)	(40,158)
Income taxes	2,986	6,803
Prepaid expenses and other	(7,071)	984
Accounts payable	(1,854)	(2,197)
Accrued payroll and related benefits	24,232	30,146
Payroll taxes payable	(8,659)	(13,370)
Other accrued liabilities	370	(434)
Premium payable	(41,169)	(29,827)
Workers' compensation claims liabilities	(14,449)	(18,265)
Operating lease liabilities	(3,254)	(3,436)
Other assets and liabilities, net	74	(31)
Net cash used in operating activities	(48,605)	(42,353)
Cash flows from investing activities:
Purchase of property, equipment and software	(8,926)	(7,709)
Purchase of investments	(7,669)	—
Proceeds from sales and maturities of investments	13,139	10,607
Purchase of restricted investments	(35,126)	(7,650)
Proceeds from sales and maturities of restricted investments	64,699	61,758
Net cash provided by investing activities	26,117	57,006
Cash flows from financing activities:
Proceeds from credit-line borrowings	4,508	415
Payments on credit-line borrowings	(4,508)	(415)
Repurchases of common stock	(17,290)	(14,103)
Common stock repurchased on vesting of restricted stock units and performance awards	(2,342)	(1,853)
Dividends paid	(4,107)	(3,925)
Proceeds from exercise of stock options and purchase of ESPP shares	816	383
Net cash used in financing activities	(22,923)	(19,498)
Net decrease in cash, cash equivalents and restricted cash	(45,411)	(4,845)
Cash, cash equivalents and restricted cash, beginning of period	82,588	74,841
Cash, cash equivalents and restricted cash, end of period	$37,177	$69,996

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

Investments

The Company classifies investments as available-for-sale. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Investments are recorded as current on the condensed consolidated balance sheets as the invested funds are available for current operations. Management considers available evidence in evaluating potential impairment of investments, including the extent to which fair value is less than cost and adverse conditions related to the security. In the event of a credit loss, an allowance would be recognized to the extent that the fair value of the security is less than the present value of the expected future cash flows. Realized gains and losses on sales of investments are included in investment income, net in our condensed consolidated statements of operations. Investment income, net in the condensed consolidated statements of operations includes interest income of $2.5 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively. Investment income, net in the condensed consolidated statements of operations includes interest income of $4.9 million and $6.2 million for the six months ended June 30, 2025 and 2024, respectively.

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

Trade accounts receivable

PEO customers are invoiced following the end of each payroll processing cycle, with payment generally due on the invoice date, and staffing customers are generally invoiced weekly with payment terms of 30 days. The balance in trade accounts receivable comprises primarily unbilled receivables of $252.2 million and $218.8 million at June 30, 2025 and December 31, 2024, respectively. The remaining balance of $12.8 million and $16.6 million in trade accounts receivable at June 30, 2025 and December 31, 2024, respectively, is primarily related to outstanding billings to staffing clients, offset by an allowance for expected credit losses of $0.9 million at both June 30, 2025 and December 31, 2024.

Allowance for expected credit losses

The Company had an allowance for expected credit losses of $0.9 million at June 30, 2025 and December 31, 2024. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for expected credit losses. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Statements of cash flows

Interest paid during the six months ended June 30, 2025 and 2024 did not materially differ from interest expense. Income taxes paid net of income tax refunds received by the Company during the six months ended June 30, 2025 totaled $3.3 million. Income tax refunds received net of income tax payments made by the Company during the six months ended June 30, 2024 totaled $0.9 million.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$26,348	$55,367	$40,348	$71,168
Restricted cash, included in restricted cash and investments	10,829	27,221	29,648	3,673
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$37,177	$82,588	$69,996	$74,841

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted average number of basic shares outstanding	25,592	26,067	25,700	26,174
Effect of dilutive securities	623	698	609	620
Weighted average number of diluted shares outstanding	26,215	26,765	26,309	26,794

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

Reclassifications

To conform to the current period’s presentation, the prior period net cash inflows from accrued payroll, payroll taxes and related benefits in the condensed consolidated statements of cash flows of $16.8 million was disaggregated into net cash inflows from accrued payroll and related benefits of $30.2 million and net cash outflows from payroll taxes payable of $13.4 million.

All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the 2024 Stock Split. To conform to the current period’s presentation, additional paid-in-capital of approximately $0.2 million was reclassified to common stock in the prior periods' condensed consolidated statements of stockholders' equity.

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

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at June 30, 2025 and December 31, 2024 measured at fair value on a recurring basis (in thousands):

	June 30, 2025				December 31, 2024

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Recorded		Unrealized	Unrealized	Recorded
	Cost	Gains	Losses	Basis	Cost	Gains	Losses	Basis
Current:
Cash equivalents:
Money market funds	$8,314	$—	$—	$8,314	$26,661	$—	$—	$26,661
Total cash equivalents	8,314	—	—	8,314	26,661	—	—	26,661
Investments:
Corporate bonds	27,901	5	(1,660)	26,246	27,954	3	(2,365)	25,592
U.S. treasuries	14,260	—	(849)	13,411	12,460	—	(1,140)	11,320
Mortgage-backed securities	11,663	—	(2,335)	9,328	12,128	—	(2,592)	9,536
U.S. government agency securities	7,687	—	(89)	7,598	12,734	—	(203)	12,531
Asset-backed securities	7,585	10	(81)	7,514	7,610	12	(109)	7,513
Total current investments	69,096	15	(5,014)	64,097	72,886	15	(6,409)	66,492
Restricted cash and investments (1):
Corporate bonds	81,572	51	(5,123)	76,500	100,030	16	(7,302)	92,744
U.S. treasuries	53,054	11	(4,540)	48,525	54,900	—	(6,348)	48,552
Mortgage-backed securities	39,274	53	(4,737)	34,590	40,858	10	(5,674)	35,194
Mutual funds	12,330	—	—	12,330	10,961	—	—	10,961
U.S. government agency securities	6,686	—	(455)	6,231	16,785	—	(914)	15,871
Asset-backed securities	1,527	9	(3)	1,533	1,666	6	(1)	1,671
Emerging markets	199	6	—	205	200	1	—	201
Money market funds	101	—	—	101	216	—	—	216
Total restricted cash and investments	194,743	130	(14,858)	180,015	225,616	33	(20,239)	205,410
Total investments	$272,153	$145	$(19,872)	$252,426	$325,163	$48	$(26,648)	$298,563

(1) Included in restricted cash and investments within the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 is restricted cash of $10.7 million and $26.7 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at June 30, 2025 and December 31, 2024 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	June 30, 2025				December 31, 2024
	Total				Total
	Recorded				Recorded
	Basis	Level 1	Level 2	Other (1)	Basis	Level 1	Level 2	Other (1)
Cash equivalents:
Money market funds	$8,314	$—	$—	$8,314	$26,661	$—	$—	$26,661
Investments:
Corporate bonds	26,246	—	26,246	—	25,592	—	25,592	—
U.S. treasuries	13,411	—	13,411	—	11,320	—	11,320	—
Mortgage-backed securities	9,328	—	9,328	—	9,536	—	9,536	—
U.S. government agency securities	7,598	—	7,598	—	12,531	—	12,531	—
Asset-backed securities	7,514	—	7,514	—	7,513	—	7,513	—
Restricted cash and investments:
Corporate bonds	76,500	—	76,500	—	92,744	—	92,744	—
U.S. treasuries	48,525	—	48,525	—	48,552	—	48,552	—
Mortgage-backed securities	34,590	—	34,590	—	35,194	—	35,194	—
Mutual funds	12,330	12,330	—	—	10,961	10,961	—	—
U.S. government agency securities	6,231	—	6,231	—	15,871	—	15,871	—
Asset-backed securities	1,533	—	1,533	—	1,671	—	1,671	—
Emerging markets	205	—	205	—	201	—	201	—
Money market funds	101	—	—	101	216	—	—	216
Total investments	$252,426	$12,330	$231,681	$8,415	$298,563	$10,961	$260,725	$26,877

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at June 30, 2025 and December 31, 2024. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The table also includes money market funds, which are classified as cash and cash equivalents on the Company’s condensed consolidated balance sheets.

	June 30, 2025
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$5,031	$87,516	$10,199	$—	$102,746
U.S. treasuries	497	43,580	17,859	—	61,936
U.S. government agency securities	3,060	9,683	1,086	—	13,829
Asset-backed securities	—	1,126	151	7,770	9,047
Money market funds	8,415	—	—	—	8,415
Emerging markets	—	—	205	—	205
Total	$17,003	$141,905	$29,500	$7,770	$196,178

	December 31, 2024
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$18,815	$76,574	$22,947	$—	$118,336
U.S. treasuries	497	42,333	17,042	—	59,872
U.S. government agency securities	8,014	19,333	1,055	—	28,402
Money market funds	26,877	—	—	—	26,877
Asset-backed securities	—	1,228	6,654	1,302	9,184
Emerging markets	—	—	201	—	201
Total	$54,203	$139,468	$47,899	$1,302	$242,872

The average contractual maturity of mortgage-backed securities, which are excluded from the table above, was 21 years at each of June 30, 2025 and December 31, 2024.

The fair values and gross unrealized losses of the Company’s available for sale securities that were in an unrealized loss position as of June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	June 30, 2025
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Recorded	Unrealized	Recorded	Unrealized	Recorded	Unrealized
	Basis	Losses	Basis	Losses	Basis	Losses
Investments:
Corporate bonds	$—	$—	$26,028	$(1,660)	$26,028	$(1,660)
U.S. treasuries	—	—	13,411	(849)	13,411	(849)
Mortgage-backed securities	—	—	9,329	(2,335)	9,329	(2,335)
U.S. government agency securities	—	—	5,262	(89)	5,262	(89)
Asset-backed securities	—	—	1,304	(81)	1,304	(81)
Total investments	—	—	55,334	(5,014)	55,334	(5,014)
Restricted investments:
Corporate bonds	397	(1)	72,903	(5,122)	73,300	(5,123)
U.S. treasuries	1,219	(5)	46,592	(4,535)	47,811	(4,540)
Mortgage-backed securities	1,522	(17)	28,584	(4,720)	30,106	(4,737)
U.S. government agency securities	—	—	5,507	(455)	5,507	(455)
Asset-backed securities	257	(3)	—	—	257	(3)
Total restricted investments	3,395	(26)	153,586	(14,832)	156,981	(14,858)
Total investments and restricted investments	$3,395	$(26)	$208,920	$(19,846)	$212,315	$(19,872)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Recorded	Unrealized	Recorded	Unrealized	Recorded	Unrealized
	Basis	Losses	Basis	Losses	Basis	Losses
Investments:
Corporate bonds	$20	$—	$25,377	$(2,365)	$25,397	$(2,365)
U.S. government agency securities	—	—	12,531	(203)	12,531	(203)
U.S. treasuries	—	—	11,320	(1,140)	11,320	(1,140)
Mortgage-backed securities	—	—	9,536	(2,592)	9,536	(2,592)
Asset-backed securities	—	—	1,301	(109)	1,301	(109)
Total investments	20	—	60,065	(6,409)	60,085	(6,409)
Restricted investments:
Corporate bonds	11,142	(15)	71,716	(7,287)	82,858	(7,302)
U.S. treasuries	1,399	(29)	46,656	(6,319)	48,055	(6,348)
Mortgage-backed securities	3,360	(37)	29,877	(5,637)	33,237	(5,674)
U.S. government agency securities	—	—	15,871	(914)	15,871	(914)
Asset-backed securities	443	(1)	—	—	443	(1)
Total restricted investments	16,344	(82)	164,120	(20,157)	180,464	(20,239)
Total investments and restricted investments	$16,364	$(82)	$224,185	$(26,566)	$240,549	$(26,648)

We have determined that the gross unrealized losses on our investments as of June 30, 2025 and December 31, 2024 were temporary in nature. The decline in fair value was due to changes in market interest rates, rather than credit losses.

Note 3 – Workers’ Compensation Claims Liabilities

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Beginning balance
Workers' compensation claims liabilities	$121,228	$158,054	$128,446	$167,763
Add: claims expense incurred
Current period	2,697	3,699	6,025	7,299
Prior periods	(3,222)	(1,830)	(7,004)	(4,822)
Total claims expense incurred	(525)	1,869	(979)	2,477
Less: claim payments related to
Current period	1,179	1,565	2,357	2,519
Prior periods	5,593	8,734	11,113	18,223
Total claim payments	6,772	10,299	13,470	20,742

Change in claims incurred in excess of retention limits	(29)	6	(95)	132
Ending balance
Workers' compensation claims liabilities	$113,902	$149,630	$113,902	$149,630

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

Effective July 1, 2021, the Company entered into a fully insured arrangement for its insured program, whereby third-party insurers assume substantially all risk of loss for claims incurred under the program. This fully insured arrangement has been extended annually and covers claims incurred between July 1, 2021 and June 30, 2026.

Each annual fully insured policy allows BBSI to participate in savings if claims develop favorably up to a maximum per policy year ranging from $20.0 million to $30.0 million, depending on the policy period. For the policy period from July 1, 2021 to June 30 2022, BBSI can incur additional premiums up to $7.5 million if claims develop adversely. For all other policy years, no additional premiums can be charged based on claim performance.

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

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $153.9 million and $197.1 million at June 30, 2025 and December 31, 2024, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $52.1 million and $55.9 million at June 30, 2025 and December 31, 2024, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At June 30, 2025, the Company provided surety bonds totaling $52.1 million.

Claims liabilities

The Company provided a total of $113.9 million and $128.4 million at June 30, 2025 and December 31, 2024, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $5.9 million and $6.0 million at June 30, 2025 and December 31, 2024, respectively, represent case reserves and IBNR in excess of the Company’s retention. The accrual for costs incurred in excess of retention is offset by a receivable from insurance carriers of $5.9 million and $6.0 million at June 30, 2025 and December 31, 2024, respectively, which is included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility and Long-Term Debt

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the “Bank”) for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $25.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at June 30, 2025 and December 31, 2024. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment. The revolving credit facility will mature on July 1, 2026, unless extended.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company's workers' compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At June 30, 2025, the Company was in compliance with all covenants.

Note 5 – Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on its results of operations.

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely-than-not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended June 30, 2025. At June 30, 2025 and December 31, 2024, the Company had not recorded a valuation allowance against its deferred tax assets.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service (the “IRS”) is examining the Company’s federal tax returns for the years ended December 31, 2017 through 2021. BBSI received notices that the IRS intends to disallow certain wage-based tax credits claimed for the years 2017 through 2021, which could result in estimated total additional taxes of $8.0 million and penalties and interest of $4.8 million. The Company disagrees with the IRS determination to disallow certain wage-based credits taken by the Company and has filed U.S. Tax Court petitions challenging these notices. We believe that the Company has the technical merits to defend its position. Based on management’s more-likely-than-not assessment that the Company's position is sustainable, no reserve for the aforementioned IRS notices of disallowance of wage-based tax credits or underpayment penalties has been recorded in the financial statements.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for tax years before 2017. As of June 30, 2025 and December 31, 2024, total gross unrecognized tax benefits, excluding interest and penalties, of $0.5 million, would affect the Company's effective tax rate if recognized in future periods. The Company does not anticipate any material changes to the reserve in the next 12 months.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At June 30, 2025, the Company had no operating loss carryforwards or tax credit carryforwards.

Note 6 – Litigation

On April 5, 2011, several individual plaintiffs filed a wage and hour class action in the California Superior Court, County of Fresno, which was subsequently removed to the United States District Court for the Eastern District of California, naming as defendants their employer, a Merry Maids franchisee; BBSI, which was providing PEO services to the franchisee; and various parties related to the franchisor. Plaintiffs claimed, among other things, that BBSI and the franchisor were their joint employer with the franchisee and therefore jointly responsible for the alleged wage and hour violations. BBSI's position is that it was not the plaintiffs' joint employer. Notwithstanding, the plaintiffs and BBSI reached an agreement to settle the matter, which was filed with the trial court for court approval pursuant to the rules for class action settlements. The settlement was preliminarily approved by the trial court in June 2025 and will be the subject of a future final approval hearing currently scheduled for October 2025.

BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation. For the settlement agreement discussed above, as well as other cases, management recorded estimated liabilities totaling $2.1 million and $1.7 million at June 30, 2025 and December 31, 2024, respectively, in other accrued liabilities in the condensed consolidated balance sheets.

Note 7 – Subsequent Events

Share Repurchase Program

On August 4, 2025, the Company’s board of directors authorized a share repurchase program to acquire up to $100.0 million of the Company’s common stock over a two-year period beginning August 4, 2025. The new repurchase program replaces the program approved in July 2023, under which a total of 1,919,334 shares of common stock have been purchased.

Purchases under the new program will be made in the open market, including in block trades. Subject to the requirements of applicable federal securities laws, the timing and volume of purchases will be in the discretion of BBSI’s management, except to the extent that the Company elects to enter into one or more Rule 10b5-1 trading plans.

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

Tier 1: Tactical Alignment

The first stage focuses on the mutual setting of expectations and is essential to a successful client relationship. It begins with a process of assessment and discovery in which the business owner’s business objectives, philosophies, and culture are aligned with BBSI’s processes, controls and culture. This stage includes an implementation process, which addresses the administrative components of employment.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Revenues:
Professional employer services	$290,170	94.3%	$259,887	92.9%	$565,096	94.1%	$506,076	92.8%
Staffing services	17,487	5.7	19,764	7.1	35,127	5.9	39,357	7.2
Total revenues	307,657	100.0	279,651	100.0	600,223	100.0	545,433	100.0
Cost of revenues:
Direct payroll costs	13,165	4.3	14,693	5.3	26,471	4.4	29,410	5.4
Payroll taxes and benefits	173,277	56.3	148,810	53.2	360,283	60.0	310,705	57.0
Workers’ compensation	47,956	15.6	48,251	17.3	97,586	16.3	97,854	17.9
Total cost of revenues	234,398	76.2	211,754	75.8	484,340	80.7	437,969	80.3
Gross margin	73,259	23.8	67,897	24.2	115,883	19.3	107,464	19.7
Selling, general and administrative expenses	48,188	15.7	45,577	16.3	93,026	15.5	87,991	16.1
Depreciation and amortization	2,038	0.7	1,912	0.7	3,996	0.7	3,764	0.7
Income from operations	23,033	7.5	20,408	7.2	18,861	3.1	15,709	2.9
Other income, net	2,297	0.7	3,052	1.1	4,931	0.8	6,348	1.2
Income before income taxes	25,330	8.2	23,460	8.3	23,792	3.9	22,057	4.1
Provision for income taxes	6,876	2.2	6,759	2.4	6,359	1.1	5,492	1.0
Net income	$18,454	6.0%	$16,701	5.9%	$17,433	2.8%	$16,565	3.1%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three and six months ended June 30, 2025 and 2024.

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Gross billings	$2,234,472	$2,029,036	$4,323,141	$3,936,584
PEO and staffing wages	$1,939,966	$1,764,182	$3,749,434	$3,420,626

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
PEO and staffing wages	86.8%	86.9%	86.7%	86.9%
Payroll taxes and benefits	7.8%	7.3%	8.3%	7.9%
Workers' compensation	2.1%	2.5%	2.3%	2.5%
Gross margin	3.3%	3.3%	2.7%	2.7%

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

	(Unaudited)
	Three Months Ended
	June 30,
	2025	Year-over-year % Growth	2024	Year-over-year % Growth
Average WSEs	138,969	8.0%	128,734	3.7%
Ending WSEs	140,671	8.2%	130,046	2.1%

	(Unaudited)
	Six Months Ended
	June 30,
	2025	Year-over-year % Growth	2024	Year-over-year % Growth
Average WSEs	135,714	7.8%	125,892	3.4%
Ending WSEs	140,671	8.2%	130,046	2.1%

Three Months Ended June 30, 2025 and 2024

Net income for the second quarter of 2025 amounted to $18.5 million compared to net income of $16.7 million for the second quarter of 2024. Diluted net income per share for the second quarter of 2025 was $0.70 compared to diluted net income per share of $0.62 for the second quarter of 2024.

Revenue for the second quarter of 2025 totaled $307.7 million, an increase of $28.0 million or 10.0% over the second quarter of 2024, which reflects an increase in the Company’s PEO services revenue of $30.3 million or 11.7% and a decrease in staffing services revenue of $2.3 million or 11.5%.

The increase in PEO services revenue was primarily attributable to an 8.0% increase in the average number of WSEs as well as a 1.7% increase in average billing per WSE per day.

Gross margin for the second quarter of 2025 totaled $73.3 million or 23.8% of revenue compared to $67.9 million or 24.2% of revenue for the second quarter of 2024. The decrease in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the second quarter of 2025 totaled $13.2 million or 4.3% of revenue compared to $14.7 million or 5.3% of revenue for the second quarter of 2024. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the second quarter of 2024.

Payroll taxes and benefits for the second quarter of 2025 totaled $173.3 million or 56.3% of revenue compared to $148.8 million or 53.2% of revenue for the second quarter of 2024. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to expanded adoption of our PEO client benefit programs, resulting in client benefit costs of $17.7 million in the second quarter of 2025 compared to $7.1 million in the second quarter of 2024, as well as higher average payroll tax rates in the second quarter of 2025.

Workers’ compensation expense for the second quarter of 2025 totaled $48.0 million or 15.6% of revenue compared to $48.3 million or 17.3% of revenue for the second quarter of 2024. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to lower workers' compensation costs in the second quarter of 2025, which included favorable prior year liability and premium adjustments of $8.8 million, compared to favorable prior year liability and premium adjustments of $8.9 million in the second quarter of 2024.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2025 totaled $48.2 million or 15.7% of revenue compared to $45.6 million or 16.3% of revenue for the second quarter of 2024. The increase of $2.6 million in SG&A expense was primarily attributable to increased employee-related costs compared to the second quarter of 2024.

Other income, net for the second quarter of 2025 totaled $2.3 million compared to other income, net of $3.1 million for the second quarter of 2024. The decrease was primarily attributable to a decrease in investment income in the second quarter of 2025.

Our effective income tax rate for the second quarter of 2025 was 27.1% compared to 28.8% for the second quarter of 2024. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

Six Months Ended June 30, 2025 and 2024

Net income for the first six months of 2025 amounted to $17.4 million compared to net income of $16.6 million for the first six months of 2024. Diluted net income per share for the first six months of 2025 was $0.66 compared to diluted net income per share of $0.62 for the first six months of 2024.

Revenue for the first six months of 2025 totaled $600.2 million, an increase of $54.8 million or 10.0% over the first six months of 2024, which reflects an increase in the Company's PEO services revenue of $59.0 million or 11.7% and a decrease in staffing services revenue of $4.2 million or 10.7%.

The increase in PEO services revenue was primarily attributable to a 7.8% increase in the average number of WSEs as well as a 2.3% increase in average billing per WSE per day.

Gross margin for the first six months of 2025 totaled $115.9 million or 19.3% of revenue compared to $107.5 million or 19.7% of revenue for the first six months of 2024. The decrease in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the first six months of 2025 totaled $26.5 million or 4.4% of revenue compared to $29.4 million or 5.4% of revenue for the first six months of 2024. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the first six months of 2024.

Payroll taxes and benefits for the first six months of 2025 totaled $360.3 million or 60.0% of revenue compared to $310.7 million or 57.0% of revenue for the first six months of 2024. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to higher average payroll tax rates in the first six months of 2025 and PEO client benefit costs of $34.7 million in the first six months of 2025 compared to $13.7 million in the first six months of 2024.

Workers' compensation expense for the first six months of 2025 totaled $97.6 million or 16.3% of revenue compared to $97.9 million or 17.9% of revenue for the first six months of 2024. The decrease in workers' compensation expense as a percentage of revenue was primarily due to lower workers' compensation costs in the first six months of 2025, including favorable prior year liability and premium adjustments of $12.6 million in the first six months of 2025 compared to favorable prior year liability and premium adjustments of $11.8 million in the first six months of 2024.

SG&A expense for the first six months of 2025 totaled $93.0 million or 15.5% of revenue compared to $88.0 million or 16.1% of revenue for the first six months of 2024. The increase of $5.0 million in SG&A expense was primarily attributable to increased employee-related costs compared to the first six months of 2024.

Other income, net for the first six months of 2025 totaled $4.9 million compared to other income, net of $6.3 million for the first six months of 2024. The decrease was primarily attributable to a decrease in investment income in the first six months of 2025.

Our effective income tax rate for the first six months of 2025 was 26.7% compared to 24.9% for the first six months of 2024. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $37.2 million, which includes cash, cash equivalents, and restricted cash, decreased $45.4 million for the six months ended June 30, 2025, compared to a decrease of $4.8 million for the comparable period of 2024. The decrease in cash at June 30, 2025 as compared to December 31, 2024 was primarily due to the factors discussed below.

Net cash used in operating activities for the six months ended June 30, 2025 amounted to $48.6 million, compared to cash used of $42.4 million for the comparable period of 2024. For the six months ended June 30, 2025, net cash used in operating activities was primarily due to decreased premium payable of $41.2 million, increased trade accounts receivable of $29.6 million, decreased workers’ compensation claims liabilities of $14.4 million, decreased payroll taxes payable of $8.7 million, and increased prepaid expenses of $7.1 million, partially offset by increased accrued payroll and related benefits of $24.2 million, net income of $17.4 million, and share-based compensation of $4.9 million.

Net cash provided by investing activities for the six months ended June 30, 2025 totaled $26.1 million, compared to cash provided of $57.0 million for the comparable period of 2024. For the six months ended June 30, 2025, net cash provided by investing activities consisted of proceeds from sales and maturities of investments and restricted investments of $77.8 million, partially offset by purchases of investments and restricted investments of $42.8 million and purchases of property, equipment and software of $8.9 million.

Net cash used in financing activities for the six months ended June 30, 2025 was $22.9 million, compared to cash used of $19.5 million for the comparable period of 2024. For the six months ended June 30, 2025, net cash used in financing activities primarily consisted of repurchases of common stock of $17.3 million and dividend payments of $4.1 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $153.9 million and $197.1 million at June 30, 2025 and December 31, 2024, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and outstanding borrowings on its line of credit. The Company's investments and restricted investments, which are classified as available-for-sale, consist primarily of fixed-rate debt securities, the fair value of which fluctuates with prevailing interest rates. Our cash equivalents consist primarily of money market funds, which are not meaningfully impacted by interest rate risk. We attempt to limit our investment portfolio's exposure to market risk through low investment turnover and diversification. Based on the Company’s overall interest exposure at June 30, 2025, a 50 basis point increase in market interest rates would have a $3.8 million downward effect on the fair value of the Company’s investment portfolio. Outstanding borrowings on the Company's line of credit bear interest at a variable market rate, which makes the cost of borrowing on the line of credit susceptible to changing interest rates. At June 30, 2025, the Company had no outstanding borrowings on its line of credit.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended June 30, 2025.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (in thousands) (1)
Apr 1 - Apr 30, 2025	70,200	$39.21	70,200	$17,996
May 1 - May 31, 2025	40,200	$41.65	40,200	$16,322
Jun 1 - Jun 30, 2025	86,800	$41.70	86,800	$12,703
Total	197,200		197,200

(1) On July 31, 2023, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s common stock over a two-year period beginning July 31, 2023. As of June 30, 2025, the Company had repurchased 1,919,334 shares at an aggregate purchase price of $62.3 million under the repurchase program. On August 4, 2025, the Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock over a two-year period beginning August 4, 2025. The new repurchase program replaces the program approved in July 2023.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: August 6, 2025	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer