Form 10-Q
period 2025-09-30
BARRETT BUSINESS SERVICES INC
filed 2025-11-06
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of October 24, 2025, 25,624,623 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$47,676	$55,367
Investments	62,076	66,492
Trade accounts receivable, net	300,616	234,533
Income taxes receivable	326	2,662
Prepaid expenses and other	25,806	18,698
Restricted cash and investments	80,403	97,690
Total current assets	516,903	475,442
Property, equipment and software, net	63,915	56,781
Operating lease right-of-use assets	23,973	20,329
Restricted cash and investments	117,321	134,454
Goodwill	47,820	47,820
Other assets	6,097	6,205
Deferred income taxes	1,896	4,477
Total assets	$777,925	$745,508
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,842	$6,787
Accrued payroll and related benefits	278,405	215,648
Payroll taxes payable	43,164	49,685
Current operating lease liabilities	6,945	6,231
Current premium payable	20,208	31,134
Other accrued liabilities	17,873	10,330
Workers' compensation claims liabilities	34,239	39,081
Total current liabilities	406,676	358,896
Long-term workers' compensation claims liabilities	74,945	89,365
Long-term premium payable	25,212	49,840
Long-term operating lease liabilities	18,225	15,215
Customer deposits and other long-term liabilities	12,722	10,788
Total liabilities	537,780	524,104
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 82,000 shares authorized, 25,624 and 25,784 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	256	258
Additional paid-in capital	44,441	40,396
Accumulated other comprehensive loss	(12,594)	(19,245)
Retained earnings	208,042	199,995
Total stockholders' equity	240,145	221,404
Total liabilities and stockholders' equity	$777,925	$745,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Professional employer services	$299,685	$272,793	$864,781	$778,869
Staffing services	19,264	21,485	54,391	60,842
Total revenues	318,949	294,278	919,172	839,711
Cost of revenues:
Direct payroll costs	14,604	16,208	41,075	45,618
Payroll taxes and benefits	176,270	154,109	536,553	464,814
Workers' compensation	51,310	49,549	148,896	147,403
Total cost of revenues	242,184	219,866	726,524	657,835
Gross margin	76,765	74,412	192,648	181,876
Selling, general and administrative expenses	49,886	49,060	142,912	137,051
Depreciation and amortization	2,097	1,899	6,093	5,663
Income from operations	24,782	23,453	43,643	39,162
Other income (expense):
Investment income, net	1,983	2,265	6,903	8,608
Interest expense	(45)	(45)	(133)	(133)
Other, net	32	31	131	124
Other income, net	1,970	2,251	6,901	8,599
Income before income taxes	26,752	25,704	50,544	47,761
Provision for income taxes	6,133	6,076	12,492	11,568
Net income	$20,619	$19,628	$38,052	$36,193
Basic income per common share	$0.80	$0.75	$1.48	$1.38
Weighted average number of basic common shares outstanding	25,688	26,052	25,696	26,133
Diluted income per common share	$0.79	$0.74	$1.45	$1.35
Weighted average number of diluted common shares outstanding	26,171	26,620	26,263	26,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	September 30,
	2025	2024
Net income	$20,619	$19,628
Unrealized gains on investments, net of tax of $666 and $2,600 in 2025 and 2024, respectively	1,671	6,804
Comprehensive income	$22,290	$26,432

	Nine Months Ended
	September 30,
	2025	2024
Net income	$38,052	$36,193
Unrealized gains on investments, net of tax of $2,558 and $2,012 in 2025 and 2024, respectively	6,651	5,265
Comprehensive income	$44,703	$41,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2025

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, December 31, 2024	25,784	$258	$40,396	$(19,245)	$199,995	$221,404
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	179	2	691	—	—	693
Common stock repurchased on vesting of restricted stock units and performance awards	(56)	(1)	(2,271)	—	—	(2,272)
Share-based compensation expense	—	—	2,658	—	—	2,658
Company repurchases of common stock	(229)	(2)	(366)	—	(8,792)	(9,160)
Cash dividends on common stock ($0.08 per share)	—	—	—	—	(2,059)	(2,059)
Unrealized gain on investments, net of tax	—	—	—	3,108	—	3,108
Net loss	—	—	—	—	(1,021)	(1,021)
Balance, March 31, 2025	25,678	$257	$41,108	$(16,137)	$188,123	$213,351
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	18	—	123	—	—	123
Common stock repurchased on vesting of restricted stock units and performance awards	(2)	—	(70)	—	—	(70)
Share-based compensation expense	—	—	2,265	—	—	2,265
Company repurchases of common stock	(197)	(2)	(333)	—	(7,795)	(8,130)
Cash dividends on common stock ($0.08 per share)	—	—	—	—	(2,048)	(2,048)
Unrealized gain on investments, net of tax	—	—	—	1,872	—	1,872
Net income	—	—	—	—	18,454	18,454
Balance, June 30, 2025	25,497	$255	$43,093	$(14,265)	$196,734	$225,817
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	372	4	2,381	—	—	2,385
Common stock repurchased on vesting of restricted stock units and performance awards	(85)	(1)	(3,624)	—	—	(3,625)
Share-based compensation expense	—	—	2,868	—	—	2,868
Company repurchases of common stock	(160)	(2)	(277)	—	(7,256)	(7,535)
Cash dividends on common stock ($0.08 per share)	—	—	—	—	(2,055)	(2,055)
Unrealized gain on investments, net of tax	—	—	—	1,671	—	1,671
Net income	—	—	—	—	20,619	20,619
Balance, September 30, 2025	25,624	$256	$44,441	$(12,594)	$208,042	$240,145

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

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$38,052	$36,193
Reconciliations of net income to net cash used in operating activities:
Depreciation and amortization	6,093	5,663
Non-cash operating lease expense	5,064	4,876
Net investment amortization (accretion) and losses (gains) recognized	335	(309)
Losses recognized on disposal of property	54	—
Deferred income taxes	22	—
Share-based compensation	7,791	6,648
Changes in certain operating assets and liabilities:
Trade accounts receivable	(66,083)	(82,342)
Income taxes	2,336	5,191
Prepaid expenses and other	(7,108)	(325)
Accounts payable	(945)	(2,371)
Accrued payroll and related benefits	62,950	73,483
Payroll taxes payable	(6,521)	(38,457)
Other accrued liabilities	7,325	(245)
Premium payable	(35,554)	(15,689)
Workers' compensation claims liabilities	(19,157)	(30,735)
Operating lease liabilities	(4,984)	(5,066)
Other assets and liabilities, net	153	197
Net cash used in operating activities	(10,177)	(43,288)
Cash flows from investing activities:
Purchase of property, equipment and software	(13,281)	(11,001)
Purchase of investments	(7,669)	(7,902)
Proceeds from sales and maturities of investments	15,715	10,871
Purchase of restricted investments	(35,728)	(27,542)
Proceeds from sales and maturities of restricted investments	68,346	64,596
Net cash provided by investing activities	27,383	29,022
Cash flows from financing activities:
Proceeds from credit-line borrowings	4,508	415
Payments on credit-line borrowings	(4,508)	(415)
Repurchases of common stock	(24,825)	(22,125)
Common stock repurchased on vesting of restricted stock units and performance awards	(5,967)	(4,655)
Dividends paid	(6,162)	(6,011)
Proceeds from exercise of stock options and purchase of ESPP shares	3,201	931
Net cash used in financing activities	(33,753)	(31,860)
Net decrease in cash, cash equivalents and restricted cash	(16,547)	(46,126)
Cash, cash equivalents and restricted cash, beginning of period	82,588	74,841
Cash, cash equivalents and restricted cash, end of period	$66,041	$28,715

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

Investments

The Company classifies investments as available-for-sale. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Investments are recorded as current on the condensed consolidated balance sheets as the invested funds are available for current operations. Management considers available evidence in evaluating potential impairment of investments, including the extent to which fair value is less than cost and adverse conditions related to the security. In the event of a credit loss, an allowance would be recognized to the extent that the fair value of the security is less than the present value of the expected future cash flows. Realized gains and losses on sales of investments are included in investment income, net in our condensed consolidated statements of operations. Investment income, net in the condensed consolidated statements of operations includes interest income of $1.9 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively. Investment income, net in the condensed consolidated statements of operations includes interest income of $6.8 million and $8.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Trade accounts receivable

PEO customers are invoiced following the end of each payroll processing cycle, with payment generally due on the invoice date, and staffing customers are generally invoiced weekly with payment terms of 30 days. The balance in trade accounts receivable comprises primarily unbilled receivables of $289.2 million and $218.8 million at September 30, 2025 and December 31, 2024, respectively. The remaining balance of $11.7 million and $16.6 million in trade accounts receivable at September 30, 2025 and December 31, 2024, respectively, is primarily related to outstanding billings to staffing clients, offset by an allowance for expected credit losses of $0.4 million and $0.9 million at September 30, 2025 and December 31, 2024, respectively.

Allowance for expected credit losses

The Company had an allowance for expected credit losses of $0.4 million and $0.9 million at September 30, 2025 and December 31, 2024, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for expected credit losses. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Statements of cash flows

Interest paid during the nine months ended September 30, 2025 and 2024 did not materially differ from interest expense. Income taxes paid net of income tax refunds received by the Company during the nine months ended September 30, 2025 totaled $10.1 million. Income tax paid net of income tax refunds received by the Company during the nine months ended September 30, 2024 totaled $6.8 million.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$47,676	$55,367	$14,429	$71,168
Restricted cash included in restricted cash and investments	18,365	27,221	14,286	3,673
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$66,041	$82,588	$28,715	$74,841

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted average number of basic shares outstanding	25,688	26,052	25,696	26,133
Effect of dilutive securities	483	568	567	603
Weighted average number of diluted shares outstanding	26,171	26,620	26,263	26,736

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

Reclassifications

To conform to the current period’s presentation, the prior period net cash inflows from accrued payroll, payroll taxes and related benefits in the condensed consolidated statements of cash flows of $35.0 million was disaggregated into net cash inflows from accrued payroll and related benefits of $73.5 million and net cash outflows from payroll taxes payable of $38.5 million.

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

Recent accounting pronouncements

The following Accounting Standards Updates (ASUs) have been issued recently by the Financial Accounting Standards Board (FASB).

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes. The new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. We have evaluated the impact of applying this new accounting guidance to our income tax disclosures and we do not expect that the adoption of this ASU will have a material effect on the Company’s financial condition, results of operations, or cash flows. We will adopt this ASU for the annual reporting period of our fiscal year beginning January 1, 2025.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“DISE”)

In November 2024, the FASB issued ASU 2024-03, which requires disclosure of specified information about certain costs and expenses in the notes to interim and annual financial statements. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. We are evaluating the impact of this new accounting standard on the Company's consolidated financial statements and related disclosures. We do not expect that the adoption of this ASU will have a material effect on the Company’s financial condition, results of operations, or cash flows.

ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, which amends the capitalization criteria of software development costs. The ASU eliminates the prior project-stage model and implements a probable-to-complete recognition threshold. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this ASU should be applied using either a prospective transition approach, modified transition approach, or retrospective transition approach. We are evaluating the impact of this new accounting standard on the Company's consolidated financial statements and related disclosures. We do not expect that the adoption of this ASU will have a material effect on the Company’s financial condition, results of operations, or cash flows.

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at September 30, 2025 and December 31, 2024 measured at fair value on a recurring basis (in thousands):

	September 30, 2025				December 31, 2024

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Recorded		Unrealized	Unrealized	Recorded
	Cost	Gains	Losses	Basis	Cost	Gains	Losses	Basis
Current:
Cash equivalents:
Money market funds	$22,304	$—	$—	$22,304	$26,661	$—	$—	$26,661
Total cash equivalents	22,304	—	—	22,304	26,661	—	—	26,661
Investments:
Corporate bonds	27,874	5	(1,402)	26,477	27,954	3	(2,365)	25,592
U.S. treasuries	14,260	—	(744)	13,516	12,460	—	(1,140)	11,320
Mortgage-backed securities	11,426	—	(2,132)	9,294	12,128	—	(2,592)	9,536
Asset-backed securities	7,572	15	(64)	7,523	7,610	12	(109)	7,513
U.S. government agency securities	5,330	—	(64)	5,266	12,734	—	(203)	12,531
Total current investments	66,462	20	(4,406)	62,076	72,886	15	(6,409)	66,492
Restricted cash and investments (1):
Corporate bonds	81,386	70	(4,403)	77,053	100,030	16	(7,302)	92,744
U.S. treasuries	52,535	14	(4,144)	48,405	54,900	—	(6,348)	48,552
Mortgage-backed securities	37,884	87	(4,280)	33,691	40,858	10	(5,674)	35,194
Mutual funds	13,003	—	—	13,003	10,961	—	—	10,961
U.S. government agency securities	5,955	—	(373)	5,582	16,785	—	(914)	15,871
Asset-backed securities	1,401	14	—	1,415	1,666	6	(1)	1,671
Money market funds	1,305	—	—	1,305	216	—	—	216
Emerging markets	200	10	—	210	200	1	—	201
Total restricted cash and investments	193,669	195	(13,200)	180,664	225,616	33	(20,239)	205,410
Total investments	$282,435	$215	$(17,606)	$265,044	$325,163	$48	$(26,648)	$298,563

(1) Included in restricted cash and investments within the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 is restricted cash of $17.1 million and $26.7 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at September 30, 2025 and December 31, 2024 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	September 30, 2025				December 31, 2024
	Total				Total
	Recorded				Recorded
	Basis	Level 1	Level 2	Other (1)	Basis	Level 1	Level 2	Other (1)
Cash equivalents:
Money market funds	$22,304	$—	$—	$22,304	$26,661	$—	$—	$26,661
Investments:
Corporate bonds	26,477	—	26,477	—	25,592	—	25,592	—
U.S. treasuries	13,516	—	13,516	—	11,320	—	11,320	—
Mortgage-backed securities	9,294	—	9,294	—	9,536	—	9,536	—
Asset-backed securities	7,523	—	7,523	—	7,513	—	7,513	—
U.S. government agency securities	5,266	—	5,266	—	12,531	—	12,531	—
Restricted cash and investments:
Corporate bonds	77,053	—	77,053	—	92,744	—	92,744	—
U.S. treasuries	48,405	—	48,405	—	48,552	—	48,552	—
Mortgage-backed securities	33,691	—	33,691	—	35,194	—	35,194	—
Mutual funds	13,003	13,003	—	—	10,961	10,961	—	—
U.S. government agency securities	5,582	—	5,582	—	15,871	—	15,871	—
Asset-backed securities	1,415	—	1,415	—	1,671	—	1,671	—
Money market funds	1,305	—	—	1,305	216	—	—	216
Emerging markets	210	—	210	—	201	—	201	—
Total investments	$265,044	$13,003	$228,432	$23,609	$298,563	$10,961	$260,725	$26,877

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at September 30, 2025 and December 31, 2024. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The table also includes money market funds, which are classified as cash and cash equivalents on the Company’s condensed consolidated balance sheets.

	September 30, 2025
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$11,390	$83,601	$8,539	$—	$103,530
U.S. treasuries	1,477	42,404	18,040	—	61,921
Money market funds	23,609	—	—	—	23,609
U.S. government agency securities	577	9,173	1,098	—	10,848
Asset-backed securities	—	1,005	151	7,783	8,939
Emerging markets	—	—	210	—	210
Total	$37,053	$136,183	$28,038	$7,783	$209,057

	December 31, 2024
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$18,815	$76,574	$22,947	$—	$118,336
U.S. treasuries	497	42,333	17,042	—	59,872
U.S. government agency securities	8,014	19,333	1,055	—	28,402
Money market funds	26,877	—	—	—	26,877
Asset-backed securities	—	1,228	6,654	1,302	9,184
Emerging markets	—	—	201	—	201
Total	$54,203	$139,468	$47,899	$1,302	$242,872

The average contractual maturity of mortgage-backed securities, which are excluded from the table above, was 21 years as of September 30, 2025 and December 31, 2024.

The fair values and gross unrealized losses of the Company’s available for sale securities that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	September 30, 2025
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Recorded	Unrealized	Recorded	Unrealized	Recorded	Unrealized
	Basis	Losses	Basis	Losses	Basis	Losses
Investments:
Corporate bonds	$—	$—	$26,258	$(1,402)	$26,258	$(1,402)
U.S. treasuries	—	—	13,516	(744)	13,516	(744)
Mortgage-backed securities	—	—	9,294	(2,132)	9,294	(2,132)
U.S. government agency securities	—	—	5,266	(64)	5,266	(64)
Asset-backed securities	—	—	1,308	(64)	1,308	(64)
Total investments	—	—	55,642	(4,406)	55,642	(4,406)
Restricted investments:
Corporate bonds	—	—	73,432	(4,403)	73,432	(4,403)
U.S. treasuries	—	—	47,689	(4,144)	47,689	(4,144)
Mortgage-backed securities	—	—	28,059	(4,280)	28,059	(4,280)
U.S. government agency securities	—	—	5,582	(373)	5,582	(373)
Total restricted investments	—	—	154,762	(13,200)	154,762	(13,200)
Total investments and restricted investments	$—	$—	$210,404	$(17,606)	$210,404	$(17,606)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Recorded	Unrealized	Recorded	Unrealized	Recorded	Unrealized
	Basis	Losses	Basis	Losses	Basis	Losses
Investments:
Corporate bonds	$20	$—	$25,377	$(2,365)	$25,397	$(2,365)
U.S. government agency securities	—	—	12,531	(203)	12,531	(203)
U.S. treasuries	—	—	11,320	(1,140)	11,320	(1,140)
Mortgage-backed securities	—	—	9,536	(2,592)	9,536	(2,592)
Asset-backed securities	—	—	1,301	(109)	1,301	(109)
Total investments	20	—	60,065	(6,409)	60,085	(6,409)
Restricted investments:
Corporate bonds	11,142	(15)	71,716	(7,287)	82,858	(7,302)
U.S. treasuries	1,399	(29)	46,656	(6,319)	48,055	(6,348)
Mortgage-backed securities	3,360	(37)	29,877	(5,637)	33,237	(5,674)
U.S. government agency securities	—	—	15,871	(914)	15,871	(914)
Asset-backed securities	443	(1)	—	—	443	(1)
Total restricted investments	16,344	(82)	164,120	(20,157)	180,464	(20,239)
Total investments and restricted investments	$16,364	$(82)	$224,185	$(26,566)	$240,549	$(26,648)

We have determined that the gross unrealized losses on our investments as of September 30, 2025 and December 31, 2024 were temporary in nature. The decline in fair value was due to changes in market interest rates, rather than credit losses.

Note 3 – Workers’ Compensation Claims Liabilities

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Beginning balance
Workers' compensation claims liabilities	$113,902	$149,630	$128,446	$167,763
Add: claims expense incurred
Current period	3,232	2,358	9,257	9,657
Prior periods	(1,137)	(4,272)	(8,141)	(9,094)
Total claims expense incurred	2,095	(1,914)	1,116	563
Less: claim payments related to
Current period	1,644	1,063	4,001	3,582
Prior periods	5,159	9,493	16,272	27,716
Total claim payments	6,803	10,556	20,273	31,298

Change in claims incurred in excess of retention limits	(10)	(357)	(105)	(225)
Ending balance
Workers' compensation claims liabilities	$109,184	$136,803	$109,184	$136,803

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

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $159.9 million and $197.1 million at September 30, 2025 and December 31, 2024, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $52.1 million and $55.9 million at September 30, 2025 and December 31, 2024, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At September 30, 2025, the Company provided surety bonds totaling $52.1 million.

Claims liabilities

The Company provided a total of $109.2 million and $128.4 million at September 30, 2025 and December 31, 2024, respectively, as an estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $5.9 million and $6.0 million at September 30, 2025 and December 31, 2024, respectively, represent case reserves and IBNR in excess of the Company’s retention. The accrual for costs incurred in excess of retention is offset by a receivable from insurance carriers of $5.9 million and $6.0 million at September 30, 2025 and December 31, 2024, respectively, which is included in other assets in the condensed consolidated balance sheets.

Note 4 - Revolving Credit Facility

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the “Bank”) for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $25.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.35% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at September 30, 2025 and December 31, 2024. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment. The revolving credit facility will mature on July 1, 2026, unless extended.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company's workers' compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At September 30, 2025, the Company was in compliance with all covenants.

On September 22, 2025 the Company entered into an amendment (the “Amendment”) to the Agreement with the Bank. The Amendment extends the Company's $50.0 million revolving credit line from July 1, 2026 to August 1, 2028 and reduces the unused commitment fee from 0.35% to 0.30% per year on the average daily unused amount of the revolving credit line.

Other than as described above, all material terms and conditions of the Agreement are unchanged.

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

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely-than-not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended September 30, 2025. At September 30, 2025 and December 31, 2024, the Company had not recorded a valuation allowance against its deferred tax assets.

The Company’s realization of a portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service (the “IRS”) is examining the Company’s federal tax returns for the years ended December 31, 2017 through 2021. BBSI received notices that the IRS intends to disallow certain wage-based tax credits claimed for the years 2017 through 2021, which could result in estimated total additional taxes of $8.0 million and penalties and interest of $5.2 million. The Company disagrees with the IRS determination to disallow certain wage-based credits taken by the Company and has filed U.S. Tax Court petitions challenging these notices. We believe that the Company has the technical merits to defend its position. Based on management’s more-likely-than-not assessment that the Company's position is sustainable, no reserve for the aforementioned IRS notices of disallowance of wage-based tax credits or underpayment penalties has been recorded in the financial statements.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for tax years before 2017. As of September 30, 2025 and December 31, 2024, total gross unrecognized tax benefits, excluding interest and penalties, of $0.6 million and $0.5 million, respectively, would affect the Company's effective tax rate if recognized in future periods. The Company does not anticipate any material changes to the reserve in the next 12 months.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At September 30, 2025, the Company had no operating loss carryforwards or tax credit carryforwards.

Note 6 – Litigation

On April 5, 2011, several individual plaintiffs filed a wage and hour class action in the California Superior Court, County of Fresno, which was subsequently removed to the United States District Court for the Eastern District of California, naming as defendants their employer, a Merry Maids franchisee; BBSI, which was providing PEO services to the franchisee; and various parties related to the franchisor. Plaintiffs claimed, among other things, that BBSI and the franchisor were their joint employer with the franchisee and therefore jointly responsible for the alleged wage and hour violations. BBSI's position is that it was not the plaintiffs' joint employer. Notwithstanding, the plaintiffs and BBSI reached an agreement to settle the matter, which was filed with the trial court for court approval pursuant to the rules for class action settlements. The settlement was preliminarily approved by the trial court in June 2025 and was granted final approval in October 2025.

BBSI is subject to other legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation. For the settlement agreement discussed above, as well as other cases, management recorded estimated liabilities totaling $1.7 million as of September 30, 2025 and December 31, 2024, within other accrued liabilities in the condensed consolidated balance sheets.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
Revenues:
Professional employer services	$299,685	94.0%	$272,793	92.7%	$864,781	94.1%	$778,869	92.8%
Staffing services	19,264	6.0	21,485	7.3	54,391	5.9	60,842	7.2
Total revenues	318,949	100.0	294,278	100.0	919,172	100.0	839,711	100.0
Cost of revenues:
Direct payroll costs	14,604	4.6	16,208	5.5	41,075	4.5	45,618	5.4
Payroll taxes and benefits	176,270	55.3	154,109	52.4	536,553	58.4	464,814	55.4
Workers’ compensation	51,310	16.1	49,549	16.8	148,896	16.2	147,403	17.6
Total cost of revenues	242,184	76.0	219,866	74.7	726,524	79.1	657,835	78.4
Gross margin	76,765	24.0	74,412	25.3	192,648	20.9	181,876	21.6
Selling, general and administrative expenses	49,886	15.6	49,060	16.7	142,912	15.5	137,051	16.3
Depreciation and amortization	2,097	0.7	1,899	0.6	6,093	0.7	5,663	0.7
Income from operations	24,782	7.7	23,453	8.0	43,643	4.7	39,162	4.6
Other income, net	1,970	0.6	2,251	0.8	6,901	0.8	8,599	1.0
Income before income taxes	26,752	8.3	25,704	8.8	50,544	5.5	47,761	5.6
Provision for income taxes	6,133	1.9	6,076	2.1	12,492	1.4	11,568	1.4
Net income	$20,619	6.4%	$19,628	6.7%	$38,052	4.1%	$36,193	4.2%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three and nine months ended September 30, 2025 and 2024.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Gross billings	$2,321,852	$2,138,510	$6,644,993	$6,075,094
PEO and staffing wages	$2,017,499	$1,860,466	$5,766,932	$5,281,092

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
PEO and staffing wages	86.9%	87.0%	86.8%	86.9%
Payroll taxes and benefits	7.6%	7.2%	8.1%	7.7%
Workers' compensation	2.2%	2.3%	2.2%	2.4%
Gross margin	3.3%	3.5%	2.9%	3.0%

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

	(Unaudited)
	Three Months Ended
	September 30,
	2025	Year-over-year % Growth	2024	Year-over-year % Growth
Average WSEs	141,492	6.1%	133,398	4.8%
Ending WSEs	140,409	5.8%	132,698	3.3%

	(Unaudited)
	Nine Months Ended
	September 30,
	2025	Year-over-year % Growth	2024	Year-over-year % Growth
Average WSEs	137,640	7.2%	128,394	3.9%
Ending WSEs	140,409	5.8%	132,698	3.3%

Three Months Ended September 30, 2025 and 2024

Net income for the third quarter of 2025 amounted to $20.6 million compared to net income of $19.6 million for the third quarter of 2024. Diluted net income per share for the third quarter of 2025 was $0.79 compared to diluted net income per share of $0.74 for the third quarter of 2024.

Revenue for the third quarter of 2025 totaled $318.9 million, an increase of $24.7 million or 8.4% over the third quarter of 2024, which reflects an increase in the Company’s PEO services revenue of $26.9 million or 9.9% and a decrease in staffing services revenue of $2.2 million or 10.3%.

The increase in PEO services revenue was primarily attributable to a 6.1% increase in the average number of WSEs as well as a 2.5% increase in average billing per WSE per day.

Gross margin for the third quarter of 2025 totaled $76.8 million or 24.0% of revenue compared to $74.4 million or 25.3% of revenue for the third quarter of 2024. The decrease in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the third quarter of 2025 totaled $14.6 million or 4.6% of revenue compared to $16.2 million or 5.5% of revenue for the third quarter of 2024. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the third quarter of 2024.

Payroll taxes and benefits for the third quarter of 2025 totaled $176.3 million or 55.3% of revenue compared to $154.1 million or 52.4% of revenue for the third quarter of 2024. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to higher average payroll tax rates in the third quarter of 2025 as well as expanded adoption of our PEO client benefit programs, resulting in client benefit costs of $19.6 million in the third quarter of 2025 compared to $9.0 million in the third quarter of 2024.

Workers’ compensation expense for the third quarter of 2025 totaled $51.3 million or 16.1% of revenue compared to $49.5 million or 16.8% of revenue for the third quarter of 2024. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to lower workers' compensation costs in the third quarter of 2025, which included favorable prior year liability and premium adjustments of $3.9 million, compared to favorable prior year liability and premium adjustments of $4.3 million in the third quarter of 2024.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2025 totaled $49.9 million or 15.6% of revenue compared to $49.1 million or 16.7% of revenue for the third quarter of 2024. The increase of $0.8 million in SG&A expense was primarily attributable to increased employee-related costs compared to the third quarter of 2024.

Other income, net for the third quarter of 2025 totaled $2.0 million compared to other income, net of $2.3 million for the third quarter of 2024. The decrease was primarily attributable to a decrease in investment income in the third quarter of 2025.

Our effective income tax rate for the third quarter of 2025 was 22.9% compared to 23.6% for the third quarter of 2024. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

Nine Months Ended September 30, 2025 and 2024

Net income for the first nine months of 2025 amounted to $38.1 million compared to net income of $36.2 million for the first nine months of 2024. Diluted net income per share for the first nine months of 2025 was $1.45 compared to diluted net income per share of $1.35 for the first nine months of 2024.

Revenue for the first nine months of 2025 totaled $919.2 million, an increase of $79.5 million or 9.5% over the first nine months of 2024, which reflects an increase in the Company's PEO services revenue of $85.9 million or 11.0% and a decrease in staffing services revenue of $6.5 million or 10.6%.

The increase in PEO services revenue was primarily attributable to a 7.2% increase in the average number of WSEs as well as a 2.7% increase in average billing per WSE per day.

Gross margin for the first nine months of 2025 totaled $192.6 million or 20.9% of revenue compared to $181.9 million or 21.6% of revenue for the first nine months of 2024. The decrease in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the first nine months of 2025 totaled $41.1 million or 4.5% of revenue compared to $45.6 million or 5.4% of revenue for the first nine months of 2024. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the first nine months of 2024.

Payroll taxes and benefits for the first nine months of 2025 totaled $536.6 million or 58.4% of revenue compared to $464.8 million or 55.4% of revenue for the first nine months of 2024. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to higher average payroll tax rates in the first nine months of 2025 as well as expanded adoption of our PEO client benefit programs, resulting in client benefit costs of $54.4 million in the first nine months of 2025 compared to $22.6 million in the first nine months of 2024.

Workers' compensation expense for the first nine months of 2025 totaled $148.9 million or 16.2% of revenue compared to $147.4 million or 17.6% of revenue for the first nine months of 2024. The decrease in workers' compensation expense as a percentage of revenue was primarily due to lower workers' compensation costs in the first nine months of 2025, which included favorable prior year liability and premium adjustments of $16.5 million in the first nine months of 2025 compared to favorable prior year liability and premium adjustments of $16.1 million in the first nine months of 2024.

SG&A expense for the first nine months of 2025 totaled $142.9 million or 15.5% of revenue compared to $137.1 million or 16.3% of revenue for the first nine months of 2024. The increase of $5.8 million in SG&A expense was primarily attributable to increased employee-related costs compared to the first nine months of 2025.

Other income, net for the first nine months of 2025 totaled $6.9 million compared to other income, net of $8.6 million for the first nine months of 2024. The decrease was primarily attributable to a decrease in investment income in the first nine months of 2025.

Our effective income tax rate for the first nine months of 2025 was 24.7% compared to 24.2% for the first nine months of 2024. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

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

Liquidity and Capital Resources

The Company’s cash balance of $66.0 million, which includes cash, cash equivalents, and restricted cash, decreased $16.5 million for the nine months ended September 30, 2025, compared to a decrease of $46.1 million for the comparable period of 2024. The decrease in cash at September 30, 2025 as compared to December 31, 2024 was primarily due to the factors discussed below.

Net cash used in operating activities for the nine months ended September 30, 2025 amounted to $10.2 million, compared to cash used of $43.3 million for the comparable period of 2024. For the nine months ended September 30, 2025, net cash used in operating activities was primarily due to increased trade accounts receivable of $66.1 million, decreased premium payable of $35.6 million, decreased workers’ compensation claims liabilities of $19.2 million, increased prepaid expenses of $7.1 million, and decreased payroll taxes payable of $6.5 million, partially offset by increased accrued payroll and related benefits of $63.0 million, net income of $38.1 million, share-based compensation of $7.8 million, and increased other accrued liabilities of $7.3 million.

Net cash provided by investing activities for the nine months ended September 30, 2025 totaled $27.4 million, compared to cash provided of $29.0 million for the comparable period of 2024. For the nine months ended September 30, 2025, net cash provided by investing activities consisted of proceeds from sales and maturities of investments and restricted investments of $84.1 million, partially offset by purchases of investments and restricted investments of $43.4 million and purchases of property, equipment and software of $13.3 million.

Net cash used in financing activities for the nine months ended September 30, 2025 was $33.8 million, compared to cash used of $31.9 million for the comparable period of 2024. For the nine months ended September 30, 2025, net cash used in financing activities primarily consisted of repurchases of common stock of $24.8 million and dividend payments of $6.2 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $159.9 million and $197.1 million at September 30, 2025 and December 31, 2024, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and outstanding borrowings on its line of credit. The Company's investments and restricted investments, which are classified as available-for-sale, consist primarily of fixed-rate debt securities, the fair value of which fluctuates with prevailing interest rates. Our cash equivalents consist primarily of money market funds, which are not meaningfully impacted by interest rate risk. We attempt to limit our investment portfolio's exposure to market risk through low investment turnover and diversification. Based on the Company’s overall interest exposure at September 30, 2025, a 50 basis point increase in market interest rates would have a $3.6 million downward effect on the fair value of the Company’s investment portfolio. Outstanding borrowings on the Company's line of credit bear interest at a variable market rate, which makes the cost of borrowing on the line of credit susceptible to changing interest rates. At September 30, 2025, the Company had no outstanding borrowings on its line of credit.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended September 30, 2025.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plans (in thousands) (1)
Jul 1 - Jul 31, 2025	—	$—	—	$12,703
Aug 1 - Aug 31, 2025	28,300	$47.24	28,300	$98,663
Sep 1 - Sep 30, 2025	131,270	$47.18	131,270	$92,470
Total	159,570		159,570

(1) On August 4, 2025, the Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock over a two-year period beginning August 4, 2025. The new repurchase program replaces the program approved in July 2023. As of September 30, 2025, the Company had repurchased 159,570 shares at an aggregate purchase price of $7.5 million under the new repurchase program.

Item 6. Exhibits

4.1

Second Amendment, effective as of August 1, 2025, to Third Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 22, 2025.

4.2

Sixth Amended and Restated Revolving Line of Credit Note effective August 1, 2025 of the Registrant. Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on September 22, 2025.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: November 5, 2025	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer