Form 10-K
period 2025-12-31
BARRETT BUSINESS SERVICES INC
filed 2026-02-26
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant: $1,025,988,565 at June 30, 2025

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 11, 2026
Common Stock, Par Value $.01 Per Share	25,203,090 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are hereby incorporated by reference in Part III of Form 10-K.

BARRETT BUSINESS SERVICES, INC.

2025 ANNUAL REPORT ON FORM 10-K

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

Services Overview

BBSI’s core purpose is to advocate for business owners, particularly in the small and mid-sized business segment. Our evolution from an entrepreneurially run company to a professionally managed organization has helped to form our view that all businesses experience inflection points at key stages of growth. The insights gained through our own growth, along with the trends we see in working with more than 8,200 companies each day, define our approach to guiding business owners through the challenges associated with being an employer. BBSI’s business teams align with each business owner client through a structured three-tiered progression. In doing so, business teams focus on the objectives of each business owner and deliver planning, guidance and resources in support of those objectives.

Tier 1: Tactical Alignment

The first stage focuses on the mutual setting of expectations and is essential to a successful client relationship. It begins with a process of assessment and discovery in which the business owner’s business objectives, philosophies and culture are aligned with BBSI’s processes, controls and culture. This stage includes an implementation process, which addresses the administrative components of employment.

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

BBSI also offers employee benefit programs to our clients. The benefit programs available to our clients include medical, dental and vision plans, flexible spending accounts and health savings accounts, life insurance and voluntary accident coverage, and critical illness and disability coverage, among others. These employee benefit programs are offered through fully insured arrangements with third-party carriers and are designed to provide strategic value to our clients through access to best-in-class plans and service.

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

PEO

We enter into a client services agreement to establish a co-employment relationship with each client company, assuming responsibility for payroll, payroll taxes, workers’ compensation (if elected) and benefits coverage (if elected) and certain other administrative functions for the client’s existing workforce. We provide our PEO clients with access to human resource advisors and a human resources information system (HRIS), retirement plans, a learning management system and our web-based technology platform, myBBSI.

We refer to employees of our PEO clients as worksite employees (“WSEs”). The client maintains physical care, custody and control of the WSEs, including the authority to hire and terminate employees. During 2025, we supported in excess of 8,200 PEO clients with total average WSEs of 138,218.

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

We have PEO client services agreements with customers in a diverse array of industries, including, among others, construction, waste management and remediation services, manufacturing, transportation and warehousing, health care, leisure and hospitality, retail, professional and advisory services and wholesale trade. None of our clients individually represented more than 1% of our total revenues in 2025.

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

The small and mid‑sized business sector is particularly attractive because:

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
•
Penetrate new markets. We intend to expand our geographic presence as opportunities arise. We continue to refine our approach to geographic expansion, which includes an "asset-light" entry to new markets until sufficient scale is reached to warrant a physical office location. As part of this effort to expand geographically, we have become licensed to provide PEO services nationwide.

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

Risk mitigation is also an important contributor to our principal goal of helping business owners operate their business more efficiently. It is in the mutual interests of the client and BBSI to commit to workplace safety and risk mitigation. We maintain clear guidelines for our area managers and risk management consultants, directly tying their incentive compensation to their diligence in understanding and addressing the risks of accident or injury associated with the industries in which client companies operate and in monitoring clients’ compliance with workplace safety requirements.

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

The Company maintains a fully insured arrangement for its insured program, whereby third-party insurers assume substantially all risk of loss for claims incurred under the program. This fully insured arrangement covers claims incurred between July 1, 2021 and June 30, 2026.

The Company's fully insured policies allow for return premiums if claims develop favorably, ranging from $20.0 million to $30.0 million, depending on the policy period. For the policy period beginning July 1, 2021, BBSI can incur additional premiums up to $7.5 million if claims develop adversely. For all other policy years, no additional premiums can be charged based on claim performance.

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

Claims Management

As a result of our status as a self-insured employer in four states, our remaining retention arrangements, and the premium adjustments allowable under our fully insured policies, our workers' compensation expense is tied directly to the incidence and severity of covered workplace injuries. We seek to contain our workers' compensation costs through a comprehensive approach to claims management. We use managed-care systems to reduce medical costs and keep time-loss costs to a minimum by assigning injured workers, whenever possible, to short-term assignments which accommodate the workers' physical limitations. We believe that these assignments minimize both time actually lost from work and covered time-loss costs. We engage a third-party claims administrator ("TPA") to provide the primary claims management expertise. Typical claims management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and attempting to negotiate early settlements to eliminate future adverse development of claims costs. We also maintain a corporate-wide pre-employment drug screening program and a post-injury drug test program. We believe our claims management program has resulted in a reduction in the frequency of fraudulent claims and in accidents in which the use of illicit drugs appears to have been a contributing factor.

Sponsored Benefits

BBSI offers employee benefits to its PEO client employees. As a plan sponsor, BBSI engages with third-party insurance carriers to enter into fully insured arrangements to offer a wide range of employee benefit programs to our clients, including medical, dental and vision plans, flexible spending accounts and health savings accounts, life insurance and voluntary accident coverage, and critical illness and disability coverage, among others.

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

Human Capital

At December 31, 2025, we had a total of 3,197 employees, including 896 managerial, sales and administrative employees (together, “management employees”), 4 executive officers and 2,297 staffing services employees. We are also the administrative employer for certain limited purposes such as processing payroll and remitting payroll taxes for 138,605 WSEs in our co-employment arrangements with our PEO clients. The number of employees and WSEs at any given time may vary significantly due to business conditions at BBSI and our client companies. We believe our employee relations with management employees are good.

BBSI believes that making significant investments in the best management employee talent available allows us to leverage the value of this investment many times over. Additionally, we believe our Company’s success depends on our ability to attract, develop and retain our management employee and staffing workforce. As such, we strive to be an employer of choice and promote the health, welfare and safety of our employees. This involves promoting diversity and treating all employees with dignity and respect, while providing our management employees with fair, market-based, competitive and equitable compensation. Because of our continuous commitment to our employees, we have recently been recognized as a Great Place to Work Certified company for our fifth consecutive year.

We motivate our management employees through a compensation package that includes a competitive base salary and the opportunity for profit sharing and other incentive compensation. At the branch level, profit sharing is in direct correlation to client WSE growth and workers’ compensation claims performance, reinforcing a culture focused on achievement of client goals. We also provide a comprehensive benefits package as well as an employee stock purchase plan to our employees. We seek feedback from employees regarding our benefits package through employee surveys. This information is used by management to make improvements as we continuously strive to be an employer of choice.

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

We also offer a cafeteria plan under Section 125 of the Internal Revenue Code and group health, life insurance and disability insurance plans to qualified management and staffing employees. Generally, qualified employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974 ("ERISA").

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Acts”) subject us to potential penalties unless we offer to our employees minimum essential healthcare coverage that is affordable. Although we are not required to offer health care coverage to the WSEs of our PEO clients, because each PEO client is considered to be the sole employer in the application of any rule or law included within the scope of the Acts, we offer sponsored benefits, including healthcare coverage, to eligible PEO client employees as part of our PEO service offering. To comply with the employer mandate provision of the Acts for our staffing and management employees, we offer health care coverage to all management and staffing employees eligible for coverage under the Acts.

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

Beginning in 2026, we are required to disclose information regarding the Company’s greenhouse gas emissions and climate-related risks under California’s Climate Corporate Data Accountability Act (CCDAA) and the Climate-Related Financial Risk Act (CRFRA). We are not currently materially impacted by any other state or federal environmental regulations. However, in recent years, an increasing number of state and federal laws and regulations have been enacted or proposed that require new climate and environmental-related disclosures. Therefore, we may in the future be subject to additional state or federal environmental regulations or disclosure requirements.

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

Risks Related to Workers’ Compensation

Our ability to continue our business operations under our present service model is dependent on maintaining workers' compensation insurance coverage.

Our arrangement with fully licensed, third-party insurers under the insured program provides workers’ compensation coverage to BBSI’s PEO clients through June 30, 2026, with the possibility of additional annual renewals. If our fully licensed third-party insurers are unwilling or unable to renew our arrangement in the future, we would need to seek coverage from a small number of alternative insurers. If replacement coverage were unavailable or available only on significantly less favorable terms, our business and results of operations would be materially adversely affected.

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

In 2020 and 2021, the Company entered into loss portfolio transfer agreements to remove all outstanding workers’ compensation claims obligations for claims incurred under its insured program between February 1, 2014 and June 30, 2018.

Thus, for claims incurred before July 1, 2020, the Company has financial risk for most workers’ compensation claims under $5.0 million on a per occurrence basis, except for claims transferred under the insured program as part of the loss portfolio transfer agreements. For claims incurred between July 1, 2020 and June 30, 2021, the Company has financial risk for most workers' compensation claims under $3.0 million on a per occurrence basis. This level of per occurrence retention may result in higher workers’ compensation costs to us with a corresponding negative effect on our operating results and financial condition.

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

To attract and retain clients and satisfy their expectations, the software, hardware, networking technologies and artificial intelligence ("AI") tools we use must be frequently and rapidly upgraded, enhanced and improved in response to technological advances, competitive pressures, client expectations, and new and changing laws. Failure to successfully implement technological improvements could result in harm to our reputation, loss of market share, reduced revenue, or client claims against us, any of which could materially harm our business.

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

Furthermore, if we determine that a software project is no longer probable of being completed and placed in service, or if there is a significant change in the expected use of such technology, we may be required to recognize impairment charges or write-offs of previously capitalized development costs. Any such charges, or the failure to realize the anticipated benefits of these investments, could have a material adverse effect on our operating results and financial condition.

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

The methods and techniques used by cyber threat actors to gain entry into our network and access our computer systems, software and data will become more advanced with the use of AI and may become increasingly difficult or impossible to detect and prevent. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. While our technology infrastructure is designed to safeguard and protect personal and business information, we have limited ability to monitor the implementation of similar safeguards by our vendors.

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

The thoughtful adoption of AI may create opportunities to enhance efficiency, improve client experiences and strengthen our competitive position. However, the safe and responsible integration of AI functionality as it rapidly evolves presents emerging ethical and legal challenges, and the use of such technologies may result in diminished brand trust and reputational harm. As with many innovations, AI presents risks and challenges that could disrupt our business model, such as risks related to implementation of AI technologies, including operational risks stemming from system failures or disruptions of business processes, as well as increased costs associated with acquiring, deploying, and maintaining AI technologies. In addition, the use of AI by bad actors presents increasingly complex and sophisticated security threats to our data and the confidential data of our clients and employees. These potential security threats require additional efforts and investments to maintain network security and the security of the data we possess.

The regulatory landscape surrounding AI technologies is evolving, and the ways in which these technologies will be regulated by governmental authorities, self-regulatory institutions, or other regulatory authorities remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Certain jurisdictions in which we operate are considering or have proposed or enacted legislation and policies regulating AI and non-personal data, such as a recent Executive Order seeking to centralize AI policies and to identify and challenge inconsistent state laws. Such regulations may result in operational costs to modify, maintain, or align our business practices with rapidly evolving, potentially unclear, or conflicting regulatory regimes, or constrain our ability to develop, deploy, or maintain these technologies.

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

New or highly regulated service offerings, such as health care benefits, may also introduce additional legislative and regulatory requirements with which we are not familiar, or from which we are currently exempt. Violation of such laws and regulations could subject us to fines, penalties, and damages, damage our reputation, constitute a breach of our client agreements, impair our ability to obtain and renew required licenses, and decrease our profitability or competitiveness. If any of these effects were to occur, our operating results and financial condition could be materially adversely affected.

To continue to grow revenues, we are dependent on retaining current clients and attracting new clients.

The Company’s revenue growth can be volatile and is dependent on same customer sales and the addition of new clients. Revenues increased 8.4% in 2025 and 7.0% in 2024. There can be no assurance that we will continue to maintain current levels of revenues. Efforts to achieve business growth intensifies pressure on retaining current clients and attracting increasing numbers of new clients.

Our business is subject to risks associated with geographic market concentration.

Our California operations accounted for approximately 72% of our total revenues in 2025. As a result of the current importance of our California operations and anticipated continued growth from these operations, our profitability over the next several years is expected to be largely dependent on economic and regulatory conditions in California. If California experiences an economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business or limits our competitive advantages, our profitability and growth prospects may be materially adversely affected. Similarly, due to our geographic concentration in California, a natural disaster or major event that disrupts these markets or the related workforce could have an immediate and material adverse impact on our operations and profitability.

Economic conditions may impact our ability to attract new clients and cause our existing clients to reduce staffing levels or cease operations.

Weak economic conditions, including periods of elevated inflation and interest rates, may have a negative impact on small-and mid-sized businesses, which make up the majority of our clients. In turn, these businesses could cut costs, including trimming employees from their payrolls, or closing locations or ceasing operations altogether. If current economic conditions were to weaken, these forces may result in decreased revenues due both to the downsizing of our current clients and increased difficulties in attracting new clients in a poor economic environment. An economic downturn may also result in additional bad debt expense to the extent that existing clients cease operations or are otherwise unable to meet their financial obligations. Additionally, weak economic conditions may result in higher unemployment, which is correlated with increased workers’ compensation claims.

AI has the potential to create new types of roles and generate new industries and service opportunities. To the extent that clients adopt AI in ways that expand or transform their workforce needs, we may benefit from new areas of demand for our services. However, these emerging technologies—including automation tools, AI, and other advanced software—may reduce the need for businesses to hire employees or maintain the same number of positions. As AI capabilities expand, clients may increasingly automate tasks historically performed by employees, which could reduce the size of their workforces or slow the pace of new hiring. In some cases, AI tools may directly replace existing positions entirely. If these technologies reduce clients’ need for human capital, demand for our services may decline, adversely impacting our results of operations.

Changes in U.S. and foreign trade policies, including tariffs, related retaliatory measures, and other trade restrictions, could adversely affect our clients and our business.

Developments in U.S. and foreign trade policies—including the imposition or escalation of tariffs, retaliatory measures by trading partners, and other trade restrictions such as export bans or suspensions on exporting critical raw materials—may materially impact our clients and in turn our business, particularly for those clients that rely on global supply chains. The U.S. executive branch has imposed or threatened tariffs to address trade imbalances, promote domestic manufacturing, and respond to national security concerns. In response, countries such as China have implemented or threatened retaliatory actions, including higher tariffs on U.S. goods and restrictions on the export of strategic resources such as rare earth elements and key industrial inputs.

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

Our PEO and staffing revenue is based on client payroll, and our business growth depends on the availability of a sufficient and stable workforce for our clients. The availability of labor may be affected by various factors, including, among others, economic conditions; demographic trends, including outmigration from states in which we operate; government policies on immigration; and public health crises. The spread of highly infectious diseases may reduce workforce participation due to illness, quarantine requirements, or caregiving responsibilities. Economic downturns or shifts in labor market dynamics may impact workforce participation rates and overall labor availability. Additionally, changes in government administrations may result in shifts in immigration policies, which may affect our clients’ ability to recruit and retain workers. Stricter visa requirements, limitations on work permits, delays in processing, or reductions in visa allocations could lead to labor shortages, particularly in industries that rely on immigrant labor, such as agriculture, construction, and hospitality. Businesses that depend on seasonal labor, including those utilizing temporary work visa programs, may be especially vulnerable to such changes. Any of these factors could adversely impact our business and financial performance.

In addition, the spread of a highly infectious or contagious disease, and the response by federal, state, and local government agencies, including preventative actions taken such as shelter-in-place orders, restrictions on travel, temporary closures of businesses deemed to be high-risk or non-essential, and other government mandates, could create significant economic disruption that results in a material reduction in business operations. Clients that are impacted by government restrictions and economic disruptions may experience liquidity and other financial issues, which may reduce their capacity to pay for our services.

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

We believe that the successful operation of our business is dependent upon our retention of the services of key personnel, including our Chief Executive Officer, other executive officers and area managers. We may not be able to retain all our executives, senior managers and key personnel in light of competition for their services. If we lose the services of one of our executive officers or a significant number of our senior managers, our results of operations would likely be adversely affected.

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

We offer health insurance benefits as part of our PEO services. Our arrangement with third-party insurers provides health insurance coverage to BBSI’s PEO clients through December 31, 2026, with the possibility of additional annual renewals. If our third-party insurers are unwilling or unable to renew an arrangement in the future, we would need to seek coverage from alternative insurers. If replacement coverage were unavailable or available only on significantly less favorable terms, our business and results of operations would be materially adversely affected. Additionally, if maintaining health insurance coverage becomes significantly more costly due to claims experience or other factors, this could also have a material adverse effect on our business and results of operations.

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

Additionally, we offer employee health and welfare benefits to our PEO clients. We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to or repeal of the Acts or changed interpretations of our obligations under the Acts. If new healthcare legislation or future changes to the Acts were to increase the cost of providing health care benefits, or to limit our ability to offer health care benefits to our PEO clients, our business, operating results, and financial condition could be materially adversely affected.

Failure to comply with applicable data security and privacy regulations related to our health care offering could adversely affect our business.

By offering health benefits to our PEO clients, we have access to protected health information ("PHI") of our client employees. Compliance with federal and state regulations such as HIPAA and the HITECH Act is required for handling this PHI. HIPAA imposes limitations on the use and disclosure of PHI, and sets requirements for health data privacy, security, and breach notification. Non-compliance with HIPAA can lead to penalties and fines. Failure to appropriately comply with data security regulations could materially adversely impact our business, reputation, operating results, and financial condition.

We face competition from several other companies.

We face competition from various companies that may provide all or some of the services we offer. Our competitors include companies that are engaged in staffing services such as Robert Half International Inc., Kelly Services, Inc., and ManpowerGroup Inc.; companies that are focused on co-employment, such as Insperity, Inc., and TriNet Group, Inc.; and human capital management companies, such as Automatic Data Processing, Inc. and Paychex, Inc. We also compete with insurance carriers and other providers of workers’ compensation insurance, and our offerings must be priced competitively with prices provided by these competitors for us to attract and retain our clients. Maintaining competitive pricing in the workers’ compensation market could lead to reduced margins and profitability. Additionally, we face competition from information technology outsourcing firms and broad-based outsourcing and consulting firms that perform individual projects.

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

Effective integration of AI into our platform may enhance our operational efficiency, expand our service capabilities and strengthen our competitive position by enabling us to deliver more value to clients, potentially creating new opportunities for growth. However, rapid advancements in AI may intensify competition. Competitors that adopt or develop AI‑enabled capabilities more successfully may be able to deliver services more efficiently, at lower cost, or with enhanced features, which could reduce the demand for our services or give such competitors a significant advantage. AI tools may also enable clients to automate or internally perform certain HR, payroll, benefits administration, compliance, or workforce‑management functions that we currently provide, which could reduce the need for our services altogether. If we are unable to adapt to these technological changes or incorporate AI effectively into our own offerings, our competitive position could be materially adversely affected.

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

Climate impacts may adversely affect our business, financial condition, and results of operations.

Concerns over the long-term effects of changes in climate have led to governmental efforts around the world to mitigate those impacts. In the U.S., federal policy has shifted away from climate change initiatives, including scaling back participation in international agreements and reducing regulatory requirements for banks to address climate-related risks. Conversely, state and local governments, including some within our market areas, have enacted or advanced significant climate change legislation. Consumers and businesses also may voluntarily change their behavior as a result of concerns regarding climate change or related legislation. Both the Company and its clients will need to respond to changing policies, laws, and regulations, as well as consumer and business preferences regarding climate-related concerns. The Company and its clients may face resulting cost increases, asset value reductions, and operating process changes. The impact on our clients will likely vary depending on their specific attributes, including reliance on, or role in, carbon-intensive activities, while the Company may experience a drop in demand for our services, particularly in certain business sectors or geographic regions, due to the negative impact of new laws and regulations or changes in consumer or business behavior.

Risks Related to Our Regulatory Environment

Failure to interpret and comply with applicable federal and state payroll tax and unemployment tax laws could materially adversely affect our business, reputation, results of operations and financial condition.

As the administrative employer in our co-employer relationships with our clients, we are subject to a complex and evolving set of federal, state and local payroll tax laws and regulations, including requirements related to withholding, reporting and remitting payroll taxes on behalf of our clients. Compliance with these laws requires significant resources, and failure to comply with payroll tax laws in any jurisdiction in which we operate could subject us to financial penalties, interest charges and other liabilities. As new tax laws and regulations are adopted— including recently enacted legislation such as the One Big Beautiful Bill Act—we must update and modify our systems and processes to address these changes. These updates require substantial time, investment, and operational resources, and expose us to an increased risk of errors or noncompliance during implementation.

Additionally, our clients may be eligible for various legislative and regulatory programs, including those established under the CARES Act and the American Rescue Plan Act, such as the Employee Retention Tax Credit (“ERC”), which use payroll tax credits or deferrals as the mechanism to provide benefits to small businesses and employees. When current and former clients utilize ERCs and other similar programs, the associated tax forms must be filed through the PEO. We have made such filings for many of our current and former clients claiming ERCs. These filings are currently under examination by the IRS to assess the eligibility of the ERCs claimed by our PEO clients. Determining eligibility for ERCs and other programs is complex and is based on company-specific data that PEOs do not possess for their clients. Notwithstanding, the IRS has taken the position that certain third-party payors, including PEOs, as well as their clients, are responsible for repaying rejected tax credit claims under the ERC program. While we disagree with the IRS’s position and our clients are contractually and statutorily responsible for repaying any rejected tax credits, this does not guarantee recovery, and any failure to recover rejected tax credits from our clients where the IRS attempts to hold BBSI liable could have a material adverse effect on our business, reputation, results of operations, and financial condition.

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

We are the administrative employer sponsoring single-employer plans in our co-employment relationships under the various laws and regulations of the IRS and the U.S. Department of Labor. If we are determined not to be the administrative employer under such laws and regulations and are therefore unable to assume our clients’ obligations for employment and other taxes, our clients may be held jointly and severally liable for payment of such taxes. Some clients or prospective clients may view such potential liability as an unacceptable risk, discouraging current clients from continuing a relationship with us or prospective clients from entering into a new relationship with us. Any determination that we are not the administrative employer sponsoring single-employer plans for purposes of ERISA could also adversely affect our ability to offer health care benefits to our PEO clients by subjecting us to additional state and federal laws and regulations, and could materially adversely affect our business, financial condition, and results of operations.

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

We are subject to national data protection, privacy and security laws, and regulations that relate to our various business units and data processing activities, which may include sensitive, confidential, and personal information. These laws, regulations and codes may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data, including through the use of AI technologies. This scrutiny can result in new and shifting interpretations of existing laws, thereby further impacting our business. State laws on privacy, data and related technologies create additional privacy and security compliance obligations and expand the scope of potential liability. As privacy, data‑protection and technology‑related laws—including those governing the use of AI—continue to expand and diverge across federal and state jurisdictions, the regulatory environment is becoming increasingly complex. We expect the costs of monitoring and complying with these evolving requirements to rise, and the risk of compliance challenges or failures to increase accordingly.

In addition, various states have enacted biometric privacy laws, such as those regulating the collection, use, storage, retention, and destruction of biometric identifiers and biometric information. Because our clients may utilize time clock systems, workforce‑management tools, or HR technologies that capture or rely on biometric data—including fingerprints, facial recognition, or other biometric identifiers—our role in supporting those systems may expose us to additional legal and compliance risks. Failure by us or our clients to comply with applicable biometric privacy laws can result in significant statutory damages, regulatory enforcement actions, and private litigation, any of which could adversely affect our business, reputation, and financial condition.

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

Third-Party Service Provider Risk Management

We utilize third-party service providers for a variety of reasons, including, without limitation, infrastructure and software as a service ("SaaS") cloud computing services, technology and business process service providers, content delivery to customers, back-office support, and other functions. Such providers may have access to information about BBSI or that we hold about our customers, associates or vendors.

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

Number of
Offices	Branches
California	18
Oregon	4
Washington	4
Utah	3
Arizona	2
Colorado	2
Idaho	2
Maryland	2
Nevada	2
Delaware	1
Illinois	1
North Carolina	1
Pennsylvania	1
Tennessee	1
Texas	1

On December 31, 2025, our leases had expiration dates ranging from less than one year to eight years. We own our 65,300 square foot corporate headquarters building, which is located in Vancouver, Washington.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (the "Common Stock") trades on the Global Select Market segment of The Nasdaq Stock Market under the symbol "BBSI." At February 5, 2026, there were 21 stockholders of record and approximately 12,473 beneficial owners of the Common Stock.

The following table summarizes information related to stock repurchases during the quarter ended December 31, 2025.

				Approximate Dollar Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average Price	Shares Repurchased	Be Repurchased
	Shares	Paid	as Part of Publicly	Under the Plan (1)
Month	Repurchased	Per Share	Announced Plan (1)	(in thousands)
Oct 1 - Oct 31, 2025	138,800	$43.16	138,800	$86,479
Nov 1 - Nov 30, 2025	258,800	35.51	258,800	77,289
Dec 1 - Dec 31, 2025	52,892	34.96	52,892	75,440
Total	450,492		450,492

(1) On August 4, 2025, the Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock over a two-year period beginning August 4, 2025. As of December 31, 2025, the Company had repurchased 610,062 shares at an aggregate purchase price of $24.6 million.

The following graph shows the cumulative total return at the dates indicated for the period from December 31, 2020 until December 31, 2025, for our Common Stock, The Nasdaq Composite Index, and the S&P 1500 Human Resource & Employment Services Index, a published industry index that is considered reflective of the Company’s peers.

The stock performance graph has been prepared assuming that $100 was invested on December 31, 2020 in our Common Stock and the indexes shown, and that dividends are reinvested. The stock price performance reflected in the graph may not be indicative of future price performance.

	12/20	12/21	12/22	12/23	12/24	12/25

Barrett Business Services, Inc.	100.00	102.90	141.05	177.40	268.62	225.69
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
S&P 1500 Human Resource & Employment Services Index	100.00	151.14	112.90	120.20	142.72	121.68

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

With our PEO clients, we enter into a co-employment arrangement in which we become the administrative employer while the client maintains physical care, custody and control of their workforce. Our PEO services are billed as a percentage of client payroll; the gross amount invoiced includes direct payroll costs and employee benefits coverage (if provided), plus an additional percentage amount to cover employer payroll-related taxes, workers’ compensation coverage (if provided), other service-related costs and a margin. However, actual costs can be higher or lower than anticipated. PEO customers are invoiced following the end of each payroll processing cycle, with payment generally due on the invoice date. Revenues for PEO services exclude direct payroll billings because we are not the primary obligor for those payments.

We generate staffing services revenues primarily from short-term staffing, contract staffing, on-site management and direct placement services. For staffing services other than direct placement, invoiced amounts include direct payroll, an amount intended to cover employer payroll-related taxes, workers’ compensation coverage, other service-related costs and a margin. Staffing customers are typically invoiced weekly and generally have payment terms of 30 days. Direct placement services are billed at agreed fees at the time of a successful placement.

Our business is concentrated in California, and we expect to continue to derive a majority of our revenues from this market in the future. Revenues generated in our California operations accounted for 72% of our total revenues in each of 2025, 2024 and 2023. Consequently, weakness in economic conditions, changes in the regulatory or insurance environment, or natural disasters or other major disruptive events in California could have a material adverse effect on our financial results.

Our cost of revenues for PEO services includes employer payroll-related taxes, workers’ compensation costs and employee benefits costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and benefits consist of the employer’s portion of Social Security and Medicare taxes, federal and state unemployment taxes, and employee benefit costs, which primarily comprise health insurance premiums paid to third-party insurers and underwriting and benefit consultant payroll. Workers’ compensation costs consist primarily of premiums paid to third-party insurers, claims reserves, third-party broker commissions, risk manager payroll, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, as well as costs associated with operating our two wholly owned insurance companies, Associated Insurance Company for Excess (“AICE”) and Ecole Insurance Company (“Ecole”).

Selling, general and administrative expenses consist primarily of payroll and personnel related costs, incentive compensation, information systems costs, rent and professional and legal fees.

Depreciation and amortization represent depreciation of property and equipment, leasehold improvements and internally developed software costs. Property, equipment and internally developed software costs are depreciated using the straight-line method over their estimated useful lives, which range from 3 to 39 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life.

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

Workers' Compensation Costs

Under the Company’s workers’ compensation programs, we estimate ultimate losses, which represent the amount necessary to pay claims and related expenses associated with workplace injuries that have occurred under the programs.

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

Our estimates are based on actuarial analyses and informed judgment, derived from individual experience and expertise applied to multiple sets of data and analyses. We consider significant facts and circumstances known both at the time that loss reserves are initially established and as new facts and circumstances become known. Due to the inherent uncertainty underlying loss estimates, the ultimate expense incurred will likely vary from the related loss estimate at the reporting date. Therefore, as specific claims are paid out in the future, actual paid losses may be materially different from our current loss estimates.

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

For claims incurred under the Company's self-insured programs, we record reserves equal to our estimate of the ultimate losses up to the retention limit, reduced by claim payments made.

Third-party insurers assume substantially all risk of loss for claims incurred under the Company's fully insured arrangement. However, the Company's fully insured policies allow for return premiums if claims develop favorably, ranging from $20.0 million to $30.0 million depending on the policy period. For the policy period beginning July 1, 2021, BBSI can incur additional premiums up to $7.5 million if claims develop adversely. For all other policy years, no additional premiums can be charged based on claim performance. Our estimate of the losses associated with claims incurred under the fully insured policies directly impacts our estimate of the return premiums we may realize or the additional premiums that we may incur.

The estimate we recorded for workers’ compensation costs was reduced by $18.7 million and $18.5 million in 2025 and 2024, respectively, due to changes in estimated losses for prior accident years.

We believe that the amounts that we have recorded for our estimated workers’ compensation costs are reasonable. Nevertheless, adjustments to such estimates will be required in future periods if the development of claim costs varies materially from our estimates, and such future adjustments may be material to our results of operations.

To illustrate the sensitivity of changes in our estimate of workers’ compensation costs, a 5% increase in estimated ultimate losses for the 2025 accident year would result in a $0.6 million increase in workers’ compensation expense, and a 5% decrease in estimated ultimate losses for the 2025 accident year would result in a $7.5 million decrease to workers’ compensation expense. This asymmetric impact on workers’ compensation expense is due to our insured program, which limits our expense if claim costs increase but passes through savings if claim costs are lower than expected.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on the Company's results of operations and financial condition, see “Note 1 - Summary of Operations and Significant Accounting Policies” to the consolidated financial statements in Item 8 of Part II of this report.

Forward-Looking Information

Statements in this Annual Report on Form 10-K include forward-looking statements, which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas, especially in California, and their effect on revenue levels; the competitiveness of our service offerings; the availability of certain fully insured medical and other health and welfare benefits to qualifying worksite employees; our ability to attract and retain clients and to achieve revenue growth; the effect of changes in our mix of services on gross margin; labor market conditions, including the impact of AI and automation on workplace displacement; the adequacy of our workers' compensation reserves; the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates; expected levels of required surety deposits and letters of credit; the outcome of audits; the effect of our formation and operation of two wholly owned licensed insurance subsidiaries; the risks of operation and cost of our insured program; the financial viability of our excess insurance carriers; the effectiveness of our management information systems; our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements; litigation costs; the effect of inflationary pressures or changes in the interest rate environment on the value of our investment securities; the adequacy of our allowance for expected credit losses; and the potential for and effect of acquisitions.

All our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include: our ability to retain current clients and attract new clients; technology disruption, including the displacement of employees through the adoption of AI and automation by our clients; difficulties associated with integrating clients into our operations; economic trends in our service areas and the potential effects of changing governmental policies, including those related to immigration, tariffs, other trade policies, or climate regulation; risks to our business and the business of our clients arising from current or future tariffs or other trade restrictions, supply chain issues, changes in labor force, or geopolitical instability, including the war in Ukraine, conflicts in the Middle East, and the potential for future conflicts or disruptions in other parts of the world; natural disasters; the potential for material deviations from expected future workers’ compensation claims experience; changes in the workers’ compensation regulatory environment in our primary markets; PEO client benefit costs, particularly with regard to health insurance benefits; security breaches or failures in the Company’s information technology systems; collectability of accounts receivable; changes in executive management; changes in effective payroll tax rates and federal and state income tax rates; the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results); the effects of inflation on our operating expenses and those of our clients; the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business; the effect of changing monetary policy, interest rates and conditions in the global capital markets on our investment portfolio; and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers' compensation coverage or our insured program. Additional risk factors affecting our business are discussed in Item 1A of Part I of this report. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company's consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, included in Item 8 of Part II of this report.

	Percentage of Total Net Revenues
($ in thousands)	Years Ended December 31,
	2025		2024		2023
Revenues:
Professional employer services	$1,168,334	94.2%	$1,063,386	92.9%	$982,268	91.9%
Staffing services	71,964	5.8	81,145	7.1	87,039	8.1
Total revenues	1,240,298	100.0	1,144,531	100.0	1,069,307	100.0
Cost of revenues:
Direct payroll costs	54,443	4.4	61,010	5.3	65,042	6.1
Payroll taxes and benefits	720,798	58.1	628,534	54.9	555,758	52.0
Workers’ compensation	204,144	16.5	201,736	17.6	205,975	19.2
Total cost of revenues	979,385	79.0	891,280	77.8	826,775	77.3
Gross margin	260,913	21.0	253,251	22.2	242,532	22.7
Selling, general and administrative expenses	190,494	15.4	185,869	16.2	174,772	16.3
Depreciation and amortization	8,256	0.7	7,601	0.7	7,110	0.7
Income from operations	62,163	4.9	59,781	5.3	60,650	5.7
Other income, net	9,236	0.7	11,041	1.0	8,338	0.8
Income before income taxes	71,399	5.6	70,822	6.3	68,988	6.5
Provision for income taxes	16,951	1.4	17,829	1.6	18,376	1.7
Net income	$54,448	4.2%	$52,993	4.7%	$50,612	4.8%

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the years ended December 31, 2025, 2024 and 2023.

	Year Ended
	December 31,
(in thousands)	2025	2024	2023
Gross billings	$9,042,132	$8,327,091	$7,716,152
PEO and staffing wages	$7,856,320	$7,245,093	$6,711,115

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	Percentage of Gross Billings
	Year Ended
	December 31,
	2025	2024	2023
PEO and staffing wages	86.9%	87.0%	87.0%
Payroll taxes and benefits	7.9%	7.6%	7.2%
Workers' compensation	2.3%	2.4%	2.7%
Gross margin	2.9%	3.0%	3.1%

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

	Year Ended
	December 31,
	2025	Year-over-year % Growth	2024	Year-over-year % Growth	2023
Average WSEs	138,218	6.7%	129,577	4.2%	124,306
Ending WSEs	138,605	4.9%	132,069	4.4%	126,446

Years Ended December 31, 2025 and 2024

Net income for 2025 was $54.4 million compared to net income of $53.0 million for 2024. Diluted net income per share for 2025 was $2.08 compared to diluted income per share of $1.98 for 2024.

Revenue for 2025 totaled $1,240.3 million, an increase of $95.8 million or 8.4% over 2024, which reflects an increase in the Company’s PEO service revenue of $104.9 million or 9.9% and a decrease in staffing services revenue of $9.2 million or 11.3%.

The increase in PEO services revenues was primarily attributable to a 6.7% increase in average number of WSEs as well as a 2.4% increase in average billing per WSE per day.

Gross margin for 2025 totaled $260.9 million or 21.0% of revenue compared to $253.3 million or 22.2% of revenue for 2024. The decrease in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for 2025 totaled $54.4 million or 4.4% of revenue compared to $61.0 million or 5.3% of revenue for 2024. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base in 2025 as compared to 2024.

Payroll taxes and benefits for 2025 totaled $720.8 million or 58.1% of revenue compared to $628.5 million or 54.9% of revenue for 2024. The increase in payroll taxes and benefits expense as a percentage of revenue was primarily due to higher average payroll tax rates in 2025 and PEO client benefit costs of $75.6 million in 2025 compared to $33.4 million in 2024.

Workers’ compensation expense for 2025 totaled $204.1 million or 16.5% of revenue compared to $201.7 million or 17.6% of revenue for 2024. The decrease in workers’ compensation expense as a percentage of revenue was primarily due to lower workers' compensation costs in the current year, which included favorable prior year liability and premium adjustments of $18.7 million in 2025, compared to favorable prior year liability and premium adjustments of $18.5 million in 2024.

Selling, general and administrative (“SG&A”) expenses for 2025 totaled $190.5 million or 15.4% of revenue compared to $185.9 million or 16.2% of revenue for 2024. The increase of $4.6 million in SG&A expense was primarily attributable to increased employee-related costs.

Other income, net for 2025 totaled $9.2 million compared to other income of $11.0 million for 2024. The decrease was primarily attributable to a decrease in investment income in 2025.

Our effective income tax rate for 2025 was 23.7% compared to 25.2% for 2024. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits. See “Note 8 - Income Taxes” to the consolidated financial statements included in Item 8 of Part II of this report for additional information regarding income taxes.

A discussion of our financial condition and results of operations for 2024 compared to 2023 can be found in Part II, Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

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

Liquidity and Capital Resources

The Company's cash balance of $126.3 million at December 31, 2025, which includes cash, cash equivalents, and restricted cash, increased $43.7 million for the twelve months ended December 31, 2025, compared to the cash balance of $82.6 million at December 31, 2024, with an increase of $7.7 million compared to 2024. The increase in cash at December 31, 2025 as compared to December 31, 2024 was primarily due to the factors discussed below.

Net cash provided by operating activities in 2025 amounted to $66.0 million, compared to net cash provided by operating activities of $10.1 million for the comparable period of 2024. In 2025, net cash provided by operating activities was primarily due to net income of $54.4 million, increased accrued payroll and related benefits of $22.6 million, increased payroll taxes payable of $12.8 million, share-based compensation of $10.4 million, increased other accrued liabilities of $8.8 million and depreciation and amortization of $8.3 million, partially offset by decreased workers’ compensation claims liabilities of $23.6 million, decreased premium payable of $16.0 million and increased trade accounts receivable of $14.1 million.

Net cash provided by investing activities totaled $30.8 million in 2025, compared to net cash provided by investing activities of $38.8 million for the comparable period of 2024. In 2025, net cash provided by investing activities consisted primarily of proceeds from the sale and maturity of investments and restricted investments of $93.6 million, partially offset by the purchases of investments and restricted investments of $44.0 million and the purchase of property, equipment and software of $18.8 million.

Net cash used in financing activities in 2025 was $53.0 million compared to net cash used in financing activities of $41.1 million for the comparable period of 2024. In 2025, net cash used in financing activities primarily consisted of repurchases of common stock of $42.0 million and dividend payments of $8.2 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $175.3 million and $197.1 million at December 31, 2025 and December 31, 2024, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s consolidated balance sheets.

See “Note 5 - Revolving Credit Facility” to the consolidated financial statements included in Item 8 of Part II of this report for information regarding the Company’s credit agreement with Wells Fargo Bank, N.A.

Contractual Obligations

The Company's contractual obligations as of December 31, 2025 are summarized below:

	As of December 31, 2025
	Payments Due by Period
(in thousands)		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$27,516	$8,164	$12,135	$5,159	$2,058
Total contractual obligations	$27,516	$8,164	$12,135	$5,159	$2,058

(1) As of December 31, 2025, the Company had no additional operating leases that have not yet commenced and remaining balances on short-term operating leases of $0.2 million, included in the table above. The Company has no long-term debt obligations as of December 31, 2025.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and outstanding borrowings on its line of credit. The Company's investments and restricted investments, which are classified as available-for-sale, consist primarily of fixed-rate debt securities, the fair value of which fluctuates with prevailing interest rates. Our cash equivalents consist primarily of money market funds, which are not meaningfully impacted by interest rate risk. We attempt to limit our investment portfolio's exposure to market risk through low investment turnover and diversification. Based on the Company's overall interest exposure at December 31, 2025, a 50-basis-point increase in market interest rates would have a $3.2 million downward effect on the fair value of the Company's investment portfolio. Outstanding borrowings on the Company's line of credit bear interest at a variable market rate, which makes the cost of borrowing on the line of credit susceptible to changing interest rates. At December 31, 2025, the Company had no outstanding borrowings on its line of credit.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Barrett Business Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barrett Business Services, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Workers’ Compensation Costs

Under the Company’s workers’ compensation programs management estimates ultimate losses, which represent the amount necessary to pay claims and related expenses associated with workplace injuries that have occurred under the programs.

These estimates utilize actuarial expertise and projection techniques at a given reporting date, and are based on an evaluation of information provided by the Company’s third-party administrator for workers’ compensation claims, coupled with an actuarial estimate of future loss development with respect to reported claims and incurred but not reported claims (together, “IBNR”). The Company’s estimates are based on actuarial analysis and informed judgment, derived from individual experience and expertise applied to multiple sets of data and analyses. The Company considers significant facts and circumstances known both at the time that loss estimates are initially established, and as new facts and circumstances become known.

Given the subjectivity of estimating future loss development with respect to reported claims and incurred but not reported claims, the related audit procedures to evaluate the ultimate incurred losses required a high degree of auditor judgment and an increased extent of effort, including involvement of our actuarial specialists.

For claims incurred under the Company’s self-insured programs, the Company records reserves equal to their estimate of the ultimate losses up to the retention limit, reduced by claim payments made.

The Company’s fully insured policies allow for return premiums if claims develop favorably, ranging from $20.0 million to $30.0 million, depending on the policy period. For the policy period beginning July 1, 2021, the Company can incur additional premiums up to $7.5 million if claims develop adversely. For all other policy years, no additional premiums can be charged based on claim performance. The estimate of the losses associated with claims incurred under the fully insured policies directly impacts the estimate of the return premiums the Company may realize or the additional premiums that they may incur.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ultimate loss estimates included the following:

•
We tested the effectiveness of controls related to the workers’ compensation costs, including those involving management’s estimates and ultimate loss projections.
•
We tested the underlying data inputs that served as the basis for the actuarial analysis, including historical claims, for completeness and accuracy.
•
With the assistance of our actuarial specialists, we evaluated the methods and assumptions used by management to estimate the ultimate losses by:
o
Performing a retrospective review, including comparing management’s prior year estimates of expected incurred losses to actual experience during the current year, to identify potential bias in the determination of the ultimate losses.
o
Developing a range of independent estimates of the ultimate losses, and comparing our estimated ranges to management’s estimates and assessed the consistency of management’s approach.

/s/ Deloitte & Touche LLP

Portland, Oregon

February 25, 2026

We have served as the Company's auditor since 2016.

Barrett Business Services, Inc.

Consolidated Balance Sheets

December 31, 2025 and 2024

(In Thousands, Except Par Value)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$95,033	$55,367
Investments	62,154	66,492
Trade accounts receivable, net	248,626	234,533
Income taxes receivable	2,965	2,662
Prepaid expenses and other	18,652	18,698
Restricted cash and investments	97,210	97,690
Total current assets	524,640	475,442
Property, equipment and software, net	67,230	56,781
Operating lease right-of-use assets	23,218	20,329
Restricted cash and investments	106,216	134,454
Goodwill	47,820	47,820
Other assets	9,869	6,205
Deferred income taxes	74	4,477
Total assets	$779,067	$745,508
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,433	$6,787
Accrued payroll and related benefits	237,783	215,648
Payroll taxes payable	62,463	49,685
Current operating lease liabilities	6,969	6,231
Current premium payable	38,992	31,134
Other accrued liabilities	19,357	10,330
Workers' compensation claims liabilities	32,875	39,081
Total current liabilities	405,872	358,896
Long-term workers' compensation claims liabilities	75,709	89,365
Long-term premium payable	26,025	49,840
Long-term operating lease liabilities	17,484	15,215
Customer deposits and other long-term liabilities	12,977	10,788
Total liabilities	538,067	524,104
Commitments and contingencies (Notes 5, 7 and 11)
Stockholders' equity:
Common stock, $.01 par value; 82,000 shares authorized, 25,179 and 25,784 shares issued and outstanding in 2025 and 2024, respectively	252	258
Additional paid-in capital	46,121	40,396
Accumulated other comprehensive loss	(11,487)	(19,245)
Retained earnings	206,114	199,995
Total stockholders' equity	241,000	221,404
Total liabilities and stockholders' equity	$779,067	$745,508

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2025, 2024 and 2023

(In Thousands, Except Per Share Amounts)

	Year Ended
	December 31,
	2025	2024	2023
Revenues:
Professional employer services	$1,168,334	$1,063,386	$982,268
Staffing services	71,964	81,145	87,039
Total revenues	1,240,298	1,144,531	1,069,307
Cost of revenues:
Direct payroll costs	54,443	61,010	65,042
Payroll taxes and benefits	720,798	628,534	555,758
Workers' compensation	204,144	201,736	205,975
Total cost of revenues	979,385	891,280	826,775
Gross margin	260,913	253,251	242,532
Selling, general and administrative expenses	190,494	185,869	174,772
Depreciation and amortization	8,256	7,601	7,110
Income from operations	62,163	59,781	60,650
Other income (expense):
Investment income, net	9,259	11,130	8,643
Interest expense	(171)	(178)	(166)
Other, net	148	89	(139)
Other income, net	9,236	11,041	8,338
Income before income taxes	71,399	70,822	68,988
Provision for income taxes	16,951	17,829	18,376
Net income	$54,448	$52,993	$50,612
Basic income per common share	$2.13	$2.03	$1.88
Weighted average number of basic common shares outstanding	25,613	26,076	26,921
Diluted income per common share	$2.08	$1.98	$1.85
Weighted average number of diluted common shares outstanding	26,141	26,708	27,394

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2025, 2024 and 2023

(In Thousands)

	Year Ended
	December 31,
	2025	2024	2023
Net income	$54,448	$52,993	$50,612
Unrealized gains on investments, net of tax of $2,910, $595, and $2,596 in 2025, 2024 and 2023, respectively	7,758	1,556	6,793
Comprehensive income	$62,206	$54,549	$57,405

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2025, 2024 and 2023

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, December 31, 2022	27,483	$275	$32,538	$(27,594)	$172,623	$177,842
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	436	4	698	—	—	702
Common stock repurchased on vesting of restricted stock units and performance awards	(130)	(1)	(2,992)	—	—	(2,993)
Share-based compensation expense	—	—	8,465	—	—	8,465
Company repurchase of common stock	(1,499)	(15)	(1,966)	—	(32,211)	(34,192)
Cash dividends on common stock ($0.30 per share)	—	—	—	—	(8,089)	(8,089)
Unrealized gain on investments, net of tax	—	—	—	6,793	—	6,793
Net income	—	—	—	—	50,612	50,612
Balance, December 31, 2023	26,290	$263	$36,743	$(20,801)	$182,935	$199,140
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	497	5	926	—	—	931
Common stock repurchased on vesting of restricted stock units and performance awards	(153)	(2)	(4,835)	—	—	(4,837)
Share-based compensation expense	—	—	8,840	—	—	8,840
Company repurchase of common stock	(850)	(8)	(1,278)	—	(27,847)	(29,133)
Cash dividends on common stock ($0.31 per share)	—	—	—	—	(8,086)	(8,086)
Unrealized gain on investments, net of tax	—	—	—	1,556	—	1,556
Net income	—	—	—	—	52,993	52,993
Balance, December 31, 2024	25,784	$258	$40,396	$(19,245)	$199,995	$221,404
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	575	6	3,195	—	—	3,201
Common stock repurchased on vesting of restricted stock units and performance awards	(144)	(2)	(6,029)	—	—	(6,031)
Share-based compensation expense	—	—	10,360	—	—	10,360
Company repurchase of common stock	(1,036)	(10)	(1,801)	—	(40,147)	(41,958)
Cash dividends on common stock ($0.32 per share)	—	—	—	—	(8,182)	(8,182)
Unrealized gain on investments, net of tax	—	—	—	7,758	—	7,758
Net income	—	—	—	—	54,448	54,448
Balance, December 31, 2025	25,179	$252	$46,121	$(11,487)	$206,114	$241,000

The accompanying notes are an integral part of these consolidated financial statements.

Barrett Business Services, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, 2024 and 2023

(In Thousands)

	Year Ended
	December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$54,448	$52,993	$50,612
Reconciliations of net income to net cash provided by operating activities:
Depreciation and amortization	8,256	7,601	7,110
Non-cash operating lease expense	6,846	6,470	7,036
Investment amortization (accretion) and losses (gains) recognized	407	(221)	1,396
Losses recognized on disposal of property and equipment	72	65	256
Deferred income taxes	1,492	(854)	4,626
Share-based compensation	10,360	8,840	8,465
Changes in certain operating assets and liabilities:
Trade accounts receivable	(14,093)	(63,126)	(7,569)
Income taxes	(303)	5,325	(8,597)
Prepaid expenses and other	46	(255)	1,344
Accounts payable	646	194	(1,671)
Accrued payroll and related benefits	22,597	55,170	5,698
Payroll taxes payable	12,778	(23,465)	7,030
Other accrued liabilities	8,785	(736)	(4,177)
Premium payable	(15,957)	7,886	54,168
Workers' compensation claims liabilities	(23,558)	(39,350)	(51,246)
Operating lease liabilities	(6,728)	(6,668)	(7,099)
Other assets and liabilities, net	(139)	218	(160)
Net cash provided by operating activities	65,955	10,087	67,222
Cash flows from investing activities:
Purchase of property, equipment and software	(18,777)	(14,160)	(11,827)
Proceeds from sale of property and equipment	—	8	120
Purchase of investments	(7,668)	(7,902)	(4,387)
Proceeds from sales and maturities of investments	15,983	23,319	10,352
Purchase of restricted investments	(36,350)	(29,971)	(66,734)
Proceeds from sales and maturities of restricted investments	77,573	67,491	17,289
Net cash provided by (used in) investing activities	30,761	38,785	(55,187)
Cash flows from financing activities:
Proceeds from credit-line borrowings	4,508	415	12,313
Payments on credit-line borrowings	(4,508)	(415)	(12,313)
Repurchase of common stock	(41,958)	(29,133)	(34,192)
Common stock repurchased on vesting of restricted stock units and performance awards	(6,031)	(4,837)	(2,993)
Dividends paid	(8,182)	(8,086)	(8,089)
Proceeds from exercise of stock options and purchase of ESPP	3,201	931	702
Net cash used in financing activities	(52,970)	(41,125)	(44,572)
Net increase (decrease) in cash, cash equivalents and restricted cash	43,746	7,747	(32,537)
Cash, cash equivalents and restricted cash, beginning of period	82,588	74,841	107,378
Cash, cash equivalents and restricted cash, end of period	$126,334	$82,588	$74,841

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

We believe this platform, delivered through our decentralized organizational structure, differentiates BBSI from our competitors. The Company supports clients with a local presence in 69 markets throughout the United States. Approximately 72% of our revenue during each of 2025, 2024 and 2023 was attributable to our California operations. BBSI was incorporated in Maryland in 1965.

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

We report PEO revenues net of direct payroll costs because we are not the primary obligor for these payments to our clients’ employees. Direct payroll costs include salaries and wages, client-provided health insurance, and employee out-of-pocket expenses incurred incidental to employment.

Cost of revenues

Our cost of revenues for PEO services includes employer payroll-related taxes, workers' compensation costs, and employee benefits costs. Our cost of revenues for staffing services includes direct payroll costs, employer payroll-related taxes, and workers’ compensation costs. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes consist of the employer's portion of Social Security and Medicare taxes and federal and state unemployment taxes. Benefit costs primarily comprise health insurance premiums paid to third-party carriers as part of our fully insured PEO benefits programs and underwriting and benefit consultant payroll. Workers' compensation costs consist primarily of premiums paid to third-party insurers, claims reserves, third-party broker commissions, risk manager payroll, claims administration fees, legal fees, medical cost containment (“MCC”) expense, state administrative agency fees, as well as costs associated with operating our two wholly owned insurance companies, AICE and Ecole.

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

Investments

The Company classifies investments as available-for-sale. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders' equity. Investments are recorded as current on the consolidated balance sheets as the invested funds are available for current operations. Management considers available evidence in evaluating potential impairment of investments, including the extent to which fair value is less than cost and adverse conditions related to the security. In the event of a credit loss, an allowance would be recognized to the extent that the fair value of the security is less than the present value of the expected future cash flows. Realized gains and losses on sales of investments are included in investment income, net in our consolidated statements of operations. Investment income, net in the consolidated statements of operations includes interest income of $8.7 million, $10.9 million, and $9.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Trade accounts receivable

PEO customers are invoiced following the end of each payroll processing cycle with payment generally due on the invoice date and staffing customers are generally invoiced weekly with payment terms of 30 days. The balance in trade accounts receivable is comprised primarily of unbilled receivables of $241.5 million and $218.8 million at December 31, 2025 and 2024, respectively. The remaining balance of $7.5 million and $16.6 million in trade accounts receivable at December 31, 2025 and 2024, respectively, is primarily related to outstanding billings to staffing and PEO clients, offset by an allowance for expected credits losses of $0.4 million and $0.9 million at December 31, 2025 and 2024, respectively.

Allowance for expected credit losses

The Company had an allowance for expected credit losses of $0.4 million and $0.9 million at December 31, 2025 and 2024, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers' payment trends when evaluating the adequacy of the allowance for expected credit losses. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, additional allowances may be required.

Our allowance for expected credit losses activity is summarized as follows (in thousands):

	2025	2024	2023
Balance at January 1,
Allowance for expected credit losses	$885	$885	$893
Charges to expense	279	72	98
Write-offs of uncollectible accounts, net of recoveries	(814)	(72)	(106)
Balance at December 31,
Allowance for expected credit losses	$350	$885	$885

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

We capitalize software development costs incurred during the application development stage, which is the stage when preliminary project planning ends and software development begins. Capitalized costs generally include both internal and external costs directly related to the development of the software. Capitalized costs are amortized on a straight-line basis over the estimated useful life, commencing when the software is placed into service. Costs incurred during the preliminary project stage and the post-implementation stage, as well as general and administrative and overhead costs, are expensed as they are incurred.

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

Workers’ compensation costs

For all claims incurred under the Company’s self-insured workers’ compensation programs, we record an estimate for the total amount of workers’ compensation costs, which represents the amount necessary to pay claims and related expenses associated with workplace injuries that have occurred under the self-insured program.

In addition to our self-insured program, the Company provides workers' compensation coverage through a fully insured arrangement. The Company's fully insured policies allow for return premiums if claims develop favorably, ranging from $20.0 million to $30.0 million depending on the policy period. For the policy period beginning July 1, 2021, BBSI can incur additional premiums up to $7.5 million if claims develop adversely. For all other policy years, no additional premiums can be charged based on claim performance. Our estimate of the losses associated with workers’ compensation claims directly impacts our estimate of the return premiums we may realize or the additional premiums that we may incur.

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

Our estimates are based on actuarial analyses and informed judgment, derived from individual experience and expertise applied to multiple sets of data and analyses. We consider significant facts and circumstances known both at the time that loss reserves are initially established and as new facts and circumstances become known. Due to the inherent uncertainty underlying loss estimates, the ultimate expense incurred will likely vary from the related loss estimate at the reporting date. Therefore, as specific claims are paid out in the future, actual paid losses may be materially different from our current loss estimates.

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

Customer deposits

We require deposits from certain PEO and staffing customers to cover a portion of our accounts receivable due from such customers in the event of default of payment.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from transactions with the Company's stockholders.

Other comprehensive income (loss) comprises unrealized holding gains and losses on our available-for-sale investments, net of tax.

Statements of cash flows

Interest paid in 2025, 2024 and 2023 did not materially differ from interest expense. Income taxes paid, net of income tax refunds received by the Company, totaled $15.4 million during 2025, comprised of $12.5 million in federal tax and $2.9 million in state tax, of which $2.3 million was paid to California. Income taxes paid net of income tax refunds received by the Company totaled $13.7 million during 2024, comprised of $13.1 million in federal tax and $0.6 million in state tax. No individual state made up more than 5% of income taxes paid net of income tax refunds received by the Company during 2024. Income taxes paid net of income tax refunds received by the Company totaled $22.2 million in 2023, comprised of $16.6 million in federal tax and $5.6 million in state tax, of which $4.0 million was paid to California.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our consolidated balance sheets to the amounts reported on the consolidated statements of cash flows (in thousands):

	December 31,	December 31,	December 31,
	2025	2024	2023
Cash and cash equivalents	$95,033	$55,367	$71,168
Restricted cash, included in restricted cash and investments	31,301	27,221	3,673
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$126,334	$82,588	$74,841

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

	Year Ended
	December 31,
	2025	2024	2023
Weighted average number of basic shares outstanding	25,613	26,076	26,921
Effect of dilutive securities	528	632	473
Weighted average number of diluted shares outstanding	26,141	26,708	27,394

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

Recent accounting pronouncements

The following Accounting Standards Updates (ASUs) have been recently issued by the Financial Accounting Standards Board (FASB).

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes. The new requirements are effective for annual periods beginning after December 15, 2024. We have adopted this ASU on a retrospective basis for the annual reporting period of our fiscal year beginning January 1, 2025, with no material effects on the Company’s financial condition, results of operations, or cash flows.

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

The following table summarizes the Company’s investments at December 31, 2025 and 2024 measured at fair value on a recurring basis (in thousands):

	December 31, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Recorded		Unrealized	Unrealized	Recorded
	Cost	Gains	Losses	Basis	Cost	Gains	Losses	Basis
Current:
Cash equivalents:
Money market funds	$44,394	$—	$—	$44,394	$26,661	$—	$—	$26,661
Total cash equivalents	44,394	—	—	44,394	26,661	—	—	26,661
Investments:
Corporate bonds	27,827	5	(1,238)	26,594	27,954	3	(2,365)	25,592
U.S. treasuries	14,261	—	(634)	13,627	12,460	—	(1,140)	11,320
Mortgage-backed securities	11,174	—	(2,026)	9,148	12,128	—	(2,592)	9,536
Asset-backed securities	7,564	17	(63)	7,518	7,610	12	(109)	7,513
U.S. government agency securities	5,309	—	(42)	5,267	12,734	—	(203)	12,531
Total current investments	66,135	22	(4,003)	62,154	72,886	15	(6,409)	66,492
Restricted cash and investments (1):
Corporate bonds	79,178	8	(3,876)	75,310	100,030	16	(7,302)	92,744
U.S. treasuries	51,809	—	(3,767)	48,042	54,900	—	(6,348)	48,552
Mortgage-backed securities	32,560	10	(4,000)	28,570	40,858	10	(5,674)	35,194
Mutual funds	13,602	—	—	13,602	10,961	—	—	10,961
U.S. government agency securities	5,947	—	(336)	5,611	16,785	—	(914)	15,871
Asset-backed securities	980	11	—	991	1,666	6	(1)	1,671
Money market funds	486	—	—	486	216	—	—	216
Emerging markets	—	—	—	—	200	1	—	201
Total restricted cash and investments	184,562	29	(11,979)	172,612	225,616	33	(20,239)	205,410
Total investments	$295,091	$51	$(15,982)	$279,160	$325,163	$48	$(26,648)	$298,563

(1) Included in restricted cash and investments within the consolidated balance sheets as of December 31, 2025 and 2024 is restricted cash of $30.8 million and $26.7 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company's investments at December 31, 2025 and 2024 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	December 31, 2025					December 31, 2024
	Total					Total
	Recorded					Recorded
	Basis	Level 1	Level 2	Level 3	Other (1)	Basis	Level 1	Level 2	Level 3	Other (1)
Cash equivalents:
Money market funds	$44,394	$—	$—	$—	$44,394	$26,661	$—	$—	$—	$26,661
Investments:	—
Corporate bonds	26,594	—	26,594	—	—	25,592	—	25,592	—	—
U.S. treasuries	13,627	—	13,627	—	—	11,320	—	11,320	—	—
Mortgage-backed securities	9,148	—	9,148	—	—	9,536	—	9,536	—	—
Asset-backed securities	7,518	—	7,518	—	—	7,513	—	7,513	—	—
U.S. government agency securities	5,267	—	5,267	—	—	12,531	—	12,531	—	—
Restricted cash and investments:
Corporate bonds	75,310	—	75,310	—	—	92,744	—	92,744	—	—
U.S. treasuries	48,042	—	48,042	—	—	48,552	—	48,552	—	—
Mortgage-backed securities	28,570	—	28,570	—	—	35,194	—	35,194	—	—
Mutual funds	13,602	13,602	—	—	—	10,961	10,961	—	—	—
U.S. government agency securities	5,611	—	5,611	—	—	15,871	—	15,871	—	—
Asset-backed securities	991	—	991	—	—	1,671	—	1,671	—	—
Money market funds	486	—	—	—	486	216	—	—	—	216
Emerging markets	—	—	—	—	—	201	—	201	—	—
Total investments	$279,160	$13,602	$220,678	$—	$44,880	$298,563	$10,961	$260,725	$—	$26,877

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

The following table summarizes the contractual maturities of the Company’s available for sale securities at December 31, 2025 and 2024. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The table also includes money market funds, which are classified as cash and cash equivalents on the Company’s consolidated balance sheets.

	December 31, 2025
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$11,486	$85,088	$5,330	$—	$101,904
U.S. treasuries	3,237	49,405	9,027	—	61,669
Money market funds	44,880	—	—	—	44,880
U.S. government agency securities	2,096	8,782	—	—	10,878
Asset-backed securities	—	578	151	7,780	8,509
Total	$61,699	$143,853	$14,508	$7,780	$227,840

	December 31, 2024
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$18,815	$76,574	$22,947	$—	$118,336
U.S. treasuries	497	42,333	17,042	—	59,872
U.S. government agency securities	8,014	19,333	1,055	—	28,402
Money market funds	26,877	—	—	—	26,877
Asset-backed securities	—	1,228	6,654	1,302	9,184
Emerging markets	—	—	201	—	201
Total	$54,203	$139,468	$47,899	$1,302	$242,872

The average contractual maturity of mortgage-backed securities, which are excluded from the table above, was 20 years and 21 years as of December 31, 2025 and 2024, respectively.

The fair values and gross unrealized losses of the Company’s available for sale securities that were in an unrealized loss position as of December 31, 2025 and 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	December 31, 2025
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Recorded	Unrealized	Recorded	Unrealized	Recorded	Unrealized
	Basis	Losses	Basis	Losses	Basis	Losses
Investments:
Corporate bonds	$—	$—	$26,394	$(1,238)	$26,394	$(1,238)
U.S. treasuries	—	—	13,627	(634)	13,627	(634)
Mortgage-backed securities	—	—	9,148	(2,026)	9,148	(2,026)
U.S. government agency securities	—	—	5,267	(42)	5,267	(42)
Asset-backed securities	—	—	1,302	(63)	1,302	(63)
Total investments	—	—	55,738	(4,003)	55,738	(4,003)
Restricted investments:
Corporate bonds	100	—	73,745	(3,876)	73,845	(3,876)
U.S. treasuries	729	(1)	47,313	(3,766)	48,042	(3,767)
Mortgage-backed securities	—	—	26,916	(4,000)	26,916	(4,000)
U.S. government agency securities	—	—	5,611	(336)	5,611	(336)
Total restricted investments	829	(1)	153,585	(11,978)	154,414	(11,979)
Total investments and restricted investments	$829	$(1)	$209,323	$(15,981)	$210,152	$(15,982)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Recorded	Unrealized	Recorded	Unrealized	Recorded	Unrealized
	Basis	Losses	Basis	Losses	Basis	Losses
Investments:
Corporate bonds	$20	$—	$25,377	$(2,365)	$25,397	$(2,365)
U.S. government agency securities	—	—	12,531	(203)	12,531	(203)
U.S. treasuries	—	—	11,320	(1,140)	11,320	(1,140)
Mortgage-backed securities	—	—	9,536	(2,592)	9,536	(2,592)
Asset-backed securities	—	—	1,301	(109)	1,301	(109)
Total investments	20	—	60,065	(6,409)	60,085	(6,409)
Restricted investments:
Corporate bonds	11,142	(15)	71,716	(7,287)	82,858	(7,302)
U.S. treasuries	1,399	(29)	46,656	(6,319)	48,055	(6,348)
Mortgage-backed securities	3,360	(37)	29,877	(5,637)	33,237	(5,674)
U.S. government agency securities	—	—	15,871	(914)	15,871	(914)
Asset-backed securities	443	(1)	—	—	443	(1)
Total restricted investments	16,344	(82)	164,120	(20,157)	180,464	(20,239)
Total investments and restricted investments	$16,364	$(82)	$224,185	$(26,566)	$240,549	$(26,648)

We have determined that the gross unrealized losses on our investments as of December 31, 2025 and 2024 were temporary in nature. The decline in fair value was due to changes in market interest rates, rather than credit losses.

Note 3 - Property, Equipment and Software

Property, equipment and software consists of the following (in thousands):

	December 31,
	2025	2024
Buildings	$18,435	$17,929
Equipment, furniture and fixtures	24,149	24,244
Computer hardware and software	6,363	6,233
Software development costs	62,981	47,025
	111,928	95,431
Less accumulated depreciation and amortization	(46,188)	(40,140)
	65,740	55,291
Land	1,490	1,490
Total Property, Equipment and Software	$67,230	$56,781

We recognized $3.6 million, $3.7 million and $3.6 million in depreciation expense associated with our property and equipment in 2025, 2024 and 2023, respectively. We recognized $4.6 million, $3.9 million, and $3.5 million in amortization of capitalized software development costs in 2025, 2024 and 2023, respectively. We capitalized $16.0 million, $12.4 million and $6.0 million of software development costs in 2025, 2024 and 2023, respectively.

Note 4 - Workers' Compensation Claims Liabilities

The following table summarizes the aggregate workers' compensation reserve activity (in thousands):

	Years Ended December 31,
	2025	2024	2023
Beginning balance
Workers' compensation claims liabilities	$128,446	$167,763	$215,987
Add: claims expense accrual
Current period	12,781	12,188	16,731
Prior periods	(8,141)	(11,524)	(12,147)
Total claims expense incurred	4,640	664	4,584
Less: claim payments related to
Current period	5,980	5,006	3,260
Prior periods	22,218	35,008	52,570
Total claim payments	28,198	40,014	55,830
Change in claims incurred in excess of retention limits	3,696	33	3,022
Ending balance
Workers' compensation claims liabilities	$108,584	$128,446	$167,763

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

The Company maintains a fully insured arrangement for its insured program, whereby third-party insurers assume substantially all risk of loss for claims incurred under the program. This fully insured arrangement covers claims incurred between July 1, 2021 and June 30, 2026.

The Company’s fully insured policies allow for return premiums if claims develop favorably, ranging from $20.0 million to $30.0 million, depending on the policy period. For the policy period beginning July 1, 2021, BBSI can incur additional premiums up to $7.5 million if claims develop adversely. For all other policy years, no additional premiums can be charged based on claim performance.

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

The following is a summary of the risk retained by the Company under its insured program after considering the effects of the loss portfolio transfers and current insurance arrangements:

Year	Claims risk retained
2016	No
2017	No
2018	No
2019	Yes
2020	Yes
2021 - Through June 30	Yes
2021 - July 1 and after	No
2022	No
2023	No
2024	No
2025	No

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $175.3 million and $197.1 million at December 31, 2025 and December 31, 2024, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s consolidated balance sheets.

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

The states of Maryland, California, Oregon, Colorado, Washington, and Delaware required the Company to maintain collateral totaling $52.1 million and $55.9 million at December 31, 2025 and 2024, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At December 31, 2025, the Company provided surety bonds totaling $52.1 million.

Claims liabilities

The Company provided a total of $108.6 million and $128.4 million at December 31, 2025 and 2024, respectively, as the estimated future liability for unsettled workers' compensation claims liabilities. Of this amount, $9.7 million and $6.0 million at December 31, 2025 and 2024 respectively, represent case reserves and IBNR in excess of the Company’s retention. The accrual for costs incurred in excess of retention is offset by a receivable from insurance carriers of $9.7 million and $6.0 million at December 31, 2025 and 2024 respectively, which is included in other assets in the consolidated balance sheets.

Note 5 - Revolving Credit Facility

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the "Bank") for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $25.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate ("SOFR") plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.30% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at December 31, 2025 and 2024. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment. The revolving credit facility will mature on August 1, 2028, unless extended.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company's workers' compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At December 31, 2025, the Company was in compliance with all covenants.

Note 6 - Benefit Plans

We have a 401(k) Retirement Savings Plan for the benefit of our eligible employees. Employees covered under a PEO arrangement may participate in the plan at the discretion of the PEO client. We make matching contributions to the 401(k) plan under a safe harbor provision. The determination of any discretionary Company contributions to the plan is at the sole discretion of our Board of Directors. No discretionary Company contributions were made to the plan for the years ended December 31, 2025, 2024 or 2023. We made matching contributions of $2.8 million, $2.6 million and $2.4 million in 2025, 2024 and 2023, respectively.

The Company allows certain highly compensated employees of the Company to defer compensation under a nonqualified deferred compensation plan. The long-term portion of the deferred compensation plan liability was $11.9 million and $9.5 million at December 31, 2025 and 2024, respectively, and is recorded in customer deposits and other long-term liabilities on the consolidated balance sheets. The current portion of the deferred compensation plan liability was $1.7 million and $1.5 million at December 31, 2025 and 2024, respectively, and is recorded in other accrued liabilities on the consolidated balance sheets. The fair value of the long-term asset portion of this plan was $11.9 million and $9.5 million at December 31, 2025 and 2024, respectively, and is recorded in noncurrent restricted cash and investments on the consolidated balance sheets. The fair value of the current asset portion of this plan was $1.7 million and $1.5 million at December 31, 2025 and 2024, respectively, and is recorded in current restricted cash and investments on the consolidated balance sheets.

Note 7 - Leases

The Company primarily leases office buildings under operating leases which are included in Operating lease right-of-use (“ROU”) assets, Current operating lease liabilities, and Long-term operating lease liabilities on the consolidated balance sheets. The Company’s leases have remaining terms of 1 to 8 years.

Information related to the Company's total lease costs was as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Operating lease cost	$8,094	$7,556
Variable lease cost	1,343	1,314
Short-term lease cost	417	662
Total lease cost	$9,854	$9,532

Information related to the Company's ROU assets and related lease liabilities was as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Cash paid for operating lease liabilities	$7,663	$7,745
Right-of-use assets obtained in exchange for new operating lease obligations	7,210	6,913

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term	4.2 years	3.7 years
Weighted-average discount rate	5.4%	5.1%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2025 (in thousands):

2026	$7,999
2027	6,884
2028	5,252
2029	3,148
2030	2,011
Thereafter	2,060
Total undiscounted future minimum lease payments	27,354
Less: Difference between undiscounted lease payments and discounted operating lease liabilities	2,901
Total operating lease liabilities	$24,453
Current operating lease liabilities	$6,969
Long-term operating lease liabilities	17,484
Total operating lease liabilities	$24,453

The Company has no additional operating leases that have not commenced as of December 31, 2025.

Note 8 - Income Taxes

The provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current provision for income taxes
Federal	$12,014	$15,070	$11,896
State	3,445	3,613	1,854
Total current provision for income taxes	15,459	18,683	13,750
Deferred provision for income taxes
Federal	1,627	(535)	2,784
State	(135)	(319)	1,842
Total deferred provision for income taxes	1,492	(854)	4,626
Provision for income taxes
Federal	13,641	14,535	14,680
State	3,310	3,294	3,696
Total provision for income taxes	$16,951	$17,829	$18,376

Deferred income tax assets and liabilities consist of the following components (in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
Deferred compensation	$7,605	$7,392
Workers' compensation claims liabilities	6,930	5,423
Operating lease liability	6,670	5,850
Tax effect of unrealized losses, net	4,464	7,374
Equity based compensation	832	857
Other	752	1,164
Total deferred income tax assets	27,253	28,060
Less: valuation allowance	344	340
Net deferred income tax assets	26,909	27,720
Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(12,132)	(10,230)
Amortization of software and intangibles	(8,370)	(7,467)
Operating lease right-of-use	(6,333)	(5,545)
Other	—	(1)
Total deferred income tax liabilities	(26,835)	(23,243)
Net deferred income taxes	$74	$4,477

The effective tax rate differed from the U.S. statutory federal tax rate due to the following:

		Year Ended December 31,
	2025		2024		2023

Statutory federal tax rate	$14,994	21.0%	$14,873	21.0%	$14,488	21.0%
State and local income taxes, net of federal income tax effect (1)	2,615	3.7	2,579	3.6	3,016	4.4
Tax credits	(1,445)	(2.0)	(305)	(0.4)	(561)	(0.8)
Nontaxable or nondeductible items	673	0.9	828	1.2	1,140	1.7
Nondeductible Officers' Compensation (162(m))	1,279	1.8	953	1.3	1,028	1.5
Equity-based compensation windfall tax difference	(991)	(1.4)	(712)	(1.0)	(252)	(0.4)
Other nondeductible expenses (no item >5%)	385	0.5	587	0.8	364	0.5
Changes in unrecognized tax benefits	380	0.5	(293)	(0.4)	132	0.2
Changes in valuation allowances	3	0.0	211	0.3	55	0.0
Other, net	(269)	(0.4)	(64)	(0.1)	106	0.1
Effective tax rate	$16,951	23.7%	$17,829	25.2%	$18,376	26.6%

(1) State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category in all years reported.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. This new legislation does not have a material impact on the Company's results of operations.

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely-than-not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended December 31, 2025. At December 31, 2025 and December 31, 2024, the Company had not recorded a valuation allowance against its deferred tax assets.

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

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for tax years before 2017. As of December 31, 2025, total gross unrecognized tax benefits, excluding interest and penalties, of $0.8 million would affect the Company's effective tax rate if recognized in future periods. The Company had unrecognized tax benefit of $0.5 million and $0.8 million as of December 31, 2024 and December 31, 2023, respectively.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company's state effective tax rate could fluctuate from expectations.

At December 31, 2025, the Company had no state or federal operating loss carryforwards or tax credit carryforwards.

Note 9 - Stock Incentive Plans

The Company's 2020 Stock Incentive Plan (the "2020 Plan"), which provides for share-based awards to Company employees, non-employee directors and outside consultants or advisors, was approved by stockholders on May 27, 2020, and amended with stockholder approval on June 5, 2023, to increase the number of shares available for issuance under the 2020 Plan from 1,500,000 to 2,900,000. The number of shares available for grants of awards at December 31, 2025 was 592,654.

Share-based compensation expense included in selling, general and administrative expenses during the years ended December 31, 2025, 2024 and 2023, was $10.4 million, $8.8 million and $8.5 million, respectively. Related income tax benefits for the years ended December 31, 2025, 2024 and 2023, were $2.6 million, $2.2 million and $1.6 million, respectively.

Stock Options

Outstanding stock options generally vest over four or eight years and expire up to ten years after the date of grant.

A summary of the status of the Company’s stock options at December 31, 2025, together with changes during the periods then ended, is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term (Years)	(In Thousands)
Outstanding at December 31, 2024	414,000	$20.60	—	—
Options exercised	(131,500)	15.74	—	—
Outstanding at December 31, 2025	282,500	22.87	2.50	4,030
Exercisable at December 31, 2025	88,000	$18.88	2.03	$1,525

The fair value of stock option awards as determined under the Black-Scholes option-pricing model was estimated with the following weighted-average assumptions:

2024
Expected volatility	24.4%
Risk free interest rate	4.2%
Expected dividend yield	0.7%
Expected term (years)	5.0
Weighted average fair value per share	$12.16

No stock options were granted during the years ended December 31, 2025 or 2023. The weighted average fair value of stock options granted for the year ended December 31, 2024 was $12.16. There were no stock options granted with an exercise price below market price during 2024.

The intrinsic value of stock options exercised for the years ended December 31, 2025, 2024 and 2023 was $4.0 million, $0.6 million, and $0.1 million, respectively. The fair value of stock options vested for the years ended December 31, 2024 was $728,000. No stock options vested during the years ended December 31, 2025 or 2023. As of December 31, 2025, unrecognized compensation expense related to stock options was $0.5 million with a weighted average remaining amortization period of 1.9 years.

Restricted Stock Units

Restricted stock units generally vest in four equal annual installments beginning one year following the date of grant, other than restricted stock units granted to nonemployee directors, which vest one year following the date of grant.

The following table presents restricted stock unit activity:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested at December 31, 2024	760,857	$24.10
Granted	213,033	42.02
Vested	(294,173)	22.35
Cancelled/Forfeited	(46,737)	24.95
Nonvested at December 31, 2025	632,980	$30.88

The total fair value of restricted stock units vested during the years ended December 31, 2025, 2024 and 2023 was $6.6 million, $6.3 million and $5.1 million, respectively. As of December 31, 2025, unrecognized compensation expense related to restricted stock units was $14.9 million with a weighted average remaining amortization period of 2.7 years.

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

The following table presents PSU activity:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested at December 31, 2024	265,748	$22.01
Granted	103,576	34.32
Vested	(118,020)	15.04
Nonvested at December 31, 2025	251,304	$30.36

The total grant date fair value of PSUs vested during the years ended December 31, 2025, 2024 and 2023 was $1.8 million, $1.7 million, and $1.6 million, respectively.

Employee Stock Purchase Plan

The Company offers employees the right to purchase shares at a discount from the market price under the Company’s 2019 Employee Stock Purchase Plan. Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 15% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the fair market value at the end of the offering period. As of December 31, 2025, approximately 993,278 shares were reserved for future issuance under the 2019 Employee Stock Purchase Plan.

Note 10 - Stock Repurchase Program

The Company maintains a stock repurchase program approved by the Board of Directors, which authorizes the repurchase of shares from time to time in open market purchases. On August 4, 2025, the Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock over a two-year period beginning August 4, 2025. The new repurchase program replaces the program approved in July 2023. The Company repurchased 1,035,638, 848,958 and 1,500,456 shares at an aggregate purchase price of $42.0 million, $29.1 million and $34.2 million during 2025, 2024 and 2023, respectively.

In addition, shares of restricted stock units withheld to satisfy tax-withholding obligations from the vesting of restricted stock units were 144,463, 153,372 and 131,552 in 2025, 2024 and 2023, respectively, which are not subject to the current repurchase program. See “Note 5. Revolving Credit Facility” for related restrictions on share repurchases.

Note 11 - Litigation

On April 5, 2011, several individual plaintiffs filed a wage and hour class action in the California Superior Court, County of Fresno, which was subsequently removed to the United States District Court for the Eastern District of California, naming as defendants their employer, a Merry Maids franchisee; BBSI, which was providing PEO services to the franchisee; and various parties related to the franchisor. Plaintiffs claimed, among other things, that BBSI and the franchisor were their joint employer with the franchisee and therefore jointly responsible for the alleged wage and hour violations. BBSI's position is that it was not the plaintiffs' joint employer. Notwithstanding, the plaintiffs and BBSI reached an agreement to settle the matter, which was filed with the trial court for court approval pursuant to the rules for class action settlements. The settlement was granted final approval in October 2025 and in November 2025 BBSI satisfied all payment obligations under the settlement agreement. As of December 31, 2025, no amount remains recorded in other accrued liabilities in the consolidated balance sheets related to this matter.

BBSI is subject to legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding litigation. In consideration of these factors, management has recorded estimated liabilities totaling $0.5 million within other accrued liabilities in the consolidated balance sheets.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2025.

Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is a process designed by, or under the supervision of, our CEO and our CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP in the United States of America. Management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our ICFR based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting has also been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report included below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Barrett Business Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Barrett Business Services, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Portland, Oregon

February 25, 2026

Item 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, the executive officers of the Company listed below adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K adopted under the Exchange Act). There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408(c)) adopted, modified, or terminated by the Company’s directors and executive officers during the quarter ended December 31, 2025. The Rule 10b5-1 trading arrangements listed below were adopted in accordance with the Company’s Insider Trading Policy. Actual sale transactions made pursuant to the Rule 10b5-1 trading arrangements described below will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules, and regulations.

Maximum
Number of Shares
That May Be Sold
Name and Title	Action	Plan Date	Under the Plan	Plan Expiration Date
Gerald Blotz, Executive Vice President and Chief Operating Officer	Adoption	December 15, 2025	Indeterminable(1)	July 10, 2026
James Potts, Executive Vice President and General Counsel	Adoption	December 15, 2025	Indeterminable(2)	July 31, 2026

(1) Mr. Blotz's Rule 10b5-1 Trading Plan (the "Blotz Plan") provides for the potential sale of up to (i) 18,257 shares of common stock beginning on July 3, 2026 upon the vesting of restricted stock units ("RSUs") that are expected to vest on July 1, 2026, and (ii) 14,354 shares of common stock beginning on March 16, 2026 from performance stock units ("PSUs") that vested on February 23, 2026. Shares in the Blotz Plan underlying RSUs and PSUs may only be sold following satisfaction of the applicable time-based and performance-based vesting requirements. Additionally, shares will only be sold provided that the market price of the Company’s common stock is higher than minimum threshold prices specified in the Blotz Plan. Due to the minimum threshold prices, the time-based and performance-based vesting requirements, and the number of shares to be withheld to satisfy applicable tax obligations, the exact number of shares to be sold pursuant to the Blotz Plan is not yet determinable. For purposes of this disclosure, we have included the maximum number of shares available to be sold without regard to vesting or withholding conditions. The Blotz Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

(2) Mr. Potts’s Rule 10b5-1 Trading Plan (the "Potts Plan") provides for the potential sale of up to (i) 11,508 shares of common stock beginning on July 3, 2026 upon the vesting of RSUs that are expected to vest on July 1, 2026, and (ii) 6,350 shares of common stock beginning on March 16, 2026 from PSUs that vested on February 23, 2026. Shares in the Potts Plan underlying RSUs and PSUs may only be sold following satisfaction of the applicable time-based and performance-based vesting requirements. Additionally, shares will only be sold provided that the market price of the Company’s common stock is higher than minimum threshold prices specified in the Potts Plan. Due to the minimum threshold prices, the time-based and performance-based vesting requirements, and the number of shares to be withheld to satisfy applicable tax obligations, the exact number of shares to be sold pursuant to the Potts Plan is not yet determinable. For purposes of this disclosure, we have included the maximum number of shares available to be sold without regard to vesting or withholding conditions. The Potts Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities, applicable to our directors, officers, employees, and other covered persons, as well as procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing standards applicable to the Company. A copy of the Company’s insider trading policy was filed with our 2024 Annual Report on Form 10-K as Exhibit 19.1.

Additional information required by this item is incorporated by reference to the information set forth under the captions or subcaptions “Proposal 1: Election of Directors,” “Audit and Compliance Committee,” “Background and Experience of Executive Officers," and “Code of Ethics” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Proxy Statement”).

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the captions “Director Compensation for 2025” and “Executive Compensation” in the Proxy Statement, other than the information under the subcaption “Pay Versus Performance.”

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

Exhibits

The following exhibits are filed or furnished herewith or incorporated by reference and this list is intended to constitute the exhibit index.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Charter of the Registrant, as amended through June 4, 2024.	10-Q	0-21886	3.1	7/31/2024

3.2	Bylaws of the Registrant, as amended through May 27, 2020.	10-Q	0-21886	3.1	8/5/2020

4.1	Third Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association (“Wells Fargo”), dated as of March 1, 2022.	10-K	0-21886	4.1	3/7/2022

4.2	Second Amendment, effective as of August 1, 2025, to Third Amended and Restated Credit Agreement between the Registrant and Wells Fargo Bank, National Association.	8-K	0-21886	4.1	9/22/2025

4.3	Amended and Restated Security Agreement: Business Assets, dated as of March 1, 2022, between the Registrant and Wells Fargo.	10-K	0-21886	4.2	3/7/2022

4.4	Amended and Restated Standby Letter of Credit Agreement dated as of June 20, 2018, between the Registrant and Wells Fargo.	10-Q	0-21886	4.4	8/8/2018

4.5	Sixth Amended and Restated Revolving Line of Credit Note effective August 1, 2025 of the Registrant.	8-K	0-21886	4.2	9/22/2025

4.6	Description of the Registrant's Capital Stock.	10-K	0-21886	4.6	2/28/2025

10.1*	2015 Stock Incentive Plan of the Registrant (the "2015 Plan").	10-K	0-21886	10.2	2/28/2025

10.2*	Amended and Restated 2020 Stock Incentive Plan of the Registrant (the "2020 Plan").	10-K	0-21886	10.3	2/28/2025

10.3*	Form of Performance Share Award Agreement under the 2020 Plan.	10-Q	0-21886	10.1	8/4/2021

10.4*	Form of Employee Nonqualified Stock Option Award Agreement for grants to Gerald R. Blotz and Gary E. Kramer effective March 28, 2018, under the 2015 Plan.	10-K	0-21886	10.6	2/28/2025

10.5*	Form of Restricted Stock Units Award Agreement for Executive Officers under the 2020 Plan.	10-Q	0-21886	10.1	11/4/2020

10.6*	Form of Restricted Stock Units Award Agreement for Non-Employee Directors under the 2020 Plan.	10-Q	0-21886	10.2	11/4/2020

10.7*	Summary of Compensatory Arrangements for Non-Employee Directors of the Registrant effective January 1, 2025.	10-K	0-21886	10.11	2/28/2025

10.8*	Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan.	10-Q	0-21886	10.8	8/9/2017

10.9*	First and Second Amendments to the Barrett Business Services, Inc., Nonqualified Deferred Compensation Plan.	10-Q	0-21886	10.1	5/7/2019

10.10*	Form of Restricted Stock Units Award Agreement under Nonqualified Deferred Compensation Plan.	10-Q	0-21886	10.1	5/8/2018

10.11*	Form of Restricted Stock Units Award Agreement under Nonqualified Deferred Compensation Plan for grants beginning July 1, 2020.	10-Q	0-21886	10.3	11/4/2020

10.12*	Employment Agreement between the Registrant and Gary Kramer Jr., dated April 22, 2020.	8-K	0-21886	10.2	4/24/2020

10.13*	Employment Agreement between the Registrant and Gerald Blotz, dated April 22, 2020.	8-K	0-21886	10.3	4/24/2020

10.14*	Employment Agreement between the Registrant and Anthony Harris, dated April 22, 2020.	8-K	0-21886	10.4	4/24/2020

10.15*	Employment Agreement between the Registrant and James Potts, dated August 14, 2020.	10-K	0-21886	10.30	3/8/2021

10.16*	Amended Death Benefit Agreement entered into by the Registrant and Gerald L. Blotz effective October 30, 2020.	10-K	0-21886	10.31	3/8/2021

10.17*	Death Benefit Agreement entered into by the Registrant and Anthony Harris effective June 30, 2020.	10-Q	0-21886	10.7	8/5/2020

10.18*	Amended Death Benefit Agreement entered into by the Registrant and Gary Kramer effective June 30, 2020.	10-Q	0-21886	10.8	8/5/2020

10.19*	Death Benefit Agreement entered into by the Registrant and James Potts effective October 30, 2020.	10-K	0-21886	10.34	3/8/2021

10.20*	Barrett Business Services, Inc. Amended and Restated Annual Cash Incentive Award Plan.	10-K	0-21886	10.45	3/5/2019

10.21*	Form of Indemnification Agreement with each outside director of Barrett Business Services, Inc.	10-Q	0-21886	10.2	8/4/2021

10.22*	Form of Employee Nonqualified Stock Option Award Agreement for grants under the 2020 Plan in 2024.	10-K	0-21886	10.26	2/28/2025

19.1	Insider Trading Policy.	10-K	0-21886	19.1	2/28/2025

21.	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).					X

32.	Certification pursuant to 18 U.S.C. Section 1350.					X

97.1	Executive Compensation Recovery Policy.	10-K	0-21886	97.1	3/1/2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Coverage Page Interactive Data File (embedded within the Inline XBRL document).					X

* Denotes a management contract or a compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: February 25, 2026	By:	/s/ Anthony J. Harris
Anthony J. Harris Executive Vice President and Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2026.

Principal Executive Officer and Director:

/s/ Gary E. Kramer	President and Chief Executive Officer and Director
Gary E. Kramer

Principal Financial and Accounting Officer:

/s/ Anthony J. Harris	Executive Vice President and Chief Financial Officer and Treasurer
Anthony J. Harris

Majority of Directors:

/s/ Thomas J. Carley	Director
Thomas J. Carley

/s/ Joseph S. Clabby	Chairman of the Board and Director
Joseph S. Clabby

/s/ Thomas B. Cusick	Director
Thomas B. Cusick

/s/ Mark S. Finn	Director
Mark S. Finn

/s/ Anthony Meeker	Director
Anthony Meeker

/s/ Carla A. Moradi	Director
Carla A. Moradi

/s/ Alexandra Morehouse	Director
Alexandra Morehouse

/s/ Vincent P. Price	Director
Vincent P. Price