Form 10-Q
period 2026-03-31
BARRETT BUSINESS SERVICES INC
filed 2026-05-07
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 0-21886

BARRETT BUSINESS SERVICES, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-0812977
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

8100 NE Parkway Drive
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

As of April 22, 2026, 24,559,649 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$36,582	$95,033
Investments	55,290	62,154
Trade accounts receivable, net	293,612	248,626
Income taxes receivable	—	2,965
Prepaid expenses and other	29,410	18,652
Restricted cash and investments	123,119	97,210
Total current assets	538,013	524,640
Property, equipment and software, net	70,785	67,230
Operating lease right-of-use assets	24,335	23,218
Restricted cash and investments	93,801	106,216
Goodwill	47,820	47,820
Other assets	8,386	9,869
Deferred income taxes	84	74
Total assets	$783,224	$779,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,869	$7,433
Accrued payroll and related benefits	263,178	237,783
Payroll taxes payable	69,311	62,463
Income taxes payable	7,337	—
Current operating lease liabilities	7,169	6,969
Current premium payable	70,689	38,992
Other accrued liabilities	9,621	19,357
Workers' compensation claims liabilities	31,538	32,875
Total current liabilities	464,712	405,872
Long-term workers' compensation claims liabilities	70,272	75,709
Long-term premium payable	11,315	26,025
Long-term operating lease liabilities	18,408	17,484
Customer deposits and other long-term liabilities	12,851	12,977
Total liabilities	577,558	538,067
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 82,000 shares authorized, 24,556 and 25,179 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	246	252
Additional paid-in capital	46,902	46,121
Accumulated other comprehensive loss	(11,875)	(11,487)
Retained earnings	170,393	206,114
Total stockholders' equity	205,666	241,000
Total liabilities and stockholders' equity	$783,224	$779,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Professional employer services	$292,997	$274,926
Staffing services	14,008	17,640
Total revenues	307,005	292,566
Cost of revenues:
Direct payroll costs	10,482	13,306
Payroll taxes	174,096	169,390
Benefit costs	27,448	17,616
Workers' compensation	51,794	49,630
Total cost of revenues	263,820	249,942
Gross margin	43,185	42,624
Selling, general and administrative expenses	47,480	44,838
Depreciation and amortization	2,173	1,958
Loss from operations	(6,468)	(4,172)
Other income (expense):
Investment income, net	2,022	2,620
Interest expense	(42)	(44)
Other, net	50	58
Other income, net	2,030	2,634
Loss before income taxes	(4,438)	(1,538)
Provision for (benefit from) income taxes	10,365	(517)
Net loss	$(14,803)	$(1,021)
Basic loss per common share	$(0.59)	$(0.04)
Weighted average number of basic common shares outstanding	25,031	25,809
Diluted loss per common share	$(0.59)	$(0.04)
Weighted average number of diluted common shares outstanding	25,031	25,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(14,803)	$(1,021)
Unrealized (losses) gains on investments, net of tax of ($10) and $1,166 in 2026 and 2025, respectively	(388)	3,108
Comprehensive (loss) income	$(15,191)	$2,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2026

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, December 31, 2025	25,179	$252	$46,121	$(11,487)	$206,114	$241,000
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	119	1	560	—	—	561
Common stock repurchased on vesting of restricted stock units and performance awards	(41)	—	(1,277)	—	—	(1,277)
Share-based compensation expense	—	—	2,837	—	—	2,837
Company repurchases of common stock	(701)	(7)	(1,339)	—	(18,939)	(20,285)
Cash dividends on common stock ($0.08 per share)	—	—	—	—	(1,979)	(1,979)
Unrealized loss on investments, net of tax	—	—	—	(388)	—	(388)
Net loss	—	—	—	—	(14,803)	(14,803)
Balance, March 31, 2026	24,556	$246	$46,902	$(11,875)	$170,393	$205,666

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

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,803)	$(1,021)
Reconciliations of net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,173	1,958
Non-cash operating lease expense	1,761	1,618
Net investment amortization (accretion) and losses (gains) recognized	265	(14)
Deferred income taxes	—	23
Share-based compensation	2,837	2,658
Changes in certain operating assets and liabilities:
Trade accounts receivable	(44,986)	(26,758)
Income taxes	10,302	(570)
Prepaid expenses and other	(10,758)	(10,804)
Accounts payable	(1,564)	847
Accrued payroll and related benefits	25,120	15,670
Payroll taxes payable	6,848	15,357
Other accrued liabilities	(9,215)	(941)
Premium payable	16,987	15,923
Workers' compensation claims liabilities	(5,268)	(7,152)
Operating lease liabilities	(1,754)	(1,607)
Other assets and liabilities, net	(23)	24
Net cash (used in) provided by operating activities	(22,078)	5,211
Cash flows from investing activities:
Purchase of property, equipment and software	(5,728)	(4,514)
Purchase of investments	—	(5,468)
Proceeds from sales and maturities of investments	6,650	5,685
Purchase of restricted investments	(1,425)	(33,705)
Proceeds from sales and maturities of restricted investments	3,782	6,024
Net cash provided by (used in) investing activities	3,279	(31,978)
Cash flows from financing activities:
Repurchases of common stock	(20,285)	(9,160)
Common stock repurchased on vesting of restricted stock units and performance awards	(1,277)	(2,272)
Dividends paid	(1,979)	(2,059)
Proceeds from exercise of stock options and purchase of ESPP shares	561	693
Net cash used in financing activities	(22,980)	(12,798)
Net decrease in cash, cash equivalents and restricted cash	(41,779)	(39,565)
Cash, cash equivalents and restricted cash, beginning of period	126,334	82,588
Cash, cash equivalents and restricted cash, end of period	$84,555	$43,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation of Interim Period Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Barrett Business Services, Inc. (“BBSI”, the “Company”, “our” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The accompanying condensed financial statements are prepared on a consolidated basis. All intercompany account balances and transactions have been eliminated in consolidation. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from such estimates and assumptions. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2025 Annual Report on Form 10-K at pages 35 - 64. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

Reportable segment

BBSI has one operating and reportable segment which provides business management solutions to small and mid-sized companies. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM is provided financial information presented on a consolidated basis, including consolidated gross margin and consolidated net income (loss), to assess the financial performance of the Company and to decide how to allocate resources, including by reinvesting profits into our single operating segment or pursuing other strategic initiatives, such as stock repurchases or acquisitions. The financial information presented to the CODM, including the expense categories, is consistent with the financial information contained in these consolidated financial statements.

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

Our PEO client service agreements have a minimum term of one year, are renewable on an annual basis and typically require 30 days’ written notice to cancel or terminate the contract by either party. In addition, our client service agreements provide for immediate termination upon any payment default of the client regardless of when notice is given. PEO customers are invoiced following the end of each payroll processing cycle, with payment generally due on the invoice date. Staffing customers are typically invoiced weekly based on agreed rates per employee and actual hours worked, generally with payment terms of 30 days. The amount of earned but unbilled revenue is classified as a receivable on the condensed consolidated balance sheets.

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

Investments

The Company classifies investments as available-for-sale. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Investments are recorded as current on the condensed consolidated balance sheets as the invested funds are available for current operations. Management considers available evidence in evaluating potential impairment of investments, including the extent to which fair value is less than cost and adverse conditions related to the security. In the event of a credit loss, an allowance would be recognized to the extent that the fair value of the security is less than the present value of the expected future cash flows. Realized gains and losses on sales of investments are included in investment income, net in our condensed consolidated statements of operations. Investment income, net in the condensed consolidated statements of operations includes interest income of $1.9 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively.

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

Trade accounts receivable

PEO customers are invoiced following the end of each payroll processing cycle, with payment generally due on the invoice date, and staffing customers are generally invoiced weekly with payment terms of 30 days. The balance in trade accounts receivable comprises primarily unbilled receivables of $284.7 million and $241.5 million at March 31, 2026 and December 31, 2025, respectively. The remaining balance of $9.3 million and $7.5 million in trade accounts receivable at March 31, 2026 and December 31, 2025, respectively, is primarily related to outstanding billings to staffing and PEO clients, offset by an allowance for expected credit losses of $0.4 million at each of March 31, 2026 and December 31, 2025.

Allowance for expected credit losses

The Company had an allowance for expected credit losses of $0.4 million at each of March 31, 2026 and December 31, 2025. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for expected credit losses. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from transactions with the Company’s stockholders.

Other comprehensive income (loss) comprises unrealized holding gains and losses on our available-for-sale investments, net of tax.

Statements of cash flows

Interest paid during the three months ended March 31, 2026 and 2025 did not materially differ from interest expense. Income taxes paid net of income tax refunds received by the Company during the three months ended March 31, 2026 and 2025 were not material.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2026	2025	2025	2024
Cash and cash equivalents	$36,582	$95,033	$31,977	$55,367
Restricted cash included in restricted cash and investments	47,973	31,301	11,046	27,221
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$84,555	$126,334	$43,023	$82,588

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

	Three Months Ended
	March 31,
	2026	2025
Weighted average number of basic shares outstanding	25,031	25,809
Effect of dilutive securities	—	—
Weighted average number of diluted shares outstanding	25,031	25,809

For the three months ended March 31, 2026 and 2025, 594,384 and 593,988 potential common shares, respectively, related to stock options, restricted stock units, performance share units, and the employee stock purchase plan have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

Reclassifications

To conform to the current period’s presentation, prior period payroll taxes and benefits on the consolidated statements of operations of $187.0 million was disaggregated into payroll taxes of $169.4 million and benefit costs of $17.6 million.

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

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at March 31, 2026 and December 31, 2025 measured at fair value on a recurring basis (in thousands):

	March 31, 2026				December 31, 2025

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Recorded		Unrealized	Unrealized	Recorded
	Cost	Gains	Losses	Basis	Cost	Gains	Losses	Basis
Current:
Cash equivalents:
Money market funds	$15,338	$—	$—	$15,338	$44,394	$—	$—	$44,394
Total cash equivalents	15,338	—	—	15,338	44,394	—	—	44,394
Investments:
Corporate bonds	21,265	2	(1,255)	20,012	27,827	5	(1,238)	26,594
U.S. treasuries	14,260	—	(639)	13,621	14,261	—	(634)	13,627
Mortgage-backed securities	11,004	—	(2,075)	8,929	11,174	—	(2,026)	9,148
Asset-backed securities	7,548	—	(65)	7,483	7,564	17	(63)	7,518
U.S. government agency securities	5,287	—	(42)	5,245	5,309	—	(42)	5,267
Total current investments	59,364	2	(4,076)	55,290	66,135	22	(4,003)	62,154
Restricted cash and investments (1):
Corporate bonds	78,187	3	(3,955)	74,235	79,178	8	(3,876)	75,310
U.S. treasuries	51,785	—	(3,891)	47,894	51,809	—	(3,767)	48,042
Mortgage-backed securities	31,528	2	(4,077)	27,453	32,560	10	(4,000)	28,570
Mutual funds	12,956	—	—	12,956	13,602	—	—	13,602
U.S. government agency securities	5,940	—	(344)	5,596	5,947	—	(336)	5,611
Money market funds	1,786	—	—	1,786	486	—	—	486
Asset-backed securities	806	7	—	813	980	11	—	991
Total restricted cash and investments	182,988	12	(12,267)	170,733	184,562	29	(11,979)	172,612
Total investments	$257,690	$14	$(16,343)	$241,361	$295,091	$51	$(15,982)	$279,160

(1) Included in restricted cash and investments within the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 is restricted cash of $46.2 million and $30.8 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at March 31, 2026 and December 31, 2025 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	March 31, 2026				December 31, 2025
	Total				Total
	Recorded				Recorded
	Basis	Level 1	Level 2	Other (1)	Basis	Level 1	Level 2	Other (1)
Cash equivalents:
Money market funds	$15,338	$—	$—	$15,338	$44,394	$—	$—	$44,394
Investments:
Corporate bonds	20,012	—	20,012	—	26,594	—	26,594	—
U.S. treasuries	13,621	—	13,621	—	13,627	—	13,627	—
Mortgage-backed securities	8,929	—	8,929	—	9,148	—	9,148	—
Asset-backed securities	7,483	—	7,483	—	7,518	—	7,518	—
U.S. government agency securities	5,245	—	5,245	—	5,267	—	5,267	—
Restricted cash and investments:
Corporate bonds	74,235	—	74,235	—	75,310	—	75,310	—
U.S. treasuries	47,894	—	47,894	—	48,042	—	48,042	—
Mortgage-backed securities	27,453	—	27,453	—	28,570	—	28,570	—
Mutual funds	12,956	12,956	—	—	13,602	13,602	—	—
U.S. government agency securities	5,596	—	5,596	—	5,611	—	5,611	—
Money market funds	1,786	—	—	1,786	486	—	—	486
Asset-backed securities	813	—	813	—	991	—	991	—
Total investments	$241,361	$12,956	$211,281	$17,124	$279,160	$13,602	$220,678	$44,880

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at March 31, 2026 and December 31, 2025. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The table also includes money market funds, which are classified as cash and cash equivalents on the Company’s condensed consolidated balance sheets.

	March 31, 2026
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$15,835	$74,246	$4,166	$—	$94,247
U.S. treasuries	3,249	58,266	—	—	61,515
Money market funds	17,124	—	—	—	17,124
U.S. government agency securities	2,092	8,749	—	—	10,841
Asset-backed securities	—	408	150	7,738	8,296
Total	$38,300	$141,669	$4,316	$7,738	$192,023

	December 31, 2025
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$11,486	$85,088	$5,330	$—	$101,904
U.S. treasuries	3,237	49,405	9,027	—	61,669
Money market funds	44,880	—	—	—	44,880
U.S. government agency securities	2,096	8,782	—	—	10,878
Asset-backed securities	—	578	151	7,780	8,509
Total	$61,699	$143,853	$14,508	$7,780	$227,840

The average contractual maturity of mortgage-backed securities, which are excluded from the table above, was 20 years as of each of March 31, 2026 and December 31, 2025.

The fair values and gross unrealized losses of the Company’s available for sale securities that were in an unrealized loss position as of March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	March 31, 2026
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Recorded	Unrealized	Recorded	Unrealized	Recorded	Unrealized
	Basis	Losses	Basis	Losses	Basis	Losses
Investments:
Corporate bonds	$885	$(126)	$18,929	$(1,129)	$19,814	$(1,255)
U.S. treasuries	—	—	13,621	(639)	13,621	(639)
Mortgage-backed securities	—	—	8,929	(2,075)	8,929	(2,075)
Asset-backed securities	—	—	7,483	(65)	7,483	(65)
U.S. government agency securities	—	—	5,245	(42)	5,245	(42)
Total investments	885	(126)	54,207	(3,950)	55,092	(4,076)
Restricted investments:
Corporate bonds	—	—	73,525	(3,956)	73,525	(3,956)
U.S. treasuries	726	(6)	47,168	(3,885)	47,894	(3,891)
Mortgage-backed securities	—	—	27,297	(4,077)	27,297	(4,077)
U.S. government agency securities	—	—	5,596	(344)	5,596	(344)
Total restricted investments	726	(6)	153,586	(12,262)	154,312	(12,268)
Total investments and restricted investments	$1,611	$(132)	$207,793	$(16,212)	$209,404	$(16,344)

	December 31, 2025
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Recorded	Unrealized	Recorded	Unrealized	Recorded	Unrealized
	Basis	Losses	Basis	Losses	Basis	Losses
Investments:
Corporate bonds	$—	$—	$26,394	$(1,238)	$26,394	$(1,238)
U.S. treasuries	—	—	13,627	(634)	13,627	(634)
Mortgage-backed securities	—	—	9,148	(2,026)	9,148	(2,026)
U.S. government agency securities	—	—	5,267	(42)	5,267	(42)
Asset-backed securities	—	—	1,302	(63)	1,302	(63)
Total investments	—	—	55,738	(4,003)	55,738	(4,003)
Restricted investments:
Corporate bonds	100	—	73,745	(3,876)	73,845	(3,876)
U.S. treasuries	729	(1)	47,313	(3,766)	48,042	(3,767)
Mortgage-backed securities	—	—	26,916	(4,000)	26,916	(4,000)
U.S. government agency securities	—	—	5,611	(336)	5,611	(336)
Total restricted investments	829	(1)	153,585	(11,978)	154,414	(11,979)
Total investments and restricted investments	$829	$(1)	$209,323	$(15,981)	$210,152	$(15,982)

We have determined that the gross unrealized losses on our investments as of March 31, 2026 and December 31, 2025 were temporary in nature. The decline in fair value was due to changes in market interest rates, rather than credit losses.

Note 3 – Workers’ Compensation Claims Costs

Workers’ Compensation Claims Liabilities

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Beginning balance
Workers' compensation claims liabilities	$108,584	$128,446
Add: claims expense incurred
Current period	3,700	3,328
Prior periods	(1,064)	(3,782)
Total claims expense incurred	2,636	(454)
Less: claim payments related to
Current period	2,062	1,178
Prior periods	5,842	5,520
Total claim payments	7,904	6,698

Change in claims incurred in excess of retention limits	(1,506)	(66)
Ending balance
Workers' compensation claims liabilities	$101,810	$121,228

The Company provided a total of $101.8 million and $108.6 million at March 31, 2026 and December 31, 2025, respectively, as the estimated future liability for unsettled workers’ compensation claims liabilities. Of this amount, $8.2 million and $9.7 million at March 31, 2026 and December 31, 2025, respectively, represent case reserves and IBNR in excess of the Company’s retention. The accrual for costs incurred in excess of retention is offset by a receivable from insurance carriers of $8.2 million and $9.7 million at March 31, 2026 and December 31, 2025, respectively, which is included in other assets in the condensed consolidated balance sheets.

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

The following is a summary of the risk retained by the Company under its insured program after considering the effects of the loss portfolio transfers and current insurance arrangements:

Year	Claims risk retained
2017	No
2018	No
2019	Yes
2020	Yes
2021 - Through June 30	Yes
2021 - July 1 and after	No
2022	No
2023	No
2024	No
2025	No
2026	No

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $189.5 million and $175.3 million at March 31, 2026 and December 31, 2025, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $52.1 million at each of March 31, 2026 and December 31, 2025 to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At March 31, 2026, the Company provided surety bonds totaling $52.1 million.

Note 4 - Revolving Credit Facility

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the “Bank”) for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $25.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.30% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at March 31, 2026 and December 31, 2025. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment. The revolving credit facility will mature on August 1, 2028, unless extended.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At March 31, 2026, the Company was in compliance with all covenants.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely-than-not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended March 31, 2026. At March 31, 2026 and December 31, 2025, the Company had not recorded a valuation allowance against its deferred tax assets.

The Company is subject to income taxes in U.S. federal and multiple state and local tax jurisdictions. The Internal Revenue Service (the “IRS”) examined the Company’s federal tax returns for the years ended December 31, 2017 through 2021 and issued notices of disallowance for certain wage-based tax credits claimed by the Company. The Company filed petitions in the United States Tax Court (the “Tax Court”) challenging the IRS’s determinations.

On March 30, 2026, the Tax Court issued a decision granting the IRS’s motion for partial summary judgment and denying the Company’s motion for partial summary judgment with respect to the Company’s claims for wage‑based tax credits for tax years 2017 through 2020.

As a result of the Tax Court’s decision, the Company recorded charges of $8.6 million of additional income tax expense and $4.1 million of related interest during the first quarter of 2026. The net impact of these charges, after considering the associated tax benefit on interest, resulted in an $11.6 million increase in net loss. These charges were recorded within provision for (benefit from) income taxes on the Company’s consolidated statements of operations and relate to the tax years addressed by the Tax Court’s decision, as well as tax years 2021 and 2022, which represent the remaining periods of the Company’s potential exposure related to wage‑based tax credits. The Company did not record penalties related to these matters, which are approximately $1.8 million for the tax years covered by the Tax Court’s decision, as the Company believes that the position involves novel legal issues for which penalties should not apply.

The Company disagrees with the Tax Court’s decision and is continuing to evaluate the available legal options, including any rights to appeal. The Company does not expect the decision to have an effect on its current business operations or services provided to clients.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for tax years before 2017. As of March 31, 2026 and December 31, 2025, total gross unrecognized tax benefits, excluding interest and penalties, of $1.0 million and $0.8 million, respectively, would affect the Company’s effective tax rate if recognized in future periods.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company’s state effective tax rate could fluctuate from expectations.

At March 31, 2026, the Company had no operating loss carryforwards or tax credit carryforwards.

Note 6 – Litigation

BBSI is subject to legal proceedings and claims that arise in the ordinary course of our business. There are significant uncertainties surrounding such litigation. In consideration of these factors, management recorded estimated liabilities totaling $0.3 million and $0.5 million as of March 31, 2026 and December 31, 2025, respectively, within other accrued liabilities in the condensed consolidated balance sheets.

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

Services Overview BBSI’s core purpose is to advocate for business owners, particularly in the small and mid-sized business sector. Our evolution from an entrepreneurially run company to a professionally managed organization has helped to form our view that all businesses experience inflection points at key stages of growth. The insights gained through our own growth, along with the trends we see in working with more than 8,200 companies each day, define our approach to guiding business owners through the challenges associated with being an employer. BBSI’s business teams align with each business owner client through a structured three-tiered progression. In doing so, business teams focus on the objectives of each business owner and deliver planning, guidance and resources in support of those objectives.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended
	March 31,
	2026		2025
Revenues:
Professional employer services	$292,997	95.4%	$274,926	94.0%
Staffing services	14,008	4.6	17,640	6.0
Total revenues	307,005	100.0	292,566	100.0
Cost of revenues:
Direct payroll costs	10,482	3.4	13,306	4.5
Payroll taxes	174,096	56.7	169,390	57.9
Benefit costs	27,448	8.9	17,616	6.0
Workers’ compensation	51,794	16.9	49,630	17.0
Total cost of revenues	263,820	85.9	249,942	85.4
Gross margin	43,185	14.1	42,624	14.6
Selling, general and administrative expenses	47,480	15.5	44,838	15.3
Depreciation and amortization	2,173	0.7	1,958	0.7
Loss from operations	(6,468)	(2.1)	(4,172)	(1.4)
Other income, net	2,030	0.7	2,634	0.9
Loss before income taxes	(4,438)	(1.4)	(1,538)	(0.5)
Provision for (benefit from) income taxes	10,365	3.4	(517)	(0.2)
Net loss	$(14,803)	(4.8)%	$(1,021)	(0.3)%

During the first quarter of 2026, the Company recorded tax-effected charges of $11.6 million related to the disallowance of certain wage-based tax credits claimed in prior years. This charge was recorded within provision for (benefit from) income taxes on our condensed consolidated statements of operations. We have excluded this charge from our non-GAAP measures as it relates to prior periods and is not indicative of our current or future operational performance. See “Note 5 – Income Taxes” to the condensed consolidated financial statements included in Item 1 of Part I of this report for additional information.

The reconciliation of net loss and diluted loss per share to non-GAAP net loss and non-GAAP diluted loss per share for the three months ended March 31, 2026 is shown in the table below (in thousands, except per share amounts):

	(Unaudited)
	Three Months Ended
	March 31,
	2026
	Net Loss	Diluted Loss Per Share
GAAP net loss	$(14,803)	$(0.59)
Non-recurring tax adjustment	11,565	0.46
Non-GAAP net loss	$(3,238)	$(0.13)
Weighted average number of diluted common shares outstanding		25,031

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three months ended March 31, 2026 and 2025.

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2026	2025
Gross billings	$2,161,271	$2,088,669
PEO and staffing wages	$1,864,665	$1,809,468

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)
	Percentage of Gross Billings
	Three Months Ended
	March 31,
	2026	2025
PEO and staffing wages	86.3%	86.6%
Payroll taxes	8.1%	8.1%
Benefit costs	1.2%	0.9%
Workers' compensation	2.4%	2.4%
Gross margin	2.0%	2.0%

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

	(Unaudited)
	Three Months Ended
	March 31,
	2026	Year-over-year % Growth	2025	Year-over-year % Growth
Average WSEs	134,993	1.9%	132,459	7.6%
Ending WSEs	135,596	1.4%	133,699	7.1%

Three Months Ended March 31, 2026 and 2025

Net loss for the first quarter of 2026 amounted to $14.8 million compared to net loss of $1.0 million for the first quarter of 2025. Diluted net loss per share for the first quarter of 2026 was $0.59 compared to diluted net loss per share of $0.04 for the first quarter of 2025.

Revenue for the first quarter of 2026 totaled $307.0 million, an increase of $14.4 million or 4.9% over the first quarter of 2025, which reflects an increase in the Company’s PEO services revenue of $18.1 million or 6.6% and a decrease in staffing services revenue of $3.6 million or 20.6%.

The increase in PEO services revenue was primarily attributable to a 1.9% increase in the average number of WSEs as well as a 1.7% increase in average billing per WSE per day.

Gross margin for the first quarter of 2026 totaled $43.2 million or 14.1% of revenue compared to $42.6 million or 14.6% of revenue for the first quarter of 2025. The decrease in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the first quarter of 2026 totaled $10.5 million or 3.4% of revenue compared to $13.3 million or 4.5% of revenue for the first quarter of 2025. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the first quarter of 2025.

Payroll taxes for the first quarter of 2026 totaled $174.1 million or 56.7% of revenue compared to $169.4 million or 57.9% of revenue for the first quarter of 2025. The decrease in payroll taxes as a percentage of revenue in the first quarter of 2026 was primarily due to a higher mix of revenue attributable to PEO client benefits coverage, which is not subject to payroll taxes.

Benefit costs for the first quarter of 2026 totaled $27.4 million or 8.9% of revenue compared to $17.6 million or 6.0% of revenue for the first quarter of 2025. The increase in benefit costs as a percentage of revenue was primarily due to expanded adoption of our PEO client benefit programs, as well as an increase in health insurance premium rates.

Workers’ compensation expense for the first quarter of 2026 totaled $51.8 million or 16.9% of revenue compared to $49.6 million or 17.0% of revenue for the first quarter of 2025. The slight decrease in workers’ compensation expense as a percentage of revenue was primarily attributable to lower workers’ compensation costs in the first quarter of 2026, which included favorable prior year liability and premium adjustments of $1.1 million, compared to favorable prior year liability and premium adjustments of $3.8 million in the first quarter of 2025.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2026 totaled $47.5 million or 15.5% of revenue compared to $44.8 million or 15.3% of revenue for the first quarter of 2025. The increase of $2.7 million in SG&A expense was primarily attributable to increased employee-related costs compared to the first quarter of 2025.

Other income, net for the first quarter of 2026 totaled $2.0 million compared to other income, net of $2.6 million for the first quarter of 2025. The decrease was primarily attributable to a decrease in investment income in the first quarter of 2026.

Provision for income taxes for the first quarter of 2026 was $10.4 million compared to benefit from income taxes of $0.5 million for the first quarter of 2025. The increase was primarily due to additional tax expense and interest recorded during the quarter related to the disallowance of certain wage-based tax credits claimed in prior years. See “Note 5 – Income Taxes” to the condensed consolidated financial statements included in Item 1 of Part I of this report for additional information.

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

Liquidity and Capital Resources

The Company’s cash balance of $84.6 million, which includes cash, cash equivalents, and restricted cash, decreased $41.8 million for the three months ended March 31, 2026, compared to a decrease of $39.6 million for the comparable period of 2025. The decrease in cash at March 31, 2026 as compared to December 31, 2025 was primarily due to the factors discussed below.

Net cash used in operating activities for the three months ended March 31, 2026 amounted to $22.1 million, compared to cash provided of $5.2 million for the comparable period of 2025. For the three months ended March 31, 2026, net cash used in operating activities was primarily due to increased trade accounts receivable of $45.0 million, net loss of $14.8 million, increased prepaid expenses of $10.8 million, decreased other accrued liabilities of $9.2 million and decreased workers’ compensation claims liabilities of $5.3 million, partially offset by increased accrued payroll and related benefits of $25.1 million, increased premium payable of $17.0 million, increased income taxes payable of $10.3 million and increased payroll taxes payable of $6.8 million.

Net cash provided by investing activities for the three months ended March 31, 2026 totaled $3.3 million, compared to cash used of $32.0 million for the comparable period of 2025. For the three months ended March 31, 2026, net cash provided by investing activities consisted of proceeds from sales and maturities of investments and restricted investments of $10.4 million, partially offset by purchases of property, equipment and software of $5.7 million.

Net cash used in financing activities for the three months ended March 31, 2026 was $23.0 million, compared to cash used of $12.8 million for the comparable period of 2025. For the three months ended March 31, 2026, net cash used in financing activities primarily consisted of repurchases of common stock of $20.3 million and dividend payments of $2.0 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $189.5 million and $175.3 million at March 31, 2026 and December 31, 2025, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

See “Note 4 – Revolving Credit Facility” to the condensed consolidated financial statements included in Item 1 of Part I of this report for additional information regarding the Company’s credit agreement with Wells Fargo Bank, N.A.

Forward-Looking Information

Statements in this report include forward-looking statements, which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas, especially in California, and their effect on revenue levels; the competitiveness of our service offerings; the availability of certain fully insured medical and other health and welfare benefits to qualifying worksite employees; our ability to attract and retain clients and to achieve revenue growth; the effect of changes in our mix of services on gross margin; labor market conditions, including the impact of AI and automation on workplace displacement; the adequacy of our workers’ compensation reserves; the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates; expected levels of required surety deposits and letters of credit; the outcome of audits; the effect of our formation and operation of two wholly owned licensed insurance subsidiaries; the risks of operation and cost of our insured program; the financial viability of our excess insurance carriers; the effectiveness of our management information systems; our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements; litigation costs; the effect of inflationary pressures or changes in the interest rate environment on the value of our investment securities; the adequacy of our allowance for expected credit losses; and the potential for and effect of acquisitions.

All our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include: our ability to retain current clients and attract new clients; technology disruption, including the displacement of employees through the adoption of AI and automation by our clients; difficulties associated with integrating clients into our operations; economic trends in our service areas and the potential effects of changing governmental policies, including those related to immigration, tariffs, other trade policies, or climate regulation; risks to our business and the business of our clients arising from current or future tariffs or other trade restrictions, supply chain issues, changes in labor force, or geopolitical instability, including the war in Ukraine, conflicts in the Middle East, and the potential for future conflicts or disruptions in other parts of the world; natural disasters; the potential for material deviations from expected future workers’ compensation claims experience; changes in the workers’ compensation regulatory environment in our primary markets; PEO client benefit costs, particularly with regard to health insurance benefits; security breaches or failures in the Company’s information technology systems; collectability of accounts receivable; changes in executive management; changes in effective payroll tax rates and federal and state income tax rates; the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results); the effects of inflation on our operating expenses and those of our clients; the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business; the effect of changing monetary policy, interest rates and conditions in the global capital markets on our investment portfolio; and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our insured program. Additional risk factors affecting our business are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 26, 2026. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and outstanding borrowings on its line of credit. The Company’s investments and restricted investments, which are classified as available-for-sale, consist primarily of fixed-rate debt securities, the fair value of which fluctuates with prevailing interest rates. Our cash equivalents consist primarily of money market funds, which are not meaningfully impacted by interest rate risk. We attempt to limit our investment portfolio's exposure to market risk through low investment turnover and diversification. Based on the Company’s overall interest exposure at March 31, 2026, a 50 basis point increase in market interest rates would have a $3.0 million downward effect on the fair value of the Company’s investment portfolio. Outstanding borrowings on the Company’s line of credit bear interest at a variable market rate, which makes the cost of borrowing on the line of credit susceptible to changing interest rates. At March 31, 2026, the Company had no outstanding borrowings on its line of credit.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 6 – Litigation,” to the condensed consolidated financial statements included in Part I, Item 1 of this report for information regarding legal proceedings in which we are involved.

Item 1A. Risk Factors

There have been no material changes in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 26, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended March 31, 2026.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (in thousands) (2)
Jan 1 - Jan 31, 2026	41,500	$38.76	41,500	$73,819
Feb 1 - Feb 28, 2026	—	$—	—	$73,819
Mar 1 - Mar 31, 2026	659,426	$28.05	659,426	$55,325
Total	700,926		700,926

(1) Average price paid per share includes commissions paid to our broker and excludes excise taxes incurred on share repurchases.

(2) On August 4, 2025, the Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock over a two-year period beginning August 4, 2025. As of March 31, 2026, the Company had repurchased 1,310,988 shares at an aggregate purchase price of $44.7 million.

Item 5. Other Information

Trading Plans

During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: May 6, 2026	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer