Form 10-Q
period 2026-06-30
BARRETT BUSINESS SERVICES INC
filed 2026-08-06
CIK 902791

d

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of July 22, 2026, 24,235,180 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$27,037	$95,033
Investments	40,852	62,154
Trade accounts receivable, net	301,492	248,626
Income taxes receivable	—	2,965
Prepaid expenses and other	24,583	18,652
Restricted cash and investments	72,353	97,210
Total current assets	466,317	524,640
Property, equipment and software, net	74,031	67,230
Operating lease right-of-use assets	23,236	23,218
Restricted cash and investments	91,616	106,216
Goodwill	47,820	47,820
Other assets	8,256	9,869
Deferred income taxes	—	74
Total assets	$711,276	$779,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,003	$7,433
Accrued payroll and related benefits	272,487	237,783
Payroll taxes payable	48,462	62,463
Income taxes payable	10,565	—
Current operating lease liabilities	7,238	6,969
Current premium payable	22,327	38,992
Other accrued liabilities	9,436	19,357
Workers' compensation claims liabilities	30,367	32,875
Total current liabilities	407,885	405,872
Long-term workers' compensation claims liabilities	67,539	75,709
Deferred income taxes	115	—
Long-term premium payable	—	26,025
Long-term operating lease liabilities	17,259	17,484
Customer deposits and other long-term liabilities	14,698	12,977
Total liabilities	507,496	538,067
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 82,000 shares authorized, 24,073 and 25,179 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	241	252
Additional paid-in capital	48,267	46,121
Accumulated other comprehensive loss	(11,832)	(11,487)
Retained earnings	167,104	206,114
Total stockholders' equity	203,780	241,000
Total liabilities and stockholders' equity	$711,276	$779,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Professional employer services	$304,969	$290,170	$597,966	$565,096
Staffing services	14,299	17,487	28,307	35,127
Total revenues	319,268	307,657	626,273	600,223
Cost of revenues:
Direct payroll costs	10,634	13,165	21,116	26,471
Payroll taxes	158,165	155,026	332,261	324,416
Benefit costs	28,918	18,251	56,366	35,867
Workers' compensation	56,697	47,956	108,491	97,586
Total cost of revenues	254,414	234,398	518,234	484,340
Gross margin	64,854	73,259	108,039	115,883
Selling, general and administrative expenses	47,194	48,188	94,674	93,026
Depreciation and amortization	2,257	2,038	4,430	3,996
Income from operations	15,403	23,033	8,935	18,861
Other income (expense):
Investment income, net	1,910	2,300	3,932	4,920
Interest expense	(42)	(44)	(84)	(88)
Other, net	52	41	102	99
Other income, net	1,920	2,297	3,950	4,931
Income before income taxes	17,323	25,330	12,885	23,792
Provision for income taxes	4,453	6,876	14,818	6,359
Net income (loss)	$12,870	$18,454	$(1,933)	$17,433
Basic income (loss) per common share	$0.53	$0.72	$(0.08)	$0.68
Weighted average number of basic common shares outstanding	24,348	25,592	24,689	25,700
Diluted income (loss) per common share	$0.52	$0.70	$(0.08)	$0.66
Weighted average number of diluted common shares outstanding	24,708	26,215	24,689	26,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In Thousands)

	Three Months Ended
	June 30,
	2026	2025
Net income	$12,870	$18,454
Unrealized gains on investments, net of tax of $200 and $727 in 2026 and 2025, respectively	43	1,872
Comprehensive income	$12,913	$20,326

	Six Months Ended
	June 30,
	2026	2025
Net (loss) income	$(1,933)	$17,433
Unrealized (losses) gains on investments, net of tax of $190 and $1,893 in 2026 and 2025, respectively	(345)	4,980
Comprehensive (loss) income	$(2,278)	$22,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2026

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, December 31, 2025	25,179	$252	$46,121	$(11,487)	$206,114	$241,000
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	119	1	560	—	—	561
Common stock repurchased on vesting of restricted stock units and performance awards	(41)	—	(1,277)	—	—	(1,277)
Share-based compensation expense	—	—	2,837	—	—	2,837
Company repurchases of common stock	(701)	(7)	(1,339)	—	(18,939)	(20,285)
Cash dividends on common stock ($0.08 per share)	—	—	—	—	(1,979)	(1,979)
Unrealized loss on investments, net of tax	—	—	—	(388)	—	(388)
Net loss	—	—	—	—	(14,803)	(14,803)
Balance, March 31, 2026	24,556	$246	$46,902	$(11,875)	$170,393	$205,666
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	6	—	—	—	—	—
Common stock repurchased on vesting of restricted stock units and performance awards	(2)	—	(67)	—	—	(67)
Share-based compensation expense	—	—	2,408	—	—	2,408
Company repurchases of common stock	(487)	(5)	(976)	—	(14,218)	(15,199)
Cash dividends on common stock ($0.08 per share)	—	—	—	—	(1,941)	(1,941)
Unrealized gain on investments, net of tax	—	—	—	43	—	43
Net income	—	—	—	—	12,870	12,870
Balance, June 30, 2026	24,073	$241	$48,267	$(11,832)	$167,104	$203,780

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

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(1,933)	$17,433
Reconciliations of net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,430	3,996
Non-cash operating lease expense	3,562	3,304
Net investment amortization (accretion) and losses (gains) recognized	546	137
Losses recognized on disposal of property	—	16
Deferred income taxes	(1)	22
Share-based compensation	5,245	4,923
Changes in certain operating assets and liabilities:
Trade accounts receivable	(52,866)	(29,642)
Income taxes	13,530	2,986
Prepaid expenses and other	(5,931)	(7,071)
Accounts payable	(430)	(1,854)
Accrued payroll and related benefits	34,619	24,232
Payroll taxes payable	(14,001)	(8,659)
Other accrued liabilities	(9,513)	370
Premium payable	(42,690)	(41,169)
Workers' compensation claims liabilities	(9,059)	(14,449)
Operating lease liabilities	(3,536)	(3,254)
Other assets and liabilities, net	74	74
Net cash used in operating activities	(77,954)	(48,605)
Cash flows from investing activities:
Purchase of property, equipment and software	(11,231)	(8,926)
Purchase of investments	—	(7,669)
Proceeds from sales and maturities of investments	21,189	13,139
Purchase of restricted investments	(1,949)	(35,126)
Proceeds from sales and maturities of restricted investments	14,651	64,699
Net cash provided by investing activities	22,660	26,117
Cash flows from financing activities:
Proceeds from credit-line borrowings	—	4,508
Payments on credit-line borrowings	—	(4,508)
Repurchases of common stock	(35,484)	(17,290)
Common stock repurchased on vesting of restricted stock units and performance awards	(1,344)	(2,342)
Dividends paid	(3,920)	(4,107)
Proceeds from exercise of stock options and purchase of ESPP shares	561	816
Net cash used in financing activities	(40,187)	(22,923)
Net decrease in cash, cash equivalents and restricted cash	(95,481)	(45,411)
Cash, cash equivalents and restricted cash, beginning of period	126,334	82,588
Cash, cash equivalents and restricted cash, end of period	$30,853	$37,177

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

Investments

The Company classifies investments as available-for-sale. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Investments are recorded as current on the condensed consolidated balance sheets as the invested funds are available for current operations. Management considers available evidence in evaluating potential impairment of investments, including the extent to which fair value is less than cost and adverse conditions related to the security. In the event of a credit loss, an allowance would be recognized to the extent that the fair value of the security is less than the present value of the expected future cash flows. Realized gains and losses on sales of investments are included in investment income, net in our condensed consolidated statements of operations. Investment income, net in the condensed consolidated statements of operations includes interest income as summarized in the table below for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income	$1,981	$2,505	$3,889	$4,902

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

Trade accounts receivable

PEO customers are invoiced following the end of each payroll processing cycle, with payment generally due on the invoice date, and staffing customers are generally invoiced weekly with payment terms of 30 days. The following table summarizes the Company’s trade accounts receivable, net at June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30,	December 31,
	2026	2025
Unbilled trade accounts receivable	$291,333	$241,471
Billed trade accounts receivable	10,509	7,505
Allowance for expected credit losses	(350)	(350)
Trade accounts receivable, net	$301,492	$248,626

Allowance for expected credit losses

The Company had an allowance for expected credit losses of $0.4 million at each of June 30, 2026 and December 31, 2025. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for expected credit losses. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Workers’ compensation costs

For all claims incurred under the Company’s self-insured workers’ compensation programs, we record an estimate for the total amount of workers’ compensation costs, which represents the amount necessary to pay claims and related expenses associated with workplace injuries that have occurred under the self-insured program.

In addition to our self-insured program, the Company provides workers' compensation coverage through a fully insured arrangement. The Company's fully insured policies allow for return premiums if claims develop favorably, ranging from $20.0 million to $32.0 million depending on the policy period. For the policy period beginning July 1, 2021, BBSI can incur additional premiums up to $7.5 million if claims develop adversely. For all other policy years, no additional premiums can be charged based on claim performance. Our estimate of the losses associated with workers’ compensation claims directly impacts our estimate of the return premiums we may realize or the additional premiums that we may incur.

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

Statements of cash flows

Interest paid during the six months ended June 30, 2026 and 2025 did not materially differ from interest expense. Income taxes paid net of income tax refunds received by the Company during the six months ended June 30, 2026 totaled $1.2 million. Income taxes paid net of income tax refunds received by the Company during the six months ended June 30, 2025 totaled $3.3 million.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2026	2025	2025	2024
Cash and cash equivalents	$27,037	$95,033	$26,348	$55,367
Restricted cash included in restricted cash and investments	3,816	31,301	10,829	27,221
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$30,853	$126,334	$37,177	$82,588

Basic and diluted earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential effects of the issuance of shares calculated using the treasury stock method, in connection with the exercise of outstanding stock options, vesting of outstanding restricted stock units and performance share units, and the Company’s employee stock purchase plan. Basic and diluted shares outstanding are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted average number of basic shares outstanding	24,348	25,592	24,689	25,700
Effect of dilutive securities	360	623	—	609
Weighted average number of diluted shares outstanding	24,708	26,215	24,689	26,309
Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	257	35	974	35

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

Reclassifications

To conform to the current period’s presentation, prior period payroll taxes and benefits on the consolidated statements of operations was disaggregated into payroll taxes and benefits costs. For the three months ended June 30, 2025, payroll taxes and benefits of $173.3 million was disaggregated into payroll taxes of $155.0 million and benefit costs of $18.3 million and for the six months ended June 30, 2025, payroll taxes and benefits of $360.3 million was disaggregated into payroll taxes of $324.4 million and benefit costs of $35.9 million.

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

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at June 30, 2026 and December 31, 2025 measured at fair value on a recurring basis (in thousands):

	June 30, 2026				December 31, 2025

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Recorded		Unrealized	Unrealized	Recorded
	Cost	Gains	Losses	Basis	Cost	Gains	Losses	Basis
Current:
Cash equivalents:
Money market funds	$781	$—	$—	$781	$44,394	$—	$—	$44,394
Total cash equivalents	781	—	—	781	44,394	—	—	44,394
Investments:
Corporate bonds	19,308	3	(1,107)	18,204	27,827	5	(1,238)	26,594
U.S. treasuries	14,261	—	(631)	13,630	14,261	—	(634)	13,627
Mortgage-backed securities	10,786	—	(2,102)	8,684	11,174	—	(2,026)	9,148
Asset-backed securities	380	—	(46)	334	7,564	17	(63)	7,518
U.S. government agency securities	—	—	—	—	5,309	—	(42)	5,267
Total current investments	44,735	3	(3,886)	40,852	66,135	22	(4,003)	62,154
Restricted cash and investments (1):
Corporate bonds	70,899	1	(3,734)	67,166	79,178	8	(3,876)	75,310
U.S. treasuries	51,762	—	(4,001)	47,761	51,809	—	(3,767)	48,042
Mortgage-backed securities	30,109	3	(4,139)	25,973	32,560	10	(4,000)	28,570
Mutual funds	14,819	—	—	14,819	13,602	—	—	13,602
U.S. government agency securities	4,105	—	(335)	3,770	5,947	—	(336)	5,611
Money market funds	2,443	—	—	2,443	486	—	—	486
Asset-backed securities	662	2	—	664	980	11	—	991
Total restricted cash and investments	174,799	6	(12,209)	162,596	184,562	29	(11,979)	172,612
Total investments	$220,315	$9	$(16,095)	$204,229	$295,091	$51	$(15,982)	$279,160

(1) Included in restricted cash and investments within the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 is restricted cash of $1.4 million and $30.8 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at June 30, 2026 and December 31, 2025 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	June 30, 2026				December 31, 2025
	Total				Total
	Recorded				Recorded
	Basis	Level 1	Level 2	Other (1)	Basis	Level 1	Level 2	Other (1)
Cash equivalents:
Money market funds	$781	$—	$—	$781	$44,394	$—	$—	$44,394
Investments:
Corporate bonds	18,204	—	18,204	—	26,594	—	26,594	—
U.S. treasuries	13,630	—	13,630	—	13,627	—	13,627	—
Mortgage-backed securities	8,684	—	8,684	—	9,148	—	9,148	—
Asset-backed securities	334	—	334	—	7,518	—	7,518	—
U.S. government agency securities	—	—	—	—	5,267	—	5,267	—
Restricted cash and investments:
Corporate bonds	67,166	—	67,166	—	75,310	—	75,310	—
U.S. treasuries	47,761	—	47,761	—	48,042	—	48,042	—
Mortgage-backed securities	25,973	—	25,973	—	28,570	—	28,570	—
Mutual funds	14,819	14,819	—	—	13,602	13,602	—	—
U.S. government agency securities	3,770	—	3,770	—	5,611	—	5,611	—
Money market funds	2,443	—	—	2,443	486	—	—	486
Asset-backed securities	664	—	664	—	991	—	991	—
Total investments	$204,229	$14,819	$186,186	$3,224	$279,160	$13,602	$220,678	$44,880

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at June 30, 2026 and December 31, 2025. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The table also includes money market funds, which are classified as cash and cash equivalents on the Company’s condensed consolidated balance sheets.

	June 30, 2026
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$12,723	$70,253	$2,394	$—	$85,370
U.S. treasuries	3,264	58,127	—	—	61,391
Money market funds	3,224	—	—	—	3,224
U.S. government agency securities	—	3,770	—	—	3,770
Asset-backed securities	—	262	149	587	998
Total	$19,211	$132,412	$2,543	$587	$154,753

	December 31, 2025
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$11,486	$85,088	$5,330	$—	$101,904
U.S. treasuries	3,237	49,405	9,027	—	61,669
Money market funds	44,880	—	—	—	44,880
U.S. government agency securities	2,096	8,782	—	—	10,878
Asset-backed securities	—	578	151	7,780	8,509
Total	$61,699	$143,853	$14,508	$7,780	$227,840

The average contractual maturity of mortgage-backed securities, which are excluded from the table above, was 20 years as of each of June 30, 2026 and December 31, 2025.

The fair values and gross unrealized losses of the Company’s available for sale securities that were in an unrealized loss position as of June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	June 30, 2026
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Recorded	Unrealized	Recorded	Unrealized	Recorded	Unrealized
	Basis	Losses	Basis	Losses	Basis	Losses
Investments:
Corporate bonds	$906	$(104)	$17,099	$(1,003)	$18,005	$(1,107)
U.S. treasuries	—	—	13,630	(631)	13,630	(631)
Mortgage-backed securities	—	—	8,683	(2,102)	8,683	(2,102)
Asset-backed securities	—	—	334	(46)	334	(46)
Total investments	906	(104)	39,746	(3,782)	40,652	(3,886)
Restricted investments:
Corporate bonds	373	—	66,608	(3,734)	66,981	(3,734)
U.S. treasuries	721	(12)	47,040	(3,989)	47,761	(4,001)
Mortgage-backed securities	915	(8)	24,431	(4,131)	25,346	(4,139)
U.S. government agency securities	—	—	3,770	(335)	3,770	(335)
Asset-backed securities	149	—	—	—	149	—
Total restricted investments	2,158	(20)	141,849	(12,189)	144,007	(12,209)
Total investments and restricted investments	$3,064	$(124)	$181,595	$(15,971)	$184,659	$(16,095)

	December 31, 2025
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Recorded	Unrealized	Recorded	Unrealized	Recorded	Unrealized
	Basis	Losses	Basis	Losses	Basis	Losses
Investments:
Corporate bonds	$—	$—	$26,394	$(1,238)	$26,394	$(1,238)
U.S. treasuries	—	—	13,627	(634)	13,627	(634)
Mortgage-backed securities	—	—	9,148	(2,026)	9,148	(2,026)
U.S. government agency securities	—	—	5,267	(42)	5,267	(42)
Asset-backed securities	—	—	1,302	(63)	1,302	(63)
Total investments	—	—	55,738	(4,003)	55,738	(4,003)
Restricted investments:
Corporate bonds	100	—	73,745	(3,876)	73,845	(3,876)
U.S. treasuries	729	(1)	47,313	(3,766)	48,042	(3,767)
Mortgage-backed securities	—	—	26,916	(4,000)	26,916	(4,000)
U.S. government agency securities	—	—	5,611	(336)	5,611	(336)
Total restricted investments	829	(1)	153,585	(11,978)	154,414	(11,979)
Total investments and restricted investments	$829	$(1)	$209,323	$(15,981)	$210,152	$(15,982)

We have determined that the gross unrealized losses on our investments as of each of June 30, 2026 and December 31, 2025 were temporary in nature. The decline in fair value was due to changes in market interest rates, rather than credit losses.

Note 3 – Workers’ Compensation Claims Costs

Workers’ Compensation Claims Liabilities

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Beginning balance
Workers' compensation claims liabilities	$101,810	$121,228	$108,584	$128,446
Add: claims expense incurred
Current period	3,116	2,697	6,816	6,025
Prior periods	20	(3,222)	(1,044)	(7,004)
Total claims expense incurred	3,136	(525)	5,772	(979)
Less: claim payments related to
Current period	2,794	1,179	4,856	2,357
Prior periods	4,133	5,593	9,975	11,113
Total claim payments	6,927	6,772	14,831	13,470

Change in claims incurred in excess of retention limits	(113)	(29)	(1,619)	(95)
Ending balance
Workers' compensation claims liabilities	$97,906	$113,902	$97,906	$113,902

The Company provided a total of $97.9 million and $108.6 million at June 30, 2026 and December 31, 2025, respectively, as the estimated future liability for unsettled workers’ compensation claims liabilities. Of this amount, $8.1 million and $9.7 million at June 30, 2026 and December 31, 2025, respectively, represent case reserves and IBNR in excess of the Company’s retention. The accrual for costs incurred in excess of retention is offset by a receivable from insurance carriers of $8.1 million and $9.7 million at June 30, 2026 and December 31, 2025, respectively, which is included in other assets in the condensed consolidated balance sheets.

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

The Company maintains a fully insured arrangement for its insured program, whereby third-party insurers assume substantially all risk of loss for claims incurred under the program. This fully insured arrangement covers claims incurred between July 1, 2021 and June 30, 2027.

The Company’s fully insured policies allow for return premiums if claims develop favorably, ranging from $20.0 million to $32.0 million, depending on the policy period. For the policy period beginning July 1, 2021, BBSI can incur additional premiums up to $7.5 million if claims develop adversely. For all other policy years, no additional premiums can be charged based on claim performance.

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

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $135.0 million and $175.3 million at June 30, 2026 and December 31, 2025, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $47.3 million and $52.1 million at June 30, 2026 and December 31, 2025, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At June 30, 2026, the Company provided surety bonds totaling $47.3 million.

Note 4 - Revolving Credit Facility

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the “Bank”) for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $25.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.30% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at each of June 30, 2026 and December 31, 2025. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment. The revolving credit facility will mature on August 1, 2028, unless extended.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At June 30, 2026, the Company was in compliance with all covenants.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely-than-not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended June 30, 2026. At each of June 30, 2026 and December 31, 2025, the Company had not recorded a valuation allowance against its deferred tax assets.

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

As a result of the Tax Court’s decision, the Company recorded charges of $8.6 million of additional income tax expense and $4.1 million of related interest during the first quarter of 2026. The net impact of these charges, after considering the associated tax benefit on interest, resulted in an $11.6 million increase in net loss. These charges were recorded within provision for income taxes on the Company’s consolidated statements of operations and relate to the tax years addressed by the Tax Court’s decision, as well as tax years 2021 and 2022, which represent the remaining periods of the Company’s potential exposure related to wage‑based tax credits. The Company did not record penalties related to these matters, which are approximately $1.8 million for the tax years covered by the Tax Court’s decision, as the Company believes that the position involves novel legal issues for which penalties should not apply.

The Company disagrees with the Tax Court’s decision and is continuing to evaluate the available legal options, including any rights to appeal. The Company does not expect the decision to have an effect on its current business operations or services provided to clients.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for tax years before 2017. As of June 30, 2026 and December 31, 2025, total gross unrecognized tax benefits, excluding interest and penalties, of $1.0 million and $0.8 million, respectively, would affect the Company’s effective tax rate if recognized in future periods.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company’s state effective tax rate could fluctuate from expectations.

At June 30, 2026, the Company had no operating loss carryforwards or tax credit carryforwards.

Note 6 – Litigation and Other Contingencies

The Company has made payroll tax filings on behalf of numerous current and former clients claiming Employee Retention Tax Credits (“ERCs”). These filings are currently under examination by the IRS to assess the eligibility of the credits claimed. During the second quarter of 2026, the Company received a notice of proposed adjustment from the IRS that may result in the disallowance of up to approximately $63.0 million of ERCs that had previously been paid to clients. The examination is ongoing and the amount ultimately determined to be disallowed, if any, may differ from the proposed adjustment.

Determining eligibility for ERCs is complex and is based on company-specific information, which we and other third-party payors do not independently have. While our clients are contractually and statutorily responsible for the accuracy of such claims and for any resulting liabilities, the IRS has taken the general position that certain third-party payors, including professional employer organizations such as BBSI, also bear responsibility for the repayment of disallowed credits, notwithstanding that such payors do not determine eligibility for the credits and do not receive the economic benefit of the credits. We disagree with the IRS’s position and intend to vigorously contest it.

If the IRS were to seek recovery from the Company for disallowed credits and the Company were unable to recover such amounts from its clients or cause the clients to repay them, the Company nevertheless could be required to remit such amounts to the IRS. At this time, the Company is unable to make a reasonable estimate of the possible loss or range of loss, if any, associated with these matters, and accordingly, no liability has been recorded.

In addition to the matter above, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management evaluates such matters in accordance with applicable accounting guidance and records a liability when a loss is considered probable and reasonably estimable. Based on currently available information, the Company has recorded estimated liabilities totaling $0.3 million and $0.5 million as of June 30, 2026 and December 31, 2025, respectively, within other accrued liabilities in the condensed consolidated balance sheets.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026		2025		2026		2025
Revenues:
Professional employer services	$304,969	95.5%	$290,170	94.3%	$597,966	95.5%	$565,096	94.1%
Staffing services	14,299	4.5	17,487	5.7	28,307	4.5	35,127	5.9
Total revenues	319,268	100.0	307,657	100.0	626,273	100.0	600,223	100.0
Cost of revenues:
Direct payroll costs	10,634	3.3	13,165	4.3	21,116	3.4	26,471	4.4
Payroll taxes	158,165	49.5	155,026	50.4	332,261	53.1	324,416	54.0
Benefit costs	28,918	9.1	18,251	5.9	56,366	9.0	35,867	6.0
Workers’ compensation	56,697	17.8	47,956	15.6	108,491	17.3	97,586	16.3
Total cost of revenues	254,414	79.7	234,398	76.2	518,234	82.8	484,340	80.7
Gross margin	64,854	20.3	73,259	23.8	108,039	17.2	115,883	19.3
Selling, general and administrative expenses	47,194	14.8	48,188	15.7	94,674	15.1	93,026	15.5
Depreciation and amortization	2,257	0.7	2,038	0.7	4,430	0.7	3,996	0.7
Income from operations	15,403	4.8	23,033	7.5	8,935	1.4	18,861	3.1
Other income, net	1,920	0.6	2,297	0.7	3,950	0.6	4,931	0.8
Income before income taxes	17,323	5.4	25,330	8.2	12,885	2.0	23,792	3.9
Provision for income taxes	4,453	1.4	6,876	2.2	14,818	2.4	6,359	1.1
Net income (loss)	$12,870	4.0%	$18,454	6.0%	$(1,933)	(0.4)%	$17,433	2.8%

During the first quarter of 2026, the Company recorded tax-effected charges of $11.6 million related to the disallowance of certain wage-based tax credits claimed in prior years. This charge was recorded within provision for income taxes on our condensed consolidated statements of operations. We have excluded this charge from our non-GAAP measures as it relates to prior periods and is not indicative of our current or future operational performance. See “Note 5 – Income Taxes” to the condensed consolidated financial statements included in Item 1 of Part I of this report for additional information.

The reconciliation of net loss and diluted loss per share to non-GAAP net income and non-GAAP diluted income per share for the six months ended June 30, 2026 is shown in the table below (in thousands, except per share amounts):

	(Unaudited)
	Six Months Ended
	June 30,
	2026
	Net (Loss) Income	Diluted (Loss) Income Per Share
GAAP net loss	$(1,933)	$(0.08)
Non-recurring tax adjustment	11,565	0.47
Non-GAAP net income	$9,632	$0.39
Weighted average number of diluted common shares outstanding		24,689

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three and six months ended June 30, 2026 and 2025.

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Gross billings	$2,292,861	$2,234,472	$4,454,132	$4,323,141
PEO and staffing wages	$1,984,228	$1,939,966	$3,848,893	$3,749,434

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
PEO and staffing wages	86.5%	86.8%	86.4%	86.7%
Payroll taxes	6.9%	7.0%	7.5%	7.5%
Benefit costs	1.3%	0.8%	1.3%	0.8%
Workers' compensation	2.5%	2.1%	2.4%	2.3%
Gross margin	2.8%	3.3%	2.4%	2.7%

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

	(Unaudited)
	Three Months Ended
	June 30,
	2026	Year-over-year % Growth	2025	Year-over-year % Growth
Average WSEs	139,712	0.5%	138,969	8.0%
Ending WSEs	141,561	0.6%	140,671	8.2%

	(Unaudited)
	Six Months Ended
	June 30,
	2026	Year-over-year % Growth	2025	Year-over-year % Growth
Average WSEs	137,353	1.2%	135,714	7.8%
Ending WSEs	141,561	0.6%	140,671	8.2%

Three Months Ended June 30, 2026 and 2025

Net income for the second quarter of 2026 amounted to $12.9 million compared to net income of $18.5 million for the second quarter of 2025. Diluted net income per share for the second quarter of 2026 was $0.52 compared to diluted net income per share of $0.70 for the second quarter of 2025.

Revenue for the second quarter of 2026 totaled $319.3 million, an increase of $11.6 million or 3.8% over the second quarter of 2025, which reflects an increase in the Company’s PEO services revenue of $14.8 million or 5.1% and a decrease in staffing services revenue of $3.2 million or 18.2%.

The increase in PEO services revenue was primarily attributable to a 0.5% increase in the average number of WSEs as well as a 2.2% increase in average billing per WSE per day.

Gross margin for the second quarter of 2026 totaled $64.9 million or 20.3% of revenue compared to $73.3 million or 23.8% of revenue for the second quarter of 2025. The decrease in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the second quarter of 2026 totaled $10.6 million or 3.3% of revenue compared to $13.2 million or 4.3% of revenue for the second quarter of 2025. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the second quarter of 2025.

Payroll taxes for the second quarter of 2026 totaled $158.2 million or 49.5% of revenue compared to $155.0 million or 50.4% of revenue for the second quarter of 2025. The decrease in payroll taxes as a percentage of revenues in the second quarter of 2026 was primarily due to a higher mix of revenue attributable to PEO client benefits coverage, which is not subject to payroll taxes.

Benefit costs for the second quarter of 2026 totaled $28.9 million or 9.1% of revenue compared to $18.3 million or 5.9% of revenue for the second quarter of 2025. The increase in benefit costs as a percentage of revenues was primarily due to expanded adoption of our PEO client benefit programs, as well as an increase in health insurance premium rates.

Workers’ compensation expense for the second quarter of 2026 totaled $56.7 million or 17.8% of revenue compared to $48.0 million or 15.6% of revenue for the second quarter of 2025. The increase in workers’ compensation expense as a percentage of revenues was primarily attributable to higher workers’ compensation costs in the second quarter of 2026, which included favorable prior year liability and premium adjustments of $2.0 million, compared to favorable prior year liability and premium adjustments of $8.8 million in the second quarter of 2025.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2026 totaled $47.2 million or 14.8% of revenue compared to $48.2 million or 15.7% of revenue for the second quarter of 2025. The decrease of $1.0 million in SG&A expense was primarily attributable to decreased employee-related costs compared to the second quarter of 2025.

Other income, net for the second quarter of 2026 totaled $1.9 million compared to other income, net of $2.3 million for the second quarter of 2025. The decrease was primarily attributable to a decrease in investment income in the second quarter of 2026.

Our effective income tax rate for the second quarter of 2026 was 25.7% compared to 27.1% for the second quarter of 2025. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

Six Months Ended June 30, 2026 and 2025

Net loss for the first six months of 2026 amounted to $1.9 million compared to net income of $17.4 million for the first six months of 2025. Diluted net loss per share for the first six months of 2026 was $0.08 compared to diluted net income per share of $0.66 for the first six months of 2025.

Revenue for the first six months of 2026 totaled $626.3 million, an increase of $26.1 million or 4.3% over the first six months of 2025, which reflects an increase in the Company's PEO services revenue of $32.9 million or 5.8% and a decrease in staffing services revenue of $6.8 million or 19.4%.

The increase in PEO services revenue was primarily attributable to a 1.2% increase in the average number of WSEs as well as a 2.0% increase in average billing per WSE per day.

Gross margin for the first six months of 2026 totaled $108.0 million or 17.2% of revenue compared to $115.9 million or 19.3% of revenue for the first six months of 2025. The decrease in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the first six months of 2026 totaled $21.1 million or 3.4% of revenue compared to $26.5 million or 4.4% of revenue for the first six months of 2025. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the first six months of 2025.

Payroll taxes for the first six months of 2026 totaled $332.3 million or 53.1% of revenue compared to $324.4 million or 54.0% of revenue for the first six months of 2025. The decrease in payroll taxes as a percentage of revenues for the first six months of 2026 was primarily due to a higher mix of revenue attributable to PEO client benefits coverage, which is not subject to payroll taxes.

Benefit costs for the first six months of 2026 totaled $56.4 million or 9.0% of revenue compared to $35.9 million or 6.0% of revenue for the second quarter of 2025. The increase in benefit costs as a percentage of revenues was primarily due to expanded adoption of our PEO client benefit programs, as well as an increase in health insurance premium rates.

Workers' compensation expense for the first six months of 2026 totaled $108.5 million or 17.3% of revenue compared to $97.6 million or 16.3% of revenue for the first six months of 2025. The increase in workers' compensation expense as a percentage of revenues was primarily due to higher workers' compensation costs in the first six months of 2026, which included favorable prior year liability and premium adjustments of $3.1 million in the first six months of 2026 compared to favorable prior year liability and premium adjustments of $12.6 million in the first six months of 2025.

SG&A expense for the first six months of 2026 totaled $94.7 million or 15.1% of revenue compared to $93.0 million or 15.5% of revenue for the first six months of 2025. The increase of $1.7 million in SG&A expense was primarily attributable to increased employee-related benefit and information technology costs compared to the first six months of 2025.

Other income, net for the first six months of 2026 totaled $4.0 million compared to other income, net of $4.9 million for the first six months of 2025. The decrease was primarily attributable to a decrease in investment income in the first six months of 2026.

Provision for income taxes for the first six months of 2026 was $14.8 million compared to provision for income taxes of $6.4 million for the first six months of 2025. The increase was primarily due to additional tax expense and interest recorded during the first quarter of 2026 related to the disallowance of certain wage-based tax credits claimed in prior years. See “Note 5 – Income Taxes” to the condensed consolidated financial statements included in Item 1 of Part I of this report for additional information.

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

Liquidity and Capital Resources

The Company’s cash balance of $30.9 million, which includes cash, cash equivalents, and restricted cash, decreased $95.5 million for the six months ended June 30, 2026, compared to a decrease of $45.4 million for the comparable period of 2025. The decrease in cash at June 30, 2026 as compared to December 31, 2025 was primarily due to the factors discussed below.

Net cash used in operating activities for the six months ended June 30, 2026 amounted to $78.0 million, compared to cash used of $48.6 million for the comparable period of 2025. For the six months ended June 30, 2026, net cash used in operating activities was primarily due to increased trade accounts receivable of $52.9 million, decreased premium payable of $42.7 million, decreased payroll taxes payable of $14.0 million, decreased other accrued liabilities of $9.5 million and decreased workers’ compensation claims liabilities of $9.1 million, partially offset by increased accrued payroll and related benefits of $34.6 million and increased income taxes payable of $13.5 million.

Net cash provided by investing activities for the six months ended June 30, 2026 totaled $22.7 million, compared to cash provided of $26.1 million for the comparable period of 2025. For the six months ended June 30, 2026, net cash provided by investing activities consisted of proceeds from sales and maturities of investments and restricted investments of $35.8 million, partially offset by purchases of property, equipment and software of $11.2 million.

Net cash used in financing activities for the six months ended June 30, 2026 was $40.2 million, compared to cash used of $22.9 million for the comparable period of 2025. For the six months ended June 30, 2026, net cash used in financing activities primarily consisted of repurchases of common stock of $35.5 million and dividend payments of $3.9 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $135.0 million and $175.3 million at June 30, 2026 and December 31, 2025, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

See “Note 4 – Revolving Credit Facility” to the condensed consolidated financial statements included in Item 1 of Part I of this report for additional information regarding the Company’s credit agreement with Wells Fargo Bank, N.A.

Forward-Looking Information

Statements in this report include forward-looking statements, which are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, discussion of economic conditions in our market areas, especially in California, and their effect on revenue levels; the competitiveness of our service offerings; the availability of certain fully insured medical and other health and welfare benefits to qualifying worksite employees; our ability to attract and retain clients and to achieve revenue growth; the effect of changes in our mix of services on gross margin; labor market conditions, including the impact of AI and automation on workplace displacement; the adequacy of our workers’ compensation reserves; the effect of changes in estimates of our future claims liabilities on our workers’ compensation reserves, including the effect of changes in our reserving practices and claims management process on our actuarial estimates; expected levels of required surety deposits and letters of credit; the outcome of audits and other determinations by the IRS; the effect of our formation and operation of two wholly owned licensed insurance subsidiaries; the risks of operation and cost of our insured program; the financial viability of our excess insurance carriers; the effectiveness of our management information systems; our relationship with our primary bank lender and the availability of financing and working capital to meet our funding requirements; litigation costs; the effect of inflationary pressures or changes in the interest rate environment on the value of our investment securities; the adequacy of our allowance for expected credit losses; and the potential for and effect of acquisitions.

All our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include: our ability to retain current clients and attract new clients; technology disruption, including the displacement of employees through the adoption of AI and automation by our clients; difficulties associated with integrating clients into our operations; economic trends in our service areas and the potential effects of changing governmental policies, including those related to immigration, tariffs, other trade policies, or climate regulation; risks to our business and the business of our clients arising from current or future tariffs or other trade restrictions, supply chain issues, changes in labor force, or geopolitical instability, including the wars in Ukraine and Iran, other conflicts in the Middle East, and the potential for future conflicts or disruptions in other parts of the world; natural disasters; the potential for material deviations from expected future workers’ compensation claims experience; changes in the workers’ compensation regulatory environment in our primary markets; PEO client benefit costs, particularly with regard to health insurance benefits; security breaches or failures in the Company’s information technology systems; collectability of accounts receivable; changes in executive management; changes in effective payroll tax rates and federal and state income tax rates; the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results); the effects of inflation on our operating expenses and those of our clients; the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business; the impact of the One Big Beautiful Bill Act and other recently enacted legislation on our business; the effect of changing monetary policy, interest rates and conditions in the global capital markets on our investment portfolio; and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our insured program. Additional risk factors affecting our business are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 26, 2026 and in Item 1A of Part II in this report. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and outstanding borrowings on its line of credit. The Company’s investments and restricted investments, which are classified as available-for-sale, consist primarily of fixed-rate debt securities, the fair value of which fluctuates with prevailing interest rates. Our cash equivalents consist primarily of money market funds, which are not meaningfully impacted by interest rate risk. We attempt to limit our investment portfolio's exposure to market risk through low investment turnover and diversification. Based on the Company’s overall interest exposure at June 30, 2026, a 50 basis point increase in market interest rates would have a $2.7 million downward effect on the fair value of the Company’s investment portfolio. Outstanding borrowings on the Company’s line of credit bear interest at a variable market rate, which makes the cost of borrowing on the line of credit susceptible to changing interest rates. At June 30, 2026, the Company had no outstanding borrowings on its line of credit.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factor presents a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 26, 2026. The risks and uncertainties described in the 2025 Annual Report on Form 10-K continue to be present and should be carefully reviewed. Additional risks and uncertainties that we currently believe are immaterial or of which we are currently unaware may also adversely affect our business operations, financial condition, or operating results.

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

Additionally, our clients may be eligible for various legislative and regulatory programs, including those established under the CARES Act and the American Rescue Plan Act, such as the Employee Retention Tax Credit (“ERC”), which use payroll tax credits or deferrals as the mechanism to provide benefits to small businesses and employees. When current and former clients utilize ERCs and other similar programs, the IRS has required the associated tax forms to be filed through the PEO. We have made such filings for many of our current and former clients claiming ERCs. These filings are currently under examination by the IRS to assess the eligibility of the ERCs claimed by our PEO clients. During the second quarter of 2026, the Company received a notice of proposed adjustment from the IRS that may result in the disallowance of up to approximately $63.0 million of credits previously paid to client companies. Determining eligibility for ERCs and other programs is complex and is based on company-specific data that PEOs do not possess for their clients. Notwithstanding that PEOs do not determine eligibility for such credits and do not receive the economic benefit of such credits, the IRS has taken the general position that certain third-party payors, including PEOs, as well as their clients, are responsible for repaying disallowed tax credit claims under the ERC program. While we disagree with the IRS’s position and our clients are contractually and statutorily responsible for repaying any disallowed tax credits previously paid by the IRS, recovery from our clients cannot be assured. Failure to recover a significant amount of disallowed tax credits from our clients where the IRS seeks to hold BBSI liable likely would have a material adverse effect on our business, reputation, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended June 30, 2026.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (in thousands) (2)
Apr 1 - Apr 30, 2026	—	$—	—	$55,325
May 1 - May 31, 2026	395,487	$30.46	395,487	$43,279
Jun 1 - Jun 30, 2026	91,324	$32.89	91,324	$40,275
Total	486,811		486,811

(1) Average price paid per share includes commissions paid to our broker and excludes excise taxes incurred on share repurchases.

(2) On August 4, 2025, the Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock over a two-year period beginning August 4, 2025. As of June 30, 2026, the Company had repurchased 1,797,799 shares at an aggregate purchase price of $59.7 million.

Item 5. Other Information

Trading Plans

During the quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: August 5, 2026	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer