Form 10-Q
period 2026-09-30
BARRETT BUSINESS SERVICES INC
filed 2026-11-05
CIK 902791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of October 21, 2026, 23,964,307 shares of the registrant’s common stock ($0.01 par value) were outstanding.

BARRETT BUSINESS SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

Barrett Business Services, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Par Value)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$46,098	$95,033
Investments	27,637	62,154
Trade accounts receivable, net	328,730	248,626
Income taxes receivable	952	2,965
Prepaid expenses and other	24,655	18,652
Restricted cash and investments	65,342	97,210
Total current assets	493,414	524,640
Property, equipment and software, net	76,829	67,230
Operating lease right-of-use assets	21,777	23,218
Restricted cash and investments	97,796	106,216
Goodwill	47,820	47,820
Other assets	8,136	9,869
Deferred income taxes	811	74
Total assets	$746,583	$779,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,488	$7,433
Accrued payroll and related benefits	305,266	237,783
Payroll taxes payable	49,318	62,463
Current operating lease liabilities	7,070	6,969
Current premium payable	8,703	38,992
Other accrued liabilities	9,032	19,357
Workers' compensation claims liabilities	31,247	32,875
Total current liabilities	417,124	405,872
Long-term workers' compensation claims liabilities	65,005	75,709
Long-term premium payable	26,177	26,025
Long-term operating lease liabilities	15,953	17,484
Customer deposits and other long-term liabilities	14,565	12,977
Total liabilities	538,824	538,067
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity:
Common stock, $.01 par value; 82,000 shares authorized, 23,964 and 25,179 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	240	252
Additional paid-in capital	48,079	46,121
Accumulated other comprehensive loss	(13,973)	(11,487)
Retained earnings	173,413	206,114
Total stockholders' equity	207,759	241,000
Total liabilities and stockholders' equity	$746,583	$779,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Professional employer services	$316,212	$299,685	$914,178	$864,781
Staffing services	17,850	19,264	46,157	54,391
Total revenues	334,062	318,949	960,335	919,172
Cost of revenues:
Direct payroll costs	13,624	14,604	34,740	41,075
Payroll taxes	160,742	156,040	493,003	480,456
Benefit costs	29,104	20,230	85,470	56,097
Workers' compensation	57,921	51,310	166,412	148,896
Total cost of revenues	261,391	242,184	779,625	726,524
Gross margin	72,671	76,765	180,710	192,648
Selling, general and administrative expenses	48,881	49,886	143,555	142,912
Depreciation and amortization	2,559	2,097	6,989	6,093
Income from operations	21,231	24,782	30,166	43,643
Other income (expense):
Investment income, net	1,243	1,983	5,175	6,903
Interest expense	(43)	(45)	(127)	(133)
Other, net	102	32	204	131
Other income, net	1,302	1,970	5,252	6,901
Income before income taxes	22,533	26,752	35,418	50,544
Provision for income taxes	5,783	6,133	20,601	12,492
Net income	$16,750	$20,619	$14,817	$38,052
Basic income per common share	$0.69	$0.80	$0.60	$1.48
Weighted average number of basic common shares outstanding	24,135	25,688	24,505	25,696
Diluted income per common share	$0.69	$0.79	$0.60	$1.45
Weighted average number of diluted common shares outstanding	24,419	26,171	24,830	26,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)

	Three Months Ended
	September 30,
	2026	2025
Net income	$16,750	$20,619
Unrealized (losses) gains on investments, net of tax of $(927) and $666 in 2026 and 2025, respectively	(2,141)	1,671
Comprehensive income	$14,609	$22,290

	Nine Months Ended
	September 30,
	2026	2025
Net income	$14,817	$38,052
Unrealized (losses) gains on investments, net of tax of $(737) and $2,558 in 2026 and 2025, respectively	(2,486)	6,651
Comprehensive income	$12,331	$44,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Barrett Business Services, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2026

(Unaudited)

(In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance, December 31, 2025	25,179	$252	$46,121	$(11,487)	$206,114	$241,000
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	119	1	560	—	—	561
Common stock repurchased on vesting of restricted stock units and performance awards	(41)	—	(1,277)	—	—	(1,277)
Share-based compensation expense	—	—	2,837	—	—	2,837
Company repurchases of common stock	(701)	(7)	(1,339)	—	(18,939)	(20,285)
Cash dividends on common stock ($0.08 per share)	—	—	—	—	(1,979)	(1,979)
Unrealized loss on investments, net of tax	—	—	—	(388)	—	(388)
Net loss	—	—	—	—	(14,803)	(14,803)
Balance, March 31, 2026	24,556	$246	$46,902	$(11,875)	$170,393	$205,666
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	6	—	—	—	—	—
Common stock repurchased on vesting of restricted stock units and performance awards	(2)	—	(67)	—	—	(67)
Share-based compensation expense	—	—	2,408	—	—	2,408
Company repurchases of common stock	(487)	(5)	(976)	—	(14,218)	(15,199)
Cash dividends on common stock ($0.08 per share)	—	—	—	—	(1,941)	(1,941)
Unrealized gain on investments, net of tax	—	—	—	43	—	43
Net income	—	—	—	—	12,870	12,870
Balance, June 30, 2026	24,073	$241	$48,267	$(11,832)	$167,104	$203,780
Common stock issued on exercise of options, purchase of ESPP shares and vesting of restricted stock units and performance awards	237	2	525	—	—	527
Common stock repurchased on vesting of restricted stock units and performance awards	(72)	(1)	(2,715)	—	—	(2,716)
Share-based compensation expense	—	—	2,552	—	—	2,552
Company repurchases of common stock	(274)	(2)	(550)	—	(8,511)	(9,063)
Cash dividends on common stock ($0.08 per share)	—	—	—	—	(1,930)	(1,930)
Unrealized loss on investments, net of tax	—	—	—	(2,141)	—	(2,141)
Net income	—	—	—	—	16,750	16,750
Balance, September 30, 2026	23,964	$240	$48,079	$(13,973)	$173,413	$207,759

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

Barrett Business Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$14,817	$38,052
Reconciliations of net income to net cash used in operating activities:
Depreciation and amortization	6,989	6,093
Non-cash operating lease expense	5,330	5,064
Net investment amortization (accretion) and losses (gains) recognized	859	335
Losses recognized on disposal of property, equipment and software	—	54
Deferred income taxes	(1)	22
Share-based compensation	7,797	7,791
Changes in certain operating assets and liabilities:
Trade accounts receivable	(80,104)	(66,083)
Income taxes	2,013	2,336
Prepaid expenses and other	(6,003)	(7,108)
Accounts payable	(945)	(945)
Accrued payroll and related benefits	67,461	62,950
Payroll taxes payable	(13,145)	(6,521)
Other accrued liabilities	(9,900)	7,325
Premium payable	(30,137)	(35,554)
Workers' compensation claims liabilities	(10,592)	(19,157)
Operating lease liabilities	(5,319)	(4,984)
Other assets and liabilities, net	(164)	153
Net cash used in operating activities	(51,044)	(10,177)
Cash flows from investing activities:
Purchase of property, equipment and software	(16,588)	(13,281)
Purchase of investments	—	(7,669)
Proceeds from sales and maturities of investments	26,179	15,715
Purchase of restricted investments	(2,339)	(35,728)
Proceeds from sales and maturities of restricted investments	25,161	68,346
Net cash provided by investing activities	32,413	27,383
Cash flows from financing activities:
Proceeds from credit-line borrowings	—	4,508
Payments on credit-line borrowings	—	(4,508)
Repurchases of common stock	(44,547)	(24,825)
Common stock repurchased on vesting of restricted stock units and performance awards	(4,060)	(5,967)
Dividends paid	(5,850)	(6,162)
Proceeds from exercise of stock options and purchase of ESPP shares	1,088	3,201
Net cash used in financing activities	(53,369)	(33,753)
Net decrease in cash, cash equivalents and restricted cash	(72,000)	(16,547)
Cash, cash equivalents and restricted cash, beginning of period	126,334	82,588
Cash, cash equivalents and restricted cash, end of period	$54,334	$66,041

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

Investments

The Company classifies investments as available-for-sale. The Company’s investments are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Investments are recorded as current on the condensed consolidated balance sheets as the invested funds are available for current operations. Management considers available evidence in evaluating potential impairment of investments, including the extent to which fair value is less than cost and adverse conditions related to the security. In the event of a credit loss, an allowance would be recognized based on the present value of expected future cash flows, limited to the amount by which the fair value of the security is less than its amortized cost basis. Realized gains and losses on sales of investments are included in investment income, net in our condensed consolidated statements of operations. Investment income, net in the condensed consolidated statements of operations includes interest income as summarized in the table below for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income	$1,336	$1,876	$5,225	$6,778

Restricted cash and investments

The Company holds restricted cash and investments primarily for the future payment of insurance premiums and workers’ compensation claims. These investments are categorized as available-for-sale. They are reported at fair value with unrealized gains and losses, net of taxes, shown as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Restricted cash and investments are classified as current and noncurrent on the condensed consolidated balance sheets based on the nature of the restriction. Management considers available evidence in evaluating potential impairment of restricted investments, including the extent to which fair value is less than cost and adverse conditions related to the security. In the event of a credit loss, an allowance would be recognized based on the present value of expected future cash flows, limited to the amount by which the fair value of the security is less than its amortized cost basis. Realized gains and losses on sales of restricted investments are included in investment income in our condensed consolidated statements of operations.

Restricted cash and investments also includes investments held as part of the Company’s deferred compensation plan. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported as a component of income (loss) from operations.

Trade accounts receivable

PEO customers are invoiced following the end of each payroll processing cycle, with payment generally due on the invoice date, and staffing customers are generally invoiced weekly with payment terms of 30 days. The following table summarizes the Company’s trade accounts receivable, net at September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30,	December 31,
	2026	2025
Unbilled trade accounts receivable	$320,937	$241,471
Billed trade accounts receivable	8,829	7,505
Allowance for expected credit losses	(1,036)	(350)
Trade accounts receivable, net	$328,730	$248,626

Allowance for expected credit losses

The Company had an allowance for expected credit losses of $1.0 million and $0.4 million at September 30, 2026 and December 31, 2025, respectively. We make estimates of the collectability of our accounts receivable for services provided to our customers based on future expected credit losses. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment trends when evaluating the adequacy of the allowance for expected credit losses. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Statements of cash flows

Interest paid during the nine months ended September 30, 2026 and 2025 did not materially differ from interest expense. Income taxes paid net of income tax refunds received by the Company during the nine months ended September 30, 2026 totaled $18.5 million. Income taxes paid net of income tax refunds received by the Company during the nine months ended September 30, 2025 totaled $10.1 million.

Bank deposits and other cash equivalents that are restricted for use are classified as restricted cash. The table below reconciles the cash, cash equivalents and restricted cash balances from our condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2026	2025	2025	2024
Cash and cash equivalents	$46,098	$95,033	$47,676	$55,367
Restricted cash included in restricted cash and investments	8,236	31,301	18,365	27,221
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$54,334	$126,334	$66,041	$82,588

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Weighted average number of basic shares outstanding	24,135	25,688	24,505	25,696
Effect of dilutive securities	284	483	325	567
Weighted average number of diluted shares outstanding	24,419	26,171	24,830	26,263
Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	370	41	370	41

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

Reclassifications

To conform to the current period’s presentation, prior period payroll taxes and benefits on the consolidated statements of operations was disaggregated into payroll taxes and benefits costs. For the three months ended September 30, 2025, payroll taxes and benefits of $176.3 million was disaggregated into payroll taxes of $156.1 million and benefit costs of $20.2 million and for the nine months ended September 30, 2025, payroll taxes and benefits of $536.6 million was disaggregated into payroll taxes of $480.5 million and benefit costs of $56.1 million.

Recent accounting pronouncements

The following Accounting Standards Updates (ASUs) have been recently issued by the Financial Accounting Standards Board (FASB).

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“DISE”)

In November 2024, the FASB issued ASU 2024-03, which requires disclosure of specified information about certain costs and expenses in the notes to interim and annual financial statements. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We expect to apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements for the annual reporting period of our fiscal year beginning January 1, 2027. We have evaluated the impact of this new accounting standard on the Company's consolidated financial statements and related disclosures and do not expect that the adoption of this ASU will have a material effect on the Company’s financial condition, results of operations or cash flows.

ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, which amends the capitalization criteria of software development costs. The ASU eliminates the prior project-stage model and implements a probable-to-complete recognition threshold. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this ASU should be applied using either a prospective transition approach, modified transition approach, or retrospective transition approach. We are evaluating the impact of this new accounting standard on the Company's consolidated financial statements and related disclosures. We do not expect that the adoption of this ASU will have a material effect on the Company’s financial condition, results of operations or cash flows.

Note 2 - Fair Value Measurement

The following table summarizes the Company’s investments at September 30, 2026 and December 31, 2025 measured at fair value on a recurring basis (in thousands):

	September 30, 2026				December 31, 2025

		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Recorded		Unrealized	Unrealized	Recorded
	Cost	Gains	Losses	Basis	Cost	Gains	Losses	Basis
Current:
Cash equivalents:
Money market funds	$22,988	$—	$—	$22,988	$44,394	$—	$—	$44,394
Total cash equivalents	22,988	—	—	22,988	44,394	—	—	44,394
Investments:
Corporate bonds	13,146	3	(979)	12,170	27,827	5	(1,238)	26,594
U.S. treasuries	9,985	—	(522)	9,463	14,261	—	(634)	13,627
Mortgage-backed securities	7,976	—	(1,972)	6,004	11,174	—	(2,026)	9,148
Asset-backed securities	—	—	—	—	7,564	17	(63)	7,518
U.S. government agency securities	—	—	—	—	5,309	—	(42)	5,267
Total current investments	31,107	3	(3,473)	27,637	66,135	22	(4,003)	62,154
Restricted cash and investments (1):
Corporate bonds	66,321	—	(4,522)	61,799	79,178	8	(3,876)	75,310
U.S. treasuries	52,740	—	(4,810)	47,930	51,809	—	(3,767)	48,042
Mortgage-backed securities	31,600	—	(5,912)	25,688	32,560	10	(4,000)	28,570
Mutual funds	14,923	—	—	14,923	13,602	—	—	13,602
Money market funds	3,868	—	—	3,868	486	—	—	486
U.S. government agency securities	4,097	—	(382)	3,715	5,947	—	(336)	5,611
Asset-backed securities	905	—	(58)	847	980	11	—	991
Total restricted cash and investments	174,454	—	(15,684)	158,770	184,562	29	(11,979)	172,612
Total investments	$228,549	$3	$(19,157)	$209,395	$295,091	$51	$(15,982)	$279,160

(1) Included in restricted cash and investments within the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 is restricted cash of $4.4 million and $30.8 million, respectively, which is excluded from the table above. Restricted cash and investments are classified as current and noncurrent on the balance sheet based on the nature of the restriction.

The following table summarizes the Company’s investments at September 30, 2026 and December 31, 2025 measured at fair value on a recurring basis by fair value hierarchy level (in thousands):

	September 30, 2026				December 31, 2025
	Total				Total
	Recorded				Recorded
	Basis	Level 1	Level 2	Other (1)	Basis	Level 1	Level 2	Other (1)
Cash equivalents:
Money market funds	$22,988	$—	$—	$22,988	$44,394	$—	$—	$44,394
Investments:
Corporate bonds	12,170	—	12,170	—	26,594	—	26,594	—
U.S. treasuries	9,463	—	9,463	—	13,627	—	13,627	—
Mortgage-backed securities	6,004	—	6,004	—	9,148	—	9,148	—
Asset-backed securities	—	—	—	—	7,518	—	7,518	—
U.S. government agency securities	—	—	—	—	5,267	—	5,267	—
Restricted cash and investments:
Corporate bonds	61,799	—	61,799	—	75,310	—	75,310	—
U.S. treasuries	47,930	—	47,930	—	48,042	—	48,042	—
Mortgage-backed securities	25,688	—	25,688	—	28,570	—	28,570	—
Mutual funds	14,923	14,923	—	—	13,602	13,602	—	—
Money market funds	3,868	—	—	3,868	486	—	—	486
U.S. government agency securities	3,715	—	3,715	—	5,611	—	5,611	—
Asset-backed securities	847	—	847	—	991	—	991	—
Total investments	$209,395	$14,923	$167,616	$26,856	$279,160	$13,602	$220,678	$44,880

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

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at September 30, 2026 and December 31, 2025. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The table also includes money market funds, which are classified as cash and cash equivalents on the Company’s condensed consolidated balance sheets.

	September 30, 2026
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$19,297	$54,202	$470	$—	$73,969
U.S. treasuries	—	57,393	—	—	57,393
Money market funds	26,856	—	—	—	26,856
U.S. government agency securities	—	3,715	—	—	3,715
Asset-backed securities	—	287	—	560	847
Total	$46,153	$115,597	$470	$560	$162,780

	December 31, 2025
(In thousands)	Less than 1 Year	Between 1 to 5 Years	Between 5 to 10 Years	After 10 Years	Total
Corporate bonds	$11,486	$85,088	$5,330	$—	$101,904
U.S. treasuries	3,237	49,405	9,027	—	61,669
Money market funds	44,880	—	—	—	44,880
U.S. government agency securities	2,096	8,782	—	—	10,878
Asset-backed securities	—	578	151	7,780	8,509
Total	$61,699	$143,853	$14,508	$7,780	$227,840

The average contractual maturity of mortgage-backed securities, which are excluded from the table above, was 20 years as of each of September 30, 2026 and December 31, 2025.

The fair values and gross unrealized losses of the Company’s available for sale securities that were in an unrealized loss position as of September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	September 30, 2026
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Recorded	Unrealized	Recorded	Unrealized	Recorded	Unrealized
	Basis	Losses	Basis	Losses	Basis	Losses
Investments:
Corporate bonds	$880	$(129)	$11,091	$(850)	$11,971	$(979)
U.S. treasuries	—	—	9,463	(522)	9,463	(522)
Mortgage-backed securities	—	—	6,004	(1,972)	6,004	(1,972)
Total investments	880	(129)	26,558	(3,344)	27,438	(3,473)
Restricted investments:
Corporate bonds	548	(11)	61,251	(4,511)	61,799	(4,522)
U.S. treasuries	712	(23)	47,218	(4,787)	47,930	(4,810)
Mortgage-backed securities	1,422	(82)	24,266	(5,830)	25,688	(5,912)
U.S. government agency securities	—	—	3,715	(382)	3,715	(382)
Asset-backed securities	385	(13)	323	(45)	708	(58)
Total restricted investments	3,067	(129)	136,773	(15,555)	139,840	(15,684)
Total investments and restricted investments	$3,947	$(258)	$163,331	$(18,899)	$167,278	$(19,157)

	December 31, 2025
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Recorded	Unrealized	Recorded	Unrealized	Recorded	Unrealized
	Basis	Losses	Basis	Losses	Basis	Losses
Investments:
Corporate bonds	$—	$—	$26,394	$(1,238)	$26,394	$(1,238)
U.S. treasuries	—	—	13,627	(634)	13,627	(634)
Mortgage-backed securities	—	—	9,148	(2,026)	9,148	(2,026)
U.S. government agency securities	—	—	5,267	(42)	5,267	(42)
Asset-backed securities	—	—	1,302	(63)	1,302	(63)
Total investments	—	—	55,738	(4,003)	55,738	(4,003)
Restricted investments:
Corporate bonds	100	—	73,745	(3,876)	73,845	(3,876)
U.S. treasuries	729	(1)	47,313	(3,766)	48,042	(3,767)
Mortgage-backed securities	—	—	26,916	(4,000)	26,916	(4,000)
U.S. government agency securities	—	—	5,611	(336)	5,611	(336)
Total restricted investments	829	(1)	153,585	(11,978)	154,414	(11,979)
Total investments and restricted investments	$829	$(1)	$209,323	$(15,981)	$210,152	$(15,982)

We have determined that the gross unrealized losses on our investments as of each of September 30, 2026 and December 31, 2025 were temporary in nature. The decline in fair value was due to changes in market interest rates, rather than credit losses.

Note 3 – Workers’ Compensation Claims Costs

Workers’ Compensation Claims Liabilities

The following table summarizes the aggregate workers’ compensation reserve activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning balance
Workers' compensation claims liabilities	$97,906	$113,902	$108,584	$128,446
Add: claims expense incurred
Current period	3,552	3,232	10,368	9,257
Prior periods	283	(1,137)	(761)	(8,141)
Total claims expense incurred	3,835	2,095	9,607	1,116
Less: claim payments related to
Current period	1,502	1,644	6,358	4,001
Prior periods	3,866	5,159	13,841	16,272
Total claim payments	5,368	6,803	20,199	20,273

Change in claims incurred in excess of retention limits	(121)	(10)	(1,740)	(105)
Ending balance
Workers' compensation claims liabilities	$96,252	$109,184	$96,252	$109,184

The Company provided a total of $96.3 million and $108.6 million at September 30, 2026 and December 31, 2025, respectively, as the estimated future liability for unsettled workers’ compensation claims liabilities. Of this amount, $8.0 million and $9.7 million at September 30, 2026 and December 31, 2025, respectively, represent case reserves and IBNR in excess of the Company’s retention. The accrual for costs incurred in excess of retention is offset by a receivable from insurance carriers of $8.0 million and $9.7 million at September 30, 2026 and December 31, 2025, respectively, which is included in other assets in the condensed consolidated balance sheets.

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

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $134.1 million and $175.3 million at September 30, 2026 and December 31, 2025, respectively. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

The states of California, Maryland, Oregon, Washington, Colorado and Delaware required the Company to maintain collateral totaling $47.3 million and $52.1 million at September 30, 2026 and December 31, 2025, respectively, to cover potential workers’ compensation claims losses related to the Company’s current and former status as a self-insured employer. At September 30, 2026, the Company provided surety bonds totaling $47.3 million.

Note 4 - Revolving Credit Facility

The Company maintains an agreement (the “Agreement”) with Wells Fargo Bank, N.A. (the “Bank”) for a revolving credit line of $50.0 million and a sublimit for standby letters of credit of $25.0 million. Advances under the revolving credit line bear interest, as selected by the Company, of (a) the daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1.75% or (b) one-month Term SOFR plus 1.75%. The Agreement also provides for an unused commitment fee of 0.30% per year on the average daily unused amount of the revolving credit line, as well as a fee of 1.75% of the face amount of each letter of credit reserved under the line of credit. The Company had no outstanding borrowings on its revolving credit line at each of September 30, 2026 and December 31, 2025. The credit facility is collateralized by the Company’s accounts receivable and other rights to receive payment. The revolving credit facility will mature on August 1, 2028, unless extended.

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

The Agreement also contains customary events of default and specified cross-defaults under the Company’s workers’ compensation insurance arrangements. If an event of default under the Agreement occurs and is continuing, the Bank may declare any outstanding obligations under the Agreement to be immediately due and payable. At September 30, 2026, the Company was in compliance with all covenants.

Note 5 – Income Taxes

Under ASC 740, “Income Taxes,” management evaluates the realizability of the deferred tax assets on a quarterly basis under a “more-likely-than-not” standard. As part of this evaluation, management reviews all evidence both positive and negative to determine if a valuation allowance is needed. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent 12 quarters. The Company was in a cumulative income position for the 12 quarters ended September 30, 2026. At each of September 30, 2026 and December 31, 2025, the Company had not recorded a valuation allowance against its deferred tax assets.

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

As a result of the Tax Court’s decision, the Company recorded charges of $8.6 million of additional income tax expense and $4.1 million of related interest during the first quarter of 2026. The net impact of these charges, after considering the associated tax benefit on interest, resulted in an $11.6 million increase in net loss. These charges were recorded within provision for income taxes on the Company’s consolidated statements of operations and relate to the tax years addressed by the Tax Court’s decision, as well as tax years 2021 and 2022, which represent the remaining periods of the Company’s potential exposure related to wage‑based tax credits. The Company did not record penalties related to these matters, which are approximately $1.8 million for the tax years covered by the Tax Court’s decision, as the Company believes that the position involves novel legal issues for which penalties should not apply. In the third quarter of 2026, the income tax assessment and all accrued interest was paid in full. Accordingly, we do not expect to incur any additional interest expense related to this matter.

The Company disagrees with the Tax Court’s decision and is continuing to evaluate the available legal options, including any rights to appeal. The Company does not expect the decision to have an effect on its current business operations or services provided to clients.

In the major jurisdictions where it operates, the Company is generally no longer subject to income tax examinations by tax authorities for tax years before 2017. As of September 30, 2026 and December 31, 2025, total gross unrecognized tax benefits, excluding interest and penalties, of $0.9 million and $0.8 million, respectively, would affect the Company’s effective tax rate if recognized in future periods.

A portion of the consolidated income the Company generates is not subject to state income tax. Depending on the percentage of this income as compared to total consolidated income, the Company’s state effective tax rate could fluctuate from expectations.

At September 30, 2026, the Company had no operating loss carryforwards or tax credit carryforwards.

Note 6 – Litigation and Other Contingencies

The Company has made payroll tax filings on behalf of numerous current and former clients claiming Employee Retention Tax Credits (“ERCs”). These filings are currently under examination by the IRS to assess the eligibility of the credits claimed. During the second quarter of 2026, the Company received a notice of proposed adjustment from the IRS that may result in the disallowance of up to approximately $54.6 million of ERCs that had previously been paid to clients. The examination is ongoing. The Company has initiated the IRS administrative appeals process and is contesting the proposed disallowance. The amount ultimately determined to be disallowed, if any, may differ from the proposed adjustment.

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

In addition to the matter above, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management evaluates such matters in accordance with applicable accounting guidance and records a liability when a loss is considered probable and reasonably estimable. Based on currently available information, the Company has recorded estimated liabilities totaling $0.3 million and $0.5 million as of September 30, 2026 and December 31, 2025, respectively, within other accrued liabilities in the condensed consolidated balance sheets.

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

Results of Operations

The following table sets forth the percentages of total revenues represented by selected items in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Percentage of Total Net Revenues
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026		2025		2026		2025
Revenues:
Professional employer services	$316,212	94.7%	$299,685	94.0%	$914,178	95.2%	$864,781	94.1%
Staffing services	17,850	5.3	19,264	6.0	46,157	4.8	54,391	5.9
Total revenues	334,062	100.0	318,949	100.0	960,335	100.0	919,172	100.0
Cost of revenues:
Direct payroll costs	13,624	4.1	14,604	4.6	34,740	3.6	41,075	4.5
Payroll taxes	160,742	48.1	156,040	49.0	493,003	51.3	480,456	52.3
Benefit costs	29,104	8.7	20,230	6.3	85,470	8.9	56,097	6.1
Workers’ compensation	57,921	17.3	51,310	16.1	166,412	17.3	148,896	16.2
Total cost of revenues	261,391	78.2	242,184	76.0	779,625	81.2	726,524	79.1
Gross margin	72,671	21.8	76,765	24.0	180,710	18.8	192,648	20.9
Selling, general and administrative expenses	48,881	14.6	49,886	15.6	143,555	14.9	142,912	15.5
Depreciation and amortization	2,559	0.8	2,097	0.7	6,989	0.7	6,093	0.7
Income from operations	21,231	6.4	24,782	7.7	30,166	3.2	43,643	4.7
Other income, net	1,302	0.4	1,970	0.6	5,252	0.5	6,901	0.8
Income before income taxes	22,533	6.8	26,752	8.3	35,418	3.7	50,544	5.5
Provision for income taxes	5,783	1.7	6,133	1.9	20,601	2.1	12,492	1.4
Net income	$16,750	5.1%	$20,619	6.4%	$14,817	1.6%	$38,052	4.1%

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

The reconciliation of net income and diluted income per share to non-GAAP net income and non-GAAP diluted income per share for the nine months ended September 30, 2026 is shown in the table below (in thousands, except per share amounts):

	(Unaudited)
	Nine Months Ended
	September 30,
	2026
	Net Income	Diluted Income Per Share
GAAP net income	$14,817	$0.60
Non-recurring tax adjustment	11,565	0.46
Non-GAAP net income	$26,382	$1.06
Weighted average number of diluted common shares outstanding		24,830

We report PEO revenues net of direct payroll costs because we are not the primary obligor for wage payments to our clients’ employees. However, management believes that gross billings and wages are useful in understanding the volume of our business activity and serve as an important performance metric in managing our operations, including the preparation of internal operating forecasts and establishing executive compensation performance goals. We therefore present for purposes of analysis gross billings and wage information for the three and nine months ended September 30, 2026 and 2025.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Gross billings	$2,395,362	$2,321,852	$6,849,493	$6,644,993
PEO and staffing wages	$2,074,863	$2,017,499	$5,923,756	$5,766,932

In monitoring and evaluating the performance of our operations, management also reviews the following ratios, which represent selected amounts as a percentage of gross billings. Management believes these ratios are useful in understanding the efficiency and profitability of our service offerings.

	(Unaudited)		(Unaudited)
	Percentage of Gross Billings		Percentage of Gross Billings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
PEO and staffing wages	86.6%	86.9%	86.5%	86.8%
Payroll taxes	6.7%	6.7%	7.2%	7.2%
Benefit costs	1.3%	0.9%	1.3%	0.9%
Workers' compensation	2.4%	2.2%	2.4%	2.2%
Gross margin	3.0%	3.3%	2.6%	2.9%

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

	(Unaudited)
	Three Months Ended
	September 30,
	2026	Year-over-year % Growth	2025	Year-over-year % Growth
Average WSEs	142,319	0.6%	141,492	6.1%
Ending WSEs	142,020	1.1%	140,409	5.8%

	(Unaudited)
	Nine Months Ended
	September 30,
	2026	Year-over-year % Growth	2025	Year-over-year % Growth
Average WSEs	139,067	1.0%	137,640	7.2%
Ending WSEs	142,020	1.1%	140,409	5.8%

Three Months Ended September 30, 2026 and 2025

Net income for the third quarter of 2026 amounted to $16.8 million compared to net income of $20.6 million for the third quarter of 2025. Diluted net income per share for the third quarter of 2026 was $0.69 compared to diluted net income per share of $0.79 for the third quarter of 2025.

Revenue for the third quarter of 2026 totaled $334.1 million, an increase of $15.1 million or 4.7% over the third quarter of 2025, which reflects an increase in the Company’s PEO services revenue of $16.5 million or 5.5% and a decrease in staffing services revenue of $1.4 million or 7.3%.

The increase in PEO services revenue was primarily attributable to a 0.6% increase in the average number of WSEs as well as a 2.7% increase in average billing per WSE per day.

Gross margin for the third quarter of 2026 totaled $72.7 million or 21.8% of revenue compared to $76.8 million or 24.0% of revenue for the third quarter of 2025. The decrease in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the third quarter of 2026 totaled $13.6 million or 4.1% of revenue compared to $14.6 million or 4.6% of revenue for the third quarter of 2025. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the third quarter of 2025.

Payroll taxes for the third quarter of 2026 totaled $160.7 million or 48.1% of revenue compared to $156.0 million or 49.0% of revenue for the third quarter of 2025. The decrease in payroll taxes as a percentage of revenues in the third quarter of 2026 was primarily due to a higher mix of revenue attributable to PEO client benefits coverage, which is not subject to payroll taxes.

Benefit costs for the third quarter of 2026 totaled $29.1 million or 8.7% of revenue compared to $20.2 million or 6.3% of revenue for the third quarter of 2025. The increase in benefit costs as a percentage of revenues was primarily due to expanded adoption of our PEO client benefit programs, as well as an increase in health insurance premium rates.

Workers’ compensation expense for the third quarter of 2026 totaled $57.9 million or 17.3% of revenue compared to $51.3 million or 16.1% of revenue for the third quarter of 2025. The increase in workers’ compensation expense as a percentage of revenues was primarily attributable to higher workers’ compensation costs in the third quarter of 2026, which included favorable prior year liability and premium adjustments of $0.8 million, compared to favorable prior year liability and premium adjustments of $3.9 million in the third quarter of 2025.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2026 totaled $48.9 million or 14.6% of revenue compared to $49.9 million or 15.6% of revenue for the third quarter of 2025. The decrease in SG&A expense as a percentage of revenues was primarily attributable to decreased employee-related costs, including decreased variable employee compensation and incentive pay compared to the third quarter of 2025.

Other income, net for the third quarter of 2026 totaled $1.3 million compared to other income, net of $2.0 million for the third quarter of 2025. The decrease was primarily attributable to a decrease in investment income driven by lower average investment balances and lower average yield on our investment portfolio in the third quarter of 2026.

Our effective income tax rate for the third quarter of 2026 was 25.7% compared to 22.9% for the third quarter of 2025. Our income tax rate typically differs from the federal statutory tax rate of 21% primarily due to state taxes as well as federal and state tax credits.

Nine Months Ended September 30, 2026 and 2025

Net income for the first nine months of 2026 amounted to $14.8 million compared to net income of $38.1 million for the first nine months of 2025. Diluted net income per share for the first nine months of 2026 was $0.60 compared to diluted net income per share of $1.45 for the first nine months of 2025.

Revenue for the first nine months of 2026 totaled $960.3 million, an increase of $41.2 million or 4.5% over the first nine months of 2025, which reflects an increase in the Company's PEO services revenue of $49.4 million or 5.7% and a decrease in staffing services revenue of $8.2 million or 15.1%.

The increase in PEO services revenue was primarily attributable to a 1.0% increase in the average number of WSEs as well as a 2.2% increase in average billing per WSE per day.

Gross margin for the first nine months of 2026 totaled $180.7 million or 18.8% of revenue compared to $192.6 million or 20.9% of revenue for the first nine months of 2025. The decrease in gross margin as a percentage of revenues is primarily a result of the factors discussed within the separate components of gross margin below.

Direct payroll costs for the first nine months of 2026 totaled $34.7 million or 3.6% of revenue compared to $41.1 million or 4.5% of revenue for the first nine months of 2025. The decrease in direct payroll costs as a percentage of revenues was primarily due to a decrease in staffing services within the mix of our customer base compared to the first nine months of 2025.

Payroll taxes for the first nine months of 2026 totaled $493.0 million or 51.3% of revenue compared to $480.5 million or 52.3% of revenue for the first nine months of 2025. The decrease in payroll taxes as a percentage of revenues for the first nine months of 2026 was primarily due to a higher mix of revenue attributable to PEO client benefits coverage, which is not subject to payroll taxes.

Benefit costs for the first nine months of 2026 totaled $85.5 million or 8.9% of revenue compared to $56.1 million or 6.1% of revenue for the first nine months of 2025. The increase in benefit costs as a percentage of revenues was primarily due to expanded adoption of our PEO client benefit programs, as well as an increase in health insurance premium rates.

Workers' compensation expense for the first nine months of 2026 totaled $166.4 million or 17.3% of revenue compared to $148.9 million or 16.2% of revenue for the first nine months of 2025. The increase in workers' compensation expense as a percentage of revenues was primarily due to higher workers' compensation costs in the first nine months of 2026, which included favorable prior year liability and premium adjustments of $3.9 million in the first nine months of 2026 compared to favorable prior year liability and premium adjustments of $16.5 million in the first nine months of 2025.

SG&A expense for the first nine months of 2026 totaled $143.6 million or 14.9% of revenue compared to $142.9 million or 15.5% of revenue for the first nine months of 2025. The decrease in SG&A expense as a percentage of revenues was primarily attributable to decreased employee-related costs, including decreased variable employee compensation and incentive pay compared to the first nine months of 2025.

Other income, net for the first nine months of 2026 totaled $5.3 million compared to other income, net of $6.9 million for the first nine months of 2025. The decrease was primarily attributable to a decrease in investment income driven by lower average investment balances and lower average yield on our investment portfolio in the first nine months of 2026.

Provision for income taxes for the first nine months of 2026 was $20.6 million compared to provision for income taxes of $12.5 million for the first nine months of 2025. The increase was primarily due to additional tax expense and interest recorded during the first quarter of 2026 related to the disallowance of certain wage-based tax credits claimed in prior years. See “Note 5 – Income Taxes” to the condensed consolidated financial statements included in Item 1 of Part I of this report for additional information.

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

Liquidity and Capital Resources

The Company’s cash balance decreased $72.0 million to $54.3 million for the nine months ended September 30, 2026, which includes cash, cash equivalents, and restricted cash, compared to a decrease of $16.5 million for the comparable period of 2025. The decrease in cash at September 30, 2026 as compared to December 31, 2025 was primarily due to the factors discussed below.

Net cash used in operating activities for the nine months ended September 30, 2026 amounted to $51.0 million, compared to net cash used of $10.2 million for the comparable period of 2025. For the nine months ended September 30, 2026, net cash used in operating activities was primarily due to increased trade accounts receivable of $80.1 million, decreased premium payable of $30.1 million, decreased payroll taxes payable of $13.1 million, decreased workers’ compensation claims liabilities of $10.6 million and decreased other accrued liabilities of $9.9 million, partially offset by increased accrued payroll and related benefits of $67.5 million and net income of $14.8 million.

Net cash provided by investing activities for the nine months ended September 30, 2026 totaled $32.4 million, compared to net cash provided of $27.4 million for the comparable period of 2025. For the nine months ended September 30, 2026, net cash provided by investing activities consisted of proceeds from sales and maturities of investments and restricted investments of $51.3 million, partially offset by purchases of property, equipment and software of $16.6 million.

Net cash used in financing activities for the nine months ended September 30, 2026 was $53.4 million, compared to net cash used of $33.8 million for the comparable period of 2025. For the nine months ended September 30, 2026, net cash used in financing activities primarily consisted of repurchases of common stock of $44.5 million and dividend payments of $5.9 million.

The Company is required to maintain minimum collateral levels for certain policies issued under the insured program, which is held in a trust account (the “trust account”). The balance in the trust account was $134.1 million and $175.3 million at September 30, 2026 and December 31, 2025, respectively. The collateral balance in the trust account fluctuates throughout the year primarily due to the timing of collateral deposits and premium payments made under the insured program. The trust account balance is included as a component of the current and long-term restricted cash and investments in the Company’s condensed consolidated balance sheets.

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

All our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Company include: our ability to retain current clients and attract new clients; technology implementation and disruption, including the displacement of employees through the adoption of AI and automation by our clients; difficulties associated with integrating clients into our operations; economic trends in our service areas and the potential effects of changing governmental policies, including those related to immigration, tariffs, other trade policies, or climate regulation; risks to our business and the business of our clients arising from current or future tariffs or other trade restrictions, supply chain issues, changes in labor force, or geopolitical instability, including the wars in Ukraine and Iran, other conflicts in the Middle East, and the potential for future conflicts or disruptions in other parts of the world; natural disasters; the potential for material deviations from expected future workers’ compensation claims experience; changes in the workers’ compensation regulatory environment in our primary markets; PEO client benefit costs, particularly with regard to health insurance benefits; security breaches or failures in the Company’s information technology systems; collectability of accounts receivable; changes in executive management; changes in effective payroll tax rates and federal and state income tax rates; the carrying values of deferred income tax assets and goodwill (which may be affected by our future operating results); the effects of inflation on our operating expenses and those of our clients; the impact of and potential changes to the Patient Protection and Affordable Care Act, escalating medical costs, and other health care legislative initiatives on our business; the impact of the One Big Beautiful Bill Act and other recently enacted legislation on our business; the effect of changing monetary policy, interest rates and conditions in the global capital markets on our investment portfolio; and the availability of capital, borrowing capacity on our revolving credit facility, or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining our status as a qualified self-insured employer for workers’ compensation coverage or our insured program. Additional risk factors affecting our business are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 26, 2026 and in Item 1A of Part II in this report. We disclaim any obligation to publicly announce any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to its investment portfolio and outstanding borrowings on its line of credit. The Company’s investments and restricted investments, which are classified as available-for-sale, consist primarily of fixed-rate debt securities, the fair value of which fluctuates with prevailing interest rates. Our cash equivalents consist primarily of money market funds, which are not meaningfully impacted by interest rate risk. We attempt to limit our investment portfolio's exposure to market risk through low investment turnover and diversification. Based on the Company’s overall interest exposure at September 30, 2026, a 50 basis point increase in market interest rates would have a $2.5 million downward effect on the fair value of the Company’s investment portfolio. Outstanding borrowings on the Company’s line of credit bear interest at a variable market rate, which makes the cost of borrowing on the line of credit susceptible to changing interest rates. At September 30, 2026, the Company had no outstanding borrowings on its line of credit.

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

Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Note 6 – Litigation and Other Contingencies,” to the condensed consolidated financial statements included in Part I, Item 1 of this report for information regarding legal proceedings in which we are involved.

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

Additionally, our clients may be eligible for various legislative and regulatory programs, including those established under the CARES Act and the American Rescue Plan Act, such as the Employee Retention Tax Credit (“ERC”), which use payroll tax credits or deferrals as the mechanism to provide benefits to small businesses and employees. When current and former clients utilize ERCs and other similar programs, the IRS has required the associated tax forms to be filed through the PEO. We have made such filings for many of our current and former clients claiming ERCs. These filings are currently under examination by the IRS to assess the eligibility of the ERCs claimed by our PEO clients. During the second quarter of 2026, the Company received a notice of proposed adjustment from the IRS that may result in the disallowance of up to approximately $54.6 million of credits previously paid to client companies. The Company initiated the IRS administrative appeals process and is contesting the proposed disallowance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information related to stock repurchases during the quarter ended September 30, 2026.

Month	Total Number of Shares Repurchased	Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (in thousands) (2)
Jul 1 - Jul 31, 2026	—	$—	—	$40,275
Aug 1 - Aug 31, 2026	167,600	$32.90	167,600	$34,762
Sep 1 - Sep 30, 2026	106,095	$33.20	106,095	$31,240
Total	273,695		273,695

(1) Average price paid per share includes commissions paid to our broker and excludes excise taxes incurred on share repurchases.

(2) On August 4, 2025, the Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock over a two-year period beginning August 4, 2025. As of September 30, 2026, the Company had repurchased 2,071,494 shares at an aggregate purchase price of $68.8 million.

Item 5. Other Information

Trading Plans

During the quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32*	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARRETT BUSINESS SERVICES, INC.
Registrant

Date: November 4, 2026	By:	/s/ Anthony J. Harris
Anthony J. Harris
Executive Vice President and Chief Financial Officer and Treasurer